Form 10QSB
period 2000-03-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2000-07-24
CIK 1108967

U.S. SECURITIES AND EXCHANGE COMMISSION
<P>
               Washington, D.C. 20549
                      FORM 10-QSB
<P>
                      (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
         For the quarterly period ended March 31, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
            For the quarter ended March 31, 2000
<P>
              Commission File No.
                                  --------------------
<P>
          NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
       (Name of Small Business Issuer in Its Charter)
<P>

Colorado                                7310                           84-1463284
(State of Other Jurisdiction of   (Primary Standard Industrial      (I.R.S. Employer
Incorporation or Organization)     Classification Code Number        Identification No.)
<P>

<P>
               101 Philippe Parkway, Suite 300
               Safety Harbor, Florida             34695
       (Address of Principal Executive Offices) (Zip Code)
<P>
                     (727) 797-6664
      (Issuer's Telephone Number, Including Area Code)
<P>
                 John D. Thatch, President
            New Millennium Media International, Inc.
                101 Philippe Parkway, Suite 300
                Safety Harbor, Florida  34695
 (Name, address and Telephone Number of Agent for Service)
<P>
                     Copies to:
<P>
   Gerald C. Parker, Chairman of the Board of Directors
              7820 South Holiday Drive
                      Suite 320
                Sarasota, Florida 34321
                (941) 925-2500
                (941) 925-2503 Fax
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
           Yes          No X
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2000, the Company had 23,790,462 shares of the Company's common stock issued and outstanding.
<P>
            NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
               Form 10-QSB Quarterly Report
            For the Period Ended March 31, 2000
<P>

                                                                        Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements
<P>
     Report of Independent Accountants                                   4
<P>
     Condensed Balance Sheet                                             5
<P>
     Condensed Statement of Operations                                   6
<P>
     Condensed Statement of Cash Flows                                   7
<P>
     Notes to the Condensed Financial Statements                         8
<P>
Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                             12
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings                                                15
<P>
Item 2. Changes in Securities                                            15
<P>
Item 3. Defaults Upon Senior Securities                                  15
<P>
Item 4. Submission of Matters to a Vote of Security Holders              15
<P>
Item 5. Other Information                                                15
<P>
Item 6. Exhibits and Reports of Form 8-K                                 16
<P>
Signatures                                                               16

------------------------
<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements
<P>
      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
<P>
Board of Directors and Shareholders
New Millennium Media International, Inc.
(formerly Progressive Mailer Corp.)
Safety Harbor, Florida
<P>
We have reviewed the condensed balance sheets of New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (a development stage company) as of December 31, 1999 and March 31, 2000 and the related statements of operations and cash flows for the quarters ended March 31, 1999 and March 31, 2000. These financial statements are the responsibility of the Company's management.
<P>
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opnion.
<P>
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principals.
<P>
We have previously audited, conducted in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended (not presented herein), and in our report dated June 1, 2000, we expressed a qualified report because of going concern uncertainty on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the condensed balance sheet from which is has been derived.
<P>
Richard J. Fuller, CPA, PA
Clearwater, Florida
<P>
June 22, 2000
<P>
       NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
          (FORMERLY  PROGRESSIVE MAILER CORP.)
           (A DEVELOPMENT STAGE COMPANY)
<P>
            CONDENSED BALANCE SHEET

                                          December 31,           March 31,
                                             1999                  2000
                                                                (Unaudited)
                                          -------------------------------------------
ASSETS
Current Assets:
     Cash                                 $     2,063             $285,081
     Inventories                              548,862              567,612
                                          -------------------------------------------
     Total Current Assets                     550,925              852,693
                                          -------------------------------------------
Furniture and Equipment-Net                     3,964                7,216
                                          -------------------------------------------
Other Assets
     Prepaid expenses-net                         417                5,271
     Goodwill, net of accumulated
     amortization of $22,587 and $28,234,
     respectively                             655,007              649,860
                                          -------------------------------------------
     Total Other Assets                       655,424              655,131
                                          -------------------------------------------
                                      $     1,210,313           $1,515,040
                                         ============================================
<P>
LIABILITIES AND STOCKHOLDERS' DEFICIT
<P>
Current Liabilities
     Notes payable - related          $     1,596,012           $1,611,012
     Accounts payable                          85,235               38,837
     Accrued expenses payable                 129,289              145,289
                                          -------------------------------------------
     Total Current Liabilities              1,810,536            1,795,138
                                          -------------------------------------------
<P>
Long-term Liabilities                               0                    0
<P>
Stockholders' Deficit
   Common stock, par value $.001; shares
     authorized, 25,000,000
     shares issued and outstanding,
     24,099,881 and 23,079,462
     respectively                              24,100               23,080
   Preferred stock, par value $.001; shares
     authorized, 10,000,000
     no shares issued and outstanding               0                    0
   Additional paid in capital                 448,991              452,511
   Common stock subscribed,
    (1,382,000 shares)                           -                 441,500
   Deficit accumulated during
    the development stage                  (1,073,314)          (1,197,189)
                                          -------------------------------------------
   Total Stockholders' Deficit               (600,223)            (280,098)
                                          -------------------------------------------
                                      $     1,210,313      $     1,515,040
                                          ===========================================

<P>
          NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
          (FORMERLY  PROGRESSIVE MAILER CORP.)
            (A DEVELOPMENT STAGE COMPANY)
<P>
            CONDENSED STATEMENT OF OPERATIONS
                      (Unaudited)

                                For the           For the               From Inception
                                quarter ended     quarter ended         through
                                  3/31/99           3/31/00               3/31/00
                                  -------           -------               --------
Income                           $     6,911      $      -              $     59,808
Costs and Expenses:
     General and administrative  $   109,106      $   101,877           $  1,086,504
     Interest expense                 23,190           16,000                139,921
     Depreciation and amortization       330            5,998                 30,572
                                  -------------------------------------------------------
     Total costs and expenses        132,626          123,875              1,256,997
                                  -------------------------------------------------------
<P>
Loss from Operations                (125,715)        (123,875)            (1,197,189)
<P>
Net Loss                         $  (125,715)     $  (123,875)          $ (1,197,189)
                                  =======================================================
<P>
Basic Loss Per Common Share      $    (0.009)     $    (0.005)          $     (0.052)

<P>
         NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
         (FORMERLY  PROGRESSIVE MAILER CORP.)
             (A DEVELOPMENT STAGE COMPANY)
<P>
           CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited)

                                For the           For the               From Inception
                                quarter ended     quarter ended         through
                                  3/31/99           3/31/00               3/31/00
                                  -------           -------               --------
Cash Flows from Operating Activities:
   Net loss                        $(125,715)       $(123,875)           $(1,197,189)
   Adjustments to reconcile
     net loss to net cash used in
     operating activities:
     Depreciation and amortization       330            5,998                 30,772
     Common stock issued for services    775             -                    24,838
   Increase in inventories          (481,916)         (18,750)              (567,612)
   Increase in prepaid expenses         -              (5,000)                (5,000)
   Increase (decrease) in
    accounts payable and accrued
    expenses                         532,943          (30,398)               184,126
                                  -----------------------------------------------------
        Total adjustments             52,132          (48,150)              (332,876)
                                  -----------------------------------------------------
Net Cash Used in Operating
 Activities                          (73,583)        (172,025)            (1,530,065)
                                  -----------------------------------------------------
Cash Flows from Investing Activities
     Purchase of goodwill               -                (500)              (678,094)
     Purchase of fixed assets           -              (3,457)               (14,916)
                                  -----------------------------------------------------
      Net Cash Used in Investing
       Activities                       -              (3,957)              (693,010)
                                  -----------------------------------------------------
<P>
Cash Flows from Financing Activities
     Proceeds from notes
      payable - Related              70,000            15,000              1,611,012
     Proceeds from common
      stock transactions               -              444,000                897,144
                                  -----------------------------------------------------
      Net Cash provided by
       Financing Activities          70,000           459,000              2,508,156
                                  -----------------------------------------------------
<P>
Increase in cash and
 cash equivalents              $     (3,583)     $    283,018          $     285,081
<P>
Cash and cash equivalents at
beginning of period             $     6,811      $      2,063          $           0
                                   ----------------------------------------------------
<P>
Cash and cash equivalents at
end of period                   $     3,228      $    285,081          $     285,081
                                   ====================================================
<P>
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest  0                 0                      0
<P>
  Cash paid during the year
   for income taxes                       0                 0                      0

<P>
          NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
           (FORMERLY PROGRESSIVE MAILER CORP.)
             (A DEVELOPMENT STAGE COMPANY)
<P>
       NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      (Unaudited)
<P>
1.     Organization and  Basis of Presentation
       ---------------------------------------
<P>
New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (NMMI or the Company) is in the business of marketing advertising space in special advertising display machines. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, in particular, Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
<P>
2.     Development Stage Enterprise
       ----------------------------
<P>
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7(SFAS No. 7). The Company is devoting substantially all of its efforts in securing and establishing a new business, and has engaged in limited activities in the advertising business, but no significant revenues have been generated to date.
<P>
3.     Going Concern Uncertainty
       -------------------------
<P>
The Company has incurred recurring operating losses and negative cash flows and has negative working capital. The Company has financed itself primarily through the sale of its stock and related party borrowings. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
<P>
There can be no assurance that the Company will be success in implementing its plans, or if such plans are implemented, that the Company will be successful.
<P>
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.
<P>
4.     Subsequent Events
       -----------------
<P>
On April 12, 2000, the Company entered into an agreement with Investment Management of America, Inc. (a major stockholder and financial consultant) to exchange 3,000,000 shares of Common Stock for 3,000,000 shares of Series A Convertible Preferred Stock of the 5,000,000 shares created under resolution of the Board of Directors of the 10,000,000
Preferred Stock.   In addition, the Company has voted and
passed the increase of the number of Common Stock authorized to 75,000,000 at a special Meeting of Stockholders on July 17, 2000. Further, the Company has secured an agreement with a financial institution to provide an equity line of $25,000,000.
<P>
Proforma financial information is presented for the current interim period and corresponding prior interim period for the Scovel Corporation merger on March 9, 2000.
<P>
               Part II.   OTHER INFORMATION
<P>
Item   1.  Legal Proceedings
<P>
NMMI is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. NMMI filed an Answer and Affirmative Defenses alleging, among other issues, that the interest stated in the promissory note is usurious. This case will most likely proceed to trial although settlement is always a viable possibility.
<P>
NMMI is a defendant in a lawsuit filed August 31, 1999 in the District Court, County of Denver, State of Colorado, Case Number 99CV5768. The plaintiff, International Vending Management, Inc., is seeking damages for failure to perform on a contract wherein plaintiff contracted to place advertising machines and manage the cash flow. NMMI filed defenses and a counterclaim stating that plaintiff failed to perform and lost or misplaced eleven machines.
<P>
Item 2. Changes in Securities. - None
<P>
Item  3.   Defaults Upon Senior Securities.  Not
applicable.
<P>
Item  4.   Submission of Matters to a Vote of Security
           Holders.    None
<P>
Item  5.   Other information.  None.
<P>
Item  6.   Exhibits and reports on Form 8-K.
           (i) Form 8-K12G3 filed on July 20,2000
               under SEC File No. 000-29923
<P>
Exhibit 27   Financial data schedule   electronic filing
only.
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July 24, 2000.
<P>
                NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                         -----------------
                        (Registrant)
<P>
Date: July 24 , 2000     s/s John D. Thatch
                             ---------------------------
                             JOHN D. THATCH
                             President
<P>