Form 10QSB
period 2000-06-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2000-08-11
CIK 1108967

As filed with the Securities and Exchange Commission on August 11, 2000 Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2000
                        Commission File Number 000-29923

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

           Colorado                       (7310)                 84-1463284
           ----------------------------------------------------------------
  (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)

                         101 Philippe Parkway, Suite 300
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
                                 --------------
   (Address and Telephone Number of Principal Executive Offices and Principal
                               Place of Business)

                            John D. Thatch, President
                    New Millennium Media International, Inc.
                         101 Philippe Parkway Suite 300
                          Safety Harbor, Florida 34695
                          ----------------------------
            (Name, Address and Telephone Number of Agent for Service)

                                   Copies to:

              Gerald C. Parker, Chairman of the Board of Directors
                            7820 South Holiday Drive
                                    Suite 320
                             Sarasota, Florida 34321
                                 (941) 925-2500
                               Fax (941) 925-2503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
         -----    -----

As of June 30, 2000 there were 23,079,462 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                         Filing Type: 10-QSB
                         Description: Quarterly Report
                         Filing Date: August 11, 2000

                          Period End: June 30, 2000

            Primary Exchange: Over the Counter Includes OTC and OTCBB
                              Ticker: NMMI

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
Part I     Financial Information...............................................5
     Item 1   Financial Statements.............................................5
     Item 2   Management's Discussion and Analyses of Financial Condition and
              Results of Operations...........................................10
     Item 3   Quantitative and Qualitative Disclosures About Market Risk......11
Part II    Other Information..................................................11
     Item 1   Legal Proceedings...............................................11
     Item 2   Changes in Securities and Use of Proceeds.......................11
     Item 3   Defaults Upon Senior Securities.................................12
     Item 4   Submission of Matters to a Vote of Security Holders.............12
     Item 5   Other Information...............................................12
     Item 6   Exhibits and Reports on Form 8-K................................12
Signatures....................................................................12

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information..................................................5
        Item 1  Financial Statements ..........................................5
                Report of Independent Accountants..............................5
                Condensed Balance Sheet........................................6
                Condensed Statement of Operations..............................7
                Condensed Statement of Cash Flows..............................8
                Notes to the Condensed Financial Statements....................9
        Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............10
                Overview......................................................10
                Plan of Operatiuons...........................................10
                Results of Operations.........................................10
                General and Administrative Expenses...........................10
                Liquidity and Capital Resources...............................10
        Item 3  Quantitative and Qualitative Disclosures About Market Risk....11
Part II Other Information.....................................................11
        Item 1  Legal Proceedings.............................................11
        Item 2  Changes in Securities and Use of Proceeds.....................11
                Common Stock..................................................11
                Warrants......................................................11
                Preferred Stock...............................................11
                Use of Proceeds...............................................11
        Item 3  Defaults Upon Senior Securities...............................12
        Item 4  Submission of Matters to a Vote of Security Holders...........12
        Item 5  Other Information.............................................12
        Item 6  Exhibits and Reports on Form 8-K..............................12
Signatures....................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors and Shareholders
New Millennium Media International, Inc.
(formerly Progressive Mailer Corp.)
Safety Harbor, Florida

We have reviewed the condensed balance sheets of New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (a development stage company) as of December 31, 1999 and June 30, 2000, and the related statements of operations and cash flows for the six months ended June 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, conducted in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended (not presented herein), and in our report dated June 1, 2000, we expressed a qualified report because of going concern uncertainty on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the condensed balance sheet from which it has been derived.

Richard J. Fuller, CPA, PA
Clearwater, Florida

August 9, 2000

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                                                     December 31,     June 30,
                                                                         1999           2000
                                                                                    (Unaudited)
                                                                     -----------    -----------
ASSETS
Current Assets:
   Cash                                                              $     2,063    $   129,544
   Inventories                                                           548,862        567,612
                                                                     -----------    -----------
      Total Current Assets                                               550,925        697,156
                                                                     -----------    -----------

Furniture and Equipment-Net                                                3,964          8,567
                                                                     -----------    -----------

Other Assets
   Prepaid expenses-net                                                      417          6,340
   Goodwill, net of accumulated amortization
   of $22,587and $33,881, respectively                                   655,007        644,213
                                                                     -----------    -----------
      Total Other Assets                                                 655,424        650,553
                                                                     -----------    -----------
                                                                     $ 1,210,313    $ 1,356,276
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Notes payable - related                                           $ 1,596,012    $ 1,611,012
   Accounts payable                                                       85,235         65,609
   Accrued expenses payable                                              129,289        161,289
                                                                     -----------    -----------
      Total Current Liabilities                                        1,810,536      1,837,910
                                                                     -----------    -----------

Long-term Liabilities                                                         --             --

Stockholders' Deficit
   Common stock, par value $.001; shares authorized, 25,000,000 shares issued and outstanding, 24,099,881 and 23,079,462
      respectively                                                        24,100         23,080
   Preferred stock, par value $.001; shares authorized, 10,000,000
      no shares issued and outstanding                                        --             --
   Additional paid in capital                                            448,991        452,511
   Common stock subscribed, (1,420,000 shares)                                --        460,500
   Deficit accumulated during the development stage                   (1,073,314)    (1,417,725)
                                                                     -----------    -----------
      Total Stockholders' Deficit                                       (600,223)      (481,634)
                                                                     -----------    -----------
                                                                     $ 1,210,313    $ 1,356,276
                                                                     ===========    ===========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                        FOR THE        FOR THE    FROM INCEPTION
                                       SIX MONTHS     SIX MONTHS      THROUGH
                                        06/30/99       6/30/00        6/30/00
                                      -----------    -----------    -----------
Income                                $     6,911    $     1,044    $    60,852

Costs and Expenses:
   General and administrative         $   203,283    $   301,389    $ 1,286,016
   Interest expense                        45,724         32,000        155,921
   Depreciation and amortization              600         12,066         36,640
                                      -----------    -----------    -----------
      Total costs and expenses            249,607        345,455      1,478,577
                                      -----------    -----------    -----------

Loss from Operations                     (242,696)      (344,411)    (1,417,725)


Net Loss                              $  (242,696)   $  (344,411)   $(1,417,725)
                                      ===========    ===========    ===========

Basic Loss Per Common Share           $    (0.017)   $    (0.015)   $    (0.061)
                                      ===========    ===========    ===========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        For the        For the    From Inception
                                                      six months     six months      through
                                                       06/30/99       06/30/00       06/30/00
                                                     -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                          $  (242,696)   $  (344,411)   $(1,417,725)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                          600         12,066         36,840
      Common stock issued for services                       775             --         24,838
   Increase in inventories                               198,383        (18,750)      (567,612)
   Increase in prepaid expenses                               --         (6,215)        (6,215)
   Increase (decrease) in accounts payable
      and accrued expenses                               (83,188)        12,374        226,898
                                                     -----------    -----------    -----------
      Total adjustments                                  116,570           (525)      (285,251)
                                                     -----------    -----------    -----------
         Net Cash Used in Operating Activities          (126,126)      (344,936)    (1,702,976)
                                                     -----------    -----------    -----------

Cash Flows from Investing Activities
   Purchase of goodwill                                       --           (500)      (678,094)
   Purchase of fixed assets                                   --         (5,083)       (16,542)
                                                     -----------    -----------    -----------
         Net Cash Used in Investing Activities                --         (5,583)      (694,636)
                                                     -----------    -----------    -----------

Cash Flows from Financing Activities
   Proceeds from notes payable - Related                 121,000         15,000      1,611,012
   Proceeds from common stock transactions                    --        463,000        916,144
                                                     -----------    -----------    -----------
         Net Cash provided by Financing Activities       121,000        478,000      2,527,156
                                                     -----------    -----------    -----------

Increase in cash and cash equivalents                $    (5,126)   $   127,481    $   129,544

Cash and cash equivalents at beginning of period     $     6,811    $     2,063    $        --
                                                     -----------    -----------    -----------

Cash and cash equivalents at end of period           $     1,685    $   129,544    $   129,544
                                                     ===========    ===========    ===========

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                     --             --             --

   Cash paid during the year for income taxes                 --             --             --

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Organization and Basis of Presentation
-------------------------------------------

     New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (NMMI or the Company) is in the business of marketing advertising space in special advertising display machines. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, in particular, Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   Development Stage Enterprise
---------------------------------

     The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7 (SFAS No. 7). The Company is devoting substantially all of its efforts in securing and establishing a new business, and has engaged in limited activities in the advertising business, but no significant revenues have been generated to date.

3.   Going Concern Uncertainty
------------------------------

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

4.   Equity
-----------

     On April 12, 2000, the Company entered into an agreement with Investment Management of America, Inc. (a major stockholder and financial consultant) to exchange 3,000,000 shares of Common Stock for 3,000,000 shares of Series A Convertible Preferred Stock of the 5,000,000 shares created under resolution of the Board of Directors of the 10,000,000 Preferred Stock.

5.   Subsequent Events
----------------------

     The Company increased the number of Common Stock authorized to 75,000,000 at a special Meeting of Stockholders on July 17, 2000. In addition, the Company has secured an agreement with a financial institution to provide an equity line of $25,000,000 and Plans to file an SB-2 Registration Statement with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the six months ended June 30, 1999 and 2000 and from inception through June 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations are in the initial stages. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company has had very limited operations and revenues since its inception.

PLAN OF OPERATIONS
The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in this report.

The primary activity of the Company currently involves two types of visual advertising: The Illumisign-Eyecatcher movable display boards and LED display boards. We retain ownership of both types of the machines and sell the advertising space on a monthly basis.

RESULTS OF OPERATIONS
Comparable operations for the quarter ended June 30, 2000 and December 31, 1999 reflect the final stages of the corporate headquarters being reorganized and moved to Safety Harbor, Florida with a change in management. The lack of revenue is due to these corporate changes and management's consolidation of operations from its current location. The Company signed a one-year with option for successive additional one year terms marketing agreement with Carson-Jensen-Anderson Enterprises, Inc. through which agreement the Illumisign-Eyecatcher display boards will be marketed throughout the 50 United States. Management anticipates that operations, including Illumisign-Eyecatcher display board inventories during the next few months will cause costs to slightly increase relative to revenue generated from the rental of the display boards. As the display boards are placed at site locations and advertisers begin placing ads it is anticipated that the revenues will gradually increase. Personnel costs should also increase slightly with the increased advertising accounts. In addition, certain direct costs including depreciation of display boards will increase as these machines are placed at various site locations. Amortization should remain the same.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses include costs of the final stages of reorganizing and relocating corporate headquarters as well as the expenses of negotiating and finalizing the various contracts necessary to develop the national network for locating sites and marketing the various advertisers necessary to place the ads in the display boards. These expenses include costs of management and other indirect costs including marketing, rent, accounting, legal and operating costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash used for operating activities totaled $344,936 for the six months ended June 30, 2000 vs. $126,126 in the comparable period in 1999. Cash was used primarily in reorganizing the corporate organization and salaries. Cash outflows for investing activities were primarily for fixed assets that should continue during the next twelve months as the Company's business increases. Funds were provided from financing activities including proceeds from stock transactions of $463,000 during the six months ended June 30, 2000.

On May 19, 2000, we entered into an investment agreement with Swartz Private Equity, LLC to provide an equity line maximum aggregate amount of $25,000,000 through a series of sales of common stock. In order to sell shares to Swartz, there must be an effective registration statement with the SEC covering the resale of the shares by Swartz and certain other conditions must be met. The agreement is for a period of three years from the effective date of a registration statement covering the resale of the shares to be put to Swartz. It is reasonably anticipated that the registration statement will be filed within the next month.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. The Company filed an Answer and Affirmative Defenses alleging, among other issues, that the interest stated in the promissory note is usurious. On August 3, 2000 this case was dismissed without prejudice. As of the filing of this report, the plaintiff has not refilled the suit.

The Company is a defendant in a lawsuit filed August 31, 1999 in the District Court, County of Denver, State of Colorado, Case Number 99CV5768. The plaintiff, International Vending Management, Inc., is seeking damages for failure to perform on a contract wherein plaintiff contracted to place advertising machines and manage the cash flow. The Company filed defenses and a counterclaim stating that plaintiff failed to perform and lost or misplaced eleven machines.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK
Swartz Investment Agreement. On May 19, 2000, we entered into an Investment Agreement with Swartz Private Equity, LLC. The Investment Agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during the three-year period following the date of effectiveness of a registration statement covering the resale of the shares to be put to Swartz. Each election by us to sell stock to Swartz is referred to as a "put right".

In order to comply with the requirements of the Swartz agreement July 17, 2000 the Company passed a resolution to amended its Articles of Incorporation to increase the authorized number of common stock from 25,000,000 to 75,000,000. It is a requirement of the Swartz Investment Agreement that the Company file an SB-2 Registration. It is anticipated that this registration will be filed within the next month.

Please see "Common Stock" in the 10-QSB Report for the Company's first quarter of 2000 which section is incorporated by reference herein.

WARRANTS
Please see "Warrants" in the 10-QSB Report for the Company's first quarter of 2000 which section is incorporated by reference herein.

PREFERRED STOCK
Please see "Preferred Stock" in the 10-QSB Report for the Company's first quarter of 2000 which section is incorporated by reference herein.

USE OF PROCEEDS
Please see "Use of Proceeds" in the 10-QSB Report for the Company's first quarter of 2000 which section is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By vote of the shareholders of the Company, the Company Articles of Incorporation were amended to increase the number of common stock from 25,000,000 to 75,000,000 shares. A Proxy Statement was sent to each shareholder of record. See Item 2 above.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (SECT. 249.308 OF THIS CHAPTER).

Financial Statements are incorporated in the body of this report.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 11th day of August 2000.

                                        New Millennium Media International, Inc.
                                                            (Registrant)



                                        by: /s/ John Thatch
                                            --------------------------------
                                            John Thatch as President/CEO