Form 10QSB
period 2000-09-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2000-11-13
CIK 1108967

As filed with the Securities and Exchange Commission on November __, 2000
                           Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                      For quarter ended September 30, 2000
                         Commission File Number 0-29195

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

          Colorado                         (7310)                84-1463284
--------------------------------------------------------------------------------
  (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)

                         101 Philippe Parkway, Suite 300
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

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

                                Yes [ ]   No [X]

As of September 30, 2000 there were 24,099,462 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
Part I   Financial Information.................................................5
         Item 1   Financial Statements ........................................5
                  Report of Independant Accountants............................5
                  Condensed Balance Sheet......................................6
                  Condensed Statement of Operations............................7
                  Condensed Statement of Cash Flows............................8
                  Notes to the Condensed Financial Statements..................9
                  Management Representation Letter............................10
         Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............10
                  Overview....................................................10
                  Plan of Operations..........................................10
                  Results of Operations.......................................10
                  General and Administrative Expenses.........................10
                  Liquidity and Capital Resources.............................10
         Item 3   Quantitative and Qualitative Disclosures About Market Risk..11
Part II  Other Information....................................................11
         Item 1   Legal Proceedings...........................................11
         Item 2   Changes in Securities and Use of Proceeds...................11
                  Common Stock................................................11
                  Warrants....................................................11
                  Preferred Stock.............................................11
                  Use of Proceeds.............................................11
         Item 3   Defaults Upon Senior Securities.............................12
         Item 4   Submission of Matters to a Vote of Security Holders.........12
         Item 5   Other Information...........................................12
         Item 6   Exhibits and Reports on Form 8-K............................12
Signatures....................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors and Shareholders
New Millennium Media International, Inc.
(formerly Progressive Mailer Corp.)
Safety Harbor, Florida

We have reviewed the condensed balance sheets of New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (a development stage company) as of December 31, 1999 and September 30, 2000, and the related statements of operations and cash flows for the nine months ended September 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

November 9, 2000

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                                           December 31,     September 30,
                                                               1999             2000
                                                                            (Unaudited)
                                                           ------------     ------------
ASSETS

Current Assets:
   Cash                                                    $      2,063     $         --
   Accounts Receivable                                                            39,704
   Inventories                                                  548,862            3,255
   Equipment Leased to Customers-Net                                 --          545,828
                                                           ------------     ------------
        Total Current Assets                                    550,925          588,787
                                                           ------------     ------------

Furniture and Equipment-Net                                       3,964          464,237
                                                           ------------     ------------
Other Assets
   Prepaid expenses-net                                             417           54,491
   Goodwill, net of accumulated amortization
      of $22,587and $39,528, respectively                       655,007          638,566
                                                           ------------     ------------
        Total Other Assets                                      655,424          693,057
                                                           ------------     ------------
                                                           $  1,210,313     $  1,746,081
                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Notes payable - related                                 $  1,596,012     $  1,627,482
   Accounts payable                                              85,235           59,695
   Accrued expenses payable                                     129,289          285,819
                                                           ------------     ------------
        Total Current Liabilities                             1,810,536        1,972,996
                                                           ------------     ------------
Stockholders' Deficit
   Common stock, par value $.001; shares authorized,
      75,000,000 shares issued and outstanding,
      24,099,881 and 23,079,462 respectively                     24,100           23,080
   Preferred stock, par value $.001; shares authorized,
      10,000,000 no shares issued and outstanding                    --               --
   Additional paid in capital                                   448,991          452,511
   Common stock subscribed, (1,620,000 shares)                       --          803,500
   Deficit accumulated during the development stage          (1,073,314)       1,506,006
                                                           ------------     ------------
        Total Stockholders' Deficit                            (600,223)        (226,915)
                                                           ------------     ------------
                                                           $  1,210,313     $  1,746,081
                                                           ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                      (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       For the        For the     From Inception
                                     nine months    nine months       through
                                      09/30/99        9/30/00         9/30/00
                                    -----------     -----------     -----------
Income                              $    28,044     $   102,864     $   162,672

Costs and Expenses:
   General and administrative       $   289,995     $   459,771     $ 1,444,398
   Interest expense                      70,553          48,000         171,921
   Depreciation and amortization         11,836          27,785          52,359
                                    -----------     -----------     -----------
      Total costs and expenses          372,384         535,556       1,668,678
                                    -----------     -----------     -----------

Loss from Operations                   (344,340)       (432,692)     (1,506,006)


Net Loss                            $  (344,340)    $  (432,692)    $(1,506,006)
                                    ===========     ===========     ===========

Basic Loss Per Common Share         $    (0.014)    $    (0.019)    $    (0.065)
                                    ===========     ===========     ===========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         For the          For the      From Inception
                                                       nine months      nine months        through
                                                         09/30/99         09/30/00         09/30/00
                                                       ------------     ------------     ------------
Cash Flows from Operating Activities:
    Net loss                                           $   (344,340)    $   (432,692)    $ (1,506,006)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
       Depreciation and amortization                   $     11,836     $     27,785     $     52,559
       Common stock issued for services                       3,333               --           24,838
    Increase (decrease) in Accounts receivable                   --          (39,704)         (39,704)
    Increase (decrease) in inventories                       65,719          545,607           (3,255)
    Increase in Equipment Leased to Customers                    --         (545,828)        (545,828)
    Increase in prepaid expenses                                 --          (54,438)         (54,438)
    Increase (decrease) in accounts payable                  28,075
       and accrued expenses                            $         --     $    130,990     $    345,514
                                                       ------------     ------------     ------------
       Total adjustments                                    108,963           64,412         (220,314)
                                                       ------------     ------------     ------------
          Net Cash Used in Operating Activities            (235,377)        (368,280)      (1,726,320)
                                                       ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchase of goodwill                                   (338,797)            (500)        (678,094)
    Purchase of fixed assets                                 (2,125)        (470,753)        (482,212)
                                                       ------------     ------------     ------------
          Net Cash Used in Investing Activities            (340,922)        (471,253)      (1,160,306)
                                                       ------------     ------------     ------------
Cash Flows from Financing Activities
    Proceeds from notes payable - Related                   539,030           31,470        1,627,482
    Proceeds from common stock transactions                  32,333          806,000        1,259,144
                                                       ------------     ------------     ------------
          Net Cash provided by Financing Activities         571,363          837,470        2,886,626
                                                       ------------     ------------     ------------

Increase in cash and cash equivalents                  $     (4,936)    $     (2,063)    $         --

Cash and cash equivalents at beginning of period       $      6,811     $      2,063     $         --
                                                       ------------     ------------     ------------

Cash and cash equivalents at end of period             $      1,875     $         --     $         --
                                                       ============     ============     ============

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                       --               --               --

    Cash paid during the year for income taxes                   --               --               --

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       (FORMERLY PROGRESSIVE MAILER CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Basis of Presentation
     --------------------------------------

     New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (NMMI or the Company) is in the business of marketing advertising space in special advertising display machines. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, in particular, Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   Development Stage Enterprise
     ----------------------------

     The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7(SFAS No. 7). The Company is devoting substantially all of its efforts in securing and establishing a new business, and has engaged in limited activities in the advertising business, but no significant revenues have been generated to date.

3.   Going Concern Uncertainty
     -------------------------

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

4.   Related Party
     -------------

     On August 4, 2000, the Company entered into a contract with Mobile Magic Superscreen, LLC to purchase a mobile LED truck, fully operational and functioning as a mobile LED display board. In exchange for the truck, valued at $450,000, the Company will deliver 200,000 shares of Common Stock and assume the note balance on the truck of $107,000.

5.   Subsequent Events
     -----------------

     The Company increased the number of Common Stock authorized to 75,000,000 at a special Meeting of Stockholders on July 18, 2000. In addition, the Company has secured an agreement Swartz Private Equity, LLC to provide an equity line up to $25,000,000 and has filed an SB-2 Registration Statement with the SEC in conjunction with this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and financial statements contained herein are for the nine months ended September 30, 1999 and 2000 and from inception through September 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
The Company is now fully operational. The monetary expenses as well as other operational inefficiencies created by our recent change of location are now behind us. September 7, 2000 the Company was relisted with NASDAQ OTC BB. Our SB-2 registration statement was declared effective by the SEC on September 28, 2000 which registration is a prerequisite to the May 19, 2000 Investment Agreement with Swartz Private Equity, LLC for a maximum of $25 million. The Company purchased a truck mounted mobile LED board that is fully functional and has already been booked for appearances at professional sporting events, Universal Studios, Daytona Raceway, Disney Wide World of Sports and the New
Years Eve celebration at Walt Disney World. Negotiations are underway for bookings at Super bowl XXXV. The Company's contract with Carson-Jensen-Anderson Enterprises, Inc. to market the Illumisign-Eyecatcher display boards throughout the 50 United States has resulted in contracts for over 140 Illumisign-Eyecatcher machines with Phar Mor Discount Drugs, C & K Markets, Royal Cinemas and GKC Theaters. The Company is devoting substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the Illumisign-Eyecatcher static boards. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The primary activity of the Company currently involves two types of visual advertising: The Illumisign-Eyecatcher movable display boards and LED display board, both stationary and truck mounted. The Company retains ownership of both types of the machines and sells the advertising space on a monthly basis.

GENERAL AND ADMINISTRATIVE EXPENSES
Comparable operations for the nine months ended September 30, 2000 and September 30, 1999 reflect the final stage expenses of negotiating and finalizing the various contracts necessary to develop the national network for locating sites and marketing the various advertisers necessary to place ads in the mobile LED board and the Illumisign-Eyecatcher static display boards as well as the expenses associated with the early stages of the implementation of those contracts. The increase in income as well as the increase in general and administrative expenses are indicative of this early stage development of the Company. These expenses include costs of management and other indirect costs including accounting, legal, filing fees, marketing, rent and other operating costs.

RESULTS OF OPERATIONS
Management anticipates that operations, including Illumisign-Eyecatcher display board inventories during the next few months will cause costs to slightly increase relative to revenue generated from the rental of the display boards. As the display boards are placed at site locations and advertisers begin placing ads, it is anticipated that the revenues will gradually increase. Personnel costs should also increase slightly with the increased advertising accounts. In addition, certain direct costs including depreciation of display boards will increase as these machines are placed at various site locations. Amortization should remain the same.

LIQUIDITY AND CAPITAL RESOURCES
Cash used for operating activities totaled $283,574 for the nine months ended September 30, 2000 vs. $(235,377) in the comparable period in 1999. Cash in the current nine months was used primarily for the purchase of inventory as reflected in the Assets Column of the Condensed Balance Sheet. Cash outflows for investing activities were primarily for fixed assets that should continue, but not at this rate, during the next twelve months as the Company's business increases. Funds were provided from financing activities including proceeds from stock transactions of $806,000 during the nine months ended September 30, 2000.

Our SB-2 registration statement was declared effective by the SEC on September 28, 2000 which registration is a prerequisite to the May 19, 2000 Investment Agreement with Swartz Private Equity, LLC for a maximum of $25 million. The agreement is for a period of three years from the effective date of the registration statement, September 28, 2000. The Company has not yet presented its first put against this equity line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. The Company filed an Answer and Affirmative Defenses. On August 3, 2000 this case was dismissed without prejudice. A Second Amended Complaint was filed August 24, 2000 to which the Company again filed its Answer and Affirmative Defenses alleging, among other issues, that the interest stated in the promissory note is usurious.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK
On May 19, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC. The Investment Agreement entitles the Company to issue and sell its common stock to Swartz for up to an aggregate of $25 million from time to time during the three-year period following the date of the effective date of the SB-2 registration statement, September 28, 2000. In order to comply with the requirements of the Swartz agreement, on July 17, 2000 the Company passed a resolution to amended its Articles of Incorporation to increase the authorized number of common stock from 25,000,000 to 75,000,000.

Please see "Swartz Agreement" attached as Exhibit 4.1 to the SB-2 which exhibit is incorporated by reference herein.

WARRANTS
Please see "Form of Commitment Warrants to Swartz" attached as Exhibit 4.2 to the SB-2; "Form of Purchase Warrants to Swartz" attached as Exhibit 4.3 to the SB-2; "Warrant Side Agreement with Swartz" attached as Exhibit 4.4 to the SB-2 all of which Exhibits are incorporated by reference herein.

PREFERRED STOCK
Our articles of incorporation authorize us to issue up to 10,000,000 shares of Preferred stock, par value $.001 per share. Of these authorized 10,000,000 preferred shares, 5,000,000 have been classified as Series A Convertible Preferred Stock with voting and liquidation privileges of which 3,000,000 have been issued to Investment Management of America, Inc. in exchange for 3,000,000 shares of Common Stock owned by Investment Management of America, Inc. Each share of Series A Convertible Preferred Stock is convertible into 1 share of Common Stock at the option of the holder. Other than the 3,000,000 issued to Investment Management of America, Inc. no other Preferred shares have been issued.

USE OF PROCEEDS
The net proceeds from the sale of shares of Common Stock of the Company. to Swartz Private Equity, LLC at a total gross aggregate price of up to twenty five million dollars ($25,000,000) is intended to be used for the following purposes:

     o to fund anticipated operating losses, including sales and marketing expenses;
     o to purchase additional equipment and LED Display Boards and indoor Illumisign-Eyecatcher display boards;
     o    for working capital and other general corporate purposes; and
     o and to fund payment obligations for contemplated acquisitions and corporate partnering arrangements.

We reserve the right to vary the use of proceeds among the categories listed above because our ability to use the proceeds is dependent on a number of factors, including the extent of market acceptance of our variety of display boards, unexpected expenditures for further technical development, sales and marketing efforts and the effects of competition.

From time to time we also expect to evaluate possible acquisitions of, or investment in businesses and technologies that are complementary to our business and technologies and may use net proceeds from the sale for such purposes. While we consider potential investments or acquisitions from time to time, we have no firm plans, commitments or agreements with respect to any such investment or acquisitions.

Until we use the net proceeds as stated above, we will invest the funds in investment grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

Signed and submitted this _____ day of November 2000.

                                        New Millennium Media International, Inc.
                                                     (Registrant)

                                        By: /s/ John Thatch
                                            ----------------------------
                                            John Thatch as President/CEO