Form 10KSB40
period 2000-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-03-30
CIK 1108967

As filed with the Securities and Exchange Commission on March 30, 2001

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                ------------------------------------------------
                         Commission File Number 0-29195

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

Colorado                            (7310)                            84-1463284
--------------------------------------------------------------------------------
(State or jurisdiction of (Primary Standard Industrial        (I.R.S. Employer
incorporation or           Classification Code Number)       Identification No.)
organization)

                         101 Philippe Parkway, Suite 300
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
                                 --------------
        (Address and Telephone Number of Principal Executive Offices and
                          Principal Place of Business)

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                            John D. Thatch, President
                    New Millennium Media International, Inc.
                         101 Philippe Parkway, Suite 300
                          Safety Harbor, Florida 34695
            (Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $154,400.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2001 was $8,865,263 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers, 14,434,800 shares excluded). See Item 11. The total number of shares of issuer's common equity outstanding as of March 15, 2001 was 27,099,462 shares.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2001, the registrant had 27,099,462 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part I of this Form 10-KSB is incorporated from the issuer's Registration Statement for Small Business Issuers, filed September 13, 2000 and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Definitive Proxy Statement, filed June 29, 2000.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                     PART I

Item 1. Description of Business.

Brief History
New Millennium Media International, Inc. is a Colorado corporation organized on April 21, 1998. NMMI's principal place of business is located at 101 Philippe Parkway, Suite 300, Safety Harbor, Florida 34695. NMMI is the successor to Progressive Mailer Corp. (`PMC"), a corporation organized in Florida on February 5, l997. In March 1997 and April 1998, PMC conducted offerings of its common stock pursuant to the exemption from registration afforded by Rule 504 of Regulation D under the Securities Act of l933, as amended. On November 3, l997, PMC received clearance from the NASD to have its common stock listed on the OTC Bulletin Board.

In February, l998, PMC's sole officer and director resigned and sold all of her share ownership in PMC, which represented 95% of the issued and outstanding shares of PMC, to Troy Lowrie who as elected President and Director of PMC. The principal offices of PMC were relocated to Denver, Colorado.

Effective, April 8, l998 PMC entered into an Asset Purchase Agreement with LuFam Technologies, Inc, a California corporation, in exchange for the issuance of shares of PMC's common stock to LuFam. Pursuant to the terms of the Asset Purchase Agreement, PMC acquired distribution rights to the IllumiSign-EyeCatcher display system, a special advertising display machine. NMMI currently markets and sells advertising space on these machines.

Effective April 30, l998, PMC was merged into NMMI and the separate existence of PMC terminated pursuant to the merger agreement. In connection with the merger, each share of PMC outstanding on April 30, l998 was exchanged for a like number of shares of New Millennium.

August 31, 1999 NMMI entered into an Amended and Restated Agreement and Plan of Merger among NMMI, New Millennium Media, Inc., a wholly owned subsidiary of NMMI and Unergi, Inc. NMMI acquired all of the issued shares of stock of Unergi in exchange for 16,566,667 shares of NMMI common stock.

New Millennium's common stock is traded on the Nasdaq OTC Bulletin Board under the symbol NMMI.

Business Overview
NMMI provides two types of visual advertising: The Illumisign-Eyecatcher movable display boards and LED display boards. NMMI retains ownership of both types of the machines and sell the advertising space on a monthly basis.

NMMI has the exclusive United States manufacture and distribution license from the patent owner for the Illumisign EyeCatcher display boards. This board is steel incased, front lighted and displays poster type ads. These mechanical devises come in various sizes ranging from 11 inches by 17 inches to 4 feet by 6 feet. Each machine is capable of rotating up to 24 posters at preprogrammed intervals from 3 seconds to one hour. Because the poster material is critical to the functionality as well as the longevity of the poster, it is necessary for the advertisers to rely on our graphic arts department to develop and supply the necessary posters. These Mechanical Eyecatcher movable displays are then placed in various sites in stores, shopping malls, movie theaters and anywhere else where indoor poster type advertising is feasible. NMMI has registered the trademark, "Illumisign-Eyecatcher" for electric sign products with the United States Department of Commerce, Patent and Trademark Office.

The LED display boards are generally placed out doors either freestanding or affixed onto the sides of buildings or located in athletic stadiums. The LED boards range in size from 8 feet by 10 feet to 20 feet by 30 feet and even larger in custom designs. They are capable of displaying a near infinite number of either stationary or motion images. Because the images need to be programmed into the LED boards, it is necessary that our graphic arts department be involved in both the design and set up of the intended displays.

NMMI has a strategic relationship with E-Vision LED, Inc., a U.S. based company whose affiliates manufacture these high quality LED units. E-Vision will sell the LED boards to NMMI at cost and will share in the revenues that the LED boards produce. This allows NMMI to procure the highest quality LED display boards at a greatly reduced cost. This business arrangement is designed to enable NMMI to deploy approximately 2 1/2 times the number of boards in a short period of time. Because these LED boards can run any commercial format on any sized board, we feel that NMMI has a strong competitive advantage over other display boards for which the visual display must be reformatted. Formatting often takes weeks. E-Vision LED displays will run any format on any size board with consistent color quality and clarity. These LED boards have the potential to display countless images in full color both static and full motion. Color quality and clarity are very important to national advertisers who want consistency of colors on all boards. E-Vision will assist NMMI with training and support from the first board and with ongoing assistance in all aspects of programming, technical and software support. As a strategic partner, E-Vision and its affiliates will supply NMMI, free of charge, software upgrades as they become available.

In relation to these two types of display media, NMMI is capable of providing advertisers with visual communications and media services in both indoor and outdoor environments. We offer a comprehensive range of visual movable board solutions designed to improve clients' advertising needs and processes including professional services such as strategic site location, consulting and analysis as well as poster design and development. This enables us to locate boards and sell advertising on a national level that will benefit NMMI in placing boards throughout the U.S.

NMMI purchased a mobile, self contained and generated, LED (light emitting diode) unit that contains a 10 feet x 13 feet full color digital display screen. This truck mounted "Superscreen" is similar to large LED screens that can be seen in indoor and outdoor sports stadiums. Any image that can be displayed on a computer or television can be displayed on this LED screen at any location and will run on any format, including live broadcast feed. This allows any venue that does not have a fixed display screen, such as NASCAR events, golf tournaments, fishing tournaments and grand openings the ability to now have a large scoreboard or screen at their event which can travel to different locations on the tour. This mobile unit has already appeared at Universal Studios, Walt Disney Event Productions, Wal-Mart, Tampa Bay Buccaneer Game with Pepin Distributing (a Budweiser Distributor), the opening home game of the Tampa Bay Lighting, a Monday Night football promotion with Hooters and many other events.

NMMI signed a one-year with option for eight additional one year terms marketing agreement with Carson-Jensen-Anderson Enterprises, Inc. d/b/a EyeCatcher Marketing Company through which agreement the Illumisign-Eyecatcher display boards will be marketed throughout the 50 United States. EyeCatcher Marketing Company will locate and contract the site locations as well as sell the advertising for the display boards. NMMI will retain ownership of the display boards and will supply the graphic artwork to the advertisers' specifications.

Employees
NMMI has eight employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. Because a major portion of our business involves nationwide site location and procurement as well as sales and marketing of advertising space, it is advantageous for us to outsource this segment of our business through strategic partnering and subcontracting. We intend to utilize in-house employees and plan to add additional staff as needed to handle all other phases of our business including graphic arts, warehousing, distribution, purchasing, distribution, shipping, accounting and bookkeeping.

Item 2. Description of Property.

NMMI owns no real estate. It has a one-year lease plus a two-year renewal option with Investment Management of America, Inc. to occupy property located in Safety Harbor, Florida which lease expires May 2, 2003. This lease includes office space and sufficient storage space to warehouse, test and repair the machines prior to their site placement. It is intended that, upon the various sites being contracted, the machines will be shipped directly to the site location and for those machines that require more detailed installation such as the LED boards, the machines will be shipped directly to the installer. Machines that are in need of repair are repaired on-site whenever possible. Those machines that are not repairable on-site are repaired in-house at the Safety Harbor, Florida facility.

Item 3. Legal Proceedings.

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. January 24, 2001 the parties agreed to a settlement whereby the Company paid $5,000 to Joseph Maenza and is obligated to pay $57,000 within 120 days. When this payment is made, the litigation will be dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the course of the fourth quarter of the last fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 15, 2001, the Company reported 27,099,462 outstanding shares of common stock, $.001 par value. Based on a closing market price of $0.07 per share, the outstanding common stock had a market capitalization of approximately $1,896,962 at that time, which includes restricted shares owned beneficially by officers and directors.

The company has outstanding 1,000,000 warrants to purchase additional common shares at a price of $0.30, subject to semiannual reset provisions, expiring on or before March 15, 2005.

Presently, the Company's securities are traded under the NASDAQ system OTC Bulletin Board under the symbol "NMMI".

The following table sets forth the high and low bid prices of our common stock on the last day of each quarter beginning with the first quarter of 1999 through the fourth quarter of 2000. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

          Year                                     High Bid     Low Bid
          ----                                     --------     -------
          1999
          ----
          First Quarter                              0.313       0.313
          Second Quarter                             0.406       0.406
          Third Quarter                              0.125       0.125
          Fourth Quarter                             0.120       0.120

          2000
          ----
          First Quarter                              1.250       1.250
          Second Quarter                             1.187       0.760
          Third Quarter                              0.650       0.430
          Fourth Quarter                             0.350       0.219

There were approximately 355 shareholders and reported beneficial owners of record of the Company's common stock listed by the Company's transfer agent as of March 15, 2001.

The Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General
Management's discussion and analysis contains various "forward looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or use of negative or other variations or comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview
The Company is an operational stage company, heretofore having been considered a development stage company. We have generated cash needs through equity financings and loans from officers and stockholders. As an operational stage company, we have devoted substantially all of our efforts in securing and establishing new business. We have engaged in activities in the advertising business, but no significant revenues have been generated to date. The primary activity of the Company currently involves two types of visual advertising, the Illumisign-Eyecatcher movable display boards and LED display boards. We retain ownership of both types of these machines and sell the advertising space on a monthly basis.

Liquidity and Capital Resources
To date, our liquidity has been principally supplied by equity financing and loans from related parties. As of December 31, 2000 net cash provided by financing activities was $888,918. The total current liabilities have decreased from $1,810,536 as of December 31, 1999 to $813,228 as of December 31, 2000.
Accordingly, for the same comparative periods the total stockholders' equity increased from a negative $624,323 to a positive $750,208, an increase of $1,374,531.

Results of Operations
The discussion and financial statements contained herein are for the twelve months ended December 31, 1999 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Gross revenues for the twelve months ended December 31, 2000 increased $105,224 from twelve months ended December 31, 1999 from $49,176 to $154,400, an increase of approximately 300%. This is due primarily to our concentration on establishing new business and increasing sales relating to both the IllumiSign Eyecatcher and the LED display sign truck.

General and Administrative Expenses
The combined general and administrative and general and administrative - related expenses for the twelve months ended December 31, 2000 increased $519,825 in comparison to the twelve months ended December 31, 1999 from $376,707 to $896,532, an increase of approximately 238%. This increase is due primarily to increased staffing levels, higher facility costs and professional fees to support the growth of our infrastructure. We expect to hire additional support personnel and will incur additional costs related to being a public company, including insurance for employees, investor relations programs, administrative support and other related professional fees.

Net Loss
As a result of the above items, we incurred net loss for the twelve months ended December 31, 2000 of $946,613 compared to $445,985 for the twelve months ended December 31, 1999, an increased loss of $500,628 or approximately 212%.

Item 7. Financial Statements.

Financial Statements are incorporated by reference and attached as an exhibit.

Item 8. Changes  In  and  Disagreements   With  Accountants  on  Accounting  and
        Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

At present John "JT" Thatch is the sole officer and director of the company. He serves as President and Chief Executive Officer. Gerald C. Parker, Andrew M. Badolato and Antonio P. Gomes resigned their respective positions as directors and officers:

     Name                 Age     Position
     ----                 ---     --------
     Gerald Parker        59      Chairman of the Board
     Andrew Badolato      38      Chief Financial Officer, Vice President/
                                  Corporate Finance and Director
     Antonio P. Gomes     38      Vice President/Strategic Planning

The corporate by-laws require that, except for resignation, the directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors. It is expected that interim directors and officers will be appointed in compliance with the by-laws to fill the vacancies until the annual meeting of shareholders to be scheduled in June.

Gerald C. Parker, Chairman of the Board of Directors Mr. Parker has been Chairman of the Board of the Company since August 1999. From 1997 to the present, Mr. Parker has served as President of Investment Management of America, Inc. From 1995 to 1997, Mr. Parker served as President of St. James Capital, Inc., a private real estate company. Mr. Parker is a founder of Inktomi, a publicly traded firm that develops scalable network applications. Mr. Parker is chairman of all Investment Management of America, Inc. portfolio companies.

John "JT" Thatch, President/CEO and Director
John "JT" Thatch serves as Director, CEO and President of New Millennium Media International, Inc. He brings to the company over 15 years of entrepreneurial experience. He has successfully founded, operated and managed his own businesses and limited partnerships. He brings experience in the areas of management, retail sales and financing. J.T. has ties in the business community and brings solid leadership and integrity to the company. His experience and enthusiasm will provide us with the ability to expand our growth within the outdoor/indoor advertising arena.

Andrew Badolato, Chief Financial Officer, Vice President/Corporate Finance and Director Mr. Badolato has been a director and Vice President of corporate finance of the company since May 1999 and has been its Chief Financial Officer since August 2000. Mr. Badolato is the founder and Chief Executive officer of Investment Management of America, Inc., a strategic advisor of the company. Mr. Badolato was the cofounder and president of Military Commercial Technologies, inc. (Milcom.net) and is the Vice President of Finance for Milcom.net, ByeByenow.com and Liquid Golf. Mr. Badolato is also a founder of Triton Network Systems. Mr. Badolato serves on the Board of Directors of all Investment Management of America, Inc. portfolio companies. Mr. Badolato attended St. Thomas of Villanova University.

Antonio P. Gomes, Vice President/Strategic Planning and Director
Since August 1999, Mr. Gomes has served as the Vice President of Strategic Planning for the Company. Since 1998, Mr. Gomes has served as Chief Operating Officer of Investment Management of America, Inc. From April 1999 to the present, Mr. Gomes has served as a director of Marketing of ByeByeNOW.com, Inc. From 1993 to 1998, Mr. Gomes was the Director of Marketing for Tropicana Products, Inc. Mr. Gomes received a B.B.A. from the University of Massachusetts and a Masters in Business Administration from the University of Texas.

Item 10. Executive Compensation.

The following table lists the cash remuneration paid or accrued during 1999 and 2000 to John Thatch, president and CEO. Except for John Thatch, none of our executive officers and directors received compensation of $100,000 or more in 1999 and 2000.

                                      SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                                                                  Long Term Compensation
------------------------------------------------------------------------------------------------------
                        Annual Compensation                  Awards             Payouts
------------------------------------------------------------------------------------------------------
   (a)      (b)      (c)      (d)         (e)           (f)           (g)         (h)          (i)
------------------------------------------------------------------------------------------------------
                                                    Restricted    Securities
Name and                             Other Annual     Stock       Underlying     LTIP      All Other
Principle          Salary    Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
Position    Year     ($)      ($)         ($)           ($)           (#)         ($)         ($)
------------------------------------------------------------------------------------------------------
  John                                              10% of all   Stock option             Per month:
 Thatch,                             10,000         issued       to be                    500 medical
Pres./CEO   2000   140,000           expenses       common       determined by            500 car
                                                    stock        Board                    250 celphone
------------------------------------------------------------------------------------------------------

Director Compensation
No Director is specially compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

Employment Agreements
NMMI has one written employment agreement,  John Thatch,  President and CEO, see
Item 12, below.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our issued common stock by (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants have not been included in this table.

Name and Address                    Amount and Nature           Percent of Class
of Beneficial                       of Beneficial
Owner                               Ownership
----------------                    ----------------            ----------------
John Thatch                         2,500,000                          9%
President/CEO
and Director

Gerald Parker (2)                   -0-                                0%
Chairman

Andy Badolato (2)                   -0-                                0%
Director & Vice
President of Finance

Tony Gomes (2)                      -0-                                0%
Director & Vice President
Of Corporate Marketing

Investment Management               12,632,080                        46%
of America, Inc.(2)(3)

Troy Lowrie                         2,250,000                          9%
(Resigned)(4)

Officers, Directors                 17,382,080                        64%
and Affiliates as a group

(1)  Based upon 27,099,462 outstanding shares of common stock.
(2) Parker, Badolato and Gomes are officers, directors and majority shareholders in Investment Management of America, Inc.
(3) Includes 3,000,000 shares of Series A Preferred stock traded with NMMI for 3,000,000 shares of common stock.
(4) Mr. Troy Lowrie was the past president and director of PMC which was merged into New Millennium.

Item 12. Certain Relationships and Related Transactions.

Except as set forth below, there have neither occurred within the preceding two year period, nor are there pending or proposed, any direct or indirect material transactions between us and any of our directors, executive officers or controlling shareholders outside the ordinary course of our business.

Item 13. Exhibits and Reports

Indemnification of Directors and Officers
The Colorado General Corporation Act provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company's bylaws incorporate the statutory form of indemnification by specific reference. The Company has never acquired or applied for any policy of directors' and officers' liability insurance as a means of offsetting its obligation for indemnity.

Reports to Shareholders
We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements. We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-KSB as well as quarterly reports under Form 10-QSB. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is http://www.sec.gov. The company filed no reports on Form 8-K. during the last quarter of the period covered by this report.

The company also maintains an Internet site, which contains information about the company, news releases and summary financial data. The address of that site is http://www.nmmimedia.com.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of March 20, 2001, have been audited by Richard J. Fuller, CPA, Clearwater, Florida, independent auditors, as described in its reports with respect thereto.

The following list sets forth a brief description of each of the Company's financial statements and exhibits being filed as a part of this Form 10 KSB, as well as the page number on which each statement or exhibit commences:

Audited Fiscal Year End December 31, 2000

          Index to Financial Statements                     F-2

          Independent Auditor's Report                      F-3

          Balance Sheet, December 31, 2000                  F-4

          Statement of Operations for
          each of the years ended December 31, 1999
          and 2000                                          F-5

          Statement of Shareholder's (Deficit) Equity
          from January 1, 1999 through
          December 31, 2000                                 F-6

          Statement of Cash Flows for each of the
          years ended December 31, 1999
          and 2000 and from inception                       F-7

          Notes to Financial Statements                     F-8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                     New Millennium Media International, Inc.


                                   By: /s/ John "JT" Thatch
                                       ------------------------------------
                                          John "JT" Thatch, President/CEO

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                        as of year end December 31, 2000

                                      INDEX

Index to Financial Statements .............................................  F-2

Independent Auditors' Report ..............................................  F-3

Consolidated Balance Sheets ...............................................  F-4

Consolidated Statements of Operations .....................................  F-5

Consolidated Statements of Stockholders' Equity ...........................  F-6

Consolidated Statements of Cash Flows .....................................  F-7

Notes to the Consolidated Financial Statements ............................  F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
New Millennium Media International, Inc.
Safety Harbor, Florida

We have audited the balance sheets of New Millennium Media International, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Millennium Media International, Inc. at December 31, 1999 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the years ended December 31, 1999 and 2000. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard J. Fuller, CPA, PA
Clearwater, Florida

March 20, 2001

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                 BALANCE SHEETS

                     December 31, 1999 and December 31, 2000

                                                                                1999             2000
                                                                            ------------     ------------

ASSETS

Current Assets:
         Cash                                                               $      2,063     $         --
         Accounts receivable                                                          --           16,636
         Inventories                                                             548,862            3,255
         Prepaid expenses                                                             --            9,096
                                                                            ------------     ------------
              Total Current Assets                                               550,925           28,987
                                                                            ------------     ------------

Furniture and Equipment:
         Furniture, fixtures and equipment,net                                     3,964          924,148
                                                                            ------------     ------------

Other Asssets:
         Goodwill, net                                                           655,007          610,301
         Other intangibles                                                           417               --
                                                                            ------------     ------------
              Total Other Assets                                                 655,424          610,301
                                                                            ------------     ------------

                                                                            $  1,210,313     $  1,563,436
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

         Accounts payable                                                   $     85,235     $     81,556
         Accrued expenses payable                                                129,289           73,562
         Related payables                                                      1,596,012          658,110
                                                                            ------------     ------------

              Total Current Liabilities                                        1,810,536          813,228
                                                                            ------------     ------------

Long-term Liabilities                                                                 --               --

Stockholders' (Deficit) Equity

         Common stock, par value $.001; 25,000,000 and 75,000,000
              shares authorized, 24,099,881 and 28,440,614 shares issued
              and outstanding, respectively, 1999 and 2000                        24,100           28,441

         Preferred stock, par value $.001; shares authorized, 10,000,000
              no shares issued and outstanding                                        --               --
         Additional paid in capital                                              448,991        2,741,694
         Deficit                                                              (1,073,314)      (2,019,927)
                                                                            ------------     ------------
              Total Stockholders' (Deficit) Equity                              (624,323)         750,208
                                                                            ------------     ------------
                                                                            $  1,186,213     $  1,563,436
                                                                            ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                      1999             2000
                                                  ------------     ------------

Income                                            $     49,176     $    154,400

Costs and Expenses:
        General and administrative                $    141,847     $    741,532
        General and administrative -related            234,860          155,000
        Interest expense - related                      95,382           63,587
        Depreciation and amortization                   23,072          140,894
                                                  ------------     ------------
              Total costs and expenses                 495,161        1,101,013
                                                  ------------     ------------

Loss from Operations                                  (445,985)        (946,613)

Net Loss                                          $   (445,985)    $   (946,613)
                                                  ============     ============

Basic and Diluted Loss Per Common Share           $      (0.03)    $      (0.04)
                                                  ============     ============

Weighted average common shares outstanding          15,559,940       26,270,250
                                                  ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000

                                                         Common Stock            Additional                       Total
                                                 ---------------------------      Paid - in                    stockholders'
                                                    Shares          Amount         Capital        Deficit         equity
                                                 -----------     -----------     -----------    -----------     -----------

Balance, January 1, 1999                           7,020,000     $     7,020     $   403,115    $  (627,329)    $  (217,194)
                                                 -----------     -----------     -----------    -----------     -----------

Shares issued to purchase Unergi, Inc.            16,566,667          16,567              --             --          16,567

Shares issued for cash                               513,214             513          45,876             --          46,389

Net loss for the period ended
    December 31, 1999                                     --              --              --       (445,985)       (445,985)
                                                 -----------     -----------     -----------    -----------     -----------

Balance, December 31, 1999                        24,099,881     $    24,100     $   448,991    $(1,073,314)    $  (600,223)

Shares issued for services to officers -
  net of recission                                (1,020,419)         (1,020)          3,520             --           2,500

Shares issued:
  in settlement of debt to related parties         3,641,152           3,641       1,487,403             --       1,491,044
  in connection with acquisition of equipment        200,000             200         342,800             --         343,000
  for Scovel Corporation                             500,000             500              --            500
  for cash                                         1,020,000           1,020         458,980             --         460,000


Net loss for the period ended
    December 31, 2000                                     --              --              --       (946,613)       (946,613)
                                                 -----------     -----------     -----------    -----------     -----------

Balance, December 31, 2000                        28,440,614     $    28,441     $ 2,741,694    $(2,019,927)    $   750,208
                                                 ===========     ===========     ===========    ===========     ===========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                            1999             2000
                                                        ------------     ------------
Cash Flows from Operating Activities:
   Net loss                                             $   (445,985)    $   (946,613)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
      Depreciation and amortization                           23,072          140,894
   (Decrease) in accounts receivable                              --          (16,636)
   (Decrease) in inventories                                 (66,946)            (124)
   (Decrease) in prepaid expenses                                 --           (9,096)
   Increase (decrease) in accounts payable                    49,007           (3,679)
   Increase (decrease) in accrued expenses                    96,221          (55,727)
                                                        ------------     ------------
      Total adjustments                                      101,354           55,632
                                                        ------------     ------------
          Net Cash Used in Operating Activities             (344,631)        (890,981)
                                                        ------------     ------------

Cash Flows from Investing Activities
   Purchase of goodwill                                           --               --
   Purchase of fixed assets                                   (2,539)              --
                                                        ------------     ------------
          Net Cash Used in Investing Activities               (2,539)              --
                                                        ------------     ------------

Cash Flows from Financing Activities
   Related payables refinancings                             296,033          428,918
   Proceeds from common stock issued                          46,389          460,000
                                                        ------------     ------------
          Net Cash provided by Financing Activities          342,422          888,918
                                                        ------------     ------------

Increase in cash and cash equivalents                   $     (4,748)    $     (2,063)

Cash and cash equivalents at beginning of period        $      6,811     $      2,063
                                                        ------------     ------------

Cash and cash equivalents at end of period              $      2,063     $         --
                                                        ============     ============

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                         --               --

   Cash paid during the year for income taxes                     --               --

Supplemental schedule of noncash  investing
   and financing activities:
     Issuance of common stock for purchase of
       equipment, furniture and goodwill                $    677,594     $    450,500
     Less debts assumed                                     (661,027)        (107,000)
                                                        ------------     ------------
     Common stock issued                                $     16,567     $    343,500
                                                        ============     ============

     Issuance of common stock in settlement
       of related party debt
     Common stock issued                                          --        1,491,044
     Less related party debt                                      --       (1,491,044)
                                                        ------------     ------------
                                                        $         --     $         --
                                                        ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

                               Nature of Business

New Millennium Media International, Inc. (formerly Progressive Mailer Corp.) (NMMI or the Company) was incorporated under the laws of the State of Florida on February 5, 1997. On April 30, 1998, as part of a plan or reorganization, the Company became New Millennium Media International, Inc., a Colorado company. On April 14, 1998, all the assets of Lufam Technologies, Inc. were acquired in exchange for 1,710,000 shares of the Company's $.001 par value common stock. On August 31, 1999, pursuant to an Agreement and Plan of merger, the Company acquired all the issued and outstanding stock of Unergi, Inc. in exchange for 16,566,667 shares of the Company's $.001 par value common stock. Further, on March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel Corporation in exchange for 500,000 shares of the Company.

The Company is in the business of developing and marketing advertising space in special movable advertising display machines and LED display boards. The Company provides two types of visual advertising including movable display boards and LED display boards. NMMI sells advertising space while retaining ownership of the boards. During the year, the Company negotiated the ability to manufacture the advertising machines previously supplied principally by one foreign vendor.

The Company is no longer considered to be in the development stage for 2000. In prior years, the Company had been in the development stage.

Basis of presentation
---------------------

The financial statements have been prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

Going Concern Uncertainty
-------------------------

The Company has incurred recurring operating losses and negative cash flows and has negative working capital. The Company has financed itself primarily through the sale of its stock and related party borrowings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As noted in Note 5, the Company has initiated several actions to generate working capital for expected advertising growth.

There can be no assurance that the Company will be successful in implementing its plans, or if such plans are implemented, that the Company will succeed.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Comprehensive Income
--------------------

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items requiring disclosure of comprehensive income.

Segments of Business Reporting
------------------------------

Statement of Financial Accounting Standards (SFAS) No. 131, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customer. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

Intangible assets
-----------------

Organization costs are amortized using the straight-line method over their estimated useful lives of five years and are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles annually. No such impairment losses have been identified by the Company for the years presented.

Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price, including estimated fees and expenses related to the merger, over the net assets acquired is classified as goodwill by the Company. The estimated fair values and useful lives of assets acquired and liabilities assumed are based on a preliminary valuation and are subject to final valuation adjustments which may cause some of the intangibles to be amortized over a shorter life than the goodwill amortization period of 15 years

Inventories
-----------

Inventories consist primarily of supplies related to advertising machines and are carried at the lower of cost (first-in, first-out) or market. Once the advertising machines are available for rental and placed in service, depreciation is recognized. During the year, the advertising machines were made available for rental. Depreciation is recognized for the year ended 2000 because rental activity commenced during the year.

Furniture and equipment
-----------------------

Furniture   and  equipment  is  stated  at  cost  and   depreciated   using  the
straight-line method, over the estimated useful lives of five to seven years.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Loss Per Common Share
---------------------------------------

Basic loss per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted loss per common share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted loss per common share is not presented since the result is antidilutive.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value:

For cash, cash equivalents and notes payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits.

2.   Furniture, fixtures and equipment
     ---------------------------------

Furniture, fixtures and equipment is summarized as follows:

                                                1999              2000
                                             -----------       -----------
     Boards available for lease              $        --       $   545,483
     Equipment                                        --           468,731
     Furniture & fixtures                          4,249             5,490
                                             -----------       -----------
                                                   4,249         1,019,704
     Less accumulated depreciation                  (285)          (95,555)
                                             -----------       -----------
          Net                                $     3,964       $   924,149
                                             ===========       ===========

During the year 2000, the advertising boards became available for lease.

3.   Goodwill
     ---------

On August 31, 1999 the Company acquired all the outstanding stock of Unergi, Inc. The acquisition was accounted for as a purchase. Consideration for the purchase was the issuance of 16,566,667 shares of $.001 par value stock of the Company. The purchase price exceeded the fair value of the net assets acquired by $677,594 which has been recorded as goodwill. On March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel Corporation in exchange for 500,000 shares of the Company.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Goodwill - cont'd.
------------------

Goodwill consists of the following:

                                                              1999           2000
                                                           ----------     ----------
Goodwill in connection with acquisition of
         Unergi, Inc. accounted for as a purchase
             with 16,566,667 common shares issued          $  677,594     $  677,594
         Scovel Corporation accounted for as a purchase
             With 500,000 common shares issued                     --            500
                                                           ----------     ----------

                                                              677,594        678,094
         Less accumulated amortization                        (22,587)       (67,793)
                                                           ----------     ----------

                  Net                                      $  655,007     $  610,301
                                                           ==========     ==========

4.   Related party payables
     ----------------------

     Related party payables consists of the following:        1999           2000
                                                           ----------     ----------

       Note due stockholder/former officer at 10%          $  641,152     $       --
       Accounts payable to stockholders,
           non-interest bearing                               954,860        249,860
       $100,000 convertible note payable, with interest
          accrued  @ 10%, (convertible $1.00 of debt
          into common stock)                                       --        102,500
       $125,000 convertible note payable, with interest
          accrued @15%, secured by equipment(convertible
          $1.00 of debt into common stock)                         --        143,750
        $162,000 convertible note payable, interest @8%
          to officer/stockholder(convertible $.10 of debt
                into preferred stock)                                        162,000
                                                           ----------     ----------
                                                           $1,596,012     $  658,110
                                                           ==========     ==========

During the year, the Company issued common stock in settlement of certain debt to stockholders and former officers. Currently, the Company disputes a note to a prior officer but has recognized the debt for financial statement purposes.

5.   Income Taxes
     ------------

The Company has available net operating loss carryforwards of $1,950,000 which expire through 2020.

After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. Accordingly, components of the Company's net deferred income taxes are as follows:

                                                              1999           2000
                                                           ----------     ----------
      Deferred tax assets:
          Net operating loss carryforwards                 $  870,000     $1,950,000
          Valuation allowance for deferred tax asset         (870,000)    (1,950,000)
                                                           ----------     ----------
                                                           $       --     $       --
                                                           ==========     ==========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

6.   Equity Transactions
     -------------------

On May 2, 2000, the Company entered into an agreement with Swartz Private Equity to provide an equity line of $25,000,000 based upon the Company issuing warrants convertible into 1,000,000 shares of the Company's Common Stock. Certain provisions of the Agreement provide for the issuance of additional warrants equal to 4.0% of the fully diluted shares of the Company's Common Stock. The exercise price of the warrants is based in part upon the closing bid price for 5 trading days prior to March 6, 2000 or $.30. Management has entered into these agreements, in part, to provide the necessary capital needed for the expected growth in outdoor advertising business. As part of this agreement, the Company has issued 1,000,000 warrants.