Form 10QSB
period 2001-03-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-05-14
CIK 1108967

As filed with the Securities and Exchange Commission on May 14, 2001 Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                        For quarter ended March 31, 2001
                         Commission File Number 0-29195


                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                          (7310)                 84-1463284
  ----------------------------------------------------------------------------
  (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)


                         101 Philippe Parkway, Suite 300
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
                                 --------------
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

                            John D. Thatch, President
                    New Millennium Media International, Inc.
                         101 Philippe Parkway Suite 300
                          Safety Harbor, Florida 34695
            (Name, Address and Telephone Number of Agent for Service)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No[ ]

As of March 31, 2001 there were 30,284,314 shares of the Company's common stock issued, outstanding and subscribed.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I   Financial Information.................................................5
         Item 1   Financial Statements ........................................5
                  Condensed Balance Sheet......................................5
                  Condensed Statement of Operations............................6
                  Condensed Statement of Cash Flows............................7
                  Notes to the Condensed Financial Statements..................8
         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9
                  Overview.....................................................9
                  Plan of Operations...........................................9
                  Results of Operations........................................9
                  Net Loss....................................................10
         Item 3   Quantitative and Qualitative Disclosures
                  About Market Risk...........................................10
Part II  Other Information....................................................10
         Item 1   Legal Proceedings...........................................10
         Item 2   Changes in Securities and Use of Proceeds...................10
                  Common Stock................................................10
         Item 3   Defaults Upon Senior Securities.............................10
         Item 4   Submission of Matters to a Vote of Security Holders.........10
         Item 5   Other Information...........................................11
         Item 6   Exhibits and Reports on Form 8-K............................11
Signatures....................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                          CONDENSED BALANCE SHEET

                                                                               March 31,      December 31,
                                                                                 2001             2000
                                                                             (Unaudited)       (Audited)
                                                                             ------------     ------------
ASSETS

Current Assets:
          Cash                                                               $      3,127     $         --
          Accounts Receivable                                                      92,868           16,636
          Inventories                                                               3,255            3,255
          Prepaid Assets                                                            9,096            9,096
                                                                             ------------     ------------
                Total Current Assets                                              108,346           28,987
                                                                             ------------     ------------

Furniture and Equipment-Net                                                       905,036          924,148
                                                                             ------------     ------------

Other Assets
          Other Assets                                                                 --               --
          Goodwill, net of accumulated amortization
             of $67,793and $79,091, respectively                                  599,003          610,301
                                                                             ------------     ------------
                Total Other Assets                                                599,003          610,301
                                                                             ------------     ------------
                                                                             $  1,612,385     $  1,563,436
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                                   $     66,870     $     81,556
          Accrued expenses payable                                                130,766           73,562
          Related payables                                                        719,044          658,110
                                                                             ------------     ------------
                Total Current Liabilities                                         916,680          813,228
                                                                             ------------     ------------

Long-term Liabilities                                                                  --               --

Stockholders' Equity
          Common stock, par value $.001; 75,000,000 shares authorized,
                28,440,614 and 30,284,314 shares issued and outstanding,
                respectively, 2000 and 2001                                        30,284           28,441
          Preferred stock, par value $.001; shares authorized, 10,000,000
                no shares issued and outstanding                                       --
          Additional paid in capital                                            2,789,851        2,741,694
          Deficit                                                              (2,124,430)      (2,019,927)
                                                                             ------------     ------------
                Total Stockholders' Equity                                        695,705          750,208
                                                                             ------------     ------------
                                                                             $  1,612,385     $  1,563,436
                                                                             ============     ============

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     For the          For the
                                                  quarter ended    quarter ended
                                                     3/31/01          3/31/00
                                                  ------------     ------------

Income                                            $    143,750     $         --

Costs and Expenses:
        General and administrative                $    201,953     $    101,877
        Interest expense                                11,184           16,000
        Depreciation and amortization                   35,116            5,998
                                                  ------------     ------------
              Total costs and expenses                 248,253          123,875
                                                  ------------     ------------

Loss from Operations                                  (104,503)        (123,875)


Net Loss                                          $   (104,503)    $   (123,875)
                                                  ============     ============

Basic Loss Per Common Share                       $     (0.003)    $     (0.005)
                                                  ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      For the          For the
                                                                   Quarter Ended    Quarter Ended
                                                                      3/31/01          3/31/00
                                                                    ------------     ------------
Cash Flows from Operating Activities:
     Net income (loss)                                              $   (104,503)    $   (123,875)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                    35,116            5,998
         (Increase) decrease in accounts receivable                      (76,232)              --
         (Increase) decrease in inventories                                   --          (18,750)
         (Increase) decrease in prepaid expenses                              --           (5,000)
         Increase (decrease) in accounts payable
             and accrued expenses                                         42,517          (30,398)
                                                                    ------------     ------------
             Net cash provided by (used in) operating activities        (103,102)        (172,025)
                                                                    ------------     ------------

Cash Flows from Investing Activities
     Purchase of goodwill                                                     --             (500)
     Purchase of fixed assets                                             (4,705)          (3,457)
                                                                    ------------     ------------
             Net provided by (used in) investing activities               (4,705)          (3,957)
                                                                    ------------     ------------

Cash Flows from Financing Activities
     Proceeds from notes payable - Related                                60,934           15,000
     Proceeds from common stock transactions                              50,000          444,000
                                                                    ------------     ------------
             Net cash provided by (used in) financing activities         110,934          459,000
                                                                    ------------     ------------

Increase in cash and cash equivalents                               $      3,127     $    283,018

Cash and cash equivalents at beginning of period                    $         --     $      2,063
                                                                    ------------     ------------

Cash and cash equivalents at end of period                          $      3,127     $    285,081
                                                                    ============     ============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                                   --               --

     Cash paid during the year for income taxes                               --               --

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Organization and Basis of Presentation
     --------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including Rule 301(b) of Regulation SB and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2.   Going Concern Uncertainty
     -------------------------

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

3.   Subsequent Events
     -----------------

     The Company approved a 1 for 5, reverse stock split, with a resulting decrease in the number of Common Stock authorized from 75,000,000 to 15,000,000 shares at a special Meeting of Stockholders on May 7, 2001.

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

The discussion and financial statements contained herein are for the three months ended March 31, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
The Company is an operational stage company, heretofore having been considered a development stage company. We have generated cash needs through equity financings and loans from officers and stockholders. As an operational stage company, we have devoted substantially all of our efforts in securing and establishing our business. We have engaged in activities in the advertising business, with revenues generated in the current quarter in comparison to no revenue being generated in the prior year quarter. The primary activity of the Company currently involves two types of visual advertising, the Illumisign-Eyecatcher movable display boards and LED display boards. We retain ownership of both types of these machines and sell the advertising space on a monthly basis. Presently we are reviewing more current models of movable display boards including plasma screen boards that could be loaded and controlled through telephone modem or the Internet.

PLAN OF OPERATIONS
The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its LED display boards and the Illumisign-Eyecatcher static boards. Through much of this first quarter the Company has been negotiating with Carson Jensen Anderson Enterprises, Inc. d/b/a EyeCatcherPlus, the Company's marketing affiliate, to take over "in-house" all future marketing activity. This effort finally came to fruition very recently. As a result, the Company will presently conduct all marketing in-house, but will continue to use the EyeCatcherPlus logo, marketing material and website. We feel that this decision will have the net effect of "cutting out the middle man" and increasing Company revenues.

LIQUIDITY AND CAPITAL RESOURCES
As in the past, our liquidity has been principally supplied by equity financing and loans from related parties. Accounts Receivable have risen considerably; however, management feels that most, if not all, of these receivable are collectable.

RESULTS OF OPERATIONS
Although the Total Costs and Expenses has doubled when compared to the first quarter of 2000, the comparative Net Loss for these two quarters has decreased by 15.6% and the Basic Loss Per Common Share for the same comparative two quarters has decreased from

$(0.005) to $(0.003), a comparative Basic Loss Per Common Share decrease of 40%. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to both the IllumiSign Eyecatcher and the mobile LED display truck.

NET LOSS
Net Loss from Operating Activities has decreased $19,372 for this quarter compared to the first quarter of 2000, this equates to 15.6%. The same comparison shows a decrease of $68,924 in Net Cash Used In Operating Activities, a percentage decrease of 40%. This is due in large part to increase in sales and an increase in the accounts receivable. The Net Cash Provided by Financing Activities has decreased considerably for this first quarter compared to the first quarter of 2000. Management feels that this is a good time to limit financing activities and focus on growth through increasing cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. January 24, 2001 the parties agreed to a settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK, REVERSE STOCK SPLIT
At a shareholders' meeting held May 7, 2001 a resolution was approved by the shareholders to reverse split all shares of common stock at a ratio of one share for each five shares authorized. As described in the Proxy Statement that was sent to each shareholder prior to the shareholders' meeting. The Company has no plans for the cancellation or purchase of shares of Common Stock from holders of a nominal number of shares following the Reverse Split and has no present intention to take the Company private through Reverse Split or otherwise. Management, in recommending this reverse stock split, feels that this split will increase the marketability of the common stock.

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

Signed and submitted this 14th day of May 2001.


                                        New Millennium Media International, Inc.
                                                      (Registrant)

                                        by: _________________________________
                                            John Thatch as President/CEO

9