Form 10QSB
period 2001-06-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-08-03
CIK 1108967

As filed with the Securities and Exchange Commission on August 3, 2001 Registration No. _______________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------------------
                         For quarter ended June 30, 2001
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

                               Yes [X]      No [ ]

As of June 30, 2001 there were 7,016,861 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information................................................5
          Item 1   Financial Statements .......................................5
                   Condensed Balance Sheet.....................................5
                   Condensed Statement of Operations...........................6
                   Condensed Statement of Cash Flows...........................7
                   Notes to the Condensed Financial Statements.................8
          Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............9
                   Overview....................................................9
                   Plan of Operations..........................................9
                   Liquidity and Capital Resources.............................9
                   Results of Operations......................................10
                   Net Loss...................................................10
          Item 3   Quantitative and Qualitative Disclosures
                   About Market Risk..........................................10
Part II   Other Information...................................................10
          Item 1   Legal Proceedings..........................................10
          Item 2   Changes in Securities and Use of Proceeds..................10
                   Common Stock...............................................10
          Item 3   Defaults Upon Senior Securities............................11
          Item 4   Submission of Matters to a Vote of Security Holders........11
          Item 5   Other Information..........................................11
          Item 6   Exhibits and Reports on Form 8-K...........................11
Signatures....................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                         CONDENSED BALANCE SHEET

                                                              JUNE 30,        DECEMBER 31,
                                                                2001             2000
                                                             (UNAUDITED)       (AUDITED)
                                                             ------------     ------------
ASSETS

Current Assets:
   Cash                                                      $     18,288     $         --
   Accounts Receivable                                            131,575           16,636
   Inventories                                                      3,255            3,255
   Prepaid Assets                                                  10,972            9,096
                                                             ------------     ------------
      Total Current Assets                                        164,090           28,987
                                                             ------------     ------------

Furniture and Equipment-Net                                       887,279          924,148
                                                             ------------     ------------

Other Assets
   Other Assets                                                        --               --
   Goodwill, net of accumulated amortization
      of $90,389 and $67,793, respectively, 2001 and 2000         587,705          610,301
                                                             ------------     ------------
      Total Other Assets                                          587,705          610,301
                                                             ------------     ------------
                                                             $  1,639,074     $  1,563,436
                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $     55,798     $     81,556
   Accrued expenses payable                                       380,350           73,562
   Related payables                                               753,996          658,110
                                                             ------------     ------------
      Total Current Liabilities                                 1,190,144          813,228
                                                             ------------     ------------

Long-term Liabilities                                                  --               --

Stockholders' Equity
   Common stock, par value $.001; 15,000,000 (restated -
      see note 3) shares authorized; 7,116,862 and
      5,688,123 (restated - see note 3) shares issued
      and outstanding, respectively, 2001 and 2000                  7,117            5,688
   Preferred stock, par value $.001; shares authorized,
      10,000,000 no shares issued and outstanding                      --               --
   Additional paid in capital                                   3,701,018        2,764,447
   Accumulated Deficit                                         (2,384,205)      (2,019,927)
                                                             ------------     ------------
                                                                1,323,930          750,208
   Treasury Stock, 1,000,000 shares at cost                      (875,000)              --
                                                             ------------     ------------
        Total Stockholders' Equity                                448,930          750,208
                                                             ------------     ------------
                                                             $  1,639,074     $  1,563,436
                                                             ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   FOR THE          FOR THE          FOR THE          FOR THE
                                                   QUARTER          QUARTER         SIX MONTHS       SIX MONTHS
                                                    ENDED            ENDED            ENDED            ENDED
                                                   6/30/01          6/30/00          6/30/01          6/30/00
                                                 ------------     ------------     ------------     ------------
Income                                           $     74,991     $      1,044     $    218,741     $      1,044

Costs and Expenses:
       General and administrative                $    284,091     $    199,512     $    486,044     $    301,389
       Interest expense                                15,559           16,000           26,743           32,000
       Depreciation and amortization                   35,116            6,068           70,232           12,066
                                                 ------------     ------------     ------------     ------------
            Total costs and expenses                  334,766          221,580          583,019          345,455
                                                 ------------     ------------     ------------     ------------

Loss from Operations                                 (259,775)        (220,536)        (364,278)        (344,411)
                                                 ------------     ------------     ------------     ------------

Net Loss                                         $   (259,775)    $   (220,536)    $   (364,278)    $   (344,411)
                                                 ============     ============     ============     ============

Basic and Fully Diluted Loss Per Common Share    $     (0.039)    $     (0.048)    $     (0.057)    $     (0.073)
                                                 ============     ============     ============     ============

Weighted Average Number of Shares Outstanding       6,586,863        4,615,892        6,402,493        4,717,934
                                                 ============     ============     ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             FOR THE          FOR THE         FOR THE          FOR THE
                                                             QUARTER          QUARTER        SIX MONTHS       SIX MONTHS
                                                              ENDED            ENDED            ENDED            ENDED
                                                             6/30/01          6/30/00          6/30/01          6/30/00
                                                          ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   (259,775)    $   (220,536)    $   (364,278)    $   (344,411)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                             35,116            6,068           70,232           12,066
      (Increase) decrease in accounts receivable               (38,707)              --         (114,939)              --
      (Increase) decrease in inventories                            --               --               --          (18,750)
      (Increase) decrease in prepaid expenses                   (1,876)          (1,215)          (1,876)          (6,215)
      Increase (decrease) in accounts payable
         and accrued expenses                                  238,512           42,772          281,030           12,374
                                                          ------------     ------------     ------------     ------------
         Net cash provided by (used in)
              operating activities                             (26,730)        (172,911)        (129,831)        (344,936)
                                                          ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of goodwill                                             --               --               --             (500)
   Purchase of fixed assets                                     (6,062)          (1,626)         (10,767)          (5,083)
                                                          ------------     ------------     ------------     ------------
         Net provided by (used in) investing
              activities                                        (6,062)          (1,626)         (10,767)          (5,583)
                                                          ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - Related                        34,952               --           95,886           15,000
   Proceeds from common stock transactions                     888,000           19,000          938,000          463,000
   Cost of Treasury Stock Acquired                            (875,000)              --         (875,000)              --
                                                          ------------     ------------     ------------     ------------
         Net cash provided by (used in)
              financing activities                              47,952           19,000          158,886          478,000
                                                          ------------     ------------     ------------     ------------

Increase in cash and cash equivalents                     $     15,160     $   (155,537)    $     18,288     $    127,481

Cash and cash equivalents at beginning of period                    --               --               --            2,063
                                                          ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period                $     15,160     $   (155,537)    $     18,288     $    129,544
                                                          ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                           --               --               --               --

   Cash paid during the year for income taxes                       --               --               --               --

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   Organization and Basis of Presentation
     --------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including Rule 301(b) of Regulation SB and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year or any future period.

2.   Going Concern Uncertainty
     -------------------------

     The financial statements are presented assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows and has negative working capital. The Company has financed itself primarily through the sale of its stock and related party borrowings. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     There can be no assurance that the Company will be successful in implementing its plans, or if such plans are implemented, that the Company will achieve its goals.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

3.   Equity Transactions
     -------------------

     As approved at a Special Meeting of Stockholders on May 7, 2001, the Company reverse split its common stock on a basis of 1 for 5 with a resulting decrease in the number of common stock authorized to 15,000,000 shares. The Company has restated its financial statements to reflect this common stock reverse split.

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

The discussion and financial statements contained herein are for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
The Company is no longer a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have generated our cash needs through equity financings and loans from officers and stockholders. As an operational stage company, we have devoted substantially all of our efforts in securing and establishing new businesses. We have engaged in limited activities in the advertising business, but no significant revenues have been generated to date. The primary activity of the Company currently involves several types of visual advertising: The IllumiSign-Eyecatcher front-lit movable display board, "EyeCatcher Powered by Insight" back-lit movable display boards, plasma screens and LED display boards. We retain ownership of all types of the machines and sell the advertising space on a monthly basis.

PLAN OF OPERATIONS
The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its motion display boards and the mobile LED boards. Through much of the first quarter the Company had been negotiating with Carson Jensen Anderson Enterprises, Inc. d/b/a EyeCatcherPlus, the Company's marketing affiliate, to take over in-house all future marketing activity. This effort came to fruition May 10, 2001. As a result, the Company hired a general sales manager to conduct all marketing in-house and will continue to use the EyeCatcherPlus logo, marketing material and website. We feel that this decision will have the net effect of "cutting out the middle man" and increasing Company revenues.

LIQUIDITY AND CAPITAL RESOURCES
As in the past, our liquidity has been principally supplied by equity financing and loans from related parties. Accounts Receivable have risen considerably; however, management feels that most, if not all, of these receivable are collectable. The attached Condensed Balance Sheet shows our Current Assets increased from $28,987 to $164,090 for the comparative terms ending June 30, 2000 and December 31, 2000, respectively. Our Total Assets increased $75,638 for the same comparative period, an increase of 13%. Our Shareholders' equity, before the treasury stock, showed an increase of $573,722, an increase of 76% for June 30, 2001 compared to December 31, 2000.

RESULTS OF OPERATIONS
Although the Total Costs and Expenses are still high, there is a lowering trend. The first six months of 2000 compared to the first six months of 2001 showed an increase of $237,564, in increase of 68%; however, for the comparative second quarter terms in 2000 versus 2001 the amount decreased to $113,186, 51%. When the first six months of 2001 are compared to the second quarter of 2001, this comparison percentage drops to 42%. If the non-cash charges (Depreciation and amortization) are not considered, this become even more apparent.

Although the Total Costs and Expenses has doubled when compared to the first quarter of 2000, the comparative Net Loss for these two quarters has decreased by 15.6% and the Basic Loss Per Common Share for the same two quarters has decreased from $(0.005) to $(0.003), a decrease of 40%. Compared to a year ago, we are now fully staffed and beginning to produce income, an increase of $73,947 for the 2001 second quarter compared to the same 2000 quarter. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-Eyecatcher front-lit movable display board; our new product line, the "EyeCatcher Powered by Insight" back-lit movable display board; plasma screens and LED display boards, both stationary and truck mounted.

NET LOSS
Net Loss from Operating Activities has increased $19,867 for the first half of 2001 compared to the same half year of 2000, a 5.7% increase; however, for the same comparative periods the "Net cash used in operating activities decreased $215,105, a 62% decrease. This is due in large part to increase in sales and a decrease in the accounts receivable. Although the Net Cash Provided by Financing Activities has decreased for this first half year compared to the same term of 2000, we expect this figure to increase in the future as we access our equity line with Swartz Private Equity, LLC. Management feels that this is a good time to gradually increase financing activities in order to finance new display machines for all of our product lines which are intended to generate additional cash flow. Our focus continues to be on growth through increasing cash flow.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK, REVERSE STOCK SPLIT
May 7, 2001 the shareholders voted to amend the Articles of Incorporation to decrease the number of authorized shares of common stock from 75,000,000 to 15,000,000, the 5:1 split (the Reverse Split). This amendment to the Articles of Incorporation became effective May 18, 2001 and the Company trading symbol was changed from NMMI to NMMG. See the Definitive Proxy Statement filed April 18, 2001 for additional information. The Company has no plans for the cancellation or purchase of shares of Common Stock from holders of a nominal number of shares following the Reverse Split and has no present intention to take the Company private through Reverse Split or otherwise. Preferred shares, none of which are issued at the present time, are not affected by this split.

REGISTRATION STATEMENT ON FORM S-8
June 4, 2001 the Company filled a Registration Statement on Form S-8 under the Securities Act with respect to Common Stock. For further information with respect to the Company and its Common Stock, reference is made to the Registration Statement and the exhibits and schedules thereto.

SALE OF SECURITIES NOT REGISTERED
June 5, 2001 100,000 shares of non-registered common stock were conveyed to Ray Oliver in consideration for corporate and financial strategic consulting services and analysis.

June 5, 2001 20,000 shares of non-registered common stock were conveyed to Natalie Stavrakis in consideration for services rendered as corporate secretary over the past two years.

July 6, 2001 100,000 shares of non-registered common stock were conveyed to Russell Wahl in consideration for a financial obligation owed to him and for further consideration for current consulting services being rendered in the nature of corporate operational functions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See above, Item 2, Common Stock, Reverse Split. May 7, 2001 the shareholders voted to amend the Articles of Incorporation to decrease the number of authorized shares of common stock from 75,000,000 to 15,000,000, the 5:1 split (the Reverse Split). On the date of the May 7, 2001 Shareholders Meeting there were 28,902,462 shares qualified to vote. 18,935,611 votes were cast in favor of the Reverse Split and 318,914 votes were cast against the proposed Reverse Split; there were no abstentions. The resolution passed by 65.5% of the issued and outstanding shares voting in favor of the Reverse Split.

ITEM 5.  OTHER INFORMATION.

 On July 30, 2001 the Company filed a Post Effective Amendment Registration Statement for Small Business Issuers. This document is a Post Effective Amendment to Form SB-2 filed September 13, 2000.

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

Signed and submitted this 3rd day of August 2001.



                                        New Millennium Media International, Inc.
                                                      (Registrant)

                                        by: /s/______________________________
                                            John Thatch as President/CEO