Form 10KSB40/A
period 2000-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-10-26
CIK 1108967

As filed with the Securities and Exchange Commission on October 24, 2001

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                    (Amended)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    ----------------------------------------
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

                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
                                 --------------
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                            John D. Thatch, President
                    New Millennium Media International, Inc.
                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
            (Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $149,400.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2001 was $10,675,293 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers). See Item 11. The total number of shares of issuer's common equity outstanding as of June 30, 2001 was 7,116,863 shares.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, the registrant had 7,116,863 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part I of this Form 10-KSB is incorporated from the issuer's Registration Statement for Small Business Issuers filed September 13, 2000, as amended by Post Effective Amendment that was filed October 24, 2001 and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Definitive Proxy Statement, filed June 29, 2000 and its Form S-8 filed June 4, 2001.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               ---      ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Brief History
New Millennium Media International, Inc. is a Colorado corporation organized on April 21, 1998. NMMI's principal place of business is located at 200 9th Avenue North, Suite 210, Safety Harbor, Florida 34695. NMMI is the successor by merger to Progressive Mailer Corp. (hereafter "PMC"), a corporation organized in Florida on February 5, l997. In March 1997 and April 1998, PMC conducted offerings of its common stock pursuant to the exemption from registration afforded by Rule 504 of Regulation D under the Securities Act of l933, as amended. On

November 3, l997, PMC received clearance from the NASD to have its common stock listed on the OTC Bulletin Board.

In February, l998, PMC's sole officer and director resigned and sold all of her share ownership in PMC, which represented 95% of the issued and outstanding shares of PMC, to Troy Lowrie who was elected President and Director of PMC. In connection with the transaction, the principal offices of PMC were relocated to Denver, Colorado.

Effective, April 8, l998 PMC entered into an Asset Purchase Agreement with Lufam Technologies, Inc, a California corporation, in exchange for the issuance of 6.4 million shares of PMC's common stock to Lufam. Pursuant to the terms of the Asset Purchase Agreement, PMC acquired the exclusive rights to the IllumiSign-EyeCatcher display system, a special advertising front-lit display machine. NMMI markets and sells advertising space on these machines.

Effective April 30, l998, PMC was merged into NMMI and the separate existence of PMC terminated pursuant to the merger agreement. In connection with the merger, each share of PMC outstanding on April 30, l998 was exchanged for a like number of shares of New Millennium common shares.

August 31, 1999 NMMI entered into an Amended and Restated Agreement and Plan of Merger among NMMI, New Millennium Media, Inc., a wholly owned subsidiary of NMMI, and Unergi, Inc. NMMI acquired all of the issued shares of stock of Unergi in exchange for 16,566,667 shares of NMMI common stock. Subsequent to the acquisition, Unergi, Inc. was liquidated.

Pursuant to an Agreement and Plan of Merger dated March 9, 2000 between Scovel Corporation, a Delaware corporation, all the outstanding shares of common stock of Scovel were exchanged for 500,000 shares of common stock of NMMI in order to obtain consulting services of its Corporate officer and was not significant to the financial statements of NMMI. By virtue of the merger, NMMI acquired 100% of the issued and outstanding common stock of Scovel. After the acquisition, Scovel was liquidated.

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG.

Business Overview
For years the billboard industry has seen several consolidations with large corporate owners acquiring smaller (fewer than 50 billboards) independent operators. The purpose of these consolidations is to provide a platform for the corporate owners to attract large regional and national advertisers. Billboard advertising has evolved from painted signs without lights, to lighted signs, to vinyl covered signs, to prism boards (three sided boards which rotate three ads), to LED (light emitting diode) signs. Presently the plasma signs are used indoors and generally do not have a screen size larger than 48 inches. Advertisers soon learned that rotating signs attract the attention of viewers more effectively than static signs. The most prominent LED display sign is at Times Square in New York City. Despite the effectiveness of LED outdoor advertising, the billboard industry is moving slowly toward the LED display sign because most large companies have a substantial investment in static signs. The cost to change a traditional static board to an LED display is approximately $1,000.000 to $2,000.000 depending on the size of the LED sign. In many instances, because of the additional weight of the LED sign, it is necessary to erect an entire new foundation along with accompanying supports. Another reason for the slow progression is that LED signs may only be installed in certain traffic areas because many cities and states have regulations that prohibit LED and prism signs on the basis that the signs may be distracting to passing drivers and may lead to an increase in the number of traffic accidents. NMMI has targeted markets where this may not be an issue.

There are two reasons for the changes in outdoor advertising. First, technological improvements have made the prism and LED boards affordable. Second, moving ads have a much greater impact on viewers than static ads. In a digital society there must be an effective way for advertisers to display their product in its true form. The competition in indoor advertising is limited. Most indoor companies sell single poster board advertisements of different sizes and place them in theaters, malls, airports and other similar venue locations.

NMMI provides several types of visual advertising: The IllumiSign-Eyecatcher front-lit movable display boards, the "EyeCatcher Powered by Insight" back-lit scrolling movable display boards, plasma screens and LED display boards. We retain ownership of all types of the machines and sell the advertising space on a monthly basis.

NMMI has the exclusive United States distribution and manufacturing rights from the patent owner of the IllumiSign-Eyecatcher front-lit movable display boards, a resident of Great Britain. This board is steel encased, front lighted, and displays poster type ads. These mechanical devises come in various sizes ranging from 11 inches by 17 inches to 4 feet by 6 feet. Each machine is capable of rotating up to 24 posters at preprogrammed intervals ranging from 3 seconds to one hour.

Additionally, NMMI has the exclusive U.S. rights to an indoor backlit advertising board designed and manufactured by AMS Controls, Inc. called the "EyeCatcher Powered by Insight". There are a few minor exceptions to this exclusivity that relate to accounts with which the manufacturer had an existing business relationship at the time of contracting with NMMI. We are marketing this new product as "EyeCatcher Powered by Insight". This is a patented product, which ranges in size from 18" X 24" to 40" X 60" poster size. These signs can display up to 10 to 20 scrolling advertising images. Each rotation can be set to run from three seconds to one hour. Because the poster material in both of these machines is critical to the functionality as well as the longevity of the poster, it is necessary for the advertisers to rely on our graphic arts department to develop and supply the necessary posters. These motion displays are then placed in various sites in stores, shopping malls, movie theaters and anywhere else where indoor poster type advertising is feasible. NMMI is the owner of the registration of the trademark, "IllumiSign-Eyecatcher" for electric sign products in the United States Department of Commerce, Patent and Trademark Office.

The LED display boards are generally placed out doors either truck mounted, freestanding or affixed onto the sides of buildings or located in athletic stadiums. The LED boards range in size from 8 feet by 10 feet to 20 feet by 30 feet and even larger in customized designs. They are capable of displaying a near infinite number of stationary or full motion images. Because the images need to be programmed into the LED boards, it is necessary that our graphic arts department be involved in both the design and set up of the intended displays.

NMMI has a strategic relationship with E-Vision LED, Inc., a U.S. based company whose affiliates manufacture these high quality LED units (See heading Risk Factors, subheading Strategic Relationships). E-Vision will sell the LED boards to NMMI for a less than retail price and will share in the revenues that the LED boards produce. This allows NMMI to procure the highest quality LED display boards at a greatly reduced cost. Because these LED boards can run any commercial format on any size board, we feel that NMMI has a strong competitive advantage over other similar display boards for which the visual display must be reformatted. Formatting often takes weeks. E-Vision LED displays will run any format on any size board with consistent color quality and clarity. These LED boards have the potential to display countless images in full color both static and full motion. Color quality and clarity are very important to national advertisers who want consistency of colors on all boards. E-Vision will assist NMMI with training and support from the first board and with ongoing assistance in all aspects of programming, technical and software support. As a strategic partner, E-Vision and its affiliates will supply NMMI, free of charge, software upgrades as they become available.

In relation to these various types of display media, NMMI is capable of providing advertisers with visual communications and media services in both indoor and outdoor environments. We offer a comprehensive range of visual movable board solutions designed to improve clients' advertising needs and processes including professional services such as strategic site location, consulting and analysis as well as poster design and development. This enables us to locate boards and sell advertising on a national level that will benefit NMMI in placing boards throughout the United States.

NMMI signed a one-year with option for eight additional one-year terms marketing agreement with Carson-Jensen-Anderson Enterprises, Inc. d/b/a EyeCatcher Marketing Company through which agreement the IllumiSign-Eyecatcher display boards were to be marketed throughout the 50 United States. Effective May 10, 2001 NMMI and EyeCatcher Marketing Company reached an agreement whereby their contractual relationship was terminated and NMMI received nearly all of the assets of EyeCatcher Marketing Company. The major advantage to NMMI of this settlement was the cancellation of the marketing agreement that now allows NMMI to do all marketing in-house. The assets received, other than the cancellation of the marketing contract, are of little value. All marketing is now under the direct supervision and control of the Company that is now equipped to oversee the marketing function.

Employees
NMMI has twelve full time employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. Because a major portion of our business involves nationwide site location and procurement as well as sales and marketing of advertising space, it is advantageous for us to outsource this segment of our business through strategic partnering and subcontracting distributors. We intend to utilize in-house employees and plan to add additional staff as needed to handle all other phases of our business including graphic arts, warehousing, distribution, purchasing, distribution, shipping, accounting and bookkeeping.

ITEM 2. DESCRIPTION OF PROPERTY

NMMI owns no real estate. On March 29, 2001 the Company signed a lease with Safety Harbor Centre for five years with an option for five additional years. The lease became effective August 27, 2001, the date that the Company began occupancy of the new facility. This leased facility is slightly larger than the prior leased premises and will support a more efficient use of the floor space as well as additional space for expansion. Many of the machines will continue to be shipped directly to the site location and for those machines that require more detailed installation such as the LED boards, the machines will be shipped directly to the installer. Machines that are in need of repair will be repaired on-site whenever possible. Those machines that are not repairable on-site will be repaired in-house at the Safety Harbor, Florida facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. January 24, 2001 the parties agreed to a settlement by making periodic payments. There is presently owed on this settlement account a principal balance of $42,700. This settlement is recognized as a liability of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the course of the fourth quarter of the last fiscal year. May 7, 2001 the shareholders voted to amend the Articles of Incorporation to decrease the number of authorized shares of common stock from 75,000,000 to 15,000,000, the 1:5 split. This amendment to the Articles of Incorporation became effective May 18, 2001 and the Company trading symbol was changed from NMMI to NMMG. See the Definitive Proxy Statement filed April 18, 2001 for additional information.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG. Prior to May 18, 2001 the Company's common stock traded under the symbol "NMMI". The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system. As of June 30, 2001, we reported 7,116,863 outstanding shares of common stock, $.001 par value and no outstanding shares of preferred stock. There were in excess of 500 shareholders and reported beneficial owners of record of the Company's common stock listed by the Company's transfer agent as of June 30, 2001.

For additional information relating to Common Equity and Related Stockholder Matters please see hereafter in this filing Notes to the Financial Statement, December 31, 1999 and 2000, sections 4. RELATED PARTY TRANSACTIONS, 6. EQUITY TRANSACTIONS, and 7. STOCK OPTIONS AND WARRANTS.

We have not paid any dividends on our common stock since inception. We expect to continue to retain all earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors.

The table below sets forth the high and low bid prices of our common stock for each quarter for the four quarters of 1999, four quarters of 2000 and the first three quarters of 2001. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Year                  High Bid     Low Bid
                   ----                  --------     -------

                   1999
                   ----
                   First Quarter           .313         .313
                   Second Quarter          .406         .406
                   Third Quarter           .125         .125
                   Fourth Quarter          .120         .120

                   2000
                   ----
                   First Quarter           .875         .875
                   Second Quarter         1.000        1.000
                   Third Quarter           .650         .430
                   Fourth Quarter          .350         .220

                   2001
                   ----
                   First Quarter           .080         .080
                   Second Quarter*        1.700        1.350
                   Third Quarter          1.170        1.110
               *Note: On May 18,2001 the issuer shares split 5:1. The second quarter prices reflect the post split prices.

There are outstanding warrants to purchase 242,274 (post split number of shares) shares of our common stock at a price of $1.50 per share and may be reset every 6 months thereafter. These warrants were issued to Swartz on March 21, 2000 (200,000 shares), April 17, 2001 (16,796 shares) and July 17, 2001 (25,478 shares) in  consideration  of Swartz's  commitment to enter into the  Investment
Agreement. The warrants expire on May 25, 2004, April 17, 2006 and July 17, 2006, respectively. By contract, the holders of the warrants have the right to have the common stock issuable upon exercise of the warrants included on any registration statement we file, other than a registration statement covering an employee stock plan or a registration statement filed in connection with a business combination or reclassification of our securities. The shares of common stock to support these warrants are included in the SB-2 registration statement filed September 13, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW
The Company is no longer a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have generated our cash needs through equity financings and loans from officers and stockholders. As an operational stage company, we have devoted substantially all of our efforts in securing and establishing new businesses. We have engaged in limited activities in the advertising business, but no significant revenues have been generated to date. The primary activity of the Company currently involves several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display board, "EyeCatcher Powered by Insight" back-lit movable display boards, plasma screens and LED display boards. We retain ownership of all types of the machines and sell the advertising space on a monthly basis. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards. Through much of the first quarter of 2001 the Company has been negotiating with Carson Jensen
Anderson Enterprises, Inc. d/b/a EyeCatcherPlus, the Company's marketing affiliate, to take over in-house all future marketing activity. As a result, the Company will conduct all marketing in-house, but will continue to use the EyeCatcherPlus logo, marketing material and website. We feel that this decision will have the net effect of "cutting out the middle man" and increasing Company revenues.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment through cash from operations, equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future.

Our Stockholders' Equity has increased from ($600,223) to $750,208, an increase of $1,350,431. This is due primarily to a reduction of liabilities and a gradual accumulation of additional motion display boards for leasing. The reduction of liabilities from $1,810,536 to $813, 228 is principally due to the repayment of the debts owed by the Company to Troy Lowrie and Investment Management of America, Inc. These two debts were paid by the issuance of stock to these two creditors. The increase of Additional Paid in Capital from $448,991 to $2,746,684 is primarily from the sale of stock. For a further explanation of these transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 1999 and 2000, section 7. STOCK OPTIONS AND WARRANTS.

We have incurred recurring operating losses and negative cash flows from operating activities and have little working capital. Presently, there is no outstanding material commitment for capital expenditures. On May 19, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC to raise up to $25 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending May 2003. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure liquidity requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all. A detailed description of the Swartz equity line agreements can be found in the SB-2 Registration Statement filed September 13, 2000.

RESULTS OF OPERATIONS
Income
Our Income has increased from $49,176 to $149,400, an increase of $100,224. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that has had an increase in bookings as the year 2000 progressed. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i.e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with very little additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $656,885. This increase is due primarily to the Company now being operational. Included in this category are such expenses as rent, kiosk development and fabrication, consulting fees, legal, accounting, insurances and equipment maintenance.

Interest Expense
Interest Expense decreased by $31,795. This interest expense decreased primarily as a result of the Company negotiating equity financing for debt transactions.

Depreciation and Amortization
Depreciation and amortization increased by $117,822 primarily as a result of advertising boards being available for lease. Previously, these boards were to be sold and not leased and included in inventory.

Total Costs and Expenses
The Total Costs and Expenses have increased by $663,052, an increase of 133%. This is the effect primarily of the increase of General and Administrative expenses. Although the Company is fully operational, the Company is still in a growth period and much of the positive results of effort that gave rise to the General and Administrative expenses have not yet been realized. It is anticipated that much of these costs and expense will not continue to occur in the future.

Loss From Operations and Net Loss
The increase in Income is offset by the increase of Loss from Operations. This loss has increased dramatically from $445,985 to $ 1,008,813, an increase of 125%. Management feels that this current loss is a function of the Company now being operational. It is felt that contributing factors are the direct consequence of a steady increase in business activity, i. e., as the business increases so do the costs and expenses. Management anticipates that the Company revenues will grow in excess of direct proportion to the costs and expenses; however, there can be no assurance that this will occur.

The increased business activity that the Company is experiencing is the result of a steady increase in the number of events for which the mobile LED display unit is being booked as well as an increase in the number of display boards being placed which, in turn, increases the amount of artwork being produced by the Company's graphic arts department. These three units of the Company, display boards, LED screens and graphic arts are the revenue producing elements. Although this is an apparent positive trend, there is uncertainty as to the longevity of this trend. Maintaining this trend is necessary for the Company's short-term as well as long-term internal liquidity. Management feels that the receivables are collectable, it is anticipated that the receivables will "roll-over" monthly or bi-monthly as existing accounts are paid and new accounts accrue. Some leniency has been afforded new advertising accounts to boost the initial advertising sales. By the same token, management feels that the increase in accounts payable are too the direct result of additional business and that the payables will continue to "roll-over" monthly or bi-monthly.

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share has increased from $(0.03) to $(0.04), a comparative Basic Loss Per Common Share increase of 33.3%. This loss per common share is a function of the Costs and Expenses versus Income. As stated above, a major portion of the Costs and Expenses are start-up costs.

TRENDS AND EVENTS
In May of 2001 we changed our operations model primarily in that we have regained the marketing role in-house. Management feels that this is a positive change in that the Company now has total control of all marketing activities. The Company continues to allocate geographical areas to distributors who, in turn, focus on their respective areas.

The Company out grew its leased office and warehouse space and moved to new quarters that has sufficient space for growth. The new expanded warehouse area now has sufficient space to handily store the various type and size display boards as well as work area for refurbishing and repairs. When the mobile LED screen truck is not in use, it is placed in a specially built truck bay within the new warehouse area. An order has been placed for an additional LED mobile unit.

Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck. Although there is no real assurance that this positive trend will continue, in the opinion of management, the cumulative effect of these events is positive.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements are incorporated by reference and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

     Name                     Age        Position
     ----                     ---        --------
     John Thatch              39         Chief Executive Officer, President
                                         and Director
     Jennifer Freeman         28         Corporate Secretary

All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

John "JT" Thatch, President/CEO and Director
Mr. Thatch, age 39 years, has served as President, Chief Executive Officer and Director of New Millennium Media International since January 2000. During this time he has overseen all functions of the company, including day-to-day operations. Mr. Thatch has over 15 years of entrepreneurial business experience that includes over 7 years as the principal in Bay Area Auto Sales, an automotive dealership, that specialized in sales of reconditioned vehicles. He was the founder and General Partner for Last Chance Finance, Ltd. that owned and operated over 18 offices specializing in alternative vehicle financing. Over the past 10 years Mr. Thatch has been President and majority shareholder of Superior Management of Tampa, Inc., a privately owned company, that owns property and commercial leases. Other than for nominal time spent on corporate and personal real estate holdings that have no business relationship with NMMI, Mr. Thatch dedicates his full time to his current position. He brings leadership, marketing and strong management skills to the company.

ITEM 10. EXECUTIVE COMPENSATION

The following table lists the cash remuneration paid or accrued during 1999 and 2000 to John Thatch, president and CEO. Except for John Thatch, none of our executive officers and directors received compensation of $100,000 or more in 1999 and 2000.

---------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                             Long Term Compensation
---------------------------------------------------------------------------------------------------------
                          Annual Compensation                    Awards            Payouts
---------------------------------------------------------------------------------------------------------
    (a)        (b)      (c)      (d)         (e)           (f)          (g)          (h)         (i)
---------------------------------------------------------------------------------------------------------
                                                       Restricted    Securities
  Name and                              Other Annual      Stock      Underlying     LTIP      All Other
 Principle            Salary    Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
  Position     Year     ($)      ($)         ($)           ($)          (#)    P     ($)         ($)
---------------------------------------------------------------------------------------------------------
John Thatch,                                           10% of all   Stock option             Per month:
 Pres./CEO     2000   140,000              10,000      issued       to be                    500 medical
                                          expenses     common       determined               500 car
                                                       stock        by Board                 250 celphone
---------------------------------------------------------------------------------------------------------

Director Compensation
No Director is specially compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

Employment Agreements
NMMI has one written employment agreement,  John Thatch,  President and CEO, see
Item 12, below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of our common stock as of the date of this filing by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of filing this document have been included in the table.

Name and Address                Amount and Nature          Percent of Class (1)
of Beneficial                   of Beneficial
Owner                           Ownership
----------------------          -----------------          ---------------------
John Thatch                           500,000                        7%
President/CEO
and Director

Investment Management               1,576,416                       22%
of America, Inc.(2)(3)

Troy Lowrie                           450,000                        6%
(Resigned)(4)
Less than 5%

Officers and Directors                500,000                        7%
(John "JT" Thatch)

(1) Based upon June 30, 2001 shareholder list, 7,116,863 outstanding shares of common stock.
(2) Gerald Parker, Andrew Badolato and Antonio Gomes are officers, directors and majority shareholders in Investment Management of America, Inc. and were officers and directors of NMMI.
(3) Does not include 3,000,000 shares of Series A Preferred stock that were traded with NMMI for 600,000 post-split shares of common stock immediately after the SB-2 registration.
(4) Mr. Troy Lowrie was the past president and director of PMC which was merged into New Millennium.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was originally incorporated April 21, 1998 in Colorado under the name New Millennium Media International, Inc. April 30, 1998 Progressive Mailer Corp., a Florida corporation, merged into NMMI. August 31, 1999 NMMI acquired Unergi, Inc., a Nevada corporation, ("Unergi") The Unergi acquisition was to obtain certain goodwill; after this acquisition Unergi was liquidated. The valuation was determined by, in part, NMMI stock and certain debt. This was a forward acquisition with the surviving company being NMMI. Unergy shareholders received 70% of NMMI shares. As a part of this merger, two founders and major shareholders of Unergi, Mark Western and Cole Leary, were to receive a total of 3,000,000 shares of NMMI restricted common stock. In anticipation of a buy-back of these shares from the two individuals, NMMI conveyed the shares intended for these two individuals to another individual. NMMI failed to consummate the buy-back of these shares from the two individuals and consequently found it necessary to acquire 3,000,000 shares of restricted common stock to satisfy the obligation to the two individuals. Toward this objective NMMI exchanged with Investment Management of America, Inc. (hereafter "IMA") 3,000,000 shares of NMMI's Series A Preferred stock for 3,000,000 shares of common stock owned by IMA with the understanding that the 3,000,000 shares of Series A Preferred stock will be granted voting rights and be convertible on a 1:1 ratio for shares of registered common stock which common stock were included in the SB-2 registration statement. The re-exchange of these shares has occurred and NMMI replaced the 3,000,000 IMA Series A Preferred shares with 3,000,000 shares of common stock. These transactions occurred pre-split and the 3,000,000 shares of common stock are pre-split. The post-split amount is 600,000 shares of common stock that were included in the SB-2 registration.

On November 2, 1999 NMMI signed an executive employment contract with John Thatch employing that individual as President and Chief Executive Officer for three years with a salary of $140,000 for the first year and $120,000 for the second and third years. As an inducement to encourage the executive to become employed with NMMI, it was in the best interest of NMMI to include in the employment package a provision in the executive employment contract giving John Thatch the option to purchase, at a price of par value, 10% of any and all additionally authorized and issued shares of stock. To date John Thatch has not exercised any rights under this option.

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

October 24, 2001                        New Millennium Media International, Inc.


                                        By: /s/
                                            ------------------------------------
                                              John "JT" Thatch, President/CEO

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


Richard J. Fuller, CPA, PA
Clearwater, Florida

March 20, 2001

                     NEW MILLENNIUM MEDIA INTERNATIONAL, INC

                                 BALANCE SHEETS

                     December 31, 1999 and December 31, 2000

                                                                            2000
                                                           1999          (RESTATED)
                                                       ------------     ------------
ASSETS

Current Assets
     Cash                                              $      2,063     $         --
     Accounts receivable                                         --           16,636
     Inventories                                            548,862            3,255
     Prepaid expenses                                            --            9,096
                                                       ------------     ------------
          Total Current Assets                              550,925           28,987
                                                       ------------     ------------

Furniture and Equipment
     Furniture, fixtures and equipment,net                    3,964          924,148
                                                       ------------     ------------

Other Asssets
     Goodwill, net                                          655,007          610,301
     Other intangibles                                          417               --
                                                       ------------     ------------
          Total Other Assets                                655,424          610,301
                                                       ------------     ------------

                                                       $  1,210,313     $  1,563,436
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                                  $     85,235     $     81,556
     Accrued expenses payable                               129,289           73,562
     Related payables                                     1,596,012          658,110
                                                       ------------     ------------

          Total Current Liabilities                       1,810,536          813,228
                                                       ------------     ------------

Long-term Liabilities                                            --               --

Stockholders' (Deficit) Equity

     Common stock, par value $.001; 25,000,000
          and 75,000,000 shares authorized,
          24,099,881 and 28,440,614 shares issued
          and outstanding, respectively,
          1999 and 2000                                      24,100           28,451
     Common stock warrants (1,000,000 issued and
          outstanding; exercisable at $.30 expiring
          March 21, 2005)                                        --           57,200
     Preferred stock, par value $.001; shares
          authorized, 10,000,000 no shares issued
          and outstanding                                        --               --
     Additional paid in capital                             448,991        2,746,684
     Deficit                                             (1,073,314)      (2,082,127)
                                                       ------------     ------------
          Total Stockholders' (Deficit) Equity             (600,223)         750,208
                                                       ------------     ------------
                                                       $  1,210,313     $  1,563,436
                                                       ============     ============

                     NEW MILLENNIUM MEDIA INTERNATIONAL, INC

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                       2000
                                                      1999          (Restated)
                                                  ------------     ------------

Income                                            $     49,176     $    149,400

Costs and Expenses:
     General and administrative                   $    141,847     $    798,732
     General and administrative -related               234,860          155,000
     Interest expense - related                         95,382           63,587
     Depreciation and amortization                      23,072          140,894
                                                  ------------     ------------
          Total costs and expenses                     495,161        1,158,213
                                                  ------------     ------------
Loss from Operations                                  (445,985)      (1,008,813)
                                                  ------------     ------------
Net Loss                                          $   (445,985)    $ (1,008,813)
                                                  ============     ============
Basic and Diluted Loss Per Common Share           $      (0.03)    $      (0.04)
                                                  ============     ============
Weighted average common shares outstanding          15,559,940       26,275,250
                                                  ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000

                                                      COMMON STOCK            COMMON     ADDITIONAL                     TOTAL
                                                ------------------------      STOCK      PAID - IN                  STOCKHOLDERS'
                                                  SHARES        AMOUNT       WARRANTS     CAPITAL       DEFICIT         EQUITY
                                                ----------    ----------    ----------   ----------   ------------    ----------

Balance, January 1, 1999                         7,020,000    $    7,020    $        0   $  403,115   $   (627,329)   $ (217,194)
                                                ----------    ----------    ----------   ----------   ------------    ----------

Fair value of shares issued to Unergi           16,566,667        16,567                         --             --        16,567

Shares issued for cash                             513,214           513                     45,876             --        46,389

Net loss for the period ended
     December 31, 1999                                  --            --            --           --       (445,985)     (445,985)
                                                ----------    ----------    ----------   ----------   ------------    ----------

Balance, December 31, 1999                      24,099,881    $   24,100    $        0   $  448,991   $ (1,073,314)   $ (600,223)

Fair value of shares issued for services
     to officers - net of rescission            (1,020,419)        (1020)                     3,520             --         2,500

Fair value of 1,000,000 warrants
     issued to investment bankers                       --            --        57,200           --             --        57,200

Shares issued:
     Fair value of stock issued in settlement
          of debt to stockholders/officers
          in accordance with FASB 123            3,641,152         3,641                  1,487,403             --     1,491,044
     Fair value of equipment (LED truck
          $450,000) net of debt ($107,000)         200,000           200                    342,800             --       343,000
     Fair value of stock issued for goodwill
          of Scovel Management, Inc.               500,000           500                                        --           500
     Proceeds of stock issued for cash           1,030,000         1,030                    463,970             --       465,000

Net loss for the period ended
     December 31, 2000                                  --            --            --           --     (1,008,813)   (1,008,813)
                                                ----------    ----------    ----------   ----------   ------------    ----------

Balance, December 31, 2000 - (Restated)         28,450,614    $   28,451    $   57,200   $2,746,684   $ (2,082,127)   $  750,208
                                                ==========    ==========    ==========   ==========   ============    ==========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                                          2000
                                                                                         1999          (RESTATED)
                                                                                     ------------     ------------

Cash Flows from Operating Activities:
     Net income (loss)                                                               $   (445,985)    $ (1,008,813)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                    23,072          140,894
          Fair value of shares issued for services of officers - net of recission              --            2,500
          Fair value of warrants issued to investment bankers                                  --           57,200
          Loss on disposition of fixed assets                                               5,891               --
          (Increase) decrease in accounts receivable                                           --          (16,636)
          (Increase) decrease in inventories                                              (66,946)            (124)
          (Increase) decrease in prepaid expenses                                              --           (9,096)
          Increase (decrease) in accounts payable and accrued expenses                    139,337          (41,934)
          Increase (decrease) in related parties payable                                  296,033          428,918
                                                                                     ------------     ------------
          Net cash provided by (used in) operating activities                             (48,598)        (447,091)
                                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                                         (2,539)         (19,972)
                                                                                     ------------     ------------
               Net provided by (used in) investing activities                              (2,539)         (19,972)
                                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock transactions                                               46,389          465,000
                                                                                     ------------     ------------
          Net cash provided by (used in) financing activities                              46,389          465,000
                                                                                     ------------     ------------
Increase (Decrease) in cash and cash equivalents                                     $     (4,748)    $     (2,063)

Cash and cash equivalents at beginning of period                                            6,811            2,063
                                                                                     ------------     ------------
Cash and cash equivalents at end of period                                           $      2,063     $         --
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                                                    --               --

     Cash paid during the year for income taxes                                                --               --

     Supplemental schedule of noncash  investing and financing activities:
          Fair value of common stock (500,000 shares) issued for
            goodwill of Scovel Management, Inc.                                      $         --     $        500
          Fair value of common stock (16,566,667 shares) issued for goodwill
            of Unergi, Inc. ($677,594 net of debt assumed of $661,027)                     16,567               --
          Fair value of equipment (LED truck, $450,000 net of debt
            assumed of $107,000; 200,000 common stock shares issued)                           --          343,000
          Fair value of common stock (3,641,152 shares )issued in settlement
            of related party debt based upon debt of $1,491,044                                --        1,491,044

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

Nature of Business
------------------
The Company is in the business of developing and marketing advertising space in special movable advertising display machines and LED display boards. The Company provides two types of visual advertising including movable display boards and LED display boards. NMMI sells advertising space while retaining ownership of the boards.

The Company is no longer considered to be in the development stage for 2000. In prior years, the Company had been in the development stage.

Basis of presentation
---------------------
The financial statements have been prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Revenues are earned when services have been performed and advertising equipment has been leased to customers during a period of time in which services have been rendered, the price for services is fixed and determinable and collectibility is reasonably assured.

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

     Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The Company classifies the excess of the purchase price, including estimated fees and expenses related to the merger, over the net assets acquired as goodwill. The estimated fair values and useful lives of assets acquired and liabilities assumed are based on a preliminary valuation and are subject to final valuation adjustments which may cause some of the intangibles to be amortized over a shorter life than the goodwill amortization period of 15 years.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

Inventories
-----------
Inventories consist primarily of supplies related to advertising machines and are carried at the lower of cost (first-in, first-out) or market. Once the
advertising   machines  are   available   for  rental  and  placed  in  service,
depreciation is recognized. During the year, the advertising machines of $545,483 included in inventory for 1999 were removed from inventory and made available for lease. When placed in boards available for lease, they are no longer included in inventories. Starting in 2000, the Company's policy is to lease all boards and they are included in furniture, fixtures and equipment.

Furniture and equipment
-----------------------
Furniture   and  equipment  is  stated  at  cost  and   depreciated   using  the
straight-line method, over the estimated useful lives of five to seven years.

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Cash Equivalents
----------------
The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

2.   Furniture, fixtures and equipment
     ---------------------------------
Furniture, fixtures and equipment is summarized as follows:

                                                     1999              2000
                                                 ------------      ------------

Boards available for lease                       $         --      $    545,483
Equipment                                                  --           468,730
Furniture & fixtures                                    4,249             5,490
                                                 ------------      ------------
                                                        4,249         1,019,703
Less accumulated depreciation                            (285)          (95,555)
                                                 ------------      ------------
          Net                                    $      3,964      $    924,148
                                                 ============      ============

During the year 2000, the advertising boards became available for lease. In 1999, the boards available for lease had been included in inventory.

3.   Goodwill
     ---------
On August 31, 1999 the Company acquired all the outstanding stock of Unergi, Inc. The acquisition was accounted for as a purchase. Consideration for the purchase was the issuance of 16,566,667 shares of $.001 par value stock of the Company and the assumption of debt in the amount of $661,027. Because the assets acquired consisted of certain intangible contracts, management assigned an amount to the intangibles as goodwill based upon the debt assumed and the fair value of common stock at $16,567 based upon par value. The purchase price exceeded the fair value of the net assets acquired by $677,594 that has been recorded as goodwill in accordance with FASB No. 123.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

On March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel Management, Inc. in exchange for 500,000 shares of the Company in order to obtain services of an officer valued at $500 in accordance with FASB No. 123 being the fair value of services received equivalent to par value of stock.

     Goodwill consists of the following:

                                                            1999        2000
                                                         ----------  ----------
     Goodwill in connection with acquisition of

     Fair value of stock in exchange for Unergi,
     Inc. accounted for as a purchase with
     16,566,667 common shares issued at $.001
     par value given limited trading and
     marketability of approximately 70% of stock
     ($16,667) and the assumption of debt of
     $660,927                                            $  677,594  $  677,594

     Fair value of stock in exchange for Scovel
     Management, Inc. accounted for as a
     purchase with 500,000 common shares
     issued at $.001 par value given limited
     trading value of stock and agreed upon
     value of shell company (Scovel) whose
     Intangible value included listing on OTC BB                 --         500
                                                         ----------  ----------
                                                            677,594     678,094
     Less accumulated amortization                          (22,587)    (67,793)
                                                         ----------  ----------
          Net                                            $  655,007  $  610,301
                                                         ==========  ==========

All assets were intangible with goodwill providing value in accordance with APB No. 16 amortized over 15 years.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

4.   Related party transactions
     --------------------------
Related party payables consists of the following:

                                                            1999        2000
                                                         ----------  ----------

     Note due stockholder/former officer at 10%          $  641,152  $       --

     Accounts payable to stockholders,
     non-interest bearing                                   954,860     249,860

     $100,000 convertible note payable, with
     interest accrued @10%, (convertible $1.00
     of debt into common stock)                                  --     102,500

     $125,000 convertible note payable, with
     interest accrued @ 15%, secured by
     equipment (convertible $1.00 of debt into
     common stock)                                               --     143,750

     $162,000 convertible note payable, with
     interest accrued @ 8%, to officer/stockholder
     (convertible $.10 of debt into preferred
     stock)                                                      --     162,000
                                                         ----------  ----------
                                                         $1,596,012  $  658,110
                                                         ==========  ==========

During the year, the Company issued common stock at fair value in settlement of certain debt to stockholders and former officer. Fair value of stock issued was valued at book value of the debt relieved plus accrued interest. The settlement of certain debt to stockholder/officer was 641,152 shares in the amount of $795,356 including accrued interest of $92,573 and fair value of 670,000 shares to stockholders in the amount of $695,688 including settlement charges subsequent to 1999 of $25,688 for a total of $1,491,044. Currently, the Company disputes a payable to a prior officer but has recognized the debt for financial statement purposes in the amount of $249,860. Also, during the year, the Company was successful in a lawsuit against prior officers of the Company to rescind 3,520,419 shares. No gain or loss was recognized on this rescission and the Company issued 2,500,000 shares to its present officer/director. Fair value of the common stock issued has been reported net of rescission under FASB 123.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

5.   Income Taxes
     ------------
The Company has available net operating loss carryforwards of $1,950,000 that expire through 2020.

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
                                                         ==========  ==========

6.   Equity Transactions
     -------------------
On August 31, 1999, pursuant to an Agreement and Plan of merger, the Company acquired all the issued and outstanding stock of Unergi, Inc. (a Nevada company) in exchange for fair value of 16,566,667 shares of the Company's $.001 par value common stock. Unergi was liquidated and the goodwill of $677,594 was capitalized and amortized over 15 years.

On March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel Management, Inc. (a Delaware company) office in the amount of $500 in exchange for fair value of 500,000 shares of the Company.

On May 19, 2000, the Company entered into an agreement with Swartz Private Equity (Swartz) to provide an equity line of up to $25,000,000 during the three-year period following the effective date of September 28, 2000 of the registration statement covering the Swartz Agreement. The Company may sell stock to Swartz under a "put right". The Company is required to issue and deliver to Swartz "additional warrants" to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in each applicable put. Each "additional warrant" will be exercisable at a price that will initially equal 110% of the market price for that put and thereafter may be reset every six months. The warrants are immediately exercisable and have a term expiring 5 years thereafter. Certain provisions of the Agreement provide that Swartz shall receive the "additional" warrants so that the sum of "commitment warrants" and "additional warrants" may equal up to 4.0% of the fully diluted shares of the Company's common stock. As part of this agreement, the Company has issued 1,000,000 initial "commitment warrants", expiring March 21, 2005 to purchase 1,000,000 shares of the Company's common stock. The initial exercise price of these "commitment warrants" is $.30. Utilizing the Black Scholes formula, assuming a 5-year life, no expected dividends, volatility of 35% and interest rate of 6%, the Company determined that the fair value

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Equity Transactions - Cont'd
----------------------------

of commitment warrants issued to be $57,200 that is charged to expense in 2000.

7.   Stock options and warrants
     --------------------------
On June 26, 2000, the Company's Board of Directors adopted the New Millennium Media International, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO's) to any employee who has been employed by the Company for a continuous period of at least six months, any director or consultant to the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 3,000,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSO's granted under the Plan have a maximum duration of 10 years. As of December 31, 2000, no options have been granted under the Plan.

Also, in February 2000, the Company issued options to purchase 500,000 shares at $1.00 expiring in two years and in March 2000, the Company issued options to purchase 100,000 shares at $2.25 expiring in two years. Utilizing the Black Scholes formula, the Company has determined that the fair value of these options granted has no effect on loss or loss per share.

8.   Restatement Information
     -----------------------

Information concerning restatement of net loss:

                                                                        2000
                                                                     ----------

     Fair value of common stock warrants
     (1,000,000 issued and outstanding;
     exercisable at $.30 expiring
     March 21, 2005                                                  $   57,200

     Common stock, 10,000 shares subscribed
     at $.50 per share not previously reported                            5,000
                                                                     ----------
     Net Increase in loss previously reported                        $   62,200
                                                                     ==========