Form 10QSB/A
period 2001-06-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-10-26
CIK 1108967

As filed with the Securities and Exchange Commission on October 24, 2001 Registration No. _______________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                     Amended

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2001
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

                              Yes  X    No
                                  ---       ---

As of June 30, 2001 there were 7,116,863 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I    Financial Information ...........................................    5
              Financial Statements ........................................    5
              Condensed Balance Sheet .....................................    5
              Condensed Statement of Operations ...........................    6
              Condensed Statement of Cash Flows ...........................    7
              Notes to the Condensed Financial Statements .................    8
              Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..........    9
              Overview ....................................................    9
              Liquidity and Capital Resources .............................    9
              Results of Operations .......................................   10
              General and Administrative ..................................   11
              Net Loss ....................................................   11
              Trends and Events ...........................................   11
              Quantitative and Qualitative Disclosures
              About Market Risk ...........................................   12
Part II   Other Information ...............................................   12
              Legal Proceedings ...........................................   12
              Changes in Securities and Use of Proceeds ...................   12
              Common Stock ................................................   12
              Defaults Upon Senior Securities .............................   13
              Submission of Matters to a Vote of Security Holders .........   13
              Other Information ...........................................   13
              Exhibits and Reports on Form 8-K ............................   13
Signatures ................................................................   13

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             CONDENSED BALANCE SHEET

                                                                                  June 30,       December 31,
                                                                                   2001             2000
                                                                                (Unaudited)        (Audited)
                                                                                 (Restated)       (Restated)
                                                                                ------------     ------------
ASSETS

Current Assets
     Cash                                                                       $     18,288     $         --
     Accounts Receivable                                                             131,575           16,636
     Inventories                                                                       3,255            3,255
     Prepaid Assets                                                                   10,972            9,096
                                                                                ------------     ------------
          Total Current Assets                                                       164,090           28,987
                                                                                ------------     ------------
Furniture and Equipment-Net                                                          887,279          924,148
                                                                                ------------     ------------

Other Assets
     Other Assets                                                                         --               --
     Goodwill, net of accumulated amortization
       of $90,389 and $67,793, respectively, 2001 and 2000                           587,705          610,301
                                                                                ------------     ------------
          Total Other Assets                                                         587,705          610,301
                                                                                ------------     ------------
                                                                                $  1,639,074     $  1,563,436
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                      $    186,148     $    155,118
     Notes payable                                                                   250,000               --
     Related payables                                                                753,996          658,110
                                                                                ------------     ------------
          Total Current Liabilities                                                1,190,144          813,228
                                                                                ------------     ------------

Long-term Liabilities                                                                     --               --

Stockholders' Equity
     Common stock, par value $.001; 15,000,000 (restated - see note 3)
          shares authorized; 7,116,863 and 5,688,123 (restated - see note 3)
          shares issued and outstanding, respectively, 2001 and 2000                   7,117            5,690
     Common stock warrants (200,000 issued and outstanding; exercisable
          at $1.50 expiring March 21, 2005) (restated - see note 3)                   57,200           57,200
     Preferred stock, par value $.001; shares authorized, 10,000,000
          no shares issued and outstanding                                                --               --
     Additional paid in capital                                                    3,782,703        2,769,445
     Accumulated Deficit                                                          (2,523,090)      (2,082,127)
                                                                                ------------     ------------
                                                                                   1,323,930          750,208
     Less common stock subscribed                                                   (875,000)              --
                                                                                ------------     ------------
          Total Stockholders' Equity                                                 448,930          750,208
                                                                                ------------     ------------
                                                                                $  1,639,074     $  1,563,436
                                                                                ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the          For the          For the          For the
                                                   Quarter          Quarter         Six Months       Six Months
                                                    Ended            Ended            Ended            Ended
                                                   6/30/01          6/30/00          6/30/01          6/30/00
                                                  (Restated)       (Restated)       (Restated)       (Restated)
                                                 ------------     ------------     ------------     ------------

Income                                           $     74,991     $      1,044     $    218,741     $      1,044

Costs and Expenses:
     General and administrative                  $    309,091     $    256,712     $    562,729     $    358,589
     Interest expense                                  15,559           16,000           26,743           32,000
     Depreciation and amortization                     35,116            6,068           70,232           12,066
                                                 ------------     ------------     ------------     ------------
          Total costs and expenses                    359,766          278,780          659,704          402,655
                                                 ------------     ------------     ------------     ------------
Loss from Operations                                 (284,775)        (277,736)        (440,963)        (401,611)
                                                 ------------     ------------     ------------     ------------
Net Loss                                         $   (284,775)    $   (277,736)    $   (440,963)    $   (401,611)
                                                 ============     ============     ============     ============
Basic and Fully Diluted Loss Per Common Share    $     (0.043)    $     (0.060)    $     (0.069)    $     (0.085)
                                                 ============     ============     ============     ============
Weighted Average Number of Shares Outstanding       6,556,863        4,615,892        6,403,493        4,717,934
                                                 ============     ============     ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  For the        For the        For the        For the
                                                                  Quarter        Quarter       Six Months     Six Months
                                                                   Ended          Ended          Ended          Ended
                                                                  6/30/01        6/30/00        6/30/01        6/30/00
                                                                 (Restated)     (Restated)     (Restated)     (Restated)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ (284,775)    $ (277,736)    $ (440,963)    $ (401,611)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                              35,116          6,068         70,232         12,066
          Fair value of shares issued for services                   25,000             --         76,685          2,500
          Fair value of warrants issued to investment bankers            --         57,200             --         57,200
          (Increase) decrease in accounts receivable                (38,706)            --       (114,939)            --
          (Increase) decrease in inventories                             --             --             --        (18,750)
          (Increase) decrease in prepaid expenses                    (1,876)        (1,215)        (1,876)        (6,215)
          Increase (decrease) in accounts payable
               and accrued expenses                                  36,464         42,772         79,916         12,374
          Increase (decrease) in related party payables
                                                                 ----------     ----------     ----------     ----------
          Net cash provided by (used in) operating activities      (228,777)      (172,911)      (330,945)      (342,436)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (6,062)        (1,626)       (10,767)        (5,083)
                                                                 ----------     ----------     ----------     ----------
          Net provided by (used in) investing activities             (6,062)        (1,626)       (10,767)        (5,083)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes payable - Related                         250,000             --        310,000         15,000
      Proceeds from common stock transactions                            --         19,000         50,000        460,000
                                                                 ----------     ----------     ----------     ----------
         Net cash provided by (used in) financing activities        250,000         19,000        360,000        475,000
                                                                 ----------     ----------     ----------     ----------

Increase (Decrease) in cash and cash equivalents                 $   15,161     $ (155,537)    $   18,288     $  127,481

Cash and cash equivalents at beginning of period                      3,127        285,081             --          2,063
                                                                 ----------     ----------     ----------     ----------

Cash and cash equivalents at end of period                       $   18,288     $  129,544     $   18,288     $  129,544
                                                                 ==========     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                              --             --             --             --

     Cash paid during the year for income taxes                          --             --             --             --

     Supplemental schedule of noncash  investing
       and financing activities:
         Fair value of shares issued (500,000 shares)
          for goodwill of Scovel Management, Inc.                $       --     $       --     $       --     $      500
         Fair value of shares issued (20,000 shares)
          for amounts previously owed to secretary/treasurer         13,000             --         13,000             --

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

     On June 4, 2001, the Company issued and held stock for consulting services to be rendered to the Company (500,000 shares at $1.00 and 500,000 shares at $.75).

4.   Restatement information
     -----------------------

Fair value of shares issued as indicated in accordance with FASB No. 123 as restated consists of:

                                                                          AMOUNT - RESTATED
                                                            --------------------------------------------
                                                               QUARTER ENDED          SIX MONTHS ENDED
                                                 NO. OF     --------------------    --------------------
DESCRIPTION                                      SHARES     6/30/01     6/30/00     6/30/01     6/30/00
--------------------------------------------    --------    --------    --------    --------    --------
Shares issued to John D. Thatch for $.005
  per share in consideration of accepting
  officer/stockholder employment - net
  of rescission                                  500,000    $     --    $     --    $     --    $  2,500

Shares issued to San Rafael Consulting Group
  for $.25 per share for consulting services         600          --          --         150          --

Shares issued to E-Vision LED Inc. for $.25
  per share for consulting services                6,140          --          --       1,535          --

Shares issued to Tim Daley for $.25
  per share for consulting services              200,000          --          --      50,000          --

Shares issued to Ray Oliver for $.25
  per share for consulting services              100,000      25,000          --      25,000          --

                                                --------    --------    --------    --------    --------
                                                 806,740    $ 25,000    $     --    $ 76,685    $  2,500
                                                ========    ========    ========    ========    ========

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

Our cash and cash equivalents were $129,544 at the six months ending June 30, 2000 compared to $18,288 for the same period in 2001, a decrease of $111,256. Generally, the Company has been funded by proceeds from common stock transactions that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from common stock transfers in the future.

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

Our net loss has not changed dramatically from the first six months of 2000 ($401,611) to the same period of 2001 ($440,963), an increase of 9.8%. These same two comparative terms show a 3.36% decrease in Net Cash Used in Operating Activities, from $342,436 to $330,945. Management feels that this is the result of a increase in net operating loss with an increase in accounts receivable of $114,939 net of an increase in payables of $78,040 in 2001. It is further felt that these two contributing factors are a direct consequence of a steady increase in business activity, i. e., as the business increases so do the receivables and payables. The increased business activity are the result of a steady increase in the number of events for which the mobile LED display unit is being booked as well as the increase in the number of display boards being placed which, in turn, increases the amount of artwork being produced by the Company graphic arts department. These three units of the Company, display boards, LED screens and graphic arts, are the revenue producing elements. Although this is an apparent positive trend, there is uncertainty as to the longevity of this trend. Maintaining this trend is necessary for the Company's short-term as well as long-term internal liquidity. Management feels that the receivables are collectable, it is anticipated that the receivables will "roll-over" monthly or bi-monthly. Some leniency has been afforded new advertising accounts to boost the initial advertising sales. By the same token, management feels that the increase in accounts payable are too the direct result of additional business and that the payables will continue to "roll-over" monthly or bi-monthly.

We have incurred recurring operating losses and negative cash flows from operating activities and have little working capital. Presently, there is no outstanding material commitment for capital expenditures. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure liquidity requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all. See section entitled "Swartz Investment Agreement", above, for further detail on this equity transaction.

RESULTS OF OPERATIONS
Income
The comparative revenue for the first six months of 2001 compared to the same period for 2000 shows an increase of $217,697. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that has been booked throughout these first six months nearly every weekend. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or a yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $52,379 for the second quarter comparison of 2000 and 2001 and an increase of $204,140 for the first six months of these two years. This increase is due primarily to the Company being operational.

Interest Expense
Interest Expense decreased by $5,257 for the first six months of 2001 compared to the same period of 2000. This interest expense decreased primarily as a result of the Company negotiating equity financing for debt transactions.

Depreciation and Amortization
Depreciation and amortization increased by $58,166 primarily as a result of advertising boards being available for lease. Previously, these boards were to be sold and not leased and included in inventory.

Total Costs and Expenses
The Total Costs and Expenses have increased by $80,986, an increase of 29.2% in the second quarter of 2001 when compared to the second quarter of 2000 and for the first six months of the two years compared, the increase was $257,049, a 63.8% increase. This is the effect of the Company depreciation and amortization increasing $29,048 and $58,166 primarily as a result of the boards and general and administrative expenses increasing $52,379 and $204,140 primarily because of being operational in comparative quarters and the six months ended, respectively.

Loss From Operations and Net Loss
The $39,352 increase in Loss from Operations for the first six months term of 2001 compared to 2000 is the effect of an increase in the total costs and expenses and the income. The total costs and expenses increased as did the income, only to a lesser extent (63.8%).

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share for the same comparative two quarters has decreased from $(0.060) to $(0.043), a comparative Basic Loss Per Common Share decrease of 28.3%. This loss per common share is a function of the Costs and Expenses versus Income. As stated above, a major portion of the Costs and Expenses are non-reoccurring start-up costs. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

TRENDS AND EVENTS
Over the past approximately three months we have been engaged in a slight change in our operations model primarily in that we have regained the marketing role in-house. Management feels that this is a positive change in that the Company now has total control of all marketing activities. The Company continues to allocate geographical areas to distributors who, in turn, focus on their respective areas.

The Company out grew it its leased office and warehouse space and has moved to new quarters that has sufficient space for growth. The new expanded warehouse area now has sufficient space to handily store the various type and size display boards as well as work area for refurbishing and repairs. When the mobile LED screen truck is not in use, it is placed in a specially built truck bay within the new warehouse area. An order has been placed for an additional LED mobile unit.

In the opinion of management, the cumulative effect of these events is a positive trend. Although there is no real assurance that this positive trend will continue; this trend is further reinforced by the 21% decrease in the Basic and Fully Diluted Loss Per Common Share.

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

July 6, 2001 100,000 shares of non-registered common stock were conveyed to Russell Wahl in consideration for a financial obligation owed to him and for further consideration for current consulting services being rendered in the nature of corporate operational and bookkeeping practices.

DEFAULTS UPON SENIOR SECURITIES.

None.

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

OTHER INFORMATION.

On July 30, 2001 the Company filed a Post Effective Amendment to Form SB-2 Registration Statement for Small Business Issuers that was filed September 13, 2000.

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

Signed and submitted this 24 day of October 2001.

                                        New Millennium Media International, Inc.
                                                      (Registrant)


                                        by: /s/
                                            ------------------------------------
                                                John Thatch as President/CEO