Form 10QSB
period 2001-09-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2001-11-16
CIK 1108967

As filed with the Securities and Exchange Commission on November 15, 2001 Registration No. ______________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                      For quarter ended September 30, 2001
                         Commission File Number 0-29195


                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

      Colorado                            (7310)                 84-1463284
      ---------------------------------------------------------------------
(State or jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)


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

                                 Yes [X] No [ ]

As of September 30, 2001 there were 8,181,861 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information..................................................3
        Item 1 Financial Statements ...........................................3
               Condensed Balance Sheet.........................................3
               Condensed Statement of Operations...............................4
               Condensed Statement of Cash Flows...............................5
               Notes to the Condensed Financial Statements.....................6
        Item 2 Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............8
               Overview........................................................8
               Liquidity and Capital Resources.................................8
               Results of Operations...........................................9
               General and Administrative.....................................10
               Net Loss.......................................................10
               Trends and Events..............................................10
        Item 3 Quantitative and Qualitative Disclosures
               About Market Risk..............................................11
Part II Other Information.....................................................11
        Item 1 Legal Proceedings..............................................11
        Item 2 Changes in Securities and Use of Proceeds......................11
               Common Stock Transferred.......................................11
               Warrants Issued................................................12
               Use of Proceeds................................................12
        Item 3 Defaults Upon Senior Securities................................13
        Item 4 Submission of Matters to a Vote of Security Holders............13
        Item 5 Other Information..............................................13
        Item 6 Exhibits and Reports on Form 8-K...............................13
Signatures....................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET

                                                                                        DECEMBER 31,
                                                                       SEPTEMBER 30,        2000
                                                                           2001          (AUDITED)
                                                                        (UNAUDITED)      (RESTATED)
                                                                       ------------     ------------
ASSETS
Current Assets:
        Cash                                                           $        202     $         --
        Accounts Receivable                                                  52,799           16,636
        Inventories                                                           3,255            3,255
        Prepaid Assets                                                       11,472            9,096
                                                                       ------------     ------------
            Total Current Assets                                             67,728           28,987
                                                                       ------------     ------------
Furniture and Equipment-Net                                               1,103,010          924,148
                                                                       ------------     ------------
Other Assets
        Other Assets                                                        110,304               --
        Goodwill, net of accumulated amortization of
           $101,687 and $67,793, respectively, 2001 and 2000                576,407          610,301
                                                                       ------------     ------------
            Total Other Assets                                              686,711          610,301
                                                                       ------------     ------------
                                                                       $  1,857,449     $  1,563,436
                                                                       ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts payable and accrued expenses                          $    109,897     $    155,118
        Notes payable                                                       417,422               --
        Related payables                                                    801,949          658,110
                                                                       ------------     ------------
            Total Current Liabilities                                     1,329,268          813,228
                                                                       ------------     ------------
Long-term Liabilities                                                            --               --
Stockholders' Equity
        Common stock, par value $.001; 15,000,000 shares
            authorized; 8,181,861 and 5,690,123 shares
            issued and outstanding, respectively, 2001 and 2000               8,182            5,690
        Common stock warrants; 242,274 issued and
            outstanding; exercisable at $1.50                                69,290           57,200
        Common stock options; 50,000 issued and outstanding;
            exercisable at $.005 per option                                   2,654               --
        Preferred stock, par value $.001; shares authorized,
            10,000,000 no shares issued and outstanding                          --               --
        Additional paid in capital                                        5,299,303        2,769,445
        Accumulated Deficit                                              (2,941,248)      (2,082,127)
                                                                       ------------     ------------
                                                                          2,438,181          750,208
        Less common stock subscribed                                     (1,910,000)              --
                                                                       ------------     ------------
            Total Stockholders' Equity                                      528,181          750,208
                                                                       ------------     ------------
                                                                       $  1,857,449     $  1,563,436
                                                                       ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE                          FOR THE
                                                    FOR THE          QUARTER         FOR THE         NINE MONTHS
                                                    QUARTER           ENDED         NINE MONTHS         ENDED
                                                     ENDED           9/30/00           ENDED           9/30/00
                                                    9/30/01        (RESTATED)         9/30/01        (RESTATED)
                                                 ------------     ------------     ------------     ------------
Income                                           $     10,441     $    101,820     $    229,182     $    102,864
Costs and Expenses:
       General and administrative                $    372,268     $    158,382     $    934,997     $    516,971
       Interest expense                                21,216           16,000           47,959           48,000
       Depreciation and amortization                   35,116           15,719          105,348           27,785
                                                 ------------     ------------     ------------     ------------
            Total costs and expenses                  428,600          190,101        1,088,304          592,756
                                                 ------------     ------------     ------------     ------------
Loss from Operations                                 (418,159)         (88,281)        (859,122)        (489,892)
                                                 ------------     ------------     ------------     ------------
Net Loss                                         $   (418,159)    $    (88,281)    $   (859,122)    $   (489,892)
                                                 ============     ============     ============     ============
Basic and Fully Diluted Loss Per Common Share    $     (0.055)    $     (0.019)    $     (0.124)    $     (0.104)
                                                 ============     ============     ============     ============

Weighted Average Number of Shares Outstanding       7,649,361        4,615,892        6,935,992        4,717,934
                                                 ============     ============     ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE                       FOR THE
                                                                         FOR THE        QUARTER        FOR THE      NINE MONTHS
                                                                         QUARTER         ENDED       NINE MONTHS       ENDED
                                                                          ENDED         9/30/00         ENDED         9/30/00
                                                                         9/30/01       (RESTATED)      9/30/01       (RESTATED)
                                                                        ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $ (418,159)    $  (88,281)    $ (859,122)    $ (489,892)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Depreciation and amortization                                    35,116         15,719        105,348         27,785
           Fair value of shares issued for services                         15,000             --         91,685          2,500
           Fair value of warrants / options issued for services             17,409             --         17,409         57,200
           (Increase) decrease in accounts receivable                       78,776        (39,704)       (36,163)       (39,704)
           (Increase) decrease in inventories                                   --         18,971             --            221
           (Increase) decrease in prepaid expenses                            (500)       (47,859)        (2,376)       (54,074)
           (Increase) decrease in other assets                            (110,304)            --       (110,304)            --
           Increase (decrease) in accounts payable                              --             --             --             --
               and accrued expenses                                        129,123         11,905        209,039         24,279
                                                                        ----------     ----------     ----------     ----------
               Net cash provided by (used in) operating activities        (253,539)      (129,249)      (584,484)      (471,685)
                                                                        ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                           (239,547)          (295)      (250,314)        (5,378)
                                                                        ----------     ----------     ----------     ----------
           Net provided by (used in) investing activities                 (239,547)          (295)      (250,314)        (5,378)
                                                                        ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable - Related                                10,000             --        320,000         15,000
       Proceeds from common stock transactions                             465,000             --        515,000        460,000
                                                                        ----------     ----------     ----------     ----------
           Net cash provided by (used in) financing activities             475,000             --        835,000        475,000
                                                                        ----------     ----------     ----------     ----------
Increase (Decrease) in cash and cash equivalents                        $  (18,086)    $ (129,544)    $      202     $   (2,063)
Cash and cash equivalents at beginning of period                            18,288        129,544             --          2,063
                                                                        ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period                              $      202     $       --     $      202     $       --
                                                                        ==========     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                      --             --             --             --
    Cash paid during the year for income taxes                                  --             --             --             --
    Supplemental schedule of noncash  investing
       and financing activities:
           Fair value of shares issued (500,000 shares) for goodwill
            of Scovel Management, Inc.                                  $       --     $       --     $       --     $      500
           Fair value of shares issued (20,000 shares)
               for amounts previously owed to secretary/treasurer           13,000             --         13,000             --
           Fair value of equipment (LED truck, $450,000 net of debt
               assumed of $107,000; 200,000 common stock shares)                --             --             --        343,000

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Basis of Presentation
     --------------------------------------
In the opinion of management, all adjustments necessary to a fair statement of the results for the unaudited three and nine month periods have been made. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including Rule 301(b) of Regulation SB and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

On June 4, 2001, the Company issued and held stock for consulting services to be rendered to the Company (500,000 shares at $1.00 and 500,000 shares at $.75). As of September 30, 2001 $410,000 remains. Also on July 12, 2001, the Company issued and held 1,000,000 shares to its' investment banker, Swartz Private Equity at $1.50 per share.

4.   Fair value information
     ----------------------
Fair value of shares issued as indicated in accordance with FASB No. 123 as restated consists of:

                                                         NO. OF        QUARTER ENDED         NINE MONTHS ENDED
                                                                    --------------------    --------------------
DESCRIPTION                                              SHARES     9/30/01     9/30/00     9/30/01     9/30/00
-----------------------------------------------------   --------    --------    --------    --------    --------
Shares issued to John D. Thatch for $.005
    per share in consideration of accepting officer/
    stockholder employment - net of rescission           500,000    $     --    $     --    $     --    $  2,500
Shares issued to San Rafael Consulting Group
    for $.25 per share for consulting services               600          --          --         150          --
Shares issued to E-Vision LED Inc. for $.25
    per share for consulting services                      6,140          --          --       1,535          --
Shares issued to Tim Daley for $.25
    per share for consulting services                    200,000          --          --      50,000          --
Shares issued to Ray Oliver for $.25
    per share for consulting services                    100,000          --          --      25,000          --
Shares issued to Joseph Maenza for consideration
    of extension of payment at $1.00                      15,000      15,000                  15,000
                                                                    --------    --------    --------    --------

                                                                    $ 15,000    $     --    $ 91,685    $  2,500
                                                                    ========    ========    ========    ========

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

Our cash and cash equivalents were $202 at the nine months ending September 30, 2001 compared to $ - 0 - for the same period in 2000. Generally, the Company has been funded by proceeds from borrowings and common stock transactions that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from borrowings and common stock transfers in the future.

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

Our net loss has increased from the first nine months of 2000 ($489,892) to the same period of 2001 ($859,122), an increase of 75.4%. These same two comparative terms show a 23.9% increase in Net Cash Used in Operating Activities, from $471,685 to $584,484. Management feels that this is the result of a increase in net operating loss with an decrease in accounts receivable of $36,163 net of an increase in payables of $209,039 in 2001. It is further felt that these two contributing factors are a direct consequence of a steady increase in business activity, i. e., as the business increases so do the receivables and payables. The increased business activity are the result of a steady increase in the number of events for which the mobile LED display unit is being booked as well as the increase in the number of display boards being placed which, in turn, increases the amount of artwork being produced by the Company graphic arts department. These three units of the Company, display boards, LED screens and graphic arts, are the revenue producing elements. Although this is an apparent positive trend, there is uncertainty as to the longevity of this trend. Maintaining this trend is necessary for the Company's short-term as well as long-term internal liquidity. Management feels that the receivables are collectable, it is anticipated that the receivables will "roll-over" monthly or bi-monthly. Some leniency has been afforded new advertising accounts to boost the initial advertising sales. By the same token, management feels that the increase in accounts payable are too the direct result of additional business and that the payables will continue to "roll-over" monthly or bi-monthly.

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

RESULTS OF OPERATIONS
Income
The comparative revenue for the first nine months of 2001 compared to the same period for 2000 shows an increase of $126,318. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that has been booked throughout these first nine months nearly every weekend. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or a yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $213,886 for the third quarter comparison of 2000 and 2001 and an increase of $418,026 for the first nine months of these two years. This increase is due primarily to the Company being operational.

Interest Expense
Interest Expense decreased by $41 for the first nine months of 2001 compared to the same period of 2000. This interest expense decreased primarily as a result of the Company negotiating equity financing for debt transactions.

Depreciation and Amortization
Depreciation and amortization increased by $77,563 primarily as a result of advertising boards being available for lease. Previously, these boards were to be sold and not leased and included in inventory.

Total Costs and Expenses
The Total Costs and Expenses have increased by $238,499, an increase of 125.5% in the third quarter of 2001 when compared to the third quarter of 2000 and for the first nine months of the two years compared, the increase was $495,548, a 83.6% increase. This is the effect of the Company depreciation and amortization increasing $19,397 and $77,563 primarily as a result of the boards and general and administrative expenses increasing $213,886 and $418,026 primarily because of being operational in comparative quarters and the nine months ended, respectively.

Loss From Operations and Net Loss
The $369,230 increase in Loss from Operations for the first nine months term of 2001 compared to 2000 is the effect of an increase in the total costs and expenses and the income. The total costs and expenses increased as did the income, only to a lesser extent (83.6%).

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share for the same comparative three quarters has increased from $(0.019) to $(0.055), a comparative Basic Loss Per Common Share decrease of 189.5%. This loss per common share is a function of the Costs and Expenses versus Income. As stated above, a major portion of the Costs and Expenses are non-reoccurring start-up costs. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

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

In the opinion of management, the cumulative effect of these events is a positive trend. Although there is no real assurance that this positive trend will continue; this trend is further reinforced by the 189.5% decrease in the Basic and Fully Diluted Loss Per Common Share.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. January 24, 2001 the parties agreed to a settlement by making periodic payments. This settlement is recognized as a liability of the Company, see the financial statements attached hereto.

The Company is a defendant in a lawsuit filed on or about August 14, 2001 in the Circuit Court of the state of Oregon for the county of Multnomah, case number 0108-08305. The plaintiff, Lawrence A. Locke, is suing NMMI, OTC Investor's Edge and New Millennium Media, Inc. and alleges the NMMI and New Millennium Media, Inc. contracted to and/or otherwise caused OTC Investor's Edge to send to the plaintiff unsolicited facsimile advertisement in violation of federal statutes. Plaintiff is seeking orders and/or judgments, accordingly, for class action status, damages and injunctive relief. New Millennium Media, Inc. is a wholly owned subsidiary of NMMI that was formed to facilitate the Unergi, Inc. merger and has never been operational and presently has no assets. NMMI's defense is that it has never had any contractual relationship with OTC Investor's Edge.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK TRANSFERRED
The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration regarding the following transfers to accredited investors because they did not involve a public offering.

July 6, 2001 NMMI transferred 100,000 shares of not registered common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for $50,000 plus accounting, bookkeeping and corporate operational consulting services. This consulting service is ongoing without further consideration and/or other remuneration to the consultant. The consultant was a shareholder of NMMI prior to the transfer.

July 12, 2001 NMMI issued, but has not yet delivered one million shares of registered common stock in the name of Swartz Private Equity, LLC in preparation for a series of "puts" pursuant to the terms of the Swartz equity line agreement; see above, Liquidity and Capital Resources. We have not yet drawn on any of this equity line.

August 9, 2001 NMMI transferred an aggregate of 50,000 shares of not registered common stock to seven Accredited Investors (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for their respective loans to NMMI of $250,000. The essential terms of the loan agreement are that NMMI will pay 5% per annum interest and if the loans are not repaid within 60 days, then for each $25,000 loaned to NMMI, NMMI shall transfer to the lender 5,000 shares of not registered common stock for $25. Because these shares are considered as partial interest payment, for accounting purposes they are valued at $2,654. Although the loans were made at different dates, the dates range from April 4, 2001 through June 14, 2001 and the issued shares are accounted for accordingly.

Pursuant to the terms of a lawsuit settlement agreement, 15,000 shares of not registered common stock were transferred on August 29, 2001 to Joseph Maenza, an accredited investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended), in partial settlement of the lawsuit described above in Item 1, Legal Proceedings. For this purpose, these shares were valued as $ 15,000.

WARRANTS ISSUED
March 21, 2000 NMMI issued to Swartz under the terms of the equity line, see above Liquidity and Capital Resources, warrants for the purchase of 200,000 shares of registered common stock, termed "Commitment Warrants" under the terms of the Swartz equity line Investment Agreement. These Commitment Warrants may be exercised anytime within 5 years at an exercise price of the lowest closing bid price for the 5 trading days immediately preceding March 6, 2000 with each six months reset provisions.

The Swartz Investment Agreement also provides that the sum of the number of the Commitment Warrants and the number of Additional Warrants issued to Swartz shall equal at least 4% of the number of fully diluted shares of common stock of NMMI that are outstanding. In an effort to remain in compliance with the Swartz agreement regarding shares issued subsequent to the execution of the Swartz agreement, on April 17, 2001 and on July 17, 2001 NMMI issued to Swartz 16,796 and 25,478 warrants, respectively. These Additional Warrants carry identical characteristics as the Commitment Warrants.

USE OF PROCEEDS
We intend to use the proceeds from these transactions for working capital and general corporate purposes, including acquisitions, funding anticipated operating losses, sales and marketing expenses, purchase of additional inventory, working capital and to fund payment obligations for contemplated acquisitions and corporate partnering arrangements. We reserve the right to vary the use of proceeds among these categories because our ability to use the proceeds is dependent on a number of factors, including the extent of market acceptance of our variety of display boards, unexpected expenditures for further technical development, sales and marketing efforts and the effects of competition.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

On July 30, 2001 the Company filed a Post Effective Amendment to Form SB-2 Registration Statement for Small Business Issuers that was filed September 13, 2000. On August 28, 2001 the Securities and Exchange Commission commented on the Post Effective Amendment. October 26, 2001 NMMI filed amended SB-2/A, 10-QSB/A (for 2d quarter 2001) and 10-KSB/A (for year end 2000).

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

Signed and submitted this 15 day of November 2001.


                                    New Millennium Media International, Inc.
                                                   (Registrant)

                                    by:___/s/______________________________
                                         John Thatch as President/CEO