Form 10KSB/A
period 2000-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2002-03-20
CIK 1108967

As filed with the Securities and Exchange Commission on March 18, 2002

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

                         ------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2001 was $9,414, 871 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers). See
Item 11. The total number of shares of issuer's common equity outstanding as of September 30, 2001 was 8,181,861 shares.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, the registrant had 8,181,861 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part I of this Form 10-KSB is incorporated from the issuer's Registration Statement for Small Business Issuers filed September 13, 2000, as amended by Post Effective Amendment that was filed October 24, 2001 and a Post Effective Amendment that is filed contemporaneously herewith, amended Form 10-KSB that was filed October 24, 2001, amended Form 10-QSB that was filed October 24, 2001, and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Definitive Proxy Statement, filed June 29, 2000 and its Form S-8 filed June 4, 2001.

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

Effective April 8, 1998, pursuant to an Asset Purchase Agreement, PROGRESSIVE MAILER CORPORATION, a publicly traded Florida corporation, in consideration for six million four hundred thousand (6,400,000) shares of Progressive Mailer Corporation common stock, purchased certain designated assets of Lufam Technologies, Inc., a privately held California corporation. These acquired assets of LUFAM TECHNOLOGIES were valued at the net fair market value that is not a business combination under SFAS 141 as no exchange of control occurred. On November 3, 1997 PMC received clearance from the NASD to have its common stock listed on the OTC Electronic Bulletin Board pursuant to PMC's application submitted to the NASD pursuant to NASD Rule 6740 and Rule 15c2-11 under the securities Exchange Act of 1934.

Effective April 27, 1998, pursuant to a merger agreement, PROGRESSIVE MAILER CORPORATION, a publicly trading Florida corporation, merged with NEW MILLENNIUM MEDIA INTERNATIONAL, INC., a privately held Colorado corporation (NMMI). This merger qualified as a statutory merger and provided for all of the issued and outstanding shares of stock in Progressive Mailer Corporation to be converted on a one for one ratio for common stock of NMMI. It was further provided that NMMI would be the surviving entity. As a part of this merger the domicile of Progressive Mailer Corporation was authorized to be changed from Florida to Colorado.

Effective August 31, 1999 UNERGI, INC., a privately held Nevada corporation, merged into NEW MILLENNIUM MEDIA, INC., a wholly owned subsidiary of NMMI, which merger qualified as a tax free reorganization under section 368(a) of the Internal Revenue Code of 1986 as amended. The merger required that New Millennium, Inc. be the surviving entity and all of the issued and outstanding shares of stock in Unergi, Inc. be prorata converted to 16,566,667 shares of common stock of NMMI.

Effective March 9, 2000 SCOVEL CORPORATION, a Delaware corporation, merged into NMMI in a transaction intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 as amended. Prior to the merger Scovel Corporation had filed with the Securities and Exchange Commission a registration statement in form 10-SB which became effective pursuant to the Securities Exchange Act of 1934 on February 9, 2000 and was at the time of merger a reporting company pursuant to Section (g) hereunder. At the time of the merger Scovel Corporation had timely filed and was current on all reports required to be filed by it pursuant to Section 13 of the Securities Exchange Act of 1934. NMMI was the surviving entity resulting from the merger. All of the issued and outstanding shares of Scovel Corporation were converted into 500,000 shares of restricted common shares of NMMI. No assets were transferred to NMMI from Scovel other than goodwill that was valued based upon the fair value of the 500,000 shares of NMMI stock because of the lack of marketability of the stock under FAS 141.

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG.

BUSINESS OVERVIEW
For years the billboard industry has seen several consolidations with large corporate owners acquiring smaller (fewer than 50 billboards) independent operators. The purpose of these consolidations is to provide a platform for the corporate owners to attract large regional and national advertisers. Billboard advertising has evolved from painted signs without lights, to lighted signs, to vinyl covered signs, to prism boards (three sided boards which rotate three ads), to LED (light emitting diode) signs. Presently the plasma signs are used indoors and generally do not have a screen size larger than 48 inches. Advertisers soon learned that rotating signs attract the attention of viewers more effectively than static signs. The most prominent LED display sign is in Times Square in New York City. Despite the effectiveness of LED outdoor advertising, the billboard industry is moving slowly to the LED display sign because most large companies have a substantial investment in static signs. The cost to change a traditional static board to an LED display is approximately $1,000.000 to $2,000.000 depending on the size of the LED sign. This, of course, includes the electronics necessary to operate the sign from remote locations. In many instances, because of the additional weight of the LED sign, it is necessary to erect an entire new foundation along with accompanying supports. Another reason is that LED signs may only be installed in certain traffic areas because many cities and states have regulations that prohibit LED and prism signs on the basis that the signs may be distracting to passing drivers and may lead to an increase in the number of traffic accidents. NMMI has targeted markets where this may not be an issue.

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

NMMI has United States distribution and manufacturing rights of the IllumiSign-Eyecatcher front-lit movable display boards. This board is steel encased, front lighted, and displays poster type ads. These mechanical devises come in various sizes ranging from 11 inches by 17 inches to 4 feet by 6 feet. Each machine is capable of rotating up to 24 posters at preprogrammed intervals ranging from 3 seconds to one hour.

Additionally, NMMI has the exclusive U.S. rights to an indoor backlit advertising board designed and manufactured by AMS Controls, Inc. called the "EyeCatcher Powered by Insight". There are a few minor exceptions to this exclusivity that relate to accounts with which the manufacturer had an existing business relationship at the time of contracting with NMMI. We are marketing this new product as "EyeCatcher Powered by Insight". This is a patented product, which ranges in poster size from 18" X 24" to 40" X 60". These signs can display from 10 to 20 scrolling advertising images. Each rotation can be set to run from three seconds to one hour. Because the poster material in both of these machines is critical to the functionality as well as the longevity of the poster, it is necessary for the advertisers to rely on our graphic arts department to develop and supply the necessary posters. These motion displays are then placed in various sites in stores, shopping malls, movie theaters and anywhere else where indoor poster type advertising is feasible. NMMI is the owner of the registration of the trademark, "IllumiSign-Eyecatcher" for electric sign products in the United States Department of Commerce, Patent and Trademark Office.

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

NMMI has a strategic relationship with E-Vision LED, Inc., a U.S. based company whose affiliates manufacture these high quality LED units (See above heading Risk Factors, subheading Strategic Relationships). E-Vision will sell the LED boards to NMMI for a less than retail price and will share in the revenues that the LED boards produce. This allows NMMI to procure the highest quality LED display boards at a greatly reduced cost. Because these LED boards can run any commercial format on any sized board, we feel that NMMI has a strong competitive advantage over other similar display boards for which the visual display must be reformatted. Formatting often takes weeks. E-Vision LED displays will run consistent color quality and clarity. These LED boards have the potential to display countless images in full color both static and full motion. Color quality and clarity are very important to national advertisers who want consistency of colors on all boards. E-Vision will assist NMMI with training and support from the first board and with ongoing assistance in all aspects of programming, technical and software support. Because of this strategic relationship, E-Vision and its affiliates will supply NMMI, free of charge, software upgrades as they become available.

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

NMMI signed a one-year with option for eight additional one-year terms marketing agreement with Carson-Jensen-Anderson Enterprises, Inc. d/b/a EyeCatcher Marketing Company through which agreement the Illumisign-Eyecatcher display boards were to be marketed throughout the 50 United States. Effective May 10, 2001 NMMI and EyeCatcher Marketing Company reached an agreement whereby their contractual relationship was terminated and NMMI received some of the assets of EyeCatcher Marketing Company. The major advantage to NMMI of this settlement was the cancellation of the marketing agreement that now allows NMMI to do all marketing in-house. All marketing is now under the direct supervision and control of the Company which is now equipped to oversee the marketing function.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, is seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. January 24, 2001 the parties agreed to a settlement by making periodic payments. The settlement was reduced to a judgment on January 17, 2002 on which there is a balance owed of approximately $16,000. This balance owed is recognized as a liability of the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG. Prior to May 18, 2001 the Company's common stock traded under the symbol "NMMI". The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system. As of December 31, 2001, we reported 8,610,047 outstanding shares of common stock, $.001 par value and no outstanding shares of preferred stock. There were in excess of 500 shareholders and reported beneficial owners of record of the Company's common stock listed by the Company's transfer agent as of December 31, 2001.

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

The table below sets forth the high and low bid prices of our common stock for each quarter for the four quarters of 1999, 2000 and 2001. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

          Year                     High Bid    Low Bid
          ----                     --------    -------

          1999
          ----
          First Quarter              .313       .313
          Second Quarter             .406       .406
          Third Quarter              .125       .125
          Fourth Quarter             .120       .120

          2000
          ----
          First Quarter              .875       .875
          Second Quarter            1.000      1.000
          Third Quarter              .650       .430
          Fourth Quarter             .350       .220

          2001
          ----
          First Quarter              .080       .080
          Second Quarter*           1.700      1.350
          Third Quarter             1.170      1.110
          Fourth Quarter             .580       .470

          *Note: On May 18,2001 the issuer shares split 5:1. The second quarter prices reflect the post split prices.

There are outstanding warrants to purchase 242,274 (post split number of shares) shares of our common stock at a price of $1.50 per share and may be reset every 6 months thereafter. These warrants were issued to Swartz on March 21, 2000 (200,000 shares), April 17, 2001 (16,796 shares) and July 17, 2001 (25,478 shares) in  consideration  of Swartz's  commitment to enter into the  Investment
Agreement. The warrants expire on May 25, 2004, April 17, 2006 and July 17, 2006, respectively. By contract, the holders of the warrants have the right to have the common stock issuable upon exercise of the warrants included on any registration statement we file, other than a registration statement covering an employee stock plan or a registration statement filed in connection with a business combination or reclassification of our securities. The shares of common stock to support these warrants are included in the SB-2 registration statement filed September 13, 2000 and as amendment filed October 24, 2001.

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

OVERVIEW
The Company is no longer a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have generated our cash needs through equity financings and loans from officers and stockholders. As an operational company, we devote substantially all of our efforts to securing and establishing new business. We have engaged in limited activities in the advertising business, but no significant revenues have been generated to date. The primary activity of the Company currently involves several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display board, "EyeCatcher Powered by Insight" back-lit movable display boards, plasma screens and LED display boards. We retain ownership of all types of the machines and sell the advertising space on a monthly basis. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards. The Company presently conducts all marketing in-house and continues to use the EyeCatcherPlus logo, marketing material and website. Using this business model, management feels that there will be a net effect of "cutting out the middle man" and increasing Company revenues.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment through cash from equity financings and borrowing from related parties; however, there is no assurance that there will be proceeds from these sources in the future.

The attached Balance Sheet shows that our Stockholders' Equity has increased from ($600,223) to $750,208, an increase of $1,350,431 from calendar year 1999 to year 2000. This is due primarily to a reduction of liabilities and a gradual accumulation of additional motion display boards for leasing. The reduction of liabilities from $1,810,536 to $813, 228 is principally due to the repayment of the debts owed by the Company to Troy Lowrie and Investment Management of America, Inc. These two debts were paid by the issuance of stock to these two creditors. The increase from 1999 to 2000 of Additional Paid in Capital from $448,991 to $2,746,684 is primarily from the sale of stock. For a further explanation of these transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 1999 and 2000, section 7. STOCK OPTIONS AND WARRANTS.

The Company is intending to receive additional financing through the Swartz equity line; however, there can be no assurance that we will receive financing from Swartz. On May 19, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC to raise up to $25 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending May 2003. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure liquidity requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all. A detailed description of the Swartz equity line agreements can be found in the SB-2 Registration Statement filed September 13, 2000 and amendment thereof filed October 24, 2000.

Generally, the Company has thus far been funded by proceeds from common stock transactions that are not necessarily isolated transactions. A compilation of these stock transactions appears in the Statement of Cash Flows and Note 4 (Related Party Transactions) and Note 6 (Equity Transactions).

RESULTS OF OPERATIONS
Income
------
The revenue for the calendar year 1999, $49,176, when compared to calendar year 2000, $149,400 shows an increase of approximately 204 percent. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that continues to increase event bookings. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
---------------------------------------------
There was an increase in the General and Administrative Costs and Expenses of $577,025 (153%) for the 2000 calendar year compared to calendar 1999. This increase is due primarily to the Company becoming fully operational in year 2000. This category in the Costs and Expenses includes all operational expenses other than interest and depreciation expenses. By the Company being fully operational this line item includes such items as rent, salaries, office expenses and sales expenses.

Interest Expense
----------------
Interest Expense decreased by $31,795 from 1999 to 2000 (33%). This interest expense decreased primarily as a result of the Company negotiating equity financing for debt transactions.

Depreciation and Amortization
-----------------------------
Depreciation and Amortization increased dramatically from 1999 to 2000, an increase of $117,822 (511%). A major basis of this increase is because, starting in year 2000, the Company's policy changed from including the EyeCatcherPlus display machines in the

Inventory line item to including them in Furniture, Fixtures and Equipment. This change accounts for the marked increase in the amounts shown in this line item from 1999 to 2000. The increase is due primarily to an increase in the number of machines and depreciable equipment purchase by the Company.

Total Costs and Expenses
------------------------
The Total Costs and Expenses have increased by $663,052, an increase of 134%, from 1999 to 2000. The following discussion describes management's analysis of the salient issues relating to these Costs and Expenses.

Basic and Fully Diluted Loss Per Common Share
The Basic and Fully Diluted Loss Per Common Share difference from 1999 to 2000 calendar years is a 33% increase. The loss per common share is a function of the Costs and Expenses versus Income. In the opinion of management, this is a positive trend the basis of which is discussed item-by-item immediately above. A major portion of the Costs and Expenses are non-reoccurring costs. We are now fully staffed and producing income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

TRENDS AND EVENTS
In May of 2001 we changed our operations model primarily in that we have regained the marketing role in-house. Management feels that this is a positive change in that the Company now has total control of all marketing activities. The Company continues to allocate geographical areas to distributors who, in turn, focus on their respective areas.

The Company outgrew its leased office and warehouse space and in August 2001 moved to new quarters that has sufficient space for growth. The new expanded warehouse area now has sufficient space to handily store the various type and size display boards as well as a work area for refurbishing and repairing. When the mobile LED screen truck is not in use, it is placed in a specially built truck bay within the new warehouse area.

Although there is no real assurance that this trend will continue, in the opinion of management, the cumulative effect of these events as described above is a positive trend notwithstanding the 33% ($0.01) increase in the Basic and Fully Diluted Loss Per Common Share.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements are incorporated by reference herein and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

     Name                       Age          Position
     ----                       ---          --------
     John Thatch                40           Chief Executive Officer, President
                                             and Director
     Jennifer Freeman           28           Corporate Secretary

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

---------------------------------------------------------------------------------------------------------
                                      SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                              Long Term Compensation
---------------------------------------------------------------------------------------------------------
                         Annual Compensation                     Awards            Payouts
---------------------------------------------------------------------------------------------------------
     (a)      (b)      (c)      (d)        (e)             (f)            (g)        (h)         (i)
---------------------------------------------------------------------------------------------------------
  Name and    Year    Salary   Bonus   Other Annual     Restricted     Securities    LTIP     All Other
 Principle             ($)      ($)    Compensation   Stock Award(s)   Underlying   Payouts  Compensation
  Position                                 ($)             ($)        Options/SARs   ($)         ($)
                                                                          (#)
---------------------------------------------------------------------------------------------------------
John Thatch,  2000   140,000             10,000        10% of all     Stock option            Per month:
 Pres./CEO                              expenses         issued          to be               500 medical
                                                      common stock     determined            500 car
                                                                        by Board             250 celphone
---------------------------------------------------------------------------------------------------------

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

Name and Address              Amount and Nature             Percent of Class (1)
of Beneficial                 of Beneficial
Owner                         Ownership
----------------              -----------------             --------------------
John Thatch                        828,186                          10%
President/CEO
and Director

Investment Management            1,576,416                          19%
of America, Inc.(2)

Officers and Directors             828,186                          10%
(John "JT" Thatch)

(1) Based upon September 30, 2001 shareholder list, 8,181,861 outstanding shares of common stock.
(2) Gerald Parker, Andrew Badolato and Antonio Gomes are officers, directors and majority shareholders in Investment Management of America, Inc. and were officers and directors of NMMI until January 2001.

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

On November 2, 1999 NMMI signed an executive employment contract with John Thatch employing that individual as President and Chief Executive Officer for three years with a salary of $140,000 for the first year and $120,000 for the second and third years. As an inducement to encourage the executive to become employed with NMMI, it was in the best interest of NMMI to include in the employment package a provision in the executive employment contract giving John Thatch the option to purchase, at a price of par value, 10% of any and all additionally authorized and issued shares of stock. To date John Thatch has purchased 328,186 shares of restricted common stock under this option.

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

March 18, 2002                          New Millennium Media International, Inc.


                                        By:  /s/ John Thatch
                                        -------------------------------
                                        John "JT" Thatch, President/CEO

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                        as of year end December 31, 2000

                                      INDEX

Index to Financial Statements................................................F-2

Independent Auditors' Report.................................................F-3

Consolidated Balance Sheets .................................................F-4

Consolidated Statements of Operations .......................................F-5

Consolidated Statements of Stockholders' Equity .............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to the Consolidated Financial Statements...............................F-8

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


Richard J. Fuller, CPA, PA
Clearwater, Florida

March 20, 2001

                     NEW MILLENNIUM MEDIA INTERNATIONAL, INC

                                 BALANCE SHEETS

                     DECEMBER 31, 1999 AND DECEMBER 31, 2000

                                                                                          2000
                                                                           1999        (Restated)
                                                                       -----------    -----------
ASSETS
Current Assets
     Cash                                                              $     2,063    $        --
     Accounts receivable                                                        --         16,636
     Inventories                                                           548,862          3,255
     Prepaid expenses                                                           --          9,096
                                                                       -----------    -----------
          Total Current Assets                                             550,925         28,987
                                                                       -----------    -----------
Furniture and Equipment
     Furniture, fixtures and equipment,net                                   3,964        924,148
                                                                       -----------    -----------
Other Asssets
     Goodwill, net                                                         655,007        610,301
     Other intangibles                                                         417             --
                                                                       -----------    -----------
          Total Other Assets                                               655,424        610,301
                                                                       -----------    -----------

                                                                       $ 1,210,313    $ 1,563,436
                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                  $    85,235    $    81,556
     Accrued expenses payable                                              129,289         73,562
     Related payables                                                    1,596,012        658,110
                                                                       -----------    -----------
          Total Current Liabilities                                      1,810,536        813,228
                                                                       -----------    -----------
Long-term Liabilities                                                           --             --

Stockholders' (Deficit) Equity

     Common stock, par value $.001; 25,000,000 and 75,000,000
          shares authorized, 24,099,881 and 28,440,614 shares issued
          and outstanding, respectively, 1999 and 2000                      24,100         28,451
     Common stock warrants (1,000,000 issued and outstanding;
          exercisable at $.30 expiring March 21, 2005)                          --         57,200
     Preferred stock, par value $.001; shares authorized, 10,000,000
          no shares issued and outstanding                                      --             --
     Additional paid in capital                                            448,991      2,746,684
     Deficit                                                            (1,073,314)    (2,082,127)
                                                                       -----------    -----------
          Total Stockholders' (Deficit) Equity                            (600,223)       750,208
                                                                       -----------    -----------
                                                                       $ 1,210,313    $ 1,563,436
                                                                       ===========    ===========

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
                                                   ============    ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000

                                                      COMMON STOCK              COMMON      ADDITIONAL                     TOTAL
                                               --------------------------       STOCK       PAID - IN                  STOCKHOLDERS'
                                                  SHARES         AMOUNT        WARRANTS      CAPITAL       DEFICIT        EQUITY
                                               -----------    -----------    -----------   -----------   -----------    -----------
Balance, January 1, 1999                         7,020,000    $     7,020    $         0   $   403,115   $  (627,329)   $  (217,194)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Fair value of shares issued to Unergi           16,566,667         16,567                           --            --         16,567

Shares issued for cash                             513,214            513                       45,876            --         46,389

Net loss for the period ended
     December 31, 1999                                  --             --             --            --      (445,985)      (445,985)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance, December 31, 1999                      24,099,881    $    24,100    $         0   $   448,991   $(1,073,314)   $  (600,223)

Fair value of shares issued for services
     to officers - net of rescission            (1,020,419)         (1020)                       3,520            --          2,500

Fair value of 1,000,000 warrants
     issued to investment bankers                       --             --         57,200            --            --         57,200

Shares issued:
     Fair value of stock issued in settlement
          of debt to stockholders/officers
          in accordance with FASB 123            3,641,152          3,641                    1,487,403            --      1,491,044
     Fair value of equipment (LED truck
          $450,000) net of debt ($107,000)         200,000            200                      342,800            --        343,000
     Fair value of stock issued for goodwill
          of Scovel Management, Inc.               500,000            500                                         --            500
     Proceeds of stock issued for cash           1,030,000          1,030                      463,970            --        465,000

Net loss for the period ended
     December 31, 2000                                  --             --             --            --    (1,008,813)    (1,008,813)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance, December 31, 2000 - (Restated)         28,450,614    $    28,451    $    57,200   $ 2,746,684   $(2,082,127)   $   750,208
                                               ===========    ===========    ===========   ===========   ===========    ===========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                                       2000
                                                                                        1999        (Restated)
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $  (445,985)   $(1,008,813)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                  23,072        140,894
          Fair value of shares issued for services of officers - net of recission            --          2,500
          Fair value of warrants issued to investment bankers                                --         57,200
          Loss on disposition of fixed assets                                             5,891             --
          (Increase) decrease in accounts receivable                                         --        (16,636)
          (Increase) decrease in inventories                                            (66,946)          (124)
          (Increase) decrease in prepaid expenses                                            --         (9,096)
          Increase (decrease) in accounts payable and accrued expenses                  139,337        (41,934)
          Increase (decrease) in related parties payable                                296,033        428,918
                                                                                    -----------    -----------
               Net cash provided by (used in) operating activities                      (48,598)      (447,091)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                            (2,539)       (19,972)
                                                                                    -----------    -----------
          Net provided by (used in) investing activities                                 (2,539)       (19,972)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock transactions                                             46,389        465,000
                                                                                    -----------    -----------
          Net cash provided by (used in) financing activities                            46,389        465,000
                                                                                    -----------    -----------
Increase (Decrease) in cash and cash equivalents                                    $    (4,748)   $    (2,063)

Cash and cash equivalents at beginning of period                                          6,811          2,063
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $     2,063    $        --
                                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                                  --             --

     Cash paid during the year for income taxes                                              --             --

     Supplemental schedule of noncash  investing and financing activities:
          Fair value of common stock (500,000 shares) issued for
               goodwill of Scovel Management, Inc.                                  $        --    $       500
          Fair value of common stock (16,566,667 shares) issued for goodwill
               of Unergi, Inc. ($677,594 net of debt assumed of $661,027)                16,567             --
          Fair value of equipment (LED truck, $450,000 net of debt
               assumed of $107,000; 200,000 common stock shares issued)                      --        343,000
          Fair value of common stock (3,641,152 shares )issued in settlement
               of related party debt based upon debt of $1,491,044                           --      1,491,044

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

Segments of Business Reporting
------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customer. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Intangible assets
-----------------
In accordance with SOP 98-5, the Company currently expenses startup-up costs including organization costs as incurred. Organization costs incurred prior to the effective date of SOP 98-5, were amortized using the straight-line method over their estimated useful lives of five years and are stated at cost less accumulated amortization.

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

2.   Furniture, fixtures and equipment
     ---------------------------------
Furniture, fixtures and equipment is summarized as follows:

                                                         1999           2000
                                                     -----------    -----------
     Boards available for lease                      $   545,483    $   545,483
     Equipment                                                --        468,730
     Furniture & fixtures                                  4,249          5,490
                                                     -----------    -----------
                                                         549,732      1,019,703
     Less accumulated depreciation                          (285)       (95,555)
                                                     -----------    -----------
          Net                                        $   549,447    $   924,148
                                                     ===========    ===========

Furniture, fixtures and equipment are depreciated over an estimated useful life of 7 years using the straight-line method of depreciation. Once boards are available for lease, they continue to be depreciated even if not under contract for a period of time.

In regards to equipment, the acquisition of the LED truck is included at fair value of the truck ($450,000) which was more reliably measurable and therefore was the basis used in accordance with FAS 123.

3.   Goodwill
     --------

On August 31, 1999 the Company acquired all the outstanding stock of Unergi, Inc. In accordance with APB 16, the following is disclosed. The acquisition was accounted for as a purchase. Consideration for the purchase was the issuance of 16,566,667 shares of $.001 par value stock of the Company and the assumption of debt in the amount of $661,027. Because the sum of the fair value of tangible and identifiable intangible assets was negligible, the cost of Unergi has been recorded as goodwill. No other identifiable assets or operations were received. The purchase price exceeded the fair value of the net assets acquired by $677,594 that has been recorded as goodwill in accordance with FAS 123 and, in accordance with APB 17 has been amortized over 15 years using the straight-line method.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Organization and summary of significant accounting policies - Cont'd.
---------------------------------------------------------------------

On March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel, Inc. in exchange for 500,000 shares of the Company in order to obtain goodwill of Scovel valued at $500 in accordance with FASB No. 123.

Goodwill consists of the following:
                                                            1999         2000
                                                         ---------    ---------
Goodwill in connection with  acquisition
     of Fair value of stock in exchange
     for Unergi, Inc. accounted for as a
     purchase with 16,566,667 common
     shares issued at $.001 par value
     given limited trading and
     marketability of approximately 70%
     of stock ($16,567) and the
     assumption of debt of $661,027.                     $ 677,594    $ 677,594

     Fair value of stock in exchange for
     Scovel Management, Inc. accounted
     for as a purchase with 500,000
     common shares issued at $.001 par
     value given limited trading value
     of stock and agreed upon value of
     shell company (Scovel) whose
     Intangible value included listing
     on OTC BB                                                  --          500
                                                         ---------    ---------
                                                           677,594      678,094
     Less accumulated amortization                         (22,587)     (67,793)
                                                         ---------    ---------
          Net                                            $ 655,007    $ 610,301
                                                         =========    =========

All assets were intangible with goodwill providing value in accordance with APB No. 16 amortized over 15 years. No other assets were acquired other than the fair market value adjustment of goodwill determined based upon fair value of debt assumed and par value of stock given the limited trading market for NMMI stock.

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
                                                        ==========   ==========

During the year 2000, the Company issued common stock at fair value in settlement of certain debt owed to stockholders and a former officer. The Company issued 641,152 shares in settlement of the debt owed to a stockholder/officer, in the principal amount of $641,152 plus accrued interest of $154,204 totaling $795,356. Further, the Company issued 670,000 shares in settlement of the debt owed to a stockholder, in the principal amount of $670,000 plus settlement charges of $25,688 totaling $695,688. Fair value of stock issued was book value of the debt relieved plus accrued interest and settlement charges totaling $1,491,044 in accordance with FAS 123. Excess of par value in the amount of $1,487,403 was recorded as additional paid in capital.

Also, during the year 2000, the Company was successful in a lawsuit against prior officers of the Company to rescind 3,520,419 shares. No gain or loss was recognized on this rescission and the Company issued 2,500,000 shares to its present officer/director. Fair value of the common stock issued has been reported net of rescission under FAS 123.

The Company disputes a payable to a prior officer, but has recorded the debt for financial statement purposes as a related party liability in the amount of $249,860 based upon the full amount of the prior officer's demand.

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

After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. Accordingly, components of the Company's net deferred income taxes are as follows:

                                                          1999          2000
                                                      -----------   -----------
     Deferred tax assets:
          Net operating loss carryforwards            $   870,000   $ 1,950,000
          Valuation allowance for deferred tax asset     (870,000)   (1,950,000)
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

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

On March 9, 2000, the Company acquired 100% of the issued and outstanding common stock of Scovel, Inc. (a Delaware company) office in the amount of $500 in exchange for fair value of 500,000 shares of the Company.

On May 19, 2000, the Company entered into an agreement with Swartz Private Equity (Swartz) to provide an equity line of up to $25,000,000 during the three-year period following the effective date of September 28, 2000 of the registration statement covering the Swartz Agreement. The Company may sell stock to Swartz under a put right. The Company is required to issue and deliver to Swartz additional warrants to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in each applicable put. Each additional warrant will be exercisable at a price that will initially equal 110% of the market price for that put and thereafter may be reset every six months. The warrants are immediately exercisable and have a term expiring 5 years thereafter. Certain provisions of the Agreement provide that Swartz shall receive the additional warrants so that the sum of commitment warrants and additional warrants may equal up to 4.0% of the fully diluted shares of the Company's common stock. As part of this agreement, and in accordance with FAS 123, the following information is disclosed. The Company has issued 1,000,000 initial commitment warrants, expiring March 21, 2005 to purchase 1,000,000 shares of the Company's common stock. The initial exercise price of these commitment warrants is $.30 per share of common stock. Utilizing the Black Scholes formula, assuming a 5-year life, no expected dividends, volatility of 35% and interest rate of 6%, the Company determined that the fair value of commitment warrants issued at the grant date (as to 250,000 warrants the grant date of March 21, 2000, 500,000 warrants as of 10 days subsequent and as to 250,000 warrants upon the effectiveness of the Registration Statement) to be $57,200 that was charged to expense in 2000.

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

8.   Restatement Information
     -----------------------

Information concerning restatement of net loss in accordance with APB Opinion # 20:

                                                                     PER SHARE
                                                         2000         AMOUNTS
                                                     -----------    -----------
Net loss as previously reported                      $  (946,613)   $     (0.04)
   Fair value of common stock warrants (1,000,000
   issued and outstanding; exercisable at $.30
   expiring March 21, 2005                                57,200       --
   Common stock, 10,000 shares subscribed at $.50
   per share not previously reported                       5,000       --
                                                     -----------    -----------
      Net Increase in loss previously reported            62,200       --
                                                     -----------    -----------
Net loss as restated                                 $(1,008,813)   $     (0.04)
                                                     ===========    ===========