Form 10KSB
period 2001-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2002-04-15
CIK 1108967

As filed with the Securities and Exchange Commission on April 15, 2002

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                    (Amended)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

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

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $363,802.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2001 was $3,890,930 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers). See
Item 11. The total number of shares of issuer's common equity outstanding as of December 31, 2001 was 8,610,047 shares.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, the registrant had 8,610,047 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part I of this Form 10-KSB is incorporated from the issuer's Registration Statement for Small Business Issuers filed September 13, 2000, as amended by Post Effective Amendment that was filed March 19, 2002, amended Form 10-KSB that was filed March 19, 2002, amended Form 10-QSB that was filed October 24, 2001, and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Form S-8 filed June 4, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

ITEM 3.   LEGAL PROCEEDINGS

None. The Company was a defendant in a lawsuit filed on November 5, 1999 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case Number 99-26073 CA 10. The plaintiff, Joseph Maenza, was seeking to collect payment of a promissory note in the principal amount of $50,000 plus interest from February 1999 and attorney fees. This lawsuit has been settled and satisfied in full.

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

For additional information relating to Common Equity Matters please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 6, Equity Transactions and Note 7, Stock Options and Warrants.

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

The table below sets forth the high and low bid prices of our common stock for each quarter for the four quarters of 2000 and 2001. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

There are outstanding warrants to purchase 242,274 (post split number of shares) shares of our common stock at a price of $1.50 per share and may be reset every 6 months thereafter. These warrants were issued to Swartz on March 21, 2000 (200,000 shares), April 17, 2001 (16,796 shares) and July 17, 2001 (25,478 shares) in  consideration  of Swartz's  commitment to enter into the  Investment
Agreement. The warrants expire on May 25, 2004, April 17, 2006 and July 17, 2006, respectively. By contract, the holders of the warrants have the right to have the common stock issuable upon exercise of the warrants included on any registration statement we file, other than a registration statement covering an employee stock plan or a registration statement filed in connection with a business combination or reclassification of our securities. The shares of common stock to support these warrants are included in the SB-2 registration statement filed September 13, 2000 and as amendment filed March 18, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
Generally, the Company has thus far funded our operations and investments in equipment through cash from equity financings and borrowing from private parties as well as related parties; however, there is no assurance that there will be proceeds from these sources in the future. For a further explanation of these loan transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 4, Notes and Loans Payable; Note 5, Related Party Payables and Note 6, Equity Transactions.

The attached Balance Sheet shows that our Stockholders' Equity has decreased from $750,208 to 316,138, a decrease of $434,070 from calendar year 2000 to year 2001. This is due in large part to an increase of common stock subscribed in the amount of $1,833,375 and an increase of additional paid in capital of 2,567,252. The increase in current liabilities from $813, 228 to $1,942,628 is principally due to the Company continuing to fund its operation through arm's length borrowing (Notes Payable $612, 697) and Related Parties borrowing ($809,554). The Accounts Payable and Accrued Expenses ($520,377) increase from $93,118 is primarily the result of the Company now being fully operational; i. e., equipment purchased by the Company, but not yet paid and payment received by the Company for equipment purchases for which the equipment has not yet been delivered. Additionally, the day-to-day operation of the business incurs temporary liabilities in the Accounts Payable. For a further explanation of these property and equipment transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, Property and Equipment.

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

RESULTS OF OPERATIONS
Income
------
The revenue for the calendar year 2000, $148,102, when compared to calendar year 2001, $363,802 shows an increase of approximately 146 percent. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that continues to increase event bookings. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
---------------------------------------------
There was an increase in the General and Administrative Costs and Expenses of $320,916 (34%) for the 2000 calendar year compared to calendar 2001. This increase is due primarily to the Company continuing to grow after becoming fully operational in year 2000. This category in the Costs and Expenses includes all operational expenses other than interest and depreciation expenses. By the Company being fully operational this line item includes such items as rent, salaries, office expenses and sales expenses.

Interest Expense
----------------
Interest Expense increased by $13,204 from 2000 to 2001 (21%). This interest expense increased primarily as a result of the Company financing its operational growth through borrowing, debt transactions.

Depreciation and Amortization
-----------------------------
Depreciation and Amortization increased from 2000 to 2001, an increase of $56,899 (40%). A major basis of this increase is because, starting in year 2000, the Company's policy changed from including the EyeCatcherPlus display machines in the Inventory line item to including them in the Property and Equipment line item. In this line item (Property and Equipment) the display machines can now be depreciated. For a further itemization of the property and equipment, please see hereafter in this filing, Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, Property and Equipment.


Total Costs and Expenses
------------------------
The Total Costs and Expenses have increased by $391,019, an increase of 34%, from 2000 to 2001. The discussion above describes management's analysis of the salient issues relating to these Costs and Expenses.

Loss from Operations
--------------------
The net Loss from Operations for the period from 2000 ($1,008,813) to 2001 ($1,184,132) shows an increase of 17%. As noted above, the Income for the same period increased by $215,700, an increase of 146%. In the past two years the Company has reduced this Loss from Operations by 60%. It should be noted, however, that there is no assurance that this positive trend will continue.

Basic and Fully Diluted Loss Per Common Share
---------------------------------------------
The Basic and Fully Diluted Loss Per Common Share difference from 2000 to 2001 calendar years shows a 10.5% decrease. The loss per common share is a function of the Costs and Expenses versus Income. In the opinion of management, this is a positive trend the basis of which is discussed item-by-item immediately above. We are now fully staffed and producing income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

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

Although there is no real assurance that this trend will continue, in the opinion of management, the cumulative effect of these events as described above is a positive trend as reflected in the 10.5% decrease in the Basic and Fully Diluted Loss Per Common Share.

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

John "JT" Thatch, President/CEO and Director
Mr. Thatch, age 40 years, has served as President, Chief Executive Officer and Director of New Millennium Media International since January 2000. During this time he has overseen all functions of the company, including day-to-day operations. Mr. Thatch has over 15 years of entrepreneurial business experience that includes over 7 years as the principal in Bay Area Auto Sales, an automotive dealership, that specialized in sales of reconditioned vehicles. He was the founder and General Partner for Last Chance Finance, Ltd. that owned and operated over 18 offices specializing in alternative vehicle financing. Over the past 10 years Mr. Thatch has been President and majority shareholder of Superior Management of Tampa, Inc., a privately owned company, that owns property and commercial leases. Other than for nominal time spent on corporate and personal real estate holdings that have no business relationship with NMMI, Mr. Thatch dedicates his full time to his current position. He brings leadership, marketing and strong management skills to the company.

ITEM 10.  EXECUTIVE COMPENSATION

The following table lists the cash remuneration paid or accrued during 1999, 2000 and 2001 to John Thatch, president and CEO. Except for John Thatch, none of our executive officers and directors received compensation of $100,000 or more in 1999, 2000 and 2001.

---------------------------------------------------------------------------------------------------------
                                      SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                              Long Term Compensation
---------------------------------------------------------------------------------------------------------
                         Annual Compensation                     Awards            Payouts
---------------------------------------------------------------------------------------------------------
     (a)      (b)      (c)      (d)        (e)             (f)            (g)        (h)         (i)
---------------------------------------------------------------------------------------------------------
  Name and    Year    Salary   Bonus   Other Annual     Restricted     Securities    LTIP     All Other
 Principle             ($)      ($)    Compensation   Stock Award(s)   Underlying   Payouts  Compensation
  Position                                 ($)             ($)        Options/SARs   ($)         ($)
                                                                          (#)
---------------------------------------------------------------------------------------------------------
John Thatch,                                          10% of all      Stock option           Per month:
 Pres./CEO    2000   140,000            10,000        issued common   to be determined       500 medical
                                        expenses      stock           by Board               500 car
                                                                                             250 celphone
---------------------------------------------------------------------------------------------------------

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

Name and Address               Amount and Nature       Percent of Class (1)
of Beneficial                  of Beneficial
Owner                          Ownership
-------------                  -----------------       ----------------
John Thatch                    828,186                 10%
President/CEO
and Director

Investment Management          1,576,416               18%
of America, Inc.(2)

(1) Based upon December 31, 2001 shareholder list, 8,610,047 outstanding shares of common stock.
(2) Gerald Parker, Andrew Badolato and Antonio Gomes are officers, directors and majority shareholders in Investment Management of America, Inc. and were officers and directors of NMMI until January 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, none of our directors or officers, nor any proposed nominee for election as one of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction in any presently proposed transaction which has or will materially affect the Company.

On November 2, 1999 NMMI signed an executive employment contract with John Thatch employing that individual as President and Chief Executive Officer for three years with a salary of $140,000 for the first year and $120,000 for the second and third years. As an inducement to encourage the executive to become employed with NMMI, it was in the best interest of NMMI to include in the employment package a provision in the executive employment contract giving John Thatch the option to purchase, at a price of par value, 10% of any and all additionally authorized and issued shares of stock. To date John Thatch has purchased 828,186 shares of restricted common stock under this option.

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

Audited Fiscal Year End December 31, 2001

         Index to Financial Statements                        F-2

         Independent Auditor's Report                         F-3

         Balance Sheet, December 31, 2000
         and December 31, 2001                                F-4

         Statement of Operations for each of
         the years ended December 31, 2000
         and 2001                                             F-5

         Statement of Shareholder's (Deficit) Equity
         from January 1, 2000 through
         December 31, 2001                                    F-6

         Statement of Cash Flows for each of the
         years ended December 31, 2000
         and 2001                                             F-7

         Notes to Financial Statements                        F-8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2002                          New Millennium Media International, Inc.


                                        By: ___/s/____________________________
                                            John "JT" Thatch, President/CEO

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                        as of year end December 31, 2000

                                      INDEX

Index to Financial Statements................................................F-2

Independent Auditors' Report.................................................F-3

Balance Sheets ..............................................................F-4

Statements of Operations ....................................................F-5

Statements of Stockholders' (Deficit) Equity ................................F-6

Statements of Cash Flows.....................................................F-7

Notes to the Financial Statements............................................F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
New Millennium Media International, Inc.
Safety Harbor, Florida


We have audited the balance sheets of New Millennium Media International, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Millennium Media International, Inc. at December 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the years ended December 31, 2000 and 2001. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard J. Fuller, CPA, PA
Clearwater, Florida

March 31, 2002

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                 BALANCE SHEETS

                     December 31, 2000 and December 31, 2001

                                                                                2000
                                                                             (RESTATED)          2001
                                                                            ------------     ------------
ASSETS
Current Assets
         Cash                                                               $         --     $     47,239
         Accounts receivable                                                      16,636           23,395
         Prepaid expenses                                                         12,351           47,227
                                                                            ------------     ------------
              Total Current Assets                                                28,987          117,861
                                                                            ------------     ------------

Property and Equipment
         Property and Equipment - net                                            924,148        1,461,824
                                                                            ------------     ------------

Other Asssets
         Intangible Assets-net                                                   610,301          665,095
         Other assets                                                                 --           13,986
                                                                            ------------     ------------
              Total Other Assets                                                 610,301          679,081
                                                                            ------------     ------------

                                                                            $  1,563,436     $  2,258,766
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable and accrued expenses                              $     93,118     $    520,377
         Notes and loans payable                                            $     62,000     $    612,697
         Related party payables                                                  658,110          809,554
                                                                            ------------     ------------

              Total Current Liabilities                                          813,228        1,942,628
                                                                            ------------     ------------

Long-term Liabilities                                                                 --               --

Stockholders' (Deficit) Equity

         Common stock, par value $.001; 15,000,000 shares
              authorized, 5,690,121 and 8,610,047 shares issued
              and outstanding, respectively, 2000 and 2001                         5,690            8,610
         Common stock warrants (200,000 and 242,274;
              exercisable at $1.50, respectively, 2000 and 2001)                  57,200           69,290
         Common stock options; 25,000 issued and
              outstanding; exercisable at $.005 per option                            --            1,175
         Preferred stock, par value $.001; 10,000,000 shares authorized,
              no shares issued and outstanding                                        --               --
         Additional paid in capital                                            2,769,445        5,336,697
         Deficit                                                              (2,082,127)      (3,266,259)
                                                                            ------------     ------------
                                                                                 750,208        2,149,513
         Less common stock subscribed                                                 --       (1,833,375)
                                                                            ------------     ------------
              Total stockholders' (deficit) equity                               750,208          316,138
                                                                            ------------     ------------

                                                                            $  1,563,436     $  2,258,766
                                                                            ============     ============

                See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                      2000
                                                   (Restated)          2001
                                                  ------------     ------------

Income                                            $    148,102     $    363,802

Costs and Expenses:
        General and administrative                $    952,434     $  1,273,350
        Interest expense                                63,587           76,791
        Depreciation and amortization                  140,894          197,793
                                                  ------------     ------------
              Total costs and expenses               1,156,915        1,547,934
                                                  ------------     ------------

Loss from Operations                                (1,008,813)      (1,184,132)
                                                  ------------     ------------


Net Loss                                          $ (1,008,813)    $ (1,184,132)
                                                  ============     ============

Basic and Diluted Loss Per Common Share           $      (0.19)    $      (0.17)
                                                  ============     ============

Weighted average common shares outstanding           5,255,049        7,150,084
                                                  ============     ============

                See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

          FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2001

                                             COMMON STOCK       COMMON   COMMON    ADDITIONAL               COMMON        TOTAL
                                        ---------------------    STOCK    STOCK    PAID - IN                 STOCK     STOCKHOLDERS'
                                          SHARES      AMOUNT   WARRANTS  OPTIONS    CAPITAL     DEFICIT    SUBSCRIBED     EQUITY
                                        ---------- ----------  --------  -------  ----------    -------    ----------  ------------
BALANCE, JANUARY 1, 2000 - (RESTATED)    4,819,974  $   4,820  $     --  $    --  $  468,271  $(1,073,314) $        --  $  (600,223)

Fair value of shares issued for
   services to officers - net of
   rescission                             (204,083)      (204)                         2,704           --                     2,500

Fair value of 200,000 warrants issued
   to investment bankers                        --         --    57,200                   --           --                    57,200

Shares issued:
   Fair value of stock issued in
      settlement of debt to
      stockholders'/officers in
      accordance with FASB 123             728,230        728                      1,490,316           --                 1,491,044
   Fair value of equipment (LED truck
      $450,000) net of debt ($107,000)      40,000         40                        342,960           --                   343,000
   Fair value of stock issued for
      goodwill of Scovel Management,
      Inc.                                 100,000        100                            400           --                       500

   Proceeds of stock issued for cash       206,000        206                        464,794           --                   465,000

Net loss for the period ended
     December 31, 2000                          --         --        --       --          --   (1,008,813)               (1,008,813)
                                        ----------  ---------  --------  -------  ----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2000 -
   (RESTATED)                            5,690,121      5,690    57,200            2,769,445   (2,082,127)          --      750,208

Fair value of 42,274 warrants issued
   to investment bankers                                         12,090                                                      12,090

Issuance of 25,000 Stock Options                                           1,175                                              1,175

Shares issued:
   Fair value of stock issued for
      services                             634,926        635                        108,868                                109,503
   Common stock issued for cash          1,100,000      1,100                        923,900                  (333,375)     591,625
   Exercise of common stock options
      for cash ($500) and other fair
      value of borrowing cost              150,000        150                          7,519                                  7,669
   Fair value of stock issued in
      settlement of debt in accordance
      with FASB 123                         35,000         35                         27,965                                 28,000
   Shares issued (900,000 held by
      Company) for investment banker     1,000,000      1,000                      1,499,000                (1,500,000)          --

Net loss for the period ended
     December 31, 2001                                                                         (1,184,132)               (1,184,132)
                                        ----------  ---------  --------  -------  ----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2001               8,610,047  $   8,610  $ 69,290  $ 1,175  $5,336,697  $(3,266,259) $(1,833,375) $   316,138
                                        ==========  =========  ========  =======  ==========  ===========  ===========  ===========

                See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                 STATEMENT OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                 2000
                                                                               (RESTATED)          2001
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $ (1,008,813)    $ (1,184,132)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                           140,894          197,793
           Fair value of shares issued for services                                  2,500          124,504
           Fair value of warrants / options issued for services                     57,200           20,434
           (Increase) decrease in accounts receivable                              (16,636)          (6,758)
           (Increase) decrease in prepaid expenses                                  (9,220)         (38,559)
           (Increase) decrease in intangible assets                                     --         (100,000)
           (Increase) decrease in other assets                                          --          (10,304)
           Increase (decrease) in accounts payable and accrued expenses            (41,934)         448,977
                                                                              ------------     ------------
               Net cash provided by (used in) operating activities                (876,009)        (548,045)
                                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                         (19,972)        (690,263)
                                                                              ------------     ------------
           Net provided by (used in) investing activities                          (19,972)        (690,263)
                                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable                                                     --          570,000
        Reduction of debt                                                               --          (41,022)
        Proceeds from notes payable - related parties                              428,918          164,444
        Proceeds from common stock transactions                                    465,000          591,625
        Proceeds from exercise of common stock options                                  --              500
                                                                              ------------     ------------
           Net cash provided by (used in) financing activities                     893,918        1,285,547
                                                                              ------------     ------------

Increase (Decrease) in cash and cash equivalents                              $     (2,063)    $     47,239

Cash and cash equivalents at beginning of period                                     2,063               --
                                                                              ------------     ------------

Cash and cash equivalents at end of period                                    $         --     $     47,239
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                                             --               --

     Cash paid during the year for income taxes                                         --               --

     Supplemental schedule of noncash  investing and financing activities:
        Fair value of common stock (500,000 shares) issued for
           goodwill of Scovel Management, Inc.                                $        500     $         --
        Fair value of equipment (LED truck, $450,000 net of debt
           assumed of $107,000; 200,000 common stock shares issued)                343,000               --
        Fair value of common stock (3,641,152 shares )issued in settlement
           of related party debt based upon debt of $1,491,044                   1,491,044               --
        Fair value of shares issued (20,000 shares) for amounts previously
           owed to secretary / treasurer                                                --           13,000

                See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     New Millennium Media International, Inc. (the Company) is a developer and marketer of advertising space in special movable advertising display machinery and LED display boards. The Company is a provider of visual advertising through movable display boards and LED equipment.

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

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     SEGMENTS OF BUSINESS REPORTING
     ------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 131, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customer. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D.
     ---------------------------------------------------------------------

     allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

     INTANGIBLE ASSETS
     -----------------

     Intangible assets represent acquisition costs in excess of net tangible assets of businesses purchased and consists primarily of client lists and goodwill. Under the purchase method of accounting, the Company records the excess of the purchase price, including estimated fees and expenses related to the merger, over the net assets acquired as goodwill. The estimated fair values and useful lives of assets acquired and liabilities assumed are based on a preliminary valuation and are subject to final valuation adjustments which may cause some of the intangibles to be amortized over a shorter life than the goodwill amortization period of 15 years.

     In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires that the Company recognize acquired intangible assets, apart from goodwill, if the intangible assets meet certain criteria. Upon adoption, the Company must reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

     SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. It requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company (1) identify reporting units for the purpose of assessing potential future impairments of goodwill, (2) reassess the useful lives of other existing recognized intangible assets, and (3) cease amortization of intangible assets in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized after that date, regardless of when those assets were initially recognized. In accordance with SFAS 142, the Company must complete a transitional goodwill impairment test six months after adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption.

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

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


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

     CASH AND CASH EQUIVALENTS
     -------------------------

     The Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents.

2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment is summarized as follows:

                                                2000             2001
                                            ------------     ------------
          Boards available for lease        $    545,483     $    670,483
          Equipment                              460,319          497,445

          Graphic Equipment                        8,412           22,229

          Furniture & fixtures                     5,490            9,034

          LED Truck (under construction)              --          510,776
                                            ------------     ------------
                                               1,019,704        1,709,967
          Less accumulated depreciation          (95,555)        (248,141)
                                            ------------     ------------
                    Net                     $    924,149     $  1,461,826
                                            ============     ============

     The company capitalizes the cost of property and equipment and uses the straight-line method of depreciation over estimated useful lives of five to seven years once available for use. Upon retirement or other disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset amount and proceeds is adjusted to Company earnings.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


3.   INTANGIBLE ASSETS
     -----------------

     At the end of 2000 and 2001, the Company's gross and net amount of intangible assets were as follows:

                                               2000             2001
                                           ------------     ------------

          Goodwill - gross                 $    678,094     $    678,094
          Less accumulated amortization         (67,793)        (112,999)
                                           ------------     ------------

              Goodwill - net                    610,301          565,095


          Research and Development                   --          100,000
                                           ------------     ------------
                                                610,301          665,095
                                           ============     ============

     The amortization period for goodwill is 15 years in accordance with APB No.
     16. Research and development consists of costs related to the development of video prototype equipment. The Company evaluates such costs for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

4.   NOTES AND LOANS PAYABLE
     -----------------------

     Notes and loans payable consists of the following:

                                                         2000          2001
                                                      ----------    ----------
     $250,000 notes payable, with interest accrued
     @ 5% and certain rights to purchase 25,000
     shares of common stock @ $.005 after 30 day
     maturity and 12,500 shares each and every
     month thereafter                                 $       --    $  257,969

     $60,000 convertible notes payable, with
     interest accrued @ 12% (convertible $.10 of
     debt into common stock)                                  --        65,839

     $250,000 convertible note payable, with
     interest accrued @ 12% (convertible $1.00 of
     debt into common stock)                                  --       257,911


     Loans payable, unsecured                             62,000        30,978
                                                      ----------    ----------

                                                      $   62,000    $  612,697
                                                      ==========    ==========

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


5.   RELATED PARTY PAYABLES
     ----------------------

     Related party payables consists of the following:

                                                         2000          2001
                                                      ----------    ----------

     Payable to stockholders, non-interest bearing    $  249,860    $  249,860

     $100,000 convertible note payable, with
     interest accrued @10%, (convertible $1.00 of
     debt into common stock)                             102,500       112,750

     $125,000 convertible note payable, with
     interest accrued @ 15%, secured by equipment
     (convertible $1.00 of debt into common stock)       143,750       165,312

     $162,000 convertible notes payable, with
     interest accrued @ 8%, to officer/stockholder
     (convertible $.10 of debt into preferred
     stock)                                              162,000       281,632
                                                      ----------    ----------
                                                      $  658,110    $  809,554
                                                      ==========    ==========

     The Company disputes a payable to a prior officer but has recognized the debt for financial statement purposes in the amount of $249,860.

6.   EQUITY TRANSACTIONS
     -------------------

     Under an agreement with Swartz Private Equity (Swartz) the Company entered into an agreement to provide an equity line of up to $25,000,000 during the three year period following the effective date of September 28, 2000 of the registration statement covering the Swartz Agreement. The Company may sell stock to Swartz under a "put right". The Company is required to issue and deliver to Swartz "additional warrants" to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in each applicable put. Each "additional warrant" will be exercisable at a price that will initially equal 110% of the market price for that put and thereafter may be reset every six months. The warrants are immediately exercisable and have a term expiring 5 years thereafter. Certain provisions of the Agreement provide that Swartz shall receive the "additional warrants" so that the sum of "commitment warrants" and "additional warrants" may equal up to 4.0% of the fully diluted shares of the Company's common stock. During 2000, as part of this agreement, the Company has issued 200,000 initial "commitment warrants", expiring March 21, 2005 to purchase 200,000 shares of the Company's common stock. During 2001, the Company issued 16,796 and 25,478 "additional warrants" to expiring April 17, 2006 and July 17, 2006, respectively, to purchase 42,274 additional shares of the Company's common stock. The initial exercise price of these "commitment warrants" and "additional warrants" is $1.50. Utilizing the Black Scholes formula, assuming a 5 year life, no expected dividends, volatility of 35% and interest rate of 6%, the Company determined that the fair value of "commitment warrants" issued to be $57,200 and the fair value of the "additional warrants" issued to be $12,090 which was charged to expense in 2000 and 2001, respectively.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     On June 26, 2000, the Company's Board of Directors adopted the New Millennium Media International, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO's) to any employee who has been employed by the Company for a continuous period of at least six months, any director or consultant to the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 3,000,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSO's granted under the Plan have a maximum duration of 10 years. As of December 31, 2001, no options have been granted under the Plan.

     Also, in February 2000, the Company issued options to purchase 500,000 shares at $1.00 expiring in two years and in March 2000, the Company issued options to purchase 100,000 shares at $2.25 expiring in two years. Utilizing the Black Scholes formula, the Company has determined that the fair value of these options granted has no effect on loss or loss per share.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company conducts its operations from facilities that are leased under a five-year non-cancelable operating lease expiring in April 30, 2006. There is an option to renew the lease for an additional five years and subject to rental escalation at the beginning of the second year, at the Consumers Price Index or 3% per annum, whichever is higher.

     The following is a schedule of future minimum lease payments required under the above operating lease as of December 31, 2001:

          Year Ending December 31,              2001
                                            -----------

                    2002                    $   133,971
                    2003                        137,990
                    2004                        142,130
                    2005                        146,394
                    2006                         49,397
                                            -----------
                                            $   609,882
                                            ===========

     Rental  expense   amounted  to  $86,659  and  $135,726  in  2000  and  2001
     respectively. No long-term lease commitment existed at the end of 2000.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


9.   INCOME TAXES
     ------------

     The Company has available net operating loss carry forwards of $3,100,000, which expire through 2021.

     After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. Accordingly, components of the Company's net deferred income taxes are as follows:

                                                         2000           2001
                                                     -----------    -----------
     Deferred tax assets:
        Net operating loss carry forwards            $ 1,950,000    $ 3,100,000
        Valuation allowance for deferred tax asset    (1,950,000)    (3,100,000)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========