Form 10QSB
period 2002-03-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2002-05-20
CIK 1108967

As  filed  with  the  Securities  and  Exchange   Commission  on  May  20,  2002
Registration No. _______________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                        For quarter ended March 31, 2002
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

                                 Yes [X] No [ ]

As of March 31, 2002 there were 9,152,047 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.


                                      INDEX

                                                                            Page
Part I   Financial Information.................................................3
         Item 1   Financial Statements ........................................3
                  Condensed Balance Sheet......................................3
                  Condensed Statement of Operations............................4
                  Condensed Statement of Cash Flows............................5
                  Notes to the Condensed Financial Statements..................6
         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8
                  Overview.....................................................8
                  Critical Accounting Policies.................................8
                  Liquidity and Capital Resources..............................9
                  Material Changes in Financial Condition......................9
                  Results of Operations........................................9
                  Net Loss....................................................10
                  Trends and Events...........................................10
         Item 3   Quantitative and Qualitative Disclosures
                  About Market Risk...........................................11
Part II  Other Information....................................................11
         Item 1   Legal Proceedings...........................................11
         Item 2   Changes in Securities and Use of Proceeds...................11
                  Common Stock Transferred....................................11
                  Warrants Issued.............................................12
                  Use of Proceeds.............................................12
                  Item 3   Defaults Upon Senior Securities....................12
         Item 4   Submission of Matters to a Vote of Security Holders.........12
         Item 5  Other Information............................................12
         Item 6   Exhibits and Reports on Form 8-K............................13
Signatures....................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                                                 March 31,      December 31,
                                                                                   2002             2001
                                                                               (Unaudited)       (Audited)
                                                                               ------------     ------------
ASSETS
Current Assets
          Cash                                                                 $      6,906     $     47,239
          Accounts receivable                                                        51,254           23,395
          Prepaid expenses                                                           14,227           47,227
                                                                               ------------     ------------
                Total Current Assets                                                 72,387          117,861
                                                                               ------------     ------------

Property and Equipment
          Property and Equipment - net                                            1,418,458        1,461,824
                                                                               ------------     ------------

Other Asssets
          Intangible assets - net                                                   100,000          665,095
          Other assets                                                               16,314           13,986
                                                                               ------------     ------------
                Total Other Assets                                                  116,314          679,081
                                                                               ------------     ------------

                                                                               $  1,607,159     $  2,258,766
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
          Accounts payable and accrued expenses                                $    537,907     $    520,377
          Notes and loans payable                                              $    605,875     $    612,697
          Related party payables                                                    774,886          809,554
                                                                               ------------     ------------

                Total Current Liabilities                                         1,918,668        1,942,628
                                                                               ------------     ------------

Long-term Liabilities                                                                    --               --

Stockholders' (Deficit) Equity
          Common stock, par value $.001; 15,000,000 shares
                authorized, 9,152,047 and 8,610,047 shares issued
                and outstanding, respectively, 2002 and 2001                          9,152            8,610
          Common stock warrants; 242,274 exercisable at $1.50                        69,290           69,290
          Common stock options; 50,000 and 25,000 issued and outstanding,
                respectively, 2002 and 2001 exercisable at $.005 per option           2,305            1,175
          Preferred stock, par value $.001; 10,000,000 shares authorized,
                no shares issued and outstanding                                         --               --
          Additional paid in capital                                              5,595,232        5,336,697
          Deficit                                                                (4,154,113)      (3,266,259)
                                                                               ------------     ------------
                                                                                  1,521,866        2,149,513
          Less common stock subscribed                                           (1,833,375)      (1,833,375)
                                                                               ------------     ------------
                Total stockholders' (deficit) equity                               (311,509)         316,138
                                                                               ------------     ------------
                                                                               $  1,607,159     $  2,258,766
                                                                               ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                 For the          For the
                                                                               quarter ended    quarter ended
                                                                                 3/31/02          3/31/01
                                                                               ------------     ------------

Revenue                                                                        $    211,427     $    143,750

Costs and Expenses:
        General and administrative                                                  461,010          253,638
        Interest expense                                                             29,809           11,184
        Depreciation                                                                 43,367           35,116
                                                                               ------------     ------------
             Total costs and expenses                                               534,186          299,938
                                                                               ------------     ------------

Loss before cumulative effect of change
        in accounting principle                                                    (322,759)        (156,188)
Cumulative effect of change in accounting principle                                (565,095)              --

                                                                               ------------     ------------
Net Loss                                                                       $   (887,854)    $   (156,188)
                                                                               ============     ============

Basic and Diluted Loss Per Common Share:

        Loss before cumulative effect of change
             in accounting principle                                           $     (0.036)    $     (0.027)
        Cumulative effect of change in
             accounting principle                                                    (0.064)              --
                                                                               ------------     ------------
Net Loss                                                                       $     (0.100)    $     (0.027)
                                                                               ============     ============

Weighted average common shares outstanding                                        8,881,047        5,843,493
                                                                               ============     ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 For the          For the
                                                                               quarter ended    quarter ended
                                                                                 3/31/02          3/31/01
                                                                               ------------     ------------

Cash Flows from Operating Activities:
     Net income (loss)                                                         $   (887,854)    $   (156,188)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Cumulative effect of change in accounting principle                      565,095               --
           Depreciation and Amortization                                             43,367           35,116
           Fair value of shares issued for services                                 114,650           51,685
           Fair value of options issued for services                                  3,457               --
           (Increase) decrease in accounts receivable                               (28,209)         (76,232)
           (Increase) decrease in prepaid expenses                                   30,673               --
           Increase (decrease) in accounts payable and accrued expenses              15,056           42,518
           Increase (decrease) in related party payables                             48,082           60,934

                                                                               ------------     ------------
               Net cash provided by (used in) operating activities                  (95,683)         (42,167)
                                                                               ------------     ------------

Cash Flows from Investing Activities
        Purchase of property and equipment                                               --           (4,705)

                                                                               ------------     ------------
           Net provided by (used in) investing activities                                --           (4,705)
                                                                               ------------     ------------

Cash Flows from Financing Activities
        Proceeds from loans payable                                                  55,000               --
        Proceeds from common stock transactions                                          --           50,000
        Proceeds from exercise of common stock options                                  350               --

                                                                               ------------     ------------
           Net cash provided by (used in) financing activities                       55,350           50,000
                                                                               ------------     ------------

Increase (Decrease) in cash and cash equivalents                               $    (40,333)    $      3,128

Cash and cash equivalents at beginning of period                                     47,239               --
                                                                               ------------     ------------

Cash and cash equivalents at end of period                                     $      6,906     $      3,128
                                                                               ============     ============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                                              --               --

     Cash paid during the year for income taxes                                          --               --

     Supplemental schedule of noncash  investing and financing activities:

        Conversion of short-term debt to equity                                $    142,098     $         --

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation
     ----------------------

     The accompanying unaudited condensed statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

     There can be no assurance that the Company will be successful in implementing its plans, or if such plans are implemented, that the Company will achieve its goals. Further, the Company has not received approval from the SEC concerning filing of its Post Effective Amendment of an SB-2, which is necessary for the Company to effect its agreement with Swartz Private Equity and obtain necessary funding for operations.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

3.   Effect of Recent Accounting Pronouncements
     ------------------------------------------

     In June 2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
     Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and (SFAS) No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. Further, Statement No. 141 changes the criteria to recognize intangible assets apart from goodwill. The adoption of Statement No. 141 did not have a material effect on the company's financial position or results of operations.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Finite lived intangibles will continue to be amortized over their estimated useful lives.

     Under Statement No. 142, all intangible assets, including goodwill that results from business combinations, are periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Any impairment loss that is recognized as a result of completing the transitional impairment testing in the year of adoption is treated as a cumulative effect of a change in accounting principle and recognized in these interim financial statements. Statement No. 142 prescribes a two-step process for impairment testing of goodwill: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company completed its step one impairment analysis during the current quarter, which indicated that the carrying value was greater than the fair value and that an impairment existed. The Company also completed step two of the testing during the first quarter allocating the fair value of the reporting unit considering the sources of recognized goodwill in making the initial assignment as well as the reporting units to which the related acquired net assets were assigned. As a result of using the fair value approach, an impairment charge of $565,095 has been recognized.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     Effect of Recent Accounting Pronouncements Continued

     In according with Statement No. 142, the effect of this change is reflected prospectively. The following table reflects the results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001:

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

Net loss before cumulative effect of
  accounting change:

    As reported                                   $   (322,759)    $   (156,188)

    Goodwill amortization                                   --           11,298

                                                  ------------     ------------
                                                  $   (322,759)    $   (144,890)
                                                  ============     ============

Basic and diluted loss per common share before cumulative effect of accounting change:

        As reported                               $     (0.036)    $     (0.027)
                                                  ============     ============

        As adjusted                               $     (0.036)    $     (0.025)
                                                  ============     ============


4.   Fair value information
     ----------------------

     Fair value of shares issued as indicated in accordance with FASB No. 123 as restated consists of:


                                                  NO. OF           THREE MONTHS ENDED
                                                  SHARES /               MARCH 31,
                                               --------------------------------------------
                                                  OPTIONS          2002            2001
                                               ------------    ------------    ------------
COMMON STOCK:
    Conversion of short-term debt to equity         225,000    $    142,098    $         --

    Shares issued for services                      267,000         114,650              --

                                                               ------------    ------------
                                                               $    256,748    $         --
                                                               ============    ============
COMMON STOCK OPTIONS:

    Options issued for services                      50,000    $      3,457    $         --
                                                               ============    ============

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

OVERVIEW
New Millennium Media International, Inc. (NMMI) is engaged in activities in the advertising business. The primary activity of the Company currently involves several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display board, "EyeCatcher Powered by Insight" back-lit movable display boards, plasma screens and LED display boards. NMMI sells advertising space on these display boards on a contractual yearly basis, payable monthly, or in the case of the LED boards, on an event basis. In certain instances we sell and continue to sell motion display boards. The criteria that determines the sale rather than leasing the displays is two fold: (i) sales in foreign countries where recovery of the displays in the event of non-payment would be a major expense and recovery of the display economically impractical and, (ii) sales to customers in large quantity where leasing the displays is determined to be nearly impossible and the customer retaining the displays for its own benefit and the customer intending to place the displays in non-competition with the business model of the Company. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards.

NMMI continues to incur significant losses from operations. We incurred losses from operations of $322,759 for the quarter ended March 31, 2002 and $156,188 in 2001. As of March 31, 2002, we had an accumulated deficit of $ 4,154,113.

CRITICAL ACCOUNTING POLICIES
Our financial  statements  and related  financial  information  are based on the application  of accounting  principles  generally  accepted in the United States
(GAAP). The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amount of revenue and expenses during the periods. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Estimates have been made by management in several areas including, but not limited, to accounts receivable allowances, valuation of long-lived and intangible assets including goodwill. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and review valuations based on estimates for reasonableness and conservatism on a consistent basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As discussed in Note 3 to the financial statements, we adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and have performed the required impairment tests of goodwill and indefinite intangible assets and have recognized an impairment loss of $565,095 resulting from the cumulative effect of the change in accounting principle during the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment primarily through equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Condensed Balance Sheet, the Property and Equipment net has decreased only slightly, 3%, during the interim 3 months period of 2002 due to depreciation expense; however, the Total Other Assets shows a decrease of $562,767, 83%. This is primarily because of the $565,095 of Intangible Assets decrease to zero that was caused by the impairment of goodwill under a recent Financial Accounting Standards Board Statement. A detailed explanation of this issue is included in Note 3, Effect of Recent Accounting Pronouncements in the Notes to the Condensed Financial Statements attached hereto. The decrease in Total Current Liabilities during this first quarter of 2002 is relatively insignificant, $23,958, approximately 1%. The Total Stockholders' Deficit decreased $627,647, a decrease of 198.54% for this 3 months period.

RESULTS OF OPERATIONS
Revenue
The comparative revenue for the first three months of 2002 compared to the same period for 2001 shows an increase of $67,677, 47%. This increase id due primarily to the contract rental of the mobile LED unit and the increase of advertising revenue generated by the EyeCatcher motion displays. The Company continues lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the lease and sale of the motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or a yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $207,372, 82%, for the first quarter comparison of 2002 and 2001. This increase is due primarily to the Company being operational.

Interest Expense
Interest Expense increased by $18,625, 167%, for the first three months of 2002 compared to the same period of 2001. This interest expense increased primarily as a result of the Company continuing to finance its operation through borrowing funds.

Depreciation
Depreciation and amortization increased by $8,251, 23%, primarily as a result of additional advertising boards being available for lease.

Total Costs and Expenses
The Total Costs and Expenses have increased by $234,248, an increase of 78% in this first quarter of 2002 when compared to the first quarter of 2001. This is the effect of the Company continuing to grow and add EyeCatcher motion displays and support personnel. Many of these costs and expenses are non-recurring startup expenses.

Loss Before Cumulative Effect of Change in Accounting Principle
This loss more than doubled when compared to the same first quarter for 2001. This operational loss is principally due to the continuing Company growth which requires additional display boards and equipment as well as the in-house personnel necessary to provide operational support.

Cumulative Effect of Change in Accounting Principle
For a detailed explanation of this issue please see Note 3, Effect of Recent Accounting Pronouncements, in the Notes to the Condensed Financial Statements attached hereto.

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share before cumulative effect of change in accounting principle for the first quarter of 2002 compared to the same quarter of 2001 increased from $(0.027) to $(0.036), a comparative Basic Loss Per Common Share decrease of approximately 33%. This loss per common share is a function of the Costs and Expenses versus Income. As stated above, a major portion of the Costs and Expenses are non-reoccurring start-up costs. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

Cumulative Effect of Change in Accounting Principle
The $(0.064) Cumulative Effect of Change in Accounting Principle cannot be compared to any earlier period. For a detailed analysis of this principle, please see Note 3, Effect of Recent Accounting Pronouncements, in the Notes to the Condensed Financial Statements attached hereto.

Net Loss and Weighted Average Common Shares Outstanding
The Net Loss has increased 3.7 times that shown for the first three months of 2001. This marked increase is a direct function of the Change in Accounting Principle as described above. The Weighted Average Common Shares Outstanding increased by 3,037,554 shares for the comparison of the first quarter of 2001 to 2002.

TRENDS AND EVENTS
Over the past approximately three months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue.

Although forward looking with no real assurance that the future will unfold as anticipated by management, the Company management certainly feels that the current trend of the Company is toward an increased number of motion displays in place and a continuing increase in the number of bookings for the mobile LED unit. In the opinion of management, the cumulative effect of these events is a positive trend. Thus far the Company has continued to grow at a slow, but steady pace, there is, however, no real assurance that this positive trend will continue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK TRANSFERRED
The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration regarding the following transfers to accredited investors because they did not involve a public offering.

February 11, 2002 the Company transferred an aggregate of 50,000 shares of not registered common stock to seven Accredited Investors (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for their respective loans to the Company of $250,000. The essential terms of the loan agreement are that the Company will pay 5% per annum interest and if the loans are not repaid within 60 days, then for each $25,000 loaned to the Company, the Company shall transfer to the lender 5,000 shares of not registered common stock for $25. Because these shares are considered as partial interest payment, for accounting purposes they are valued at $2,078. Although the loans were made at different dates, the dates range from April 4, 2001 through June 14, 2001 and the issued shares are accounted for accordingly.

Pursuant to the terms of a lawsuit settlement, 65,000 shares of restricted common stock were transferred on January 15, 2002 to the Plaintiff, Joseph Maenza, an accredited investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended), as final and full settlement of the lawsuit. For this purpose, these shares were valued at $29,348.

October 2, 2000 San Rafael Consulting Group, LLC loaned to the Company one hundred thousand dollars evidenced by a demand payment promissory note obligating the Company to pay interest at an annual rate of twelve percent (12%). In January 2002 the Company and the note holder, San Rafael Consulting Group, LLC reached an agreement to convert the principal and all accrued interest to one hundred sixty thousand (160,000) shares of Company restricted common stock. This agreement was fully consummated January 2002 and the shares were issued pursuant thereto.

January 21, 2002 the Company entered into an Investment Banking Agreement with Platinum Capital North America, S. A.., a Swiss investment firm, to assist the Company in raising capital through a private placement. Pursuant to this agreement the Company issued 100,000 shares of common stock.

February 14, 2002 the Company issued 67,000 shares of Employees Stock Option Plan shares to a business consultant in consideration for consulting services relating to business strategy, financial public relations, including introducing the Company to broker-dealers, market makers, banks, financial advisor, underwriters, financial institutions and potential investors, both in the United States and Europe. This consulting service is without further consideration and/or other remuneration to the consultant.

March 18, 2002 the Company issued 100,000 shares of restricted common stock to AMS Controls, Inc., the supplier of the "EyeCatcher Powered by Insight" back-lit motion displays according to a security arrangement for payment of displays.

WARRANTS ISSUED None in the first quarter of 2002.

USE OF PROCEEDS
The proceeds from these transactions (Common Stock Transferred) were used for working capital and general corporate purposes, including acquisitions, funding anticipated operating losses, sales and marketing expenses, purchase of additional inventory, working capital and to fund payment obligations for contemplated acquisitions, corporate partnering arrangements and lawsuit settlement. We reserve the right to vary the use of proceeds among these categories because our ability to use the proceeds is dependent on a number of factors, including the extent of market acceptance of our variety of display boards, unexpected expenditures for further technical development, sales and marketing efforts and the effects of competition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On March 19, 2002 the Company filed an amended Form 10-KSB/A for year-end 2001 and filed a second amended Post Effective Amendment to Form SB-2 Registration Statement for Small Business Issuers the original of which was filed September 13, 2000. On April 22, 2002 the Securities and Exchange Commission commented on the second amended Post Effective Amendment. A third amended Post Effective Amendment to Form SB-2 Registration Statement for Small Business Issuers is currently in process.

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

Signed and submitted this 20th day of May 2002.


                                        New Millennium Media International, Inc.
                                                          (Registrant)

                                        by: /s/ John Thatch
                                            ------------------------------------
                                            John Thatch as President/CEO