Form 10QSB
period 2002-06-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2002-08-14
CIK 1108967

As filed with the Securities and Exchange Commission on August 14, 2002 Registration No. _______________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2002
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

                                 Yes [X] No [ ]

As of June 30, 2002 there were 9,733,047 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
Part I    Financial Information................................................3
          Item 1    Financial Statements ......................................3
                    Condensed Balance Sheet....................................3
                    Condensed Statement of Operations..........................4
                    Condensed Statement of Cash Flows..........................5
                    Notes to the Condensed Financial Statements................6
          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............8
                    Overview...................................................8
                    Critical Accounting Policies...............................8
                    Liquidity and Capital Resources............................9
                    Material Changes in Financial Condition....................9
                    Results of Operations......................................9
                    Net Loss..................................................10
                    Trends and Events.........................................10
          Item 3    Quantitative and Qualitative Disclosures
                    About Market Risk.........................................11
Part II   Other Information...................................................11
          Item 1    Legal Proceedings.........................................11
          Item 2    Changes in Securities and Use of Proceeds.................11
                    Common Stock Transferred..................................11
                    Warrants Issued...........................................12
                    Use of Proceeds...........................................12
          Item 3    Defaults Upon Senior Securities...........................12
          Item 4    Submission of Matters to a Vote of Security Holders.......12
          Item 5    Other Information.........................................12
          Item 6    Exhibits and Reports on Form 8-K..........................13
Signatures....................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                             CONDENSED BALANCE SHEET

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2002             2001
                                                                     (UNAUDITED)       (AUDITED)
                                                                     ------------     ------------
ASSETS

Current Assets:
     Cash                                                            $      2,755     $     47,239
     Accounts Receivable                                                   70,024           23,395
     Inventory                                                                 --               --
     Prepaid Assets                                                        21,728           47,227
                                                                     ------------     ------------
           Total Current Assets                                            94,507          117,861
                                                                     ------------     ------------

Property and Equipment
     Property and Equipment - net                                       1,383,769        1,461,824
                                                                     ------------     ------------

Other Assets
     Intangible assets - net                                              100,000          665,095
     Other assets                                                          52,662           13,986
                                                                     ------------     ------------
           Total Other Assets                                             152,662          679,081
                                                                     ------------     ------------

                                                                     $  1,630,938     $  2,258,766
                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                           $    435,835     $    520,377
     Notes and loans payable                                              577,760          612,697
     Related party payables                                               985,919          809,554
                                                                     ------------     ------------

           Total Current Liabilities                                    1,999,514        1,942,628
                                                                     ------------     ------------

Long-term Liabilities                                                          --               --

Stockholders' Equity
     Common stock, par value $.001; 15,000,000 shares
           authorized; 9,733,047 and 8,610,047 shares issued
           and outstanding, respectively, 2002 and 2001                     9,733            8,610
     Common stock warrants                                                 70,890           69,290
     Common stock options; none and 25,000 issued and outstanding,
           respectively, 2002 and 2001 exercisable at $.005 per option         --            1,175
     Preferred stock, par value $.001; 10,000,000 shares authorized,
           no shares issued and outstanding                                    --               --
     Additional paid in capital                                         5,830,192        5,336,697
     Accumulated Deficit                                               (4,446,016)      (3,266,259)
                                                                     ------------     ------------
                                                                        1,464,799        2,149,513
     Less common stock subscribed                                      (1,833,375)      (1,833,375)
                                                                     ------------     ------------
           Total Stockholders' Equity                                    (368,576)         316,138
                                                                     ------------     ------------
                                                                     $  1,630,938     $  2,258,766
                                                                     ============     ============

                             See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                          FOR THE          FOR THE          FOR THE          FOR THE
                                                          QUARTER          QUARTER        SIX MONTHS       SIX MONTHS
                                                           ENDED            ENDED            ENDED            ENDED
                                                          6/30/02          6/30/01          6/30/02          6/30/01
                                                       ------------     ------------     ------------     ------------
Revenues                                               $    247,820     $     74,991     $    459,247     $    218,741

Costs and Expenses:
     General and administrative                             461,784          309,091          922,794          562,729
     Interest expense                                        34,310           15,559           64,119           26,743
     Depreciation and amortization                           43,629           35,116           86,996           70,232
                                                       ------------     ------------     ------------     ------------
          Total costs and expenses                          539,723          359,766        1,073,909          659,704
                                                       ------------     ------------     ------------     ------------

Loss before cumulative effect of change
     in accounting principle                               (291,903)        (284,775)        (614,662)        (440,963)
Cumulative effect of change in accounting principle              --               --         (565,095)              --
                                                       ------------     ------------     ------------     ------------

Net Loss                                               $   (291,903)    $   (284,775)    $ (1,179,757)    $   (440,963)
                                                       ============     ============     ============     ============

Basic and diluted loss per common share:

     Loss before cumulative effect of change
          in accounting principle                      $     (0.031)    $     (0.043)    $     (0.067)    $     (0.069)
     Cumulative effect of change in
          accounting principle                                   --               --           (0.062)              --
                                                       ------------     ------------     ------------     ------------

Net Loss                                               $     (0.031)    $     (0.043)    $     (0.129)    $     (0.069)
                                                       ============     ============     ============     ============

Weighted Average Number of Shares Outstanding             9,442,547        6,556,861        9,171,547        6,403,491
                                                       ============     ============     ============     ============

                            See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                       FOR THE          FOR THE          FOR THE          FOR THE
                                                                       QUARTER          QUARTER        SIX MONTHS       SIX MONTHS
                                                                        ENDED            ENDED            ENDED            ENDED
                                                                       6/30/02          6/30/01          6/30/02          6/30/01
                                                                    ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $   (291,903)    $   (284,775)    $ (1,179,757)    $   (440,963)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Cumulative effect of change in accounting principle                 --               --          565,095               --
          Depreciation and amortization                                   43,629           35,116           86,996           70,232
          Fair value of shares issued for services                        20,000           25,000          134,650           76,685
          Fair value of options issued                                     3,576               --            7,033               --
          Fair value of warrants issued                                    1,600               --            1,600               --
          (Increase) decrease in accounts receivable                     (18,770)         (38,706)         (46,629)        (114,939)
          (Increase) decrease in prepaid expenses                         (7,500)          (1,876)          25,500           (1,876)
          (Increase) decrease in other assets                            (36,348)              --          (39,026)              --
          Increase (decrease) in accounts payable
              and accrued expenses                                      (102,529)          36,464          (87,471)          79,916
          Increase (decrease) in related party payables                  165,836               --          213,917               --
                                                                    ------------     ------------     ------------     ------------
              Net cash provided by (used in) operating activities       (222,409)        (228,777)        (318,092)        (330,945)
                                                                    ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                   (7,940)          (6,062)          (7,940)         (10,767)
                                                                    ------------     ------------     ------------     ------------

          Net provided by (used in) investing activities                  (7,940)          (6,062)          (7,940)         (10,767)
                                                                    ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans                                                 186,198          250,000          241,198          310,000
     Proceeds from common stock transactions                              40,000               --           40,000           50,000
     Proceeds from exercise of common stock options                           --               --              350               --
                                                                    ------------     ------------     ------------     ------------

          Net cash provided by (used in) financing activities            226,198          250,000          281,548          360,000
                                                                    ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                    $     (4,151)    $     15,161     $    (44,484)    $     18,288

Cash and cash equivalents at beginning of period                           6,906            3,127           47,239               --
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period                          $      2,755     $     18,288     $      2,755     $     18,288
                                                                    ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                                   --               --               --               --

     Cash paid during the year for income taxes                               --               --               --               --

     Supplemental schedule of noncash investing
       and financing activities:
           Fair value of shares issued (1,000 shares) to
               purchase property and equipment                      $      1,000     $         --     $      1,000     $         --

           Conversion of short-term debt to equity                       168,660           13,000          310,758           13,000

                            See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation
     ----------------------

     The accompanying unaudited condensed statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

     Under Statement No. 142, all intangible assets, including goodwill that results from business combinations, are periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Any impairment loss that is recognized as a result of completing the transitional impairment testing in the year of adoption is treated as a cumulative effect of a change in accounting principle and recognized in these interim financial statements. Statement No. 142 prescribes a two-step process for impairment testing of goodwill: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company completed its step one impairment analysis during the current quarter, which indicated that the carrying value was greater than the fair value and that an impairment existed. The Company also completed step two of the testing during the first quarter allocating the fair value of the reporting unit considering the sources of recognized goodwill in making the initial assignment as well as the reporting units to which the related acquired net assets were assigned. As a result of using the fair value approach, an impairment charge of $ 565,095 has been recognized.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     Effect of Recent Accounting Pronouncements Continued
     ----------------------------------------------------

     In accordance with Statement No. 142, the effect of this change is reflected prospectively. The following table reflects the results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001:

                                             FOR THE QUARTER ENDED                              SIX MONTHS ENDED
                                                    JUNE 30,                                        JUNE 30,
                                 --------------------------------------------    -------------------------------------------
                                         2002                    2001                     2002                     2001
                                 --------------------------------------------    -------------------------------------------

                                  NO. OF                  NO. OF                  NO. OF                  NO. OF
                                 SHARES /                SHARES /                SHARES /                SHARES /
                                 OPTIONS      AMOUNT     OPTIONS      AMOUNT     OPTIONS      AMOUNT     OPTIONS      AMOUNT
                                 --------    --------    --------    --------    --------    --------    --------    --------
COMMON STOCK:
  Conversion of short-term
    debt to equity                335,000    $168,660      20,000    $ 13,000     560,000    $310,758      20,000    $ 13,000

  Shares issued for services       40,000      20,000     100,000      25,000     307,000     134,650     306,740      76,685
                                             --------                --------                --------                --------
                                             $188,660                $ 38,000                $445,408                $ 89,685
                                             ========                ========                ========                ========
COMMON STOCK OPTIONS:

  Options issued for services     125,000    $  3,576          --    $     --     175,000    $  7,033          --    $     --
                                             ========                ========                ========                ========


4.   Fair value information
     ----------------------

     Fair value of shares issued as indicated in accordance with FASB No. 123 as restated consists of:

                                                              FOR THE QUARTER ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                           --------------------------     --------------------------
                                                               2002            2001           2002            2001
                                                           ------------     ---------     ------------     ---------
Net loss before cumulative effect of accounting change:
    As reported                                            $   (291,903)    $(284,775)    $   (614,662)    $(440,963)

    Goodwill amortization                                            --        11,298               --        22,596

                                                           ------------     ---------     ------------     ---------
        Net loss after cumulative effect
          of accounting change                             $   (291,903)    $(273,477)    $   (614,662)    $(418,367)
                                                           ============     =========     ============     =========

Basic and diluted loss per common share before cumulative effect of accounting change:

        As reported                                        $     (0.031)    $  (0.043)    $     (0.067)    $  (0.069)
                                                           ============     =========     ============     =========

        As adjusted                                        $     (0.031)    $  (0.042)    $     (0.067)    $  (0.065)
                                                           ============     =========     ============     =========

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

OVERVIEW
New Millennium Media International, Inc. (NMMI) is engaged in activities in the advertising business. The primary activity of the Company currently involves several types of visual advertising: The IllumiSign-EyeCatcher front-lit motion display boards, the IllumiSign-EyeCatcher back-lit motion display boards, plasma screens and LED display boards. NMMI sells advertising space on these display boards on a contractual yearly basis, payable monthly or in the case of the LED boards, on an event basis. In certain instances we sell and continue to sell motion display boards. The criteria that determines the sale rather than leasing the displays is two fold: (i) sales in foreign countries where recovery of the displays in the event of non-payment would be a major expense and recovery of the display economically impractical and, (ii) sales to customers in large quantity where leasing the displays is determined to be nearly impossible and the customer retains the displays for its own benefit and the customer intends to place the displays in non-competition with the business model of the Company. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards.

NMMI continues to incur significant losses from operations. We incurred losses from operations of $291,903 for the quarter ended June 30, 2002 compared to $284,775 for the same term of 2001and the loss for the first six months of 2002 was $614,662 compared to $440,963 for the first six months of 2001. As of June 30, 2002, we had an accumulated deficit of $ 4,446,016.

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

As discussed in Note 3 to the financial statements, we adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and have performed the required impairment tests of goodwill and indefinite intangible assets and have recognized an impairment loss of $565,095 resulting from the cumulative effect of the change in accounting principle during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment primarily through equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Condensed Balance Sheet, the Property and Equipment net has decreased only slightly, 5%, during the first 6 months period of 2002 compared to the first six months of 2001 due to depreciation expense; however, the Total Other Assets shows a decrease of $526,419, 77%. This is primarily because of the $565,095 of Intangible Assets decrease to zero that was caused by the impairment of goodwill under a recent Financial Accounting Standards Board Statement. A detailed explanation of this issue is included in Note 3, Effect of Recent Accounting Pronouncements in the Notes to the Condensed Financial Statements attached hereto. The increase in Total Current Liabilities during these first six months of 2002 is relatively insignificant, $56,886, approximately 2.9%. The Total Stockholders' Equity decreased $684,714, a decrease of 216% for this 6 months period due to these losses.

RESULTS OF OPERATIONS
Revenue
The comparative revenue for the second quarter of 2002 compared to the same period for 2001 shows an increase of $172,829, 230% for the first two quarters of 2002 compared to 2001 the increase is $240,506, 110%. This increase is due primarily to the contract rental of the mobile LED unit and the increase of advertising revenue generated by the EyeCatcher motion displays. The Company continues lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the lease and sale of the motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort so long as the display board continues to produce revenue with no additional effort. No additional effort is generally necessary to place the display board because it remains in place at the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $152,693, 49%, for the second quarter comparison of 2002 and 2001 and an increase of $360,065, 64%, for the first two quarters comparison of 2002 and 2001. These increases are due primarily to the Company continuing to grow, adding employees, providing employee incentives, employee benefits, management consulting, interest, depreciation and royalty allowance for the IllumiSign-EyeCatcher front-lit licensing agreement. The current staffing of the Company is expected to be sufficient to carry the Company through its growth during the next six to twelve months at the present rate of growth.

Interest Expense
Interest Expense increased by $18,751, 121%, for the second quarter of 2002 compared to the same period of 2001 and $37,376, 140%, for the first two quarters comparison for those same years. This interest expense increased primarily as a result of the Company continuing to finance its operation through borrowing funds.

Depreciation
Depreciation and amortization increased by $8,513, 24%, for the second quarter and $16,764, 24%, for the first two quarters of 2002 and 2001. This increase continues to be the result of additional advertising boards being available for lease.

Total Costs and Expenses
The Total Costs and Expenses have increased by $179,957, an increase of 50% in this second quarter of 2002 when compared to the second quarter of 2001 and $414,205, 63%, for the first six months comparison for these years. This is the effect of the Company continuing to grow and add EyeCatcher motion displays and support personnel as described above under the heading General and
Administrative Costs and Expenses. Many of these costs and expenses are non-recurring startup expenses.

Loss Before Cumulative Effect of Change in Accounting Principle
This loss increased 3%, $7,128, for the second quarter comparison and 39%, $173,699 for the first two quarters comparison for years 2002 and 2001. This operational loss is principally due to the continuing Company growth which requires additional display boards and equipment as well as the in-house personnel necessary to provide operational support.

Cumulative Effect of Change in Accounting Principle
For a detailed explanation of this issue please see Note 3, Effect of Recent Accounting Pronouncements, in the Notes to the Condensed Financial Statements attached hereto.

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share before cumulative effect of change in accounting principle for the second quarter of 2002 compared to the same quarter of 2001 decreased from $(0.043) to $(0.031), a comparative Basic Loss Per Common Share decrease of approximately 28%. For the first six months comparison there was a decrease in the loss per share of $(0.002), 3%. This decrease in loss per common share is a function of the increase in the number of Weighted Average Number of Shares Outstanding. As stated above, a major portion of the Costs and Expenses are non-reoccurring start-up costs. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher backlit and front-lit display board and the LED display sign truck.

Cumulative Effect of Change in Accounting Principle
The $(0.062) Cumulative Effect of Change in Accounting Principle cannot be compared to any earlier period. For a detailed analysis of this principle, please see Note 3, Effect of Recent Accounting Pronouncements, in the Notes to the Condensed Financial Statements attached hereto.

Net Loss and Weighted Average Common Shares Outstanding
The Net Loss has decreased by 28%, $0.012, for the 2002 and 2001 quarters ending June 30 and has increased 87% for the six months ending June 30. This six months increase is due primarily to the change in accounting principle as noted above and in Note 4, Fair Value Information, in the Notes to the Condensed Financial Statements attached hereto. The Weighted Average Common Shares Outstanding increased by 2,885,686 shares for the comparison of the second quarters of 2001 to 2002 and 2,768,056 for the first two quarters comparison.

TRENDS AND EVENTS
Over the past approximately six months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell IllumiSign-EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers of the displays have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
The Company is presently negotiating the settlement of an ongoing litigation in Great Britain with the individual patent owner who licenses to the Company the current manufacture and sale of the front-lit IllumiSign EyeCatcher display. This litigation is described as Maurice Grosse and New Millennium Media International, Inc., Claim Number HQ02X01340 in the High Court of Justice, Queen's Bench Division. These settlement negotiations are progressing and should be concluded in the next few months. This litigation was initiated as a result of the Company deciding to phase out distribution of the IllumiSign-EyeCatcher front-lit displays in deference to the more modern back-lit displays.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK TRANSFERRED
The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration regarding the following transfers to accredited investors because they did not involve a public offering.

April 4, 2002 (75,000 shares) and June 27, 2002 (50,000 shares) the Company transferred an aggregate of 125,000 shares of not registered common stock to seven Accredited Investors (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for their respective loans to the Company of $250,000. The essential terms of the loan agreement are that the Company will pay 5% per annum interest and if the loans are not repaid within 60 days, then for each $25,000 loaned to the Company, the Company shall transfer to the lender 5,000 shares of not registered common stock for $25. Because these shares are considered as partial interest payment, for accounting purposes they are valued at $5,756 that includes $2,055 for interest that accrued on 50,000 shares during the first quarter of 2002, but which were unexercised until the second quarter of 2002. Although the loans were made at different dates, the dates range from April 4, 2001 through June 14, 2001 and the issued shares are accounted for accordingly.

April 10, 2002 the Company issued 40,000 shares of restricted common stock as payment in full for the purchase of ten IllumiSign-EyeCatcher displays.

May 20, 2002 the Company issued 215,000 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for the investor's payment to the Company of $40,000 and the investor's conversion to 135,000 shares of Company restricted common stock of a March 2001 $60,000 loan to the Company plus accrued interest of $8,660.

In accordance with the terms of the Company Employee Stock Option Plan, on June 18, 2002 the Company issued 200,000 shares of Company Employees Stock Option Plan stock to an employee in consideration for $100,000.

June 27, 2002 the Company issued 1,000 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) along with $2,000 cash in consideration for the conveyance to the Company of a late model van intended to be used by the Company to transport IllumiSign-EyeCatcher displays.

WARRANTS ISSUED
May 9, 2002 the Company issued to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) a warrant to purchase up to 25,000 shares of Company common stock at a strike price of $0.75 per share for a term of one year after the May 9, 2002 issuance of the warrant. Utilizing the Black Scholes formula, assuming a 1 year life, no expected dividends, volatility of 50% and interest rate of 3%, the Company determined that the fair value of this warrant for the quarter ended June 30, 2002 to be $1,600.

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

Signed and submitted this 14 day of August 2002.


                                        New Millennium Media International, Inc.
                                                     (Registrant)

                                        by:___/s/______________________________
                                           John Thatch as President/CEO