Form 10QSB
period 2002-09-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2002-11-14
CIK 1108967

NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                      For quarter ended September 30, 2002
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

As of September 30, 2002 there were 10,623,006 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information ............................................   3
          Item 1    Financial Statements ...................................   3
                    Condensed Balance Sheet ................................   3
                    Condensed Statement of Operations ......................   4
                    Condensed Statement of Cash Flows ......................   5
                    Notes to the Condensed Financial Statements ............   6
          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..........   8
                    Overview ...............................................   8
                    Critical Accounting Policies ...........................   8
                    Liquidity and Capital Resources ........................   9
                    Material Changes in Financial Condition ................   9
                    Results of Operations ..................................   9
                    Net Loss ...............................................  10
                    Trends and Events ......................................  10
          Item 3    Quantitative and Qualitative Disclosures
                    About Market Risk ......................................  11
Part II   Other Information ................................................  11
          Item 1    Legal Proceedings ......................................  11
          Item 2    Changes in Securities and Use of Proceeds ..............  11
                    Common Stock Transferred ...............................  11
                    Warrants Issued ........................................  12
                    Use of Proceeds ........................................  12
          Item 3    Defaults Upon Senior Securities ........................  12
          Item 4    Submission of Matters to a Vote of Security Holders ....  12
          Item 5    Other Information ......................................  12
          Item 6    Exhibits and Reports on Form 8-K .......................  13
Signatures .................................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                                                                           September 30,     December 31,
                                                                                2002             2001
                                                                            (UNAUDITED)       (AUDITED)
                                                                            ------------     ------------
ASSETS

Current Assets:
         Cash                                                               $     30,723     $     47,239
         Accounts receivable                                                      15,195           23,395
         Inventory                                                                    --               --
         Prepaid assets                                                           21,728           47,227
                                                                            ------------     ------------
              Total Current Assets                                                67,646          117,861
                                                                            ------------     ------------

Property and Equipment
         Property and equipment - net                                          1,340,040        1,461,824
                                                                            ------------     ------------

Other Assets
         Intangible assets - net                                                  95,000          665,095
         Other assets                                                             69,902           13,986
                                                                            ------------     ------------
              Total Other Assets                                                 164,902          679,081
                                                                            ------------     ------------

                                                                            $  1,572,588     $  2,258,766
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                              $    421,836     $    520,377
         Notes and loans payable                                                 700,519          612,697
         Related party payables                                                1,012,514          809,554
                                                                            ------------     ------------
              Total Current Liabilities                                        2,134,869        1,942,628
                                                                            ------------     ------------

Long-term Liabilities                                                                 --               --

Stockholders' Equity
         Common stock, par value $.001; 15,000,000 shares
              authorized; 10,623,006 and 8,610,047 shares issued
              and outstanding, respectively, 2002 and 2001                        10,623            8,610
         Common stock warrants                                                    70,890           69,290
         Common stock options; 25,000 issued and outstanding,
              exercisable at $.005 per option                                      1,228            1,175
         Preferred stock, par value $.001; 10,000,000 shares
              authorized, no shares issued and outstanding                            --               --
         Additional paid in capital                                            6,149,245        5,336,697
         Accumulated deficit                                                  (4,960,892)      (3,266,259)
                                                                            ------------     ------------
                                                                               1,271,094        2,149,513
         Less common stock subscribed                                         (1,833,375)      (1,833,375)
                                                                            ------------     ------------
              Total Stockholders' Equity                                        (562,281)         316,138

                                                                            ------------     ------------
                                                                            $  1,572,588     $  2,258,766
                                                                            ============     ============

                             See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         FOR THE          FOR THE          FOR THE          FOR THE
                                                         Quarter          Quarter        Nine Months      Nine Months
                                                          Ended            Ended            Ended            Ended
                                                         9/30/02          9/30/01          9/30/02          9/30/01
                                                       ------------     ------------     ------------     ------------

Revenues                                               $     73,100     $     10,441     $    532,347     $    229,182

Costs and Expenses:
       General and administrative                           512,049          372,268        1,434,842          934,997
       Interest expense                                      28,823           21,216           92,942           47,959
       Depreciation and amortization                         43,729           35,116          130,726          105,348
                                                       ------------     ------------     ------------     ------------
            Total costs and expenses                        584,601          428,600        1,658,510        1,088,304
                                                       ------------     ------------     ------------     ------------

Loss from Operations                                       (511,501)        (418,159)      (1,126,163)        (859,122)
                                                       ------------     ------------     ------------     ------------

Other Income
       Gain on settlement of debt                             7,989               --            7,989               --
                                                       ------------     ------------     ------------     ------------

Loss before cumulative effect of change
       in accounting principle                             (503,513)        (418,159)      (1,118,174)        (859,122)

Cumulative effect of change in accounting principle              --           11,298         (565,095)          33,894

                                                       ------------     ------------     ------------     ------------
Net Loss                                               $   (503,513)    $   (406,861)    $ (1,683,269)    $   (825,228)
                                                       ============     ============     ============     ============

Basic and diluted loss per common share:

       Loss before cumulative effect of change
            in accounting principle                    $     (0.049)    $     (0.055)    $     (0.116)    $     (0.124)
       Cumulative effect of change in
            accounting principle                                 --            0.001           (0.059)           0.005

                                                       ------------     ------------     ------------     ------------
Net Loss                                               $     (0.049)    $     (0.054)    $     (0.175)    $     (0.119)
                                                       ============     ============     ============     ============

Weighted Average Number of Shares Outstanding            10,178,027        7,649,361        9,616,527        6,935,992
                                                       ============     ============     ============     ============

                             See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                      For the         For the         For the         For the
                                                                      QUARTER         QUARTER       NINE MONTHS     NINE MONTHS
                                                                       ENDED           ENDED           ENDED           ENDED
                                                                      9/30/02         9/30/01         9/30/02         9/30/01
                                                                    -----------     -----------     -----------     -----------

Cash Flows from Operating Activities:
     Net income (loss)                                              $  (503,513)    $  (418,159)    $(1,683,269)    $  (859,122)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Cumulative effect of change in accounting principle              --              --         565,095              --
            Gain on conversion of debt to equity                         (7,989)             --           7,989              --
            Depreciation and amortization                                43,729          35,116         130,726         105,348
            Fair value of shares issued for services                    213,788          15,000         348,438          91,685
            Fair value of warrants / options issued for services         17,409          17,409
            Fair value of options issued                                  3,683              --           8,261              --
            Fair value of warrants issued                                    --              --           1,600              --
            (Increase) decrease in accounts receivable                   54,829          78,776           8,200         (36,163)
            (Increase) decrease in intangible assets                      5,000              --           5,000              --
            (Increase) decrease in prepaid expenses                          --            (500)         25,500          (2,376)
            (Increase) decrease in other assets                         (18,191)       (110,304)        (57,216)       (110,304)
            Increase (decrease) in accounts payable
                and accrued expenses                                       (914)        129,123        (101,910)        209,039
            Increase (decrease) in related party payables                31,595              --         245,512              --
                                                                    -----------     -----------     -----------     -----------
                Net cash provided by (used in)
                    operating activities                               (177,983)       (253,539)       (496,074)       (584,484)
                                                                    -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                   --        (239,547)         (7,940)       (250,314)
                                                                    -----------     -----------     -----------     -----------
            Net provided by (used in) investing activities                   --        (239,547)         (7,940)       (250,314)
                                                                    -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans                                             100,000              --         341,198              --
        Proceeds from notes payable - Related                             5,000          10,000           5,000         320,000
        Proceeds from common stock transactions                         100,000         465,000         140,000         515,000
        Proceeds from exercise of common stock options                      950              --           1,300              --

                                                                    -----------     -----------     -----------     -----------
            Net cash provided by (used in)
                financing activities                                    205,950         475,000         487,498         835,000
                                                                    -----------     -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents                    $    27,967     $   (18,086)    $   (16,516)    $       202

Cash and cash equivalents at beginning of period                          2,755          18,288          47,239              --
                                                                    -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                          $    30,723     $       202     $    30,723     $       202
                                                                    ===========     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                                  --              --              --              --

     Cash paid during the year for income taxes                              --              --              --              --

     Supplemental schedule of noncash investing and financing activities:

            Fair value of shares issued (1,000) to purchase
                purchase property and equipment                     $        --     $        --     $     1,000     $        --

            Fair value of shares issued (10,000) for
               conversion of debt to equity                               3,700              --         314,458              --

            Fair value of shares issued (20,000) for amounts
                previously owed to secretary / treasurer                     --          13,000              --          13,000

                             See accompanying notes.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Effect of Recent Accounting Pronouncements - Cont'd.
----------------------------------------------------

In accordance with Statement No. 142, the effect of this change is reflected prospectively. The following table reflects the results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001:

                                                                   FOR THE QUARTER ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -------------------------     -------------------------
                                                                    2002           2001           2002           2001
                                                                 ----------     ----------     ----------     ----------

Net loss before cumulative effect of accounting change:

    As reported                                                  $ (503,513)    $ (418,159)    $(1,683,269)   $ (859,122)

    Goodwill amortization                                                --         11,298             --         33,894

                                                                 ----------     ----------     ----------     ----------
        Net loss after cumulative effect of accounting change    $ (503,513)    $ (406,861)    $(1,683,269)   $ (825,228)
                                                                 ==========     ==========     ==========     ==========


    cumulative effect of accounting change:

        As reported                                              $   (0.049)    $   (0.055)    $   (0.175)    $   (0.124)
                                                                 ==========     ==========     ==========     ==========

        As adjusted                                              $   (0.049)    $   (0.053)    $   (0.175)    $   (0.119)
                                                                 ==========     ==========     ==========     ==========

4.   Fair value information
     ----------------------

     Fair value of shares issued as indicated in accordance with FASB No. 123 as restated consists of:

                                           FOR THE QUARTER ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30,                                   SEPTEMBER 30,
                                --------------------------------------------    --------------------------------------------
                                        2002                    2001                    2002                    2001
                                --------------------    --------------------    --------------------    --------------------

                                 NO. OF                  NO. OF                  NO. OF                  NO. OF
                                SHARES /                SHARES /                SHARES /                SHARES /
                                OPTIONS      AMOUNT     OPTIONS      AMOUNT     OPTIONS      AMOUNT     OPTIONS      AMOUNT
                                --------    --------    --------    --------    --------    --------    --------    --------
COMMON STOCK:
  Conversion of short-term
    debt to equity                60,000    $  6,155      15,000    $ 15,000     620,000    $316,913      15,000    $ 15,000

  Shares issued for services     563,292     213,788          --          --     870,292     348,438     306,740      76,685

                                            --------                --------                --------                --------
                                            $219,943                $ 15,000                $665,351                $ 91,685
                                            ========                ========                ========                ========

COMMON STOCK OPTIONS:

  Options issued for services         --    $     --          --    $     --     175,000    $  7,033          --    $     --
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

NMMI continues to incur significant losses from operations. We incurred losses from operations of $503,513 for the quarter ended September 30, 2002 compared to $406,861 for the same term of 2001and the loss for the first nine months of 2002 was $1,683,269 compared to $825,228 for the first nine months of 2001. As of September 30, 2002, we had an accumulated deficit of $4,960,892.

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

As discussed in Note 3 to the financial statements, in June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and (SFAS) No. 142, Goodwill and Other Intangible Assets. We adopted these Standards and have performed the required impairment tests of goodwill and indefinite intangible assets and have recognized an impairment charge of $565,095 resulting from the cumulative effect of the change in accounting principle during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment primarily through equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Condensed Balance Sheet, the Property and Equipment net has decreased only slightly, 8%, during the first nine months period of 2002 compared to December 31, 2001 due to depreciation expense; however, the Total Other Assets shows a decrease of $514,179, 76%. This is primarily because of the $565,095 of Intangible Assets decrease to zero that was caused by the impairment of goodwill under a recent Financial Accounting Standards Board Statement. A detailed explanation of this issue is included in Note 3, EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS in the Notes to the Condensed Financial Statements attached hereto. The increase in Total Current Liabilities during these first nine months of 2002 increased by $192,241, 10%. The Total Stockholders' Equity decreased $878,419, a decrease of 278% for this nine months period due to these losses.

RESULTS OF OPERATIONS
Revenue
The comparative revenue for the third quarter of 2002 compared to the same period for 2001 shows an increase of $62,659, 600%. For the first three quarters of 2002 compared to 2001, the increase is $303,165 which equates to 132%. This increase is due primarily to the contract rental of the mobile LED unit and the increase of advertising revenue generated by the EyeCatcher motion displays. The Company continues to lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the lease and sale of the motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort so long as the display board continues to produce revenue with no additional effort. No additional effort is generally necessary to place the display board because it remains in place at the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $139,781, 38% for the third quarter comparison of 2002 and 2001 and an increase of $499,845, 53%, for the first three quarters comparison of 2002 and 2001. These increases are due primarily to the Company continuing to grow, adding employees, providing employee incentives, employee benefits, management consulting, interest, depreciation and royalty allowance for the IllumiSign-EyeCatcher front-lit licensing agreement. The current staffing of the Company is expected to be sufficient to carry the Company through its growth during the next six to twelve months at the present rate of growth.

Interest Expense
Interest Expense increased by $7,607, 36%, for the third quarter of 2002 compared to the same period of 2001 and $44,983, 94%, for the three quarters comparison for those same years. This interest expense increased primarily as a result of the Company continuing to finance its operation through borrowing funds.

Depreciation
Depreciation and amortization increased by $8,613, 25%, for the third quarter and $25,378, 24%, for the first three quarters of 2002 and 2001. This increase continues to be the result of additional advertising boards being available for lease.

Total Costs and Expenses
The Total Costs and Expenses have increased by $156,001, an increase of 36% in this third quarter of 2002 when compared to the third quarter of 2001 and $570,206, 52%, for the first nine months comparison for these years. This is the effect of the Company continuing to grow and add EyeCatcher motion displays and support personnel as described above under the heading General and
Administrative Costs and Expenses. Many of these costs and expenses are non-recurring startup expenses.

Loss Before Cumulative Effect of Change in Accounting Principle
This loss increased 20%, $85,354, for the third quarter comparison and 30%, $259,052 for the first three quarters comparison for years 2002 and 2001. This operational loss is principally due to the continuing Company growth which requires additional display boards and equipment as well as the in-house personnel necessary to provide operational support.

Cumulative Effect of Change in Accounting Principle
For a detailed explanation of this issue please see Note 3, EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS, in the Notes to the Condensed Financial Statements attached hereto.

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share BEFORE cumulative effect of change in accounting principle for the third quarter of 2002 compared to the same quarter of 2001 decreased from $(0.055) to $(0.049), a comparative Basic Loss Per Common Share decrease of approximately 11%. For the first nine months comparison there was a decrease in the loss per share of $(0.008), 6.4%. This decrease in loss per common share is a function of the increase in the number of Weighted Average Number of Shares Outstanding. As stated above, a major portion of the Costs and Expenses are non-reoccurring start-up costs. Compared to a year ago, we are now fully staffed and beginning to produce income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher backlit and front-lit display board and the LED display sign truck.

Cumulative Effect of Change in Accounting Principle
The $(0.001) Cumulative Effect of Change in Accounting Principle cannot be compared to any earlier period. For a detailed analysis of this principle, please see Note 3, EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS, in the Notes to the Condensed Financial Statements attached hereto.

Net Loss and Weighted Average Common Shares Outstanding
The Net Loss has decreased by 9%, $0.005, for the 2002 and 2001 quarters ending September 30 and has increased 47% for the nine months ending September 30. This nine months increase is due primarily to the change in accounting principle as noted above and in Note 4, FAIR VALUE INFORMATION, in the Notes to the Condensed Financial Statements attached hereto. The Weighted Average Common Shares Outstanding increased by 2,528,666 shares for the comparison of the third quarters of 2001 to 2002 and 2,680,535 for the first three quarters comparison.

TRENDS AND EVENTS
Over the past approximately nine months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell IllumiSign-EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers of the displays have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue.

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

July 1, 2002, the Company issued 200,000 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for consulting services in the area of public relations, corporate communications, investor relations, market information, preparing/editing press releases, preparation for conferences with market/securities analysts and manning a dedicated investor relations "hotline".

July 24, 2002, the Company issued 20,000 shares of New Millennium Media International, Inc. 2000 Stock Option Plan shares to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for professional advice and consulting services relating to existing and potential market makers, broker-dealers and underwriters, as well as being a liaison between the Company and such persons. The advice and services includes assistance in establishing and advising the Company with respect to: meetings and interviews of Company officers by other members of the financial community, both in the United States and in Europe and generally as a financial public relations counselor to the Company, including introducing the Company to broker-dealers, market makers, banks, financial advisor, financial institutions and potential investors, both in the United States and in Europe and introducing the Company to potential business partners and customers.

July 31, 2002, the Company issued 10,000 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for a full and general release of all claims relating to a $10,000 demand promissory note made by the Company in favor of the investor dated May 20, 1999.

August 27, 2002, the Company issued 312,625 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for reimbursement of shares used by the investor for marketing services that directly benefited the Company.

September 16, 2002, the Company issued 266,667 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for $100,000 cash to the Company.

September 16, 2002, the Company issued 30,667 shares of restricted common stock to an Accredited Investor (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) in consideration for consulting services in the area of public relations, corporate communications, investor relations and market information.

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

Signed and submitted this 14 day of November 2002.

                                   New Millennium Media International, Inc.
                                                 (Registrant)


                                   by: /s/
                                       -------------------------------------
                                       John Thatch as President/CEO/Director

                                  EXHIBIT INDEX

Exhibit Number      Title

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 CERTIFICATIONS

I,  John  "JT"  Thatch,  as   CEO/President/Director  of  New  Millennium  Media
International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of New Millennium Media International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            New Millennium Media International, Inc.


                                   by: /s/
                                       ---------------------------------------
                                       John "JT" Thatch CEO/President/Director