Form 10KSB/A
period 2001-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-04-15
CIK 1108967

As filed with the Securities and Exchange Commission on April 14, 2003

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  (2nd Amended)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2001 was $3,890,930 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers). See
Item 11. The total number of shares of issuer's common equity outstanding as of December 31, 2001 was 7,610,047 shares.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, the registrant had 7,610,047 shares of common stock outstanding.

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

Effective August 31, 1999 UNERGI, INC., a privately held Nevada corporation, merged into NEW MILLENNIUM MEDIA, INC., a wholly owned subsidiary of NMMI, which merger qualified as a tax free reorganization under section 368(a) of the Internal Revenue Code of 1986 as amended. The merger required that New
Millennium Media, Inc. be the surviving entity and all of the issued and outstanding shares of stock in Unergi, Inc. be prorata converted to 16,566,667 shares of common stock of NMMI. For a more detailed analysis of this transaction please see Notes to the Financial Statements, December 31, 2000 and 2001, Note 10, Restatement.

Effective March 9, 2000 SCOVEL CORPORATION, a Delaware corporation, merged into NMMI in a transaction intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 as amended. Prior to the merger Scovel Corporation had filed with the Securities and Exchange Commission a registration statement in form 10-SB which became effective pursuant to the Securities Exchange Act of 1934 on February 9, 2000 and was at the time of merger a reporting company pursuant to Section (g) hereunder. At the time of the merger Scovel Corporation had timely filed and was current on all reports required to be filed by it pursuant to Section 13 of the Securities Exchange Act of 1934. NMMI was the surviving entity resulting from the merger. All of the issued and outstanding shares of Scovel Corporation were converted into 500,000 shares of restricted common shares of NMMI. The transaction was treated as a recapitalization of NMMI.

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG.

BUSINESS OVERVIEW
For years the billboard industry has seen several consolidations with large corporate owners acquiring smaller (fewer than 50 billboards) independent operators. The purpose of these consolidations is to provide a platform for the corporate owners to attract large regional and national advertisers. Billboard advertising has evolved from painted signs without lights, to lighted signs, to vinyl covered signs, to prism boards (three sided boards which rotate three ads), to LED (light emitting diode) signs. Presently the plasma signs are used indoors and generally do not have a screen size larger than 60 inches. Advertisers soon learned that rotating signs attract the attention of viewers more effectively than static signs. The most prominent LED display sign is in Times Square in New York City. Despite the effectiveness of LED outdoor advertising, the billboard industry is moving slowly to the LED display sign because most large companies have a substantial investment in static signs. The cost to change a traditional static board to an LED display is approximately $1,000.000 to $2,000.000 depending on the size of the LED sign. This, of course, includes the electronics necessary to operate the sign from remote locations. In many instances, because of the additional weight of the LED sign, it is necessary to erect an entire new foundation along with accompanying supports. Another reason is that LED signs may only be installed in certain traffic areas because many cities and states have regulations that prohibit LED and prism signs on the basis that the signs may be distracting to passing drivers and may lead to an increase in the number of traffic accidents. NMMI has targeted markets where this may not be an issue.

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

NMMI provides several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display boards, the "EyeCatcher Powered by Insight" back-lit scrolling movable display boards, plasma screens and LED display boards. In most cases we retain ownership of all types of the machines and sell the advertising space on a monthly basis.

NMMI distributes throughout the United States the IllumiSign-Eyecatcher front-lit movable display boards. This board is steel encased, front lighted, and displays poster type ads. These mechanical devises come in various sizes ranging from 11 inches by 17 inches to 4 feet by 6 feet. Each machine is capable of rotating up to 24 posters at preprogrammed intervals ranging from 3 seconds to one hour.

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

OnScreen
On July 23, 2001, NMMI signed an exclusive licensing agreement with the inventor of a new technology that allows the manufacture of large-scale LED (light emitting diode) video displays with dramatic improvements in cost and performance (hereafter referred to as "OnScreen"). Under this agreement, NMMI will continue to participate in the research and development of this new technology and will have the exclusive worldwide marketing rights to sell or license the technology. A working prototype model for this technology has been completed and successful and the development team has decided to pursue fabrication of a larger, true-to-scale, prototype of the OnScreen display technology. In further support of ongoing research and development of this innovative technology, NMMI formed an OnScreen Scientific Advisory Board consisting of six nationally recognized scientific technologic individuals in the field of science and technology headed by David Pelka, all of whom have earned at least one Doctor of Philosophy degree in a scientific discipline relating to LED.

One of the main constraints in large-scale outdoor LED screens has been the excess heat generated by using enough power to drive the LED screens to make them visible in direct sunlight. Although boards exist today that provide full motion video in an outdoor environment, the spacing of LED's is fairly wide to reduce the heat buildup. This wide spacing results in lower resolution-especially when the display is viewed from close up. The "OnScreen" designs are expected to dramatically reduce the heat impact and as a result enable much closer spacing of LED's. In addition to reducing the heat factor, these displays will be lightweight and pliable compared to rigid LED displays being manufactured using current technology. The outcome is a vastly improved resolution with the brightness necessary for high visibility outdoors.

This new technology is expected to create a broad range of products with better resolution and brighter pictures that are visible in direct sunlight. In addition, the new LED technology produces an advantage that is not available in today's marketplace: a more lightweight, pliable display that can fit any application.

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

2000
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

As of December 31, 2001, there are outstanding warrants to purchase 242,274 (post split number of shares) shares of our common stock at a price of $1.50 per share and may be reset every 6 months thereafter. These warrants were issued to Swartz Private Equity, LLC (hereafter "Swartz") on March 21, 2000 (200,000 shares), April 17, 2001 (16,796 shares) and July 17, 2001 (25,478 shares) in consideration of Swartz's commitment to enter into the Investment Agreement. The warrants expire on May 25, 2004, April 17, 2006 and July 17, 2006, respectively. By contract, the holders of the warrants have the right to have the common stock issuable upon exercise of the warrants included on any registration statement we file, other than a registration statement covering an employee stock plan or a registration statement filed in connection with a business combination or reclassification of our securities. The shares of common stock to support these warrants are included in the SB-2 registration statement filed September 13, 2000 and as amendment filed March 19, 2002. As of December 31, 2001 there were warrants outstanding to purchase 100,000 and 25,000 shares at $1.50 and $0.025 per share. The 25,000 were exercised on January 2002.

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

Liquidity and Capital Resources
Generally, the Company has thus far funded operations and investments in equipment through cash from equity financings and borrowing from private parties as well as related parties; however, there is no assurance that there will be proceeds from these sources in the future. For a further explanation of these loan transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 4, NOTES AND LOANS PAYABLE; Note 5, RELATED PARTY PAYABLES and Note 6, EQUITY TRANSACTIONS.

The attached Balance Sheets show that our Stockholders' Equity has decreased from $139,907 to ($348,957), a decrease of $488,864 from calendar year 2000 to year 2001. This is due in large part to the Restatement of the transactions as described in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 10, RESTATEMENT. A major consideration in the Property and Equipment $537,676 increase is the LED truck presently under construction that is responsible for a $510,776 increase, see Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, PROPERTY AND EQUIPMENT. Notes and Loans Payable account for an increase of $550,697 of the company liabilities, see Notes to the Financial Statement, December 31,

2000 and 2001, Note 4, NOTES AND LOANS PAYABLE for a detailed discussion of these obligations and Note 5, RELATED PARTY PAYABLES for an accounting of the $151,444 increase in these obligations. As can be gleaned from these notes, the company continues to be funded through third party financing obligations. The number of shares issued in 2001 has been restated from 8,610,047 to 7,610,047 to reflect this 1,000,000 shares as not outstanding for balance sheet presentation purposes. The common stock warrants increased from $57,200 to $69,290, a 21% increase over 2000. This is the result of additional warrants issued to Swartz Private Equity, LLC., for a more detailed discussion of this transaction please see Notes to the Financial Statement, December 31, 2000 and 2001, Note 6, EQUITY TRANSACTIONS, last paragraph.

Notably, the Current Assets has increase by $88,874 over 2000, an increase of 307% principally due to current cash and an increase of prepaid expenses for an aggregate increase of total assets of $640,536 over the $953,135 value for 2000, a 67% increase. These assets, however, are off set by the Current Liabilities for 2001 of $1,942,628, an increase of $1,129,400, 139% over 2000. The increase in current liabilities is principally due to the Company continuing to fund its operation through arm's length and related party borrowing as discussed above. The Accounts Payable and Accrued Expenses ($520,377 for 2001) increase from $93,118 is primarily the result of the Company now being fully operational; i. e., equipment purchased by the Company, but not yet paid and payment received by the Company for equipment purchases for which the equipment has not yet been delivered. Additionally, the day-to-day operation of the business incurs temporary liabilities in the Accounts Payable. For a further explanation of these property and equipment transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, PROPERTY AND EQUIPMENT.

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

Results of Operations
Income
The revenue for the calendar year 2000, $148,102, when compared to calendar year 2001, $363,802 shows an increase of approximately 146 percent. This increase is due primarily to receipt of additional revenues from the mobile LED truck unit that continues to increase event bookings. Also, as the Company installs additional EyeCatcher display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort and the display board continues to produce revenue with no additional effort necessary to place the display board because it remains in place at the host venue so long as it continues to produce revenue for the host venue.

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $693,936 (73%) for the 2000 calendar year compared to calendar 2001. This increase is due primarily to the Company continuing to grow after becoming fully operational in year 2000. This category in the Costs and Expenses includes all operational expenses other than interest and depreciation expenses. By the Company being fully operational this line item includes such items as rent, salaries, office expenses and sales expenses.

Depreciation and Amortization
Depreciation and Amortization increased from 2000 to 2001, an increase of $56,899 (59%). A major basis of this increase is because, starting in year 2000, the Company's policy changed from including the EyeCatcherPlus display machines in the Inventory line item to including them in the Property and Equipment line item. In this line item (Property and Equipment) the display machines can now be depreciated. For a further itemization of the property and equipment, please see hereafter in this filing, Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, PROPERTY AND EQUIPMENT.

Impairment Loss
The issues of this Impairment Loss is discussed in detail in Notes to the Financial Statement, December 31, 2000 and 2001, Note 3, INTANGIBLE ASSETS. The fundamental contractual issues relating to this OnScreen product are described above in this filing under Item 1, Description of Business, the heading "Business Overview".

Loss from Operations
The Loss from Operations for the period from 2000 ($900,020) to 2001 ($1,535,155) shows an increase of 71% ($635,135). As noted above, the Income for the same period increased by $215,700, an increase of 146%. The major expense item for 2001 was General and Administrative, $1,646,370. Many of the expenses included within this line item are fixed expenses that are not expected to increase as the income of the company grows such as the lease payments included in the General and Administrative, see Notes to the Financial Statement, December 31, 2000 and 2001, Note 8, COMMITMENT AND CONTINGENCIES.

Gain on Debt Settlement
This issue is detailed in Notes to the Financial Statement, December 31, 2000 and 2001, Note 6, EQUITY TRANSACTIONS (fourth paragraph) and Note 10, RESTATEMENT (third paragraph). Principally this is a reclassification of this debt settlement.

Interest Expense
Interest Expense increased by $223,512 from 2000 to 2001 (352%). This expense increased primarily as a result of the Company financing its operational growth through borrowing, debt transactions and the value of options granted under default provisions of certain promissory notes as detailed in Notes to the Financial Statement, December 31, 2000 and 2001, Note 4, NOTES AND LOANS PAYABLE and Note 5, RELATED PARTY PAYABLES. Again, the reader needs to be reminded that the Company has thus far funded operations and investments in equipment through cash from equity financings and borrowing from private and related parties; however, there is no assurance that there will be proceeds from these sources in the future.

Total Costs and Expenses
The Total Other Income/Expense has increased from $451,265 in 2000 to ($287,099) in 2001, a net increase of ($738,364), a net increase of 164%. The discussion immediately above, Gain on Debt Settlement and Interest Expense, describes management's analysis of the salient issues relating to this increase.

Basic and Fully Diluted Loss Per Common Share
The Basic and Fully Diluted Loss Per Common Share difference from 2000 to 2001 calendar years shows a 178% increase, from (0.09) to (0.25) for 2000 to 2001. The loss per common share is a function of the Costs and Expenses versus Income. In the opinion of management, this is a positive trend the basis of which is discussed item-by-item immediately above. We are now fully staffed and producing income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board, the LED display sign truck and the innovative OnScreen LED potential.

TRENDS AND EVENTS
-----------------
In May of 2001 we changed our operations model primarily in that we have regained the marketing role in-house. Management feels that this is a positive change in that the Company now has total control of all marketing activities. The Company continues to allocate geographical areas to distributors who, in turn, focus on their respective areas.

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

Although there is no real assurance that this trend will continue, in the opinion of management, the cumulative effect of these events as described above is a positive trend because of the increase in income and the anticipation the company will reduce expenses. Several of the items in the Statement of Operations are anticipated to be nonrecurring in future years such as the Impairment Loss and Gain on Debt Settlement. By eliminating these two nonrecurring items the net loss can be reduced from 306% to 79%. Although there is no assurance what the future will hold for the company, management continues to use its best efforts to promote new business for it current product as well as development of the innovative OnScreen product.

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

JENNIFER H. FREEMAN-GOGGIN, CORPORATE SECRETARY
Jennifer H. Freeman-Goggin has served as Corporate Secretary since August 7, 2001. During this time she has prepared, managed and maintained as permanent records of the corporation, all official corporate minutes (shareholder and board of directors meetings), official corporate records and contracts as well as additional corporate secretarial duties customarily performed by corporate secretaries and as authorized by the corporate by-laws. As temporary corporate duties, she presently oversees all corporate office management. Ms. Freeman-Goggin has 6 years of corporate management experience and three years of college level business management education. Prior to being appointed corporate secretary by the Board of Directors, Ms. Freeman-Goggin managed a finance company that owned and operated over 18 offices specializing in alternative vehicle financing. Ms. Freeman-Goggin devotes full time to her corporate duties and brings a quality of innovative corporate ideas.

Item 10. Executive Compensation

The following table lists the cash remuneration paid or accrued during 1999, 2000 and 2001 to John Thatch, president and CEO. Except for John Thatch, none of our executive officers and directors received compensation of $100,000 or more in 1999, 2000 and 2001.

---------------------------------------------------------------------------------------------------------
                                       SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                             Long Term Compensation
---------------------------------------------------------------------------------------------------------
                           Annual Compensation                  Awards             Payouts
---------------------------------------------------------------------------------------------------------
    (a)        (b)      (c)      (d)          (e)         (f)           (g)          (h)         (i)
---------------------------------------------------------------------------------------------------------
                                                       Restricted    Securities
  Name and                              Other Annual     Stock       Underlying     LTIP      All Other
 Principle            Salary    Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
  Position     Year     ($)      ($)        ($)           ($)           (#)          ($)         ($)
---------------------------------------------------------------------------------------------------------
   John                                 10,000         10% of all   Stock option             Per month:
  Thatch,      2001   140,000           expenses       issued       to be                    500 medical
 Pres./CEO                                             common       determined by            500 car
                                                       stock        Board                    250 celphone
---------------------------------------------------------------------------------------------------------

Director Compensation
No Director is specially compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

Employment Agreements
NMMI has one written employment agreement,  John Thatch,  President and CEO, see
Item 12, below.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2001 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of filing this document have been included in the table.

Name and Address              Amount and Nature             Percent of Class (1)
of Beneficial                 of Beneficial
Owner                         Ownership
-------------                 ----------------              --------------
John Thatch                       828,186                        10%
President/CEO
and Director

Investment Management            1,576,416                       21%
of America, Inc.(2)

Based upon December 31, 2001 shareholder list, 7,610,047 outstanding shares of common stock.

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

On November 2, 1999 NMMI signed an executive employment contract with John Thatch employing that individual as President and Chief Executive Officer for three years with a salary of $140,000 for the first year and $120,000 for the second and third years. As an inducement to encourage the executive to become employed with NMMI, it was in the best interest of NMMI to include in the employment package a provision in the executive employment contract giving John Thatch, as of the date of the contract, ten percent of the issued and outstanding common stock of the company plus stock options as determined by the board of directors. As of December 31, 2001, John Thatch has been issued 828,186 shares of restricted common stock and no stock options have been determined by the board of directors.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of the date of this filing, have been audited by Scott D. Salberg, CPA of Salberg & Company, P.A., Boca Raton, Florida, independent auditors, as described in its reports with respect thereto.

The following list sets forth a brief description of each of the Company's financial statements and exhibits being filed as a part of this Form 10 KSB, as well as the page number on which each statement or exhibit commences:

Audited Fiscal Year End December 31, 2001

     Index to Financial Statements                          F-2

     Independent Auditor's Report                           F-3

     Balance Sheets, December 31, 2000
     and December 31, 2001                                  F-4

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

April 14, 2003                     New Millennium Media International, Inc.


                                   By: /s/
                                       ---------------------------------------
                                       John "JT" Thatch, President/CEO

                                 CERTIFICATIONS

I,  John  "JT"  Thatch,  as   CEO/President/Director  of  New  Millennium  Media
International, Inc., certify that:

1. I have reviewed this 2nd Amended report on Form 10-KSB of New Millennium Media International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003               New Millennium Media International, Inc.


                                   By: /s/
                                       ---------------------------------------
                                       John "JT" Thatch CEO/President/Director

99.1 Certifying  Statement of the Chief Executive  Officer pursuant to 18 U.S.C.
Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
2002

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of New Millennium Media International, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John "JT" Thatch CEO/President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

New Millennium Media International, Inc.


By: /s/                                      Dated this 14th day of April 2003
    ---------------------------------------
    John "JT" Thatch CEO/President/Director

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                        as of year end December 31, 2001

                                      INDEX

Index to Financial Statements .............................................  F-2

Independent Auditors' Report ..............................................  F-3

Balance Sheets ............................................................  F-4

Statements of Operations ..................................................  F-5

Statements of Stockholders' (Deficit) Equity ..............................  F-6

Statements of Cash Flows ..................................................  F-7

Notes to the Financial Statements .........................................  F-8

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

As more fully described in Note 10, subsequent to issuance of the Company's 2000 and 2001 financial statements and our report thereon dated March 31, 2002, we became aware that those financial statements (i) incorrectly accounted for the Unergi, Inc. acquisition in 1999 as a purchase rather than as a recapitalization, (ii) omitted certain expenses in 1999 which were paid for by Unergi, Inc. on behalf of the Company, (iii) incorrectly accounted for the
Scovel Corporation. acquisition in 2000 as a purchase rather than a recapitalization, (iv) incorrectly recorded an equity for debt settlement in 2000 with a former officer as a related party transaction rather than as a third party transaction, (v) contained an error in the quantity of shares issued for certain debt in 2000 in the statement of changes in stockholders' equity, (vi) contained an error in the valuation of certain common stock warrants issued for services and under promissory note default provisions during 2001, (vii) undervalued certain stock issued for services in 2001, and (viii) should have recorded an impairment of a license intangible asset. In our original report, we expressed an unqualified opinion which included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion on the restated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.


Richard J. Fuller, CPA, PA
Clearwater, Florida
March 31, 2002 (except for Note 10 as to which the date is April 10, 2003)

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                 BALANCE SHEETS

                     December 31, 2000 and December 31, 2001

                                                                        2000             2001
                                                                     (RESTATED)       (RESTATED)
                                                                     (NOTE 10)        (NOTE 10)
                                                                    ------------     ------------
ASSETS

Current Assets
     Cash                                                           $         --     $     47,239
     Accounts receivable                                                  16,636           23,395
     Prepaid expenses                                                     12,351           47,227
                                                                    ------------     ------------
          Total Current Assets                                            28,987          117,861
                                                                    ------------     ------------

Property and Equipment
     Property and Equipment - net                                        924,148        1,461,824
                                                                    ------------     ------------

Other Asssets
     Intangible Assets-net                                                    --               --
     Other assets                                                             --           13,986
                                                                    ------------     ------------
          Total Other Assets                                                  --           13,986
                                                                    ------------     ------------

                                                                    $    953,135     $  1,593,671
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued expenses                          $     93,118     $    520,377
     Notes and loans payable                                              62,000          612,697
     Related party payables                                              658,110          809,554
                                                                    ------------     ------------

          Total Current Liabilities                                      813,228        1,942,628
                                                                    ------------     ------------

Long-term Liabilities                                                         --               --

Stockholders' (Deficit) Equity

     Common stock, par value $.001; 15,000,000 shares
          authorized, 5,824,121 and 7,610,047 shares issued
          and outstanding, 2000 and 2001, respectively)                    5,824            7,610
     Common stock warrants (200,000 and 242,274;
          exercisable at $1.50, 2000 and 2001, respectively)              57,200          280,990
     Common stock options; 25,000 issued and
          outstanding; exercisable at $.005 per option                        --          211,483
     Preferred stock, par value $.001; 10,000,000 shares
          authorized, no shares issued and outstanding                        --               --
     Additional paid in capital                                        1,726,695        3,106,355
     Accumulated deficit                                              (1,649,812)      (3,472,066)
                                                                    ------------     ------------
                                                                         139,907          134,372
     Less deferred consulting expense                                   (149,954)
     Less common stock subscribed                                             --         (333,375)
                                                                    ------------     ------------
          Total stockholders' (deficit) equity                           139,907         (348,957)
                                                                    ------------     ------------

                                                                    $    953,135     $  1,593,671
                                                                    ============     ============

                 See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                        2000             2001
                                                                     (RESTATED)       (RESTATED)
                                                                     (NOTE 10)        (NOTE 10)
                                                                    ------------     ------------

Income                                                              $    148,102     $    363,802

Costs and Expenses:
     General and administrative                                     $    952,434     $  1,646,370
     Depreciation and amortization                                        95,688          152,587
     Impairment loss                                                          --          100,000
                                                                    ------------     ------------
          Total costs and expenses                                     1,048,122        1,898,957
                                                                    ------------     ------------

Loss from Operations                                                    (900,020)      (1,535,155)
                                                                    ------------     ------------

Other income (expense)
     Gain on debt settlement                                             514,852               --
     Interest expense                                                    (63,587)        (287,099)
                                                                    ------------     ------------
Total other income (expense)                                             451,265         (287,099)

Net Loss                                                            $   (448,755)    $ (1,822,254)
                                                                    ============     ============

Basic and Diluted Net Loss Per Common Share                         $      (0.09)    $      (0.27)
                                                                    ============     ============

Weighted average common shares outstanding                             5,255,049        6,650,084
                                                                    ============     ============

                 See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

          FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2001

                                                                         COMMON STOCK          COMMON         COMMON      ADDITIONAL
                                                                    ---------------------       STOCK          STOCK        PAID-IN
                                                                      SHARES       AMOUNT      WARRANTS       OPTIONS       CAPITAL
                                                                    ----------------------------------------------------------------
Balance, January 1, 2000 - as originally reported                    4,819,975      4,820     $       --    $       --      468,271
EFFECT OF RESTATEMENT                                                                                                      (527,264)
BALANCE, JANUARY 1, 2000 - AS RESTATED (NOTE 10)                     4,819,975      4,820     $       --    $       --      (58,993)

Common stock rescinded                                                (704,084)      (704)                                      704
Common stock reissued to officer                                       331,334        331                                      (331)
Common stock reissued to officer                                       268,666        269                                      (269)
common stock issued to officer                                         500,000        500                                     2,000
Fair value of 200,000 warrants issued to investment bankers                  -          -         57,200                         --
Acquisition of Scovel Management, Inc. - Recapitalization              100,000        100                                      (100)
Common stock issued for debt                                           128,230        128                                   280,376
Common stock issued for debt-related party                             134,000        134                                   695,554
Common stock issued for equipment (LED truck $450,000)
         net of debt ($107,000)                                         40,000         40                                   342,960
Common stock issued for cash                                           206,000        206                                   464,794
Net loss for the year ended
     December 31, 2000, as restated                                          -          -             --            --           --
                                                                    ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 - AS RESTATED (NOTE 10)                   5,824,121      5,824         57,200            --    1,726,695
Fair value of 42,274 warrants issued to investment bankers                                        12,090
Shares issued:
     Fair value of stock issued for services                           500,926        501                                   420,276
     Common stock issued for cash and warrants exercise              1,100,000      1,100                                   923,900
     Exercise of common stock options for cash ($500)
         and other fair value of borrowing cost                        150,000        150                                     7,519
     Fair value of stock issued in settlement of debt
         in accordance with FASB 123                                    35,000         35                                    27,965
     Fair value of warrants issued for services                                                  211,700
     Fair value of options issued under promissory
         note default provisions                                                                               211,483

Net loss for the year ended
     December 31, 2001, as restated
                                                                    ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2001, AS RESTATED (NOTE 10)                    7,610,047      7,610     $  280,990    $  211,483    3,106,355
                                                                    ================================================================

                                                                                                COMMON       TOTAL
                                                                    ACCUMULATED   DEFERRED       STOCK    STOCKHOLDERS'
                                                                      DEFICIT    CONSULTING    SUBSCRIBED    EQUITY
                                                                    ---------------------------------------------------
Balance, January 1, 2000 - as originally reported                   (1,073,314)                       --      (600,223)
EFFECT OF RESTATEMENT                                                 (127,743)                               (655,007)
BALANCE, JANUARY 1, 2000 - AS RESTATED (NOTE 10)                    (1,201,057)                       --    (1,255,230)

Common stock rescinded                                                      --                                      --
Common stock reissued to officer                                                                                    --
Common stock reissued to officer                                                                                    --
common stock issued to officer                                                                                   2,500
Fair value of 200,000 warrants issued to investment bankers                 --                                  57,200
Acquisition of Scovel Management, Inc. - Recapitalization                                                           --
Common stock issued for debt                                                --                                 280,504
Common stock issued for debt-related party                                                                     695,688
Common stock issued for equipment (LED truck $450,000)
         net of debt ($107,000)                                             --                                 343,000
Common stock issued for cash                                                --                                 465,000
Net loss for the year ended
     December 31, 2000, as restated                                   (448,755)                               (448,755)
                                                                    ---------------------------------------------------
BALANCE, DECEMBER 31, 2000 - AS RESTATED (NOTE 10)                  (1,649,812)        --             --       139,907
Fair value of 42,274 warrants issued to investment bankers                                                      12,090
Shares issued:
     Fair value of stock issued for services                                                                   420,777
     Common stock issued for cash and warrants exercise                                         (333,375)      591,625
     Exercise of common stock options for cash ($500)
         and other fair value of borrowing cost                                                                  7,669
     Fair value of stock issued in settlement of debt
         in accordance with FASB 123                                                                            28,000
     Fair value of warrants issued for services                                  (149,954)                      61,746
     Fair value of options issued under promissory
         note default provisions                                                                               211,483

Net loss for the year ended
     December 31, 2001, as restated                                 (1,822,254)                             (1,822,254)
                                                                    ---------------------------------------------------
BALANCE, DECEMBER 31, 2001, AS RESTATED (NOTE 10)                   (3,472,066)  (149,954)      (333,375)    (348,957)
                                                                    ===================================================

                See accompanying notes and accountant's report.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                  2000             2001
                                                                               (Restated)       (Restated)
                                                                               (NOTE 10)        (NOTE 10)
                                                                              ------------     ------------
Cash Flows from Operating Activities:
     Net income (loss)                                                        $   (448,755)    $ (1,822,254)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                             95,688          152,587
          Gain on debt settlement                                                 (514,852)              --
          Impairment loss                                                               --          100,000
          Fair value of shares issued for services                                   2,500          435,778
          Fair value of warrants / options issued for services                      57,200          292,488
          (Increase) decrease in accounts receivable                               (16,636)          (6,759)
          (Increase) decrease in prepaid expenses                                   (9,220)         (38,559)
          (Increase) decrease in intangible assets                                      --         (100,000)
          (Increase) decrease in other assets                                           --          (10,304)
          Increase (decrease) in accounts payable and
            accrued expenses                                                       (41,934)         448,977

                                                                              ------------     ------------
          Net cash provided by (used in) operating activities                     (876,009)        (548,045)
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                            (19,972)        (690,263)

                                                                              ------------     ------------
          Net provided by (used in) investing activities                           (19,972)        (690,263)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                        --          570,000
     Reduction of debt                                                                  --          (41,022)
     Proceeds from notes payable - related parties                                 428,918          164,444
     Proceeds from common stock transactions                                       465,000          591,625
     Proceeds from exercise of common stock options                                     --              500

                                                                              ------------     ------------
          Net cash provided by (used in) financing activities                      893,918        1,285,547
                                                                              ------------     ------------

Increase (Decrease) in cash and cash equivalents                              $     (2,063)    $     47,239
Cash and cash equivalents at beginning of period                                     2,063               --
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $         --     $     47,239
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                             --               --
     Cash paid during the year for income taxes                                         --               --
     Supplemental schedule of noncash  investing and financing activities:
       Fair value of common stock (500,000 shares) issued for
          acquisition of Scovel Management, Inc.                              $        500     $         --
       Fair value of equipment (LED truck, $450,000 net of debt
          assumed of $107,000; 200,000 common stock shares issued)                 343,000               --
       Fair value of common stock (3,641,152 shares )issued in settlement
          of related party debt based upon debt of $1,491,044                    1,491,044               --
       Fair value of shares issued (20,000 shares) for amounts previously
          owed to secretary / treasurer                                                              13,000

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

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

     BASIC AND DILUTED LOSS PER COMMON SHARE
     ---------------------------------------

     Basic loss per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted loss per common share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted loss per common share is not presented since the result is antidilutive. At December 31, 2001 there were options and warrants to purchase 367,274 common shares outstanding which may dilute future earnings per share.


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

2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment is summarized as follows:

                                                 2000             2001
                                             ------------     ------------
     Boards available for lease              $    545,482     $    670,482
     Equipment                                    460,319          497,444
     Graphic Equipment                              8,412           22,229
     Furniture & fixtures                           5,490            9,034
                                             ------------     ------------
                                                1,019,703        1,199,189
     Less accumulated depreciation                (95,555)        (248,141)
                                             ------------     ------------
               Net                                924,148          951,048
     LED Truck (under construction)                    --          510,776
                                             ------------     ------------
                                             $    924,148     $  1,461,824
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

3.   INTANGIBLE ASSETS
     -----------------

     At the end of 2000 and 2001, the Company's gross and net amount of intangible assets were as follows:

                                                 2000             2001
                                             ------------     ------------
     License                                 $         --     $    100,000
     Impairment reserve                                --         (100,000)
                                             ------------     ------------
                                             $         --     $         --
                                             ============     ============

     The License consists of costs of purchasing an exclusive license in the patent for the manufacture, sale and marketing of direct view video displays. At the purchase date of July 23, 2001 and as of December 31, 2001 the product was in its R&D stages and no product was available for marketing or sale. The license is valid for the entire patent term and was therefore to be amortized over a patent life of 17 years from the earlier of the date the patent is granted or the Company obtains a product ready for resale. Accordingly, there was no amortization in 2001. The Company evaluates such intangible for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. At December 31, 2001 the Company determined that since a product had not yet been available for sale and would not be available for the foreseeable future, that the license was impaired. Accordingly, an impairment loss was recognized on December 31, 2001.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

4.   CONVERTIBLE DEBT
     ----------------
     Convertible debt consists of the following:

                                                        2000            2001
                                                    ------------    ------------
     $250,000 notes payable, with interest
     accrued @ 5% and certain rights to
     purchase 25,000 shares of common stock @
     $.005 after 30 day maturity and 12,500
     shares each and every month thereafter         $         --    $    257,969

     $60,000 convertible notes payable, with
     interest accrued @ 12% (convertible $.10
     of debt into common stock)                               --          65,839

     $250,000 convertible note payable, with
     interest accrued @ 12% (convertible $1.00
     of debt into common stock)                               --         267,911
                                                    ------------    ------------
                                                    $         --    $    591,719
                                                    ============    ============

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

     In 2000 the Company settled certain debt through the issuance of 134,000 common shares. (see Note 6)

     During 2000 the Company issued 500,000 to an officer (see Note 6)

6.   EQUITY TRANSACTIONS
     -------------------

     In March 2000, the Company was successful in a lawsuit against three prior officers of the Company to rescind 704,084 shares and reallocate 600,000 of those shares to two of the officers resulting in a net rescission of 104,084 shares. The par value of the 104,084 shares was recognized as contributed capital.

     In March 2000 the Company issued 500,000 shares to its present officer/director. Fair value of the common stock was estimated at $0.005 per share as no trades in the Company's common stock were occurring during the period. The Company recognized a compensation expense of $2,500.

     On March 9, 2000 the Company issued 100,000 common shares to acquire, through merger into the Company, 100% of Scovel, Inc., a 1934 Exchange Act reporting company, in order to obtain successor issuer status and comply with the new reporting requirements for OTCBB quoted companies. Scovel, Inc. was an inactive company with no assets or liabilities. Accordingly, the transaction has been recorded as a recapitalization of the Company. (see Note 10-Restatement)

     In December 2000, the Company authorized the issuance of 128,230 common shares to a former officer to settle a loan of $641,152 and accrued interest of $154,204. The common stock issued to the former officer was treated as a third party transaction since that officer had no control or influence over the Company and the stock was valued at the $2.1875 quoted trading price on the settlement date resulting in a gain on settlement of $514,852.

     In December 2000 the Company authorized the issuance of 134,000 common shares to a principal stockholder in settlement of loans of $670,000 and accrued interest of $25,688. The transaction was accounted for as a related party transaction with any difference between the value of the stock and value of the debt charged to additional paid-in capital.

     During 2000 the Company issued 206,000 common shares for $465,000.

     During 2000 the company issued 40,000 common shares in exchange for an LED truck with a fair value of $343,000. The Company valued the transaction at the fair value of the truck since that value was considered more reliable than the quoted stock price due to limited trading of the stock around the exchange date.

     During June 2001 the Company sold 500,000, 500,000 and 100,000 common shares for $500,000 ($1.00 per share), $375,000 ($0.75 per share), and
     $50,000 ($0.50 per share), respectively, pursuant to a warrant grant and exercises and cash sales. The average sale price for the month was $0.84.

     During 2001 the Company issued 328,186 common shares to an officer and 172,740 shares to others for services rendered. The shares were valued at the contemporaneous average sale price of $0.84 per share (see above) resulting in a compensation expense of $275,676 and a consulting expense of $145,101.

     During 2001 the Comp any issued 35,000 common shares in exchange for debt of $28,000. The stock was valued at $0.80 per share which approximated the contemporaneous sale price of $0.84 per share on the settlement date resulting in no gain or loss on the exchange.

     Under an agreement with Swartz Private Equity (Swartz) the Company entered into an agreement providing the Company an equity line of up to $25,000,000 during the three year period following the effective date of

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     September 28, 2000 of the registration statement covering the Swartz Agreement. The Company may sell stock to Swartz under a "put right". The Company is required to issue and deliver to Swartz "purchase warrants" to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in each applicable put. Each "purchase warrant" will be exercisable at a price that will initially equal 110% of the market price for that put and thereafter may be reset every six months. The warrants are immediately exercisable and have a term expiring 5 years thereafter. Certain provisions of the Agreement provide that Swartz shall receive "additional warrants" so that the sum of "commitment warrants" and "additional warrants" may equal up to 4.0% of the fully diluted shares of the Company's common stock. During 2000, as part of this agreement, the Company issued 200,000 initial "commitment warrants", expiring March 21, 2005 to purchase 200,000 shares of the Company's common stock. During 2001, the Company issued 16,796 and 25,478 "additional warrants" expiring April 17, 2006 and July 17, 2006, respectively, to purchase 42,274 additional shares of the Company's common stock. The initial exercise price of these "commitment warrants" and "additional warrants" is $1.50. The accounting effect of the reset provision on the 16,796 warrants, which occurred in October 2001, was not material. Utilizing the Black Scholes formula, assuming a 5 year life, no expected dividends, volatility of 35% and interest rate of 6%, the Company determined that the fair value of "commitment warrants" issued to be $57,200 and the fair value of the "additional warrants" issued to be $12,090 which was charged to expense in 2000 and 2001, respectively. During 2001 the Company "put" and issued to Swartz 100,000 shares and issued another 900,000 shares certificate which were held by the Company. However, contemporaneously with the put, the Company's SB-2 became not effective pursuant to a post-effective amendment, and Swartz was not obligated to purchase the put shares under the Agreement. Management considers this a significant contingency on the put obligation and therefore has not reflected the 1,000,000 total shares as outstanding for balance sheet presentation purposes and for net loss per share purposes in accordance with Statement 128 "Earnings per Share".

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

     Also, in February 2000, the Company issued options to purchase 500,000 shares at $1.00 expiring in two years and in March 2000, the Company issued options to purchase 100,000 shares at $1.50 expiring in two years. Utilizing the Black Scholes formula, the Company has determined that the fair value of these options granted has no effect on loss or loss per share.

     In 2001 the Company granted 175,000 stock options pursuant to default provisions of certain promissory notes. The options were valued at $211,483, which was charged to interest expense, using the Black-Scholes options pricing model with a 0.08 expected life, 76% expected volatility, zero expected dividends and an interest rate of 2.59%.

     In 2000 and 2001 the Company issued 200,000 commitment warrants and 42,274 additional warrants, as discussed in Note 6.

     In May 2001 the Company granted 500,000 warrants at $0.75 exercise price and 500,000 warrants at $1.00 exercise price for services under two year consulting agreements. The consultants were fully vested on the

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     grant date thereby establishing a measurement date for the consulting expense. The expense was determined using the Black-Scholes model resulting in an expense of $211,700. During 2001, $61,746 of this value was expensed and $149,954 was reflected as deferred expense deducted from equity at December 31, 2001. The Black Scholes formula, assumed a 0.08 year life, no expected dividends, volatility of 76% and interest rate of 3.7%. These options were exercised in June 2001.

     During July to December 2001, the Company granted options to purchase common stock at $.025 per share under the default provisions of certain promissory notes. The options were valued using a Black-Scholes model resulting in an interest expense of $211,483 in 2001. The Black Scholes formula, assumed a 0.08 year life, no expected dividends, volatility of 76% and interest rate of 2.59%. These options have been typically exercised immediately or within one month.

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

     The following is a schedule of future minimum lease payments required under the above operating lease as of December 31, 2001:

               Year Ending December 31,                       2001
                                                           ----------

                         2002                              $  133,971
                         2003                                 137,990
                         2004                                 142,130
                         2005                                 146,394
                         2006                                  49,397

                                                           ----------
                                                           $  609,882
                                                           ==========

     Rental  expense   amounted  to  $86,659  and  $135,726  in  2000  and  2001
     respectively. No long-term lease commitment existed at the end of 2000.

9.   INCOME TAXES
     ------------

     There was no income tax expense in 2000 and 2001 due to the Company's net losses.

     The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2001 and 2000, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                       2000            2001
                                                   ------------    ------------
     Computed "expected" tax expense (benefit)     $   (152,577)       (619,566)
     Change in valuation allowance                      152,577         619,566
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                       2000            2001
                                                   ------------    ------------
     Deferred tax assets:
       Net operating loss carry forwards           $    560,936    $  1,180,502
       Valuation allowance for deferred tax asset      (560,936)     (1,180,502)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

     After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

     At December 31, 2000 the valuation allowance was $560,936. The increase during 2001 was $619,566.

     At December 31, 2001, the Company has available net operating loss carry forwards of approximately $3,472,066, which expire through 2021.

10.  RESTATEMENT
     -----------

In August 1999, the Company acquired Unergi, Inc. (in a merger with the Company as the survivor) in exchange for 16,566,667 shares of the Company's common stock. The transaction was recorded using the purchase method and $677,594 was recorded as goodwill and subsequently amortized over a 15 year period. Since Unergi, Inc. was an inactive private company acquired only to facilitate a financing transaction, the acquisition should have been treated as a recapitalization of the Company, rather than as a business combination. In addition, $150,330 of the Company's expenses were paid by Unergi, Inc. prior to the recapitalization which were not recorded by the Company, but should have been recorded as contributed capital. The revised accounting for these items in the accompanying restated year 2000 financial statements has the effect of increasing the opening balance of the accumulated deficit by $127,743, decreasing net goodwill by $609,801, decreasing additional paid-in capital by $527,264 and decreasing amortization expense by $45,206. The revised accounting for these items in the accompanying restated year 2001 financial statements has the effect of increasing the opening balance of the accumulated deficit by $127,743, decreasing net goodwill by $564,095, decreasing additional paid-in capital by $527,264 and decreasing amortization expense by $45,706.

On March 9, 2000 the Company issued 100,000 (as restated for 1 for 5 reverse stock split) common shares to acquire, through merger into the Company, 100% of Scovel, Inc., a 1934 Exchange Act reporting company, in order to obtain successor issuer status and comply with the new reporting requirements for OTCBB quoted companies. Scovel, Inc. was an inactive company with no assets or liabilities. Accordingly, the transaction should have been recorded as a recapitalization of the Company. The Company recorded the $500 par value (pre-reverse split) of the 100,000 shares to goodwill. The Company should have recorded the value to common stock with an offsetting charge to additional paid-in capital. The revised accounting for this transaction in the accompanying restated financial statements has the effect of reducing goodwill in each of fiscal years 2001 and 2000 by $500 and reducing additional paid-in capital in each of fiscal years 2001 and 2000 by $500.

The Company recorded 641,152 shares issued to a former officer on December 12, 2000 (the "Settlement Date"), in exchange for debt, as a related party transaction at the value of the debt of $795,356 with no gain or loss on the transaction. The exchange should have been recorded as a third party transaction since the former officer had no control or influence at the settlement date. The revised value of the 641,152 common shares was recomputed as $280,504 based on the $0.4875 trading price on the settlement date resulting in a gain on settlement of $514,852. The revision of this item in the accompanying restated year 2000 financial statements has the effect of increasing gain on settlement by $514,852, decreasing the additional paid-in capital by $514,852 and, decreasing net loss by $514,852. The revision of this item in the accompanying restated year 2001 financial statements has the effect of decreasing the opening balance of the accumulated deficit by $514,852.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

During 2001 the Company had issued 1,000,000 common stock warrants for services. The Company had not recorded the values of these issuances on operations. The effect of recording the value of these issuances in the accompanying restated year 2001 financial statements is to increase net loss by $61,746 and deferred consulting expense on the balance sheet by $149,954.

During 2001 the Company granted stock options under default provisions of certain promissory notes. The Company has recomputed the value of such options using an option pricing model and has restated the expense increasing interest expense by $210,308 in 2001.

The Company had previously reflected certain "put" shares as outstanding on the balance sheet and for net loss per share purposes. The Company has revised this presentation since it determined that a significant contingency existed which did not obligate the investor to purchase the "put' shares. There was no net effect on equity. The net effect on net loss per share was an increase.

The valuation of issuances of 500,926 shares of common stock for services by officer and non-employees were revised for fiscal 2001 based on contemporaneous transactions to increase the value charged to operations to $420,777 from $109,503, an increase of $311,274. In addition, 134,000 shares which were reflected as issued in 2001 should have been reflected as issued in 2000. The effect of the adjustments was to increase general and administrative expenses in 2001 by $311,274.

The aggregate net effect of the above restatements decreased net loss and net loss per share by $560,058 and $0.10, respectively, in 2000 and increased net loss and net loss per share by $638,222 and $0.08 respectively, in 2001.

The following tables present the impact of the adjustments and restatements on a condensed basis.

Description                 Amount
                          Previously
                           Reported           As Adjusted
                           --------           -----------

Yr. ended December 31, 2000
  Revenues                 $ 148,102           $ 148,102
  Net loss                 1,008,813             448,755

Yr. ended December 31, 2001
  Revenues                 $ 363,802           $ 363,802
  Net loss                 1,184,132           1,822,254

New changes to Net