Form 10KSB
period 2002-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-04-15
CIK 1108967

As filed with the Securities and Exchange Commission on April 14, 2003

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002.

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

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $615,475.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2002 was $2,257,599 (calculated by excluding restricted shares, which includes shares owned beneficially by affiliates, directors and officers). See
Item 11. The total number of shares of issuer's common equity outstanding as of December 31, 2002 was 10,254,508 shares.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, the registrant had 10,254,508 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part I of this Form 10-KSB is incorporated from the issuer's Registration Statement for Small Business Issuers filed September 13, 2000, as amended by Post Effective Amendment that was filed March 20, 2002, 2nd amended Form 10-KSB that was filed April 15, 2003 and Form 8-K that was filed November 14, 2003.

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

Effective March 9, 2000 SCOVEL CORPORATION, a Delaware corporation, merged into NMMI in a transaction intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 as amended. Prior to the merger Scovel Corporation had filed with the Securities and Exchange Commission a registration statement in form 10-SB which became effective pursuant to the Securities Exchange Act of 1934 on February 9, 2000 and was at the time of merger a reporting company pursuant to Section (g) hereunder. At the time of the merger, Scovel Corporation had timely filed and was current on all reports required to be filed by it pursuant to Section 13 of the Securities Exchange Act of 1934. NMMI was the surviving entity resulting from the merger. All of the issued and outstanding shares of Scovel Corporation were converted into 500,000 shares of restricted common shares of NMMI. The transaction was treated as a recapitalization of NMMI.

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG.

BUSINESS OVERVIEW
For years the billboard industry has seen several consolidations with large corporate owners acquiring smaller (fewer than 50 billboards) independent operators. The purpose of these consolidations is to provide a platform for the corporate owners to attract large regional and national advertisers. Billboard advertising has evolved from painted signs without lights, to lighted signs, to vinyl covered signs, to prism boards (three sided boards which rotate three ads), to LED (light emitting diode) signs. Presently the plasma signs are used indoors and generally do not have a screen size larger than 48 inches. Advertisers soon learned that rotating signs attract the attention of viewers more effectively than static signs. The most prominent LED display sign is in Times Square in New York City. Despite the effectiveness of

LED outdoor advertising, the billboard industry is moving slowly to the LED display sign because most large companies have a substantial investment in static signs. The cost to change a traditional static board to an LED display is approximately $1,000,000 to $2,000,000 depending on the size of the LED sign. This, of course, includes the electronics necessary to operate the sign from remote locations. In many instances, because of the additional weight of the LED sign, it is necessary to erect an entire new foundation along with accompanying supports. Another reason is that LED signs may only be installed in certain traffic areas because many cities and states have regulations that prohibit LED and prism signs on the basis that the signs may be distracting to passing drivers and may lead to an increase in the number of traffic accidents. NMMI has targeted markets where this may not be an issue.

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

NMMI provides several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display boards, the "EyeCatcher Powered by Insight" back-lit scrolling movable display boards, plasma screens and LED display boards. In many instances we retain ownership of all types of the machines and sell the advertising space on a monthly basis.

IllumiSign-EyeCatcher Front-Lit
-------------------------------
NMMI markets, sells and places the IllumiSign-EyeCatcher front-lit movable display boards in the United States at certain host venue locations on a revenue share basis. This board is steel encased, front lighted, and displays poster type ads. These mechanical devises come in various sizes ranging from 11 inches by 17 inches to 4 feet by 6 feet. Each machine is capable of rotating up to 24 posters at preprogrammed intervals ranging from 3 seconds to one hour.

EyeCatcher Powered by Insight
-----------------------------
Additionally, NMMI has the exclusive distribution U.S. rights to an indoor backlit advertising board designed and manufactured by AMS Controls, Inc. called the "EyeCatcher Powered by Insight". There are a few minor exceptions to this exclusivity that relate to accounts with which the manufacturer had an existing business relationship at the time of contracting with NMMI. We are marketing this new product as "EyeCatcher Powered by Insight". This is a patented product, which ranges in poster size from 18" X 24" to 40" X 60". These signs can display from 10 to 20 scrolling advertising images. Each rotation can be set to run from three seconds to one hour. Because the poster material in both of these machines is critical to the functionality as well as the longevity of the poster, it is necessary for the advertisers to rely on our graphic arts department to develop and supply the necessary posters. These motion displays are then placed in various sites in stores, shopping malls, movie theaters and anywhere else where indoor poster type advertising is feasible. NMMI is the owner of the registration of the trademark, "IllumiSign-EyeCatcher" for electric sign products in the United States Department of Commerce, Patent and Trademark Office.

Light Emitting Diode (LED)
--------------------------
The LED display boards are generally placed out doors either freestanding or affixed onto the sides of buildings or located in athletic stadiums. The LED boards range in size from 8 feet by 10 feet to 20 feet by 30 feet and even larger in customized designs. They are capable of displaying a near infinite number of stationary or full motion images. Because the images need to be programmed into the LED boards, it is necessary that our graphic arts department be involved in both the design and set up of the intended displays.

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

OnScreen
--------
On July 23, 2001, NMMI signed an exclusive licensing agreement with the inventor of a new technology that allows the manufacture of large-scale LED (light emitting diode) video displays with dramatic improvements in cost and performance (hereafter referred to as "OnScreen"). Under this agreement, NMMI will continue to participate in the research and development of this new technology and will have the exclusive worldwide marketing rights to sell or license the technology. A working prototype model for this technology has been completed and successful and the development team has decided to pursue fabrication of a larger, true-to-scale, prototype of the OnScreen display technology. In further support of ongoing research and development of this innovative technology, NMMI formed an OnScreen Scientific Advisory Board consisting of six nationally recognized scientific technologic individuals in the field of science and technology headed by David Pelka, all of whom have earned at least one Doctor of Philosophy degree in a scientific discipline relating to LED.

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

Employees
---------
NMMI has nine full time employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. Because a major portion of our business involves nationwide site location and procurement as well as sales and marketing of advertising space, it is advantageous for us to outsource this segment of our business through strategic partnering and subcontracting distributors. We intend to utilize in-house employees and plan to add additional staff as needed to handle all other phases of our business including graphic arts, warehousing, distribution, purchasing, distribution, shipping, accounting and bookkeeping.

ITEM 2.   DESCRIPTION OF PROPERTY

NMMI owns no real estate. On March 29, 2001 the Company signed a lease with Safety Harbor Centre commencing May 1, 2001 for five years with an option for five additional years. The lease became effective August 27, 2001, the date that the Company began occupancy of the new facility. This leased facility is slightly larger than the prior leased premises and will support a more efficient use of the floor space as well as additional space for expansion. Many of the machines will continue to be shipped directly to the site location and for those machines that require more detailed installation such as the LED boards, the machines will be shipped directly to the installer. Machines that are in need of repair will be repaired on-site whenever possible. Those machines that are not repairable on-site will be repaired in-house at the Safety Harbor, Florida facility.

ITEM 3.   LEGAL PROCEEDINGS

The Company is presently negotiating the settlement of an ongoing litigation in Great Britain with the individual patent owner who licenses to NMMI the current manufacture and sale of the front-lit IllumiSign EyeCatcher display. This litigation is described as Maurice Grosse and New Millennium Media International, Inc., Claim Number HQ02X01340 in the High Court of Justice, Queen's Bench Division. This litigation was initiated as a result of the Company deciding to phase out distribution of the IllumiSign-EyeCatcher front-lit displays in deference to the more modern back-lit displays.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the course of the fourth quarter of the last fiscal year.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NMMI is a fully reporting company which common stock is traded on the OTC Bulletin Board operated by NASDAQ under the symbol NMMG. The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system. As of December 31, 2002, we reported 10,253,508 outstanding shares of $.001 par value common stock and no outstanding shares of preferred stock. There were in excess of 1,000 shareholders and reported beneficial owners of record of the Company's common stock, 1,000 common shares issuable, listed by the Company's transfer agent as of December 31, 2002.

For additional information relating to Common Equity Matters please see hereafter in this filing Notes to the Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity.

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

The table below sets forth the high and low bid prices of our common stock for each quarter for the four quarters of 2001 and 2002. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

          Year                 High Bid      Low Bid
          ----                 --------      -------

          2001
          ----
          First Quarter           .400         .380
          Second Quarter         1.700        1.350
          Third Quarter          1.170        1.110
          Fourth Quarter          .580         .470

          2002
          ----
          First Quarter          1.110        1.000
          Second Quarter*         .350         .330
          Third Quarter           .220         .220
          Fourth Quarter          .290         .280

          *Note: On May 18,2001 the issuer shares split 5:1. The second quarter prices reflect the post split prices.

As of December 31, 2002 there were outstanding warrants to Swartz Private Equity, LLC for the purchase of 242,274 (post split number of shares) shares of NMMI common stock at a price of $1.50 per share that may be reset every 6 months thereafter. As of December 31, 2002 16,796 warrants were reset to an exercise price of $0.28 and 25,478 warrants were reset to an exercise price of $0.51. These warrants were issued to Swartz on March 21, 2000 (200,000 shares), April 17, 2001 (16,796 shares) and July 17, 2001 (25,478 shares) in consideration of Swartz's commitment to enter into the Investment Agreement. The warrants expire on May 25, 2004, April 17, 2006 and July 17, 2006, respectively. The shares of common stock to support these warrants are included in the SB-2 registration statement filed September 13, 2000 and as amendment filed March 18, 2002. During 2002 the Company became obligated to issue 299,284 "additional warrants" to Swartz. Such warrants are issuable with an initial estimated exercise price of $0.29 per share and expire December 31, 2007. For a more detailed explanation of the Swartz Private Equity agreement please see Notes to the Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity, (C) Investment Agreement.

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

OVERVIEW
The Company is no longer a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have generated our cash needs through equity financings and loans from officers and stockholders. As an operational company, we devote substantially all of our efforts to securing and establishing new business. We have engaged in limited activities in the advertising business, but no significant revenues have been generated to date. The primary activity of the Company currently involves several types of visual advertising: The Illumisign-Eyecatcher front-lit movable display board, "EyeCatcher Powered by Insight" back-lit movable display boards, plasma screens and LED display boards. In many instances we retain ownership of all types of the machines and sell the advertising space on a monthly basis and also derive revenue from rental of an LED truck. We also periodically sell certain display products on a special order basis. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards. The Company presently conducts all marketing in-house and continues to use the EyeCatcherPlus logo, marketing material and website. Using this business model, management feels that there will be a net effect of "cutting out the middle man" and increasing Company revenues.

CRITICAL ACCOUNTING POLICIES
The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain". Preparation of our financial statements involves the application of several such policies. These policies include: Estimates of the allowance for doubtful accounts and other receivables, estimates of the recoverability and the impairment of long lived assets, estimates of the valuation of stock based compensation, revenue recognition policies, estimates of the valuation allowance on deferred tax assets.

Estimates of the allowance for doubtful accounts and other receivables
----------------------------------------------------------------------
The company estimates its allowance for doubtful accounts and receivables by reviewing historical collection experience and through specific identification of doubtful receivables.

Estimates of the recoverability and the impairment of long lived assets
-----------------------------------------------------------------------
The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

Estimates of the valuation of stock based compensation
------------------------------------------------------
The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with SFAS 123 and related interpretations.

Revenue recognition policies
----------------------------
The Company sells EyeCatcher Displays on a special order basis and does not hold inventory. Revenue and cost of revenue from EyeCatcher Display sales is recognized when the boards are shipped to the customer. Advertising revenue is recognized pro-rata over the term of the customer contract or arrangement and customer prepayments received are recorded as a deferred revenue liability until revenue recognition is proper. Graphic arts revenue is recognized at completion of services. LED Truck rental revenue is recognized pro-rata as earned over the rental period which generally does not exceed 14 days. Territory fees from exclusive distributors are recorded as a deferred revenue liability and then recognized over the term of the distributor contract. For all revenue types, recognition criteria also includes assessing whether pervasive evidence of an arrangement exits, the sale price is fixed or determinable, and collectability is reasonably assured.

Estimates of the valuation allowance on deferred tax assets
-----------------------------------------------------------
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LIQUIDITY AND CAPITAL RESOURCES
Generally, the Company has funded our operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties; however, there is no assurance that there will be proceeds from these sources in the future. For a further explanation of these loan transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2002 and 2001, Note 4, Notes and Loans Payable and Note 5, Related Party Payables.

The attached Balance Sheet shows that Stockholders' Equity has decreased from ($348,957) to ($1,858,074), a decrease of $1,509,117 from calendar year 2001 to year 2002. This is
the result of a $411,293 decrease of assets and a $1,097,824 increase of liabilities to be discussed as follows.

The Property and Equipment value decreased from $1,461,824 in 2001 to $1,065,870 in 2002. A large portion of this $395,954 decrease is the result of an impairment loss of $250,000 relating to the second LED truck that is under construction and $173,874 depreciation in 2002 on property and equipment owned by the company. These amounts are discussed in Notes to the Financial Statement, December 31, 2002 and 2001, Note 2, Property and Equipment. The Deferred Royalty Expense in the amount of $75,000 is an OnScreen (See above Business Overview for a discussion of the OnScreen product.) royalty expense to be paid by the third party as a deferred expense asset to be recognized when due in 2003 and the company recorded a Deferred Gain on Sale of Future Revenues liability of $150,000 as of December 31, 2002 to be recognized as revenues pro-rata over the term of the license. This expense and liability are discussed in Financial Statement, December 31, 2002 and 2001, Note 3, License.

The Cash on hand, $16,335, fluctuates from time to time as in any business and it use varies from paying overhead and salaries to buying operating supplies.

As noted above, the Company has thus far funded our operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. The repayment and interest on these loan transactions are detailed in Financial Statement, December 31, 2002 and 2001, Note 4, Notes and Loans Payable and Note 5, Related Party Payables. It is noteworthy to mention that $1,021,655 of these note holders have contingently agreed to convert to shares of Series A Convertible Preferred including $237,735 of the $303,657 obligation to the company president; please see Financial Statement, December 31, 2002 and 2001, Note 12, Subsequent Events and Note 5, Loans Payable to Related Parties.

Accounts Payable decreased by $70,512, from $520,377 in 2001 to $449,865 in 2002. This 14% decrease is principally the result of management's continuing effort to reduce operating expenses while continuing to maintain a high quality of service and product.

The $83,924 Royalties Payable liability is discussed above herein in Item 3, Legal Proceedings as well as Financial Statement, December 31, 2002 and 2001,
Note 6, Commitments and Contingencies, (A) Legal Matters. It is the practice of management to allocate a realistic reserve for this type of contingent liability.

The Accrued Expense liability in the amount of $330,707 is a reserve for a claimed obligation claimed to be owed from 1999 for which the company has no records nor documentation to support this claim. As a consequence, management has taken the position that the claim is not owed; however, a bookkeeping reserve is required.

The company president and director of operations continue to accrue a portion of their compensation until such time as the company is better able to afford payment.

When the company sell advertising it collects advertising fees several months in advance of commencement of actually displaying the advertisement. Because these collected fees have not yet been earned until the advertisement is actually displayed these fees are accounted for as Deferred Revenues. From time to time company customers deposit money with the company for the purchase of these products; these deposits are accounted for as Customer Deposits. These two categories are accounted for in the amounts of $41,609 and $28,500, respectively.

On May 19, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC to raise up to $25 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending May 2003. There can be no assurance that we will receive financing from Swartz, that we will not require additional financing or that such additional financing will be available on terms acceptable to us, if at all. A detailed description of the Swartz equity line agreements can be found in the SB-2 Registration Statement filed September 13, 2000 as amended by Post Effective Amendment that was filed March 20, 2002.

As  discussed  in  Financial  Statement,  December  31,  2002 and 2001,  Note 7,
Stockholders' Equity, (C) Investment Agreement, the company entered into an investment agreement with Swartz Private Equity, LLC. A $100,000 semiannual penalty attaches for each six months period that the company does not exercise its put rights under the agreement. To date the company has not exercise any put rights to Swartz as detailed in the Note 7 shown above.

Additional Paid in Capital
--------------------------
Additional Paid in Capital is recorded in 2002 as $5,101,664, an increase of $3,443,760 over 2001. This increase is the result of the company continuing to fund operations and investments in equipment through cash from equity financings and borrowing from private parties as well as related parties. As itemized in Financial Statement, December 31, 2002 and 2001, Note 4, Notes and Loans Payable and Note 5, Related Party Payables a major portion of the paid in capital is through the issuance of common and company preferred equity in exchange for operating capital. Most of the debt settlement is by way of equity issuance, see Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity,
(B) Common Stock Issuances.

RESULTS OF OPERATIONS
EyeCatcher Display Sales
------------------------
The revenue for the calendar year 2001, $363,802, when compared to calendar year 2002, $615,475 shows an increase of approximately 69 percent. This increase is due primarily to EyeCatcher display sales, $285,700. The company added an element to its business plan by selling geographic distributorships that grant to the distributor the exclusive right to purchase EyeCatcherPlus displays from the company provided that the distributor maintains yearly milestones as mutually agreed by the company and the distributor. In these arrangements, the company sells the displays to the distributor. The $187,300 Cost of EyeCatcher Display Sales accounts for the company's purchase of the sold displays and sundry items such as crating and shipping.

Advertising Revenue
-------------------
The Advertising Revenue decreased slightly in 2002 ($63,629) as compared to $69,893 in 2001. This decrease is due to the revised business model because more advertising revenue is retained by the distributor while the company benefits from the sale of the display.

Graphic Arts Revenue
--------------------
The Graphic Arts Revenue decreased in year 2002 compared to 2001, from $39,741 to $38,144. Graphic arts revenue is the revenue resulting from the design and printing of the posters that are displayed in the EyeCatcherPlus displays. This revenue is recognized at completion of services. Because the printed posters have a life of no more than 12 months and the majority of advertising contracts are for 6 months, the graphic arts revenue stream is cyclic. When the cycle begins at the end of the year (2002) or the beginning of a year (2003)

LED Truck Rental Revenue
------------------------
The LED Truck Rental Revenue declined from $219,253 in 2001 to $190,837 in 2002. Apparently because of the 9/11 tragedy the economy in the United States has declined which has had an effect on the advertising industry as well as many other industries. Currently the LED mobile advertising seems to have generated sufficient interest for competition to have grown in the past year. Because of this increased competition the daily rental rate has also declined as is to be expected according to the theory of supply and demand.

Other Revenue
-------------
Other Revenue, $36,416, increased from the 2001 figure of $9,915. $25,000 of this 2002 figure was a fee received by the company to convert the payor's right of first refusal regarding future monetary advances for funding future OnScreen technology funding. The payor shall receive an additional fee for future participation in additional OnScreen funding not other wise included in the original right of first refusal. This issue is discussed in Financial Statement, December 31, 2002 and 2001, Note 3, License.

Territory Fees
--------------
Territory Fees are the fees paid by distributors for the contractual exclusive right to purchase EyeCatcherPlus displays for a specific geographic area. These fees are recorded as deferred revenue liability and then recognized over the term of the distributor contract. The $749 for 2002 compared to $25,000 for 2001 is indicative of a distributor contracting and paying the distributor fee late in 2002 which fee is then prorated into 2003 as well as for the balance of the contract term. The current revised business model that includes this exclusive distributor right to purchase displays was initiated late in 2002. Prior to 2002 the company granted distributorships, but only with the right to lease the displays, not purchase them. This current business model gives business protection to the distributor and permits the distributor to purchase the EyeCatcherPlus displays which, in turn, provides additional revenue to the company. The company also continues to provide the EyeCatcherPlus displays to host venues on a profit sharing basis.

Bad Debt
--------
Bad Debt has decreased by $71,823 (47%) when comparing 2002 ($80,484) to 2001 ($152,307). Approximately $29,000 is described as uncollectable rent from a related party subtenant, see Financial Statement, December 31, 2002 and 2001,
Note 8, Related Party Transactions. The balance of the bad debt is primarily due to inability to collect receivables from advertisers and former distributors over the past two years. In an effort to minimize future uncollectables, management currently requires advertisers to pay in advance and current distributors are required to purchase geographic territories by paying in advance and, in most instances, purchasing the EyeCatcherPlus displays by payment in full prior to delivery.

Compensation
------------
This item is comprised of stock compensation to the company president resulting in an expense of $131,431 and $275,676 in 2002 and 2001 respectively, see Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity,
(B) Common Stock  Issuances.  The  remainder  represents  cash  compensation  to employees. The increase to $736,855 for 2002 from $690,519 is due to performances bonuses and cost of living salary increases.

Commitment Expense and Penalties
--------------------------------
This is the expense item of penalties to Swartz Private Equity, LLC. as noted herein above, $200,000 penalty for non-placement of at least $1,000,000 put semiannually, see Financial Statement, December 31, 2002 and 2001, Note 6, Commitments and Contingencies, (A) Legal Matters. Additionally, the value of the "additional warrants" to which Swartz is entitled was calculated to be $61,236 in 2002 and $12,090 in 2001 as noted in Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity, (D) stock Options and Warrants.

Consulting
----------
From time to time the company contracts with private business consultants to assist the company with such matters as investment banking, private placements, financing, mergers, acquisitions, shareholder relations, investor information packages, development of marketing material for the company stock, advertising and public relations. This $1,373,198 expense increased from $239,205 and is paid in company stock when ever practicable under the circumstances of each particular situation. The expensing of these share issuances are noted at Financial Statement, December 31, 2002 and 2001, Note 6, Commitments and Contingencies, (C) Consulting Agreements; Note 7, Stockholders' Equity, (B) Common Stock Issuances and (D) Stock Options and Warrants.

Depreciation and Amortization
-----------------------------
The depreciation schedule shown at Financial Statement, December 31, 2002 and 2001, Note 2, Property and Equipment expresses the accumulated depreciation for the personal property of the company, 2001, $248,141 and for 2002 the accumulated depreciation is $422,015. The depreciation for calendar year 2002 is $173,874. The increase in depreciation is due to increased personal property owned by the company.

General and Administrative
--------------------------
General and Administrative expenses increased by $175,136 from its 2001 amount of $301,116. The current 2002 amount of $476,252 is principally the result of the Company continuing to grow after becoming fully operational in year 2000. This line item includes all operational expenses other than interest and depreciation expenses. By the Company being fully operational this line item includes such items as contract labor, general office supplies and printing, management fees and expenses, telephone, cell phone, automobile and travel expenses, Internet service, office security, utilities, transfer agent fees, legal and accounting fees, insurances, business promotion and entertainment.

Impairment Loss
---------------
This $250,000 expense is the result of the construction of a second LED mobile unit. The mobile unit has not yet been put into service by the company and delivery is behind schedule. This issue is detailed at Financial Statement, December 31, 2002 and 2001, Note 2, Property and Equipment.

Professional Fees
-----------------
This item has increased from $75,549 in 2001 to $105,852 in 2002, an increase of $30,303. These professional fees, legal and accounting, increase as the company grows because of increased business exposes the company to more complex issues for both the attorneys and accountants.

Rent
----
The company leases office and warehouse space in Safety Harbor, Florida under a 5-year lease beginning May 1, 2001. For calendar year 2002 the company paid $133,183 rent compared to

$135,726 for year 2001. The office rental space from which the company relocated in May 2001 was a great deal smaller and lacked many of the amenities and conveniences that are generally found in current office properties. The company up-graded its offices at no additional rental fees and expenses. The current rental schedule is outlined at Financial Statement, December 31, 2002 and 2001,
Note 6, Commitments and Contingencies, (E) Leases.

Royalties
---------
The $138,943 Royalties line item is made up of two expenses: The company recorded $75,000 of the OnScreen royalty expense paid by a third party. This issue is discussed in Financial Statement, December 31, 2002 and 2001, Note 3, License. The second expense relates to the $63,943 reserve regarding a pending lawsuit. This matter was discussed above herein in Item 3, Legal Proceedings as well as Financial Statement, December 31, 2002 and 2001, Note 6, Commitments and Contingencies, (A) Legal Matters. It is the practice of management to allocate a realistic reserve for this type of contingent liability.

Loss From Operations
--------------------
Loss from Operations has increased from the 2001 amount of $1,535,155 to the current year amount of $3,301,702, an increase of $1,766,547. As noted from the discussion above, the most significant increases are Consulting and Commitment Expense and Penalties. Although these items cannot be minimized, it is noteworthy to mention that most of these expenses are the result of common stock and warrant issuances rather than cash outlay.

Gain on Settlement and Loss on Settlement
-----------------------------------------
Financial Statement, December 31, 2002 and 2001, Note 1, Nature of Operations and Summary of Significant Accounting Policies, (M) Recent Accounting Pronouncements in the fourth paragraph relating to SFAS No. 143 discusses the settlement of an obligation for its recorded amount or incurs a gain or loss upon settlement. This accounting principle is applied in various transactions notably discusses in Financial Statement, December 31, 2002 and 2001, Note 7, Stockholders' Equity, (A) Preferred Stock and (B) Common Stock Issuances. These transactions involve the settlement/payment of company debt and the payment of current consulting fees. In general terms, when the company obligation is settled by issuance of shares of stock, the shares of stock is valued at the then current trading value which is compared to the debt obligation that is settled. The resulting difference is then determined to be a gain of loss depending on whether the resulting calculation is negative or positive.

Sublease Income
---------------
The company subleases office space to another company for a monthly rent of $4,800 which amount accrued during 2002 to the sum of $30,991 as described in Financial Statement, December 31, 2002 and 2001, Note 6, Commitments and Contingencies, (E) Leases and which amount was not paid to the company and subsequently reserved as described in Financial Statement, December 31, 2002 and 2001, Note 8, Related Party Transactions. Additionally, the company subleases to another individual who is current in monthly rental payments for calendar year 2002. Company management determined that in order to have office space into which the company anticipates to grow, it is desirable to have this additional office space included in the company's current lease, but sublease the additional space until such time as the company grows into the additional space.

Interest Expense
----------------
Interest Expense decreased by $22,177 from 2001 to 2002 (8%). Interest expense relates to interest on loans and notes and the value of options issued under default provisions of certain notes. The normal interest expense decreased primarily as a result of the Company paying off debt obligations by issuing shares of common and preferred stock as total or partial satisfaction of some of the debt obligations as discussed herein above.

Basic and Fully Diluted Loss Per Common Share
---------------------------------------------
The Basic and Fully Diluted Loss Per Common Share difference from 2001 to 2002 calendar years shows a 0.12 increase in net loss per common share. The loss per common share is a function of net income, preferred dividends and weighted number of common shares outstanding. For a more thorough explanation of the "earnings per share" calculations see Financial Statement, December 31, 2002 and 2001, Note 1, Nature of Operations and Summary of Significant Accounting Policies, (K) Earnings Per Share. The basis for this increase is discussed item-by-item immediately above. We are now fully staffed and producing income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-EyeCatcher, the "EyeCatcher Powered by Insight" backlit display board and the LED display sign truck.

Trends and Events
-----------------
In May of 2001 we changed our operations model primarily in that we have regained the marketing role in-house. Management feels that this is a positive change in that the Company now has total control of all marketing activities. The Company continues to allocate geographical areas to distributors who, in turn, focus on their respective areas.

Prior to 2002 the company contracted with distributors that contracted for the exclusive right to lease EyeCatcherPlus displays from the company; however, in 2002 the company added an element to its business plan by selling geographic distributorships that grant to the distributor the exclusive right to purchase EyeCatcherPlus displays from the company provided that the distributor maintains yearly milestones as mutually agreed by the company and the distributor. In these arrangements, the company sells the displays to the distributor and the distributor continues to exclusively utilize the company graphic design department for design and printing of the posters for the purchased displays. This revised business model thus far is successful in select locations. The company currently focuses on target area networks (TAN's) based on demographics that respond to the EyeCatcherPlus displays. By this "specialized" concentration of effort management feels that it is more efficient to sell the advertisement posters and ultimately increase revenues.

The "9/11 tragedy" has had an overall effect on the American economy, including the advertising industry, as reflected in the Net Loss increase for 2002 over 2001; however, management feels that by revising the business model as described above, the company should be able to increase revenues without increasing expenses. Although there is no real assurance that this revised business model will generate the additional revenues, in the opinion of management, the cumulative effect of these revisions will reflect a positive trend in company revenues.

ITEM 7.   FINANCIAL STATEMENTS

Financial Statements are incorporated by reference herein and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

     Name                 Age    Position
     ----                 ---    --------
     John Thatch          41     Chief Executive Officer, President and Director
     Jennifer Freeman     29     Corporate Secretary

All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

John "JT" Thatch, President/CEO and Director
Mr. Thatch, age 41 years, has served as President, Chief Executive Officer and Director of New Millennium Media International since January 2000. During this time he has overseen all functions of the company, including day-to-day operations. Mr. Thatch has over 15 years of entrepreneurial business experience that includes over 7 years as the principal in Bay Area Auto Sales, an automotive dealership, that specialized in sales of reconditioned vehicles. He was the founder and General Partner for Last Chance Finance, Ltd. that owned and operated over 18 offices specializing in alternative vehicle financing. Over the past 10 years Mr. Thatch has been President and majority shareholder of Superior Management of Tampa, Inc., a privately owned company, that owns property and commercial leases. Other than for nominal time spent on corporate and personal real estate holdings that have no business relationship with NMMI, Mr. Thatch dedicates his best efforts to his current position. He brings leadership, marketing and strong management skills to the company.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table lists the cash remuneration paid or accrued during 2000, 2001 and 2002 to John Thatch, president and CEO. Except for John Thatch, none of our executive officers and directors received compensation of $100,000 or more in 2000, 2001 and 2002.

---------------------------------------------------------------------------------------------------------
                                       SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                             Long Term Compensation
---------------------------------------------------------------------------------------------------------
                           Annual Compensation                  Awards             Payouts
---------------------------------------------------------------------------------------------------------
    (a)        (b)      (c)      (d)          (e)         (f)           (g)          (h)         (i)
---------------------------------------------------------------------------------------------------------
                                                       Restricted    Securities
  Name and                              Other Annual     Stock       Underlying     LTIP      All Other
 Principle            Salary    Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
  Position     Year     ($)      ($)        ($)           ($)           (#)          ($)         ($)
---------------------------------------------------------------------------------------------------------
   John                                 10,000         10% of all   Stock option             Per month:
  Thatch,      2000   140,000           expenses       issued       to be                    500 medical
 Pres./CEO                                             common       determined by            500 car
                                                       stock        Board                    250 celphone
---------------------------------------------------------------------------------------------------------

Director Compensation
No Director is specially compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

Employment Agreements
NMMI has two written employment agreements, President and CEO and the Director of Operations, see Item 12, below and Financial Statement, December 31, 2002 and 2001, Note 6, Commitments and Contingencies, Employment Agreements.

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

Name and Address               Amount and Nature            Percent of Class (1)
of Beneficial                  of Beneficial
Owner                          Ownership
-------------                  ----------------             --------------
John Thatch                    1,333,688                    13%
President/CEO
and Director

(1) Based upon December 31, 2002 shareholder list, 10,254,508 outstanding and issuable shares of common stock.

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

On November 2, 1999 NMMI signed an executive employment contract with John Thatch employing that individual as President and Chief Executive Officer for three years with a salary of $140,000 for the first year and $120,000 for the second and third years. On November 18, 2002 this employment agreement was extended for an additional three years on the same terms as the original agreement. The original agreement included a provision that it was in the best interest of NMMI to include in the employment package a provision giving John Thatch the option to purchase, at a price of par value, 10% of any and all additionally authorized and issued shares of stock at the agreement date and discretionary cash or shares as a bonus. To date John Thatch has been granted 1,333,688 shares of restricted common stock under the agreement.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of December 31, 2002, have been audited by Salberg & Company, P.A., Boca Raton, Florida, independent auditors, as described in its reports with respect thereto.

The following list sets forth a brief description of each of the Company's financial statements and exhibits being filed as a part of this Form 10-KSB, as well as the page number on which each statement or exhibit commences:

Audited Fiscal Year End December 31, 2002

         Index to Financial Statements                        F-2

         Independent Auditor's Report - Salberg               F-3
         and Company, P.A.

         Independent Auditors Report - Richard
         J. Fuller, P.A.

         Balance Sheet, December 31, 2002                     F-4

         Statement of Operations for each of
         the years ended December 31, 2001
         and 2002                                             F-5

         Statement of Shareholder's (Deficit) Equity
         For the years ended December 31,
         2002 and 2001                                        F-6

         Statement of Cash Flows for the years
         ended December 31, 2002 and 2001                     F-7

         Notes to Financial Statements                        F-8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2003                      New Millennium Media International, Inc.


                                   By: /s/____________________________
                                       John "JT" Thatch, President/CEO

                                 CERTIFICATIONS

I,  John  "JT"  Thatch,  as   CEO/President/Director  of  New  Millennium  Media
International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of New Millennium Media International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date:    April 14, 2003                 New Millennium Media International, Inc.

                                        By: /s/____________________________
                                        John "JT" Thatch CEO/President/Director

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                        as of year end December 31, 2002

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

Statements of Operations ....................................................F-5

Statements of Stockholders' (Deficit) Equity ................................F-6

Statements of Cash Flows.....................................................F-7

Notes to the Financial Statements............................................F-8

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                    New Millennium Media International, Inc.

                                    Contents
                                    --------


                                                                          Page
                                                                        --------
Independent Auditors' Report                                                1

Balance Sheet                                                               2

Statements of Operations                                                    3

Statement of Changes in Stockholders' Deficiency                            4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                            6 - 21

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of:
    New Millennium Media International, Inc.

We have audited the accompanying balance sheet of New Millennium Media International, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2001 were audited by other auditors whose report dated March 31, 2002 (except for Note 10 as to which the date is April 10, 2003) on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of New Millennium Media International, Inc. as of December 31, 2002, and the results of its operations, changes in stockholders' deficiency and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a net loss of $3,443,760 in 2002, an accumulated deficit of $6,915,826 at December 31, 2002; cash used in operations in 2002 of $642,406, and a working capital deficit of $3,020,220 at December 31, 2002. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 11, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
New Millennium Media International, Inc.
Safety Harbor, Florida

We have audited the statement of operations, stockholders' (deficit) equity and cash flows for New Millennium Media International, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for New Millennium Media International, Inc for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the year ended December 31, 2001. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard J. Fuller, CPA, PA
Clearwater, Florida
March 31, 2002 (except for Note 10 as to which the date is April 10, 2003)

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                December 31, 2002
                                -----------------

                                                                              2002
                                                                          ------------
                                     ASSETS
                                     ------

Current Assets
        Cash                                                              $     16,335
        Accounts receivable                                                      1,006
        Prepaid expenses                                                            --
        Other receivables, net                                                   2,891
                                                                          ------------
             Total Current Assets                                               20,232
                                                                          ------------

Property and Equipment
        Property and Equipment, net                                          1,065,870
                                                                          ------------

Other Assets
        Deferred royalty expense                                                75,000
        Deposits                                                                21,276
                                                                          ------------
             Total Other Assets                                                 96,276
                                                                          ------------

                                                                          $  1,182,378
                                                                          ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------

Current Liabilities
        Notes and loans payable                                              1,297,940
        Notes payable, related party                                           303,657
        Accounts payable                                                  $    449,865
        Royalties payable                                                       83,924
        Accrued expenses                                                       330,707
        Accrued compensation                                                   154,250
        Customer deposits                                                       28,500
        Deferred revenues                                                       41,609
        Deferred gain on sale of future revenues                               150,000
        Accrued commitment penalty                                             200,000
                                                                          ------------
             Total Current Liabilities                                       3,040,452
                                                                          ------------

Stockholders' Deficit
        Preferred stock, par value $0.001, 10,000,000 shares authorized
             Convertible Series A, Preferred stock, 5,000,000 shares
                authorized, 12,173 shares issuable                                  12
        Common stock, par value $0.001; 15,000,000 shares
             authorized, 10,253,508 and outstanding                             10,254
        Common stock issuable, at par value (1,000 shares)                           1
        Additional paid in capital                                           5,101,664
        Accumulated deficit                                                 (6,915,826)
                                                                          ------------
                                                                            (1,803,895)
        Less deferred consulting expense                                       (44,104)
        Less subscriptions receivable                                          (10,075)
                                                                          ------------
             Total Stockholders' Deficiency                                 (1,858,074)
                                                                          ------------

                                                                          $  1,182,378
                                                                          ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                       2002            2001
                                                   ------------    ------------

Revenues
        EyeCatcher Display sales                   $    285,700    $         --
        Advertising revenue                              63,629          69,893
        Graphic arts revenue                             38,144          39,741
        LED truck rental revenue                        190,837         219,253
        Territory fees                                      749          25,000
        Other revenue                                    36,416           9,915
                                                   ------------    ------------
              Total income                              615,475         363,802
                                                   ------------    ------------

Cost of EyeCatcher Display Sales                        187,300              --
                                                   ------------    ------------

Gross profit                                            428,175         363,802
                                                   ------------    ------------

Operating Expense
        Bad debt                                         80,484         152,307
        Compensation                                    736,855         690,519
        Commitment expense and penalties                261,236          12,090
        Consulting                                    1,373,198         239,205
        Depreciation                                    173,874         152,587
        General and administrative                      476,252         301,116
        Impairment loss                                 250,000         100,000
        Professional fees                               105,852          75,549
        Rent                                            133,183         135,726
        Royalites                                       138,943          39,858
                                                   ------------    ------------
              Total operating expense                 3,729,877       1,898,957
                                                   ------------    ------------

Loss from Operations                                 (3,301,702)     (1,535,155)
                                                   ------------    ------------

Other income (expense)
        Gain on settlement                               98,299              --
        Sublease income                                  61,800              --
        Loss on settlement                              (37,235)             --
        Interest expense                               (264,922)       (287,099)
                                                   ------------    ------------
Total other income (expense), net                      (142,058)       (287,099)
                                                   ------------    ------------

Net Loss                                           $ (3,443,760)   $ (1,822,254)
                                                   ============    ============

Basic and Diluted Net Loss Per Common Share        $      (0.39)   $      (0.27)
                                                   ============    ============

Weighted average common shares outstanding            8,848,176       6,650,084
                                                   ============    ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

                                                                                                   COMMON STOCK AND
                                                                           PREFERRED STOCK      COMMON STOCK ISSUABLE    ADDITIONAL
                                                                       ----------------------  ------------------------   PAID-IN
                                                                         SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL
                                                                       -----------  ---------  -----------  -----------  -----------
Balance, December 31, 2000                                                      --  $      --    5,824,121  $     5,824  $ 1,783,895
    Fair value of 42,274 warrants issued to investment bankers                  --         --           --           --       12,090
    Fair value of stock issued for services                                     --         --      500,926          501      420,276
    Common stock issued for cash and warrants exercise                          --         --    1,100,000        1,100      923,900
    Exercise of common stock options for cash ($500) and other fair
       value of borrowing cost                                                  --         --      150,000          150        7,519
    Fair value of stock issued in settlement of debt in accordance
       with FASB 123                                                            --         --       35,000           35       27,965
    Fair value of warrants issued for services                                  --         --           --           --      211,700
    Fair value of options issued under promissory note
       default provisions                                                       --         --           --           --      211,483
Net loss for the year ended December 31, 2001                                   --         --           --           --           --
                                                                       -----------  ---------  -----------  -----------  -----------
Balance, December 31, 2001                                                      --         --    7,610,047        7,610    3,598,828
    Common stock issued for cash                                                --         --      346,667          347      139,653
    Common stock issued for services of non-employees                           --         --      730,292          730      275,989
    Common stock issued for services of officer                                 --         --      505,502          506      130,925
    Common stock issued as settlement                                           --         --       65,000           65       45,435
    Common stock issued as debt settlement                                      --         --      570,000          570      230,630
    Common stock issued as a forbearance                                        --         --      100,000          100       93,900
    Common stock issued to purchase equipment                                   --         --        1,000            1          399
    Common stock issuable as loan fee                                           --         --        1,000            1        1,249
    Common stock options exercised under promissory notes                       --         --      325,000          325        7,800
    Amortization of deferred consulting                                         --         --           --           --           --
    Payment on subscription receivable with services rendered                   --         --           --           --           --
    Cumulative subscriptions due on warrant exercise                            --         --           --           --           --
    Preferred stock issuable in exchange for debt                           12,173         12           --           --       42,344
    Warrants granted and price reset pursuant to investment
       agreement                                                                --         --           --           --       61,235
    Warrants granted for services                                               --         --           --           --      388,275
    Warrants granted under default provisions of promissory notes               --         --           --           --       85,002
Net loss for the year ended December 31, 2002                                   --         --           --           --           --
                                                                       -----------  ---------  -----------  -----------  -----------
Balance, December 31, 2002                                                  12,173  $      12   10,254,508  $    10,255  $ 5,101,664
                                                                       ===========  =========  ===========  ===========  ===========

                                                                                                COMMON        TOTAL
                                                                      ACCUMULATED   DEFERRED     STOCK     STOCKHOLDERS'
                                                                        DEFICIT    CONSULTING  SUBSCRIBED     EQUITY
                                                                       -----------  ---------  -----------  -----------

Balance, December 31, 2000                                              (1,649,812) $      --  $        --  $   139,907
    Fair value of 42,274 warrants issued to investment bankers                  --         --           --       12,090
    Fair value of stock issued for services                                     --         --           --      420,777
    Common stock issued for cash and warrants exercise                          --         --     (333,375)     591,625
    Exercise of common stock options for cash ($500) and other fair
       value of borrowing cost                                                  --         --           --        7,669
    Fair value of stock issued in settlement of debt in accordance
       with FASB 123                                                            --         --           --       28,000
    Fair value of warrants issued for services                                  --   (149,954)          --       61,746
    Fair value of options issued under promissory note
       default provisions                                                       --         --           --      211,483
Net loss for the year ended December 31, 2001                           (1,822,254)        --           --   (1,822,254)
                                                                       -----------  ---------  -----------  -----------
Balance, December 31, 2001                                              (3,472,066)  (149,954)    (333,375) $  (348,957)
    Common stock issued for cash                                                --         --           --      140,000
    Common stock issued for services of non-employees                           --         --           --      276,719
    Common stock issued for services of officer                                 --         --           --      131,431
    Common stock issued as settlement                                           --         --           --       45,500
    Common stock issued as debt settlement                                      --         --           --      231,200
    Common stock issued as a forbearance                                        --         --           --       94,000
    Common stock issued to purchase equipment                                   --         --           --          400
    Common stock issuable as loan fee                                           --         --           --        1,250
    Common stock options exercised under promissory notes                       --         --           --        8,125
    Amortization of deferred consulting                                         --    105,850           --      105,850
    Payment on subscription receivable with services rendered                   --         --      333,375      333,375
    Cumulative subscriptions due on warrant exercise                            --         --      (10,075)     (10,075)
    Preferred stock issuable in exchange for debt                               --         --           --       42,356
    Warrants granted and price reset pursuant to investment
       agreement                                                                --         --           --       61,235
    Warrants granted for services                                               --         --           --      388,275
    Warrants granted under default provisions of promissory notes               --         --           --       85,002
Net loss for the year ended December 31, 2002                           (3,443,760)        --           --   (3,443,760)
                                                                       -----------  ---------  -----------  -----------
Balance, December 31, 2002                                              (6,915,826) $ (44,104) $   (10,075) $(1,858,074)
                                                                       ===========  =========  ===========  ===========

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

                                                                                  2002             2001
                                                                              ------------     ------------
Cash Flows from Operating Activities:
    Net loss                                                                  $ (3,443,760)    $ (1,822,254)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Stock and options for services                                         1,091,811          728,266
          Stock based settlement gain, net                                         (61,064)              --
          Bad debt                                                                  80,484               --
          Depreciation                                                             173,874          152,587
          Impairment loss                                                          250,000          100,000
    (Increase) decrease in:
          Accounts receivable                                                      (58,095)          (6,759)
          Other receivables                                                         (2,891)              --
          Prepaid expenses                                                          36,255          (34,876)
          Deferred royalty expense                                                 (75,000)              --
          Deferred compensation                                                    105,850               --
          Deposits                                                                   3,682               --
          Other assets                                                                  --          (13,986)
    Increase (decrease) in:
          Loans payable - compensation                                             125,000               --
          Notes payable - accrued interest                                         107,429               --
          Notes payable, related party - accrued interest                           22,026               --
          Accounts payable                                                         440,403          386,236
          Royalties payable                                                         69,424               --
          Accrued expenses                                                          58,370               --
          Accrued compensation                                                     154,250               --
          Customer deposits                                                         28,500               --
          Deferred revenues                                                        (98,954)              --
          Deferred gain on sale of future revenues                                 150,000               --
          Accrued commitment penalty                                               200,000               --
                                                                              ------------     ------------
              NET CASH USED IN OPERATING ACTIVITIES                               (642,406)        (510,786)
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of machinery and equipment                                         (27,320)        (690,263)
       Purchase of license                                                              --         (100,000)
                                                                              ------------     ------------
          NET USED IN INVESTING ACTIVITIES                                         (27,320)        (790,263)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes and loans                                               497,197          591,719
       Equity proceeds                                                             141,625               --

       Proceeds from notes payable - related parties                                    --          164,444
       Proceeds from common stock transactions                                          --          591,625
       Proceeds from exercise of common stock options                                   --              500
                                                                              ------------     ------------
          NET CASH USED IN FINANCING ACTIVITIES                                    638,822        1,348,288
                                                                              ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents                              $    (30,904)    $     47,239
Cash and Cash Equivalents at Beginning of Year                                      47,239               --
                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $     16,335     $     47,239
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Supplemental  schedule of noncash investing and financing  activities:
       Fairvalue of shares issued (20,000 shares) for amounts previously
          owed to secretary / treasurer                                       $         --     $     13,000
                                                                              ============     ============
       Debt settled with capital stock                                        $    322,446     $         --
                                                                              ============     ============
       Subscription receivable paid with services                             $    333,375     $         --
                                                                              ============     ============
       Common stock paid for equipment (1,000 shares)                         $        400     $         --
                                                                              ============     ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

          (A)  NATURE OF OPERATIONS

          New Millennium Media International, Inc. (the Company), a Colorado corporation organized on April 21, 1998, is a developer and marketer of advertising space in special movable advertising display machinery and LED display boards. The Company is a provider of visual advertising through movable display boards and LED equipment.

          (B)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (C)  CASH AND CASH EQUIVALENTS

          For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

          (D)  CONCENTRATION OF CREDIT RISK

          The Company  maintains its cash in bank deposit  accounts,  which,  at
          times,   exceed  federally   insured  limits.   The  Company  has  not
          experienced any losses in such accounts through December 31, 2002.

          (E)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets of 5 to 7 years.

          (F)  LONG-LIVED ASSETS

          The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

          (G)  STOCK-BASED COMPENSATION

          The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings
          (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

          The  Company   accounts   for  stock   options  and  stock  issued  to
          non-employees for goods or services in accordance with SFAS 123 and related interpretations.

          (H)  REVENUE RECOGNITION

          The Company sells EyeCatcher Displays on a special order basis and does not hold inventory. Revenue and cost of revenue from EyeCatcher Display sales is recognized when the boards are shipped to the customer.

          Advertising revenue is recognized pro-rata over the term of the customer contract or arrangement and customer prepayments received are recorded as a deferred revenue liability until revenue recognition is proper.

          Graphic arts revenue is recognized at completion of services.

          LED Truck rental revenue is recognized pro-rata as earned over the rental period which generally does not exceed 14 days.

          Territory fees from exclusive distributors are recorded as a deferred revenue liability and then recognized over the term of the distributor contract.

          For all revenue types, recognition criteria also includes assessing whether pervasive evidence of an arrangement exits, the sale price is fixed or determinable, and collectability is reasonably assured.

          (I)  ADVERTISING

          In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $59,615 and $6,308, respectively.

          (J)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (K)  EARNINGS PER SHARE

          In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. For 2002 and 2001 diluted net loss per share was the same as basic net loss per share since the effect of dilutive instruments was antidilutive due to the net loss. The following table summarizes common stock equivalents outstanding at December 31, 2002 which may dilute future earning per share.

          Convertible notes                           13,150,032
          Convertible preferred stock                    528,692
          Warrants                                     2,166,558
                                                   -------------
                                                      15,845,282
                                                   =============

          (L)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

          The carrying amounts of the Company's short-term financial instruments, including accounts receivable, and other current liabilities reflected in the accompanying balance sheet approximate fair value due to the relatively short period to maturity for these instruments.

          (M)  RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

          Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

          Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 145,  "Rescission of FASB  Statements No. 4, 44, and 64,
          Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

          Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

          Statement No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

          (N)  RECLASSIFICATIONS

          Certain   amounts  in  the  2001   financial   statements   have  been
          reclassified to conform to the 2002 presentation.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 2 PROPERTY AND EQUIPMENT
-----------------------------

Property and equipment is summarized as follows:
                                                                   2002
                                                              ----------------
     Boards available for lease                              $       670,483
     Equipment and LED truck                                         505,783
     Graphic equipment                                                22,229
     Furniture & fixtures                                             19,034
     LED Truck (under construction), net of impairment               270,355
                                                              ----------------
                                                                   1,487,885
     Less accumulated depreciation                                  (422,015)
                                                              ----------------
                                                             $     1,065,870
                                                              ================

Depreciation was $173,874 and $152,587 in 2002 and 2001, respectively.

During 2001 and 2002, the Company paid and accrued a total of $520,355 for the development of a second LED Truck to be used to generate LED Truck rental revenues. The development of this second truck experienced technical problems and delays resulting in cost increases. At December 31, 2002 and as of the date of the accompanying audit report, the development had not yet been completed and the truck was not placed in service. Accordingly, no depreciation has been taken on that truck. Management has evaluated the recovery of the recorded value and determined that an impairment loss of $250,000 should be recognized at December 31, 2002.

NOTE 3 LICENSE
--------------

During 2001, the Company, under a license agreement, purchased an exclusive license in a patent for the manufacture, sale, and marketing of direct view video displays. At the purchase date of July 23, 2001 and as of December 31, 2002, the product was in its R&D stages, and no product was available for marketing or sale. The license is valid for the entire patent term and was therefore to be amortized over a patent life of 17 years, from the earlier of the date the patent is granted, or the Company obtains a product ready for resale. Accordingly, there was no amortization in 2001. At December 31, 2001 the Company evaluated the recoverability of the recorded value of the license, and since no product had been available for sale and no positive cash flows could be accurately projected, recognized an impairment loss on the $100,000 license asset. Under the agreement, the Company must pay royalties computed as 25% of revenues derived from the sale of products utilizing the patented technology. The agreement requires minimum annual royalty payments, payable quarterly, as follows; $50,000 in year one of contract, $100,000 in year two, and $250,000 in years three and each year thereafter after production of a prototype, which was completed in October 2001. Accordingly, the Company recorded royalty expense of $75,000 in 2002 and deferred another $75,000 (see below). In order the satisfy the minimum royalty obligation, in August and December 2002, the Company sold a total 15% of its license rights to a third party in exchange for that third party paying the first $150,000 of royalties. The sale was treated for accounting purposes as a sale of future revenues in accordance with EITF 88-18, and the Company has recorded a deferred gain liability of $150,000 as of December 31, 2002 to be recognized as revenues pro-rata over the term of the license. In addition, the Company recorded $75,000 of the royalty expense to be paid by the third party as a deferred expense asset to be recognized when due in 2003. The first agreement for the sale of future royalties also contained a provision whereby the purchaser of the future royalties obtained a right of first refusal to participate in further cash advances to the licensor. In the second agreement, the purchaser also paid a $25,000 fee to the Company to convert the first right of refusal to an absolute right to participate. This fee was recorded as other income in 2002. The purchaser also agreed to loan the Company up to

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

$200,000 bearing interest at 8% only when the loan is fully funded. As of December 31, 2002, only $120,000 had been funded (see Notes 4 and 5(B))

NOTE 4 NOTES AND LOANS PAYABLE
------------------------------

Notes and loans payable including accrued interest consist of the following:

                                                                       2002
                                                                    ---------
$250,000  notes  payable,  with  interest  at 5%  and  rights  to   $ 270,869
purchase 50,000 common shares @ $.025 per share 30 days after initial default and an additional 25,000 common shares each and every month thereafter while in default. In default at December
31, 2002.

Three notes  payable for a total  $22,000,  with  interest at 8%.
One half of notes plus  accrued  interest  converted  to Series A preferred  Stock as of December 31, 2002.  In default at December
31, 2002.                                                              11,000

Note payable dated July 22, 2002, with interest at 10%,  original principal of $371,250,  due July 21, 2003,  secured by equipment, convertible  at  lender  option  into  common  stock at $0.50 per
share.                                                                389,467

Note  payable  dated  August  23,  2002,  with  interest  at  8%, original  principal of $25,000,  due August 22, 2003,  unsecured, convertible  at  lender  option  into  common  stock at $0.50 per
share.                                                                 25,252

Note payable dated August 23, 2002 with interest at 8%,  original principal  of $78,432,  due August 22,  2003,  rights to purchase
5,000  common  shares @ $.025  per  share 30 days  after  initial default  and an  additional  2,500  common  shares each and every month thereafter  while in default,  convertible at lender option
into common stock at $0.50 per share                                   80,667

Note  payable  dated August 23,  2002,  with  interest at 8%, due
August 22, 2003,  unsecured,  convertible  at lender  option into
common stock at $0.50 per share.                                       94,380

Loan  payable  for  $120,000,  non-interest  bearing  until fully funded  at  $200,000,  then  interest  at 8%,  due 6 months  from receipt  of full  $200,000,  convertible  to  Series A  Preferred
Stock at $1.00 per share                                              120,000

Note  payable  dated  October  31,  2002,  non-interest  bearing,
unsecured, due November 30, 2002, in default at December 31, 2002      50,000

Note  payable  dated April 2, 2002,  interest at 10%,  unsecured,
due April 14, 2002, in default at December 31, 2002                    10,000

Note  payable,  non-interest  bearing,  unsecured,  due on demand
with options to purchase shares if in default                          25,000

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

$125,000 convertible note payable,  with interest at 15%, secured by equipment,  convertible  into common stock at $0.25 per share,
in default at December 31, 2002                                       176,305

Loans payable, non-interest bearing, unsecured                         39,000

Loans payable, non-interest bearing, unsecured                          6,000
                                                                   ----------
                                                                   $1,297,940
                                                                   ==========

NOTE 5 LOANS PAYABLE, RELATED PARTIES
-------------------------------------

Related party loans including accrued interest consist of the following:

                                                                       2000
                                                                    ---------
Notes payable to president at 8% interest, payable from proceeds $ 303,657 of Swartz equity funding, convertible to preferred stock at
$0.10 per share,  secured by certain  equipment,  furnishings and accounts receivable of the Company.
                                                                    ---------

                                                                    $ 303,657
                                                                    =========

NOTE 6 COMMITMENTS AND CONTINGENCIES
------------------------------------

          (A)  LEGAL MATTERS

          A plaintiff has alleged that he holds a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company believes the note is not valid and intends to defend this claim. However, as a contingency, the Company has recorded additional interest expense in 2002 of $53,897 in addition to accrued interest recorded in prior fiscal years of $14,991 and has reflected $303,757 in accrued expenses at December 31, 2002.

          Under an investment agreement allowing the Company to demand ("put") the purchase of common shares by the investor, the Company is subject to a penalty of $100,000, less any put amount, for each six month period after the registration statement effective date that it does not put at least $1,000,000 and a $200,000 penalty if the put agreement is terminated automatically or by the Company. At December 31, 2002 the Company was liable for $400,000 in penalties, of which $200,000 have been waived by Swartz Private Equity (see Note 7(C)). Accrued penalties were recorded as $200,000 at December 31, 2002.

          The  Company  was  party to a  license  agreement  underlying  certain products they were selling. The licensor terminated the license agreement in February 2002 due to non-payment of certain minimum royalties by the Company and has initiated a lawsuit to recover those minimum royalties plus damages totaling approximately $533,000. Management believes it is not probable that the plaintiff will recover the entire $533,000 and has therefore only accrued $83,924 which represents the minimum royalties plus accrued interest due through the license termination date.

          (B)  ROYALTY AGREEMENTS

          The Company is party to a license agreement which is valid for the entire patent term for the patent underlying the license. As of December 31, 2002, a patent had not been granted.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          Accordingly, the minimum term of the minimum guaranteed royalties due under the agreement is 17 years from the time the patent is granted. Minimum future royalties are due as follows:

          Year Ending December 31,                                   2001
                                                                  -----------

                         2003                                     $   137,500
                         2004 and each year thereafter through
                         expiration of patent                         250,000

          (C)  CONSULTING AGREEMENTS

          In May 2001, the Company executed two consulting agreements which expire in May 2003. Each consultant provides financial and marketing advisory services to the Company in exchange for a warrant to purchase 500,000 common shares at $0.75 for one consultant and a warrant to purchase 500,000 common shares at $1.00 to the other consultant. Under the Black-Scholes option pricing model the value of the warrants was computed as $211,700 to be recognized over the two year term of the agreement. Related consulting expense was $105,850 and $61,746 in 2002 and 2001, respectively. Deferred consulting expense deducted from equity at December 31, 2002 was $44,104. The warrants were exercised in June 2001. (See Note 7)

          (D)  EMPLOYMENT AGREEMENTS

          In November 1999, effective the Company executed a three-year employment agreement with its president. The agreement provides for a base salary of $140,000 in year one and $120,000 per year in years two and three, a non-accountable expense allowance of $10,000 per year, a stock issuance equal to 10% of the outstanding common shares at the agreement date, and discretionary incentive compensation payments. The agreement was renewed in late 2002 for another three-year term with the same provisions.

          On May 22, 2002 the Company executed a three-year employment agreement with its Director of Operations. The agreement calls for a base salary of $75,000, a discretionary bonus, and an issuance with 2.5 months after the close of each fiscal year of $25,000 worth of common stock based on the value as determined on December 31 as defined in the agreement. In addition the agreement provide for a sign-on bonus of $125,000 in the form of a promissory note at 8%. On June 18, 2002 $100,000 of that note was converted to 200,000 shares of common stock at a rate of $0.50 per share (see Note 7). The Company accrued the $25,000 share value as a liability at December 31, 2002 which is included in accrued compensation.

          (E)  LEASES

          The Company executed a non-cancelable 5-year office lease commencing May 1, 2001. Annual rent escalation is the greater of the CPI or 3%. Future minimum lease payments under this lease are as follows:

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          Year Ending December 31,                           2001
                                                      --------------

                            2003                      $      135,874
                            2004                             139,951
                            2005                             144,149
                            2006                              60,800
                                                      --------------
                                                      $      480,774
                                                      ==============

          Rental   expense  was   $133,183   and  $135,726  in  2002  and  2001,
          respectively.

          The Company subleases part of its corporate office space to another company, under common management, for $4,800 per month under a one-year lease which expires January 31, 2003. A receivable of $30,991 due from the tenant was 100% reserved at December 31, 2002 due to the Company's assessment that the tenant does not have the current ability to pay.

NOTE 7 STOCKHOLDERS' EQUITY
---------------------------

          (A)  PREFERRED STOCK

          In 2002, the Company designated 5,000,000 share of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Although the Company granted Series A preferred stock under certain debt conversions (see below), the Company has not filed as an amendment to its articles of incorporation for the designation of Series A preferred stock with the State and has not issued such shares. Accordingly, the shares, which are issuable under various contracts, are reflected as issuable in the accompanying consolidated balance sheet at December 31, 2002.

          On May 2, 2002 the Company granted 12,173 Series A convertible preferred shares in exchange for $12,173 of principal and interest payable on loans to three individuals. The preferred shares were valued at $3.48 per share based on the quoted trading price of the common stock on May 2, 2002 and the 4-for-1 conversion ratio for the preferred shares which were immediately convertible. Accordingly, the Company recorded a settlement loss of $30,183.

          (B)  COMMON STOCK ISSUANCES

          During June 2001, the Company sold 500,000, 500,000 and 100,000 common shares pursuant to warrant exercises for cash of $500,000 ($1.00 per share), $375,000 ($0.75 per share), and $50,000 ($0.50 per share), respectively. The average sale price for the month was $0.84. A related subscription at December 31, 2001 of $333,375 was paid with services in 2002.

          During 2001, the Company issued 328,186 common shares to an officer and 172,740 shares to others for services rendered. The shares were valued at the contemporaneous average private sale price of $0.84 per share resulting in a compensation expense of $275,676 and a consulting expense of $145,101.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          During 2001, the Company issued 35,000 common shares in exchange for debt of $28,000. The stock was valued at $0.80 per share which approximated the contemporaneous private sale price of $0.84 per share on the settlement date resulting in no gain or loss on the exchange.

          During 2002, the Company sold common stock for cash. In May 2002 the Company sold 80,000 restricted common shares for one investor for $40,000 or $0.50 per share pursuant to a warrant exercise. In September 2002 the Company sold 166,667 restricted common shares at $0.30 per share and 100,000 restricted common shares at $0.50 per share to one investor as one transaction for aggregate proceeds of $100,000 or an average price of $0.375 per share. From May 2002 to December 2002 the quoted trading price for freely traded common shares was generally below the private sale price for restricted common shares and therefore the Company used the lower quoted trading price as a measure to value non-cash issuances during these dates.

          During 2002, the Company issued an aggregate 325,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes (see Note 4). The issuance resulted in cash proceeds of $1,175 and subscriptions receivable of $6,950 for a total issuance price of $8,125 or $.025 per share. Total subscriptions receivable related to exercised options under default provisions of promissory notes through December 31, 2002 were $10,075 at December 31, 2002.

          During 2002, the Company issued 730,292 shares for services rendered to various non-employee consultants and service providers valued at prices ranging from $0.35 to $0.53 based on contemporaneous quoted trading prices or cash sale prices, as applicable, for an aggregate value of $276,719 charged to expense in 2002. The $276,219 was allocated to a consulting expense of $299,919 and a settlement gain of $23,200 since one of the transactions has been contractually valued $23,200 lower than the value of the stock issued.

          In December 2002, the Company issued 505,502 common shares to its president as a bonus under his employment agreement. The shares were valued at the $0.26 quoted trading price at the grant date a resulting in a compensation expense charged to operations in December 2002 of $131,431.

          During 2002, the Company issued 65,000 common shares under two settlements. In April 2002 a settlement for 40,000 common shares was valued at the quoted trading price of $1.00 per share at the settlement date; and in October 2002 a settlement for 25,000 common shares valued at the quoted trading price of $0.22 per share at the settlement date resulting in an aggregate settlement charge to operations of $45,500.

          During 2002, the Company settled various loans totaling $322,046 through the issuance of 570,000 shares of common stock. The stock was valued at an aggregate $231,200 based on the quoted trading price which ranged from $0.21 to $0.56 on each of the various settlement dates resulting in a settlement gain of $98,299 and a settlement loss of $7,052.

          During 2002, the Company issued 100,000 common shares to a vendor/creditor as a forbearance to avoid or delay potential legal action relating to collection of the debt. The shares were valued at the $0.94 per share quoted trading price on the forbearance date resulting in a forbearance expense of $94,000 included in general and administration expense.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          During 2002, the Company issued 1,000 common shares as part of the purchase price of certain used equipment. The shares were valued at the $0.40 quoted trading price on the purchase date resulting in an asset of $400.

          During April 2002, the Company agreed to issue 1,000 shares as a loan fee. The shares were valued at the $1.25 quoted trading price on the agreement date resulting in an expense of $1,250. At December 31, 2002, the shares had not been issued and are reflected as issuable in the accompanying balance sheet.

          (C)  INVESTMENT AGREEMENT

          A May 19, 2000 agreement ("Agreement") with Swartz Private Equity, LLC (Swartz) provides the Company an equity line of up to $25,000,000 during the three year period following the effective date of September 28, 2000 of the registration statement covering the Swartz Agreement. The Company may sell its common stock to Swartz under a "put right" subject to individual put quantity limitations as defined in the Agreement, and certain provisions subject the put rights to termination, including periods when the Company's registration statement is not effective. The purchase price of the common shares shall be the lesser of (i) the market price for such put, less $0.10 or (ii) 92% of the market price, but no less than a minimum put share price which the Company may designate. The market price is defined as the lowest closing bid price for the period of 20 days after the put date. The minimum put share price shall be no greater than 80% of the closing bid price on the advance put notice date, which is from 10 to 20 days before any intended put date. The Company is also subject to a penalty of $100,000, less any put amount, for each six month period after the registration statement effective date that it does not put at least $1,000,000 and a $200,000 penalty if the put agreement is terminated automatically or by the Company. At December 31, 2002 the Company computed $400,000 in penalties, of which $200,000 have been waived by Swartz Private Equity resulting in an accrued penalty of $200,000 at December 31, 2002. For all proceeds raised under this agreement, the Company shall pay a 7% fee to a placement agent. For accounting purposes, such fee will be charged against the gross proceeds to additional paid-in capital.

          At the Agreement date, the Company was required to and issued 200,000 "commitment warrants" exercisable at $1.50 per share, expiring March 21, 2005. Utilizing the Black Scholes formula, assuming a 5 year life, no expected dividends, volatility of 35% and interest rate of 6%, the Company determined that the fair value of "commitment warrants" issued to be $57,200 and expensed that value immediately as the commitment warrants were fully vested. For each put, the Company is required to issue and deliver to Swartz "purchase warrants" to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in each applicable put. Each "purchase warrant" will be exercisable at a price that will initially equal 110% of the market price for that put and thereafter the exercise price shall be reset every six months. The warrants are immediately exercisable and have a term expiring 5 years thereafter. In addition, at the earlier of March 15, 2001 or the date of the first put, the Company must start to issue "additional warrants" such that the sum of the "commitment warrants" and "additional warrants" equals at least 4% of the fully diluted shares of common stock of the Company that are then outstanding. The additional warrants will expire seven years from the issuance date, have reset provisions every six months and have an initial exercise price of equal to 110% of the market price as defined. The reset price will be the lowest initial or reset price which effectively

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          may lower the exercise price but may not increase it. The Company's registration statement became initially effective on September 28, 2000 and the Company exercised its first put, for 100,000 shares on July 17, 2001, the advance notice date. Thus, the triggering event for the "additional warrants" provision was the "earlier of" date of March 15, 2001. Accordingly, during 2001 the Company issued 16,796 and 25,478 "additional warrants" expiring April 17, 2006 and July 17, 2006, respectively, to purchase 42,274 additional shares of the Company's common stock at an initial exercise price of $1.50. The fair value of the "additional warrants" issued was $12,090, using the same Black-Scholes assumptions as for the commitment warrants above, which was charged to expense in 2001. During 2002 the Company became obligated to issue 299,284 "additional warrants." Such warrants are issuable with an initial estimated exercise price of $0.51 per share and expire December 31, 2007. These warrants were valued at $102,555 using a Black-Scholes pricing model with the following assumptions: expected term of 2 years, volatility of 164%, dividends of zero, and a discount rate of 2%. (See Note 7(D))

          Due to the Company's registration statement becoming not effective as a result of a post effective amendment, Swartz was not required to purchase the 100,000 put shares and thus the Company has not recorded such shares as outstanding for accounting purposes in accordance with the accounting rules for contingent shares under the Emerging Issues Task Force Issue Topic D-90 and SFAS 128 "Earning per Share".

          (D)  STOCK OPTIONS AND WARRANTS

          On June 26, 2000,  the  Company's  Board of Directors  adopted the New
          Millennium Media International, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO's) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 3,000,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSO's granted under the Plan have a maximum duration of 10 years. As of December 31, 2002, no options have been granted under the Plan.

          In May 2001, the Company granted 500,000 warrants at a $0.75 exercise price and 500,000 warrants at a $1.00 exercise price for services under two year consulting agreements. The consultants were fully vested on the grant date thereby establishing a measurement date for the consulting expense. The expense was determined using the Black-Scholes option pricing model resulting in a value of $211,700. During 2001, $61,746 of this value was expensed and $149,954 was reflected as deferred expense deducted from equity at December 31, 2001. During 2002, $105,850 was expensed leaving a deferred balance of $44,104 at December 31, 2002. The Black Scholes formula, assumed a
          0.08 year life, volatility of 76%, no expected dividends, and a discount rate of 3.7%. These warrants were exercised in June 2001.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          During July to December 2001, the Company granted 175,000 options to purchase common stock at $.025 per share under the default provisions of certain promissory notes. The options were valued using a Black-Scholes model resulting in an interest expense of $211,483 in 2001. The Black Scholes formula, assumed a 0.08 year life, no expected dividends, volatility of 76% and interest rate of 2.59%. These options have been typically exercised immediately or within one month. There were 25,000 of these options unexercised at December 31, 2001. During 2002 the Company granted 300,000 options under the default provisions which were valued at $85,002 and charged to interest expense using the Black-Scholes option pricing model with a 0.08 expected life, volatility of 164%, zero expected dividends and a discount rate of 2%. All of these options were exercised as of December 31, 2002.

          In 2002 and 2001, the Company granted 299,284 and 42,274 "additional warrants," respectively, to Swartz. The 299,284 warrants have not been issued as of the date of the accompanying audit report. These options to Swartz have exercise price reset provisions which require the Company to use variable accounting for expensing these options. Under variable accounting, the Company estimates the fair value of the options at each balance sheet date and adjusts the aggregate expense for all warrants granted under this provision either up or down. During 2001 the Company charged $12,090 to commitment expense. During 2002 the Company issued the additional 299,284 warrants and priced and valued those warrants under the Black-Scholes method based on the year end quoted market price of the common stock. The Company also reset the exercise price of the prior warrants as follows: 16,796 warrants at $0.28; 25,478 at $0.51. The result under the variable accounting method was a net charge to commitment expense of $61,236 in 2002. (See
          Note 7)

          During 2002 the Company granted warrants to non-employee service providers to purchase an aggregate 2,124,284 common shares at exercise prices ranging from $0.20 to $1.00 The warrants to non-employees were valued at an aggregate $388,275 which was charged to consulting expense immediately since the services were considered completed. The warrants were valued under a Black-Scholes option pricing model using the following assumptions: expected terms of 2 years, expected volatility of 164%, dividends of zero, and a discount rate of 2%.

          A summary of the options issued to non-employees for services as of December 31, 2002 and 2001 and changes during the years is presented below:

                                                                  2002                                    2001
                                                   ------------------------------------    ------------------------------------
                                                     Number of            Weighted           Number of            Weighted
                                                    Options and            Average          Options and            Average
                                                      Warrants         Exercise Price         Warrants         Exercise Price
                                                   ---------------     ----------------    ---------------     ----------------
          Stock Options
          Balance at beginning of period                 367,274    $       1.28                 800,000    $       1.19
          Granted                                      2,124,284    $       0.45               1,167,274    $       0.77
          Exercised                                     (325,000)   $       0.03              (1,100,000)   $       0.80
          Forfeited                                        -        $        -                  (500,000)   $       1.00
                                                   ---------------     ----------------    ---------------     ----------------
          Balance at end of period                     2,166,558    $       0.66                 367,274    $       1.28
                                                   ===============     ================    ===============     ================

          Options exercisable at end of period         2,166,558    $       0.66                 367,274    $       1.28
                                                   ---------------     ----------------    ---------------     ----------------
          Weighted average fair value of options                    $       0.26                            $       0.20
            granted during the period                                  ================                        ================

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

          The  following  table  summarizes   information   about  employee  and
          non-employee stock options and warrants outstanding at December 31, 2002:

                              Options and Warrants Outstanding                          Options and Warrants Exercisable
          --------------------------------------------------------------------------    ----------------------------------
                                    Weighted
                                      Number            Average          Weighted                              Weighted
                  Range of        Outstanding at       Remaining          Average            Number             Average
                  Exercise         December 31,       Contractual        Exercise        Exercisable at        Exercise
                    Price              2002               Life             Price        December 31, 2002        Price
                --------------    ----------------    -------------     ------------    ------------------    ------------
             $           0.29             299,284       5.00 Years   $         0.29               299,284  $         0.29
                         0.25             100,000       4.88 Years             0.25               100,000            0.25
                         0.20             100,000       4.74 Years             0.20               100,000            0.20
                         0.51              25,478       3.55 Years             0.51                25,478            0.51
                         0.28              16,796       3.30 Years             0.28                16,796            0.28
                  0.35 - 1.00           1,200,000       2.88 Years             0.68             1,200,000            0.68
                         1.50             100,000       2.58 Years             1.50               100,000            1.50
                         1.50             200,000       2.22 Years             1.50               200,000            1.50
                         0.25             100,000       2.00 Years             0.25               100,000            0.25
                         0.75              25,000       0.11 Years             0.75                25,000            0.75
                                  ----------------                      ------------    ------------------    ------------
                                        2,166,558                    $         0.66             2,166,558  $         0.66
                                  ================                      ============    ==================    ============

NOTE 8 RELATED PARTY TRANSACTIONS
---------------------------------

The Company subleases part of its corporate office space to another company, under common management, for $4,800 per month under a one -year lease which expires January 31, 2003. A receivable of $30,991 due from the tenant was 100% reserved at December 31, 2002 due to the Company's assessment that the tenant does not have the current ability to pay.

The Company has loans payable including accrued interest to its president totaling $303,657 at December 31,
2002.  (See Note 5)

NOTE 9 INCOME TAXES
-------------------

There was no income tax expense in 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2001 and 2000, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                 2002                 2001
                                            ----------------     ---------------
 Computed "expected" tax benefit         $      (1,170,878)           (619,566)
 Change in valuation allowance                     799,663             619,566
 Equity instruments for services                   371,216                -
                                            ----------------     ---------------
                                         $            -       $           -
                                            ================     ===============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                   2002               2001
                                              ----------------   ---------------
Deferred tax assets:
Net operating loss carry forwards            $      1,980,165   $    1,180,502
Valuation allowance for deferred tax asset         (1,980,165)      (1,180,502)
                                              ----------------   ---------------
                                             $           -      $         -
                                              ================   ===============

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At January 1, 2002 the valuation allowance was $1,180,502. The increase during 2002 was $799,663.

At December 31, 2002, the Company has available net operating loss carry forwards of approximately $5,824,015, which expire through 2022.

NOTE 10 CONCENTRATIONS
----------------------

During 2002, 45% of revenues were derived from two customers at 23% and 22%.

NOTE 11 GOING CONCERN
---------------------

As reflected in the accompanying financial statements, the Company has a net loss of $3,443,760 in 2002, an accumulated deficit of $6,915,826 at December 31, 2002; cash used in operations in 2002 of $642,406, and a working capital deficit of $3,020,220 at December 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

The Company is working towards re-filing its Form SB-2 with the United States Securities and Exchange Commission in order for it to become effective. The Swartz $25,000,000 equity line should then become available for the Company to obtain the necessary funding to expand its operations.

NOTE 12 SUBSEQUENT EVENTS
-------------------------

In January 2003, certain creditors, officers, and employees agreed to convert $1,021,655 of notes and accrued compensation to Series A, Convertible Preferred Stock at $1.00 per share. The conversion is contingent on the Company raising $1,000,000 by the sale of Series A, Convertible Preferred Stock by May 15, 2003. If the Company does not raise such funds, the creditors may cancel the conversion agreement at any time prior to September 25, 2003 by written notice to the Company.