Form 10KSB/A
period 2002-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-04-16
CIK 1108967

As filed with the Securities and Exchange Commission on April 14, 2003

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                               (Amendment No. 1)

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

As discussed in Note 10 to the financial statements, accompanying statement of operations, stockholders (deficit) equity and cash flows for the year ended December 31, 2001 have been restated.


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