Form 10KSB/A
period 2001-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-04-17
CIK 1108967

As filed with the Securities and Exchange Commission on April 17, 2003

Registration No. ________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  (3rd Amended)

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

The attached Balance Sheets show that our Stockholders' Equity has decreased from $139,907 to ($348,957), a decrease of $488,864 from calendar year 2000 to year 2001. This is due in large part to operational losses and the Restatement of the transactions as described in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 10, RESTATEMENT. A major consideration in the Property and Equipment $537,676 increase is the LED truck presently under construction that is responsible for a $510,776 increase, see Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, PROPERTY AND EQUIPMENT. Notes and Loans Payable account for an increase of $550,697 of the company liabilities, see Notes to the Financial Statement, December 31,

2000 and 2001, Note 4, NOTES AND LOANS PAYABLE for a detailed discussion of these obligations and Note 5, RELATED PARTY PAYABLES for an accounting of the $151,444 increase in these obligations. As can be gleaned from these notes, the company continues to be funded through third party financing obligations. The number of shares issued in 2001 has been restated from 8,610,047 to 7,610,047 to reflect this 1,000,000 shares as not outstanding for balance sheet presentation purposes. The common stock warrants increased from $57,200 to $280,990, a 391% increase over 2000. This is the result of additional warrants issued to Swartz Private Equity, LLC., for a more detailed discussion of this transaction please see Notes to the Financial Statement, December 31, 2000 and 2001, Note 6, EQUITY TRANSACTIONS, last paragraph.

Notably, the Current Assets has increase by $88,874 over 2000, an increase of 307% principally due to current cash and an increase of prepaid expenses for an aggregate increase of total assets of $640,536 over the $953,135 value for 2000, a 67% increase. These assets, however, are off set by the Current Liabilities for 2001 of $1,942,628, an increase of $1,129,400, 139% over 2000. The increase in current liabilities is principally due to the Company continuing to fund its operation through arm's length and related party borrowing as discussed above. The Accounts Payable ($541,355 for 2001) increase from $155,118 is primarily the result of the Company now being fully operational; i. e., equipment purchased by the Company, but not yet paid and payment received by the Company for equipment purchases for which the equipment has not yet been delivered. Additionally, the day-to-day operation of the business incurs temporary liabilities in the Accounts Payable. For a further explanation of these property and equipment transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2000 and 2001, Note 2, PROPERTY AND EQUIPMENT.

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

General and Administrative Costs and Expenses
There was an increase in the General and Administrative Costs and Expenses of $693,936 (73%) for the 2001 calendar year compared to calendar 2000. This increase is due primarily to the Company continuing to grow after becoming fully operational in year 2000. This category in the Costs and Expenses includes all operational expenses other than interest and depreciation expenses. By the Company being fully operational this line item includes such items as rent, salaries, office expenses and sales expenses.

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

Basic and Fully Diluted Loss Per Common Share
The Basic and Fully Diluted Loss Per Common Share difference from 2000 to 2001 calendar years shows a 200% increase, from (0.09) to (0.27) for 2000 to 2001. The loss per common share is a function of the Costs and Expenses versus Income. In the opinion of management, this is a positive trend the basis of which is discussed item-by-item immediately above. We are now fully staffed and producing income. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign-Eyecatcher, the "EyeCatcher Powered by Insight" backlit display board, the LED display sign truck and the innovative OnScreen LED potential.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of the date of this filing, have been audited by Richard J. Fuller, CPA, P.A., Clearwater, Florida, independent auditors, as described in its reports with respect thereto.

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

April 17, 2003                     New Millennium Media International, Inc.


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

Date: April 17, 2003               New Millennium Media International, Inc.


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

New Millennium Media International, Inc.


By: /s/                                      Dated this 17th day of April 2003
    ---------------------------------------
    John "JT" Thatch CEO/President/Director

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Millennium Media International, Inc. at December 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 10 to the financial statements, the accompanying balance sheets as of December 31, 2002 and 2001, the related statements of operations, stockholders(deficit) equity and cash flows for the years then ended have been restated.


Richard J. Fuller, CPA, PA
Clearwater, Florida
March 31, 2002 (except for Note 10 as to which the date is April 10, 2003)

                 NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                 BALANCE SHEETS

                     December 31, 2000 and December 31, 2001

                                                                                2000             2001
                                                                             (RESTATED)       (RESTATED)
                                                                             (NOTE 10)        (NOTE 10)
                                                                            ------------     ------------
ASSETS

Current Assets
         Cash                                                               $         --     $     47,239
         Accounts receivable - net                                                16,636           23,395
         Prepaid expenses                                                         12,351           47,227
                                                                            ------------     ------------
              Total Current Assets                                                28,987          117,861
                                                                            ------------     ------------

Property and Equipment
         Property and Equipment - net                                            924,148          951,048
         LED truck (underconstruction)                                                --          510,776
                                                                            ------------     ------------
                                                                                 924,148        1,461,824
                                                                            ------------     ------------
Other Asssets
         Intangible Assets-net                                                        --               --
         Other assets                                                                 --           13,986
                                                                            ------------     ------------
              Total Other Assets                                                      --           13,986
                                                                            ------------     ------------

                                                                            $    953,135     $  1,593,671
                                                                            ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                                                   $    155,118     $    541,355
         Convertible debt                                                             --          591,719
         Related party payables                                                  658,110          809,554
                                                                            ------------     ------------

              Total Current Liabilities                                          813,228        1,942,628
                                                                            ------------     ------------

Long-term Liabilities                                                                 --               --

Stockholders' (Deficit) Equity

         Common stock, par value $.001; 15,000,000 shares
              authorized, 5,824,121 and 7,610,047 shares issued
              and outstanding, 2000 and 2001, respectively)                        5,824            7,610
         Common stock warrants (200,000 and 242,274;
              exercisable at $1.50, 2000 and 2001, respectively)                  57,200          280,990
         Common stock options; 25,000 issued and
              outstanding; exercisable at $.005 per option                            --          211,483
         Preferred stock, par value $.001; 10,000,000 shares authorized,
              no shares issued and outstanding                                        --               --
         Additional paid in capital                                            1,726,695        3,106,355
         Accumulated deficit                                                  (1,649,812)      (3,472,066)
                                                                            ------------     ------------
                                                                                 139,907          134,372
         Less deferred consulting expense                                       (149,954)
         Less common stock subscription receivable                                    --         (333,375)
                                                                            ------------     ------------
              Total stockholders' (deficit) equity                               139,907         (348,957)
                                                                            ------------     ------------

                                                                            $    953,135     $  1,593,671
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

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                  2000             2001
                                                                               (Restated)       (Restated)
                                                                               (NOTE 10)        (NOTE 10)
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $   (448,755)    $ (1,822,254)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                           95,688          152,587
            Gain on debt settlement                                               (514,852)              --
            Impairment loss                                                             --          100,000
            Fair value of shares issued for services                                 2,500          435,778
            Fair value of warrants / options issued for services                    57,200          292,488
            (Increase) decrease in accounts receivable                             (16,636)          (6,759)
            (Increase) decrease in prepaid expenses                                 (9,220)         (34,876)
            (Increase) decrease in other assets                                         --          (13,986)
            Increase (decrease) in accounts payable                                (41,934)         386,236

                                                                              ------------     ------------
                Net cash provided by (used in) operating activities               (876,009)        (510,786)
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                         (19,972)        (179,487)
        Purchase of license                                                             --         (100,000)
        LED truck                                                                       --         (510,776)
                                                                              ------------     ------------
            Net provided by (used in) investing activities                         (19,972)        (790,263)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from convertible debt                                                  --          591,719
        Proceeds from notes payable - related parties                              428,918          164,444
        Proceeds from common stock transactions                                    465,000          591,625
        Proceeds from exercise of common stock options                                  --              500
                                                                              ------------     ------------
            Net cash provided by (used in) financing activities                    893,918        1,348,288
                                                                              ------------     ------------

Increase (Decrease) in cash and cash equivalents                              $     (2,063)    $     47,239
Cash and cash equivalents at beginning of period                                     2,063               --
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $         --     $     47,239
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                             --               --
     Cash paid during the year for income taxes                                         --               --
     Supplemental schedule of noncash  investing and financing activities:
        Fair value of common stock (500,000 shares) issued for
            acquisition of Scovel Management, Inc.                            $        500     $         --
        Fair value of equipment (LED truck, $450,000 net of debt
            assumed of $107,000; 200,000 common stock shares issued)               343,000               --
        Fair value of common stock (3,641,152 shares )issued in settlement
            of related party debt based upon debt of $1,491,044                  1,491,044               --
        Fair value of shares issued (20,000 shares) for amounts previously
            owed to secretary / treasurer                                                            13,000

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