Form 10QSB
period 2003-03-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-05-15
CIK 1108967

NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                        For quarter ended March 31, 2003
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

                                 Yes [X] No [ ]

As of March 31, 2003 there were 10,724,848 shares of the Company's common stock issued and outstanding.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information.................................................3
         Item 1   Financial Statements ........................................3
                  Condensed Balance Sheet......................................3
                  Condensed Statement of Operations............................4
                  Condensed Statement of Cash Flows............................5
                  Notes to the Condensed Financial Statements..................6
         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............10
                  Overview....................................................10
                  Critical Accounting Policies................................11
                  Liquidity and Capital Resources.............................11
                  Material Changes in Financial Condition.....................11
                  Results of Operations.......................................11
                  Operating Expense...........................................12
                  Loss From Operations........................................13
                  Net Loss....................................................13
                  Trends and Events...........................................14
         Item 3   Quantitative and Qualitative Disclosures
                  About Market Risk...........................................14
Part II  Other Information....................................................14
         Item 1   Legal Proceedings...........................................14
         Item 2   Changes in Securities and Use of Proceeds...................15
                  Common Stock Transferred....................................15
                  Use of Proceeds.............................................15
         Item 3   Defaults Upon Senior Securities.............................15
         Item 4   Submission of Matters to a Vote of Security Holders.........15
         Item 5   Other Information...........................................15
         Item 6   Exhibits and Reports on Form 8-K............................16
Signatures....................................................................16
Exhibit Index.................................................................17
Certifications................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                BALANCE SHEETS

                                     ASSETS
                                     ------
                                                               March 31, 2003
                                                                (Unaudited)  December 31, 2002
                                                                -----------  -----------------
CURRENT ASSETS
Cash                                                            $      4,403    $     16,335
Accounts receivable, net                                              16,388           1,006
Other receivables, net                                                    --           2,891
                                                                ------------    ------------
TOTAL CURRENT ASSETS                                                  20,791          20,232
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, NET                                        1,020,572       1,065,870
                                                                ------------    ------------

OTHER ASSETS
Deferred royalty expense                                              50,000          75,000
Deposits                                                              21,276          21,276
                                                                ------------    ------------
TOTAL OTHER ASSETS                                                    71,276          96,276
                                                                ------------    ------------
TOTAL ASSETS                                                    $  1,112,639    $  1,182,378
                                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                              582,024       1,297,940
Notes payable, related party                                              --         303,657
Accounts payable                                                     470,091         449,865
Royalties payable                                                     83,924          83,924
Accrued expenses                                                     338,017         330,707
Accrued compensation                                                 143,505         154,250
Customer deposits                                                         --          28,500
Deferred revenues                                                     68,777          41,609
Deferred gain on sale of future revenues                             150,000         150,000
Accrued commitment penalty                                           200,000         200,000
                                                                ------------    ------------
TOTAL CURRENT LIABILITIES                                          2,036,338       3,040,452
                                                                ------------    ------------

REDEEMABLE PREFERRED STOCK (1,021,655 SHARES)                      1,021,655              --
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.001; 10,000,000 shares
     authorized Convertible Series A, Preferred stock,
     5,000,000 shares authorized, 237,173 and 12,173
     shares issued and outstanding, respectively,
     2003 and 2002                                                       237              12
Preferred stock issuable, at par value (50,000 shares)                    50              --
Common stock, par value $0.001; 15,000,000 shares authorized,
     10,724,848 and 10,253,508 shares issued and outstanding,
     respectively, 2003 and 2002                                      10,725          10,254
Common stock issuable, at par value. (1,000 shares)                        1               1
Additional paid in capital                                         5,529,447       5,101,664
Accumulated deficit                                               (7,400,344)     (6,915,826)
                                                                ------------    ------------
                                                                  (1,859,884)     (1,803,895)
Less deferred consulting expense                                     (72,895)        (44,104)
Less subscriptions receivable                                        (12,575)        (10,075)
                                                                ------------    ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                    (1,945,354)     (1,858,074)
                                                                ------------    ------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND STOCKHOLDERS' DEFICIENCY                                $  1,112,639    $  1,182,378
                                                                ============    ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            For the            For the
                                                                         quarter ended      quarter ended
                                                                         March 31, 2003     March 31, 2002
                                                                          ------------       ------------
REVENUES                                                                  $    112,733       $    211,427

COST OF EYECATCHER DISPLAY SALES                                                74,660                 --
                                                                          ------------       ------------

GROSS PROFIT                                                                    38,073            211,427

OPERATING EXPENSES
Compensation                                                                   140,323             82,104
Bad debt                                                                        15,408             (3,469)
Consulting fees                                                                111,151             70,850
Depreciation                                                                    43,798             43,367
General and administrative                                                     105,642            277,624
Professional fees                                                               34,621             32,850
Rent expense                                                                    25,047             28,511
Royalties                                                                       24,608             51,175
                                                                          ------------       ------------
TOTAL OPERATING EXPENSES                                                       500,598            504,377
                                                                          ------------       ------------
Loss from Operations                                                          (462,525)          (292,950)
                                                                          ------------       ------------
OTHER INCOME (EXPENSE)
Other income                                                                    11,372                 --
Settlement gain, net                                                            12,379                 --
Interest expense                                                               (45,744)           (29,809)
                                                                          ------------       ------------
TOTAL OTHER EXPENSES, NET                                                      (21,993)           (29,809)
                                                                          ------------       ------------
Loss before cumulative effect of change in accounting principle               (484,518)          (322,759)
Cumulative effect of change in accounting principle                                 --           (565,095)
                                                                          ------------       ------------
NET LOSS                                                                  $   (484,518)      $   (887,854)
                                                                          ============       ============
Basic and Diluted Loss Per Common Share:
     Loss before cumulative effect of change in accounting principle      $      (0.05)      $     (0.036)
     Cumulative effect of change in accounting principle                            --       $     (0.064)
                                                                          ------------       ------------
Net Loss Per Common share-Basic and Diluted                               $      (0.05)      $     (0.100)
                                                                          ============       ============
Weighted average common shares outstanding                                  10,492,891          8,881,047
                                                                          ============       ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the          For the
                                                      quarter ended    quarter ended
                                                      March 31, 2003   March 31, 2002
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $   (484,518)    $   (887,854)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Cumulative effect of change in accounting principle              --          565,095
Stock and options for services                              107,499          118,107
Stock based settlement gain, net                            (12,379)              --
Expense of option grants to noteholders                      28,000               --
Bad Debt                                                     15,408               --
Depreciation                                                 43,798           43,367
Other non-cash income                                          (354)
(INCREASE) DECREASE IN ASSETS:
Accounts receivable                                         (30,790)         (28,209)
Other receivables                                             2,891               --
Deferred royalty expense                                     25,000               --
INCREASE (DECREASE) IN LIABILITIES:
Notes payable - related party-accrued interest               (3,922)              --
Accounts payable and accrued expenses                        27,537           15,056
Accrued compensation                                         29,730               --
Customer deposits                                           (28,500)              --
Deferred revenues                                            27,168               --
(Increase) decrease in prepaid expenses                          --           30,673
Increase (decrease) in related party payables                    --           48,082
                                                       ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                      (253,432)         (95,683)
                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of boards                                  1,500               --
                                                       ------------     ------------
NET USED IN INVESTING ACTIVITIES                              1,500               --
                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable                                  65,000           55,000
Proceeds from sale of preferred stock                       175,000               --
Proceeds from exercise of common stock options                   --              350
                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   240,000           55,350
                                                       ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
Net Increase (Decrease) in cash                        $    (11,932)    $    (40,333)
Cash beginning of year                                       16,335           47,239
                                                       ------------     ------------
CASH END OF YEAR                                       $      4,403     $      6,906
                                                       ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Preferred shares issued in exchange for loans          $  1,121,655
Common share issued for subscriptions receivable       $      2,500

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 1 BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2002.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities.: FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

NOTE 2 NOTES PAYABLE AND REDEEMABLE PREFERRED STOCK
---------------------------------------------------

The company borrowed $65,000 from 3 individuals during the quarter of which $50,000 was converted to stock in January 2003. (See Note 3)

In January 2003 certain note holders converted their $1,021,655 of loans to Series A convertible preferred stock. For financial accounting purposes, the preferred shares were valued at $1.00 per share based on the common stock quoted trading price of $0.20 per share of the conversion date and the 4 for 1 conversion ratio of the preferred stock to common stock. Accordingly, no gain or loss on conversion of the loans was recognized except for an $882 loss from an overissuance which was not refunded since it was not material. The conversion is contingent on the Company raising $1,000,000 by the sale of Series A, Convertible Preferred Stock by May 15, 2003. If the Company does not raise such funds, the creditors may cancel the conversion agreement at any time prior to September 25, 2003 by written notice to the Company. Accordingly, these preferred shares are considered redeemable at the holders' option and classified as a contingency between liabilities and equity in the accompanying balance sheet at March 31, 2003.

NOTE 3 COMMITMENTS
------------------

The Company executed a six-month consulting agreement on February 17, 2003 whereby the consultant will provide public relations services. The Company agreed to issue 100,000 free trading shares under their ESOP, 100,000 restricted shares, and warrants to purchase 150,000 common shares (50,000 at an exercise price of $0.50; 50,000 at $0.75 and 50,000 at $1.00). which vest 1/3 every 30 days. The resulting estimated expense will be recognized over the contract term. (see Notes 5 and 6)

The Company executed a one-year consulting agreement on February 28, 2003 whereby the consultant will provide management and financial consulting services to the Company. The consultant was granted 30,000 common shares as compensation which were issued immediately. The resulting expense will be recognized over the contract term. (see Note 5)

NOTE 4 PREFERRED STOCK ISSUANCES
--------------------------------

In January 2003, the Company granted 100,000 Series A convertible preferred shares in exchange for $100,000 of loans. 50,000 shares were valued at $1.00 per share based on the quoted trading price of the common stock on January 6, 2003 and the 4-for-1 conversion ratio for the preferred shares which were immediately convertible, 50,000 shares were valued at $0.80 per share based on the quoted trading price of the common stock on January 23, 2003 and the 4-for-1 conversion ratio for the preferred shares which were immediately convertible. Accordingly, the Company recorded a settlement gain of $10,000.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

During the quarter ended March 31, 2003, the Company sold Series A preferred shares for cash. In January, the Company sold 50,000 preferred shares to one investor for $50,000. In February, the Company sold 75,000 preferred shares for two investors for $75,000. In March 2003 the Company sold 25,000 preferred shares to one investor for $25,000. The latter 25,000 shares were issued in April 2003.

NOTE 5 COMMON STOCK ISSUANCES
-----------------------------

On January 1, 2003 the Company issued 77,640 shares to an employee under his employment agreement, requiring $25,000 worth of stock using the 30-day average price prior to fiscal 2002 year-end. For financial accounting purposes, the stock was valued on the earned date of December 31, 2002 resulting in a value of $21,739 and a settlement gain of $3,261 in January 2003. The $25,000 compensation expense had been expensed and accrued in December 2002.

During the quarter ended March 31, 2003, the Company issued 100,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes. The issuance resulted in subscriptions receivable of $2,500 for an exercise price of $.025 per share. Total subscriptions receivable related to exercised options under default provisions of promissory notes through March 31, 2003 were $12,575 at March 31, 2003.

During the quarter ending March 31, 2003, the Company issued 293,700 shares for services rendered to various non-employee consultants and service providers. On January 6, 2003, 23,700 shares were issued for services rendered and valued at the $0.25 per share quoted trading price on the grant date resulting in a consulting expense of $5,925. On February 18, 2003, 200,000 shares were issued under a February 17, 2003 six-month consulting agreement. The shares were valued at the quoted trading price of $0.23 on the grant date which was the measurement date since the shares were contractually fully vested at the grant date. Accordingly, the Company recognized an expense through March 31, 2003 of $10,674 and a deferred expense of $35,326 at March 31, 2003. On February 21, 2003, 40,000 shares were issued for services rendered and valued at the $0.37 quoted trading price on the grant date resulting in a consulting expense of $14,800. On March 4, 2003, 30,000 shares were issued to a consultant under a February 28, 2003 one-year consulting agreement. The shares were valued at the $0.25 quoted trading price on the grant date which was the measurement date since the shares were considered fully vested at the grant date. Accordingly, an expense through March 31, 2003 of $625 was recognized and a deferred expense of $6,875 was recorded at March 31, 2003.

NOTE 6 WARRANT AND OPTIONS GRANTS
---------------------------------

On January 2, 2003 the Company granted 62,500 5-year warrants with an exercise price of $0.25 per share to its Scientific Advisory Board members. The warrants were valued at $0.28 per warrant or an aggregate $17,432 for these non-employees using the Black-Scholes Options Pricing Model with the following assumptions; expected life of 5 years, volatility of 253%, zero expected dividends and a discount rate of 3.05%. Based on the members service term of three years the Company recognized an expense through March 31, 2003 of $841 and a deferred consulting expense of $16,591 at March 31, 2003.

On January 6, 2003 the Company granted to an employee 5,000 warrants with an exercise price based on the 5-day average prior to the date of exercise and expiring January 6, 2006. These variable warrants were valued under the intrinsic value method of APB 25 at the balance sheet date of March 31, 2003 resulting in a value of $0.10 per warrants or a total $500.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

On February 18, 2003 the Company granted 150,000 warrants (50,000 at an exercise price of $0.50; 50,000 at $0.75 and 50,000 at $1.00) expiring April 20, 2004 to a consultant for a service period through August 17, 2003. The warrants were valued at $0.0065, $0.0039 and $0.1253 respectively per warrant or an aggregate $6,785 using the Black-Scholes Options Pricing Model with the following assumptions; expected life of 30 to 428 days, volatility of 161% to 214%, zero expected dividends and a discount rate of 1.2% to 1.3%. Accordingly, the Company recorded a consulting expense of $1,056 through March 31, 2003 and deferred consulting of $5,729 at March 31, 2003. (see Note 3)

Had compensation cost for the Company's options and warrants granted to employee been determined using the fair value method of SFAS 123, the Company's net loss for the period indicated would have been changed to the pro forma amount as follows:

                                            Three Months
                                           Ended March 31,
                                                2003
                                            ------------

Net loss, as reported                       $   (484,518)

Add: Stock-based employee compensation
expense included in net income, net of
related tax effects                                  500

Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects                               (1,356)
                                            ------------

Pro forma net loss                          $   (485,374)
                                            ============

Earnings per share:
Basic and diluted - as reported             $      (0.05)
                                            ============
Basic and diluted -pro forma                $      (0.05)
                                            ============

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $484,518 and cash used in operations of $253,432 in the three months ended March 31, 2003 and an accumulated deficit, stockholders' deficit and working capital deficit of $7,400,344, $1,945,354 and $2,015,547, respectively, at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further generate sales and raise additional capital.

The Company is working towards re-filing its Form SB-2 with the United States Securities and Exchange Commission in order for it to become effective. The Swartz $25,000,000 equity line should then become available for the Company to obtain the necessary funding to expand its operations.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 9 SUBSEQUENT EVENTS
------------------------

In April 2003 the Company issued 175,000 Series A preferred shares for $175,000 cash , 22,500 Series A preferred shares for consulting and 5,000 series A preferred shares for a $5,000 note conversion.

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

NMMI continues to incur significant losses from operations. We incurred losses from operations of $462,525 for the quarter ended March 31, 2003 compared to $292,950 for the same term of 2002 a loss increase of $169,575. As of March 31, 2003, we had an accumulated deficit of $7,400,344.

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

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Balance Sheet, the Property and Equipment net has decreased only slightly, 4%, during the first three months period of 2003 compared to December 31, 2002 due to depreciation expense; however, the Total Assets shows a decrease of $69,739, 6% for the same period comparison. This is primarily because of the $$45,298 Property and Equipment decrease from December 31, 2002 to March 31, 2003 and the Deferred Royalty Expense decrease from $75,000 for December 31, 2002 to $50,000 as of March 31, 2003. The Total Current Assets, Cash and Receivables, increased by $559 for the first three months of 2003. The Total Current Liabilities decreased by $1,004,114 during these three nine months of 2003, a decrease of 33%. This is principally the result of the decrease of Notes and Loans Payable (a decrease of $715,916) and Related Party Notes Payable (a decrease of $303,657). The majority of these payables were converted to Company equity that is noted as Redeemable Preferred Stock (1,021,655 shares valued at $1.00 per share) on the Company Balance Sheet. Additional Paid in Capital increased 8% ($427,783), from $5,101,664 as of December 31, 2002 to $5,529,447 at March 31, 2003. Accumulated Deficit increased $484,518 for the first three months of 2003. The money received by the Company that gave rise to these increases of Paid in Capital and Accumulated Deficit was used to fund the ongoing operations of the Company and royalty expense. The Total Stockholders' Deficiency increased by 5% ($87,280), from $1,858,074 at December 31,, 2002 to $1,945,354 at March 31,2003.

RESULTS OF OPERATIONS
Revenue
The comparative revenue for the first quarter of 2003 compared to the same period for 2002 shows a decrease of $98,694, 47%. This decrease is due primarily to increased competition relating to the mobile LED truck rental. The noticeable competition has caused us to lower our rental rate to remain competitive while spending more resources to promote the mobile LED unit.

Cost of EyeCatcherPlus Display Sales. Cost of EyeCatcherPlus display sales of $74,660 related to a $57,000 sale of EyeCatcherPlus displays included in revenues for the three months ended March 31, 2003. Many of the EyeCatcherPlus displays were sold at a loss as part of a negotiated distributor contract wherein the distributor paid an offsetting distributor fee sufficient to cover the loss.

The net result is an 82% decrease in Gross Profit from $211,427 for the first three months of 2002 to $38,073 for the same period of 2003. Notwithstanding this decrease, the Company continues to lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the leased and sold motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort so long as the display board continues to produce revenue with no additional effort. No additional effort is generally necessary to place the display board because it remains in place at the host venue.

Operating Expenses
There was an increase of 71% of Compensation Expense for the first quarter of 2003 compared to the same period of 2002, from $82,104 to $140,323. This $58,219 increase is the result of including compensation under a new employment agreement with the Director of Operations who was previously paid as a consultant which fees were previously included under consulting fees.

Consulting Fees increased from $70,850 to $111,151, an increase of $40,301 comparing the first quarter periods. This additional expense relates principally to consulting services outside the Company relating to the OnScreen project and amortization of approximately $35,000 of consulting fees which were deferred at December 31, 2002 and relate to warrants issued to consultants in mid 2002.

Bad Debt increased by $18,877 from $(3,469) to $15,408 for these first quarter comparisons. This amount represents uncollectable rent from an office space rental tenant. The prior year credit of $3,469 results from recovery of certain bad debt recorded prior to that quarter.

The Depreciation expense increased approximately 1% to $43,798 for the first quarter of 2003. This depreciation expense reflects the depreciation of the Company owned equipment.

There was a decrease in the General and Administrative expenses of $171,982, 62% for the first quarter comparison of 2003 and 2002. This decrease from $277,624 to $105,642 takes into account a net reduction in such expenses as general office expenses and supplies, commissions paid for advertising sales, telephone and cell phone, Internet service, office utilities, insurances, business promotion, travel and lodging, and EyeCatcherPlus display maintenance/repairs.

Professional Fees increased by 5% for the first quarter of 2003 compared to the same period of 2002, from $32,850 to $34,621. This expense is principally accounting and legal fees for the day to day operation of the Company.

Rent Expense decreased by 12%, from $28,511 to $25,047, for the first quarter comparison of 2002 to 2003. This expense is the rent and rent related expenses for the Company offices and warehouse space.

Royalties decreased from $51,175 for the first quarter of 2002 to $24,608 for the first quarter of 2003, 52% decrease. The Royalty expense is money paid pursuant to a contract between the Company and the inventor of the OnScreen technology. This contract provides for periodic quarterly payments that are made by the Company out of operating capital or by borrowing money from third parties.

These aggregate of these expenses yield a Total Operating Expense of $500,598 for the first three months of 2003 compared to $504,377, a decrease of $3,377. In the opinion of management this 1% decrease in Total Operating Expenses shows that the Company is beginning to stabilize. Although the Company continues to grow, the current staffing of the Company is expected to be sufficient to carry the Company through its growth during the next six to twelve months at the present rate of growth.

Loss From Operations
Loss from  Operations  is a  function  of Gross  Profit  minus  Total  Operating
Expenses. This loss increased $169,575 for the first three months of 2003 compared to the same period of 2002. Although the Total Operating Expenses decreased slightly, $3,779, the Gross Profit decrease of $173,354 is the major factor that causes the net operational loss.

Other Income (Expense)
The Total Other Expenses, Net shows a decrease of $7,816 for the first three months of 2003 compared to 2002. A significant amount of this decrease is the $45,744 interest expense resulting from loan balances (approximately $12,000) and current stock options ($28,000). The Settlement Gain, Net is the result of settlement gains resulting from debt to stock conversions. The $11,372 Other Income is the amount received as rent from two office space rentals. When the Company relocated it offices, it contracted for space additional to that which it immediately intended to occupy in anticipation to growing into the total space. In the interim, the Company rents the additional office space. The Settlement gain, Net is discussed in Notes 4 and 5, Preferred Stock Issuances and Common Stock Issuances in the Notes to the Financial Statements, March 31, 2003 attached hereto. This calculation is a net figure that also takes into consideration $882 of miscellaneous offset.

Loss Before Cumulative Effect of Change in Accounting Principle
This loss increased 50%, $161,759 for the first quarter comparison for years 2003 and 2002. This operational loss is a function of the Operating Expenses and Other Expenses and is principally the result of the continuing Company growth which requires additional display boards and equipment as well as the in-house personnel necessary to provide operational support.

Cumulative Effect of Change in Accounting Principle
For a detailed explanation of Cumulative Effect of Change in Accounting Principle please see Note 3, Effect of Recent Accounting Pronouncements, in the Notes to the Condensed Financial Statements March 31, 2002 attached to Form 8-KSB filed May 20, 2002.

Basic and Fully Diluted Loss Per Common Share
The Basic Loss Per Common Share before cumulative effect of change in accounting principle for the first quarter of 2003 compared to the same quarter of 2002 increased from $(0.036) to $(0.05), a comparative Basic Loss Per Common Share increase of approximately 39%. This increase in loss per common share is a function of the increase in the net loss offset by the increase in weighted average shares. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher backlit and frontlit display board and the LED display sign truck.

Net Loss and Weighted Average Common Shares Outstanding
When taking into consideration the Cumulative Effect of Change in Accounting Principle, the Net Loss Per Common Share-Basic and Diluted has decreased by 50%, from (0.100) to (0.05) for the 2003 and 2002 first quarters. This three months decrease is due primarily to the change in accounting principle as noted above. The Weighted Average Common Shares Outstanding increased by 1,611,844 shares for the comparison of the first quarters of 2003 to 2002. This is an 18% increase for this period.

TRENDS AND EVENTS
Over the past approximately twelve months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell IllumiSign-EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers of the displays have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue.

Although the OnScreen technology is still in development, the OnScreen Scientific Advisory Board advises Company management that it feels optimistic that the second prototype will be complete by the end of Summer 2003 and upon completion this prototype could produce commercial interest among LED manufacturers.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
The Company is presently negotiating the settlement of an ongoing litigation in Great Britain with the individual patent owner who licenses to the Company the current manufacture and sale of the front-lit IllumiSign EyeCatcher display. This litigation is described as Maurice Grosse and New Millennium Media International, Inc., Claim Number HQ02X01340 in the High Court of Justice, Queen's Bench Division. These settlement negotiations are progressing and should be concluded in the next few months. This litigation was initiated as a result of the Company deciding to phase out distribution of the IllumiSign-EyeCatcher front-lit displays in deference to the more modern backlit displays.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK TRANSFERRED
The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration regarding the following transfers to accredited investors because they did not involve a public offering.

During February 2003 the Company issued 100,000 common shares to an unrelated entity pursuant to a consulting agreement; 40,000 common shares to a non-employee for contract labor; and 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes.

During March 2003 the Company issued 23,700 common shares pursuant to an agreement relating to the purchase of LED panels installed on the Company mobile LED unit; 30,000 common shares as payment for non-employee consulting services relating to financial and business development; and 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes.

USE OF PROCEEDS
The proceeds from these transactions (Common Stock Transferred) were used for working capital and general corporate purposes, including acquisitions, funding anticipated operating losses, sales and marketing expenses, purchase of additional inventory, working capital, new product development and to fund payment obligations for contemplated acquisitions, corporate partnering arrangements and lawsuit settlement. We reserve the right to vary the use of proceeds among these categories because our ability to use the proceeds is dependent on a number of factors, including the extent of market acceptance of our variety of display boards, unexpected expenditures for further technical development, sales and marketing efforts and the effects of competition.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                              Description

3.1 *Amended Articles of Incorporation of the Company (Incorporated by reference from our registration statement on Form SB-2/A filed with the commission on October 26, 2001.

3.2 *Bylaws of the Company (Incorporated by reference from our registration statement on Form SB-2/A filed with the commission on October 26, 2001.

13.1   * Form 10-KSB filed April 15, 2003 for year end December 31, 2002.

13.2   * Form 10-KSB/A filed April 17, 2003 for year end December 31, 2001.

99.1 CEO/CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

The Company filed a Form 8-K on February 4, 2003 giving notice of a change in Company independent auditors from Richard J. Fuller, C.P.A., P.A. to Salberg & Company, P.A. This change was approved by the Board of Directors on February 3, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of May 2003.


                                       New Millennium Media International, Inc.
                                                     (Registrant)

                                       by: /s/__________________________________
                                           John Thatch as President/CEO/Director

                                  EXHIBIT INDEX

Exhibit
Number                              Description

3.1 * Amended Articles of Incorporation of the Company (Incorporated by reference from our registration statement on Form SB-2/A filed with the commission on October 26, 2001.

3.2 * Bylaws of the Company (Incorporated by reference from our registration statement on Form SB-2/A filed with the commission on October 26, 2001.

13.1   * Form 10-KSB filed April 15, 2003 for year end December 31, 2002.

13.2   * Form 10-KSB/A filed April 17, 2003 for year end December 31, 2001.

16 Form 8-K filed February 4, 2003 giving notice of a change in Company independent auditors from Richard J. Fuller, C.P.A., P.A. to Salberg & Company, P.A, incorporated herein by reference.

99.1 CEO/CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on February 4, 2003 giving notice of a change in Company independent auditors from Richard J. Fuller, C.P.A., P.A. to Salberg & Company, P.A. This change was approved by the Board of Directors on February 3, 2003

                                 CERTIFICATIONS

I, John "JT" Thatch, as CEO/President/Director/acting CFO of New Millennium Media International, Inc., certify that:

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

Date: May 15th, 2003               New Millennium Media International, Inc.

                                   By: /s/_____________________________________
                                       John "JT" Thatch
                                       CEO/President/Director/acting CFO