Form 10QSB
period 2003-06-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-08-19
CIK 1108967

NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2003
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

                                 Yes [X] No [ ]

As of June 30, 2003 there were 10,774,848 shares of the Company's common stock issued and outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                 June 30, 2003
                                                                  (Unaudited)   December 31, 2002
                                                                 ------------     ------------
CURRENT ASSETS
Cash                                                             $     41,445     $     16,335
Accounts receivable, net                                                9,415            1,006
Other receivables, net                                                     --            2,891
                                                                 ------------     ------------
TOTAL CURRENT ASSETS                                                   50,860           20,232
                                                                 ------------     ------------

PROPERTY AND EQUIPMENT, NET                                           978,274        1,065,870
                                                                 ------------     ------------

OTHER ASSETS
Deferred royalty expense                                               25,000           75,000
Deposits                                                               21,276           21,276
                                                                 ------------     ------------
TOTAL OTHER ASSETS                                                     46,276           96,276
                                                                 ------------     ------------
TOTAL ASSETS                                                     $  1,075,410     $  1,182,378
                                                                 ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                               586,430        1,297,940
Notes payable, related party                                               --          303,657
Accounts payable                                                      498,238          449,865
Royalties payable                                                     151,152           83,924
Preferred stock dividends payable                                      68,898               --
Accrued expenses                                                      342,745          330,707
Accrued compensation                                                  148,005          154,250
Customer deposits                                                          --           28,500
Deferred revenues                                                      68,718           41,609
Deferred gain on sale of future revenues                              150,000          150,000
Accrued commitment penalty                                                 --          200,000
                                                                 ------------     ------------
TOTAL CURRENT LIABILITIES                                           2,014,186        3,040,452
                                                                 ------------     ------------

REDEEMABLE PREFERRED STOCK  (1,021,655 SHARES)                      1,021,655               --
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.001; 10,000,000 shares
     authorized Convertible Series A, Preferred stock,
     5,000,000 shares authorized, 714,673 and 12,173
     shares issued and outstanding, respectively,
     June 30, 2002 and December 31, 2002                                  715               12
Common stock, par value $0.001; 15,000,000 shares authorized,
     10,774,848 and 10,253,508 shares issued and outstanding,
     respectively, June 30, 2003 and December 31, 2002                 10,774           10,254
Common stock issuable, at par value.  (1,000 shares)                        1                1
Additional paid in capital                                          5,967,470        5,101,664
Accumulated deficit                                                (7,889,452)      (6,915,826)
                                                                 ------------     ------------
                                                                   (1,910,493)      (1,803,895)
Less deferred consulting expense                                      (36,114)         (44,104)
Less subscriptions receivable                                         (13,825)         (10,075)
                                                                 ------------     ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (1,960,432)      (1,858,074)
                                                                 ------------     ------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' DEFICIENCY                                   $  1,075,410     $  1,182,378
                                                                 ============     ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          FOR THE           FOR THE
                                                         FOR THE          FOR THE        SIX MONTHS       SIX MONTHS
                                                      QUARTER ENDED    QUARTER ENDED        ENDED            ENDED
                                                      JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                                       ------------     ------------     ------------     ------------
REVENUES                                               $     90,444     $    225,145     $    203,177     $    538,471

COST OF REVENUES                                              1,161            5,825           75,821          107,724
                                                       ------------     ------------     ------------     ------------

GROSS PROFIT                                                 89,283          219,320          127,356          430,747
OPERATING EXPENSES
Compensation                                                284,763          107,599          425,086          189,327
Bad debt                                                     71,624           49,183           87,032           45,714
Consulting fees                                              12,538          195,099          123,689          265,949
Depreciation                                                 43,798           43,629           87,596           86,996
General and administrative                                   74,419           44,604          180,061          243,971
Professional fees                                            71,283           32,929          105,904           65,778
Rent expense                                                 44,955           31,703           70,002           60,214
Commitment Penalty Expense - Swartz                         100,000               --          100,000               --
Royalties                                                    88,219              666          112,827           51,841
                                                       ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                    791,599          505,412        1,292,197        1,009,790
                                                       ------------     ------------     ------------     ------------
Loss from Operations                                       (702,316)        (286,092)      (1,164,841)        (579,043)
                                                       ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
Other income                                                 16,650           28,500           28,022           28,500
Settlement gain, net                                        300,116               --          312,495               --
Interest expense                                            (27,126)         (34,311)         (72,870)         (64,119)
                                                       ------------     ------------     ------------     ------------
TOTAL OTHER EXPENSES, NET                                   289,640           (5,811)         267,647          (35,619)
                                                       ------------     ------------     ------------     ------------
Loss before cumulative effect of change
   in accounting principle                                 (412,676)        (291,903)        (897,194)        (614,662)
Cumulative effect of change in accounting principle              --               --                          (565,095)
                                                       ------------     ------------     ------------     ------------
NET LOSS                                               $   (412,676)    $   (291,903)    $   (897,194)    $ (1,179,757)
Preferred Stock Dividends                                   (76,432)              --          (76,432)              --
                                                       ============     ============     ============     ============
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $   (489,108)    $   (291,903)    $   (973,626)    $ (1,179,757)
Basic and Diluted Loss Per Common Share:
      Loss before cumulative effect of
          change in accounting principle                      (0.05)          (0.031)           (0.09)          (0.067)
      Cumulative effect of change in
          accounting principle                                   --               --                            (0.062)
                                                       ------------     ------------     ------------     ------------
Net Loss Per Common share-Basic and Diluted                   (0.05)          (0.031)           (0.09)          (0.129)
                                                       ============     ============     ============     ============
Weighted average common shares outstanding               10,741,782        9,442,547       10,618,024        9,171,547
                                                       ============     ============     ============     ============

                 See accompanying notes to financial statements

                  NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                           2003             2002
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $   (973,626)    $ (1,152,512)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Cumulative effect of change in accounting principle              --               --
Stock and options for services                              169,280           25,176
Stock based settlement gain (loss), net                     (12,379)              --
Expense of option grants to noteholders                      37,750               --
Gain on forgiveness of accrued penalties                   (300,000)              --
Bad Debt                                                     87,032               --
Depreciation                                                 86,096           43,629
Other non-cash income                                          (354)              --
(INCREASE) DECREASE IN ASSETS:
Accounts receivable                                         (95,441)         (18,770)
Other receivables                                             2,891               --
Deferred royalty expense                                     50,000               --
Other assets                                                     --          (36,348)
INCREASE (DECREASE) IN LIABILITIES:
Loans payable - related party-accrued interest                9,407               --
Notes payable - related party - accrued interest             (3,922)              --
Accounts payable and accrued expenses                        48,373         (102,529)
Royalties payable                                            67,228               --
Accrued expenses                                             12,038               --
Accrued compensation                                         34,230               --
Preferred stock dividends payable                            68,898               --
Customer deposits                                           (28,500)              --
Deferred revenues                                            27,109               --
Accrued commitment penalty                                  100,000               --
(Increase) decrease in prepaid expenses                          --           (7,500)
Increase (decrease) in related party payables                    --          165,836
                                                       ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                      (613,890)      (1,083,018)
                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            1,500           (7,940)
                                                       ------------     ------------
NET USED IN INVESTING ACTIVITIES                              1,500           (7,940)
                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable                        87,500          186,198
Proceeds from sale of preferred stock                       550,000               --
Proceeds from common stock transactions                          --           40,000
Proceeds from exercise of common stock options                   --               --
                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   637,500          226,198
                                                       ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
Net Increase (Decrease) in cash                        $     25,110     $   (864,760)
Cash beginning of year                                       16,335            6,906
                                                       ------------     ------------
CASH END OF YEAR                                       $     41,445     $   (857,854)
                                                       ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Preferred shares issued in exchange for loans          $     27,500
Common share issued for subscriptions receivable       $      1,250

                 See accompanying notes to financial statements

NOTE 1 BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities.: FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its balance sheet and results of operations.

NOTE 2 NOTES PAYABLE, CONVERSION AND REDEEMABLE PREFERRED STOCK
----------------------------------------------------------------

The company borrowed $65,000 from 3 individuals during the quarter of which $50,000 was converted to stock in January 2003. (See Note 3)

In January 2003 certain note holders converted their $1,021,655 of loans to Series A convertible preferred stock. For financial accounting purposes, the preferred shares were valued at $1.00 per share based on the common stock quoted trading price of $0.20 per share of the conversion date and the 4 for 1 conversion ratio of the preferred stock to common stock. Accordingly, no gain or loss on conversion of the loans was recognized except for an $882 loss from an overissuance which was not refunded since it was not material. The conversion is contingent on the Company raising $1,000,000 by the sale of Series A, Convertible Preferred Stock by May 15, 2003. If the Company does not raise such funds, the creditors may cancel the conversion agreement at any time prior to September 25, 2003 by written notice to the Company. Accordingly, these preferred shares are considered redeemable at the holders' option and classified as a contingency between liabilities and equity in the accompanying balance sheet at June 30, 2003.

The company entered into a promissory note in the amount of $22,500 with a non-employee for services rendered on April 17, 2003. The note, along with a previous loan from this individual in the amount of $5,000 was converted to 27,500 Series A convertible preferred shares in April 2003. For financial accounting purposes, the preferred shares were valued at $1.00 per share based on the contemporaneous sales of Series A preferred stock resulting in no gain or loss on conversion.

NOTE 3 COMMITMENTS
------------------
The Company executed a six-month consulting agreement on February 17, 2003 whereby the consultant will provide public relations services. The Company agreed to issue 100,000 free trading shares under their ESOP, 100,000 restricted shares, and warrants to purchase 150,000 common shares (50,000 at an exercise price of $0.50; 50,000 at $0.75 and 50,000 at $1.00), which vest 1/3 every 30 days. The resulting estimated expense will be recognized over the contract term. (See Notes 5 and 6)

The Company executed a one-year consulting agreement on February 28, 2003 whereby the consultant will provide management and financial consulting services to the Company. The consultant was granted 30,000 common shares as compensation which were issued immediately. The resulting expense will be recognized over the contract term.
(See Note 5)

The company executed an agreement on May 21, 2003 for the creation of a Phase II prototype demonstrating the Company's OnScreen LED display technology. The anticipated cost of this prototype is $100,000, with payments to be made at various stages of completion. The estimated time to complete the prototype is three months.

NOTE 4 PREFERRED STOCK ISSUANCES AND DIVIDENDS
----------------------------------------------
The Company has not yet filed with the State a certificate of designations and preferences for the Series A preferred stock, however, management has represented to preferred stock investors that the preferred stock pays 10% cumulative dividends, payable quarterly. The Company has paid dividends of $7,534 to certain holders of the preferred stock and has accrued dividends payable of $68,898.

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

During the quarter ended March 31, 2003, the Company sold Series A preferred shares for cash. In January, the Company sold 50,000 preferred shares to one investor for $50,000. In February, the Company sold 75,000 preferred shares for two investors for $75,000. In March 2003 the Company sold 50,000 preferred shares to one investor for $50,000. The latter 50,000 shares were reflected as issuable at March 31, 2003 and issued in April 2003.

In April 2003, the company issued 25,000 shares Series A preferred stock for services rendered by a non-employee. The shares were valued at $1.00 per share based on the contemporaneous sales of Series A preferred stock at $1.00 per share resulting in a contract labor expense of $25,000.

During the quarter ended June 30, 2003, the company sold Series A preferred shares for cash at $1.00 per share. In April 2003, the company sold 125,000 shares to two investors for $125,000. In May 2003, the company sold 250,000 shares to one investor for $250,000.

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

During third quarter ended June 30, 2003 the Company issued 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes. The issuances resulted in subscriptions receivable of $1,250 based on an exercise price of $0.025 per share. Total subscriptions receivable related to exercised options under default provisions of promissory notes through June 30, 2003 were $13,825 at June 30, 2003.

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

On February 18, 2003 the Company granted 150,000 warrants (50,000 at an exercise price of $0.50; 50,000 at $0.75 and 50,000 at $1.00) expiring April 20, 2004 to a consultant for a service period through August 17, 2003. The warrants were valued at $0.0065, $0.0039 and $0.1253 respectively per warrant or an aggregate $6,785 using the Black-Scholes Options Pricing Model with the following assumptions; expected life of 30 to 428 days, volatility of 161% to 214%, zero expected dividends and a discount rate of 1.2% to 1.3%. Accordingly, the Company recorded a consulting expense of $1,056 through March 31, 2003 and deferred consulting of $5,729 at March 31, 2003. (see Note 3)

Amortization of the above deferred consulting was $36,781 for the three months ended June 30, 2003.

During the quarter ended June 30, 2003, the company granted options to purchase 50,000 common shares pursuant to the default provisions of certain promissory notes. The options were valued at the $0.22 quoted trading price on the grant date resulting in an interest expense of $9,750.

Note 7 Going Concern
--------------------

As reflected in the accompanying financial statements, the Company has a net loss to common stockholders of $973,626 and cash used in operations of $613,890 in the six months ended June 30, 2003 and an accumulated deficit, stockholders' deficit and working capital deficit of $7,889,452, $1,960,432 and $1,963,326, respectively, at June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further generate sales and raise additional capital.

The Company is working towards re-filing its Form SB-2 with the United States Securities and Exchange Commission in order for it to become effective. The Swartz $25,000,000 equity line should then become available for the Company to obtain the necessary funding to expand its operations.

Note 8 Subsequent Events
------------------------

In July the Company executed an employment agreement (the "Agreement")for a Director of Research and Development. The employee will received $10,000 per month accrued but deferred until such time the Company's technical division has sufficient cash on hand to pay the salary. At the employee's option, such accrued salary may be converted to common or preferred shares of the Company at the current bid price. In addition, the employee is granted three-year options for 500,000 common shares at an exercise price of $0.25 per share; three-year options for 750,000 shares at $0.35 per share upon completion of Phase II prototype as defined in the Agreement; three-year options for 500,000 shares at $0.40 per share upon receipt by the Company of any Next Stage ONScreen funding in excess of $150,000 as defined in the Agreement and three-year options for 250,000 shares at $0.50 per share upon receipt by the Company of payment for commercial orders in excess of $200,000.

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

OVERVIEW
New Millennium Media International, Inc. (NMMI) is engaged in activities in the advertising business. The primary activity of the Company currently involves several types of visual advertising: The IllumiSign-EyeCatcher front-lit motion display boards, the IllumiSign-EyeCatcher back-lit motion display boards, plasma screens and LED display boards. NMMI sells advertising space on these display boards on a contractual basis, payable monthly or in the case of the LED boards, on an event basis. In certain instances we sell motion display boards. The criteria that determines the sale rather than leasing the displays is two fold:
(i) sales in foreign countries where recovery of the displays in the event of non-payment would be a major expense and recovery of the display economically impractical and (ii) sales to customers in large quantity where leasing the displays is determined to be nearly impossible and the customer retains the displays for its own benefit and the customer intends to place the displays in non-competition with the business model of the Company. The Company is continuing to devote substantially all of its present efforts to implementing its operational and marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards.

On July 23, 2001, NMMI signed an exclusive licensing agreement with the inventor of a new technology that allows the manufacture of large-scale LED (light emitting diode) video displays with dramatic improvements in cost and performance (hereafter referred to as "OnScreen"). Under this agreement, NMMI will continue to participate in the research and development of this new technology and will have the exclusive worldwide marketing rights to sell or license the technology. The initial working prototype model for this technology has been completed and successful and the development team has decided to pursue fabrication of a larger, true-to-scale, prototype of the OnScreen display technology that is scheduled for completion by the end of August 2003. In further support of ongoing research and development of this innovative technology, NMMI formed an OnScreen Scientific Advisory Board consisting of six nationally recognized scientific technologic individuals in the field of science and technology headed by David Pelka, all of whom have earned at least one Doctor of Philosophy degree in a scientific discipline relating to LED. The Company appointed Stephen K. Velte as Director of Research and Development for the OnScreen technology project. Mr. Velte holds a Bachelor's degree in Electrical Engineering with a special focus on mathematical systems. He spent 18 years with Hewlett Packard and Agilent Technologies.

NMMI continues to incur significant losses from operations. We incurred net losses of $412,676 for the quarter ended June 30, 2003 compared to $291,903 for the same term of 2002 a loss decrease of $120,773. As of June 30, 2003, we had an accumulated deficit of $7,889,452.

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

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Balance Sheet, the Property and Equipment has decreased from the $1,065,780 for the year-ended December 31, 2002 compared to $978,274 for the second quarter of 2003, a decrease of $87,506. primarily due to depreciation. . The Total Current Assets shows an increase of $30,628, primarily due to increased cash partly from cash raised from the sael of preferred shares and to a lesser extent from loans.. The Accounts Receivable increased $8,409 as well from sales. Deferred Royalty Expense decrease from $75,000 to $25,000 for the second quarter as a result of amortization of this item. The net result of these asset changes is stated as Total Assets that decreased by $106,968 from December 31, 2002 to June 30, 2003. t

The Total Current Liabilities decreased by $1,026,266 during the six months endedJune 30, 2003.. This is principally the result of a conversion of $1,021,655 of debt to redeemable preferred stock and a decrease of the $200,000 Accrued Commitment Penalty offset primarily by increases inAccounts Payable of $48,373, royalties payable of $67,228 and and Deferred Revenues of $27,109. The other Liabilities remained constant or increased by insignificant amounts The Company raised $550,000 during the six months ended June 30, 2003 from the sale of preferred stock. The money received by the Company that gave rise to these increases of Paid in Capital and Accumulated Deficit was used to fund the ongoing operations of the Company, royalty expense and the development of the OnScreen technology (See the Overview above for a brief description of the OnScreen).

RESULTS OF OPERATIONS
Revenue
The  comparative  revenue  for the second  quarter of 2003  compared to the same period  for 2002  shows a  decrease  of  $134,701,  60%.  This  decrease  is due primarily to the Company redirecting its focus on the development of the OnScreen technology and, in some instances, replacing the EyeCatcherPlus with the more technically advanced plasma screens. Presently, the EyeCatcherPlus and the mobile LED truck rental are the primary sources of revenue for the Company. The Cost of Revenue relates to the graphics for the EyeCatcherPlus displays. The net result of the Revenue decrease and the Cost of Revenue is a 59% decrease in Gross Profit from $219,320 for the second three months of 2002 to $89,283 for the same period of 2003. Notwithstanding this decrease, the Company continues to lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the leased and sold motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort so long as the display board continues to produce revenue with no additional effort. No additional effort is generally necessary to place the display board because it remains in place at the host venue. Additionally, the Company continues to develop the innovative OnScreen technology and to redirect, in some instances, replacing the EyeCatcherPlus with the more technically advanced plasma screens.

Operating Expenses
There was an increase of165%% of Compensation Expense for the second quarter of 2003 compared to the same period of 2002, from $107,599 to $284,763. This $177,164 increase is the result of including compensation paid to management on a "when available" basis that heretofore was accumulated as debt.

Bad Debt of $71,624 was written off during this second quarter of 2003. $49,183 in Bad Debt was written off the same quarter a year ago.

Stock Dividends of the value of $7,534 were paid ipursuant to contracts with shareholder lenders who participated in providing operating capital during the second quarter of 2003. Total dividends of $76,432 were recorded with $68,898 remaining as payable at June 30, 2003.

Consulting Fees decreased from $195,099 to $12,538, 94% comparing the second quarter periods for 2003 and 2002. This expense relates principally to consulting services outside the Company relating to the OnScreen project and relate to warrants issued to consultants.

The Depreciation expense is consistent with te prior comparative quarter. This depreciation expense reflects the depreciation of the Company owned equipment.

There was a increase in the General and Administrative expenses of $29,815, 67% for the second quarter comparison of 2003 and 2002. This takes into account such expenses as general office expenses and supplies, commissions paid for advertising sales, telephone and cell phone, Internet service, office utilities, insurances, business promotion, travel and lodging and EyeCatcherPlus display maintenance/repairs.

Professional Fees increased by 116% for the second quarter of 2003 compared to the same period of 2002, from $32,929 to $71,283. This expense is principally accounting and legal fees for the day to day operation of the Company.

Rent Expense increased by %, from $31,703 to $44,955 for the second quarter comparison of 2002 to 2003. This expense is the rent and rent related expenses for the Company offices and warehouse space. The office and warehouse rental remains constant. The increase is the result of when the rent was paid.

The remaining $200,000 of the Commitment Penalty Expense that was carried on the Company books of account has been forgiven by Swartz Private Equity, LLC. The details of the Investment Agreement between the Company and Swartz Private Equity, LLC can be seen on EDGAR as Exhibit 4.1 attached to the Form SB-2 filed by the Company on September 13, 2000.

Royalties increased from $666 to $88,219for the second quarter of 2002 compared to the second quarter of 2002. The Royalty expense is money paid pursuant to a contract between the Company and the inventor of the OnScreen technology. This contract provides for periodic quarterly payments that are made by the Company out of operating capital or by borrowing money from third parties. It is anticipated that the Company will continue to be responsible for payment of royalties for the OnScreen technology through the development and licensing phases of the OnScreen.

These aggregate of these expenses yield a Total Operating Expense of $791,599 for the second three months of 2003 compared to $505,412 for 2002, a increase of 57 Although the Company continues to grow, the current staffing of the Company is expected to be sufficient to carry the Company through its growth during the next six to twelve months at the present rate of growth.

Loss From Operations
Loss from Operations is a function of Gross Profit minus Total Operating Expenses. This loss increased by $416,224, 145% for the second three months of 2003 compared to the same period of 2002.

Other Income (Expense)
The Total Other Expenses,The increase to $289,640 other income from $5,811 other loss in the comparative period reflects primarily a settlement gain related to the Swartz forgiveness of accrued penalties. Net Loss and Loss Before Cumulative Effect of Change in Accounting Principle This loss increased by 41%, $102,773 for the second quarter comparison for years 2003 and 2002. This operational loss is a function of the Operating Expenses and Other Expenses and is principally the result of the continuing Company growth which requires additional display boards and equipment as well as the in-house personnel necessary to provide operational support.

Basic and Fully Diluted Net Loss Per Common Share
The Basic Loss Per Common Share before cumulative effect of change in accounting principle for the second quarter of 2003 compared to the same quarter of 2002 increased from $(0.03) to $(0.05), a comparative Basic Loss Per Common Share increase of approximately 67%. This increase in loss per common share is a function of the increase in the net loss offset by the increase in weighted average shares. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher backlit and frontlit display boards as well as introducing plasma screens to our advertisers and host venue locations. The LED display sign truck continues to generate revenue. This net loss per share in 2003 also takes into account the preferred stock dividends which are added from net loss when computing net loss per share.

TRENDS AND EVENTS
Over the past approximately fifteen months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell IllumiSign-EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers of the displays have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue. As stated above, in some instances, the Company continues to redirect the advertisers and host venues toward the more technically advanced plasma screens. This will be a gradual transition that is anticipated to take several years to complete.

Although the OnScreen technology is still in development, the OnScreen Scientific Advisory Board advises Company management that it feels optimistic that the second prototype will be complete by the end of August 2003 and upon completion this prototype could produce commercial interest among LED manufacturers.

Although forward looking with no real assurance that the future will unfold as anticipated by management, the Company management certainly feels that the current trend of the Company is toward an increased number of motion displays, both EyeCatcherPlus and plasma screens, in place and a continuing increase in the number of bookings for the mobile LED unit. In the opinion of management, the cumulative effect of these events is a positive trend. Thus far the Company has continued to grow at a slow, but steady pace, there is, however, no real assurance that this positive trend will continue.

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

During June 2003 the Company issued 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                              Description

3.1 *Amended Articles of Incorporation of the Company (Incorporated by reference from our registration statement on Form SB-2/A filed with the commission on October 26, 2001).

3.2       *Bylaws  of  the  Company   (Incorporated   by   reference   from  our
          registration statement on Form SB-2/A filed with the commission on October 26, 2001).

4.1 *Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC. (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

4.2 *Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities. (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

4.3 *Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26,
          2001).

4.4 *Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26,
          2001).

4.5 *Registration Rights Agreement between NMMI and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

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

Signed and submitted this 15th day of August 2003.


                                   New Millennium Media International, Inc.
                                   (Registrant)

                                   by: /s/______________________________
                                       John Thatch as President/CEO/Director

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

4.6 *Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC. (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

4.7 *Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities. (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

4.8 *Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26,
          2001).

4.9 *Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26,
          2001).

4.10 *Registration Rights Agreement between NMMI and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement (Incorporated by reference from our registration statement on form SB-2A filed with the Commission on October 26, 2001).

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

Date:    August 15th, 2003         New Millennium Media International, Inc.

                                   By: /s/____________________________
                                       John "JT" Thatch CEO/President/
                                       Director/acting CFO