Form 10QSB
period 2003-09-30
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2003-11-13
CIK 1108967

NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                      For quarter ended September 30, 2003
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

                                 Yes [X] No [ ]

As of September 30, 2003 there were 11,164,728 shares of the Company's common stock issued and outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                     September 30, 2003
                                                        (Unaudited)     December 31, 2002
                                                       --------------     --------------
CURRENT ASSETS
Cash                                                   $       65,196     $       16,335
Accounts receivable, net                                       30,526              1,006
Other receivables, net                                             --              2,891
                                                       --------------     --------------
TOTAL CURRENT ASSETS                                           95,722             20,232
                                                       --------------     --------------

PROPERTY AND EQUIPMENT, NET                                   934,476          1,065,870
                                                       --------------     --------------
OTHER ASSETS
Deferred royalty expense                                           --             75,000
Deposits                                                       21,276             21,276
                                                       --------------     --------------
TOTAL OTHER ASSETS                                             21,276             96,276
                                                       --------------     --------------
TOTAL ASSETS                                           $    1,051,474     $    1,182,378
                                                       ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                       551,259          1,297,940
Notes payable, related party                                       --            303,657
Accounts payable                                              397,420            449,865
Royalties payable                                             156,875             83,924
Preferred stock dividends payable                             115,303                 --
Accrued expenses                                              350,385            330,707
Accrued compensation                                          252,609            154,250
Customer deposits                                                  --             28,500
Deferred revenues                                              62,676             41,609
Deferred gain on sale of future revenues                      150,000            150,000
Accrued commitment penalty                                    100,000            200,000
                                                       --------------     --------------
TOTAL CURRENT LIABILITIES                                   2,136,527          3,040,452
                                                       --------------     --------------

PREFERRED STOCK REDEEMABLE                                         --

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.001; 10,000,000
  shares authorized Convertible Series A,
  Preferred stock, 5,000,000 shares authorized,
  2,095,671 and 12,173 shares issued and
  outstanding, respectively, September 30,
  2003 and December 31, 2002                                    2,096                 12
Common stock, par value $0.001; 15,000,000
  shares authorized, 11,163,728 and 10,253,508
  shares issued and outstanding, respectively,
  September 30, 2003 and December 31, 2002                     11,164             10,254
Common stock issuable, at par value. (1,000 shares)                 1                  1
Preferred stock issuable, at par value                             --                 --
Additional paid in capital                                  7,510,413          5,101,664
Accumulated deficit                                        (8,550,722)        (6,915,826)
                                                       --------------     --------------
                                                           (1,027,048)        (1,803,895)
Less deferred consulting expense                              (31,263)           (44,104)
Less deferred compensation expense                            (11,667)                --
Less subscriptions receivable                                 (15,075)           (10,075)
                                                       --------------     --------------
TOTAL STOCKHOLDERS' DEFICIENCY                             (1,085,053)        (1,858,074)
                                                       --------------     --------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' DEFICIENCY                         $    1,051,474     $    1,182,378
                                                       ==============     ==============

                See accompanying notes to financial statements.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        FOR THE          FOR THE
                                                                      FOR THE          FOR THE        NINE MONTHS      NINE MONTHS
                                                                   QUARTER ENDED    QUARTER ENDED        ENDED            ENDED
                                                                   SEPT 30, 2003    SEPT 30, 2002    SEPT 30, 2003    SEPT 30, 2002
                                                                    ------------     ------------     ------------     ------------
REVENUES                                                            $     72,275     $     73,100     $    275,452     $    532,347

COST OF REVENUES                                                              88               --           75,909               --
                                                                    ------------     ------------     ------------     ------------

GROSS PROFIT                                                              72,187           73,100          199,543          532,347

OPERATING EXPENSES
Compensation                                                             212,477               --          637,563               --
Bad debt                                                                  12,913               --           99,945               --
Consulting fees                                                           19,887               --          143,576               --
Depreciation                                                              43,798           43,729          131,394          130,726
General and administrative                                                63,698          512,049          243,759        1,434,842
Professional fees                                                        144,630               --          250,534               --
Rent expense                                                              21,239               --           91,241               --
Commitment Penalty Expense - Swartz                                      100,000               --          200,000               --
Royalties                                                                 25,000               --          137,827               --
                                                                    ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                                 643,642          555,778        1,935,839        1,565,568
                                                                    ------------     ------------     ------------     ------------
Loss from Operations                                                    (571,455)        (482,678)      (1,736,296)      (1,033,221)
                                                                    ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
Other income                                                              16,650               --           44,672               --
Settlement gain (loss), net                                              (25,553)           7,989          286,942            7,989
Interest expense                                                         (34,507)         (28,823)        (107,377)         (92,942)
                                                                    ------------     ------------     ------------     ------------
TOTAL OTHER EXPENSES, NET                                                (43,410)         (20,834)         224,237          (84,953)
                                                                    ------------     ------------     ------------     ------------
Loss before cumulative effect of change in accounting principle         (614,865)        (503,512)      (1,512,059)      (1,118,174)
Cumulative effect of change in accounting principle                           --               --         (565,095)
                                                                    ------------     ------------     ------------     ------------
NET LOSS                                                            $   (614,865)    $   (503,512)    $ (1,512,059)    $ (1,683,269)

Preferred Stock Dividends                                                (46,405)              --         (122,837)              --
                                                                    ============     ============     ============     ============
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                           $   (661,270)    $   (503,512)    $ (1,634,896)    $ (1,683,269)

Basic and Diluted Loss Per Common Share:
  Loss before cumulative effect of change in accounting principle          (0.06)          (0.049)           (0.15)          (0.116)
  Cumulative effect of change in accounting principle                         --               --                            (0.059)
                                                                    ------------     ------------     ------------     ------------
Net Loss Per Common share-Basic and Diluted                                (0.06)          (0.049)           (0.15)          (0.175)
                                                                    ============     ============     ============     ============
Weighted average common shares outstanding                            10,907,911       10,178,027       10,715,715        9,616,527
                                                                    ============     ============     ============     ============

                See accompanying notes to financial statements.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                             2003             2002
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $ (1,512,059)    $ (1,683,269)
Adjustments to reconcile net loss to net cash
  used in operating activities:                                    --               --
Cumulative effect of change in accounting principle                --          565,095
Gain (Loss) on conversion of debt to equity                        --            7,989
Stock and options for services                                230,567          358,299
Stock based settlement gain (loss), net                        16,435               --
Expense of option grants to noteholders                        53,125               --
Fair value of options issued                                       --               --
Fair value of warrants issued                                      --               --
Gain on forgiveness of accrued penalties                     (300,000)              --
Bad Debt                                                       99,945               --
Depreciation                                                  131,394          130,726
Other non-cash income                                            (354)              --
(INCREASE) DECREASE IN ASSETS:                                     --               --
Accounts receivable                                          (129,465)           8,200
Other receivables                                               2,891               --
Deferred royalty expense                                       75,000               --
Deferred compensation expense                                   1,174               --
Intangible assets                                                  --            5,000
Other assets                                                       --          (57,216)
INCREASE (DECREASE) IN LIABILITIES:                                --               --
Loans payable - accrued interest                                9,407               --
Notes payable - related party - accrued interest               (3,922)              --
Accounts payable and accrued expenses                          36,898         (101,910)
Royalties payable                                              72,951               --
Accrued expenses                                               19,678               --
Accrued compensation                                          138,834               --
Preferred stock dividends payable                                  --               --
Customer deposits                                             (28,500)              --
Deferred revenues                                              21,067               --
Accrued commitment penalty                                    200,000               --
(Increase) decrease in prepaid expenses                            --           25,500
Increase (decrease) in related party payables                      --          245,512
                                                         ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                        (864,934)        (496,074)
                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                 --           (7,940)
                                                         ------------     ------------
NET USED IN INVESTING ACTIVITIES                                   --           (7,940)
                                                         ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid                                                 (7,534)              --
Proceeds from notes and loans payable                         101,329          341,198
Proceeds from notes payable - related party                        --            5,000
Equity proceeds                                               820,000               --
Proceeds from common stock transactions                            --          140,000
Proceeds from exercise of common stock options                     --            1,300
                                                         ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     913,795          487,498
                                                         ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
Net Increase (Decrease) in cash                          $     48,861     $    (16,516)
Cash beginning of year                                         16,335           47,239
                                                         ------------     ------------
CASH END OF YEAR                                         $     65,196     $     30,723
                                                         ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Convertible notes and accrued compensation converted
  to 1,021,655 preferred shares                          $  1,021,655               --
Notes converted to 27,500 preferred shares               $     27,500               --
Accrued expenses settled for 338,880 preferred shares    $     49,000               --
Accounts payable settled for 89,343 preferred shares     $     89,343               --

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

NOTE 2 NOTES PAYABLE, CONVERSION AND REDEEMABLE PREFERRED STOCK
---------------------------------------------------------------

The company borrowed $65,000 from 3 individuals during the 1st quarter 2003 of which $50,000 was converted to stock in January 2003. (See Note 3)

In January 2003 certain note holders converted their $1,021,655 of loans to Series A convertible preferred stock. For financial accounting purposes, the preferred shares were valued at $1.00 per share based on the common stock quoted trading price of $0.25 per share on the conversion date and the 4 for 1 conversion ratio of the preferred stock to common stock. Accordingly, no gain or loss on conversion of the loans was recognized except for an $882 loss from an overissuance which was not refunded since it was not material. The conversion is contingent on the Company raising $1,000,000 by the sale of Series A, Convertible Preferred Stock by May 15, 2003. If the Company does not raise such funds, the creditors may cancel the conversion agreement at any time prior to September 25, 2003 by written notice to the Company. As of September 30, 2003 no notice was received and accordingly the preferred shares were reclassified to permanent equity.

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

In May  2003,  the  Company  executed  a  six-month  employment  agreement  (the
"Agreement")for a Director of Research and Development. The employee will received $10,000 per month accrued but deferred until such time the Company's technical division has sufficient cash on hand to pay the salary. At the employee's option, such accrued salary may be converted to common or preferred shares of the Company at the current bid price. In addition, the employee is granted, upon execution of the employment agreement, three-year options for 500,000 common shares at an exercise price of $0.25 per share; three-year options for 750,000 shares at $0.35 per share upon completion of Phase II prototype as defined in the Agreement; three-year options for 500,000 shares at $0.40 per share upon receipt by the Company of any Next Stage ONScreen funding in excess of $150,000 as defined in the Agreement and three-year options for 250,000 shares at $0.50 per share upon receipt by the Company of payment for commercial orders in excess of $200,000. The expense relating to the initial 500,000 shares is recognized over the six-month term. (See Note 6)

In June 2003 the Company received a waiver of $300,000 of accrued commitment penalties and recognized a gain on settlement of $300,000. Subsequent to June 2003, the Company must continue to accrue the stipulated penalties and accordingly recognized a $100,000 penalty expense and accrual in the three months ended September 30, 2003.

NOTE 4 PREFERRED STOCK ISSUANCES AND DIVIDENDS
----------------------------------------------

The Company has not yet filed with the State a certificate of designations and preferences for the Series A preferred stock, however, management has represented to preferred stock investors that the preferred stock pays 10% cumulative dividends, payable quarterly. The Company has paid dividends of $7,534 to certain holders of the preferred stock and has accrued dividends payable of $115,303 as of September 30, 2003.

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

During the quarter ended September 30, 2003, the company sold Series A preferred shares for cash at $1.00 per share. In August 2003, the company sold 205,000 shares to five investors for $205,000. In September 2003, the company sold 65,000 shares to two investors for $65,000.

In September 2003, the company issued 89,343 Series A preferred shares for settlement of accounts payable of $89,343. The shares were valued at $1.00 per share based on contemporaneous cash sales and thus no gain or loss was recognized on the settlement.

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

During the quarter ending March 31, 2003, the Company issued 293,700 shares for services rendered to various non-employee consultants and service providers. On January 6, 2003, 23,700 shares were issued for services rendered and valued at the $0.25 per share quoted trading price on the grant date resulting in a consulting expense of $5,925. On February 18, 2003, 200,000 shares were issued under a February 17, 2003 six-month consulting agreement. The shares were valued at the quoted trading price of $0.23 on the grant date which was the measurement date since the shares were contractually fully vested at the grant date. Accordingly, the Company recognized an expense through September 30, 2003 of $36,415 and a deferred expense of $9,585 at September 30, 2003. On February 21, 2003, 40,000 shares were issued for services rendered and valued at the $0.37 quoted trading price on the grant date resulting in a consulting expense of $14,800. On March 4, 2003, 30,000 shares were issued to a consultant under a February 28, 2003 one-year consulting agreement. The shares were valued at the $0.25 quoted trading price on the grant date which was the measurement date since the shares were considered fully vested at the grant date. Accordingly, an expense through September 30, 2003 of $4,375 was recognized and a deferred expense of $3,125 was recorded at September 30, 2003.

During the quarter ended June 30, 2003, the Company issued 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes. The issuances resulted in subscriptions receivable of $1,250 based on an exercise price of $0.025 per share.

During the quarter ended September 30, 2003, the Company issued 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes. The issuances resulted in subscriptions receivable of $1,250 based on an exercise price of $0.025 per share. Total subscriptions receivable related to exercised options under default provisions of promissory notes through September 30, 2003 were $15,075 at September 30, 2003.

During the quarter ended September 30, 2003, the Company issued common shares for debt settlement. In August 2003, the Company issued 200,000 common shares as collateral for amounts due to the Company's landlord. For accounting purposes, according to FASB 128 the shares are not considered outstanding and not included in the computation of loss per share. In September 2003, the Company issued 338,880 common shares for debt settlement. The shares were valued at the quoted trading price of $0.22 on the grant date. The issuance resulted in a decrease in notes payable of $49,000 and a settlement loss of $25,553.

NOTE 6 WARRANT AND OPTIONS GRANTS
---------------------------------

On January 2, 2003, the Company granted 62,500 5-year warrants with an exercise price of $0.25 per share to its Scientific Advisory Board members. The warrants were valued at $0.28 per warrant or an aggregate $17,432 for these non-employees using the Black-Scholes Options Pricing Model with the following assumptions; expected life of 5 years, volatility of 253%, zero expected dividends and a discount rate of 3.05%. Based on the members' service term of three years, the Company recognized an expense through September 30, 2003 of $4,307 and a deferred consulting expense of $13,124 at September 30, 2003.

On January 6, 2003, the Company granted to an employee 5,000 warrants with an exercise price based on the 5-day average prior to the date of exercise and expiring January 6, 2006. These variable warrants were valued under the intrinsic value method of APB 25 at the balance sheet date of March 31, 2003 resulting in a value of $0.10 per warrants or a total of $500.

On February 18, 2003, the Company granted 150,000 warrants (50,000 at an exercise price of $0.50; 50,000 at $0.75 and 50,000 at $1.00) expiring April 20, 2004 to a consultant for a service period through August 17, 2003. The warrants were valued at $0.0065, $0.0039 and $0.1253 respectively per warrant or an aggregate $6,785 using the Black-Scholes Options Pricing Model with the following assumptions; expected life of 30 to 428 days, volatility of 161% to 214%, zero expected dividends and a discount rate of 1.2% to 1.3%. Accordingly, the Company recorded a consulting expense of $3,753 through September 30, 2003 and deferred consulting expense/liability of $3,032 at September 30, 2003. (see
Note 3)

During the quarter ended June 30, 2003, the company granted options to purchase 50,000 common shares pursuant to the default provisions of certain promissory notes. The options were valued at the $0.22 quoted trading price on the grant date resulting in an interest expense of $9,750.

On May 1, 2003, the company granted to an employee 500,000 shares options pursuant to his employment contract. These options were valued under the intrinsic value method of APB 25 at the grant date resulting in a value of $0.14 per option. Accordingly, the company recorded a compensation expense of $58,333 through September 30, 2003 and a deferred compensation of $11,667.

During the quarter ended September 30, 2003, the company granted options to purchase 75,000 common shares pursuant to the default provisions of certain promissory notes. 25,000 options were granted valued at the $0.175, $0.195 and $0.245 quoted trading prices on the grant dates resulting in an interest expense of $15,375.

On August 8, 200,3 the Company granted 12,500 warrants with an exercise price of $0.25 per share to a Scientific Advisory Board member. Pursuant to SFAS 123 the warrants were valued at $0.203 per warrant or an aggregate $2,537.50 for this non-employee using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 5 years, volatility of 249%, interest rate of .95% and zero expected dividends. Based on the member's service term of three years, the Company recognized an expense through September 30, 2003 of $141 and a deferred consulting expense of $2,397 at September 30, 2003.

NOTE 7 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss to common stockholders of $1,634,896 and cash used in operations of $864,934 in the nine months ended September 30, 2003 and an accumulated deficit, stockholders' deficit and working capital deficit of $8,550,722, $1,085,053 and $2,040,805, respectively, at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further generate sales and raise additional capital.

The Company is working towards re-filing its Form SB-2 with the United States Securities and Exchange Commission in order for it to become effective. The Swartz $25,000,000 equity line should then become available for the Company to obtain the necessary funding to expand its operations.

NOTE 8 SUBSEQUENT EVENTS
------------------------

On October 30, 2003 ("Settlement Date") the Company executed a settlement agreement relating to alledged royalties due. The Company will issue 150,000 common shares and pay $75,000 in four equal quarterly payments starting December 1, 2003. If any payment is not made on the scheduled date, the cash payment in total increases to $150,000 less amounts already paid. The 150,000 shares are valued at the quoted trading price of $0.90, or $135,000, on the Settlement Date. The Company had accrued $156,875 in royalties payable as of the Settlement Date. Accordingly, the Company recognized a settlement loss of $53,125.

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

On July 23, 2001, NMMI signed an exclusive licensing agreement with the inventor of a new technology that allows the manufacture of large-scale LED (light emitting diode) video displays with dramatic improvements in cost and performance (hereafter referred to as "OnScreen"). Under this agreement, NMMI will continue to participate in the research and development of this new technology and will have the exclusive worldwide marketing rights to sell or license the technology. The initial working prototype model for this technology has been completed and successful and the larger, true-to-scale, prototype of the OnScreen display technology has been completed and operationally successful. In further support of ongoing research and development of this innovative technology, NMMI formed an OnScreen Scientific Advisory Board consisting of seven nationally recognized scientific technologic individuals in the field of science and technology headed by David Pelka, most of whom have earned at least one Doctor of Philosophy degree in a scientific discipline relating to LED. The Company appointed Stephen K. Velte as Director of Research and Development for the OnScreen technology project. Mr. Velte holds a Bachelor's degree in Electrical Engineering with a special focus on mathematical systems. He spent 18 years with Hewlett Packard and Agilent Technologies.

NMMI continues to incur significant losses from operations. We incurred net losses of $661,270 for the quarter ended September 30, 2003 compared to $503,512 for the same term of 2002 a loss increase of $157,758. As of June 30, 2003, we had an accumulated deficit of $8,550,722.

CRITICAL ACCOUNTING POLICIES
Our financial  statements  and related  financial  information  are based on the application  of accounting  principles  generally  accepted in the United States
(GAAP). The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amount of revenue and expenses during the periods. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Estimates have been made by management in several areas including, but not limited to, accounts receivable allowances and valuation of long-lived and intangible assets including goodwill. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and review valuations based on estimates for reasonableness and conservatism on a consistent basis. Actual results may differ materially from these estimates under different assumptions or conditions.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have funded our operations and investments in equipment primarily through equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION
As shown on the attached Balance Sheet, the PROPERTY AND EQUIPMENT has decreased to $934,476 September 30, 2003 from $1,065,870 at December 31, 2002. This decrease is principally due to depreciation. The TOTAL CURRENT Assets shows an increase of $75,490, primarily due to increased cash partly from cash raised from the sale of preferred shares and, to a lesser extent, from loans. The ACCOUNTS RECEIVABLE increased $29,520 as well from sales. The Company shows no DEFERRED ROYALTY EXPENSE for the third quarter of 2003 compared to $75,000 for the corresponding 2002 quarter. This Royalty Expense is the royalty paid to the inventor of the OnScreen technology. Payment of the recurring expense has been assumed by an investor in exchange for shares of company Series A Convertible Preferred stock. The net result of these asset changes is stated as Total Assets that decreased by $130,904 from September 30, 2003 compared to December 31, 2002.

NOTES AND LOANS PAYABLE decreased by $746,681 from December 31, 2002 to September 30, 2003. This decrease is principally a result of the conversion of debt to shares of Series A Convertible Preferred stock as discussed in Notes to the Financial Statement, Note 2, Notes Payable, Conversion and Redeemable Preferred Stock). NOTES PAYABLE, RELATED PARTY has decreased from $303,657 to zero also as a result of conversion to Series A Convertible Preferred Stock. The ACCRUED EXPENSES account, which shows an accumulated increase of $19,678 for the third 2003 quarter, generally includes expense items that have accrued over the past years.

ACCOUNTS PAYABLE decreased by $52,445 from $449,865 at December 31, 2002 to $397,420 as of September 30, 2003. A major contributing factor for this decrease is the settlement of a $89,343 payable for the issuance of Series A Convertible Preferred shares as noted in the last paragraph of Notes to the Financial Statement, Note 4, PREFERRED STOCK ISSUANCE AND DIVIDENDS.

ROYALTIES PAYABLE increased from $83,924 At December 31, 2002 to $156,875 at September 30, 2003. This $72,951 increase is the result of continuing accrual for a disputed royalty arrangement. This dispute was settled subsequent to September 3o, 2003 for $75,000 and 150,000 common shares.

PREFERRED STOCK DIVIDENDS PAYABLE notes a current increase from zero to $115,303. The Company has paid dividends of $7,534 to certain holders of the preferred stock and has accrued dividends payable of $115,303 as of September 30, 2003. See Notes to the Financial Statement, Note 4, PREFERRED STOCK ISSUANCE AND DIVIDENDS.

ACCRUED COMPENSATION increased by $98,359 from December 31, 2002 compared to September 30, 2003. This amount represents accrued salary of the Company president/CEO. When the Company does not have sufficient funds to pay the salary of the Company president/CEO, it was orally agreed to accrued unpaid salary.

CUSTOMER DEPOSITS diminished to zero from $28,500 from December 31, 2002 compared to September 30, 2003. This account represents money paid to the Company to reserve advertising space and/or EyeCatcherPlus display placement. Currently, there are no such reservations.

DEFERRED REVENUES increased by 34%, an increase of $21,067, from $41,609 at December 31, 2002 to $62,676 at September 30, 2003. Advertising revenue is recognized pro-rata over the term of the customer contract or arrangement and customer prepayments received are recorded as a deferred revenue liability until revenue recognition is proper. Territory fees from distributors are recorded as a deferred revenue liability and then recognized over the term of the distributor contract.

DEFERRED GAIN ON SALE OF FUTURE REVENUES remained constant at $150,000. During 2001, the Company purchased an exclusive license in a patent for the manufacture, sale, and marketing of the OnScreen technology. The license is valid for the entire patent term to be amortized over a patent life of 17 years, from the earlier of the date the patent is granted, or the Company obtains a product ready for resale. The license agreement requires minimum annual royalty payments, payable quarterly, as follows; $50,000 in year one of contract, $100,000 in year two, and $250,000 in years three and each year thereafter after production of a prototype, which was completed in October 2001. Accordingly, the Company recorded royalty expense of $75,000 in 2002 and deferred another $75,000. In order the satisfy the minimum royalty obligation, in August and December 2002, the Company sold a total 15% of its license rights to a third party in exchange for that third party paying the first $150,000 of royalties. The Company has recorded a deferred gain liability of $150,000 as of December 31, 2002 to be recognized as revenues pro-rata over the term of the license once product sales begin.

TOTAL CURRENT LIABILITIES decreased by $903,925 from December 31, 2002 to September 30, 2003. This is principally the result of the conversion of $1,021,655 of debt to redeemable shares of Series A Convertible Preferred stock (See Notes and Loans Payable above.) and the decrease of Notes Payable, Related Party (See above). This decrease in liabilities is offset by liability increases of Preferred Stock Dividends Payable and Accrued Compensation. The other Liabilities remained constant or increased by insignificant amounts.

The Company raised $270,000 during the third quarter of 2003 from the sale of preferred stock. The money received by the Company was used to fund the ongoing operations of the Company, royalty expense and the development of the OnScreen technology (See the Overview above for a brief description of the OnScreen) . .

ADDITIONAL PAID IN CAPITAL increased by $2,408,749 from $5,101,664 at December 31, 2002 to $7,510,413 at September 30, 2003. This is principally the result of sale of Series A Convertible Preferred shares. The ACCUMULATED DEFICIT increased by $1,634,896 for the same comparative nine months periods yielding a TOTAL STOCKHOLDERS' DEFICIENCY of $1,085,053 at September 30, 2003, a decrease of $773,020 from December 31, 2002. Much of this capital is used for development of the OnScreen technology and operational expenses relating to the EyeCatcherPlus displays.

RESULTS OF OPERATIONS
Revenue
The comparative revenue for the third quarter of 2003 compared to the same period for 2002 shows a decrease of $825, 01% and a decrease of $256,895 for the nine months comparison for 2003 to 2002. This decrease is due primarily to the Company redirecting its focus on the development of the OnScreen technology and, in some instances, replacing the EyeCatcherPlus with the more technically advanced plasma screens. Presently, the EyeCatcherPlus and the mobile LED truck rental are the primary sources of revenue for the Company. The Cost of Revenue relates to the graphics for the EyeCatcherPlus displays. The net result of the Revenue decrease and the Cost of Revenue is a 62.5% decrease in Gross Profit from $532,347 for the nine months ending September 30, 2002 to $199,543 for the same period of 2003. Notwithstanding this decrease, the Company continues to lease the motion displays and to sell the displays on a limited basis, see the section captioned "Overview" above. The Graphic Arts Department continues to be a revenue source for the Company for both the leased and sold motion displays. The Company retains the rights to print the display posters for the motion displays whether they are leased or sold. As the Company installs additional display boards, additional advertisements are sold. Generally, this is cumulative, i. e., as the display boards are placed, the advertisements are sold for a term of several months or yearly. Even though the advertisement contracts expire, many are renewed with a minimal amount of sales effort so long as the display board continues to produce revenue with no additional effort. No additional effort is generally necessary to place the display board because it remains in place at the host venue. Additionally, the Company continues to develop the innovative OnScreen technology and to redirect, in some instances, replacing the EyeCatcherPlus with the more technically advanced plasma screens.

Operating Expenses

Compensation, Bad Debt, Consulting Fees, Professional Fees, Rent Expense, Commitment Penalty Expense-Swartz and Royalties in 2002 were all classified within General and Administrative. These expense items in 2003 have been reclassified to their own individual accounts in order to provide a more effective and complete financial picture of the operations of the Company. A reasonable comparison can be made in comparing the $512,049 General and Administrative expense for the quarter ending September 30, 2002 to the sum of the reclassified expenses for the same period, $599,844, an increase if

17%. Using the same method of calculation for the nine months comparison the increase is $231,776, an increase of 16%. The Total Operating Expenses comparison for the quarter ending September 30, 2003 compared to 2002 shows an increase of $87,864 (16%) which is in accord with the improvised calculation mentioned above. The nine months calculation shows an increase of $370,271 (23%) Total Operating Expenses over the nine months ending September 30, 2002 compared to 2003. This increase is primarily the result of Professional Fee and Compensation payments paid to management on a "when available" basis that heretofore was accumulated as debt. The Professional Fees expense is principally accounting and legal fees for the day to day operation of the Company.
Additionally, the Company continues to fund development of the OnScreen technology which is presently in phase 2 of a three phase business plan.

The Consulting Fees expense relates principally to consulting services outside the Company relating to the OnScreen project and relate to warrants issued to consultants in consideration for services rendered. The Depreciation expense is consistent with the prior comparative quarter. This depreciation expense reflects the depreciation of the Company owned equipment. Rent Expense is the rent and rent related expenses for the Company offices and warehouse space. The office and warehouse rental remains constant. The $100,000 Commitment Penalty Expense carried on the Company books of account is the balance due after June 3, 2003. All prior penalties have been forgiven by Swartz Private Equity, LLC. The details of the Investment Agreement between the Company and Swartz Private Equity, LLC can be seen on EDGAR as Exhibit 4.1 attached to the Form SB-2 filed by the Company on September 13, 2000. The Royalty expense is money paid pursuant to a contract between the Company and the inventor of the OnScreen technology. This contract provides for periodic quarterly payments that are made by the Company out of operating capital or by borrowing money from third parties. It is anticipated that the Company will continue to be responsible for payment of royalties for the OnScreen technology through the development and licensing phases of the OnScreen.

Loss From Operations
Loss From Operations is a function of Gross Profit versus Total Operating Expenses. There was an increase of operating loss of 18% and 68% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. As the Company continues to grow, the current staffing of the Company is expected to be sufficient to carry the Company through its growth during the next six months at the present rate of growth.

Other Income (Expenses)
Other Income is rental income from office space that the Company rents to third parties.

Settlement Gain for the nine months 2002 to 2003 comparison increased from $7,989 to $286,942. This increase is the direct result of settling Company debt obligations including a waiver of $300,000 of Swartz commitment penalties and some current operating expenses in exchange for issuance of Company equity. See Notes to the Financial Statement, Note 5, COMMON STOCK ISSUANCES.

Interest Expense increased by $5,684 for the third quarter comparison and $14,435 for the nine months comparison. This recurring interest expense results from debt obligations including a gain relating to the waiver of $300,000 of cumulative penalties to Swartz offset by a stock based settlement loss. See Notes to the Financial Statement, Note 6, WARRANTS AND OPTIONS GRANTS.

Total Other Expenses, Net is a net function of Other Income. For the three months ending September 30 comparison there was an increase of $22,576 and for the nine months comparison there was a net increase of $309,190 that was the result of Settlement gains as noted above.

Net Loss
The Net Loss increased $111,353 (22%) from the third quarter of 2002 ($503,512) compared to the third quarter of 2003 ($614,865); however, the net loss decreased by $171,210 (10%) from the three quarters of 2002 ($1,683,269) compared to the first three quarters of 2003 ($1,512,059). The major contributing factors to this decrease in loss are the comparative effect of the Loss Before Cumulative Effect of Change in Accounting Principle and the Settlement Gain.

Preferred Stock Dividends of $46,405 were accrued for the quarter ended September 30, 2003 and $122,837 for the nine months ended September 30, 2003. No Preferred Stock Dividends were accrued in 2002. These cumulative dividends are recognized pursuant to contracts with preferred shareholders who purchased Series A Convertible Preferred shares in 2003. For a more complete discussion of the Preferred Stock Dividends, see Notes to the Financial Statement, Note 4, Preferred Stock Issuance and Dividends.

Basic and Fully Diluted Net Loss Per Common Share
The Basic Loss Per Common Share before cumulative effect of change in accounting principle for the third quarter of 2003 compared to the same quarter of 2002 increased from $(0.049) to $(0.06), a comparative Basic Loss Per Common Share increase of approximately 22%. For the nine months comparison the increase is 29%, $(0.116) at September 30, 2002 compared to $(0.15) for the same period of 2003. This increase in loss per common share is a function of the increase in the net loss offset by the increase in weighted average shares. We are continuing to concentrate on establishing new business and increasing sales relating to the IllumiSign EyeCatcher backlit and frontlit display boards as well as introducing plasma screens to our advertisers and host venue locations. The LED display sign truck continues to generate revenue. This net loss per share in 2003 also takes into account the preferred stock dividends which are added from net loss when computing net loss per share.

TRENDS AND EVENTS
Over the past approximately eighteen months we have been engaged in a slight change in our operations model primarily in that we have agreed to sell IllumiSign-EyeCatcher motion displays in limited circumstances. This change in Company policy is described above in the section entitled "Overview". Management feels that this is a positive change in that the Company now has the opportunity to earn additional revenue in foreign countries as well as certain United States based advertising entities that otherwise would purchase from competitors of the Company or not use motion displays at all. Thus far, all purchasers of the displays have agreed to purchase all of the advertising posters from the Company. This sale of in-house printed posters is an additional source of Company revenue. As stated above, in some instances, the Company continues to redirect the advertisers and host venues toward the more technically advanced plasma screens. This will be a gradual transition that is anticipated to take several years to complete.

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

Although the OnScreen technology is still in development, the OnScreen Scientific Advisory Board advises Company management that the second prototype is now complete and fully operational. The Company has retained Principia Partners, San Francisco, to assist market segmentation, OnScreen technology valuation and licensing strategy for the "OnScreen". Principia Partners is an industrial business-consulting firm with extensive experience in materials and related manufactured goods markets. In the agreement with Principia, Principia offers a comprehensive range of services to support strategy development and industrial marketing research. The services are designed for all facets of strategic planning, market analysis and segmentation, OnScreen product assessment/pricing assistance, among other services. The engagement with Principia Partners is divided into several phases, including:

     o    Intellectual Property analysis
     o Market segmentation, net present value determination and licensing strategy development
     o    Strategy implementation.

The first two phases of the program, market segmentation and technology valuation, are complete.

NMMI management feels that it is critical to have this third party confirmation of the value of the OnScreen technology coupled with a well thought out licensing strategy that combines a value for geographic and vertical markets for license fees and ongoing royalties. The intellectual property practice of Principia Partners is the requisite experience necessary to successfully assist NMMI in the commercialization of the OnScreen technology.

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

During August 2003 the Company issued 50,000 common shares pursuant to exercises of options granted under the default provisions of certain promissory notes and 200,000 common shares in lieu of office rent.

During September 2003 the Company issued 338,880 common shares in settlement of a debt obligation valued at $338,880.

SERIES A CONVERTIBLE PREFERRED STOCK TRANSFERRED
Series A Convertible Preferred Stock converts to four shares of common stock and pays a 10% annual dividend.

During August 2003 the Company issued 205,000 shares of Series A Convertible Preferred Stock in consideration for $205,000.

During September 2003 the Company issued 154,343 shares of Series A Convertible Preferred Stock in consideration for $89,343 debt forgiveness plus $65,000 cash payment.

USE OF PROCEEDS
The proceeds from these transactions (Common Stock and Series A Convertible Preferred Stock Transferred) were used for working capital and general corporate purposes, including acquisitions, funding anticipated operating losses, sales and marketing expenses, purchase of additional inventory, working capital, new product development and to fund payment obligations for contemplated acquisitions, corporate partnering arrangements and lawsuit settlement. We reserve the right to vary the use of proceeds among these categories because our ability to use the proceeds is dependent on a number of factors, including the extent of market acceptance of our variety of display boards, unexpected expenditures for further technical development, sales and marketing efforts and the effects of competition.

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

13.1     * Form 10-KSB filed April 15, 2003 for year end December 31, 2002.

13.2     * Form 10-KSB/A filed April 17, 2003 for year end December 31, 2001.

31        CEO/CFO  Certification  Pursuant to Section 302 of the  Sarbanes-Oxley
          Act of 2002

32 CEO/CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signed and submitted this ____ day of November 2003.


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

31        CEO/CFO  Certification  Pursuant to Section 302 of the  Sarbanes-Oxley
          Act of 2002

32 CEO/CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on February 4, 2003 giving notice of a change in Company independent auditors from Richard J. Fuller, C.P.A., P.A. to Salberg & Company, P.A. This change was approved by the Board of Directors on February 3, 2003