Form 10KSB
period 2003-12-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2004-04-14
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                ------------------------------------------------
                         Commission File Number 0-29195


                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Colorado                       (7310)                  84-1463284
-----------------------------  ----------------------------  -------------------
  (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization   Classification Code Number)  Identification No.)


                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
        ----------------------------------------------------------------
        (Address and Telephone Number of Principal Executive Offices and
                          Principal Place of Business)


                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                           John "JT" Thatch, President
                    New Millennium Media International, Inc.
                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
            (Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Transitional Small Business Disclosure Format:   [ ] Yes   [X] No

The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $308,634.

The aggregate market value of the voting common equity held by non-affiliates as of February 17, 2004 was $25,141,748 (calculated by excluding shares owned beneficially by affiliates, directors and officers).

As of December 31, 2003, the registrant had 13,589,776 shares of common stock outstanding and an obligation to issues 8,199,907 additional common shares, 2,639,080 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Preferred outstanding.

INDEX

                                     Part I

Item 1.     Description of Business                                            4
            Industry Overview                                                  4
            OnScreen(TM) Technology                                            5
            OnScreen(TM) Market Potential                                      6
            Market Analysis                                                    7
            OnScreen(TM) Business Strategy                                     8
            Rights to OnScreen(TM)                                             9
            Intellectual Property                                             10
            Employees                                                         11
            Risks Related to Our Business                                     11
            Risks Related to Our Common Stock                                 14
Item 2.     Description of Property                                           16
Item 3.     Legal Proceedings                                                 16
Item 4.     Submission of Matters to a Vote of Security Holders               16

                                     Part II                                  16

Item 5.     Market for Common Equity and Related Stockholder Matters          16
Item 6.     Management's Discussion and Analysis                              24
            Liquidity and Capital Resources                                   25
            Results of Operations                                             27
            Operating Expenses                                                28
            Trends and Events                                                 32
            Inflation                                                         32
Item 7.     Financial Statements                                              32
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                               33
Item 8A.    Controls and Procedures                                           33

                                    Part III                                  33

Item 9.     Directors, Executive Officers, Promoters and Control Persons
            Compliance With Section 16(a) of the Exchange Act                 33
            Business Experience of Executive Officers and Directors           34
            Audit Committee                                                   35
Item 10.    Executive Compensation                                            35
            Employment Agreements                                             36
Item 11.    Security Ownership of Certain Beneficial Owners and Management    37
Item 12.    Certain Relationships and Related Transactions                    39
Item 13.    Exhibits and Reports                                              40
            Financial Statements and Supplementary Data                       40
Item 14.    Principal Accountants Fees and Expenses                           44
            Signatures                                                        44
            Certifications                                                    45

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

New Millennium Media International, Inc. (sometimes hereafter referred to as "NMMI" or "New Millennium" or "the Company") is a Colorado corporation organized on April 21, 1998. NMMI's principal place of business is located at 200 9th Avenue North, Suite 210, Safety Harbor, Florida 34695. As a result of the successful completion of a working prototype of its proprietary technology, OnScreen(TM), New Millennium has redirected its business focus from the EyeCatcherPlus and the traditional Light Emitting Diode (LED) signage to the commercialization of the OnScreen(TM) technology. The OnScreen(TM) LED display architecture, which has a patent pending, is a new generation of bright LED video display architecture that is expected to provide key design improvements in cost, weight and brightness of LED displays for such applications as compact portable signage, billboards, large outdoor venue video screens and outdoor video advertising. As part of the shift of the business focus, New Millennium assigned its EyeCatcherPlus business to a marketing company, subject to a security interest retained by New Millennium and a 15% non-dilutive ownership interest in the marketing company. This assignment included all rights to both the IllumiSign-EyeCatcher and Front-Lit EyeCatcher Powered by Insight that had been the mainstay of New Millennium over the past years. Also, as a part of this new focus, New Millennium is currently seeking a purchaser of its mobile truck mounted LED unit. The Company's plan is to focus all of its resources on the commercialization of the OnScreen(TM) technology.

INDUSTRY OVERVIEW

For years, the billboard industry has seen several consolidations with large corporate owners acquiring smaller independent operators. The purpose of these consolidations was to provide a platform for the corporate owners to attract large regional and national advertisers. Billboard advertising has evolved from painted signs without lights, to lighted signs, to vinyl covered signs, to prism boards (three-sided boards which rotate three ads), to LED signs.

The utilization of high brightness LED's in large-scale video display boards is relatively new. LED's have become the technology of choice for video display boards because they offer significant advantages in brightness, energy efficiency and longer product life over traditional illumination choices. Until the advent of high-brightness LED display technology, few options, if any, existed for daytime videotext and motion displays.

Significant energy is required to illuminate a motion display in bright sunshine. Energy consumption has become a limiting factor in the advancement of outdoor LED displays. Also, significant heat is generated when powering LED's to a brightness adequate to be seen outdoors in direct sunlight. Current LED packages and heat transfer mechanisms cannot easily accommodate close pixel spacing on this generation of signs - a limiting factor when viewed from any distance less than a couple hundred feet. It also means that a commercial product with real market potential, i. e., outdoor television and medium scale display advertising boards, up to now have been technologically difficult and expensive to produce. The required pixel spacing for high resolution displays and the corresponding heat transfer with current display architectures is difficult and expensive to achieve.

ONSCREEN(TM) TECHNOLOGY

To date, the leading cause preventing a larger proliferation of large-scale LED signs has been cost. A typical 14' x 40' billboard with a 25 mm pitch may cost in excess of $500,000 to purchase and install. The Company believes that a more cost effective display board technology can result in a significantly deeper market penetration for these boards.

The OnScreen(TM) LED display architecture is a new generation of bright LED video display architecture that is expected to provide significant improvements in design, cost, weight and brightness of LED displays for such applications as billboards, large outdoor venue video screens and outdoor video advertising. According to the Outdoor Advertising Association of America (OAAA), the worldwide outdoor advertising market is approximately $19 billion, with the US representing $5.2 billion in 2001.

OnScreen(TM) is expected to create a range of products with significantly better resolution and brighter pictures than the current generation of displays. OnScreen(TM) will be visible in direct sunlight, avoiding many of the disadvantages associated with current displays, including sun-loading, wind-loading and excessive weight. In addition, the new LED architecture of OnScreen(TM) results in a lightweight, pliable display that offers more flexibility in its application. The OnScreen(TM) simple see-through array eliminates the need for complex modules. It is thin, flexible and utilizes pixels that can be individually replaced. Placement of OnScreen(TM) on curved surfaces is easily accomplished.

The Company believes that the High Brightness LED market is expected to grow from $1.2 billion in 2000 to $4 billion in 2006. These projections are made based on existing technology and do not take into account emerging technologies, such as OnScreen(TM), that can rapidly alter the size and shape of this market.

One of the main constraints of large-scale outdoor LED screens has been the excess heat generated by using enough power to drive the LED screens to make them visible in direct sunlight. Although boards exist today that provide full motion video in an outdoor environment, the LED's are widely spaced to reduce heat buildup. This wide spacing results in lower resolution. The "OnScreen(TM)" designs are expected to dramatically reduce the heat impact, thereby enabling much closer spacing of LED's, resulting in a higher resolution image that provides the brightness necessary for high visibility outdoors at both close and far range. These display systems will be lightweight and pliable compared to the current generation of rigid LED displays.

Basic OnScreen(TM) Architecture
-------------------------------
In OnScreen(TM) products, light emitting diodes (LEDs) are placed periodically on a porous metal screen. The metal screen forms a grid (similar to a large-scale window screen) of electrical conductors to provide power for LED operation. The grid is composed of dielectrically coated metal wires that act as electrical, thermal and structural conductors. In addition, the grid serves to transfer heat from the LEDs to the local environment via airflow through and along the grid and the grid is intended to act as a tensile structural support element.

Materials and Manufacturing Cost
--------------------------------
OnScreen(TM) uses woven insulated metal wire grid instead of the rigid printed circuit boards of current systems. A reel-to-reel manufacturing process (akin to printing) could be used to manufacture the grid element and to attach the LED's onto it. Although final manufacturing details will vary depending on application, it is anticipated that the manufacturing process used to produce the OnScreen(TM) product will yield significant cost benefits to the end-user over currently available technologies.

Maintenance Cost
----------------
Instead of the traditional module level replacement method, OnScreen(TM) is engineered to allow pixel level replacement. While a 15 mm module in current systems might contain 512 LED's with significant electronics and may require total replacement, the OnScreen(TM) architecture permits the replacement of individual pixel packages. This can create significant savings in both labor and material, resulting in lower maintenance costs.

Structure Cost
--------------
The OnScreen(TM) weight per unit area is less than traditional systems primarily due to the OnScreen(TM) woven grids compared to the complex rigid circuit boards in traditional LED displays. Because of this lighter weight and the reduced wind loading of the OnScreen(TM) architecture, the foundation and support structure can be reduced in size and cost.

Storage, Shipping, Handling and Setup Cost
------------------------------------------
OnScreen(TM) is up to 70% lighter than most traditional systems and its ability to be rolled up and modularized can offer significant savings in storage, shipping, handling and installation.

ONSCREEN(TM) MARKET POTENTIAL

The Company believes that there are no new architectural developments in the area of LED display technology that address the key limitations of current LED display systems. Now that the OnScreen(TM) prototype is complete, NMMI is focusing its efforts towards further defining the market environment, size, growth, trends, competitive analysis, product roadmap, partnering strategy and commercial sales program. Specific applications of OnScreen(TM) include: billboards, store windows, large screen indoor and outdoor video displays, outdoor commercial and residential televisions, curved and complex shaped displays, artistic light displays, Amber Alert project, Homeland Security, roadway "intelligent transportation systems" (ITS) and see-through displays on buildings. NMMI's initial marketing strategy is directed toward licensing the OnScreen(TM) intellectual property (IP) to worldwide manufacturers of LED display products and components.

NMMI is pursuing markets related to LED video displays which include:

     o    Monochrome Variable Message Signs (VMS).

     o    Stationary or fixed VMS through standard Department of Transportation
          (DOT) programs. The primary benefits are associated with the reduced infrastructure required for OnScreen(TM) based signs. Most of the current sign installation cost is directly related to the huge support structures that are required to meet wind loading specifications and the weight to support current architectures.

     o NMMI is pursuing contractual relationships with established Department of Transportation contractors.

     o Full color LED Displays. Target markets include Times Square, Las Vegas, all major advertising venues and international LED manufacturers and major advertising companies.

MARKET ANALYSIS

In August 2003, New Millennium contracted with an independent third party new product research consulting firm for a comprehensive market analysis of standard LED display application programs to analyze and assist New Millennium in determining the saleable features and breadth of applications for the OnScreen(TM) technology and the viable options for generating returns via intellectual property licensing of the OnScreen(TM) technology. This market analysis was designed to accomplish NMMI's objectives of increased revenue and profitability through sale or licensing of its OnScreen(TM) technology. The market analysis included analyses of Market Segmentation, Technology Valuation and Licensing Strategy Development. Based upon the market analysis and assuming that there are no "technological breakthroughs" in direct competition with the OnScreen(TM) technology, NMMI believes that there exists a directly addressable market of nearly $1 billion for OnScreen(TM) based products.

Market Segmentation.
--------------------
The objective of market segmentation is to provide NMMI with the requisite framework to effectively implement a licensing strategy for the OnScreen(TM) technology. The research consulting firm analyzed the market segments for OnScreen(TM) by compiling the market size, growth rate, potential licensees/competitors, estimated time-to-market, value proposition of OnScreen(TM) technology and competing technologies within each application. The potential licensees/competitors within each application were assessed in accordance to their technical/manufacturing capabilities, financial position and domestic and international distribution capabilities.

The total addressable market in 2002 for OnScreen(TM) technology in Large Screen Displays was approximately $1.5 billion and the total market potential for OnScreen(TM) was nearly $1 billion, as shown in the table below based on a study provided by the research consulting firm.

               2002 Addressable and OnScreen(TM) Market Potential
                   For Large Screen Displays By Market Segment

---------------------------- -------------------------------------- ------------
                                                          OnScreen(TM) Market
                                  Addressable Market           Potential
---------------------------- -------------------------- ------------------------
Market Segment               $ Million    % of Total    $ Million    % of Total
---------------------------- ------------ ------------- ------------ -----------
Retail/Signage/Billboards    $432         29%           $299         31%
---------------------------- ------------ ------------- ------------ -----------
Indoor Arenas                $392         26%           $155         16%
---------------------------- ------------ ------------- ------------ -----------
Transportation               $258         17%           $231         24%
---------------------------- ------------ ------------- ------------ -----------
Outdoor Events               $200         13%           $173         18%
---------------------------- ------------ ------------- ------------ -----------
Rental and Mobile            $177         12%           $82          9%
---------------------------- ------------ ------------- ------------ -----------
Financial Exchanges          $24          2%            $15          2%
---------------------------- ------------ ------------- ------------ -----------
Total                        $1483        100%          $956         100%
---------------------------- ------------ ------------- ------------ -----------

ONSCREEN(TM) BUSINESS STRATEGY

It is the intention of New Millennium to secure partnering agreements from several LED display or component manufacturers to embed the OnScreen(TM) technology in their product lines. The Company expects to commercialize the OnScreen(TM) technology during the fourth quarter of 2004. In furtherance of this objective New Millennium has developed a three-part approach to building the OnScreen(TM) business. The three-part OnScreen(TM) business plan includes the following components:

Part A (Licensing)
------------------
NMMI intends to implement a broad intellectual property licensing program in order to commercialize the OnScreen(TM) technology on a larger scale than is possible with the financial resources currently available to the Company. The OnScreen(TM) technology will be exploited through the development of worldwide license and royalty agreements. This strategy has been adopted for several reasons:

     o It is considerably less capital intensive than developing manufacturing and marketing capabilities.

     o It provides revenue streams immediately through advance licensing fees.

     o It provides an opportunity to fund further research and to strengthen the intellectual property portfolio surrounding OnScreen(TM).

     o    It can provide continuous long-term revenue streams.

     o It provides a more rapid adaptation and proliferation of the OnScreen(TM) technology.

     o    It expedites finding potential corporate "copartners".

     o    It provides the opportunity for greater margins.

Part B (Research and Development)
---------------------------------
In order to scale NMMI's revenues and create multiple revenue streams, NMMI intends to create component intellectual property and fund production of certain support components necessary for successful OnScreen(TM) deployment. Manufacturing will be pursued in an environment where the Company will outsource production to a variety of manufacturers and resell the resulting components. Examples of potential areas to which the company will look to create market opportunity include: custom chip drivers, LED pixel packages, custom mounting hardware, ventilation support systems and electronic subsystems.

Part C (Product Launch)
-----------------------
This part consists of the refinement of products and outsourcing or licensing or inhouse fabrication. Currently planned products are as follows:

RediAlert Rapid Dispatch Emergency Signs (RDES)

     The RDES is a compact portable signage system with the capability of displaying three lines of variable text for detailed messaging at traffic accidents and other places where it is important to convey a message to motorists and pedestrians. Independently powered and with optional remote control, this easily deployable, folding 3' x 5' illuminated screen will provide law enforcement and emergency management personnel with the latest in technology and equipment to assist in communicating with the public. The RediAlert signs have been designed to collapse and fit into the trunk of emergency vehicles. The signs are capable of being deployed by a single person and represent a significant new market for our company. Our target markets include the rapidly expanding Homeland Security effort, federal and state Homeland Defense, law enforcement agencies, emergency management personnel and military applications. By fourth quarter 2004, we anticipate outsourcing the manufacture of the RDES.

Monochrome Variable Message Signs (VMS)

     The VMS is a stationary sign capable of displaying variable text. The Company intends to outsource the manufacture of the VMS and initially market the VMS through standard Department of Transportation (DOT) programs. NMMI is pursuing contractual relationships with established Department of Transportation contractors. The VMS are intended to be used primarily as roadway information and emergency information dissemination such as Amber Alert, Emergency Ahead, Homeland Security Warnings and other emergency warnings. The primary benefits of OnScreen(TM) VMS are associated with the reduced infrastructure and operating costs required for OnScreen(TM) based signs.

Large Full Color LED Video Display Systems (VDS)

     The VDS is a large, variable message, stationary sign suitable for licensing the fabrication to LED manufacturers and advertising companies. The Company intends to target markets in such high profile signage venues as New York City, Las Vegas, Los Angeles, Miami, Hong Kong, Tokyo and other high profile venues.

Mid-scale Outdoor Television/Display System

     Through additional research, improvements to early stage OnScreen(TM) designs and further improvements in thermal handling, the Company believes the OnScreen(TM) technology can accommodate the developments of a mid-scale outdoor television/display board that can fill the needs of resorts, casinos, sidewalk advertising, bars and restaurants, marinas, storefronts and more.

     In addition to the advertising, variable sign message and outdoor television market, another application for OnScreen(TM) is artistic lighting in dramatic curved and shaped displays in places like Las Vegas, New York City and other high profile venues.

RIGHTS TO ONSCREEN(TM)

In July 2001, NMMI entered into a Contract and License Agreement (hereafter the "OnScreen(TM) License Agreement") with the inventor of the OnScreen(TM) technology which agreement entitled NMMI to 75% of the revenue generated from the OnScreen(TM) technology and guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter. The OnScreen(TM) License Agreement also provides that if John "JT" Thatch, CEO/President, is no longer employed with New Millennium he has the right to be involved with the OnScreen(TM) project, on terms acceptable to him (hereafter "Thatch OnScreen(TM) Rights").

In August 2002, New Millennium entered into an agreement with Fusion Three, LLC ("F3") pursuant to which F3 agreed to pay the initial royalty of $50,000 in consideration for 5% of New Millennium's interest in the OnScreen(TM) License Agreement.

NMMI entered into an agreement with F3 whereby F3 paid the $100,000 second year guaranteed royalty. Subsequently, in December 2002, NMMI and F3 entered into an addendum to the August 2002 agreement in consideration for which F3 received an additional 10% of the NMMI interest in the OnScreen(TM) License Agreement.

In July 2003, F3 entered into an Option Agreement with the OnScreen(TM) inventor granting F3 the right to purchase all of the inventor's contract rights, including all royalty rights, in the OnScreen(TM) License Agreement in consideration for $500,000 (hereafter the "Option Agreement"). This agreement was contingent on NMMI approving the terms of the Option Agreement.

On January 14, 2004, the inventor agreed to accept $175,000 from NMMI in lieu of the $250,000 third year guaranteed royalty payment.

On January 15, 2004, NMMI notified F3 that it declined to consent to the Option Agreement. Also, on March 23, 2004, NMMI paid $400,000 to the inventor in consideration for all of the inventor's contract rights, including all royalty rights in the OnScreen(TM) License Agreement. This conveyance resulted in New Millennium owning 100% of the OnScreen(TM) licensing rights.

On February 3, 2004, Mr. Thatch agreed to relinquish all Thatch OnScreen(TM) Rights in consideration for 1% of all revenue derived from any licensing fees received by NMMI in connection with the OnScreen(TM) technology. On February 3, 2004, NMMI, F3 and all the beneficial owners of F3 entered into a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any of the benefits of the OnScreen(TM) technology. NMMI agreed to pay F3 $150,000 within 5 days after receipt by NMMI of proceeds of the 2004 Private Placement (the Private Placement is discussed hereafter in this filing at page 17.) plus an annual percentage of New Millennium's revenues declining annually from 5% to 2% and thereafter at 2% in perpetuity. In the event of a change in control of NMMI, the percentage of revenue shall terminate and NMMI must make a single payment transaction fee to F3 ranging from 10% of the OnScreen(TM) appraised value up to $200,000,000 which percentage decreases to 0% to the extent that the appraised value exceeds $600,000,000.

INTELLECTUAL PROPERTY

We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, we intend to pursue the registration of our trademarks and service marks in the U.S. and internationally.

A provisional patent was filed August 26, 2002 on the OnScreen(TM) technology. The patent was filed July 23, 2003 on the OnScreen(TM) technology that contains over 50 separate claims. NMMI retained Knobbe, Martens, Olson & Bear, LLP to manage our current interests relative to the inventor's prosecution of the full national and international patents.

A provisional patent application was prepared and filed by Banner & Witcoff, Ltd., Intellectual Property Attorneys, Washington, D.C. on behalf of New Millennium on March 15, 2004 in the U.S. Patent and Trademark Office regarding Rapid Dispatch Emergency Signs.

On February 25, 2004, we were notified by the United States Patent and Trademark Office that the examining attorney reviewed the OnScreen(TM) trademark application and found no similar registered or pending mark registered under Trademark Act Section 2(d), U.S.C. Section 1052(d) TMEP sect 1105.01. We were, however, required to disclaim the unitary expression "onscreen technology" because the individual component words of a complete descriptive phrase is not registerable. This disclaimer does not affect the OnScreen(TM) trademark nor the OnScreen(TM) technology words when used in conjunction with the trademark.

We have recently filed an application for trademark registration relating to the New Millennium "RediAlert" and "Ready Dispatch Emergency Sign" relating to rapid deployment OnScreen(TM) signage.

There is no assurance we will be successful in registering these marks. Furthermore, we are exposed to the risk that other parties may claim we infringe their rights on these marks, which could result in our ceasing use of these marks, licensing the marks or becoming involved in costly and protracted litigation.

EMPLOYEES

As of March 30, 2004, NMMI had nine full time employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. We plan to add additional staff as needed to handle all phases of our business.

RISKS RELATED TO OUR BUSINESS

Our limited operating history makes evaluating our business and prospects
-------------------------------------------------------------------------
difficult.
----------
We have been involved in the LED based business since July 2001, but have only recently begun to direct all of our efforts to commercialization of the OnScreen(TM) technology. Our limited operating history in this industry and the unproven nature of the OnScreen(TM) technology makes an evaluation of our future prospects very difficult. To date we have not achieved profitability and we cannot be certain that we will sustain profitability on a quarterly or annual basis in the future. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving technology.

We have all the risks of a new product developer in the LED technology business.
--------------------------------------------------------------------------------
New Millennium, as the license owner of the OnScreen(TM) patent, assumed the responsibility for completing the development of the OnScreen(TM) technology as well as determining which products to commercialize utilizing the OnScreen(TM) technology. Because OnScreen(TM) is a new and unproven technology, there is a risk that the technology, operation and development could be unsuccessful or that the products, if any, developed with the OnScreen(TM) technology will not be marketable. Such failures would negatively affect our business, financial condition and results of operations.

There is no assurance we will achieve profitability.
----------------------------------------------------
To date we have not received any revenue from the OnScreen(TM) technology. We have narrowed our scope of operation from EyeCatcherPlus and traditional LED screens to the singular product line of the OnScreen(TM) technology. For the year ended December 31, 2003 we had a net loss of $3,438,507. We will need to begin generating significant revenues from the OnScreen(TM) product line to offset current operational and development losses if the Company is to cover its current overhead expenses and cover further development and marketing expenses. There is no assurance that we will achieve profitability.

We are currently funding our operations with proceeds of approximately $4,423,000 we received from a recent private offering of our securities. According to our current plans, and assuming that we receive no revenues from commercialization of the OnScreen(TM) technology, these proceeds along with the balance of the private placement funding will sustain our current level of operations through the end of 2004.

We will probably be dependent on only a few customers for a substantial portion
-------------------------------------------------------------------------------
of our revenues.
----------------
Licensing of fabrication and marketing of the OnScreen(TM) through third-party manufacturers and distributors rather than directly to the end user, will cause us to be dependent on the manufacturing and marketing expertise of a few customers rather than many end users. Because of this dependence, if there is a fault in any single manufacturer/distributor relationship the financial impact could have a materially adverse affect on New Millennium. Because of the competitive nature of our business and the uncertainty of success of new OnScreen(TM) products, we may be unable to secure sufficient customers quickly enough to attain and sustain profitability.

We will be dependent on third parties and certain relationships to fulfill our
------------------------------------------------------------------------------
obligations.
------------
Because the OnScreen(TM) technology will be licensed to companies better equipped financially and technologically to fabricate and manufacture OnScreen(TM) end products, we are heavily dependent on third parties to adequately and promptly provide the end product. New Millennium is dependent upon its ability to enter into agreements with these manufacturers and other providers of raw materials and components who provide these necessary elements at the negotiated prices.

We initially depend on government agencies to use our OnScreen(TM).
-------------------------------------------------------------------
We initially intend to market OnScreen(TM) products to government agencies, such as departments of transportation, police departments and other emergency personnel. Generally, the inspection, approval process and funding involved with government agencies can take many months and are subject to cancellation by the governmental agency without penalty. Our business could suffer if we are not successful in marketing our products to a significant number of governmental agencies or if contracts we enter into with such agencies are cancelled.

The market for LED signage is extremely competitive.
----------------------------------------------------
Because the LED signage industry is highly competitive, we cannot assure you that we will be able to compete effectively. We are aware of several other companies that offer LED signs, although not identical to our OnScreen(TM) technology. These competitors provide their services primarily to the billboard industry. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify as innovation in the LED industry advances and as current competitors expand their market into the portable, lightweight signage that is the initial market for the OnScreen(TM). We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers.

The use of portable emergency roadway signage is a recent development and the
-----------------------------------------------------------------------------
extent of customer acceptance is not yet known.
-----------------------------------------------
Portable emergency roadway signage is a relatively new and evolving industry. For the Company to be successful, government agencies must be willing to obtain government administrative approval and public results satisfaction. There is no way to be sure that a sufficient number of government agencies will utilize our product to enable us to remain profitable.

We depend on key personnel and will need to recruit new personnel as we grow.
-----------------------------------------------------------------------------
As a small company we are currently dependent on the efforts of a limited number of management personnel. We believe that given the development stage of our business and the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business.

If we are successful in expanding our product and customer base, we will need to add additional key personnel as we continue to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to customers and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions we perform. Competition for personnel with these skills is intense. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

We believe our future success will depend in part on the following:

     o    the continued employment and performance of our senior management,

     o    our ability to retain and motivate our officers and key employees, and

     o our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing and customer service personnel.

If we fail to adequately protect our trademarks and proprietary rights, our
---------------------------------------------------------------------------
business could be harmed.
-------------------------
The steps we take to protect our proprietary rights may be inadequate. We regard our patents, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and patent law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. Although we have been granted registration rights for OnScreen(TM) technology, there is no assurance our pending trademark application for RediAlert will be approved. Effective trademark, patent and trade secret protection may not be available in every country in which we may in the future offer our products. Therefore, we may be unable to prevent third parties from infringement on or otherwise decreasing the value of our trademarks, patents and other proprietary rights.

If we are to remain competitive, we must be able to keep pace with rapid
------------------------------------------------------------------------
technological change.
---------------------
Our future success will depend, in part, on our ability to develop or license leading technologies useful in our business, enhance the ease of use of existing products, develop new products and technologies that address the varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, we may not be able to adapt in a timely manner to changing market conditions or customer requirements.

We may infringe intellectual property rights of third parties.
--------------------------------------------------------------
Litigation regarding intellectual property rights is common in the software and technology industries. We may in the future be the subject of claims for infringement, invalidity or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate and market our existing products without incurring liability to third parties, there is a risk that our products infringe the intellectual property rights of third parties.

Third parties may infringe on our intellectual property rights
--------------------------------------------------------------
There can be no assurance that other parties will not claim infringement by us with respect to our current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

Our Common Stock price may be volatile, which could result in substantial losses
--------------------------------------------------------------------------------
for individual stockholders.
----------------------------
The market price for our Common Stock is volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

     o    actual or anticipated variations in our quarterly operating results;

     o announcements of technological innovations or new products or services by us or our competitors;

     o    changes in financial estimates by securities analysts;

     o    conditions or trends in relating to the LED industry;

     o changes in the economic performance and/or market valuations of other LED related companies;

     o    additions or departures of key personnel.

     o    fluctuations in the stock market as a whole.

Our Certificate of Incorporation limits director liability thereby making it
----------------------------------------------------------------------------
difficult to bring any action against them for breach of fiduciary duty.
------------------------------------------------------------------------
As permitted by Colorado law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Colorado law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

We may be unable to meet our future capital requirements.
---------------------------------------------------------
We are substantially dependent on receipt of additional capital to effectively execute our business plan. If adequate funds are not available to us on favorable terms we will not be able to develop new services or enhance existing services in response to competitive pressures, which would affect our ability to continue as a going concern. We do not anticipate issuing any additional shares of our Series A Preferred Stock as a source of capital. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Penny stock regulations may impose certain restrictions on marketability of our
-------------------------------------------------------------------------------
stock.
------
The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

We have never paid dividends on our Common Stock and do not expect to pay any in
--------------------------------------------------------------------------------
the foreseeable future. We are subject to restrictions on our ability to pay
----------------------------------------------------------------------------
dividends.
----------
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A Convertible Preferred Stock and Series B Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 10% (currently aggregating $68,452 quarterly, assuming no conversion). Holders of our Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share (currently aggregating $7,500 quarterly, assuming no conversion and the exercise of all warrants). To date, we have fulfilled our dividend obligations on the Series A Preferred Stock and Series B Convertible Preferred Stock through the issuance of additional shares of our Series A Convertible Preferred Stock to the holders of our series A Preferred Stock as well as cash payments. No dividends have yet accrued regarding the Series B Convertible Preferred Stock.

Substantial sales of our Common Stock could cause our stock price to rapidly
----------------------------------------------------------------------------
decline.
--------
The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

     o The sale of Common Stock underlying the conversion rights of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

     o The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.

     o The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

Any sale of substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A Preferred Stock or Series B Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

The covenants with our Series A Convertible Preferred and Series B Convertible Preferred Stock Shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends on our Common Stock, sell assets or issue our securities without the consent of the Series A Convertible Preferred and Series B Convertible Preferred Stock Shareholders. Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in order to enter into transactions or take actions management deems beneficial and in our best interests of the holders of our Common Stock.

The forward-looking information in this Form 10-KSB may prove inaccurate.
-------------------------------------------------------------------------
This Form 10-KSB contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this prospectus, words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 2.  DESCRIPTION OF PROPERTY

NMMI owns no real estate. On March 29, 2001 the Company signed a lease with Safety Harbor Centre commencing May 1, 2001 for five years with an option for five additional years. The lease became effective August 27, 2001, the date that the Company first occupied the facility, at a monthly rental of $10,972.24. Effective February 1, 2004, the Company negotiated with the lessor a reduction of the office rental space with a resulting monthly gross rent reduction of $2,465.97.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on December 18, 2003, the number of authorized $0.001 par value common shares was increased from 15,000,000 common shares to 150,000,000 authorized common shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value
------------
Our Common Stock is traded on the OTC Bulletin Board (OTCBB) under the trading symbol "NMMG". The following table sets forth, the high and low bid prices for the four quarters of 2002 and 2003 of our Common Stock as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         Year                      High Bid     Low Bid
         ----                      --------     -------

         2002
         ----
         First Quarter              1.330        .910
         Second Quarter*             .430        .330
         Third Quarter               .290        .210
         Fourth Quarter              .290        .260

         2003
         ----
         First Quarter               .390        .320
         Second Quarter              .260        .180
         Third Quarter               .300        .240
         Fourth Quarter             1.050        .850


Description of Securities
-------------------------
The Company authorized capital stock consists of 150,000,000 shares of Common Stock, $.001 par value ("Common Stock"), and 10,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series. The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for our Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock and by the provisions of applicable Colorado law. Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Private Placement
-----------------
During the fourth quarter of 2003, the Company undertook a private placement of Units, each Unit consisting of 4,000 shares of our common stock, a warrant to purchase 4,000 shares of common stock at a price of $0.50 per share ("Warrant #1") and a warrant to purchase 2,000 shares of common stock at a price of $0.75 per share ("Warrant #2"). Additionally, through a first quarter 2004 amendment to the private placement, purchasers of Units were issued, or will be issued, an aggregate of 30,000 shares of our Series B Convertible Preferred Stock as follows:
          12,000 shares pro-rata upon purchase of Units;
          12,000 shares pro-rata to investors who exercise Warrant #1; and 6,000 shares pro-rata to investors who exercise Warrant #2.

Series B Convertible Preferred Stock has privilege and preferences as follows: a cumulative $1.00 per share annual dividend preference, payable quarterly; a $240.00 per share liquidation preference; 1,000 votes per preferred share; shareholder conversion privilege to convert each share of Series B Convertible Preferred Stock into 1,000 shares of common stock; antidilution protection; and a prohibition against designating other shares of preferred stock having dividend, liquidation or other preferences equal to or prior to the rights of holders of the Series B

Convertible Preferred without the written consent of two thirds (66.66%) of the holders of Series B Convertible Preferred Stock.

From this offering, the Company received $1,575,000 of cash proceeds and recorded a $100,000 subscriptions receivable at December 31, 2003. The investors received 6,700,000 common stock shares, 1,675 warrants (Warrants #1) exercisable for 6,700,000 common shares at an exercise price of $0.50 and an expiration date of February 28, 2004 and 1,675 warrants (Warrants #2) exercisable for 3,350,000 common shares at an exercise price of $0.75 and an expiration date of May 30, 2004. The 6,700,000 shares of common stock were issued during the first quarter of 2004. During February 2004, 1,675 of Warrants #1 were exercised. As of April 1, 2004, no Warrants #2 have been exercised. As of December 31, 2003, the Company has issued 24,000 shares of Series B Convertible Preferred stock, with 6,000 shares remaining to be issued upon exercise of Warrant #2. The Company received $3,200,000 ($2,848,000 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of Warrants #1.

In conjunction with raising these funds, the Company paid offering costs of $229,750 and issued 630,000 warrants with an exercise price of $0.001 per share that expire on January 30, 2004 valued at $541,170, which cost is included in warrants granted for services in the additional paid-in capital (total offering costs of $770,920). These warrants have not yet been issued and will expire 60 days after grant date.

All of the shares of common and preferred stock were issued in reliance on an exemption from registration under the Securities Act of 1933. As a result, these shares are subject to restrictions on transfer under the applicable provisions of the Securities Act. Subject to terms and conditions as detailed in the Unit Subscription Agreement, NMMG agreed to: (i) use its best efforts to effect a registration statement under the Securities Act covering the Common Shares and Common Shares issuable upon exercise of the Warrants; however, NMMI is not obligated to file any Registration Statement until thirty (30) days after the completion of the last closing of the purchase and sale of Units and release of funds from escrow; (ii) undertake commercially reasonable best efforts to cause such Registration Statement to be declared effective by the SEC within one hundred twenty (120) days after such filing; and (iii) if the Registrant is eligible to incorporate periodic reports by reference into such Registration Statement, and such Registration Statement is declared effective, undertake commercially reasonable efforts to keep the Registration Statement continuously effective, supplemented and amended for a period of one year.

Upon exercise of all warrants the combined voting share ownership of investors who purchased Units will own, in the aggregate, in excess of 50% of all voting shares.

Common Stock
------------
As of December 31, 2003, there were approximately 13,589,776 shares of our Common Stock issued and outstanding, not including 6,700,000 shares issuable in connection with the sale of Units described above and another 1,499,907 shares issuable. In addition, as of December 31, 2003 there were 2,639,080 shares of our Series A Convertible Preferred Stock issued and outstanding. There were no shares of Series B Convertible Preferred Stock issued as of December 31, 2003; however, the Company will be obligated to issue 12,000 shares of its Series B Convertible Preferred shares to investors who purchased Units. As of December 31, 2003, shares of common stock were subject to 15,990,000 warrants and options that were issued principally in consideration for the offering of Units and OnScreen(TM) Scientific Advisory Board services and consulting services rendered by others. The exercise prices range from

$0.001 to $1.50 per share. As of December 31, 2003, we had in excess of 2,000 shareholders of record.

The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. The holders of our Common Stock are entitled to receive dividends when, as, and if declared by our Board of Directors, and in the event of our liquidation to receive pro-rata, all assets remaining after payment of debts and expenses and liquidation of the preferred stock. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

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

During 2002, the Company sold the following common stock for cash. In May 2002 the Company sold 80,000 restricted shares of its common stock to one investor for $40,000 pursuant to a warrant exercise. In September 2002, the Company sold 166,667 restricted shares of its common stock at $0.30 per share and 100,000 restricted shares of its common stock at $0.50 per share to one investor as one transaction for aggregate proceeds of $100,000 or an average price of $0.375 per share. From May 2002 to December 2002, the quoted trading price for freely traded common shares was generally below the private sales price for restricted common shares and therefore the Company used the lower quoted trading price as a measure to value non-cash issuances during these dates.

During 2002, the Company issued an aggregate of 325,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in cash proceeds of $1,175 and subscriptions receivable of $6,950 for a total issuance price of $8,125, or $.025 per share.

During 2002, the Company issued 730,292 shares of its common stock to various non-employee consultants and service providers for services rendered to the Company. These shares were valued at prices ranging from $0.35 to $0.53 based on contemporaneous quoted trading prices or cash sale prices, as applicable, for an aggregate value of $276,719 charged to expense in 2002. The $276,219 was allocated to a consulting expense of $299,919 and a settlement gain of $23,200 since one of the transactions has been contractually valued $23,200 lower than the value of the stock issued.

In December 2002, the Company issued 505,502 common shares to its president as a bonus under his employment agreement. These shares were valued at the $0.26 quoted trading price at the grant date resulting in a compensation expense charged to operations in December 2002 of $131,431.

During 2002, the Company issued 65,000 common shares under two settlements. In April 2002, a settlement for 40,000 common shares was valued at the quoted trading price of $1.00 per share at the settlement date; and in October 2002 a settlement for 25,000 common shares valued at the quoted trading price of $0.22 per share at the settlement date resulting in an aggregate settlement charge to operations of $45,500.

During 2002, the Company settled various loans totaling $322,046 through the issuance of 570,000 shares of common stock. The stock was valued at an aggregate $231,200 based on the quoted trading price which ranged from $0.21 to $0.56 on each of the various settlement dates resulting in a settlement gain of $98,299 and a settlement loss of $7,052.

During 2002, the Company issued 100,000 common shares to a vendor/creditor as a forbearance to avoid or delay potential legal action relating to collection of the debt. These shares were valued at the $0.94 per share quoted trading price on the forbearance date resulting in a forbearance expense of $94,000 included in general and administration expense.

During 2002, the Company issued 1,000 common shares as part of the purchase price of certain used equipment. The shares were valued at the $0.40 quoted trading price on the purchase date resulting in an asset of $400.

During April 2002, the Company agreed to issue 1,000 shares as a loan fee. These shares were valued at the $1.25 quoted trading price on the agreement date resulting in an expense of $1,250. During 2003, these shares were issued in conjunction with a settlement.

During 2003, the Company issued an aggregate of 300,000 common stock shares pursuant to the exercise of the warrants granted certain note holders under the default provisions of certain promissory notes. The issuance resulted in an additional subscriptions receivable of $7,500 ($0.025 per share) of which cash proceeds of $250 were received during 2003. Total subscriptions receivable related to these shares issued under the default provisions of the promissory notes is $17,325 at December 31, 2003.

During 2003, the Company issued 2,186,748 shares and has 120,000 share to be issued of its common stock for services rendered to various consultants and service providers valued at prices ranging from $0.23 to $0.95 (average of $0.66) per share based on quoted trading prices on the grant date which was the measurement date since the shares were contractually full vested and nonforfeitable at the grant date. The Company recognizes the $1,516,254 of consulting expense related to these consulting agreements over the period of the contract terms ranging from one day to one year. At December 31, 2003, 120,000 shares of these shares were not issued and are reflected in the common stock issuable equity account.

During 2003, the Company issued 310,640 shares of its common stock to employees as compensation or to pay accrued compensation. These shares were valued at $122,112 using the quoted trading price on the grant date or per the employee's agreement which was using a thirty-day average price. During 2003, the Company recorded a settlement gain of $3,261 related to these transactions.

During 2003, the Company issued 537,880 shares of its common stock to settle certain debts and claims against the Company.

In August 2003, the Company issued 200,000 common shares as collateral for amounts due to the Company's landlord.

The Company entered into a stock purchase agreement on October 31, 2003 pursuant to which the buyer agreed to purchase 1,000,000 shares of the Company's common stock for $250,000 and also received warrants to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. The Company recorded $1,000 in its common stock issuable equity account for the 1,000,000 shares which are to be issued upon receipt of payment. The Company recorded the purchase price of $250,000 for the 1,000,000 shares of the Company's common stock in subscriptions receivable as the funds had not been received by the Company at December 31, 2003. Subsequent to year-end, this subscription was not fulfilled and the warrants expired. The Company does not expect to receive any monies related to this subscription agreement and will reduce the common stock issuable equity account by $1,000, the subscriptions receivable account by $250,000 and additional paid-in-capital account by $249,000 during March 2004.

Preferred Stock and Related Warrants
------------------------------------
Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized unissued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. The Company has the authority to issue up to 10,000,000 shares of Preferred Stock pursuant to action by its Board of Directors.

On April 10, 2003, the Board of Directors created 5,000,000 shares of Series A Convertible Preferred Stock. In summary, the Series A Preferred Stock preferences provide as follows: a cumulative $0.10 per share annual dividend preference payable quarterly; a $1.00 per share liquidation preference; one share-one vote privilege; shareholder conversion privilege to convert each share of Series A Convertible Preferred Stock into 4 shares of common stock; no reissuance of retired Series A Convertible Preferred Shares; and antidilution privileges.

As of December 31, 2003, we had 2,639,080 shares of Series A Convertible Preferred Stock issued and outstanding. These shares were issued at a per share value equivalent of $1.00 per share in consideration for existing debt forgiveness, current services rendered or investment cash payment. These proceeds were use for general operating purposes.

On February 5, 2004, the Board of Directors created 30,000 shares of Series B Convertible Preferred Stock providing preferences as follows: a cumulative $1.00 per share annual dividend preference, payable quarterly; a $240.00 per share liquidation preference; 1,000 votes per preferred share; shareholder conversion privilege to convert each share of Series B Convertible Preferred Stock into 1,000 shares of common stock; no reissuance of retired Series B Convertible Preferred Shares; antidilution privileges; and a prohibition against designating other shares of preferred stock having dividend, liquidation or other preferences equal to, subsequent to or prior to the rights of holders of the Series B Convertible Preferred without the written consent of two thirds (66.66%) of the holders of Series B Convertible Preferred Stock.

For a detailed discussion of issued shares, please see Notes to the Financial Statement, December 31, 2003 and 2002, Note 7, Stockholders' Equity.

Subject to the limitations imposed by existing Series A Convertible Preferred and Series B Convertible Preferred Stock, our Board of Directors has the authority to issue additional shares of our Preferred Stock in series with rights, designations and preferences as determined by the Board of Directors. When any shares of our Preferred Stock are issued, certain rights of the holders of our Preferred Stock may affect the rights of the holders of Common Stock. The authority of the Board of Directors to issue shares of our Preferred Stock with characteristics which it determines (such as preferential voting, conversion, redemption and liquidation rights) may have a deterrent effect on persons who may otherwise desire to purchase our shares at a price which might be attractive to our shareholders.

Certain Provisions of the Articles of Incorporation and Colorado Business
-------------------------------------------------------------------------
Corporation Act
---------------
Our Articles of Incorporation provides that, "To the fullest extent permitted by Colorado Business Corporation Act as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director."

The Company shall indemnify and advance expenses to a director or officer in connection with a proceeding to the fullest extent permitted or required by or in accordance with the indemnification sections of the Colorado Business Corporation Act that provides that, "The corporation shall indemnify a person who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which the person was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the proceeding."

Dividends
---------
We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividends in the foreseeable future. We expect to continue to retain all earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders of Common Stock in the foreseeable future. We shall, however, commence payment of the $0.10 per share annual dividend on the Series A Preferred Stock and the $1.00 per share annual dividend on the Series B Preferred Stock.

Shares Eligible for Future Sale
-------------------------------
As of December 31, 2003, we had outstanding 13,589,776 shares of Common Stock and issuable 8,199,907 shares of common stock. Of these shares, 7,334,965 shares are freely tradable without restriction or limitation under the Securities Act.

The 6,254,811 shares of Common Stock held by existing shareholders as of December 31, 2003 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2003, we had issued and outstanding 2,639,080 shares of Series A Convertible Preferred Stock, all of which are "restricted" within the meaning of Rule 144 as noted above. Also as of December 31, 2003, we were obligated to issue 12,000 shares of our Series B Convertible Preferred Stock. Upon issuance, these shares will also be "restricted" securities.

We are required to register the shares of Common Stock underlying conversion features of our Series A Convertible Preferred Stock. The sale of our Common Stock underlying any such registration statement may also adversely affect the market price of our Common Stock, result in substantial dilution to our stockholders and might also adversely affect our ability to raise additional capital. Shares of common stock underlying our Series B Convertible Preferred stock do not have registration rights.

The possibility of future sales by existing stockholders under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.

Acquisition of Total OnScreen Contract Ownership by NMMI
--------------------------------------------------------
In connection with the purchase of Units (as defined herein), the exercise of Warrant #1, and assuming the exercise of Warrant #2, the investors who took part in the Private Placement and the Company agreed to the following facts and terms:

     o On or about July 23, 2001 NMMI entered into a Contract and License Agreement (hereafter the "OnScreen License Agreement") with the inventor of the OnScreen technology which agreement entitled NMMI to 75% of the revenue generated from the OnScreen technology and guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter as well as providing that if John "JT" Thatch were no longer employed with NMMI, he be involved to his satisfaction with terms between NMMI and himself to continue with the OnScreen project (hereafter "Thatch OnScreen Rights").

     o On or about August 28, 2002, NMMI entered into an agreement with Fusion Three, LLC (hereafter "F3") whereby F3 paid the annual $50,000 OnScreen(TM) license fee in consideration for NMMI conveying to F3 5% of the NMMI interest in the OnScreen License Agreement. In December 2002 NMMI and F3 entered into an addendum to the August 28, 2002 agreement whereby F3 paid the $100,000 second year revenue guarantee in consideration for an additional 10% of the NMMI interest in the OnScreen(TM) License Agreement.

     o In July 2003 F3 entered into an Option Agreement with the OnScreen(TM) inventor for F3 to purchase all of the inventor's contract rights, including all royalty rights, in the OnScreen License Agreement in consideration for $500,000 (hereafter the "Option Agreement"). This agreement was contingent on NMMI consenting to the terms of the Option Agreement.

     o January 14, 2004, the inventor agreed to accept $175,000 in lieu of the $250,000 third year annual revenue guarantee payment. NMMI paid this sum.

     o January 15, 2004, NMMI refused to consent to the July 2003 Option Agreement and entered into an agreement with the inventor wherein it was agreed that in consideration for the sum of $400,000 to be paid to the inventor by March 31, 2004, the inventor will convey to NMMI all of the inventor's contract rights, including all royalty rights, in the OnScreen License Agreement. This $400,000 sum was paid on March 23, 2004.

     o On February 3, 2004, John "JT" Thatch, CEO/President of the Company, agreed to relinquish all Thatch OnScreen(TM) Rights in consideration for 1% of all revenue derived from any licensing fees received by NMMI in connection with the OnScreen(TM) technology.

     o February 3, 2004, NMMI, F3 and all of the beneficial owners of F3 entered into a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any of the benefits of the OnScreen(TM)technology, NMMI agreed to pay to F3 $150,000 within 5 days from receipt by NMMI of proceeds of our recent private placement of Units plus an annually declining percentage of revenue from 5% to 2% indefinitely. In the event of a change in control of NMMI, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by NMMI to F3 ranging from 10% of the consideration received by the Company in connection with such change in control up to $100,000,000; 7.5% of such consideration between $100,000,001 and $200,000,000; 5% of such consideration between $2,000,001 and $3,000,000; 4% of such consideration between $3,000,001 and

          $4,000,000; 3% of such consideration between $4,000,001 and $5,000,000; 2% of such consideration between $5,000,001 and $6,000,000. No additional payment is required if total consideration were to exceed $6,000,000.

     o All contract/licensing rights relating to OnScreen(TM) are now owned by New Millennium.

John "JT" Thatch Employment Contract and Share Entitlement:
-----------------------------------------------------------
     o On November 2, 1999, we entered into an employment agreement with John "JT" Thatch, our CEO and President. The agreement has a term of three years and provides for an annual salary of $120,000 and issuance to Mr. Thatch of shares of our common stock equal to 10% of all issued and shares of common stock. The agreement also provides for reimbursement of certain expenses and payment of certain benefits for Mr. Thatch.

     o On June 1, 2000, the employment agreement was amended to increase the annual salary to $140,000 for calendar year 2000. For subsequent years, the salary remained at $120,000 annually.

     o On November 18, 2002, the employment agreement was extended for an additional 3 years beginning January 1, 2003 through December 31, 2005.

     o On February 3, 2004, a Second Addendum to the Employment Agreement was entered into pursuant to which the Company agreed to cap Mr. Thatch's entitlement to shares of common stock at 3,000,000 and pay him 1% of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) technology, provided that the Company consummates the Private Placement in its entirety and receives the portion of the Unit purchase price to which it is entitled.

Mark R. Chandler Employment Contract and  Share Entitlement
-----------------------------------------------------------
     o On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Operating Officer and Chief Financial Officer. The terms of this agreement are as follows: i) Base salary of $120,000 during 2004, $150,000 during 2005 and $180,000 during 2006, ii) a sign-on bonus for $10,000 payable before March 31, 2004 and eligible for the bonus plan as set up by the Company, iii) receive 120,000 shares of Series A convertible preferred stock for each period of June 2004, January 2005 and June 2005 and iv) receive a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 which expires on November 30, 2006. In the event of a change of control, the Series A Convertible Preferred stock shall immediately accelerate and be issued within 30 days of written notice from the employee.

Stephen K. Velte Employment Contract and Share Entitlement:
-----------------------------------------------------------
     o    On May 1, 2003, NMMI entered into an employment agreement with Stephen
          K. Velte to be employed as Director of Research and Development for a six months term for a monthly salary of $10,000 in addition to 3 year warrants to purchase 500,000 common shares at a per share price of $0.25 at signing of the employment agreement; 750,000 common shares at a per share price of $0.35 at completion of the OnScreen Phase II prototype; 500,000 common shares at a per share price of $0.40 upon NMMI receiving funding in excess of $150,000; and 250,000 common shares at a per share price of $0.50 upon receipt by NMMI of payment for commercial orders for OnScreen in excess of $200,000.

     o Effective November 1, 2003, the employment agreement with Mr. Velte was extended for an indefinite term at an increased salary of $150,000 for the first year, $180,000 for the second year and $240,000 for the third year. The extension also provides for annual discretionary bonus, initial stock grant of 450,000 shares of common stock, which shares, if Mr. Velte is terminated for cause, may be repurchased by NMMI at a declining graduated scale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------
We have generated our cash needs through equity financings and loans from officers and stockholders. As an operational company, we devote substantially all of our efforts to securing and establishing new business. We have engaged in limited activities in the advertising business, but no significant revenues have been generated to date.

New Millennium has redirected its business focus from the EyeCatcherPlus and the traditional LED signage to the innovative OnScreen(TM) technology. Because of the redirection of the business focus, New Millennium assigned the EyeCatcherPlus business to a marketing company, subject to a security interest retained by New Millennium and a 15% non-dilutive ownership interest in the marketing company. This assignment includes all rights to both the IllumiSign-EyeCatcher and Front-Lit EyeCatcher Powered by Insight that had been the mainstay of New Millennium over the past years. As a part of this business plan, New Millennium is currently negotiating for conveyance of the mobile truck mounted LED unit. This restructured plan is to totally focus all of the Company resources on the OnScreen(TM) technology. The Company continues to devote substantial present efforts to implementing its marketing plans designed to establish new business accounts for its mobile LED boards and the motion display boards. The Company presently conducts all marketing in-house and continues to use the EyeCatcherPlus logo, marketing material and website.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in the Company's financial statements. Some of the Company's accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Asset Impairment
----------------
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Allowance for Doubtful Accounts
-------------------------------
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectability of its trade receivables. At the point in time the Company determines that the customer may not be able to meet its full obligation to the Company, the Company records an allowance for doubtful accounts for the amounts the Company estimates are not collectable. Any changes in these estimates could impact the Company's statement of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently completed a Private Placement (as defined earlier).

The Private Placement consisted of 1,675 Units, which were offered at a purchase price of $1,000 per Unit. Each unit consisted of 4,000 shares of common stock, a warrant (Warrant #1) to purchase 4,000 shares of common stock at an exercise price of $0.50 per share and a warrant (Warrant # 2) to purchase 2,000 shares of common stock at an exercise price of $0.75 per share. The Private Placement also consisted of the distribution to the purchasers of Units 30,000 shares of Series B Convertible Preferred Stock, allocable on a pro-rata basis as follows: 12,000 shares allocable to the Unit purchasers, 12,000 shares allocable to the exercisors of Warrant #1 and 6,000 shares allocable to the exercisors of Warrant #2. As of February 2004 all 1,675 units had been sold and all investors had exercised their rights with respect to Warrant # 1. All payments for Warrant #1 have been received by the Company, except for $150,000 which amount has been paid by delivery to the company of promissory notes.

The total commissions, expenses and fees paid by the Company for this funding to date was $770,920. As additional funding is received, additional fees and commissions will be incurred up to a maximum of approximately 23% of the gross proceeds of the offering. We believe that cash that will be generated from the financing will be sufficient to meet our working capital requirements through the end of 2004. The Company expects to begin generating revenue from its OnScreen(TM) product line by the end of 2004. We cannot assure you that we will generate revenues by that date or that our revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, we will require additional funding.

Although the EyeCatcherPlus and the mobile LED jumbo screen truck are believed to be economically viable, management, in conjunction with the investors, made the decision to ultimately divest the Company of the EyeCatcherPlus and mobile LED unit in favor of total focus on the OnScreen(TM) development and marketing. Our management continues to analyze our operations and streamline where appropriate. On February 1, 2004, the Company and the building lessor agreed to reduce the rent by approximately $2,000 per month and to reduce the square footage of the office from 6,143 to 4,515. Management continues to explore additional cost savings strategies, including the termination of personnel.

As an integral part of this focus it was determined that it was time for the Company to retain the expertise of an experienced Chief Financial Officer with operations experience and to solidify an already existing relationship with the Chief Technical Officer. These additions to management brought about a reevaluation of the employment contract with the current Company President/Chief Executive Officer which resulted in an increase of compensation and bonus.

During the due diligence review of the various documents relating to the Company's ownership of OnScreen(TM) licensing rights it was determined that it was in the best interest of the Company that earlier agreements which conveyed away certain small percentages of the Company's licensing rights be regained by the Company. It was further determined that the original contract between the Company and the OnScreen(TM) inventor, wherein the inventor retained certain royalty rights, be renegotiated resulting with the Company purchasing all OnScreen(TM) royalty rights.

With all of these conditions having been completed, the Company is now in the process of marketing the OnScreen(TM) product, manufacturing rights and licensing rights. Management expects the OnScreen(TM) technology to be commercialized during the fourth quarter of 2004.

Heretofore, the Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties; however, there is no assurance that there will be proceeds from these sources in the future. For a further explanation of these loan transactions please see hereafter in this filing Notes to the Financial Statement, December 31, 2003 and 2002, Note 7, Stockholders' Equity.

Stockholders' Deficiency increased from ($1,858,074) to ($94,637), an increase of $1,763,437 from calendar year 2002 to 2003. As discussed below, this is the result of a $740,762 increase of Total Assets and a $1,022,675 decrease of Total Current Liabilities.

Cash increased from $16,335 at December 31, 2002 to $1,323,923 at December 31, 2003. This is the direct result of the Private Placement proceeds as discussed in Notes to the Financial Statement, December 31, 2003 and 2002, Note 7, Stockholders' Equity, (D) Private Placement. This infusion of capital was an essential element in the change in focus of New Millennium from the EyeCatcherPlus to the OnScreen(TM) technology as discussed above in Item 1, Description of Business, OnScreen(TM) Technology.

The Property and Equipment value decreased from $1,065,870 in year-end 2002 to $569,711 in year-end 2003. The $496,159 decrease is primarily the result of depreciation of $175,192, write offs of $49,112 of LED equipment due to shortage and impairment of $270,355 of the second LED mobile unit. These issues are described in Notes to the Financial Statement, December 31, 2003 and 2002, Note 3, Property and Equipment.

Notes and Loans Payable and notes payable, related party decreased from $1,297,940 and $303,657, respectively, at 2002-year end to $537,979 at 2003-year end. Of this remaining payable, $334,412 has been satisfied and paid in full as of March 12, 2004. During 2003, certain note holders converted $1,112,844 of debt to Series A convertible preferred stock. See Notes to the Financial Statement, December 31, 2003 and 2002, Note 7(A), Convertible Preferred Stock Series A.

RESULTS OF OPERATIONS

The accompanying financial statements reflect the operations of New Millennium for the fiscal years ended December 31, 2003 and 2002.

Revenue
-------
Total revenue for the year ended December 31, 2003 was $308,634, consisting primarily of $115,204 in LED truck revenue, $62,700 from sale of EyeCatcherPlus displays, $17,396 graphic work $12,228 in distributor fees and $88,791 advertising display income. Total revenue for the year ended 2002 was $615,475, consisting primarily of $190,837 in LED truck revenue, $38,144 graphic work, $63,629 advertising display income and $285,700 of EyeCatcherPlus display sales. Total revenues decreased approximately $306,841, or 50%, compared to approximately $615,475 for the year ended December 31, 2002. This decrease is primarily the result of the refocus of the business from the EyeCatcherPlus to the OnScreen(TM) technology.

Revenues are recognized as the services are completed. For all revenue types, recognition criteria also includes assessing whether pervasive evidence of an arrangement exits, the sales price is fixed or determinable, and collectability is reasonably assured.

Graphic arts revenue is the revenue resulting from the design and printing of the posters that are displayed in the EyeCatcherPlus displays. This revenue is recognized at completion of services.

Territory Fees consist of fees paid by distributors for the contractual exclusive right to purchase EyeCatcherPlus displays for a specific geographic area. These fees are recorded as deferred revenue liability and then recognized over the term of the distributor contract.

Advertising revenue is recognized pro-rata over the term of the customer contract or arrangement and customer prepayments received are recorded as deferred revenue until revenue recognition is earned.

EyeCatcherPlus displays are placed in service for a fee and revenue is recognized over the placement period. On occasion, the EyeCatcher Displays are sold on a special order basis. Revenue and cost of revenue from these special order basis sales of the EyeCatcher Displays are recognized at the time the boards are shipped to the customer.

LED Truck rental revenue is recognized pro-rata as earned over the rental period. Rental periods generally do not exceed 14 days.

During 2003, 55% of revenues were derived from two customers at 32% and 23%.

Cost of Revenues
----------------
The $125,021 Cost of Revenues as of December 31, 2003 is comprised principally of $49,112 Boards Shrinkage (damage, lost and stolen boards) and $74,400 Cost of Goods Sold. The $187,300 Cost of Revenues as of December 31, 2002 is comprised mainly of $158,045 Cost of Goods Sold (purchase of new boards, sales commissions to host venues). The result is a net decrease of $62,279 when comparing year-end 2003 to the same term of 2002.

As an integral part of the Company re-direction, on February 3, 2004, the Company entered into an agreement with Visual Response Media Group, Inc. pursuant to which the Company conveyed and assigned its right, title and interest in EyeCatcherPlus and Drive Time Network (except to its Display assets) as well as the right for the third party to place fifty of the EyeCathcherPlus Displays. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays. When an average of at least four annual advertisements per each of the fifty Displays have been sold and paid for, the third party can then place the next fifty EyeCatcherPlus displays. This will continue in increments of fifty displays until the total New Millennium remaining display inventory have been placed. The five percent fee will continue for the duration of the 10 year contract. In addition to the foregoing payments, the third party has issued fifteen percent of its stock to the Company. The Company has also agreed to issue warrants to this third party once it receives 200,000 shares of the Company's common stock back from another company. The warrants will authorize the purchase of 200,000 shares of New Millennium $0.001 par value common shares at a price of $0.50 per share for a term of 2 years. The Company has also agreed to contribute $5,000 monthly to this party for the five months beginning February 2004.

It is anticipated that by year-end 2004 all direct revenue from the EyeCatcherPlus and mobile LED truck will cease. Although the Company is no longer seeking new EyeCatcherPlus customers because of the assignment of the EyeCatcherPlus business as noted above, New Millennium is still encouraging new business development for the mobile LED truck because it remains a source of revenue and management feels that sale of the mobile LED Truck can better be marketed as a revenue producing element.

OPERATING EXPENSES

Selling, General and Administrative expenses
--------------------------------------------
Selling, General and Administrative expenses includes such items as contract labor, general office supplies and printing, management fees and expenses, telephone, cell phone, automobile and travel expenses, Internet service, office security, utilities, transfer agent fees, legal and accounting fees, insurances, business promotion and entertainment.

Selling, General and Administrative expenses in fiscal 2003 were $2,788,608 compared to $3,138,157 in fiscal 2002, a decrease of $349,549 (11%). The primary contributing elements to this expense total for 2003 are compensation for management including technical OnScreen(TM) personnel ($565,353), other compensation of $303,402, contract labor ($78,131), expenses for outside consultants relating to management and financial matters ($605,613), royalties paid relating to the OnScreen(TM) ($200,327), research and development expenses relating to the OnScreen(TM) ($204,750), professional accounting and legal fees ($150,447), office and warehouse rent ($147,477) and depreciation of property and equipment ($175,192).

SG&A expenses in fiscal 2002 were $3,138,157. The contributing elements to this expense total for 2002 are compensation for management including technical OnScreen(TM) personnel ($301,432), contract labor ($5,572), expenses for outside consultants relating to management and financial matters ($175,559), royalties paid relating to the OnScreen(TM) ($138,943), professional accounting and legal fees ($105,852), office and warehouse rent ($133,183) and depreciation of equipment ($173,874).

The Company executed a 5-year office lease commencing May 1, 2001. With sixty days prior written notice, the Company has the right to renew this lease for an additional five years. The annual rent escalation is the greater of the CPI or 3%. Rental expense was $147,478 and $133,183 in 2003 and 2002, respectively. During August 2003, the Company issued 200,000 shares of common stock to be held as collateral for future payments on this lease.

On February 1, 2004, the Company and the building lessor agreed to reduce the rent by approximately $2,000 per month and to reduce the square footage of the office from 6,143 to 4,515.

Although there is the $349,549 decrease in Operating Expenses, the Company began its refocus as mentioned above in mid 2003. This refocus is the major cause for the decrease in operating expense.

Bad Debt
--------
Bad Debt has increased by $58,183 from December 31, 2002 ($80,484) to December 31, 2003 ($138,667). This sum is the aggregate of allowance for rent receivable and write off of uncollectable EyeCatcherPlus accounts. The uncollectable account is primarily due to inability to collect receivables from advertisers and former distributors over the past two years. In an effort to minimize future uncollectables, management requires advertisers to pay in advance and current distributors are required to purchase geographic territories by paying in advance and, in most instances, purchasing the EyeCatcherPlus displays by payment in full prior to delivery.

Commitment Penalty Expense - Swartz
-----------------------------------
At December 31, 2003, the Commitment Penalty Expense - Swartz was $266,126, $4,890 more than the $261,236 amount at December 31, 2002. The Company had an agreement with Swartz Private Equity, LLC (Swartz) to provide certain funding to the Company. If the Company did not meet certain requirements it was subject to a penalty of up to $100,000 for each six-month period. During 2002, the Company computed $400,000 in penalties, of which $200,000 were waived by Swartz. During 2003, the Company computed $200,000 in penalties and $300,000 in penalties were waived by Swartz which resulted in a $100,000 accrued commitment penalty at December 31, 2003. The commitment penalty expense in 2003 also includes a $66,126 expense to modify some of the Swartz warrants (see below).

During 2002, the Company issued 299,284 of warrants to purchase common stock in accordance with the agreement with an exercise price of $0.29 and an expiration date of December 31, 2007 and these warrants were valued at $102,555. This brought a total warrants issued and outstanding to Swartz of 541,558. During 2003, the Company and Swartz entered into an amendment that extended the terms of each of the 541,558 warrants by two additional years. On October 22, 2003, Swartz exercised all of the 541,558 warrants in a cashless exercise transaction which resulted in Swartz being entitled to receive 379,907 shares of the Company's common stock.

On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to issue the 379,907 shares of common stock from the cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, Swartz retained the 100,000 shares of stock that had been issued during 2002 per the initial agreement and the investment agreement between the Company and Swartz was terminated. During February 2004, the Company issued the 379,907 shares of common stock.

Impairment Loss
---------------
At December 31, 2003, the Impairment Loss was $270,355 compared to $250,000 for the same term in 2002, an increase of $20,355.

Prior to 2003, the Company incurred costs totaling $520,355 for the development of a second LED Truck to be used to generate LED Truck rental revenues. The development of this second truck experienced technical problems and delays resulting in cost increases. At December 31, 2003, the Company had not taken possession of that truck as the truck did not meet the specifications the Company required, thus the truck had not been placed into service and accordingly, no depreciation has been taken on that truck. During 2002, management evaluated the recovery of the recorded value of this truck and determined there was an impairment loss of $250,000 that was recorded in 2002. Management is currently in a dispute with the LED truck vendor and since the outcome is unknown as to whether the Company will receive the truck or any monetary recovery from the vendor, the Company wrote off the remaining balance and recorded an impairment loss of $270,355 during 2003.

Total Operating Expenses
------------------------
Total Operating Expenses decreased by $266,121 from the year-end of 2002 ($3,729,877) compared to $3,463,756 at December 31, 2003. This decrease is, in large part, the result of the

$349,549 decrease in SG&A expenses as noted above which is caused by redirecting the Company toward OnScreen(TM).

Loss From Operations
--------------------
Loss From Operations at December 31, 2003 was $3,280,143 compared to $3,301,702 for the same period of 2002, a $21,559 decrease (1%). This loss is a direct function of Gross Profit and Total Operating Expenses as detailed above.

Other Income
------------
Other Income declined by $12,602 when comparing the $61,800 amount at December 31, 2002 to $49,198 for December 31, 2003. This consists primarily of $29,670 of sublease income from the Company's renting to an affiliate and $19,529 from a non-affiliate. For year-end 2002 the Other Income was primarily from the same parties.

Settlement Gain (Loss), Net
---------------------------
At year-end 2003 the Company recognized a Settlement Gain of $314,193 and a Settlement loss of $248,206 for a net Settlement Gain of $65,987. The Settlement Gain in 2003 relates primarily to a waiver by Swartz Private Equity in 2003 of $300,000 in accrued penalties. Settlement Gain increased by 8% ($4,923) from the 2002 year-end ($61,064) compared to $65,987 for the period ending 2003. Settlement Losses reflect the various issuances of capital stock as settlements of debt or accrued obligations or other matters where the value of the stock exceeded the recorded obligation.

Interest Expense
----------------
Interest Expense for 2003-year end was $273,549 compared to $264,922 at December 31, 2002, an increase of $8,627 (3%). For both years this expense relates to interest on loans and notes and the value of options issued under default provisions of certain notes.

In 2001 the Company borrowed $250,000 and agreed to pay 5% per annum interest. The lenders had a right to purchase 25,000 of common shares for each month during 2002 and 2003 because the Company was in default on the notes during these years. During 2002, the Company granted 300,000 warrants under the default provisions that were valued at $85,002 and charged to interest. All of these warrants were exercised as of December 31, 2002. During 2003 the Company granted 300,000 warrants under the default provisions of the notes that were valued at $122,500 and charged to interest expense. All of these warrants were exercised as of December 31, 2003. These notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock.

The Company had loans payable including accrued interest to its President/CEO totaling $303,657 at December 31, 2002. During 2003, the Company recorded interest expense of $16,435, made loan payments of $4,371 and converted the total loan and accrued interest total of $315,721 to Series A Convertible preferred Stock during 2003.

A creditor alleged that he holds a convertible promissory note for $234,869 at 8% interest accruing from August 1999. It is the position of the Company that the note is not valid; however, as a contingency, the Company recorded interest expense of $24,301 and $53,897 in 2003 and 2002, and has a total of $328,058 in accrued expenses at December 31, 2003 relating to this matter. On February 5, 2004, the Company satisfied this alleged debt with 60,000 shares of the Company's common stock and will record a settlement gain of $275,860 in February 2004.

Total Other Expenses, Net
-------------------------
The Total Other Expenses, Net for yearend 2003 was $158,364 compared to $142,058 at year-end 2002, an increase of $16,306 (11%). As noted above, the $12,602 decrease in Other Income exceeded by $7,699 the $4,923 Settlement Gain. This $12,602 decrease together with the $8,628 increase in Interest Expense comprises the 11% increase in Total Other Expenses, Net.

Net Loss
--------
The $5,253 Net Loss decrease from the yearend 2002 loss ($3,443,760) is less than 1%. Management feels that this nearly constant amount is indicative of overhead cost savings measures (See SG&A above) as a part of the revised Company business model.

Preferred Stock Dividends
-------------------------
In 2002, the Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock. The Series A Convertible Preferred stock is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis.

During 2003, the Company recorded $951,765 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price and the various preferred stock issuance dates, multiplied by the four-for-one conversion ratio (this intrinsic value is limited to the amount of the proceeds allocated to the preferred stock). For financial statement purposes, this $951,765 was recorded as a preferred stock dividend. The Company recorded Series A Convertible Preferred stock dividends of $102,835 during 2003.

Basic and Diluted Loss Per Common Share
---------------------------------------
In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic net loss per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss less preferred dividends by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2003 and 2002, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same as basic net loss per share as of December 31, 2003 and 2002. The following table summarizes the Company's common stock equivalents outstanding at December 31, 2003, which may dilute future earning per share.

         Convertible notes                              804,408
         Convertible preferred stock                  10,756,320
         Warrants and options                         15,990,000
         Contingently returnable shares                  200,000
                                                     -----------
                                                      27,750,728
                                                     ===========

TRENDS AND EVENTS

At the last quarter of 2003 the Company implemented a revised business plan that encompasses the divestment of the EyeCatcherPlus and mobile LED unit and the infusion of up to $7,537,500 operational capital; total company focus on the OnScreen(TM) technology; hiring and restructuring contracts relating to the President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technical Officer; reducing current debt by paying or converting debt to equity and the Company obtaining ownership of all OnScreen(TM) licensing rights. A great deal of time and effort has been invested by Company management in structuring this revised business plan. Because of the newness of this plan, there is not yet any evident trend relating to this business strategy. Although there is no real assurance that this revised business model will generate revenue, in the opinion of management, the cumulative effect of these revisions will reflect a positive trend in company revenues.

INFLATION

We believe that the impact of inflation and changing prices on our operations has been negligible.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements are attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to New Millennium Media International, Inc. during the period when this report was being prepared.

Changes in internal controls over financial reporting.
------------------------------------------------------
In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

         Name                 Age    Position
         ----------------     ---    ----------------------------------
         John Thatch          41     Chief Executive Officer, President
                                     and Director
         Mark R. Chandler     49     Chief Operating Officer and
                                     Chief Financial Officer
         Russell L. Wall      60     Director
         Jennifer Freeman     30     Corporate Secretary

Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that because of the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

John "JT" Thatch, President/CEO and Director
--------------------------------------------
Mr. Thatch, age 42 years, has served as, Chief Executive Officer, President and a Director of New Millennium Media International, Inc. since January 2000. His responsibility is to oversee all functions of the company, including day-to-day operations. Mr. Thatch was directly responsible for securing the OnScreen licensing rights for New Millennium and has been instrumental in securing talent and identifying opportunities associated with the technology. Mr. Thatch has over 15 years of entrepreneurial business experience that includes executive management positions in various companies that he has founded or managed. Mr. Thatch holds positions on various Boards ranging from private and public companies to non-profit organizations and is an active member of the CEO Council. Mr. Thatch attended Saint Petersburg College and holds a Bachelor of Arts Degree in Business Administration from Middleham University. He brings leadership, marketing and strong management skills to the company.

Mark R. Chandler, Chief Operating Officer and Chief Financial Officer
---------------------------------------------------------------------
Mark R. Chandler - Mr. Chandler joined NMMI in January 2004 after working 23 years with Sara Lee Corporation where he held several senior positions in finance, general management and operations. He most recently was the CEO of Business Development Europe and was a member of the Board of Directors of Sara Lee Apparel Europe. Previously, he was the Group Chief Financial Officer for the $2 billion European apparel group for Sara Lee and responsible for all financial and administrative activities, IT, and strategic planning. Additionally, he led the organization and launch of a new technological breakthrough product for the European apparel market. Mr. Chandler has extensive and diversified international experience in finance, IT, strategic planning and implementation, operations and general management, treasury, business development and corporate development including acquisitions and divestments. Mr. Chandler began his career with American Express as an internal consultant and held several financial positions with General Foods. He moved to Playtex, Inc. in 1980 and actively participated in two leverage buyouts prior to the company being sold to Sara Lee in 1991. Mr. Chandler holds a bachelor of arts degree in mathematics and economics from Whitman College in 1976 and a MBA in finance and marketing from Columbia University Graduate School of Business in 1978. Mr. Chandler is a member of the European Executive Council and is a Director of the non-profit Frontier Foundation.

Jennifer H. Freeman-Goggin, Corporate Secretary
-----------------------------------------------
Jennifer H. Freeman-Goggin has served as Corporate Secretary since August 7, 2001. During this time she has prepared, managed and maintained as permanent records of the corporation, all official corporate minutes (shareholder and board of directors meetings), official corporate records and contracts as well as additional corporate secretarial duties customarily performed by corporate secretaries and as authorized by the corporate by-laws. Ms. Freeman-Goggin has 6 years of corporate management experience and three years of college level business management education.

Russell L. Wall, Director
-------------------------
Mr. Wall was appointed to the Board of Directors in November 2003. He also serves as Chairman of the Audit Committee. Mr. Wall holds a Bachelor of Science degree in Engineering from Iowa State University, a MBA degree in finance/marketing from University of Santa Clara and a Chartered Financial Analyst designation. Prior to his retirement in 2000, Mr. Wall was Chief Financial Officer for 12 years which was a publicly traded company. His responsibilities included financial/accounting management, internal and external financial reporting, strategic planning and other operational duties. Mr. Wall brings 5 years experience in the financial securities industry as a consultant and portfolio manager with a Wall Street and a private investment management firm. He also brings 10 years Fortune 100 company experience in the engineering and construction industry with assignments as Analysis and Development Engineer, Planning and Control Manager and Project Manager.

Steven Velte, Director of Research and Development and Chief Technology Officer
--------------------------------------------------------------------------------
Mr. Velte spent 18 years with Hewlett-Packard and the HP spin-off, Agilent Technologies. He provided first customer market placement and design input for a variety of technologies including state-of-the-art Remote Fiber Test Systems deployed in the 1996 Atlanta Olympics, PC- based instrumentation and Hewlett-Packard's "acceSS7" system. With Mr. Velte as a key team leader, "acceSS7" system sales grew from zero to over $1 billion of installed base. For Agilent, Mr. Velte also spearheaded a variety of global partnering arrangements with companies providing leading edge solutions for telecommunications fraud and advanced telecom billing. He has been personally recognized by the CEO of Agilent for his contributions as an editor to the widely respected Telecommunications News and the creation of the first worldwide "acceSS7" User's Conference. Mr. Velte personally holds two US patents and received his electrical engineering degree from Virginia Polytchenic Institute in 1984.

AUDIT COMMITTEE

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company's accounts and financial reporting processes and audits of its financial statements. An independent member of the Board of Directors, Russell L. Wall, was appointed as the Audit Committee's chairman. The Audit Committee is one of the three elements of financial reporting, with the other two being the CFO and the independent auditor. The Audit Committee's role includes oversight of the independent auditor, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

ITEM 10.  EXECUTIVE COMPENSATION

The following table lists the cash remuneration paid or accrued during 2001, 2002 and 2003 to our officers, executives and directors who received compensation of $100,000 or more in 2001, 2002 and 2003.

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                            Annual Compensation                      Awards              Payouts
--------------------------------------------------------------------------------------------------------------------
      (a)       (b)     (c)       (d)          (e)             (f)            (g)          (h)           (i)
--------------------------------------------------------------------------------------------------------------------
                                                                          Securities
   Name and                                                 Restricted    Underlying      LTIP
   Principle          Salary     Bonus     Other Annual        Stock     Options/SARs    Payouts      All Other
   Position    Year      ($)      ($)     Compensation($)    Award(s)         (#)          ($)     Compensation ($)
--------------------------------------------------------------------------------------------------------------------
 John Thatch,  2003   140,000                  10,000        311,777
   Pres./CEO   2002   120,000                  10,000        156,706
               2001   120,000     none         10,000        825,000          none        none          none
--------------------------------------------------------------------------------------------------------------------

Director Compensation
---------------------
Other than as noted below, no Director is compensated for the performance of duties in that capacity or for his/her attendance at Director meetings. In November 2003 Russell L. Wall was appointed to the Board of Directors. In February 2004 he received a director fee of a 3 year warrant for the purchase of 100,000 common shares at a per share price of $0.25.

EMPLOYMENT AGREEMENTS

President
---------
In November 1999, the Company executed a three-year employment agreement with its president that was amended on June 2000. The agreement provides for a base salary of $140,000 in year one and $120,000 per year in years two and three, a non-accountable expense allowance of $10,000 per year, a stock issuance equal to 10% of the outstanding common shares, and discretionary incentive compensation payments. It also provided that the President/CEO would receive incentive compensation payments which are not less than the highest such payments provided to any other senior executive of the Company. This agreement was renewed in late 2002 for another three-year term with the same provisions expiring December 31, 2005.

On February 3, 2004, a Second Addendum to the Employment Agreement was entered into pursuant to which the Company agreed to cap Mr. Thatch's entitlement to shares of common stock at 3,000,000 and pay him 1% of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) technology, provided that the Company consummates the Private Placement in its entirety and receives the portion of the Unit purchase price to which it is entitled. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the Director of Research and Development's salary is $150,000). The President will receive $120,000 in cash and the remaining $30,000 will be accrued.

Chief Operating Officer and Chief Financial Officer
---------------------------------------------------
On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Operating Officer and Chief Financial Officer. The terms of this agreement are as follows: i) Base salary of $120,000 during 2004, $150,000 during 2005 and $180,000 during 2006, ii) a sign-on bonus for $10,000 payable before March 31, 2004 and eligible for the bonus plan as set up by the Company, iii) receive 120,000 shares of Series A convertible preferred stock for each period of June 2004, January 2005 and June 2005 and iv) receive a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 which expires on November 30, 2006. In the event of a change of control, the Series A Convertible Preferred stock shall immediately accelerate and be issued within 30 days of written notice from the employee.

Director of Research and Development and Chief Technology Officer
-----------------------------------------------------------------
In May 2003, the Company executed a six-month employment agreement (the "Agreement") with the Director of Research and Development. The employee's compensation was for $10,000 per month accrued but deferred until such time the Company's technical division has sufficient cash on hand to pay the salary. At the employee's option, such accrued salary may be converted to common or preferred shares of the Company at the current bid price. In addition, the employee is granted, upon execution of the employment agreement, three-year warrants for 500,000 shares of the Company's common stock at an exercise price of $0.25 per share; three-year warrants for 750,000 shares at $0.35 per share upon completion of Phase II prototype as defined in the Agreement; three-year warrants for 500,000 shares at $0.40 per share upon receipt by the Company of any Next Stage OnScreen funding in excess of $150,000 as defined in the Agreement and three-year warrants for 250,000 shares at $0.50 per share upon receipt by the Company of payment for commercial orders in excess of $200,000.

During 2003, the Company issued 1,750,000 of the warrants in accordance with the Director of Research and Development's agreement. The remaining 250,000 warrants were not issued at December 31, 2003, as the criteria for the shares to be issued had not been met. The expense relating to the warrant to purchase 500,000 shares of common stock was recognized over the six-month agreement term and the warrant to purchase 1,250,000 of common stock was recognized at the time the related milestones were met.

On February 5, 2004, the above agreement was extended with an effective date of November 1, 2003 for a three-year term. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. This employee has a right to 450,000 shares of the Company's common stock, these shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this filing by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of filing this document have been included in the table.

Beneficial Interest Table
-------------------------

----------------------------------------------------------------------------------------------------------------------
                                                         Series A Convertible     Series B Convertible
                                      Common Stock          Preferred Stock         Preferred Stock
                               -----------------------------------------------------------------------    Percent of
   Name and address of                       Percent of             Percent of              Percent of    all Voting
   Beneficial Owner(1)           Number       Class(2)    Number     Class(3)    Number      Class(4)    Securities(5)
----------------------------------------------------------------------------------------------------------------------
Brad Hallock (6)               5,260,000       18.99%         --          --      9,421       36.53%      25.67%
Makena Ventures, LLC           2,260,000        8.16%         --          --      4,048       16.87%      11.60%
Excipio Group, S.A. (7)        2,480,000        8.83%         --          --      2,150        8.70%       8.34%
Helen Duewel (8)                 900,000        3.21%         --          --      1,613        6.57%       4.55%
Sid Ferris (8)                 1,500,000        5.32%         --          --      2,687       10.79%       7.50%
Sid Ferris/Helen Duewel (8)    2,400,000        8.42%                             4,300       16.91%      11.83%
Shelton Washburn (9)           1,250,000        4.45%         --          --      2,240        9.06%       6.29%
Steve Velte (10)               2,200,000        7.36%    250,782        9.29%        --          --        4.33%
Steven S. Hallock (11)           800,000        2.87%         --          --      1,432        5.88%       4.06%
John Thatch                    3,000,000       10.22%    315,721       11.69%        --          --        5.91%
Mark Chandler (12)               366,667        1.32%    418,726       15.51%        --          --        1.44%
William F. Ryan (13)                  --          --     424,276       15.71%        --          --         *
Florence H. Ganson Trust              --          --     300,631       11.13%        --          --         *
Russell Wall (14)                280,000        1.01%         --          --         --          --         *
Maryatha Miller                       --          --     210,000        7.78%        --          --         *
Richard S. Kearney                    --          --     150,000        5.55%        --          --         *

Officers, Directors,
Executives as a group          5,846,667       18.41%    985,229       36.48%        --          --       11.69%


* Less than 1 percent

(1) Except as otherwise indicated, the address of each beneficial owner is c/o New Millennium Media International, Inc., 200 9th Avenue North, Suite 200, Safety Harbor, Florida 34695.

(2) Calculated on the basis of 27,699,683 shares of common stock issued and outstanding as of February 17, 2004 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock and Series B Preferred Stock.

(3) Calculated on the basis of 2,700,580 shares of Series A Preferred Stock issued and outstanding as of February 17, 2004.

(4) Calculated on the basis of 24,000 shares of Series B Preferred Stock issued and outstanding as of February 17, 2004.

(5) Calculated on the basis of an aggregate of 27,699,683 shares of common stock with one vote per share, 2,700,580 shares of Series A Preferred Stock with one vote per share, and 24,000 shares of Series B Preferred Stock with 1,000 votes per share, issued and outstanding as of February 17, 2004, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.

(6) Includes direct entitlement and third party management shares. Mr. Brad Hallock has the right to acquire 1,000,000 common shares pursuant to a warrant and 1,791 Series B Convertible Preferred stock shares pursuant to exercising the above warrant. As co-manager of Makena Ventures, LLC, Mr. Brad Hallock's common stock shares include 2,260,000 shares owned by Makena Ventures, LLC and the Series B Convertible Preferred shares include 4,048 shares owned by Makena Ventures, LLC.

(7) Includes 400,000 common stock shares Excipio Group S.A. has a right to acquire pursuant to exercising a warrant and 717 Series B preferred stock shares Excipio Group S.A. has a right to acquire pursuant to exercising the above warrant.

(8) Mr. Ferris owns 1,000,000 shares of common stock and his wife, Ms Duewel owns 600,000 shares of common stock. Includes 500,000 common shares Mr. Ferris has the right to acquire pursuant to a warrant and 896 Series B convertible preferred stock shares Mr. Ferris has a right to acquire pursuant to exercising his warrant. Includes 300,000 common shares Ms. Duewel has the right to acquire pursuant to a warrant and 538 Series B convertible preferred stock shares Ms. Duewel has a right to acquire pursuant to exercising her warrant.

(9) Includes 400,000 common shares Mr. Washburn has the right to acquire pursuant to a warrant and 717 Series B preferred stock shares Mr. Washburn has a right to acquire pursuant to exercising the above warrant.

(10) Includes direct entitlement and third party management shares Mr. Velte has the right to acquire through warrants 1,750,000 common stock shares and 450,000 shares of common stock pursuant to his employment agreement. The Series A Convertible Preferred shares include 99,604 shares owned by RSV Productions, LLC and 101,178 shares owned by Fusion Three, LLC.

(11) Includes 200,000 common shares Mr. Steven Hallock has the right to acquire pursuant to a warrant and 358 Series B preferred stock shares Mr. Steven Hallock has a right to acquire pursuant to exercising the above warrant.

(12) Includes 100,000 common shares Mr. Chandler has the right to acquire pursuant to a warrant.

(13) Includes 101,178 Series A shares owned by Fusion Three, LLC and 210,667 shares owned by Ryan Family Partners, LLC.

(14) Includes 100,000 shares Mr. Wall has the right to purchase pursuant to a warrant.

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

We have entered into employment agreements with all of our senior management. These employment contracts include provisions for the issuance of Common and Series A Convertible Preferred shares as well as incremental salary increases. For description of these employment agreements and related rights to our stock options, see above Item 10, Executive Compensation, Employment Agreements.

In consideration for serving on our Board of Directors, on February 10, 2004 the Company issued to Russell L. Wall a warrant to purchase 100,000 common shares within 3 years at a per share price of $0.25.

ITEM 13.  EXHIBITS AND REPORTS

Indemnification of Directors and Officers
-----------------------------------------
The Colorado General Corporation Act provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company's bylaws incorporate the statutory form of indemnification by specific reference. The Company has never acquired or applied for any policy of directors' and officers' liability insurance as a means of offsetting its obligation for indemnity.

Reports to Shareholders
-----------------------
We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements. We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-KSB as well as quarterly reports under Form 10-QSB. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is http://www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases and summary financial data. The address of that site is http://www.nmmimedia.com.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of December 31, 2003 and for the years ended December 31, 2003 and 2002, have been audited by Salberg & Company, P.A., Boca Raton, Florida, independent auditors, as described in its reports with respect thereto.

The following list sets forth a brief description of each of the Company's financial statements and exhibits being filed as a part of this Form 10-KSB, as well as the page number on which each statement or exhibit commences:

Audited Fiscal Year End December 31, 2003

         Index to Financial Statements                        F-2

         Independent Auditor's Report - Salberg               F-3
         and Company, P.A.

         Balance Sheet, December 31, 2003                     F-4

         Statements of Operations for
         the years ended December 31, 2003
         and 2002                                             F-5

         Statements of Shareholder's Deficiency
         Years ended December 31,
         2003 and 2002                                        F-6

         Statements of Cash Flows for the years
         ended December 31, 2003 and 2002                     F-8

         Notes to Financial Statements                        F-10

(a)      Exhibits

Exhibit No.       Description
-----------       -----------

3.1*              Amended Articles of Incorporation of the Company.

3.2*              Bylaws of the Company.

3.3** Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.4** Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5**             Amendment to Restated Articles of Incorporation, filed
                  December 23, 2003.

3.6** Articles of Amendment to Certificate of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.

4.1* Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.

4.2* Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.

4.3* Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.

4.4* Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.

4.5* Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.

10.1** Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.

10.2** Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.

10.3** Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.

10.4** Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.

10.5** Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.

10.6**            First Amendment to Contract and License Agreement, dated
                  February 3, 2004.

10.7**            Employment Agreement between the Registrant and Mark R.
                  Chandler, COO/CFO, dated December 16, 2003.

10.8**            Employment Agreement between the Registrant and Stephen K.
                  Velte, CTO dated November 7, 2003.

10.9**            Reserved.

10.10*** Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated December 22, 2003.

10.11** Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12**           Addendum to Lease Agreement dated February 1, 2004.

10.13**           Reserved.

10.14**           Reserved.

10.15** Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 12, 2003.

10.16** Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

31** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99**              Senior Financial Officers Code of Ethics.

* Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.

**  Filed herewith.

*** Incorporated by reference to our Current Report on Form S-8 filed with the Commission on January 15, 2004.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 15, 2004 in connection with the execution of a Consulting Services Agreement with David Coloris and Excipio Group, S.A.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors
------------------------
Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2003, have been audited by Salberg & Company, P.A., Boca Raton, Florida, independent auditors. Salberg & Company, P.A. billed the Company an aggregate of $52,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003. Salberg & Company, P.A. billed the Company an aggregate of $49,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2002 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2002.
The Company paid these sums.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

New Millennium Media International, Inc.

         Name                               Title                  Date
         ----                               -----                  ----

/s/ John "JT" Thatch               CEO/President/Director     April 14, 2004
-------------------------
    John "JT" Thatch

/s/ Mark R. Chandler               COO/CFO                    April 14, 2004
-------------------------
    Mark R. Chandler

/s/ Russell L. Wall                Director/Audit Committee   April 14, 2004
-------------------------
    Russell L. Wall

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                    New Millennium Media International, Inc.

                                    Contents

                                                                         Page
                                                                       --------
Independent Auditors' Report                                              F-3

Balance Sheet                                                             F-4

Statements of Operations                                                  F-5

Statement of Changes in Stockholders' Deficiency                        F-6-F-7

Statements of Cash Flows                                                F-8-F-9

Notes to Financial Statements                                          F-10-F-35

                          Independent Auditors' Report


To the Board of Directors of:
   New Millennium Media International, Inc.


We have audited the accompanying balance sheet of New Millennium Media International, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of New Millennium Media International, Inc. as of December 31, 2003, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $3,438,507 in 2003, an accumulated deficit of $11,408,933 at December 31, 2003; cash used in operations in 2003 of $1,253,958, and a working capital deficit of $689,270 at December 31, 2003. In addition, the Company is in default on certain promissory notes at December 31, 2003. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 24, 2004

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                                             1,323,923
Accounts receivable, net of allowance for doubtful accounts of $149,907                   4,584
                                                                                   ------------
TOTAL CURRENT ASSETS                                                                  1,328,507

PROPERTY AND EQUIPMENT, NET                                                             569,711
                                                                                   ------------
OTHER ASSETS
Due from affiliate                                                                        3,646
Deposits                                                                                 21,276
                                                                                   ------------
TOTAL OTHER ASSETS                                                                       24,922
                                                                                   ------------
TOTAL ASSETS                                                                          1,923,140
                                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
Notes and loans payable                                                                 537,979
Accounts payable                                                                        366,866
Royalties payable                                                                        52,501
Preferred stock dividends payable                                                        65,325
Settlement payable                                                                       56,250
Accrued expenses                                                                        413,929
Accrued compensation                                                                    216,689
Deferred revenues                                                                        58,238
Deferred gain on sale of future revenues                                                150,000
Accrued commitment penalty                                                              100,000
                                                                                   ------------
TOTAL CURRENT LIABILITIES                                                             2,017,777
                                                                                   ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
     Series A, Preferred stock, 5,000,000 shares authorized,
          2,639,080 shares issued and outstanding at December 31, 2003;
          liquidation preference of $2,639,080 at December 31, 2003                       2,639
     Convertible Series B preferred stock, 30,000 shares authorized, no shares issued and outstanding, liquidation preference of $240
          per share                                                                          --
Preferred stock issuable, at par value (50,000 shares)                                       50
Common stock, par value $0.001; 150,000,000 shares authorized,
     13,589,776 shares issued and outstanding at December 31, 2003                       13,590
Common stock issuable, at par value.  (8,199,907 shares)                                  8,200
Additional paid-in capital                                                           13,125,449
Accumulated deficit                                                                 (11,408,933)
                                                                                   ------------
                                                                                      1,740,995
Less deferred consulting expense                                                     (1,418,307)
Less subscriptions receivable                                                          (417,325)
                                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                          (94,637)
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        1,923,140
                                                                                   ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003             2002
                                                       ------------     ------------
REVENUES                                               $    308,634     $    615,475

COST OF REVENUES                                            125,021          187,300
                                                       ------------     ------------

GROSS PROFIT                                                183,613          428,175

OPERATING EXPENSES

Selling, general and administrative                       2,788,608        3,138,157
Bad debt                                                    138,667           80,484
Commitment penalty and warrant modification expense         266,126          261,236
Impairment loss                                             270,355          250,000
                                                       ------------     ------------
TOTAL OPERATING EXPENSES                                  3,463,756        3,729,877
                                                       ------------     ------------
Loss from operations                                     (3,280,143)      (3,301,702)
                                                       ------------     ------------
OTHER INCOME (EXPENSE)

Other income                                                 49,198           61,800
Settlement gain (loss), net                                  65,987           61,064
Interest expense                                           (273,549)        (264,922)
                                                       ------------     ------------
TOTAL OTHER EXPENSES, NET                                  (158,364)        (142,058)
                                                       ------------     ------------
NET LOSS                                                 (3,438,507)      (3,443,760)

Preferred stock dividends                                (1,054,600)              --
                                                       ------------     ------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS              $ (4,493,107)    $ (3,443,760)
                                                       ============     ============
Basic and diluted loss per common share:               $      (0.37)    $      (0.39)
                                                       ============     ============
Weighted average common shares outstanding               12,087,148        8,848,176
                                                       ============     ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       PREFERRED STOCK                   COMMON STOCK
                                                        AND PREFERRED                     AND COMMON             ADDITIONAL
                                                        STOCK ISSUABLE                  STOCK ISSUABLE             PAID-IN
                                                    SHARES          AMOUNT          SHARES          AMOUNT         CAPITAL
                                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001                                 --              --       7,610,047           7,610       3,598,828
  Common stock issued for cash                             --              --         346,667             347         139,653
  Common stock issued for services of
     non-employees                                         --              --         730,292             730         275,989
  Common stock issued for services of officer              --              --         505,502             506         130,925
  Common stock issued as settlement                        --              --          65,000              65          45,435
  Common stock issued as debt settlement                   --              --         570,000             570         230,630
  Common stock issued as a forbearance                     --              --         100,000             100          93,900
  Common stock issued to purchase equipment                --              --           1,000               1             399
  Common stock issuable as loan fee                        --              --           1,000               1           1,249
  Common stock options exercised under
     promissory notes                                      --              --         325,000             325           7,800
  Amortization of deferred consulting                      --              --              --              --              --
  Payment on subscription receivable with
     services rendered                                     --              --              --              --              --
  Cumulative subscriptions due on
     warrant exercise                                      --              --              --              --              --
  Preferred stock issuable in exchange
     for debt                                          12,173              12              --              --          42,344
  Warrants granted and price reset pursuant
     to investment agreement                               --              --              --              --          61,235
  Warrants granted for services                            --              --              --              --         388,275
  Warrants granted under default provisions
     of promissory notes                                   --              --              --              --          85,002
  Net loss for the year ended
     December 31, 2002                                     --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002                             12,173              12      10,254,508          10,255       5,101,664
  Warrants granted for services including
     offering costs                                        --              --              --              --         766,509
  Warrants granted for settlement                          --              --              --              --          41,070
  Warrants extension and price reset pursuant
     to investment agreement                               --              --              --              --          66,126
  Warrants granted under default provisions
     of promissory notes                                   --              --              --              --         122,500
  Options granted to employee for services                 --              --              --              --         295,500
  Common stock to be issued for cashless
     exercise of options                                   --              --         379,907             380            (380)
  Common stock issued for exercise of options
     issued to promissory note holders                     --              --         300,000             300           7,200
  Common stock issued and issuable
     for services                                          --              --       2,306,748           2,307       1,513,947
  Common stock issued for services and
     accrued services of employees                         --              --         310,640             310         121,802
  Common stock issued as debt settlement                   --              --         537,880             538         286,657
  Common stock subscribed                                  --              --       1,000,000           1,000         249,000
  Common stock issuable for cash under
     offering                                              --              --       6,700,000           6,700       1,668,300
  Offering costs of private placement                      --              --              --              --        (770,920)
  Preferred stock issued for services
     of employees                                      50,000              50              --              --          49,950
  Preferred stock issued for payment of
     Series A dividends                                29,976              30              --              --          29,946
  Preferred stock issued for cash                   1,195,000           1,195              --              --       1,193,805
  Preferred stock issued for accrued services          37,500              38              --              --          37,462
  Preferred stock issuable for subscription            50,000              50              --              --          49,950
  Preferred stock issued for notes payable          1,225,089           1,225              --              --       1,213,863
  Preferred stock issued for settlement of
     accounts payable                                  89,342              89              --              --          89,253
  Preferred stock dividends, $0.10 per share               --              --              --              --              --
  Preferred stock dividend resulting from
     intrinsic value of convertible
     preferred stock                                       --              --              --              --         951,765
  Settlement gain with related party                       --              --              --              --          40,480
  Amortization of deferred consulting                      --              --              --              --              --
  Net loss of the year ended
     December 31, 2003                                     --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003                          2,689,080           2,689      21,789,683          21,790      13,125,449
                                                 ============    ============    ============    ============    ============

(CONTINUED)

(CONTINUED)

                                                                                                                         TOTAL
                                                                  ACCUMULATED       DEFERRED      SUBSCRIPTIONS      STOCKHOLDERS'
                                                                    DEFICIT        CONSULTING       RECEIVABLE        DEFICIENCY
                                                                 ------------     ------------     ------------     ------------
                                                                   (3,472,066)        (149,954)        (333,375)        (348,957)

Common stock issued for cash                                               --               --               --          140,000
Common stock issued for services of non-employees                          --               --               --          276,719
Common stock issued for services of officer                                --               --               --          131,431
Common stock issued as settlement                                          --               --               --           45,500
Common stock issued as debt settlement                                     --               --               --          231,200
Common stock issued as a forbearance                                       --               --               --           94,000
Common stock issued to purchase equipment                                  --               --               --              400
Common stock issuable as loan fee                                          --               --               --            1,250
Common stock options exercised under promissory notes                      --               --               --            8,125
Amortization of deferred consulting                                        --          105,850               --          105,850
Payment on subscription receivable with services rendered                  --               --          333,375          333,375
Cumulative subscriptions due on warrant exercise                           --               --          (10,075)         (10,075)
Preferred stock issuable in exchange for debt                              --               --               --           42,356
Warrants granted and price reset pursuant to investment
agreement                                                                  --               --               --           61,235
Warrants granted for services                                              --               --               --          388,275
Warrants granted under default provisions of promissory notes              --               --               --           85,002
Net loss for the year ended December 31, 2002                      (3,443,760)              --               --       (3,443,760)
                                                                 ------------     ------------     ------------     ------------
                                                                   (6,915,826)         (44,104)         (10,075)      (1,858,074)
Warrants granted for services including offering costs                     --         (221,006)              --          545,503
Warrants granted for settlement                                            --               --               --           41,070
Warrants extension and price reset pursuant to investment
agreement                                                                  --               --               --           66,126
Warrants granted under default provisions of promissory notes              --               --               --          122,500
Options granted to employee for services                                   --          (11,667)              --          283,833
Common stock to be issued for cashless exercise of options                 --               --               --
Common stock issued for exercise of options issued to
promissory note holders                                                    --               --           (7,250)             250
Common stock issued and issuable for services                              --       (1,342,419)              --          173,835
Common stock issued for services and accrued services of
employees                                                                  --               --               --          122,112
Common stock issued as debt settlement                                     --               --               --          287,195
Common stock subscribed                                                    --               --         (250,000)              --
Common stock issuable for cash under offering                              --               --         (100,000)       1,575,000
Offering costs of private placement                                        --               --               --         (770,920)
Preferred stock issued for services of employees                           --               --               --           50,000
Preferred stock issued for payment of Series A dividends                   --               --               --           29,976
Preferred stock issued for cash                                            --               --               --        1,195,000
Preferred stock issued for accrued services                                --               --               --           37,500
Preferred stock issuable for subscription                                  --               --          (50,000)              --
Preferred stock issued for notes payable                                   --               --               --        1,215,088
Preferred stock issued for settlement of accounts payable                  --               --               --           89,342
Preferred stock dividends, $0.10 per share                           (102,835)              --               --         (102,835)
Preferred stock dividend resulting from intrinsic value of
convertible preferred stock                                          (951,765)              --               --               --
Settlement gain with related party                                         --               --               --           40,480
Amortization of deferred consulting                                        --          200,889               --          200,889
Net loss of the year ended December 31, 2003                       (3,438,507)              --               --       (3,438,507)
                                                                 ------------     ------------     ------------     ------------
                                                                  (11,408,933)      (1,418,307)        (417,325)         (94,637)
                                                                 ============     ============     ============     ============

             See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                            2003             2002
                                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                $ (3,438,507)    $ (3,443,760)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock, warrants and notes issued for compensation and services                          686,307        1,216,811
     Stock based settlement gain (loss), net                                                 234,013          (61,064)
     Non-cash interest expense for stock issued to note holders that were in default         122,500           85,002
     Non-cash interest expense                                                                96,499           22,427
     Non-cash interest expense - related party                                                16,435           22,026
     Settlement gain on forgiveness of accrued penalties                                    (300,000)              --
     Amortization of deferred consulting                                                     200,889          105,850
     Provision for losses on accounts receivable                                             138,667           80,484
     Depreciation                                                                            175,192          173,874
     Impairment of long-lived assets                                                         270,355          250,000
     Loss on asset shrinkage                                                                  49,112               --
(INCREASE) DECREASE IN ASSETS:
     Accounts receivable                                                                    (142,245)         (58,095)
     Other receivables                                                                         2,891           (2,891)
     Due from affiliate                                                                       (3,646)
     Prepaid expenses                                                                             --           36,255
     Deferred royalty expense                                                                 75,000          (75,000)
     Deposits                                                                                     --            3,682
INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                                                          6,344          440,403
     Royalties payable                                                                       106,701           69,424
     Accrued expenses                                                                         83,222           58,370
     Accrued compensation                                                                    178,184          154,250
     Customer deposits                                                                       (28,500)          28,500
     Deferred revenues                                                                        16,629          (98,954)
     Accrued commitment penalty                                                              200,000          200,000
     Deferred gain on sale of future revenues                                                     --          150,000
                                                                                        ------------     ------------
             NET CASH USED IN OPERATING ACTIVITIES                                        (1,253,958)        (642,406)
                                                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                           --          (27,320)
     Proceeds from sale of property and equipment                                              1,500               --
                                                                                        ------------     ------------
             NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                               1,500          (27,320)
                                                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash preferred stock dividends paid                                                      (7,534)              --
     Proceeds from notes and loans payable                                                    38,423          497,197
     Proceeds from notes payable - related party                                             (11,343)              --
     Proceeds from issuance of common stock                                                1,345,500          141,625
     Proceeds from issuance of preferred stock - Series A                                  1,195,000               --
                                                                                        ------------     ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,560,046          638,822
                                                                                        ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $  1,307,588     $    (30,904)
Cash and Cash Equivalents at Beginning of Year                                                16,335           47,239
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  1,323,923     $     16,335
                                                                                        ============     ============

(continued)

(continued)

                                                                                            2003            2002
                                                                                        ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Approximate interest paid in cash                                                           --              --

      Income taxes paid                                                                           --              --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Debt settled with common stock                                                    $     74,553    $     30,904
                                                                                        ============    ============
      Subscription receivable paid with services                                        $         --    $    333,375
                                                                                        ============    ============
      Common stock paid for equipment (1,000 shares)                                    $         --    $        400
                                                                                        ============    ============
      Debt and accrued interest - related party settled with capital stock              $    305,721    $         --
                                                                                        ============    ============
      Debt and accrued interest settled with Series A preferred stock                   $    909,368    $         --
                                                                                        ============    ============
      Royalties paid with common stock                                                  $    138,124    $         --
                                                                                        ============    ============
      Series A dividends paid with preferred stock                                      $     29,976    $         --
                                                                                        ============    ============
      Series A dividends from intrinsic value                                           $    951,765    $         --
                                                                                        ============    ============
      Accounts payable settled with Series A preferred stock                            $     89,342    $         --
                                                                                        ============    ============
      Common stock issued for cashless exercise of warrants                             $        380    $         --
                                                                                        ============    ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


NOTE 1    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          New Millennium Media International, Inc. (the Company) upon successful completion of a working prototype of its proprietary technology OnScreen, is directing its focus from the EyeCatcherPlus and the traditional LED signage to the OnScreen technology. The Company is focused on commercializing its innovative technology to the world of visual communications. The Company concentrates on motion display advertising solutions and seeks to develop innovative approaches to motion advertising products and delivery systems. The Company's technology division is focused on the design, development, licensing and sale of LED video displays based on the OnScreen architecture.

          The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $3,438,507 and cash used in operations of $1,253,958 for the year ended December 31, 2003 and an accumulated deficit, stockholders' deficiency and working capital deficit of $11,408,933, $94,637 and $689,270, respectively, at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen product to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

          During February 2004, the Company received $2,848,000 of net proceeds related to the exercise of the $0.50 warrants from the 2003 private placement. The Company is working on raising additional capital for the commercialization of its OnScreen technology. If the Company can raise this additional capital, the Company believes it will have sufficient cash to meet its funding requirements to bring OnScreen technology into production at the end of 2004. The Company has experienced negative cash flows from operations and incurred large net losses in the past and there can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2003 and 2002 include estimates used to review the Company's long-lived assets for impairment, determine the Company's allowance for doubtful accounts and valuations of non-cash capital stock issuances.

          (B)  CASH AND CASH EQUIVALENTS

          For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          (C)  CONCENTRATION OF CREDIT RISK

          The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2003.

          (D)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at the lower of fair value or cost, less accumulated depreciation and amortization. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of five to seven years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

          (E)  LONG-LIVED ASSETS

          The Company periodically reviews its long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. See Note 3 for the impairment amounts that were recorded during 2003 and 2002.

          (F)  STOCK-BASED COMPENSATION

          For the stock options, warrants and stock issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company provides pro forma disclosures of net loss and pro forma loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation" - transition and disclosure, an amendment of SFAS No. 123.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          The following table illustrates the effect on net loss allocable to common stockholders and loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2003 and 2002:

                                                                  2003             2002
                                                          ------------     ------------
          Net Loss Available to Common Stockholders:
            Net loss available to common stockholders
            as reported                                   $ (4,493,107)    $ (3,443,760)
             Plus total stock-based employee
               compensation cost included in the net
               loss, net of related tax effects                295,500            1,000
            Less total stock-based employee
               compensation expenses determined under
               fair value based method for all awards,
               net of related tax effects                     (765,006)         (25,950)
                                                          ------------     ------------
            Pro forma net loss                            $ (4,962,613)    $ (3,468,710)
                                                          ============     ============

          Loss per share:
            As reported                                   $       0.37     $       0.39
                                                          ============     ============
            Pro forma                                     $       0.41     $       0.39
                                                          ============     ============

          See Note 7H, for additional disclosure and discussion of the Company's employee stock plan and activity.

          The Company accounts for services provided by non-employees who are issued equity instruments based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable on the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

          (G)  REVENUE RECOGNITION

          The Company operates as one segment. All internal analysis and financial reporting by management is performed as one segment. The Company's revenues are recognized as the services are completed. Deferred revenue represents the unearned portion of payments received in advance of services being completed and no additional performance is required by the Company. For all revenue types, recognition criteria also includes assessing whether pervasive evidence of an arrangement exits, the sales price is fixed or determinable, and collectability is reasonably assured.

          EyeCatcher Displays are placed in service for a fee and revenue is recognized over the placement period. On occasion, the EyeCatcher Displays are sold on a special order basis. Revenue and cost of revenue from these special order basis sales of the EyeCatcher Displays are recognized at the time the boards are shipped to the customer.

          Advertising revenue is recognized pro-rata over the term of the customer contract or arrangement and customer prepayments received are recorded as a deferred revenue liability until revenue is earned.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          Graphic arts revenue is recognized at the completion of services and no additional performance is required by the Company.

          LED Truck rental revenue is recognized pro-rata as earned over the rental period which generally does not exceed 14 days.

          Territory fees from exclusive distributors are recorded as a deferred revenue liability and then recognized over the term of the distributor contract.

          (H)  ADVERTISING

          In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $1,510 and $59,615, respectively.

          (I)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2003 and 2002 based on uncertainties concerning the Company's ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2003 and 2002. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

          (J)  LOSS PER SHARE

          In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic net loss per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss less preferred dividends by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2003 and 2002, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same as basic net loss per share as of December 31, 2003 and 2002. The following table summarizes

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          the Company's common stock equivalents outstanding at December 31, 2003 which may dilute future earning per share.

                 Convertible notes                     804,408
                 Convertible preferred stock        10,756,320
                 Warrants and options               15,990,000
                 Contingently returnable shares        200,000
                                                   -----------
                                                   $27,750,728
                                                   ===========

          (K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          The Company believes the carrying amounts of the short-term financial instruments, including accounts receivable, and current liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2003 due to the relatively short-term nature of these instruments.

          (L)  RECENT ACCOUNTING PRONOUNCEMENTS

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

          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its balance sheet and results of operations.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

NOTE 3    PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2003:

          Boards available for lease                           $   565,973
          LED truck                                                450,000
          Equipment                                                 55,783
          Graphic equipment                                         22,229
          Furniture & fixtures                                      19,034
          LED Truck (under construction), net of impairment             --
                                                               -----------
                                                                 1,113,019
          Less accumulated depreciation                           (543,308)
                                                               -----------
                                                               $   569,711
                                                               ===========

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $175,192 and $173,874, respectively.

During 2003, the Company wrote-off $103,000 of fixed assets and $54,000 of accumulated depreciation related to screens that could no longer be used or were no longer in the possession of the Company. The net impact of this write-off of $49,112 was included in cost of sales.

The first LED truck that the Company owned and is currently in use by the Company secures one of the Company's notes payable (See Note 5).

Prior to 2003, the Company incurred costs totaling $520,355 for the development of a second LED Truck to be used to generate LED Truck rental revenues. The development of this second truck experienced technical problems and delays resulting in cost increases. At December 31, 2003, the Company had not taken possession of that truck as the truck did not meet the specifications the Company required, thus the truck had not been placed into service and accordingly, no depreciation has been taken on that truck. During 2002, management evaluated the recovery of the recorded value of this truck and determined there was an impairment loss of $250,000 which was recorded in 2002. Management is currently in a dispute with the LED truck vendor and since the outcome is unknown as to whether the Company will receive the truck or any monetary recovery from the vendor, the Company wrote off the remaining balance and recorded an impairment loss of $270,355 during 2003.

NOTE 4   LICENSE AND ROYALTY AGREEMENTS

LICENSE 1
During 2001, the Company, under a license agreement, obtained an exclusive
--------------------------------------------------------------------------
license in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches. Under the agreement, the Company must pay 25% of revenues derived from the sale of products utilizing the patented technology. This agreement also had certain minimum payment requirements. The product was in R&D stages, and no product was available for marketing or sale during 2003; therefore the Company had to pay only the minimum royalty payments during 2002 and 2003. The Company paid the 2002 and 2003 minimum royalty payments totaling $150,000. The Company recorded royalty expense of $75,000 in each year of 2002 and 2003, included in selling, general and administrative in the statement of operations.

In order to satisfy the first two minimum royalty obligations of $150,000, during 2002, the Company sold a total of 11.25% of all rights, title and interest of the Company's license rights in its OnScreen large scale video display technology (OSD) to a third party in exchange for that third party paying the first $150,000 of royalties to the licensor above. This sale was treated for accounting purposes as a sale of future revenues in accordance with EITF 88-18, and the Company recorded a deferred gain liability of $150,000 as of December 31, 2002 to be recognized as revenues pro-rata over the term of the license. Since the Company has not received any revenues from this product, the $150,000 remains recorded as a deferred gain liability at December 31, 2003.

The first agreement for the sale of future royalties from this third party also contained a provision whereby this third party obtained a right of first refusal to participate in further cash advances to the licensor. In the second agreement, the third party also paid a $25,000 fee to the Company to convert the first right of refusal to an absolute right to participate. This fee was recorded as other income in 2002. The agreement also required the third party to loan the Company up to $200,000 bearing interest at 8% only when the loan is fully funded. $70,000 of the loan was funded during 2002 and was converted into Series A Preferred stock during September 2003 (see note 7).

On February 3, 2004, this third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments) (see Note 11 for the terms of this agreement).

Based upon agreements reached subsequent to year end, the Company paid $575,000 during the first quarter of 2004 for all remaining royalty payments due and for the licensor to convey to the Company its 25% royalty right in the OSD License Agreement (see Note 11). There are no more royalty payments owed to the licensor above and now the Company retains 100% exclusive license ownership of the OSD license and agreement (see Note 6B for certain revenue payments owed related to OSD.

SETTLEMENT OF LICENSE AGREEMENT OF EYE CATCHER PLUS BACK LIT DISPLAYS
---------------------------------------------------------------------

On October 31, 2003 ("Settlement Date") a settlement was reached relating to alleged royalties due. In accordance with this settlement, the Company issued 150,000 shares of its common stock on October 31, 2003 and during November 2003 paid the first of four $18,750 quarterly payments owed. The remaining $56,250 is recorded at December 31, 2003 as a settlement liability on the balance sheet. The next quarterly payment is due March 1, 2004. If any payment is not made on the scheduled date, the cash payment in total increases from $75,000 to $150,000 less amounts already paid. The 150,000 shares of the Company's common stock were

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


valued at the quoted trading price of $0.90, or $135,000, on the Settlement Date. The Company had accrued $156,875 in royalties payable as of the Settlement Date. Accordingly during the fourth quarter 2003, the Company recognized a settlement loss of $53,125.

NOTE 5    NOTES AND LOANS PAYABLE

Notes and loans payable including accrued interest consist of the following at December 31, 2003:

                                                                                     2003
                                                                                  -----------
$250,000 notes payable, with interest at 5% and rights to purchase 25,000         $   284,412
common shares @ $.025 per share each month while in default, in default at
December 31, 2003.

One note payable for a total of $22,000, with interest at 8%. Balance in
default at December 31, 2003.                                                           2,465

Note payable related party dated October 31, 2002, non-interest bearing, unsecured, due November 30, 2002, in default at December 31, 2003 50,000

$125,000 convertible note payable, with interest at 15%, secured by the LED board vehicle, convertible into common stock at $0.25 per share, matures April
15, 2004                                                                              201,102

                                                                                  ------------
                                                                                  $    537,979
                                                                                  ============

The note holders with an original principal of $250,000 had a right to purchase 25,000 of additional common shares for each month during 2003 since the Company was in default on these notes during 2003. The Company recorded the value of the right to buy the 300,000 shares of common stock using the Black-Scholes Options Pricing Model at $122,500. This amount was recorded as interest expense during 2003. These notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares were valued at $11,500 and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004. These note holders also received 50,000 shares of common stock in early 2004 as a result of these notes being in default during January and February 2004.

The note payable dated October 31, 2002, with a balance of $50,000, was paid in full during the first quarter of 2004.

The Company borrowed $55,000 during 2003 (which was converted to Series A convertible preferred stock during the year see Note 7A). The Company paid compensation and services of $63,245 with notes during 2003 of which $6,000 of the notes were paid in cash and the remainder was converted to Series A convertible preferred stock (see Note 7A). Also, during 2003, certain other note holders converted $1,112,844 to Series A convertible preferred stock (total of $1,225,089 converted to Series A convertible preferred stock during 2003) (see
Note 7A).

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


NOTE 6    COMMITMENTS AND CONTINGENCIES

          (A)  LEGAL MATTERS

          The Company may be involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company's business or its financial position or results of operations.

          (B)  ROYALTY AND LICENSE FEE AGREEMENTS

          Based upon agreements reached subsequent to year end, the Company paid $575,000 during the first quarter of 2004 ($52,501 was accrued for at December 31, 2003) for all remaining royalty fees owed on the OnScreen License Agreement due and for the licensor to convey to the Company its 25% royalty right in the OnScreen License Agreement (see Note 4 and Note 11).

          On February 3, 2004, this third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party (see Note 11).

          Certain licensing fees may be owed to the President/CEO based on his employment agreement dated February 3, 2004. See Note 11 below for a discussion of these potential royalty payments.

          (C)  CONSULTING AGREEMENTS

          The Company executed a one-year consulting agreement on October 10, 2003, whereby the consultant will provide investment advisory services to the Company. For these services, the consultant was granted 593,048 shares of the Company's common stock during 2003 and has a right to receive an additional 500,000 shares of the Company's common stock if the consultant raises $3,000,000 aggregate gross proceeds from the sale of notes or units on or before February 15, 2004. At December 31, 2003, the consultant had not met this milestone. Also, the consultant has a right to receive $7,500 per month over the term of this agreement after the consultant successfully raises a minimum of $1 million. The Company recognizes the $219,428 of consulting expense related to the 593,058 shares issued over the one-year contract period.

          The Company entered into a one-year consulting contract for certain financial and investor relations services. For these services, this consultant was granted 120,000 shares of the Company's common stock valued at $114,000 and $30,000 payable in six monthly installments of $5,000. The Company recognizes the $144,000 of consulting expense over the one-year term of this contract.

          On January 2, 2004, the Company entered into a two-year consulting agreement with an individual to perform various financial and administrative duties. This consultant will be paid $75,000 annually with a bonus of $25,000 worth of Company common stock which must be issued within two and one-half

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          months after the end of each year. (This individual was previously the Director of Operations and this consulting agreement replaced his employment agreement).

          On March 12, 2004, the Company committed to a contract of $15,800 for web site consulting.

          (D)  EMPLOYMENT AGREEMENTS

          PRESIDENT/CEO
          -------------

          In November 1999, the Company executed a three-year employment agreement with its President /CEO which was amended on June 2000. The agreement provides for a base salary of $140,000 in year one and $120,000 per year in years two and three, a non-accountable expense allowance of $10,000 per year, a stock issuance equal to 10% of the outstanding common shares, and discretionary incentive compensation payments. It also provided that the President/CEO would receive incentive compensation payments which are not less than the highest such payments provided to any other senior executive of the Company. This agreement was renewed in late 2002 for another three-year term with the same provisions expiring December 31, 2005.

          On February 3, 2004, an addendum was made to this employment agreement whereby the employee shall receive 3,000,000 shares of the Company's common stock and one percent of all revenue derived from any licensing fees received by the Company in connection with the OnScreen product. The right to these 3,000,000 shares replaced the employee's right to any additional shares under the November 1999 agreement. This addendum becomes effective upon the Company closing and receiving funds in full from the October 16, 2003 offering for $7,200,000 within the terms and conditions as stated in the offering memorandum. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the Director of Research and Development's salary is $150,000). The President will receive $120,000 in cash and the remaining $30,000 will be accrued.

          DIRECTOR OF RESEARCH AND DEVELOPMENT AND CHIEF TECHNOLOGY OFFICER
          -----------------------------------------------------------------

          In May 2003, the Company executed a six-month employment agreement (the "Agreement") with the Director of Research and Development. The employee's compensation was for $10,000 per month accrued but deferred until such time the Company's technical division has sufficient cash on hand to pay the salary. At the employee's option, such accrued salary may be converted to common or preferred shares of the Company at the current bid price. In addition, the employee is granted, upon execution of the employment agreement, three-year warrants for 500,000 shares of the Company's common stock at an exercise price of $0.25 per share; three-year warrants for 750,000 shares at $0.35 per share upon completion of Phase II prototype as defined in the Agreement; three-year warrants for 500,000 shares at $0.40 per share upon receipt by the Company of any Next Stage OnScreen funding in excess of $150,000 as defined in the Agreement and three-year warrants for 250,000 shares at $0.50 per share upon receipt by the Company of payment for commercial orders in excess of $200,000.

          During 2003, the Company issued 1,750,000 of the warrants in accordance with the Director of Research and Development's agreement. The remaining 250,000 warrants were not issued at

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          December 31, 2003 as the criteria for the shares to be issued had not been met. The expense relating to the warrant to purchase 500,000 shares of common stock was recognized over the six-month agreement term and the warrant to purchase 1,250,000 of common stock was recognized at the time the related milestones were met.

          On February 5, 2004, the above agreement was extended with an effective date of November 1, 2003 for a three-year term. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. This employee has a right to 450,000 shares of the Company's common stock, these shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006 (See Note 11).

          CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER
          ---------------------------------------------------

          On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Operating Officer and Chief Financial Officer. The terms of this agreement are as follows: i) Base salary of $120,000 during 2004, $150,000 during 2005 and $180,000 during 2006, ii) a sign-on bonus for $10,000 payable before March 31, 2004 and eligible for the bonus plan as set up by the Company, iii) receive 120,000 shares of Series A convertible preferred stock for each period of June 2004, January 2005 and June 2005 and iv) receive a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 which expires on November 30, 2006. In the event of a change of control, the Series A convertible preferred stock shall immediately accelerate and be issued within 30 days of written notice from the employee.

          (E)  LEASES

          The Company executed a non-cancelable 5-year office lease commencing May 1, 2001. With sixty days prior written notice, the Company has the right to renew this lease for an additional five years. The annual rent escalation is the greater of the CPI or 3%. Future minimum lease payments under this lease are as follows:

               Year Ending December 31,

                       2004                  $   114,000
                       2005                      116,000
                       2006                       39,000
                                             -----------
                                             $   269,000
                                             ===========

          Rental expense was $147,478 and $133,183 in 2003 and 2002, respectively, included in selling, general and administrative on the statement of operations.

          During August 2003, the Company issued 200,000 shares of common stock as additional security for this office lease. For accounting purposes, according to FASB 128, the shares are not considered outstanding and not included in the computation of loss per share.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          On February 1, 2004, the Company and the building lessor agreed to reduce the rent by approximately $2,000 per month and to reduce the square footage of the office from 6,143 to 4,515. This rent reduction is reflected in the future minimum lease payments shown above.

          During 2003, the Company subleased part of its corporate office space to another company under common management, for $4,800 per month under a month-to-month agreement. Beginning November 1, 2003, the space sub-leased to the other company was reduced and accordingly, the rent was reduced to $750 per month.

          (F)  OTHER COMMITMENTS

          On February 3, 2004, the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive Time Network (except to its Display assets). Related to this agreement, the Company shall contribute $5,000 monthly for five months to this third party (See Note 11).

NOTE 7    STOCKHOLDERS' DEFICIENCY

          (A)  CONVERTIBLE PREFERRED STOCK SERIES A

          In 2002, the Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis.

          On May 2, 2002 the Company granted 12,173 shares of Series A convertible preferred stock in exchange for $12,173 of principal and interest payable on loans to three individuals. These preferred shares were valued at $3.48 per share based on the quoted trading price of the common stock on May 2, 2002 and the four-for-one conversion ratio for the preferred shares which were immediately convertible. Accordingly, the Company recorded a settlement loss of $30,183.

          During December 2003, the Company paid an employee's accrued compensation of $50,000 by issuing 50,000 shares of Series A convertible preferred stock as payment for certain services rendered. These shares were valued at $1.00 per share based on contemporaneous cash sales.

          During the fourth quarter of 2003, the Company issued 29,976 shares of Series A convertible preferred stock as payment for Series A preferred dividends owed to certain shareholders. These shares were valued at $1.00 per share based on contemporaneous cash sales.

          During 2003, the Company sold 1,195,000 shares of Series A convertible preferred stock for cash at $1.00 per share for total proceeds of $1,195,000.

          During 2003, the Company issued 37,500 shares of Series A convertible preferred stock as payment for certain services rendered. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed. The $37,500 was recorded as an expense during 2003.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          During 2003, certain debt holders, an officer and an employee converted $1,225,089 of notes and accrued compensation to 1,225,089 shares of Series A convertible preferred stock. The conversion of certain of these notes and accrued compensation was contingent on the Company raising $1,000,000 by the sale of Series A convertible preferred stock by May 15, 2003 and if the Company did not raise these funds, the debt holders had a right to cancel the conversion agreement at any time prior to September 25, 2003 by written notice to the Company. No notice was received by the Company; therefore the notes and accrued compensation were converted to Series A convertible preferred stock during 2003. 50,000 shares were valued at $0.80 per share based on the quoted trading price of the common stock at the time of conversion and the four-to one conversion ratio for the preferred shares which resulted in the Company recording a settlement gain of $10,000. The remaining 1,175,089 shares were valued at $1.00 per share based initially on the price of the common stock at the time of conversion and the four-for-one conversion ratio for the preferred shares and later in the year, based upon $1.00 per share contemporaneous cash sales.

          In September 2003, the Company issued 89,342 shares of Series A convertible preferred stock for the settlement of certain accounts payable of $89,342. These shares were valued at $1.00 per share based on contemporaneous cash sales and thus no gain or loss was recognized on the settlement.

          In December 2003, the Company recorded a subscription receivable for 50,000 shares of Series A convertible preferred stock. The Company received the $50,000 payment for these shares during January 2004.

          During 2003, the Company recorded $951,765 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A convertible preferred stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price and the various preferred stock issuance dates, multiplied by the four-for-one conversion ratio (this intrinsic value is limited to the amount of the proceeds allocated to the preferred stock). For financial statement purposes, this $951,765 was recorded as a preferred stock dividend.

          The Company recorded convertible preferred stock Series A dividends of $102,835 during 2003.

          (B)  CONVERTIBLE PREFERRED STOCK SERIES B

          On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is in the process of filing this designation with the State of Colorado. The Series B is convertible to common shares on a one thousand-for-one basis, is due dividends at $1 per share payable quarterly as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. At December 31, 2003, there were no Series B Convertible Preferred Stock shares issued.

          (C)  COMMON STOCK AUTHORIZED

          During the December 18, 2003 shareholders' meeting, the shareholders voted to amend the Company's Restated Articles of Incorporation to effect an increase in the number of $0.001 par value common stock shares from 15,000,000 to 150,000,000 authorized common shares.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          There is a restriction on the common stock dividends as any cumulative preferred stock dividends are required to be paid prior to any common stock dividends being paid. Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1 per share Series A and $240 per share Series B liquidation preferences.

          (D)  PRIVATE PLACEMENT

          During the fourth quarter of 2003, the Company had a private placement offering of common stock. From this offering, the Company received $1,575,000 of cash proceeds and recorded a $100,000 subscriptions receivable at December 31, 2003. The investors received 6,700,000 common stock shares, 6,700,000 common stock warrants with an exercise price of $0.50 and an expiration date of February 28, 2004 and 3,350,000 common stock warrants with an exercise price of $0.75 and an expiration date of May 30, 2004 (See Note 7G for details of warrants). The 6,700,000 shares of common stock were not issued by the Company at December 31, 2003, thus, the Company recorded $6,700 in its common stock issuable equity account for these shares at December 31, 2003. These shares were issued during the first quarter of 2004.

          On February 5, 2004, as part of the private placement the Company's Board of Directors approved issuing 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrant holders of the private placement and 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrant holders of the private placement.

          In conjunction with raising these funds, the Company paid in cash, offering costs of $229,750 and issued 630,000 warrants with an exercise price of $0.001 per share that expire sixty days from their issuance valued at $541,170, which cost is included in warrants granted for services in the additional paid-in capital (total offering costs of $770,920) (See Note 7G).

          During February 2004, 6,700,000 of the $0.50 warrants were exercised. The Company received $3,200,000 ($2,848,000 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of these warrants. The Company issued 6,400,000 shares of common stock and 300,000 shares are recorded as issuable.

          (E)  COMMON STOCK ISSUANCES

          During 2002, the Company sold the following common stock for cash. In May 2002 the Company sold 80,000 restricted shares of its common stock to one investor for $40,000 or $0.50 per share pursuant to a warrant exercise. In September 2002, the Company sold 166,667 restricted shares of its common stock at $0.30 per share and 100,000 restricted shares of its common stock at $0.50 per share to one investor as one transaction for aggregate proceeds of $100,000 or an average price of $0.375 per share. From May 2002 to December 2002, the quoted trading price for freely traded common shares was generally below the private sales price for restricted common shares and therefore the Company used the lower quoted trading price as a measure to value non-cash issuances during these dates.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          During 2002, the Company issued an aggregate of 325,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes (see Note 5). The issuance resulted in cash proceeds of $1,175 and subscriptions receivable of $6,950 for a total issuance price of $8,125 or $.025 per share.

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

          In December 2002, the Company issued 505,502 common shares to its president as a bonus under his employment agreement. These shares were valued at the $0.26 quoted trading price at the grant date resulting in a compensation expense charged to operations in December 2002 of $131,431.

          During 2002, the Company issued 65,000 common shares under two settlements. In April 2002, a settlement for 40,000 common shares was valued at the quoted trading price of $1.00 per share at the settlement date; and in October 2002 a settlement for 25,000 common shares valued at the quoted trading price of $0.22 per share at the settlement date resulting in an aggregate settlement charge to operations of $45,500.

          During 2002, the Company settled various loans totaling $322,046 through the issuance of 570,000 shares of common stock. The stock was valued at an aggregate $231,200 based on the quoted trading price which ranged from $0.21 to $0.56 on each of the various settlement dates resulting in a settlement gain of $98,299 and a settlement loss of $7,052.

          During 2002, the Company issued 100,000 common shares to a vendor/creditor as a forbearance to avoid or delay potential legal action relating to collection of the debt. These shares were valued at the $0.94 per share quoted trading price on the forbearance date resulting in a forbearance expense of $94,000 included in general and administration expense.

          During 2002, the Company issued 1,000 common shares as part of the purchase price of certain used equipment. The shares were valued at the $0.40 quoted trading price on the purchase date resulting in an asset of $400.

          During April 2002, the Company agreed to issue 1,000 shares as a loan fee. These shares were valued at the $1.25 quoted trading price on the agreement date resulting in an expense of $1,250. During 2003, these shares were issued in conjunction with a settlement.

          During 2003, the Company issued an aggregate of 300,000 common stock shares pursuant to the exercise of the warrants granted certain note holders under the default provisions of certain promissory notes (see
          Note 5). The issuance resulted in an additional subscriptions receivable of $7,500 ($0.025 per share) of which cash proceeds of $250 were received during 2003. Total subscriptions receivable related to these shares issued under the default provisions of the promissory notes is $17,325 at December 31, 2003.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          During 2003, the Company issued 2,186,748 shares and has 120,000 share to be issued of its common stock for services rendered to various consultants and service providers valued at prices ranging from $0.23 to $0.95 (average of $0.66) per share based on quoted trading prices on the grant date which was the measurement date since the shares were contractually full vested and nonforfeitable at the grant date. The Company recognizes the $1,516,254 of consulting expense related to these consulting agreements over the period of the contract terms ranging from one day to one year. At December 31, 2003, 120,000 shares of these shares were not issued and are reflected in the common stock issuable equity account.

          During 2003, the Company issued 310,640 shares of its common stock to employees as compensation or to pay accrued compensation. These shares were valued at $122,112 using the quoted trading price on the grant date or per the employee's agreement which was using a thirty-day average price. During 2003, the Company recorded a settlement gain of $3,261 related to these transactions.

          During 2003, the Company issued 537,880 shares of its common stock to settle certain debts and claims against the Company. These shares were valued at the quoted trading price on the settlement dates for a total value of $287,195. During 2003, the Company recorded a settlement loss of $103,485 related to these settlements.

          In August 2003, the Company issued 200,000 common shares as collateral for amounts due to the Company's landlord. For accounting purposes, according to FASB 128 these shares are not considered outstanding and are not included in the computation of loss per share.

          The Company entered into a stock purchase agreement on October 31, 2003 whereby the buyer agreed to purchase 1,000,000 shares of the Company's common stock for $250,000 and also received warrants to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. The Company recorded $1,000 in its common stock issuable equity account for the 1,000,000 shares which are to be issued upon receipt of payment. The Company recorded the purchase price of $250,000 for the 1,000,000 shares of the Company's common stock in subscriptions receivable as the funds had not been received by the Company at December 31, 2003. Subsequent to year end, this subscription was not fulfilled and the warrants expired. The Company does not expect to receive any monies related to this subscription agreement and will reduce the common stock issuable equity account by $1,000, the subscriptions receivable account by $250,000 and additional paid-in-capital account by $249,000 during March 2004.

          (F)  INVESTMENT AGREEMENT

          The Company had a prior agreement with Swartz Private Equity, LLC (Swartz) to provide certain funding to the Company based upon this agreement. If the Company did not meet certain requirements in the agreement the Company was also subject to a penalty of up to $100,000 for each six month period and a $200,000 penalty if the put agreement is terminated automatically or by the Company. During 2002, the Company computed $400,000 in penalties, of which $200,000 were waived by Swartz. During 2003, the Company computed $200,000 in penalties and $300,000 in penalties were waived by Swartz which resulted in a $100,000 accrued commitment penalty at December 31, 2003.

          During 2002, the Company issued 299,284 of warrants to purchase common stock in accordance with the agreement with an exercise price of $0.29 and an expiration date of December 31, 2007 and these

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          warrants were valued at $102,555. This brought the total warrants issued and outstanding to Swartz of 541,558. During 2003, the Company and Swartz entered into an amendment to this agreement which extended the terms of each of the 541,558 warrants by two additional years. On October 22, 2003, Swartz exercised all of the 541,558 warrants in a cashless exercise transaction which resulted in Swartz being entitled to receive 379,907 shares of the Company's common stock.

          On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to i) pay $10, ii) promptly issue the 379,907 shares of common stock from the cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, iii) Swartz shall retain the 100,000 shares of stock that had been issued during 2002 per the initial agreement and then were not valid as put shares as the put transaction was never executed, but the shares had been issued to Swartz and v) the investment agreement between the Company and Swartz shall terminate subject to the completion of items i - iv above. During February 2004, the Company issued the 379,907 shares of common stock (without any restrictive legends).

          (G)  STOCK WARRANTS

          The Company has 100,000 warrants that were granted during 2000 that are still outstanding at December 31, 2003. These warrants have an exercise price of $1.50 per share and expire on July 31, 2005.

          During 2002, the Company granted 300,000 warrants under the default provisions which were valued at $85,002 and charged to interest expense using the Black-Scholes option pricing model with a 0.08 expected life, volatility of 164%, zero expected dividends and a discount rate of 2%. All of these warrants were exercised as of December 31, 2002.

          In 2002, the Company granted 299,284 "additional warrants" per the investment agreement with Swartz. These warrants to Swartz have exercise price reset provisions which require the Company to use variable accounting for expensing these warrants. Under variable accounting, the Company estimates the fair value of the warrants at each balance sheet date and adjusts the aggregate expense for all warrants granted under this provision either up or down. During 2002 the Company issued the additional 299,284 warrants and priced and valued those warrants under the Black-Scholes method based on the year end quoted market price of the common stock. During 2002, the Company also reset the exercise price of the prior warrants as follows: 16,796 warrants at $0.28; 25,478 at $0.51. The result under the variable accounting method was a net charge to commitment expense of $61,235 in 2002. During 2003, the Company reset the exercise price of the prior warrants as follows: 25,478 warrants at $0.20; and 200,000 warrants at $0.25 The result under the variable accounting method was a net charge to commitment expense of $12,349 during 2003. During 2003, the Company and Swartz entered into an amendment to their agreement which extended the terms of each of their 541,558 warrants by two additional years and the Company recorded an additional expense of $53,777 related to these extensions. On October 22, 2003, Swartz exercised all of their 541,558 warrants in a cashless exercise transaction which resulted in Swartz being entitled to receive 379,907 shares of the Company's common stock. At December 31, 2003, these shares had not been issued and $380 was included in the Company's common stock issuable equity account.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          During 2002 the Company granted warrants to non-employee service providers to purchase an aggregate 1,525,000 common shares at exercise prices ranging from $0.20 to $1.00 The warrants to non-employees were valued at an aggregate $388,275 which was charged to consulting expense immediately since the services were considered completed. The warrants were valued under a Black-Scholes option pricing model using the following assumptions: expected terms of 2 years, expected volatility of 164%, dividends of zero, and a discount rate of 2%. 1,500,000 of these warrants remain outstanding at December 31, 2003 (25,000 expired during 2003).

          During 2003, the Company granted warrants to purchase 2,105,000 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.001 to $0.75. These warrants were valued at an aggregate of $766,509. The Company recorded $541,170 of the value of these warrants as offering costs during 2003 and the remainder of $225,339 is recognized as consulting expense over the period of each consultants agreement. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 30 - 428 days, volatility of 161% - 253%, zero expected dividends and a discount rate of 0.91% to 1.2%. 1,505,000 of these warrants are outstanding at December 31, 2003.

          On November 12, 2003, the Company granted a warrant to purchase 50,000 shares of its common stock at an exercise price of $0.25 with an expiration date of November 11, 2004 in conjunction with a settlement of monies owed. These warrants were valued at $0.8214 per warrant, or $41,070 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 1 year, volatility of 209%, zero expected dividends and a discount rate of 0.94%. During 2003, the Company recorded a settlement loss of $28,570 related to this settlement of monies owed. These warrants are outstanding at December 31, 2003.

          During 2003 the Company granted 300,000 warrants under the default provisions of certain notes payable which were valued at $122,500 and charged to interest expense using the Black-Scholes option pricing model with a 30 day expected life, volatility of 110% - 282%, zero expected dividends and a discount rate of 0.89% - 1.20%. All of these warrants were exercised as of December 31, 2003.

          During the fourth quarter of 2003, the Company had a private placement offering of common stock. In conjunction with this offering, the Company granted 6,700,000 common stock warrants with an exercise price of $0.50 with a February 28, 2004 expiration date and 3,350,000 common stock warrants with an exercise price of $0.75 with a May 30, 2004 expiration date. The Company has a right to call the $0.50 warrants at any time after the closing bid price for its common stock has been at or above $1.00 per share for ten consecutive trading days, but in no event may the Company call this warrant prior to January 15, 2004. The Company may call the $0.75 warrant at any time after the closing bid price for its common stock has been at or above $1.25 per share for ten consecutive trading days, but in no event may the Company call this $0.75 warrant prior to calling the $0.50 warrant. During February 2004, 6,700,000 of the $0.50 warrants were exercised. The Company received $3,200,000 ($2,848,000 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of these warrants. The Company issued 6,400,000 shares of common stock and 300,000 shares are recorded as issuable. None of the $0.75 warrants have been exercised.

          On October 31, 2003, the Company granted a warrant to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. These warrants were

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          granted in conjunction with a stock purchase agreement dated October 31, 2003 to purchase 1,000,000 shares of the Company's common stock for $0.25 per share. These warrants are outstanding at December 31, 2003. Subsequent to year end, these warrants expired.

          A summary of the warrants issued to non-employees for services as of December 31, 2003 and 2002 and changes during the years is presented below (this does not include 11,050,000 warrants related to the 2003 offering and a common stock subscription):

                                                      2003                         2002
                                            -------------------------    -------------------------
                                                            Weighted                     Weighted
                                                            Average                      Average
                                            Number of       Exercise     Number of       Exercise
                                             Warrants        Price        Warrants        Price
                                            ----------     ----------    ----------     ----------

          Balance at beginning of period     2,066,558     $     0.68       367,274     $     1.28
          Granted                            2,455,000     $     0.25     2,024,284     $     0.46
          Exercised                           (841,558)    $     0.49      (325,000)    $     0.03
          Forfeited                           (625,000)    $     0.27            --     $       --
                                                           ----------                   ----------
          Balance at end of period           3,055,000     $     0.47     2,066,558     $     0.68
                                                           ==========                   ==========

          Warrants exercisable at end of
            period                           3,055,000     $     0.47     2,066,558     $     0.68
                                            ----------     ----------    ----------     ----------
          Weighted average fair value of
            warrants granted during the
            period                                         $     0.36                   $     0.25
                                                           ==========                   ==========

          The following table summarizes information about non-employee stock warrants outstanding that were issued for services at December 31, 2003:

                  Warrants Outstanding and Exercisable

                                         Weighted
                             Number       Average      Weighted
             Range of     Outstanding    Remaining      Average
             Exercise     at December   Contractual    Exercise
              Price         31, 2003       Life          Price
          -------------    ---------    ----------    ----------
          $       0.001      630,000    0.08 Years    $   0.0001
          $ 0.20 - 0.35      675,000    2.54 Years    $     0.29
          $        0.50      950,000    0.92 Years    $     0.50
          $        0.75      350,000    1.65 Years    $     0.75
          $ 1.00 - 1.50      450,000    1.64 Years    $     1.11
                          ----------
                           3,055,000    1.30 Years    $     0.47
                          ==========

          (H)  EMPLOYEE STOCK OPTIONS AND WARRANTS

          On June 26, 2000, the Company's Board of Directors adopted the New Millennium Media International, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO's) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSO's granted under the Plan have a maximum duration of 10 years.

          The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants are recorded as a compensation expense.

          During 2003, the company granted to an employee 1,750,000 of common stock warrants pursuant to his employment contract. The Company recorded $295,000 of compensation expense related to 1,000,000 of these warrants for the intrinsic value of these warrants, of which $225,000 was recorded as compensation expense at the time of grant and $70,000 is being recognized as compensation expense over the period of his employment agreement. For the remaining 750,000 of common stock warrants issued, there was no intrinsic value, thus no compensation expense was recorded for these options.

          During 2003, the Company granted 35,000 options to employees under the stock option plan. These options were valued under the intrinsic value method of APB 25 during 2003 resulting in a charge of $500 to compensation expense.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          A summary of the warrants and options issued to employees as of December 31, 2003 and 2002 and changes during the year are presented below:

                                                      2003                        2002
                                           -------------------------    ------------------------
                                                           Weighted                    Weighted
                                                           Average      Number of       Average
                                             Warrants      Exercise      Warrants      Exercise
                                            and Options      Price      and Options      Price
                                            ----------    ----------    ----------    ----------
          Balance at beginning of period       100,000    $     0.25            --    $       --

          Granted                            1,785,000          0.34       100,000          0.25
          Exercised                                 --            --            --            --
          Forfeited                                 --            --            --            --
                                                                        ----------    ----------
          Balance at end of period           1,885,000    $     0.33       100,000    $     0.25
                                            ==========                  ==========

          Warrants and options
          exercisable at end of period       1,885,000    $     0.33       100,000    $     0.25
                                            ==========    ==========    ==========    ==========
Weighted average fair value
of warrants and options
granted during the period                                 $     0.43                  $     0.26
                                                          ==========                  ==========

          The fair value of warrants granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0 %, expected volatilities of 229% - 356%, risk-free interest rates of .91% - 2.18%, and expected lives of 3 - 5 years.

          The following table summarizes information about employee stock warrants and options outstanding at December 31, 2003:

                                                                             Warrants and Options
                       Warrants and Options Outstanding                           Exercisable
          ----------------------------------------------------------    ----------------------------
                                             Weighted                       Number
                               Number         Average      Weighted       Exercisable      Weighted
            Range of        Outstanding      Remaining      Average           at            Average
            Exercise        at December     Contractual    Exercise       December 31,     Exercise
              Price           31, 2003         Life          Price           2003            Price
           ------------    -------------   -----------    ----------    --------------    ----------
          $        0.25         605,000     2.29 Years    $     0.25          605,000     $     0.25
                   0.35         775,000     2.70 Years          0.35          775,000           0.35
          $  0.40- 0.50         505,000     2.85 Years          0.40          505,000           0.40
                           -------------                                --------------
                              1,885,000     2.67 Years    $     0.33        1,885,000     $     0.33
                           =============                                ==============

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


          (I)  DEFERRED CONSULTING EXPENSE FROM STOCK AND WARRANT ISSUANCES

          During 2003, the Company entered into several consulting agreements with various consultants to provide services for the Company. The measurement date was typically the grant date for these agreements since the shares were contractually fully vested and nonforfeitable at the grant date. The Company amortizes the cost of each agreement over the contract term. At December 31, 2003, the Company had $1,418,307 of deferred consulting expense in its contra-equity account. The Company will recognize $1,413,050, $4,764 and $493 as consulting expense during 2004, 2005 and 2006, respectively.

NOTE 8    RELATED PARTY TRANSACTIONS

The Company subleases part of its corporate office space to another company, under common management, for $4,800 per month under a one -year lease which expires January 31, 2003. The receivable from this Company of $78,139 was fully reserved during 2003 due to the Company's assessment that the tenant does not have the current ability to pay. The total other income 2003 from this affiliate was $29,644. Later in 2003, the Company received property & equipment valued at $40,480 as partial payment of the monies owed by this company. The gain on this transaction of $40,480 was recorded in the additional paid in capital equity account since it resulted from a company under common control.

The Company had loans payable including accrued interest to its President/CEO totaling $303,657 at December 31, 2002. During 2003, the Company recorded interest expense of $16,435, made loan payments of $4,371 and converted the total loan and accrued interest of $315,721 to Series A Convertible preferred Stock during 2003.

During late 2002, the Company received a short-term loan payable from its current Director of Research and Development/Chief Technology Officer totaling $50,000. This loan remained outstanding at December 31, 2003 and was paid off in full during March 2004. During 2003, the Company did not record any interest expense related to this loan.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7 1/2% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000. (See Note 4 - License 1). The Company's Director of Research and Development/Chief Technology Officer is a manager in this third party company.

NOTE 9    INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


taxes payable has been provided for in the accompanying financial statements.

At December 31, 2002, the Company has available net operating loss carry forwards of approximately $6,320,000. These net operating loss carry forwards expire in various years through the year ending December 31, 2023, however because the Company has incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of the Company's realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At January 1, 2003 the valuation allowance was $1,980,000. The increase during 2003 was $500,000.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                          2003             2002
                                                  ------------     ------------
     Computed "expected" tax benefit              $ (1,169,000)    $ (1,171,000)
     State tax benefit, net of federal effect         (125,000)        (125,000)
     Change in valuation allowance                     500,000          885,000
     Intrinsic  value of convertible  preferred        359,000               --
      stock
     Equity instruments for services                   435,000          411,000
                                                  ------------     ------------
                                                  $         --     $         --
                                                  ============     ============

At December 31, 2003, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                           2003
                                                   ------------
     Deferred tax assets:
     Net operating loss carry forwards             $  2,378,000
     Difference between book and tax                    102,000
     Valuation allowance for deferred tax asset      (2,480,000)
                                                   ------------
                                                   $         --
                                                   ============

NOTE 10   CONCENTRATIONS

During 2003, 55% of revenues were derived from two customers at 32% and 23%.

NOTE 11   SUBSEQUENT EVENTS

On January 2, 2004, the Company entered into a two-year consulting agreement with an individual to perform various financial and administrative duties. This consultant will be paid $75,000 annually with a bonus of $25,000 worth of Company common stock which must be issued within two and one-half months after the end

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


of each year. (This individual was previously the Director of Operations and this consulting agreement replaced his employment agreement).

On January 14, 2004, the licensor discussed at Note 4 - License 1 agreed to accept $175,000 in lieu of the remaining $250,000 minimum payment owed during 2004, which the Company paid on January 15, 2004. Also, on January 14, 2004, the licensor agreed to accept an additional $400,000 by March 31, 2004 for the licensor to convey to the Company its 25% royalty right in the OnScreen License Agreement. This $400,000 was paid on March 16, 2004. After this payment, there are no more royalty payments owed to this licensor and now the Company retains 100% ownership of the OnScreen license and agreement.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7 1/2% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000. (See Note 4 - License 1).

On February 3, 2004, an addendum was made to the President's employment agreement whereby he shall receive 3,000,000 shares of the Company's common stock and one percent of all revenue derived from any licensing fees received by the Company in connection with the OnScreen product. The right to these 3,000,000 shares replaced his right to any additional shares under the November 1999 agreement. This addendum becomes effective upon the Company closing and receiving funds in full from the October 16, 2003 offering for $7,200,000 within the terms and conditions as stated in the offering memorandum. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the Director of Research and Development's salary is $150,000). The President will receive $120,000 in cash and the remaining $30,000 will be accrued.

On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to i) promptly issue the 379,907 shares of common stock from the cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, ii) Swartz shall retain the 100,000 shares of stock that had been issued during 2002 per the initial agreement and then were not valid as put shares as the put transaction was never executed, but the shares had been issued to Swartz and
iii) the investment agreement between the Company and Swartz shall terminate subject to the completion of items i - iii above. During February 2004, the Company issued the 379,907 shares of common stock (without any restrictive legends). During February 2004, the Company will recognize a settlement loss of $4,000 as a result of this settlement agreement.

On February 3, 2004, the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


Time Network (except to its Display assets) as well as the right for the third party to place fifty of the EyeCathcherPlus Displays. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays. When an average of at least four annual advertisements per each of the fifty Displays have been sold and paid, then the third party can place the next fifty Displays. This will continue in increments of fifty Displays until the total Display agreed upon have been placed. The five percent fee will continue until the Company receives the pre-agreed total amount for the Displays. The third party shall issue fifteen percent of its stock to the Company at the time of the agreement. The Company will issue warrants to this third party once it receives 200,000 shares of the Company's common stock back from another company. The Company shall contribute $5,000 monthly for five months to this third party.

A plaintiff has alleged that he holds a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company believes the note is not valid; however, as a contingency, the Company has recorded interest expense of $24,301 and $53,897 in 2003 and 2002, and has a total of $328,058 in accrued expenses at December 31, 2003 related to this matter. On February 5, 2004, the Company satisfied this alleged debt with 60,000 shares of the Company's common stock and will record a settlement gain of $275,860 in February 2004.

On February 5, 2004, the agreement with the Director of Research and Development was extended with an effective date of November 1, 2003 for a three-year term with the title changing to Director of Research and Development and Chief Technology Officer. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. $120,000 of the first year's salary is to be paid in cash and the remaining $30,000 will be accrued. The full salary will be paid in cash when the Company achieves a positive cash flow for two consecutive months. The accrued compensation will be paid when the Company reaches aggregate sales of $2.5 million or at the employee's option he may procure stock through the employee stock option plan. This employee has a right to 450,000 shares of the Company's common stock, these shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006.

During February 2004, 6,700,000 of the $0.50 warrants from the private placement were exercised. The Company received $3,200,000 ($2,848,000 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of these warrants. The Company issued 6,400,000 shares of common stock and 300,000 shares are recorded as issuable.

On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one basis, is due annual dividends at $1 per share payable quarterly as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share.

On February 5, 2004, as part of the private placement, the Company's Board of Directors approved issuing 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrant holders of the private placement and 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrant holders of the private placement.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


On March 12, 2004, the Company paid the note holders with an original principal of $250,000 in full. The Company paid these note holders $250,000 and issued 12,500 shares of the Company's common stock. Also during 2004, the Company issued these note holders 50,000 shares of common stock related to the notes being in default during January and February 2004 (See Note 5).

The note payable dated October 31, 2002, with a balance of $50,000, was paid in full during the first quarter of 2004.

Subsequent to year end, the subscription agreement the Company had with an investor was not fulfilled and the Company does not expect to get the $250,000 subscription receivable. Also, the warrants expired (see Note 7E).

(a)   Exhibits

Exhibit No.   Description
-----------   -----------

3.1*          Amended Articles of Incorporation of the Company.

3.2*          Bylaws of the Company.

3.3** Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.4** Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5**         Amendment to Restated Articles of Incorporation, filed December
              23, 2003.

3.6** Articles of Amendment to Certificate of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.

4.1* Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.

4.2* Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.

4.3* Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.

4.4* Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.

4.5* Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.

10.1** Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.

10.2** Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.

10.3** Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.

10.4** Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.

10.5** Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.

10.6**        First Amendment to Contract and License Agreement, dated February
              3, 2004.

10.7** Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.

10.8** Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.

10.9**        Reserved.

10.10*** Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated December 22, 2003.

10.11** Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12**       Addendum to Lease Agreement dated February 1, 2004.

10.13**       Reserved.

10.14**       Reserved.

10.15** Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 12, 2003.

10.16** Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

31** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

99**          Senior Financial Officers Code of Ethics.
----------
*             Incorporated by reference to our Registration Statement on Form
              SB-2/A filed with the Commission on October 26, 2001.

**            Filed herewith.

*** Incorporated by reference to our Current Report on Form S-8 filed with the Commission on January 15, 2004.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 15, 2004 in connection with the execution of a Consulting Services Agreement with David Coloris and Excipio Group, S.A.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors

Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2003, have been audited by Salberg & Company, P.A., Boca Raton, Florida, independent auditors. Salberg & Company, P.A. billed the Company an aggregate of $52,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003. Salberg & Company, P.A. billed the Company an aggregate of $49,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2002 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2002.

The Company paid these sums.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

New Millennium Media International, Inc.

        Name                            Title                        Date

/s/ John "JT" Thatch            CEO/President/Director          April 14, 2004
------------------------------
   John "JT" Thatch


/s/ Mark R. Chandler            COO/CFO                         April 14, 2004
------------------------------
    Mark R. Chandler


/s/ Russell L. Wall             Director/Audit Committee        April 14, 2004
------------------------------
    Russell L. Wall