Form 10QSB
period 2004-03-31
NEW MILLENNIUM MEDIA INTERNATIONAL INC
filed 2004-05-10
CIK 1108967

NEW MILLENNIUM MEDIA INTERNATIONAL, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------
                        For quarter ended March 31, 2004
                         Commission File Number 0-29195


                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                          (7310)                  84-1463284
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

                                  Yes [X] No [ ]

As of April 19, 2004 there were 20,667,183 shares of the Company's common stock outstanding and an obligation to issue 8,725,000 additional common stock shares, 2,720,580 shares of Series A Convertible Preferred Stock outstanding and an obligation to issue 24,000 shares of Series B Convertible Preferred Stock.

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.


                                      INDEX

                                                                       Page
                                                                       ----
                                     Part I

     Item 1   Financial Statements .......................................3
              Condensed Balance Sheet.....................................3
              Condensed Statement of Operations...........................4
              Condensed Statement of Cash Flows...........................5
              Notes to the Condensed Financial Statements.................7
     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............13
              Overview...................................................13
              Intellectual Property......................................15
              Critical Accounting Policies...............................15
              Liquidity and Capital Resources............................16
              Results of Operations......................................18
     Item 3   Controls and Procedures....................................20

                                 Part II

     Item 1   Legal Proceedings..........................................20
     Item 2   Changes in Securities......................................20
     Item 3   Defaults Upon Senior Securities............................21
     Item 4   Submission of Matters to a Vote of Security Holders........21
     Item 5   Other Information..........................................21
     Item 6   Exhibits and Reports on Form 8-K...........................22
              Signatures.................................................22
              Exhibits...................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                                        MARCH 31, 2004    December 31,
                                                                                          (UNAUDITED)         2003
                                                                                         ------------     ------------
                                     ASSETS
                                     ------
 CURRENT ASSETS
 Cash and cash equivalents                                                               $  2,103,965     $  1,323,923
  Accounts receivable, net of allowance for doubtful
   accounts of $149,907 for 2004 and 2003                                                      13,397            4,584
  Prepaid expenses and other current assets                                                   156,239               --
                                                                                         ------------     ------------
 TOTAL CURRENT ASSETS                                                                       2,273,601        1,328,507
 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
    OF $584,222 FOR 2004 AND $543,308 FOR 2003                                                538,888          569,711
                                                                                         ------------     ------------
 OTHER ASSETS
 Due from affiliate                                                                             8,436            3,646
 Technology rights, net of accumulated amortization of $64,167 for 2004                       458,333               --
 Other assets                                                                                  20,780           21,276
                                                                                         ------------     ------------
 TOTAL OTHER ASSETS                                                                           487,549           24,922
                                                                                         ------------     ------------
 TOTAL ASSETS                                                                            $  3,300,038     $  1,923,140
                                                                                         ============     ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

 CURRENT LIABILITIES
 Notes and loans payable                                                                 $    209,813     $    537,979
 Accounts payable and other payables                                                          135,524          540,942
 Accrued expenses                                                                             338,832          513,929
 Accrued compensation                                                                          65,709          216,689
 Deferred revenues                                                                             53,732           58,238
 Deferred gain on sale of future revenues                                                     150,000          150,000
                                                                                         ------------     ------------
 TOTAL CURRENT LIABILITIES                                                                    953,610        2,017,777
                                                                                         ------------     ------------
 ACCRUED COMPENSATION PAYABLE WITH COMMON STOCK                                                97,275               --
                                                                                         ------------     ------------
 TOTAL LIABILITIES                                                                          1,050,885        2,017,777
 STOCKHOLDERS' DEFICIENCY
 Preferred stock, par value $0.001; 10,000,000 shares authorized
    Convertible Series A, Preferred stock, 5,000,000 shares authorized,
       2,720,580 and 2,639,080 shares issued and outstanding at March 31,
       2004 and December 31, 2003, respectively;
       liquidation preference of $2,720,580 at March 31, 2004                                   2,721            2,639
    Convertible Series B preferred stock, 30,000 shares authorized, no
       shares issued and outstanding, liquidation preference of $240 per share                     --               --
 Preferred stock Series A issuable, at par value (50,000 shares at December 31, 2003)              --               50
 Preferred stock Series B issuable, at par value (24,000 shares at March 31, 2004)                 24               --
 Common stock, par value $0.001; 150,000,000 shares authorized,
      20,192,183 and 13,589,776 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively                                       20,192           13,590
 Common stock issuable, at par value.  (8,845,000 and 8,199,907 shares at
      March 31, 2004 and December 31, 2003, respectively)                                       8,845            8,200
 Additional paid-in capital                                                                16,619,616       13,125,449
 Accumulated deficit                                                                      (13,063,835)     (11,408,933)
                                                                                         ------------     ------------
                                                                                            3,587,563        1,740,995
 Less deferred consulting expense                                                            (723,677)      (1,418,307)
 Less deferred compensation expense                                                           (94,733)              --
 Less subscriptions receivable                                                               (520,000)        (417,325)
                                                                                         ------------     ------------
 TOTAL STOCKHOLDERS' DEFICIENCY                                                             2,249,153          (94,637)
                                                                                         ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $  3,300,038     $  1,923,140
                                                                                         ============     ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                   2004             2003
                                               ------------     ------------

REVENUES                                       $     34,159     $    112,733

COST OF REVENUES                                         --           74,660
                                               ------------     ------------

GROSS PROFIT                                         34,159           38,073
OPERATING EXPENSES

Selling, general and administrative               1,659,739          456,990
Research and development                            158,157           28,200
Bad debt                                                 --           15,408
                                               ------------     ------------
TOTAL OPERATING EXPENSES                          1,817,896          500,598
                                               ------------     ------------
Loss from operations                             (1,783,737)        (462,525)
                                               ------------     ------------
OTHER INCOME (EXPENSE)
Other income                                          7,556           11,372
Settlement gain (loss), net                         300,272           12,379
Interest expense                                    (55,512)         (45,744)
                                               ------------     ------------
TOTAL OTHER INCOME (EXPENSES), NET                  252,316          (21,993)
                                               ------------     ------------
NET LOSS                                         (1,531,421)        (484,518)

Preferred stock dividends                          (123,481)              --
                                               ------------     ------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS      $ (1,654,902)    $   (484,518)
                                               ============     ============
Basic and diluted loss per common share        $      (0.06)    $      (0.05)
                                               ============     ============
Weighted average common shares outstanding       27,577,183       10,492,891
                                               ============     ============

                 See accompanying notes to financial statements

                    NEW MILLENNIUM MEDIA INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                     2004             2003
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         $ (1,531,421)    $   (484,518)
Adjustments to reconcile net loss to net cash used in operating activities:
      Stock, warrants and notes issued for compensation and services                  235,817          107,499
      Stock based settlement gain, net                                               (300,272)         (12,379)
      Non-cash interest expense for stock issued to note holders that were in
      default                                                                          46,500           28,000
      Non-cash interest expense                                                         9,012               --
      Amortization of technology rights                                                64,167               --
      Amortization of deferred consulting                                             694,630               --
      Amortization of deferred compensation                                            54,267
      Provision for losses on accounts receivable                                          --           15,408
      Depreciation                                                                     40,913           43,798
      Other non-cash income                                                                --             (354)
(INCREASE) DECREASE IN ASSETS AND INCREASE (DECREASE) IN LIABILITIES:
      Accounts receivable and other receivables                                        (8,813)         (27,899)
      Prepaid expenses                                                               (156,239)              --
      Due from affiliate                                                               (4,790)              --
      Deferred royalty expense and other assets                                           496           25,000
INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable, other payables and accrued expenses                          (210,596)          28,767
      Notes payable and accrued interest - related party                                   --           (3,922)
      Deferred revenues                                                                (4,506)          27,168
                                                                                 ------------     ------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (1,070,835)        (253,432)
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in technology rights                                                (522,500)
      Purchase of property and equipment                                              (10,090)              --
      Proceeds from sale of property and equipment                                         --            1,500
                                                                                 ------------     ------------
            NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                      (532,590)           1,500
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash Series A preferred stock dividends paid                                   (110,587)
      Proceeds from notes and loans payable                                                --           65,000
      Payments on notes and loans payable                                            (300,000)              --
      Proceeds from issuance of common stock, net of costs                          2,719,054               --
      Proceeds from issuance of preferred stock - Series A                             75,000          175,000
                                                                                 ------------     ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,383,467          240,000
                                                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $    780,042     $    (11,932)
Cash and Cash Equivalents at Beginning of Year                                      1,323,923           16,335
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  2,103,965     $      4,403
                                                                                 ============     ============

(CONTINUED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Debt and accrued interest settled with Series A preferred stock        $         --    $  1,121,655
                                                                          ============    ============
   Common stock issued for subscriptions receivable                       $         --    $      2,500
                                                                          ============    ============
   Debt and accrued liability settled with common stock                   $    115,500    $         --
                                                                          ============    ============
   Subscription receivable paid with reduction of notes payable           $     18,575    $         --
                                                                          ============    ============
   Conversion of Series A convertible preferred stock to common stock     $         30    $         --
                                                                          ============    ============
   Series A preferred stock dividend resulting from intrinsic value of
     convertible preferred stock                                          $     52,000    $         --
                                                                          ============    ============
   Series B preferred stock dividend resulting from intrinsic value of
     convertible preferred stock                                          $         24    $         --
                                                                          ============    ============

                 See accompanying notes to financial statements

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN
----------------------------------------------

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $1,531,421 and cash used in operations of $1,070,835 for the three months ended March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) product to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is currently raising additional capital for the commercialization of its OnScreen(TM) technology. If the Company raises this additional capital, the Company believes it will have sufficient cash to meet its funding requirements to bring OnScreen(TM) technology into production at the end of 2004. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2003.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 LOSS PER COMMON SHARE
----------------------------

Common stock equivalents in the three-month periods ended March 31, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 3 INCOME TAXES
-------------------

The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month periods ended March 31, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 4 STOCK BASED EMPLOYEE COMPENSATION
----------------------------------------

For the stock options and warrants issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three months ended March 31, 2004 and 2003:

                                                                            2004             2003
                                                                            ----             ----
   Net Loss Available to Common Stockholders:
      Net loss available to common stockholders, as reported            $ (1,654,902)    $   (484,518)
       Plus: Intrinsic value of compensation costs included in net
                 loss                                                         54,267              500
       Deduct: Fair value of stock-based employee compensation costs         (71,080)          (1,356)
                                                                        ------------     ------------
       Pro forma net loss                                               $ (1,671,715)    $   (485,374)
                                                                        ============     ============

   Loss per share:
       Basic and Diluted - as reported                                  $      (0.06)    $      (0.05)
                                                                        ============     ============
       Basic and Diluted - pro forma                                    $      (0.06)    $      (0.05)
                                                                        ============     ============

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 5 NOTES PAYABLE
--------------------

The note holders with an original principal of $250,000 had a right to purchase 50,000 of additional common shares for January and February 2004 since the Company was in default on these notes during those months. The Company recorded the value of the right to buy the 50,000 shares of common stock using the Black-Scholes Options Pricing Model at $46,500. This amount was recorded as interest expense during the first quarter of 2004. These notes and accrued interest were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares issued were valued at $11,500 and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004.

Also, the Company paid off a $50,000 note during the first quarter of 2004.

The $125,000 convertible note payable was extended and is due on June 29, 2004. At March 31, 2004, the balance of this note including accrued interest was $207,301. The Company expects this note holder to exercise her right to convert the note to common stock, if not the Company expects to pay this note in full during 2004.

NOTE 6 COMMITMENTS
------------------

(A) EMPLOYMENT AND CONSULTANT AGREEMENTS

On January 2, 2004, the Company entered into a two-year consulting agreement with an individual to perform various financial and administrative duties. This consultant will be paid $75,000 annually with a bonus of $25,000 worth of the Company's common stock which must be issued within two and one-half months after the end of each year. (This individual was previously the Director of Operations and this consulting agreement replaced his employment agreement).

On February 3, 2004, an addendum was made to the President's employment agreement whereby the Company agreed to cap the President's entitlement to shares of common stock at 3,000,000 and pay him one percent of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) technology, provided that the Company consummates the private placement in its entirety and receives the portion of the unit purchase price to which it is entitled. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the Director of Research and Development's salary is $150,000). The President will receive $120,000 in cash and the remaining $30,000 will be accrued.

On February 5, 2004, the agreement with the Director of Research and Development was extended with an effective date of November 1, 2003 for a three-year term with the title changing to Director of Research and Development and Chief Technology Officer. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. $120,000 of the first year's salary is to be paid in cash and the remaining $30,000 will be accrued. The full salary will be paid in cash when the Company achieves a positive cash flow for two consecutive months. The accrued compensation will be paid when the Company reaches aggregate sales of $2.5 million or at the employee's option he may procure stock through the employee stock option plan. This employee has a right to 450,000 shares of the Company's common stock, these shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. Since these shares are contingently returnable, these shares are not included in earnings per share nor are they recorded as issuable at March 31, 2004.

(B) ROYALTY, LICENSE FEE AGREEMENTS AND TECHNOLOGY RIGHTS

On January 14, 2004, a licensor agreed to accept $175,000 in lieu of the remaining $250,000 minimum payment owed during 2004, which the Company paid on January 15, 2004 and the licensor agreed to accept an additional $400,000 by March 31, 2004 for the licensor to convey to the Company its 25% royalty right in the OnScreen License Agreement. This $400,000 was paid on March 16, 2004. After this payment, there are no more royalty payments owed to this licensor and now the Company retains 100% ownership of the OnScreen(TM) license and agreement. The Company recorded $52,500 as a reduction in accrued royalty payments and the remaining $522,500 of the $575,000 payments as a technology right intangible asset to be amortized over the estimated life of the technology of twenty years.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

(C)  OTHER COMMITMENTS

On February 3, 2004, the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive Time Network (except to its Display assets) as well as the right for the third party to place fifty of the EyeCatcherPlus Displays. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays. When an average of at least four annual advertisements per each of the fifty Displays have been sold and paid, then the third party can place the next fifty Displays. This will continue in increments of fifty Displays until the total Displays agreed upon have been placed. The five percent fee will continue until the Company receives the pre-agreed total amount for the Displays. The third party shall issue fifteen percent of its stock to the Company at the time of the agreement. The Company recorded this 15% investment at -0- during the first quarter of 2004. The Company will issue warrants to this third party once it receives 200,000 shares of the Company's common stock back from another company. The Company shall contribute $5,000 monthly for five months to this third party of which at March 31, 2004 $5,000 was remaining to be paid.

NOTE 7 PREFERRED STOCK
----------------------

On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one basis, is due annual dividends at $1 per share, payable quarterly as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share.

On February 5, 2004, in order to receive the private placement funding from the unit holders, the Company's Board of Directors approved issuing 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrant holders of the private placement and 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrant holders of the private placement. At March 31, 2004, the Company recorded 24,000 shares of Series B Convertible Preferred Stock as issuable. This is comprised of 12,000 Series B shares issuable to the private placement unit holders and 12,000 Series B shares issuable to the $0.50 warrant holders who all exercised their warrants during the first quarter of 2004.

During March 2004, the Company converted 30,000 shares of Series A convertible preferred stock into 120,000 shares of the Company's common stock at the request of the Series A convertible preferred stock holder.

During the first quarter of 2004, the Company received payment of $50,000 on a Series A Convertible Preferred Stock subscription and issued 50,000 shares of Series A convertible preferred stock that was issuable at December 31, 2003.

During the first quarter of 2004, the Company sold 25,000 shares of Series A convertible preferred stock for cash at $1.00 per share for total proceeds of $25,000.

During the first quarter of 2004, the Company issued 24,000 shares of Series A convertible preferred stock for services totaling $24,000 that was accrued for as a liability at December 31, 2003. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first quarter of 2004, the Company issued 12,500 shares of its Series A convertible preferred stock for consulting services totaling $12,500. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first quarter of 2004, the Company recorded $52,000 and $24 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A convertible preferred stock and Series B convertible preferred stock, respectively. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio (four-for-one for Series A and one thousand-for-one for Series B). This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $52,024 was recorded as a preferred stock dividend. Additionally, during the first quarter of 2004, the Company recorded Series A convertible preferred stock dividends of $67,709 and Series B convertible preferred stock dividends of $3,748.

NOTE 8 OTHER EQUITY TRANSACTIONS
--------------------------------

During February 2004, 6,700,000 shares of the Company's common stock were issuable by the exercise of the $0.50 warrants from the private placement. The Company received $3,200,000 ($2,719,054 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of these warrants. This $150,000 was recorded as stock subscribed at March 31, 2004. The Company recorded 6,700,000 shares of the Company's common stock as issuable at March 31, 2004 related to the exercise of these warrants.

During February 2004, the Company issued 5,900,000 shares of its issuable common stock related to the 2003 private placement.

On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to i) promptly issue the 379,907 shares of common stock from the 2003 cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, ii) Swartz shall retain the 100,000 shares of stock that had been issued during 2002 per the initial agreement and then were not valid as put shares as the put transaction was never executed, but the shares had been issued to Swartz and
iii) the investment agreement between the Company and Swartz shall terminate subject to the completion of items i - iii above. During February 2004, the Company issued the 379,907 shares of common stock (without any restrictive legends). The 100,000 shares of the Company's common stock issued were valued at $104,000 using the quoted marked price on the date of settlement. This $104,000 settled the $100,000 commitment payable that was owed to Swartz and the remaining $4,000 was recognized as a settlement loss.

A plaintiff alleged he held a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company believed the note was not valid; however, as a contingency, the Company recorded a total of $328,058 in accrued expenses at December 31, 2003 related to this matter. On February 5, 2004, the Company satisfied this disputed note with 60,000 shares of the Company's common stock. These shares were valued at $60,600 based upon the quoted trading price of $1.01 on the settlement date. The Company recorded a settlement gain of $267,458 in February 2004.

During the first quarter of 2004, the Company issued 50,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in additional subscriptions receivable of $1,250 for a total issuance price of $1,250 or $.025 per share.

On January 3, 2004, the Company issued 100,000 shares of its common stock to an individual for services. These shares were valued at $106,000 using the quoted marked price on the date of grant.

During March 2004, an individual exercised a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.20 per share. The Company recorded a subscription receivable of $20,000 at March 31, 2004. The Company received the $20,000 during April 2004.

During March 2004, a former employee exercised an option to purchase 5,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company received $2,000 for the exercise of this option.

Certain notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares issued were valued at $11,500 based on the quoted trading price of $0.92 on the settlement date and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004 (See Note 5).

During the first quarter of 2004, the Company issued warrants to an employee and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued under the intrinsic value method of APB 25 and will be recorded as compensation expense over the service period. These warrants were valued at $149,000 with a $54,267 charge to compensation expense during the first quarter of 2004 and the remaining $94,733 recorded as deferred compensation at March 31, 2004.

During the first quarter of 2004, the Company granted a warrant to a service provider to purchase 20,736 shares of its common stock at an exercise price of $0.25 expiring January 21, 2007. The warrant was valued at $20,041 which was charged to consulting expense immediately since the services were considered completed. The warrants were valued using the Black-Scholes option pricing model.

During 2003, the Company recorded $250,000 stock subscribed based upon a subscription agreement the Company had with an investor. This has not been fulfilled and the Company does not expect to receive the $250,000 subscription receivable. The subscription agreement did not have an expiration date; however, the Company sent a letter to the investor stating the investor had one week to fulfill the subscription agreement or the subscription agreement would not be valid. The Company has not received a response from the investor.

NOTE 9 OTHER SETTLEMENTS
------------------------

During the first quarter of 2004, the Company settled several payables owed and recorded a settlement gain of $29,771 during the first quarter of 2004 related to these settlements.

NOTE 10 SUBSEQUENT EVENTS
-------------------------

On April 15, 2004, the Company issued a warrant to purchase 600,000 shares of its common stock for services. This warrant was valued at $402,360 using the Black Scholes Option model. The Company will record an expense related to this warrant over the 90-day agreement period the services will be performed.

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

OVERVIEW

New Millennium Media International, Inc. ("NMMI", "the Company") has redirected its business focus from the EyeCatcherPlus and the traditional Light Emitting Diode (LED) signage to the commercialization of its OnScreen(TM) technology. It has completed a successful working prototype and will begin production of the OnScreen(TM) products during 2004 with the first delivery expected in late 2004. The OnScreen(TM) LED display architecture, which has a patent pending, is a new generation of bright LED video display architecture that is expected to provide key design improvements in cost, weight and brightness of LED displays for such applications as compact portable signage, billboards, large outdoor venue video screens and outdoor video advertising. This current technology has been incorporated into an innovative product, RediAlert, using the OnScreen(TM) technology. RediAlert is a rapid dispatch emergency sign intended to be used by emergency personnel.

Since the Company redirected its focus to the Onscreen(TM) technology, the Company does not expect to record significant revenues until it implements its OnScreen(TM) business plan strategy. The Company's three-part business plan includes: A) implementing a broad intellectual property licensing program to commercialize the OnScreen(TM) technology, B) creating and producing component intellectual property of certain support components necessary for successful OnScreen(TM) deployment and C) refinement of its OnScreen(TM) products (through outsourcing or in-house fabrication or licensing) and launching these products.

During the first quarter of 2004, NMMI paid the inventor of the OnScreen(TM) technology $575,000 for the remaining royalty payments and to receive all of the inventor's contract rights, including all royalty rights in the OnScreen(TM) License Agreement. This conveyance resulted in NMMI owning 100% of the OnScreen(TM) licensing rights. Also on February 3, 2004, the President and CEO relinquished all his rights in consideration for 1% of all revenue derived from any licensing fees received by NMMI in connection with the OnScreen(TM) technology. Additionally, on February 3, 2004 an agreement was entered into with a third party whereby, in consideration for the third party relinquishing any claim to any of the benefits of the OnScreen(TM) technology, NMMI agreed to pay this third party (that owned certain minority licensing rights) $150,000 within 5 days after receipt by NMMI of the proceeds of the private placement and exercise of the $0.50 and $0.75 warrants issued to the private placement unit holders plus an annual percentage of NMMI's revenues declining annually from 5% to 2% and thereafter at 2% in perpetuity. In the event of a change in control of NMMI, the percentage of revenue shall terminate and NMMI must make a single payment transaction fee to this third party ranging from 10% of the OnScreen(TM) appraised value up to $200,000,000 which percentage decreases to 0% if the appraised value exceeds $600,000,000.

As part of the shift of the business focus, NMMI assigned its EyeCatcherPlus business to a marketing company, subject to a security interest retained by NMMI and a 15% non-dilutive ownership interest in the marketing company. This assignment includes all rights to both the IllumiSign-EyeCatcher and Front-Lit EyeCatcher Powered by Insight that had been the mainstay of NMMI over the past years. Although the EyeCatcherPlus and the mobile LED jumbo screen truck are believed to be economically viable, management, in conjunction with the investors, made the decision to ultimately divest the Company of the EyeCatcherPlus and mobile LED unit in favor of total focus on the OnScreen(TM) development and marketing. As a part of this new focus, NMMI is currently negotiating for conveyance of the mobile truck mounted LED unit. The Company's plan is to focus all of its resources on the commercialization of the OnScreen(TM) technology. Through a licensing agreement and some established accounts, the Company will receive some revenue from its mobile LED boards and the motion display boards during 2004. The Company presently conducts all marketing in-house and continues to use the EyeCatcherPlus logo, marketing material and website.

As an integral part of this focus, the Company retained the expertise of an experienced Chief Financial Officer with operations experience and solidified an already existing relationship with the Chief Technical Officer. These additions to management brought about a reevaluation of the employment contract with the current Company President/Chief Executive Officer which resulted in an increase of compensation and bonus.

Management continues to analyze the Company's operations and streamline where appropriate. Management continues to explore additional cost savings strategies, including the reduction in headcount.

During the first quarter of 2004, NMMI continued to incur significant losses from operations. The Company incurred a net loss of $1,531,421 for the quarter ended March 31, 2004.

A priority of management during the first six months of 2004 has been and is to raise the capital needed to continue to fund the development of the Company's OnScreen(TM) products. During the first quarter of 2004, the Company received proceeds of $2,719,054, net of offering costs, from the exercise of the $0.50 warrants that were issued to the 2003 private placement unit holders. Management is continuing to pursue the balance of the funding from the private placement. These funds will be needed to fund the development of the OnScreen(TM) products and the Company's operations until the Company brings the OnScreen(TM) products to market.

Intellectual Property
---------------------
We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, we intend to pursue the registration of our trademarks and service marks in the U.S. and internationally.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results the Company reports in its financial statements. Some of the Company's accounting policies require its management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions. Below, the Company discusses this further, as well as the estimates and judgments involved.

Asset Impairment
----------------
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Allowance for Doubtful Accounts
-------------------------------
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectibility of its trade receivables. At the point in time the Company determines that the customer may not be able to meet its full obligation to the Company, the Company records an allowance for doubtful accounts for the amounts the Company estimates are not collectable. Any changes in these estimates could impact the Company's statement of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

General
-------
The Company's cash and cash equivalents balance at March 31, 2004 is $2,103,965. Its working capital balance at March 31, 2004 is $1,319,991. Heretofore, the Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
-----------------------
The Company's operating requirements generated a negative cash flow from operations of $1,070,835 for the three months ended March 31, 2004. This includes payments made primarily for deposits and insurance of $156,239 which were recorded in the prepaid expense asset account and payments to settle several existing payables and accrued expenses which reduced the payables and accruals by $210,596 from December 31, 2003. The Company does not expect to have significant cash settlement payments during the remainder of 2004.

During 2003 and the first quarter of 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. During the remainder of 2004, the Company will continue to issue stock and warrants as a form of payment as needed to conserve its cash.

As the Company continues to redirect its business focus to the OnScreen(TM) technology during 2004, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue and will continue to use cash in its operating activities until its OnScreen(TM) product is commercialized which is expected to be in late 2004.

Capital Expenditures
--------------------
During the first quarter of 2004, the Company made payments of $575,000 as discussed above for the remaining OnScreen(TM) royalty payments and receipt of the inventor's contract rights, including all royalty rights in the OnScreen(TM) License Agreement of which $522,500 of these payments were recorded as an investment in technology rights and will be amortized over a 20 year life. These payments resulted in NMMI owning 100% of the OnScreen(TM) licensing rights.

The Company invested approximately $10,000 in equipment during the first quarter of 2004. During the remainder of 2004, the Company anticipates that its capital expenditures should not significantly change. The Company plans to outsource the production of its products. If this changes and the Company produces the OnScreen(TM) products in-house, the Company will have additional capital expenditures related to investment in facilities and infrastructure to produce the products in-house.

Financing activities
--------------------
During the first quarter of 2004, the Company paid certain note holders in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. Also, the Company satisfied a $50,000 note during the first quarter of 2004. At March 31, 2004, there remained a notes and loans payable balance of $209,813 of which a loan for $2,511 plus interest was paid in April. The Company expects the note holder of the remaining $207,301 to exercise their right to convert the note to common stock, if not the Company expects to pay this note in full during 2004.

The Company paid $110,587 of Series A Convertible Preferred Stock dividends during the first quarter of 2004 and the Company will have Series A and Series B Convertible Preferred Stock dividend payments going forward.

During the first quarter of 2004, the company received $75,000 from the sale of Series A Convertible Preferred Stock.

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

During February 2004, 6,700,000 shares of common stock were issuable by the exercise of Warrant #1. The Company received $3,200,000 ($2,719,054 net of cash offering costs) of cash, will receive $20,000 cash that is currently in escrow and received notes for $130,000 related to the exercise of these warrants.

Recap of liquidity and capital resources
----------------------------------------
The Company believes that the cash that was and will be generated from the late 2003 private placement, including the exercise of Warrant #2 and the cash generated from operations, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect its revenue stream to be sufficient to cover costs of operations in the immediate future. The company is now in the process of marketing the OnScreen(TM) product, manufacturing rights and licensing rights. Management expects the OnScreen(TM) technology to be commercialized during the fourth quarter of 2004 and to begin generating revenue from the OnScreen(TM) product line by the end of 2004. The Company cannot assure you that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. If additional funding is needed, the Company will attempt to raise these funds through borrowing instruments or raising additional equity. The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

RESULTS OF OPERATIONS

Revenue
-------
The revenue for the three-month period ending March 31, 2004 was $34,159 comprised mainly of LED truck revenue of $29,000. The revenue for the three-month period ending March 31, 2003 was $112,733 comprised mainly of $62,700 from the sale of boards and $33,000 from LED truck revenue. This decrease in revenue of $78,574 is primarily the result of the refocus of the business from the EyeCatcherPlus to the OnScreen(TM) technology. The Company expects to have lower revenue during the remainder of 2004 compared to 2003 as a result of this refocus.

It is anticipated that by year end 2004 all direct revenue from the EyeCatcherPlus and mobile LED truck will cease. The Company expects to continue to receive indirect revenue from its assignment of the EyeCatcherPlus business. Although the Company is no longer seeking new EyeCatcherPlus customers because of the assignment of the EyeCatcherPlus business, NMMI is still encouraging new business development for the mobile LED truck because it remains a source of revenue and management feels that the sale of the mobile LED truck can better be marketed as a revenue producing element. Management expects the OnScreen(TM) technology to be commercialized during the fourth quarter of 2004 and to begin generating revenue from the OnScreen(TM) product line by the end of 2004.

Cost of revenue
---------------
There was no cost of revenue for the three months ending March 31, 2004 compared to $74,660 for the same period during 2003. The 2003 cost of sales were primarily related to the sale of boards.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $456,990 for the three months ended March 31, 2003 to $1,659,739 for the same period during 2004. This increase of $1,202,749 is primarily the result of increased consulting expenses of approximately $848,000 and increased compensation expenses of approximately $286,000.

The majority of the increase in the consulting expense of approximately $848,000 was paid with the issuance of common stock and warrants during late 2003. The Company has $723,677 remaining in deferred consulting which the majority of this will be expensed during the remainder of 2004.

The $286,000 increase in compensation expense in 2004 compared to 2003 is the result of hiring the required talent to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the end of the year. This increase includes $145,000 of non-cash stock and warrant compensation.

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

The company anticipates its sales and marketing and its technology department expenditures to increase during the remainder of 2004 due to the commercialization and marketing of its OnScreen(TM) product by late 2004 while the remaining general and administrative costs are anticipated to decrease compared to the first quarter of 2004.

Research and Development
------------------------
The research and development costs are related to the OnScreen(TM) technology that the Company acquired the rights to use. The $129,947 increase in research and technology costs during the first quarter of 2004 compared to the first quarter of 2003 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2004 compared to 2003.

Settlement Gain (Loss), Net
---------------------------
The settlement gain for the three months ending March 31, 2004 compared to the same period in 2003 increased $287,893. This increase is due mainly to the settlement of a disputed convertible promissory note in the principal amount of $234,869 plus 8% interest accruing from the note date of August 1999. On February 5, 2004, the Company satisfied this disputed obligation with 60,000 shares of the Company's common stock. These shares were valued at $60,600 and the Company recorded a settlement gain of $267,458 in February 2004.

Interest Expense
----------------
The interest expense for the three months ending March 31, 2004 of $55,512 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes.

The interest expense for the three months ending March 31, 2003 of $45,744 includes $28,000 of non-cash interest related to the value of options issued under default provisions of certain notes.

At March 31, 2004, the Company owes $209,813 of notes payable of which $2,511 was paid during April of 2004 and the Company anticipates the note holder of the remaining $207,301 to convert the note to common stock during 2004. The Company anticipates the interest expense for the remainder of 2004 to be lower than 2003 interest expense.

Net Loss
--------
The Net Loss increased $1,046,903 from the first quarter of 2003 ($484,518) compared to the first quarter of 2004 ($1,531,421). This $1,046,903 increase in net loss is mainly the result of the redirection of the Company's business focus to the OnScreen(TM) technology and the related increase in research and development, consulting and general and administrative costs to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the end of the year.

Preferred Stock Dividends
-------------------------
During the first quarter of 2004, the Company recorded $52,000 and $24 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. (see footnote 7 to the financial statements). For financial statement purposes, this $52,024 was recorded as a preferred stock dividend. Additionally, during the first quarter of 2004, the Company recorded Series A Convertible Preferred Stock dividends of $67,709 and Series B Convertible Preferred Stock dividends of $3,748.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

COMMON STOCK ISSUED

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During January 2004, the Company issued 100,000 shares of its common stock to an individual for services performed. These services were valued at $106,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. On February 3, 2004, the Company entered into a settlement and termination of a 2000 investment agreement. In conjunction with this settlement, the Company issued 100,000 shares of its common stock to terminate this investment agreement. The 100,000 shares of the Company's common stock issued were valued at $104,000. This $104,000 settled the $100,000 commitment payable that was owed to Swartz and the remaining $4,000 was recognized as a settlement loss. The Company also issued 379,907 shares of its common stock from the cashless exercise of certain warrants that were issued previously to this company.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. On February 5, 2004, the Company issued 60,000 shares of its common stock in satisfaction of a disputed note which resulted in a $267,458 settlement gain. These shares were valued at $60,600.

The Company relied on Regulation D, Rule 506 under the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During February 2004, the Company issued 5,900,000 shares of its common stock related to the 2003 private placement. In 2003, the Company had received $1,457,000 for these shares.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2004, the Company issued 50,000 shares of its common stock pursuant to exercises of options granted under the default provisions of certain promissory notes for the exercise price of $1,250. During March 2004, the Company issued 12,500 shares of its common stock along with cash as satisfaction in full of these notes payable. These shares issued were valued at $11,500.

SERIES A CONVERTIBLE PREFERRED STOCK ISSUED

Series A Convertible Preferred Stock converts to four shares of common stock and pays a 10% annual dividend.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During January 2004, the Company issued 75,000 shares of its Series A Convertible Preferred Stock for $75,000 for which commitment was made in 2003.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During January 2004, the Company issued 24,000 shares of its Series A Convertible Preferred Stock for services performed during 2003 valued at $24,000 which was accrued at December 31, 2003.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2004, the Company issued 12,500 shares of its Series A Convertible Preferred Stock for services performed during 2003 valued at $12,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                              Description

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 10th day of May 2004.

                                  New Millennium Media International, Inc.
                                  (Registrant)

                                  by: /s/ John "JT" Thatch
                                      ------------------------------------------
                                      John "JT" Thatch as President/CEO/Director

                                  by: /s/ Mark R. Chandler
                                      ------------------------------------------
                                      Mark R. Chandler as COO/CFO

                                  by: /s/ Russell L. Wall
                                      ------------------------------------------
                                      Russell L. Wall  Director/Audit Committee