Form 10QSB
period 2004-06-30
ONSCREEN TECHNOLOGIES INC
filed 2004-08-13
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2004
                         Commission File Number 0-29195


                           ONSCREEN TECHNOLOGIES, INC.
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

                           John "JT" Thatch, President
                                 (727) 797-6664
                           OnScreen Technologies, Inc.
                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
            (Name, Address and Telephone Number of Agent for Service)

                    New Millennium Media International, Inc.
                                  (Former name)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of July 15, 2004 there were 30,551,361 shares of the Company's common stock outstanding and an obligation to issue 3,110,978 additional common stock shares, 2,785,580 shares of Series A Convertible Preferred Stock outstanding and an obligation to issue 25,620 shares of Series B Convertible Preferred Stock.

                           ONSCREEN TECHNOLOGIES, INC.


                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1   Financial Statements .................................................3
         Condensed Balance Sheets..............................................3
         Condensed Statements of Operations....................................4
         Condensed Statements of Cash Flows....................................5
         Notes to the Condensed Financial Statements...........................7
Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................14
         Overview.............................................................15
         Intellectual Property................................................16
         Critical Accounting Policies.........................................16
         Liquidity and Capital Resources......................................17
         Results of Operations................................................19
Item 3   Controls and Procedures..............................................21

                                     Part II

Item 1   Legal Proceedings....................................................22
Item 2   Changes in Securities................................................22
Item 3   Defaults Upon Senior Securities......................................22
Item 4   Submission of Matters to a Vote of Security Holders..................23
Item 5   Other Information....................................................23
Item 6   Exhibits and Reports on Form 8-K.....................................23
         Signatures...........................................................24
         Exhibits.............................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         JUNE 30,
                                                                                           2004         December 31,
                                                                                        (UNAUDITED)         2003
                                                                                       ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                                              $  1,780,086     $  1,323,923
Accounts receivable, net of allowance for doubtful accounts of $23,492 at June 30,
  2004 and $149,907 at December 31, 2003                                                     18,921            4,584
Prepaid expenses and other current assets                                                   108,306               --
                                                                                       ------------     ------------
TOTAL CURRENT ASSETS
                                                                                          1,907,313        1,328,507
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $625,254 AT JUNE 30,
   2004 AND $543,308 AT DECEMBER 31, 2003                                                   515,648          569,711
                                                                                       ------------     ------------
OTHER ASSETS

Due from affiliate                                                                           14,289            3,646
Technology rights, net of accumulated amortization of $107,917 at June 30, 2004             414,583               --
Other assets                                                                                 41,630           21,276
                                                                                       ------------     ------------
TOTAL OTHER ASSETS                                                                          470,502           24,922
                                                                                       ------------     ------------
TOTAL ASSETS                                                                              2,893,463     $  1,923,140
                                                                                       ============     ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------
CURRENT LIABILITIES
Notes and loans payable                                                                $         --     $    537,979
Accounts payable and other payables                                                         161,745          540,942
Accrued expenses                                                                            313,600          513,929
Accrued compensation                                                                         71,305          216,689
Deferred revenues                                                                            50,203           58,238
Deferred gain on sale of future revenues                                                         --          150,000
                                                                                       ------------     ------------
TOTAL CURRENT LIABILITIES                                                                   596,853        2,017,777
                                                                                       ------------     ------------
ACCRUED COMPENSATION PAYABLE WITH COMMON STOCK                                               52,499               --
                                                                                       ------------     ------------
TOTAL LIABILITIES                                                                           649,352        2,017,777

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
     Series A, Preferred stock, 5,000,000 shares authorized,
         2,720,580 and 2,639,080 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively;
         liquidation preference of $2,720,580 at June 30, 2004                                2,721            2,639
     Convertible Series B preferred stock, 30,000 shares authorized, no
         shares issued and outstanding, liquidation preference of $240 per share                 --               --
Preferred stock Series A issuable, at par value (120,000 shares at June 30, 2004
    and 50,000 shares at December 31, 2003)                                                     120               50
Preferred stock Series B issuable, at par value (24,636 shares at June 30, 2004)                 25               --
Common stock, par value $0.001; 150,000,000 shares authorized,
     29,610,625 and 13,589,776 shares issued and outstanding at
     June 30, 2004 and December 31, 2003, respectively                                       29,611           13,590
Common stock issuable, at par value.  (4,082,381 and 8,199,907 shares at
     June 30, 2004 and December 31, 2003, respectively)                                       4,082            8,200
Additional paid-in capital                                                               20,243,037       13,125,449
Accumulated deficit                                                                     (16,701,183)     (11,408,933)
                                                                                       ------------     ------------
                                                                                          3,578,413        1,740,995

Less deferred consulting expense                                                           (174,136)      (1,418,307)
Less deferred compensation expense                                                         (510,166)              --
Less subscriptions receivable                                                            (1,062,000)        (417,325)
                                                                                       ------------     ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                   2,244,111          (94,637)
                                                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                $  2,893,463     $  1,923,140
                                                                                       ============     ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                              JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004    JUNE 30, 2003
                                               ------------     ------------     ------------     ------------
REVENUES                                       $     47,034     $     90,444     $     81,193     $    203,177

COST OF REVENUES                                        488            1,161              488           75,821
                                               ------------     ------------     ------------     ------------

GROSS PROFIT                                         46,546           89,283           80,705          127,356

OPERATING EXPENSES
Selling, general and administrative               3,416,356          719,975        5,076,095        1,176,965
Research and development                            201,084               --          359,241           28,200
Bad debt                                             11,638           71,624           11,638           87,032
                                               ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSES                          3,629,078          791,599        5,446,974        1,292,197
                                               ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                             (3,582,532)        (702,316)      (5,366,269)      (1,164,841)
                                               ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
Other income                                         11,254           16,650           18,810           28,022
Settlement gain (loss), net                          15,029          300,116          315,301          312,495
Interest expense                                     (8,558)         (27,126)         (64,070)         (72,870)
                                               ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE), NET                    17,725          289,640          270,041          267,647
                                               ------------     ------------     ------------     ------------

NET LOSS                                         (3,564,807)        (412,676)      (5,096,228)        (897,194)

Preferred Stock Dividends                           (72,541)         (76,432)        (196,022)         (76,432)
                                               ------------     ------------     ------------     ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS      $ (3,637,348)    $   (489,108)    $ (5,292,250)    $   (973,626)
                                               ============     ============     ============     ============
Basic and Diluted Loss Per Common Share:       $      (0.13)    $      (0.05)    $      (0.19)    $      (0.09)
                                               ============     ============     ============     ============
Weighted average common shares outstanding       28,814,299       10,741,782       28,235,562       10,618,024
                                               ============     ============     ============     ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                           FOR THE SIX MONTHS ENDED,
                                                                                        JUNE 30, 2004    JUNE 30, 2003
                                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                 $ (5,096,228)    $   (973,626)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                       1,827,335          169,280
       Stock based settlement gain, net                                                      (300,272)         (12,379)
       Non-cash interest expense for stock issued to noteholders that were in default          46,500           37,750
       Non-cash interest expense                                                               17,571               --
       Gain on forgiveness of accrued penalties                                                               (300,000)
       Bad debt                                                                                11,638           87,032
       Amortization of technology rights                                                      107,917               --
       Amortization of deferred consulting                                                  1,646,531               --
       Amortization of deferred compensation                                                  130,209               --
       Compensation expense payable in common stock                                           135,624               --
       Depreciation                                                                            82,608           86,096
       Other non-cash income                                                                       --             (354)
(INCREASE) DECREASE IN ASSETS:
       Accounts receivable and other receivables                                              (25,975)         (92,550)
       Due from affiliate                                                                     (10,643)              --
       Prepaid expenses                                                                      (108,306)              --
       Deferred royalty expense                                                                    --           50,000
       Deposits and other assets                                                              (20,354)              --
INCREASE (DECREASE) IN LIABILITIES:
       Notes and loans payable - related party-accrued interest                                    --            5,485
       Accounts payable and accrued expenses                                                 (421,297)         202,267
       Deferred revenues                                                                       (8,035)          27,109
       Accrued commitment penalty                                                                  --          100,000
                                                                                         ------------     ------------
               NET CASH USED IN OPERATING ACTIVITIES                                       (1,985,177)        (613,890)
                                                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                       (522,500)              --
       Purchase of property and equipment                                                     (28,545)           1,500
       Proceeds from sale of property and equipment                                                --               --
                                                                                         ------------     ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (551,045)           1,500
                                                                                         ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                   (115,842)              --
       Proceeds from notes and loans payable                                                       --           87,500
       Payments on notes and loans payable                                                   (302,511)              --
       Proceeds from exercise of warrants and options, net of offering costs                3,335,738               --
       Proceeds from issuance of preferred stock - Series A                                    75,000          550,000
                                                                                         ------------     ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,992,385          637,500
                                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     $    456,163     $     25,110
Cash and Cash Equivalents at Beginning of Year                                              1,323,923           16,335
                                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $  1,780,086     $     41,445
                                                                                         ============     ============

(CONTINUED)

(CONTINUED)

                                                                                           FOR THE SIX MONTHS ENDED,
                                                                                        JUNE 30, 2004    JUNE 30, 2003
                                                                                         ------------     ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Debt and accrued interest settled with Series A preferred stock                      $         --    $     27,500
                                                                                         ============    ============
    Common stock issued for subscriptions receivable                                     $         --    $      1,250
                                                                                         ============    ============
    Accrued compensation settled with Series A preferred stock                           $     24,000    $         --
                                                                                         ============    ============
    Debt and accrued liability settled with common stock                                 $    391,961    $         --
                                                                                         ============    ============
    Subscription receivable paid with reduction of notes payable                         $     18,575    $         --
                                                                                         ============    ============
    Conversion of Series A convertible preferred stock to common stock                   $         30    $         --
                                                                                         ============    ============
    Series A preferred stock dividend resulting from intrinsic value of convertible
      preferred stock                                                                    $     52,000    $         --
                                                                                         ============    ============
    Series B preferred stock dividend resulting from intrinsic value of convertible
      preferred stock                                                                    $         24    $         --
                                                                                         ============    ============

                 See accompanying notes to financial statements

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN
----------------------------------------------

During the annual meeting of the shareholders, the shareholders voted to change the name from New Millennium Media International Inc. to OnScreen Technologies, Inc. to reflect the redirection of the company.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $5,096,228 and cash used in operations of $1,985,177 for the six months ended June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) product to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-KSB for the year ended December 31, 2003.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 REVENUE
--------------

During 2004, the Company focused on development of its OnScreen(TM) technology and related products. Currently, the OnScreen(TM) products are in the development stage. In conjunction with this focus, the Company conveyed and assigned its right, title and interest relating to Eyecatcherplus displays to a third party during 2004. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays.

NOTE 3 LOSS PER COMMON SHARE
----------------------------

Common stock equivalents in the three- and six-month periods ended June 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 4 INCOME TAXES
-------------------

The Company has not recognized an income tax benefit for its operating losses generated in the three- and six-month periods ended June 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three- and six-month periods ended June 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 5 STOCK BASED EMPLOYEE COMPENSATION
----------------------------------------

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended June 30, 2004 and 2003:

                                              Three months ending June 30,       Six months ending June 30,
                                                 2004             2003             2004             2003
                                             ------------     ------------     ------------     ------------
Net Loss Available to Common
     Stockholders:
Net loss available to common
     stockholders, as reported               $ (3,637,348)    $   (489,108)    $ (5,292,250)    $   (973,626)
     Plus: Intrinsic value of
           compensation costs included in
           net loss                                38,067           70,000           92,334           70,500

     Deduct: Fair value of stock-based
           employee compensation costs            (49,960)        (194,650)        (121,040)        (196,006)
                                             ------------     ------------     ------------     ------------

Pro forma net loss                           $ (3,649,241)    $   (613,758)    $ (5,320,956)    $ (1,099,132)
                                             ============     ============     ============     ============

Loss per share:

Basic and Diluted - as reported              $      (0.13)    $      (0.05)    $      (0.19)    $      (0.09)
                                             ============     ============     ============     ============
Basic and Diluted - pro forma                $      (0.13)    $      (0.06)    $      (0.19)    $      (0.10)
                                             ============     ============     ============     ============

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 6 NOTES PAYABLE
--------------------

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

During May, a noteholder exercised the right to convert a $215,861 note into 863,442 shares of the Company's common stock.

NOTE 7 COMMITMENTS
------------------

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

On February 3, 2004, an addendum was made to the President's employment agreement whereby the Company agreed to cap the President's entitlement to shares of common stock at 3,000,000 and pay him one percent of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) technology, provided that the Company consummates the private placement in its entirety and receives the portion of the unit purchase price to which it is entitled. During the six months ended June 30, 2004, the Company issued 1,040,000 shares and recorded 626,312 shares as issuable which brings the number of shares issued and issuable to the President/CEO to 3,000,000. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the Director of Research and Development's salary is $150,000).

On February 5, 2004, the agreement with the Director of Research and Development was extended with an effective date of November 1, 2003 for a three-year term with the title changing to Director of Research and Development and Chief Technology Officer. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. $120,000 of the first year's salary is to be paid in cash and the remaining $30,000 will be accrued. The full salary will be paid in cash when the

Company achieves a positive cash flow for two consecutive months. The accrued compensation will be paid when the Company reaches aggregate sales of $2.5 million or at the employee's option he may procure stock through the employee stock option plan. This employee has a right to 450,000 shares of the Company's common stock, these shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. These 450,000 shares were issued during the second quarter of 2004.

(B)   ROYALTY, LICENSE FEE AGREEMENTS AND TECHNOLOGY RIGHTS

On January 14, 2004, a licensor agreed to accept $175,000 in lieu of the remaining $250,000 minimum payment owed during 2004, which the Company paid on January 15, 2004 and the licensor agreed to accept an additional $400,000 by March 31, 2004 for the licensor to convey to the Company its 25% royalty right in the OnScreen(TM) License Agreement. This $400,000 was paid on March 16, 2004. After this payment, there are no more royalty payments owed to this licensor and now the Company retains 100% ownership of the OnScreen(TM) license. The Company recorded $52,500 as a reduction in accrued royalty payments and the remaining $522,500 of the $575,000 payments as a technology right intangible asset to be amortized over the estimated life of the technology of twenty years.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen(TM) (including the 11.25% license payments), the Company paid to this third party during June 2004 $150,000 plus agreed to pay an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen(TM) revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen(TM) appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

(C)   OTHER COMMITMENTS

On February 3, 2004 (and amended June 15, 2004), the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive Time Network (except to its Display assets) as well as the right for the third party to place the Company's EyeCatcherPlus Displays. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays. The five percent fee will continue until the Company receives the pre-agreed total amount for the Displays. The third party shall issue fifteen percent of its stock to the Company at the time of the agreement. The Company recorded this 15% investment at -0- during 2004. During second quarter 2004, the Company issued a warrant to purchase 200,000 shares of its common stock to this third party. During the first six months of 2004, the Company contributed $5,000 monthly for five months to this third party.

NOTE 8 PREFERRED STOCK
----------------------

On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due annual dividends at $1 per share, payable quarterly; as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share.

On February 5, 2004, in order to receive the private placement funding from the unit holders, the Company's Board of Directors approved issuing 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrants of the private placement and 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrants of the private placement. As of June 30, 2004, the Company recorded 24,636 shares of Series B Convertible Preferred Stock as issuable. This is comprised of 12,000 Series B shares issuable to the private placement unit holders, 12,000 Series B shares issuable to the $0.50 warrant holders who all exercised their warrants during the first quarter of 2004 and 636 Series B shares issuable to some of the $0.75 warrant holders who exercised their warrants during the second quarter of 2004.

During March 2004, the Company converted 30,000 shares of Series A convertible preferred stock into 120,000 shares of the Company's common stock at the request of the Series A convertible preferred stock holder.

During the first six months of 2004, the Company received payment of $50,000 on a Series A Convertible Preferred Stock subscription and issued 50,000 shares of Series A convertible preferred stock that was issuable at December 31, 2003.

During the first six months of 2004, the Company sold 25,000 shares of Series A convertible preferred stock for cash at $1.00 per share for total proceeds of $25,000.

During the first six months of 2004, the Company issued 24,000 shares of Series A convertible preferred stock for services totaling $24,000 that was accrued for as a liability at December 31, 2003. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first six months of 2004, the Company issued 12,500 shares of its Series A convertible preferred stock for consulting services totaling $12,500. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first six months of 2004, the Company recorded $52,000 and $24 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A convertible preferred stock and Series B convertible preferred stock, respectively. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio (four-for-one for Series A and one thousand-for-one for Series B). This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $52,024 was recorded as a preferred stock dividend. Additionally, during the first six months of 2004, the Company recorded Series A convertible preferred stock dividends of $134,250 and Series B convertible preferred stock dividends of $9,748.

At June 30, 2004, the Company recorded a Series A Preferred Stock Issuable of $120 in conjunction with the Chief Financial Officer's employment agreement. These 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $100,000 deferred and $20,000 expensed as of June 30, 2004.

NOTE 9 OTHER EQUITY TRANSACTIONS
--------------------------------

During February 2004, the Company issued 5,900,000 shares of its issuable common stock related to the 2003 private placement.

During February 2004, 6,700,000 shares of the Company's common stock were issuable by the exercise of the $0.50 warrants from the private placement. The Company received $3,350,000 ($2,867,054 net of cash offering costs) of cash related to the exercise of these warrants. During May 2004, the Company issued the 6,700,000 shares of the Company's common stock related to the exercise of these warrants.

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

During the first quarter of 2004, the Company issued 50,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in additional subscriptions receivable of $1,250 for a total issuance price of $1,250 or $0.025 per share.

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

During the first quarter of 2004, the Company issued warrants to an employee and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued at $149,000 under the intrinsic value method of APB 25 and will be recorded as compensation expense over the service period.

During the first quarter of 2004, the Company granted a warrant to a service provider to purchase 20,736 shares of its common stock at an exercise price of $0.25 expiring January 21, 2007. The warrant was valued at $20,041 which was charged to consulting expense immediately since the services were considered completed. The warrants were valued using the Black-Scholes option pricing model. During June 2004, this warrant and another warrant to purchase 100,000 additional shares of the Company's common stock were exercised. The Company received $30,184 of cash and recorded a common stock issuable of $121 related to the 120,736 shares of common stock that are issuable at June 30, 2004.

On April 15, 2004, the Company issued a warrant to purchase 600,000 shares of its common stock for services. This warrant was valued at $402,360 using the Black Scholes Option model. The Company will record the expense related to this warrant over the 90-day agreement period the services are performed. During June 2004, this warrant and another warrant to purchase an additional 600,000 shares of the Company's common stock were exercised. The Company received $150,000 of cash and recorded a subscriptions receivable for the remaining $300,000. The Company recorded a common stock issuable of $1,200 related to the 1,200,000 shares of common that are issuable at June 30, 2004.

During May 2004, the Board of Directors extended the exercise date of the $0.75 warrants from May 30, 2004 to June 30, 2004.

As discussed above in the notes payable section, during May, a noteholder exercised her right to convert her $215,861 note into 863,442 shares of the Company's common stock.

During June 2004, the Company issued warrants to purchase 525,000 shares of its common stock for services to two parties. These warrants were valued at an aggregate of $255,765 using the Black Scholes Option model. The Company recorded the expense related to these warrants during June 2004.

During June 2004, 335,333 shares of the Company's common stock were issuable and 20,000 shares were issued by the exercise of some of the $0.75 warrants from the private placement. The Company received $266,500 of cash.

During the second quarter of 2004, the Company issued 1,040,000 shares of its common stock to its President/CEO and recorded 626,312 shares as issuable at June 30, 2004 in accordance with his employment agreement. These shares were valued at the quoted trading price of $0.86 on the grant date and the expense of $1,433,028 was recorded during the second quarter of 2004.

During the second quarter of 2004, the Company issued 450,000 shares of its common stock to its Director of Research and Development. The Company has a right to repurchase these shares from the employee for $450 if the employee is terminated for cause or resigns. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. The shares were valued at $454,500 based upon the quoted trading price of $1.01 on the grant date and will be recorded as an expense over the employee's three-year employment agreement.

During 2003, the Company recorded $250,000 stock subscribed based upon a subscription agreement the Company had with an investor. The 1,000,000 shares related to this subscription receivable is recorded as common stock issuable; however these shares are not reflected in the earnings per share calculated. This has not been fulfilled and the Company does not expect to receive the $250,000 subscription receivable. The subscription agreement did not have an expiration date; however, the Company sent a letter to the investor stating the investor had one week to fulfill the subscription agreement or the subscription agreement would not be valid. The Company has not received a response from the investor.

NOTE 10 OTHER SETTLEMENTS
-------------------------

During the six months of 2004, the Company settled several payables owed and recorded a settlement gain of $44,771 during the first six months of 2004 related to these settlements.

NOTE 11 SUBSEQUENT EVENTS
-------------------------

During the first quarter of 2004, the Company received $100,000 and recorded a subscription receivable of $100,000 for 800,000 shares of its common stock. The 800,000 shares were recorded as issuable at March 31, 2004. As of May 31, 2004, the $100,000 stock subscription receivable was due and unpaid. During July 2004, the Company and this party mutually terminated the agreement and the Company paid back the $100,000 originally paid, reduced the subscription receivable of $100,000 to zero and will not issue the 800,000 shares that were recorded as issuable to this investor at June 30, 2004.

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

OVERVIEW

OnScreen Technologies, Inc. is a publicly traded company (OTC-BB:ONSC) focused on commercializing its innovative technology to the world of visual communications. The company concentrates on motion display advertising solutions and seeks to develop innovative approaches to motion advertising products and delivery systems. The Company is focused on the design, development, licensing and sale of LED video displays manufactured with the OnScreen(TM) architecture.

OnScreen Technologies, Inc. is focused on providing next generation LED video displays for the Department of Transportation (DOT), Law Enforcement, Emergency Response, Department of Homeland Security and commercial advertising markets. Utilizing a revolutionary patent pending architecture, OnScreen(TM) technologies' LED displays should provide solutions that are up to 70% lighter than current LED displays and reduce wind loading by up to 75%. The architecture enables the placement of LED signs on existing infrastructure without additional support for the Variable Message Sign market and has resulted in the first truly portable Rapid Dispatch Emergency Signs (RDES). The RediAlert(TM) RDES can fit into any emergency vehicle and provides bright LED illumination in a three foot by five foot display that collapses to the size of a brief case for easy storage. Powered by the vehicle itself, the RediAlert(TM) signs are the first truly portable LED display solution in the world. In addition, all OnScreen(TM) technologies signs can be controlled remotely or on site depending on the specific market requirements.

The OnScreen(TM) architecture is a patent pending technology, which is a new generation in bright LED displays that is expected to provide key design improvements in cost, weight and brightness compared to current LED displays. Applications for OnScreen(TM) technology include but are not limited to, Compact Portable Signage, Variable Message Signage, LED Billboards and Large Outdoor Venue Video Screens. OnScreen(TM) plans to capitalize on the full breadth of the OnScreen(TM) market opportunity via a series of manufacturing, licensing and distribution partnerships.

The company expects deployment of initial OnScreen(TM) products in the first half of 2005. Until these products are deployed, the Company does not expect to record significant revenues. As part of the shift of the business focus, OnScreen(TM) assigned its EyeCatcherPlus business to a marketing company, subject to a security interest retained by OnScreen(TM) and a 15% non-dilutive ownership interest in the marketing company. This assignment includes all rights to both the IllumiSign-EyeCatcher and Front-Lit EyeCatcher Powered by Insight that had been the mainstay of OnScreen(TM) over the past years. Although the EyeCatcherPlus and the mobile LED jumbo screen truck are believed to be economically viable, management made the decision to ultimately divest the Company of the EyeCatcherPlus and mobile LED unit in favor of total focus on the OnScreen(TM) development and marketing. The Company's plan is to focus all of its resources on the commercialization of the OnScreen(TM) technology. Through a licensing agreement and some established accounts, the Company will receive some revenue from its mobile LED truck and the motion display boards during 2004.

During the first quarter of 2004, OnScreen(TM) continued to incur significant losses from operations. The Company incurred a net loss of $5,096,228 for the six months ended June 30, 2004.

A priority of management during the first six months of 2004 has been and is to raise the capital needed to continue to fund the development of the Company's OnScreen(TM) products. During the first six months of 2004, the Company received proceeds of $3,133,554, net of offering costs from the exercise of the $0.50 and some of the $0.75 warrants that were issued to the 2003 private placement unit holders and $202,184 from other warrants and options exercised. Management is continuing to pursue private equity funding. These funds will enable the Company to develop its OnScreen(TM) products and the Company's operations until the Company brings the OnScreen(TM) products to market.

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

A provisional patent was filed August 26, 2002 on the OnScreen(TM) technology. The patent was filed July 23, 2003 on the OnScreen(TM) technology that contains over 50 separate claims. OnScreen(TM) retained Knobbe, Martens, Olson & Bear, LLP to manage our current interests relative to the inventor's prosecution of the full national and international patents.

An additional provisional patent application was prepared and filed by Banner & Witcoff, Ltd., Intellectual Property Attorneys, Washington, D.C. on behalf of OnScreen(TM) on March 15, 2004 in the U.S. Patent and Trademark Office regarding Rapid Dispatch Emergency Signs.

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

LIQUIDITY AND CAPITAL RESOURCES

General
-------
The Company's cash and cash equivalents balance at June 30, 2004 is $1,780,086. Its working capital balance at June 30, 2004 is $1,310,460. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
-----------------------
The Company's operating requirements generated a negative cash flow from operations of $1,985,177 for the six months ended June 30, 2004. This includes payments made primarily for deposits and insurance of $156,239 which were recorded in the prepaid expense asset account and payments to settle several existing payables and accrued expenses which reduced the payables and accruals by $421,297 from December 31, 2003. The Company does not expect to have significant cash settlement payments during the remainder of 2004.

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

Capital Expenditures
--------------------
During the first quarter of 2004, the Company made payments of $575,000, for the remaining OnScreen(TM) royalty payments and receipt of the inventor's contract rights, including all royalty rights in the OnScreen(TM) License Agreement of which $522,500 of these payments were recorded as an investment in technology rights and will be amortized over a 20 year life. These payments resulted in OnScreen(TM) owning 100% of the OnScreen(TM) licensing rights.

The Company invested approximately $29,000 in equipment and for an automobile during the first six months of 2004. The automobile displays signage advertising the Company's products and will be used to advertise the products of the Company at trade shows and during a tour of the United States. During the remainder of 2004, the Company anticipates that its capital expenditures should not significantly change. The Company plans to outsource the production of its products.

Financing activities
--------------------
During the fourth quarter of 2003, the Company undertook a private placement of Units, each Unit consisting of 4,000 shares of our common stock, a warrant to purchase 4,000 shares of common stock at a price of $0.50 per share ("Warrant #1") and a warrant to purchase 2,000 shares of common stock at a price of $0.75 per share ("Warrant #2"). Additionally, through a 2004 amendment to the private placement, purchasers of Units were issued, or will be issued, an aggregate of 30,000 shares of our Series B Convertible Preferred Stock as follows:
          12,000 shares pro-rata upon purchase of Units;
          12,000 shares pro-rata to investors who exercise Warrant #1; and 6,000 shares pro-rata to investors who exercise Warrant #2.

During the first quarter of 2004, the Company paid certain note holders in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. Also, the Company satisfied a $50,000 note during the first quarter of 2004. During the second quarter of 2004, a noteholder converted a $215,861 note into 863,442 shares of the Company's common stock and the Company paid in full a loan for $2,511 plus interest.

The Company paid $115,842 of Series A Convertible Preferred Stock dividends during the first six months of 2004 and the Company will have Series A and Series B Convertible Preferred Stock dividend payments going forward.

During the first quarter of 2004, the company received $75,000 from the sale of Series A Convertible Preferred Stock.

During May 2004, the Company issued 6,700,000 shares of common stock related to the exercise of Warrant #1. The Company received $3,350,000 ($2,867,054 net of cash offering costs) of cash, related to the exercise of these warrants.

During June 2004, 884,666 shares of the Company's common stock were issuable and 20,000 shares were issued by the exercise of some of the $0.75 warrants from the private placement. The Company received $266,500 of cash related to the exercise of these warrants.

During the six month ended June 30, 2004, the Company received $202,184 from warrants and options exercised.

Recap of liquidity and capital resources
----------------------------------------
The Company believes that the cash that was generated from the late 2003 private placement, including the exercise of Warrant #2, the cash generated from additional equity sales and the cash generated from operations, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect its revenue to be sufficient to cover costs of operations in the immediate future. The company is now in the process of marketing the OnScreen(TM) product and licensing rights. Management expects the OnScreen(TM) technology to be commercialized during the fourth quarter of 2004 and to begin generating revenue from the OnScreen(TM) product line by the end of 2004. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. If additional funding is needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity. The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

RESULTS OF OPERATIONS

Revenue
-------
Revenues was lower during the three and six months ending June 30, 2004 compared to the same periods in the prior year due to the assignment of EyeCatcherPlus displays and the current focus on the development of the OnScreenTM technology. The revenue for the three-month period ending June 30, 2004 was $47,034 comprised mainly of LED truck revenue of $40,000. The revenue for the three-month period ending June 30, 2003 was $90,444 comprised mainly of $50,618 from the EyeCatcherPlus displays and $27,000 from LED truck revenue.

The revenue for the six-month period ending June 30, 2004 was $81,193 comprised mainly of LED truck revenue of $69,000. The revenue for the six-month period ending June 30, 2003 was $203,177 comprised mainly of $62,700 from the sale of boards, $54,939 from the EyeCatcherPlus displays and $60,000 from LED truck revenue.

The Company expects to continue to receive indirect revenue from its assignment of the EyeCatcherPlus business. Although the Company is no longer seeking new EyeCatcherPlus customers because of the assignment of the EyeCatcherPlus business, OnScreen(TM) is still encouraging new business development for the mobile LED truck because it remains a source of revenue and management feels that the sale of the mobile LED truck can better be marketed as a revenue producing element. Management expects the OnScreen(TM) technology to be commercialized during the fourth quarter of 2004 and to begin generating revenue from the OnScreen(TM) product line by the end of 2004.

Cost of revenue
---------------
There was cost of revenue of $488 for the three and six months ending June 30, 2004 compared to $1,161 and $75,821 for the three and six months ending June 30, 2003, respectively. The 2003 cost of sales were primarily related to the sale of boards.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $719,975 for the three months ended June 30, 2003 to $3,416,356 for the same period during 2004. This increase of $2,696,381 is primarily the result of increased consulting expenses of approximately $1,145,000 and increased compensation expenses of approximately $1,610,000.

SG&A expenses increased from $1,176,965 for the six months ended June 30, 2003 to $5,076,095 for the same period during 2004. This increase of $3,899,130 is primarily the result of increased consulting expenses of approximately $1,960,000 and increased compensation expenses of approximately $1,885,000.

The majority of the increase in the consulting expense for the three and six months of 2004 compared to 2003 was paid with the issuance of common stock and warrants. At June 30, the Company has $174,136 remaining in deferred consulting which the majority of this will be expensed during the remainder of 2004.

The increase in compensation expense in 2004 compared to 2003 is the result of hiring the required talent to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the end of the year and includes compensation expense of $1,433,028 related to the stock issued and that is issuable to the President/CEO in accordance with his contract.

The company anticipates its sales and marketing and its technology department expenditures to increase during the remainder of 2004 due to the commercialization and marketing of its OnScreen(TM) product by late 2004 while the remaining general and administrative costs are anticipated to decrease compared to the first quarter of 2004.

Research and Development
------------------------
The research and development costs are related to the OnScreen(TM) technology that the Company acquired the rights to use. The $201,084 increase in research and technology costs during the second quarter of 2004 compared to the second quarter of 2003 and the $331,041 increase in research and technology costs during the six months ended June 30, 2004 compared to the same period in 2003 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2004 compared to 2003.

Settlement Gain (Loss), Net
---------------------------
The settlement gain for the three months ending June 30, 2004 was $15,029 compared to $300,116 for the three months ending June 30, 2003. During the six months ended 2003, $300,000 of Swartz penalties were forgiven and recorded as a gain.

The settlement gain for the six months ending June 30, 2004 compared to the same period in 2003 increased $2,806. The main component of the 2004 gain was due to the settlement of a disputed convertible promissory note in the principal amount of $234,869 plus 8% interest accruing from the note date of August 1999. On February 5, 2004, the Company satisfied this disputed obligation with 60,000 shares of the Company's common stock. These shares were valued at $60,600 and the Company recorded a settlement gain of $267,458 in February 2004. The main component of the 2003 gain was the forgiveness of Swartz penalties of $300,000.

Interest Expense
----------------
The interest expense for the six months ending June 30, 2004 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes.

The interest expense for the three and six months ending June 2003 includes $9,750 and $37,750 , respectively, of non-cash interest related to the value of options issued under default provisions of certain notes.

Since the notes and loans payable balance is zero at June 30, 2004, the Company anticipates the interest expense for the remainder of 2004 to be lower than 2003 interest expense.

Net Loss
--------
The Net Loss increased $3,152,131 from the second quarter of 2003 ($412,676) compared to the second quarter of 2004 ($3,564,807). The Net Loss increased $4,199,034 from the six months ending June 30, 2003 ($897,194) to the six months ending June 30, 2004 ($5,096,228). The increases in net loss during 2004 compared to 2003 is the result of the redirection of the Company's business focus to the OnScreen(TM) technology and the related increase in research and development, consulting and general and administrative costs to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the end of the year.

Preferred Stock Dividends
-------------------------
During the first quarter of 2004, the Company recorded $52,000 and $24 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. For financial statement purposes, this $52,024 was recorded as a preferred stock dividend.

Additionally, during the three and six months ending June 30, 2004, the Company recorded Series A Convertible Preferred Stock dividends of $66,541 and $134,250, respectively, and Series B Convertible Preferred Stock dividends of $6,000 and 9,748, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and and aother party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. For the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. Responses to the summons and complaint have not yet been filed.

ITEM 2. CHANGES IN SECURITIES.

For changes in securities prior to April 1, 2004, please see the Company's 10KSB's and 10QSB's filed with the Securities and Exchange Commission.

COMMON STOCK ISSUED

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2004, the Company issued 1,040,000 shares of its common stock to an individual for services performed. These services were valued at $1,433,028.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During March 2004, the Company issued 450,000 shares of its common stock in satisfaction to an individual for services performed. These shares were valued at $454,500.

The Company relied on Regulation D, Rule 506 under the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During May 2004, the Company issued 6,700,000 shares of its common stock related to the February 2004 exercise of Warrant #1 from the 2003 private placement. The Company received $3,350,000 for the exercise of the warrants.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During May 2004, the Company issued 863,442 shares of its common stock to a noteholder for the conversion of the note to common stock. These shares were valued at $215,661.

The Company relied on Regulation D, Rule 506 under the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During June 2004, the Company issued 20,000 shares of its common stock related to the exercise of Warrant #2 from the 2003 private placement. The Company received $15,000 for the exercise of this warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of the shareholders held on June 18, 2004, the shareholders voted to amend the Company's Restated Articles of Incorporation to effect a change in the name of the corporation from New Millennium Media International, Inc. to OnScreen Technologies, Inc. and elect two board of directors to serve for two-year terms and one director to serve for a one-year term.

                                                           For               Abstain           Total
Director John "JT" Thatch (two-year term)               14,547,639             10,397       14,558,036
Director Russell L. Wall (one-year term)                13,412,011          1,146,025       14,558,036
Director Brad Hallock (two-year term)                   14,525,854             32,182       14,558,036

Change of name                                          14,551,949              6,087       14,558,036

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

(b)   Reports on Form 8-K

On July 29, 2004, the Company filed a Form 8-K for the corporate name change of the issuer from New Millennium Media International, Inc. to OnScreen Technologies, Inc. effective July 19, 2004 and the new OTC:BB trading symbol issued to OnScreen Technologies, Inc. is "ONSC".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 16th day of August 2004.


                                 OnScreen Technologies, Inc.
                                         (Registrant)

                                 by: /s/ John "JT" Thatch
                                     -----------------------------------------
                                     John "JT" Thatch as President/CEO/Director

                                 by: /s/ Mark R. Chandler
                                     -----------------------------------------
                                     Mark R. Chandler as COO/CFO

                                 by: /s/ Russell L. Wall
                                     -----------------------------------------
                                     Russell L. Wall  Director/Audit Committee