Form 10QSB
period 2004-09-30
ONSCREEN TECHNOLOGIES INC
filed 2004-11-12
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                      For quarter ended September 30, 2004
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

                 Yes |X|  No |_|

As of October 15, 2004 there were 30,651,361 shares of the Company's common stock outstanding and an obligation to issue 4,206,671 additional common stock shares, 2,785,580 shares of Series A Convertible Preferred Stock outstanding and an obligation to issue 27,941 shares of Series B Convertible Preferred Stock.

                           ONSCREEN TECHNOLOGIES, INC.


                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

         Item 1  Financial Statements .......................................3
                  Condensed Balance Sheets...................................3
                  Condensed Statements of Operations.........................4
                  Condensed Statements of Cash Flows.........................5
                  Notes to the Condensed Financial Statements................7
         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............17
                  Overview..................................................17
                  Intellectual Property.....................................18
                  Critical Accounting Policies..............................18
                  Liquidity and Capital Resources...........................19
                  Results of Operations.....................................21
         Item 3   Controls and Procedures...................................24

                                     Part II

         Item 1   Legal Proceedings.........................................24
         Item 2   Changes in Securities ....................................24
         Item 3   Defaults Upon Senior Securities...........................25
         Item 4   Submission of Matters to a Vote of Security Holders.......25
         Item 5   Other Information.........................................25
         Item 6   Exhibits and Reports on Form 8-K..........................25
                  Signatures................................................26

                  Exhibits..................................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         September 30,   December 31,
                                                                                              2004           2003
                                                                                          (Unaudited)
                                                                                         ------------    ------------
                                     Assets
 Current Assets
 Cash and cash equivalents                                                               $  2,000,828    $  1,323,923
  Marketable securities                                                                       750,386              --
  Accounts receivable, net of allowance for doubtful accounts of $14,620 at
   September 30, 2004 and $149,907 at December 31, 2003                                            --           4,584
  Prepaid expenses and other current assets                                                    56,447              --
                                                                                         ------------    ------------
 Total Current Assets                                                                       2,807,661       1,328,507
 Property and Equipment, net of accumulated depreciation of $670,831 at September
    30, 2004 and $543,308 at December 31, 2003                                                548,771         569,711
                                                                                         ------------    ------------
 Other Assets
 Restricted cash                                                                               30,000
 Due from affiliate                                                                             7,258           3,646
 Technology rights, net of accumulated amortization of $125,833 at September 30, 2004         396,667              --
 Other assets                                                                                  46,261          21,276
                                                                                         ------------    ------------
 Total Other Assets                                                                           480,186          24,922
                                                                                         ------------    ------------
 Total Assets                                                                               3,836,618    $  1,923,140
                                                                                         ============    ============
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
 Current Liabilities
 Notes and loans payable                                                                 $         --    $    537,979
 Accounts payable and other payables                                                          157,569         540,942
 Accrued expenses                                                                             236,846         513,929
 Accrued compensation                                                                          69,667         216,689
 Deferred revenues                                                                                 --          58,238
 Deferred gain on sale of future revenues                                                          --         150,000
                                                                                         ------------    ------------
 Total Current Liabilities                                                                    464,082       2,017,777
                                                                                         ------------    ------------
 Accrued compensation payable with common stock                                                78,749              --
                                                                                         ------------    ------------
 Total Liabilities                                                                            542.831       2,017,777

 Stockholders' Equity (Deficiency )
 Preferred stock, par value $0.001; 10,000,000 shares authorized
    Convertible Series A, Preferred stock, 5,000,000 shares authorized, 2,785,580 and
        2,639,080 shares issued and outstanding at September 30, 2004 and December 31,
        2003, respectively; liquidation preference of $2,785,580 at September 30, 2004          2,786           2,639
    Convertible Series B preferred stock, 30,000 shares authorized, no
        shares issued and outstanding, liquidation preference of $240 per share                    --              --
 Preferred stock Series A issuable, at par value (50,000 shares at December 31, 2003)              --              50
 Preferred stock Series B issuable, at par value (27,941 shares at September 30, 2004)             28              --
 Common stock, par value $0.001; 150,000,000 shares authorized,
      30,651,361 and 13,589,776 shares issued and outstanding at
      September 30, 2004 and December 31, 2003, respectively                                   30,652          13,590
 Common stock issuable, at par value.  (4,206,671and 8,199,907 shares at
      September 30, 2004 and December 31, 2003, respectively)                                   4,207           8,200
 Additional paid-in capital                                                                21,978,697      13,125,449
 Accumulated deficit                                                                      (18,096,900)    (11,408,933)
                                                                                         ------------    ------------
                                                                                            3,919,470       1,740,995
 Less deferred consulting expense                                                             (19,059)     (1,418,307)
 Less deferred compensation expense                                                          (456,624)             --
 Less subscriptions receivable                                                               (150,000)       (417,325)
                                                                                         ------------    ------------
 Total Stockholders' Equity (Deficiency)                                                    3,293,787         (94,637)
                                                                                         ------------    ------------
 Total Liabilities and Stockholders' Equity (Deficiency)                                 $  3,836,618    $  1,923,140
                                                                                         ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the three months ended      For the nine months ended
                                                      September 30,                   September 30,
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Revenues                                      $     56,643    $     72,275    $    137,836    $    275,452

Cost of Revenues                                        --              88             488          75,909
                                              ------------    ------------    ------------    ------------

Gross Profit                                        56,643          72,187         137,348         199,543
Operating Expenses
Selling, general and administrative                853,286         630,729       5,929,381       1,807,694

Research and development                           345,511              --         704,752          28,200
Bad debt                                               315          12,913          11,953          99,945
                                              ------------    ------------    ------------    ------------
Total Operating Expenses                         1,199,112         643,642       6,646,086       1,935,839
                                              ------------    ------------    ------------    ------------

Loss from Operations                            (1,142,469)       (571,455)     (6,508,738)     (1,736,296)
                                              ------------    ------------    ------------    ------------
Other Income (Expense)

Other income                                         1,375          16,650          14,461          44,672
Settlement gain (loss), net                        (64,050)        (25,553)        251,251         286,942
Interest income (expense), net                       5,152         (34,507)        (53,194)       (107,377)
                                              ------------    ------------    ------------    ------------
Total Other Income (Expense), Net                  (57,523)        (43,410)        212,518         224,237
                                              ------------    ------------    ------------    ------------
Net Loss                                        (1,199,992)       (614,865)     (6,296,220)     (1,512,059)
Preferred Stock Dividends                         (195,725)        (46,405)       (391,747)       (122,837)
                                              ------------    ------------    ------------    ------------
Net Loss Available to Common Stockholders     $ (1,395,717)   $   (661,270)   $ (6,687,967)   $ (1,634,896)
                                              ============    ============    ============    ============
Basic and Diluted Loss Per Common Share:      $      (0.04)   $      (0.06)   $      (0.22)   $      (0.15)
                                              ============    ============    ============    ============
 Weighted average common shares outstanding     33,891,245      10,907,911      29,876,458      10,715,715
                                              ============    ============    ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                           For the nine months ended,
                                                                                                   September 30,
                                                                                              2004            2003
                                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                  $ (6,296,220)   $ (1,512,059)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                        1,910,335         230,567
       Stock based and other non-cash settlement gain, net                                    (315,301)         16,435
        Non-cash interest expense for stock issued to noteholders that were in default          46,500          53,125
       Non-cash interest expense                                                                17,571              --
       Gain on forgiveness of accrued penalties                                                     --        (300,000)
       Bad debt                                                                                 11,638          99,945
       Amortization of technology rights                                                       125,833              --
       Amortization of deferred consulting                                                   1,801,608              --
       Amortization of deferred compensation                                                   183,751              --
       Compensation expense payable in common stock                                            161,874              --
       Depreciation                                                                            128,185         131,394
       Other non-cash income                                                                        --            (354)
(Increase) decrease in assets:
       Accounts receivable and other receivables                                                (7,054)       (126,574)
       Due from affiliate                                                                       (3,612)             --
       Prepaid expenses                                                                        (56,447)             --
       Deferred royalty expense                                                                     --          75,000
       Deposits and other assets                                                               (24,985)          1,174
Increase (decrease) in liabilities:
       Notes and loans payable - related party-accrued interest                                     --           5,485
       Accounts payable and accrued expenses                                                  (480,443)        195,410
       Customer deposits                                                                            --         (28,500)
       Royalties payable                                                                            --          72,951
       Deferred revenues                                                                       (58,238)         21,067
       Accrued commitment penalty                                                                   --         200,000
                                                                                          ------------    ------------
               NET CASH USED IN OPERATING ACTIVITIES                                        (2,885,005)       (864,934)
                                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                        (522,500)             --
       Purchases of marketable securities                                                     (750,386)             --
       Purchase of property and equipment                                                     (107,245)             --
                                                                                          ------------    ------------
               NET CASH USED IN INVESTING ACTIVITIES                                        (1,380,131)             --
                                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                    (199,956)         (7,534)
       Proceeds from notes and loans payable                                                        --         101,329
       Payments on notes and loans payable                                                    (302,511)             --
       Proceeds from sales of common stock and exercise of warrants and options, net of
       offering costs                                                                        5,369,508              --
       Proceeds from issuance of preferred stock - Series A                                     75,000         820,000
                                                                                          ------------    ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,942,041         913,795
                                                                                          ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           676,905    $     48,861
Cash and Cash Equivalents at Beginning of Year                                               1,323,923          16,335
                                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $  2,000,828    $     65,196
                                                                                          ============    ============

(Continued)

   (continued)

                                                                                            For the nine months ended,
                                                                                                  September 30,
                                                                                             2004             2003
                                                                                          ----------      ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Accounts payable settled with Series A preferred stock                                 $         --    $     89,343
                                                                                          ============    ============
   Accrued expenses settled with Series A preferred stock                                 $         --    $     49,000
                                                                                          ============    ============
   Debt and accrued interest settled with Series A preferred stock                        $         --    $  1,049,155
                                                                                          ============    ============
   Accrued compensation settled with Series A preferred stock                             $     24,000    $         --
                                                                                          ============    ============
   Debt and accrued liability settled with common stock                                   $    391,961    $         --
                                                                                          ============    ============
   Subscription receivable paid with reduction of notes payable                           $     18,575    $         --
                                                                                          ============    ============
   Conversion of Series A convertible preferred stock to common stock                     $        340    $         --
                                                                                          ============    ============
   Series A preferred stock dividend resulting from intrinsic value of convertible
     preferred stock                                                                      $    172,000    $         --
                                                                                          ============    ============
   Series B preferred stock dividend resulting from intrinsic value of convertible
     preferred stock                                                                      $         28    $         --
                                                                                          ============    ============

                 See accompanying notes to financial statements

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

During the annual meeting of the shareholders, the shareholders voted to change the corporation name from New Millennium Media International Inc. to OnScreen Technologies, Inc. to reflect the main focus of the Company which is to manufacture and license products utilizing the OnScreen(TM) technology.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $6,296,220 and cash used in operations of $2,885,005 for the nine months ended September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) product to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company continues to raise additional capital for the commercialization of its OnScreen(TM) technology product line. The Company believes it will have sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product line into production during the first half of 2005. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

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

NOTE 2 REVENUE

During 2004, the Company focused on development of its OnScreen(TM) technology and related products. Currently, the OnScreen(TM) products are in the prototype stage. In conjunction with this focus, the Company conveyed and assigned its right, title and interest relating to EyeCatcherPlus displays to a third party during 2004. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these displays.

NOTE 3 MARKETABLE SECURITIES AVAILABLE-FOR-SALE

During the third quarter 2004, in order for the Company to optimize its return on the equity funds it had raised, it invested in certain liquid marketable securities. The Company classifies these marketable securities as available-for-sale. The cost approximately equaled fair market value at September 30, 2004, therefore no unrealized gain or loss was recorded at September 30, 2004 for these securities.

NOTE 4 LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 5 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three- and nine-month periods ended September 30, 2004 and 2003 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three- and nine-month periods ended September 30, 2004 and 2003 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 6 STOCK BASED EMPLOYEE COMPENSATION

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003:

                                      Three months ending September 30,  Nine months ending September 30,

                                              2004            2003            2004           2003
                                         ------------    ------------    ------------    ------------
   Net Loss Available to Common
       Stockholders:
   Net loss available to common
       stockholders, as reported         $ (1,395,717)   $   (661,270)   $ (6,687,967)   $ (1,634,896)
       Plus:  Intrinsic value
             of compensation
             costs included in
             net loss                           8,367              --         100,701          70,500

      Deduct: Fair value of 7
              stock-based
              employee
              compensation costs              (21,460)       (157,200)       (142,500)       (353,206)
                                         ------------     ------------   ------------    ------------
      Pro forma  net loss               $  (1,408,810)     $ (818,470)   $ (6,729,766)   $ (1,917,602)
                                         ============     ============   ============    ============

  Loss per share:

  Basic and Diluted - as reported        $      (0.04)   $      (0.06)   $      (0.22)   $      (0.15)
                                         ============    ============    ============    ============
  Basic and Diluted - pro forma          $      (0.04)   $      (0.08)   $      (0.23)   $      (0.18)
                                         ============    ============    ============    ============

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 7 NOTES PAYABLE

The note holders with an original principal of $250,000 had a right to purchase 50,000 additional common shares for January and February 2004 since the Company was not current on these notes during those months. The Company recorded the value of the right to buy the 50,000 shares of common stock using the Black-Scholes Options Pricing Model at $46,500. This amount was recorded as interest expense during the first quarter of 2004. These notes and accrued interest were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares issued were valued at $11,500 and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004.

Also, the Company paid off a $50,000 note during the first quarter of 2004.

During May, a noteholder exercised the right to convert a $215,861 note into 863,442 shares of the Company's common stock.

NOTE 8 COMMITMENTS

(A) EMPLOYMENT AND CONSULTANT AGREEMENTS

On January 2, 2004, the Company entered into a two-year consulting agreement with an individual to perform various financial and administrative duties. This consultant will be paid $75,000 annually with a bonus of $25,000 worth of the Company's common stock, which must be issued within two and one-half months after the end of each year. (This individual was previously the Director of Operations and this consulting agreement replaced his employment agreement). During October 2004, the Company's Board of Directors and the consultant approved that this consultant agreement revert back to the employee agreement with the same financial terms as the consulting agreement. The employment agreement expires May 21, 2005.

On February 3, 2004, an addendum was made to the President's employment agreement whereby the Company agreed to cap the President's entitlement to shares of common stock at 3,000,000 and pay him one percent of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) technology, provided that the Company consummates the private placement in its entirety and receives the portion of the unit purchase price to which it is entitled. During the nine months ended September 30, 2004, the Company issued 1,040,000 shares and recorded 626,312 shares as issuable; which brings the number of shares issued and issuable to the President/CEO to 3,000,000. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 since the employment agreement for the President included the provision that he would get paid equal compensation to any other senior executive of the Company (the President, OnScreen Products Division's salary is $150,000).

On February 5, 2004, the agreement with the President, OnScreen Products Division was extended with an effective date of November 1, 2003 for a three-year term. The salary will be $150,000 in the first year, $180,000 in the second year and $240,000 in the third year. $120,000 of the first year's salary is to be paid in cash and the remaining $30,000 will be accrued. The full salary will be paid in cash when the Company achieves a positive cash flow for two consecutive months. The accrued compensation will be paid when the Company reaches aggregate sales of $2.5 million or at the employee's option he may procure stock through the employee stock option plan. This employee has a right to 450,000 shares of the Company's common stock. These shares, if the employee is terminated for cause or resigns, may be repurchased from the employee for $450. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. These 450,000 shares were issued during the second quarter of 2004.

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

(C)  OTHER COMMITMENTS

On February 3, 2004 (and amended June 15, 2004), the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive Time Network (except to its Display assets) as well as the right for the third party to place the Company's EyeCatcherPlus Displays. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these Displays. The five percent fee will continue until the Company receives the pre-agreed total amount for the Displays. The third party shall issue fifteen percent of its stock to the Company at the time of the agreement. The Company recorded this 15% investment at -0- during 2004. During second quarter 2004, the Company issued a warrant to purchase 200,000 shares of its common stock to this third party (See Note 10). During the first six months of 2004 in accordance with the agreement, the Company contributed $5,000 monthly for five months to this third party. This $30,000 was expensed during 2004.

NOTE 9 PREFERRED STOCK

On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due annual dividends at $1 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share.

As of September 30, 2004, the Company recorded 27,941 shares of Series B Convertible Preferred Stock as issuable. This is comprised of 23,204 Series B shares issuable to the private placement unit holders during 2003 and the exercise of their warrants during 2004 and 4,737 Series B shares issuable to private placement shareholders during 2004. (See Note 10)

During March 2004, the Company converted 30,000 shares of Series A convertible preferred stock into 120,000 shares of the Company's common stock at the request of the Series A convertible preferred stock holder. During July 2004, the Company converted 55,000 shares of Series A convertible preferred stock into 220,000 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During the first nine months of 2004, the Company received payment of $50,000 on a Series A Convertible Preferred Stock subscription and issued 50,000 shares of Series A convertible preferred stock that was issuable at December 31, 2003.

During the first nine months of 2004, the Company sold 25,000 shares of Series A convertible preferred stock for cash at $1.00 per share for total proceeds of $25,000.

During the first nine months of 2004, the Company issued 24,000 shares of Series A convertible preferred stock for services totaling $24,000 that was accrued as a liability at December 31, 2003. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first nine months of 2004, the Company issued 12,500 shares of its Series A convertible preferred stock for consulting services totaling $12,500. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

During the first nine months of 2004, the Company recorded $172,000 and $28 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A convertible preferred stock and Series B convertible preferred stock, respectively. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio (four-for-one for Series A and one thousand-for-one for Series B). This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $172,028 was recorded as a preferred stock dividend. Additionally, during the first nine months of 2004, the Company recorded Series A convertible preferred stock dividends of $203,996 and Series B convertible preferred stock dividends of $15,723.

During July 2004, the Company issued 120,000 shares of its Series A Preferred Stock to its Chief Financial Officer in accordance with his employment agreement. These 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $90,000 deferred and $30,000 expensed as of September 30, 2004.

NOTE 10 OTHER EQUITY TRANSACTIONS

During February 2004, the Company issued 5,900,000 shares of its common stock related to the 2003 private placement that was recorded as common stock issuable at December 31, 2003.

During February 2004, 6,700,000 shares of the Company's common stock were issuable by the exercise of the $0.50 warrants from the private placement. The Company received $3,350,000 ($2,867,054 net of cash offering costs) cash related to the exercise of these warrants. During May 2004, the Company issued the 6,700,000 shares of the Company's common stock related to the exercise of these warrants.

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

A plaintiff held a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company believed the note was not valid; however, as a contingency, the Company recorded a total of $328,058 in accrued expenses at December 31, 2003 related to this matter. On February 5, 2004, the Company satisfied this disputed note with 60,000 shares of the Company's common stock. These shares were valued at $60,600 based upon the quoted trading price of $1.01 on the settlement date. The Company recorded a settlement gain of $267,458 in February 2004.

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

Certain notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares issued were valued at $11,500 based on the quoted trading price of $0.92 on the settlement date and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004 (See Note 7).

During the first quarter of 2004, the Company issued warrants to an employee and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued at $149,000 under the intrinsic value method of APB 25 and will be recorded as compensation expense over the service period.

During the first quarter of 2004, the Company granted a warrant to a service provider to purchase 20,736 shares of its common stock at an exercise price of $0.25 expiring January 21, 2007. The warrant was valued at $20,041, which was charged to consulting expense immediately since the services were considered completed. The warrants were valued using the Black-Scholes option-pricing model. During June 2004, this warrant and another warrant to purchase 100,000 additional shares of the Company's common stock were exercised. The Company received $30,184 of cash and issued the 120,736 shares of common stock.

On April 15, 2004, the Company issued a warrant to purchase 600,000 shares of its common stock for services. This warrant was valued at $402,360 using the Black Scholes Option model. The Company will record the expense related to this warrant over the 90-day agreement period the services are performed. During June 2004, this warrant and another warrant to purchase an additional 600,000 shares of the Company's common stock were exercised for a total exercise price of $450,000. The Company has received $300,000 of cash and at September 30, 2004 has a subscriptions receivable recorded for the remaining $150,000. The Company issued 600,000 shares of its common stock during July 2004 and recorded a common stock issuable of $600 related to the remaining 600,000 shares of common that are issuable at September 30, 2004.

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

During June 2004, 335,333 shares of the Company's common stock were issuable and 20,000 shares were issued by the exercise of some of the $0.75 warrants from the 2003 private placement. These shares remained issuable at September 30, 2004. The Company received $266,500 of cash.

During the nine months of 2004, the Company issued 1,040,000 shares of its common stock to its President/CEO and recorded 626,312 shares as issuable at September 30, 2004 in accordance with his employment agreement. These shares were valued at the quoted trading price of $0.86 on the grant date and the expense of $1,433,028 was recorded during the second quarter of 2004.

During the second quarter of 2004, the Company issued 450,000 shares of its common stock to its President, OnScreen Products Division. The Company has a right to repurchase these shares from the employee for $450 if the employee is terminated for cause or resigns. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. The shares were valued at $454,500 based upon the quoted trading price of $1.01 on the grant date and will be recorded as an expense over the employee's three-year employment agreement.

During the third quarter of 2004, the Company granted and issued 100,000 shares of its common stock to a research and development provider. These shares were valued at $83,000 using the quoted marked price of $0.83 per share on the date of grant.

During 2003, the Company recorded $250,000 stock subscribed based upon a subscription agreement the Company had with an investor. The 1,000,000 shares related to this subscription receivable are recorded as common stock issuable at December 31, 2003. This subscription receivable has not been fulfilled and during the third quarter 2004, the Company reduced its subscription receivable for the $250,000 and reduced the common stock issuable for the 1,000,000 shares.

During the third quarter of 2004, the Company sold some of its securities through a private placement. This 2004 private placement is comprised of 666.67 shares of common stock and 1.194 shares of Series B Preferred Stock for each $500 received. During the third quarter of 2004, the Company received $1,983,770 of proceeds related to this 2004 private placement and recorded 4,737 shares of Series B Preferred Stock as issuable and 2,645,026 shares of common stock as issuable at September 30, 2004.

During the first quarter of 2004, the Company received $100,000 and recorded a subscription receivable of $100,000 for 800,000 shares of its common stock. The 800,000 shares were recorded as issuable. During July 2004, the Company and this party mutually terminated the agreement and the Company paid back the $100,000 originally paid, reduced the subscription receivable of $100,000 to zero and will not issue the 800,000 shares that were recorded as issuable to this investor. The Company also paid an additional $68,121 as settlement of other amounts owed to this individual. The $68,121 was recorded as a settlement loss during 2004.

NOTE 11 OTHER SETTLEMENTS

During the nine months of 2004, the Company settled several payables owed and recorded a settlement gain of $48,782 during the first nine months of 2004 related to these settlements.

NOTE 12 SUBSEQUENT EVENTS


On October 6, 2004, the Company's Board of Directors approved the following. All of the warrants and common stock transactions granted to employees are accounted for based upon the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.

      The President and Chief Executive Officer's (CEO) annual salary will be $180,000 effective November 1, 2004 which is in accordance with his employment agreement whereby he gets paid equal to any other executive officer.

      The Audit Committee Chairman of the Board of Directors was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $240,000 under the intrinsic value method of APB 25 and will be recorded to compensation expense during October as the services have been provided.

      For additional services to be provided, the Chief Operating Officer/Chief Financial Officer (COO) was granted 375,000 Series A Convertible Preferred shares and 1,500 Series B Convertible Preferred shares in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006, and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006. These shares will be issued with the provision that the COO has not terminated his employment voluntarily prior to the issuance of the shares. The 375,000 shares of Series A Convertible Preferred Stock are valued at $1.00 per share based on contemporaneous cash sales during 2004. The total value of these Series A shares is $375,000 and will be expensed over the remaining term of the COO's employment agreement. The 1,500 shares of Series B Convertible Preferred Stock are valued at $620 per share based on the market value of the common stock multiplied times the conversion ratio of 1,000. The total value of these Series B shares is $930,000 and will be expensed over the remaining term of the COO's employment agreement.

      The COO was granted a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $200,000 under the intrinsic value method of APB 25 and will be recorded to compensation expense during October as the services have been provided.

      The COO's salary increases to $150,000 retroactive to January 1, 2004 and on November 1, 2004 increases to $180,000.

      For additional services to be provided, the President, OnScreen Products Division was granted a five-year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant can be exercised on or after November 7, 2006. The warrant expires if the employee voluntarily terminates his employment prior to November 7, 2006. This warrant is valued at $800,000 under the intrinsic value method of APB 25 and will be recorded to compensation expense through the vesting date of November 7, 2006.

      The Director of Administration's former employment agreement was reinstated and the consulting agreement was terminated. In accordance with this employment agreement, the Director of Administration is paid an annual salary of $75,000 and a stock bonus of the Company's registered common stock equal in value to $25,000 within two and one-half months after the end of each year of employment during which he was employed by the Company. The employment agreement expires May 21, 2005.

      The Director of Administration was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $240,000 under the intrinsic value method of APB 25 and will be recorded to compensation expense during October as the services have been provided.

The $150,000 owed to the Company was not paid for 600,000 shares that were recorded as issuable at September 30, 2004. On October 11, 2004, the Company agreed that they would not issue the 600,000 shares and would not collect the $150,000 owed for those shares. The Company also agreed to issue 100,000 shares of stock to this party for the services they provided to the Company during the Company's negotiations with a third party which included the forgiveness by the third party of dividends that accrued on 114,343 shares of Series A Convertible Preferred Stock.

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

Overview

OnScreen Technologies, Inc. is a publicly traded company (OTC-BB:ONSC) focused on commercializing its innovative technology to the world of visual communications. The company concentrates on motion display solutions and seeks to develop innovative approaches to visual communication and advertising products and delivery systems. The Company is focused on the design, development, licensing and sale of LED video displays manufactured with the OnScreen(TM) technology architecture.

OnScreen Technologies, Inc. is focused on providing next generation LED video displays for the Department of Transportation (DOT), Law Enforcement, Emergency Response, Department of Homeland Security and commercial advertising markets. Utilizing a revolutionary patent pending architecture. OnScreen(TM) Technologies' LED displays should provide solutions that are up to 65% lighter than current LED displays and reduce wind loading by up to 75%. The architecture enables the placement of LED signs on existing structures with reduced structural support for the Variable Message Sign market and has resulted in the creation of the first truly portable Rapid Dispatch Emergency Signs (RDES) using the patent protected OnScreen(TM) technology. The RediAlert(TM) RDES can fit into any emergency vehicle and provides bright LED illumination in a three feet by five feet display that collapses to the size of a suit case for easy storage. It is powered through the vehicle's batteries and can be deployed by a single person emergency responder.

The OnScreen(TM) architecture is a patent pending technology, which is a new generation in bright LED displays that is expected to provide key design improvements in cost, weight and brightness compared to current LED displays. Applications for OnScreen(TM) technology include, but are not limited to, Compact Portable Signage, Variable Message Signage, LED Billboards and Outdoor Video Screens. OnScreen(TM) plans to capitalize on the full breadth of the OnScreen(TM) market opportunity via a series of manufacturing, licensing and distribution partnerships.

The company expects delivery of the initial OnScreen(TM) products in the first half of 2005. Until these products are delivered, the Company does not expect to record significant revenues. Although the EyeCatcherPlus and the mobile LED jumbo screen truck are believed to be economically viable, management has assigned the rights to the EyeCatcherPlus screens to a third party for 5% of the revenues generated and continues to receive revenues from the mobile LED unit, the majority of management's focus is concentrated on the OnScreen(TM) product development and marketing. The Company's plan is to focus all of its resources on the commercialization of the OnScreen(TM) product technology. Through licensing agreements and some established accounts, the Company expects to receive some revenue from its mobile LED truck and the motion display boards during 2004.

During the nine months ended September 30, 2004, OnScreen(TM) continued to incur significant losses from operations. The Company incurred a net loss of $6,296,220 for the nine months ended September 30, 2004. This net loss of $6,296,220 includes non-cash charges of approximately $4 million for equity given to employees and consultants for past services provided.

A priority of management during 2004 has been and is to raise the capital needed to continue to fund the development and marketing of the Company's OnScreen(TM) products. During the first nine months of 2004, the Company received proceeds totaling $5,369,508 comprised of $3,133,554, net of offering costs from the exercise of the $0.50 and some of the $0.75 warrants that were issued to the 2003 private placement unit holders, $1,983,770 from the 2004 private placement, $352,184 from other warrants and options exercised less $100,000 that was paid back to an investor whose subscription agreement was terminated. Management is continuing to pursue private equity funding. These funds will enable the Company to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market.

Intellectual Property
---------------------
We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products, logos and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, we intend to pursue the registration of our trademarks and servicemarks in the U.S. and internationally.

A provisional patent was filed August 26, 2002 on the OnScreen(TM) technology. The patent was filed July 23, 2003 on the OnScreen(TM) technology that contains over 50 separate claims. OnScreen(TM) retained Knobbe, Martens, Olson & Bear, LLP to manage our current interests relative to the inventor's prosecution of the full national and international patents. The Company continues to file and protect its intellectual property rights, trademarks and products through continued filings with the US Patent and Trademark Office.

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

Liquidity and Capital Resources

General
-------
The Company's cash and cash equivalents balance at September 30, 2004 is $2,000,828 and its marketable securities available-for-sale is $750,386. Its working capital balance at September 30, 2004 is $2,343,579. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
-----------------------
The Company's operating requirements generated a negative cash flow from operations of $2,855,005 for the nine months ended September 30, 2004. This includes payments to settle several existing payables and accrued expenses, which reduced the payables and accruals by $480,443 from December 31, 2003. The Company does not expect to have significant cash settlement payments during the remainder of 2004.

During 2003 and the first quarter of 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees.

As the Company focuses on the OnScreen(TM) technology during 2004, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue and will continue to use cash in its operating activities until its OnScreen(TM) product line is commercialized which is expected to be during the first half of 2005.

Capital Expenditures
--------------------
During the first quarter of 2004, the Company made payments of $575,000, for the remaining OnScreen(TM) royalty payments and receipt of the inventor's contract rights, including all royalty rights in the OnScreen(TM) License Agreement of which $522,500 of these payments were recorded as an investment in technology rights and will be amortized over a 20-year life. These payments resulted in OnScreen(TM) owning 100% of the OnScreen(TM) licensing rights.

The Company invested approximately $107,000 in equipment which was mainly computer equipment used for sales, marketing, research and development and administration and for two automobiles during the first nine months of 2004. The automobiles display signage advertising the Company's products and will be used to advertise the products of the Company at trade. During the remainder of 2004, the Company anticipates that its capital expenditures should not significantly change. The Company plans to outsource the manufacture of its products.

Financing activities
--------------------
During the fourth quarter of 2003 and into the first quarter of 2004, the Company undertook a private placement of investment Units, each investment Unit consisting of 4,000 shares of our common stock, a warrant to purchase 4,000 shares of common stock at a price of $0.50 per share ("Warrant #1") and a warrant to purchase 2,000 shares of common stock at a price of $0.75 per share ("Warrant #2"). Additionally, through a 2004 amendment to the private placement, purchasers of Units were issued, or will be issued, an aggregate of 30,000 shares of our Series B Convertible Preferred Stock as follows:
          12,000 shares pro-rata upon purchase of Units;
          12,000 shares pro-rata to investors who exercise Warrant #1; and 6,000 shares pro-rata to investors who exercise Warrant #2.

During the first quarter of 2004, the Company paid certain note holders in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. Also, the Company satisfied a $50,000 note during the first quarter of 2004.

The Company paid $199,956 of Series A Convertible Preferred Stock dividends during the first six months of 2004 and the Company will have Series A and Series B Convertible Preferred Stock dividend payments going forward.

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

During the third quarter of 2004, the Company received $1,983,770 of cash proceeds from its 2004 private placement and recorded 2,645,026 shares of its common stock as issuable and 4,737 of its Series B Preferred Stock as issuable at September 30, 2004. This 2004 private placement is comprised of 666.67 shares of common stock and 1.194 shares of Series B Preferred Stock for each $500 received.

Also during the third quarter of 2004, the Company paid an investor $100,000 that was previously received for the purchase of common stock as the agreement with that investor was mutually terminated.

During the nine months ended September 30, 2004, the Company received $352,184 from warrants and options exercised.

Recap of liquidity and capital resources
----------------------------------------
The Company believes that the cash that was generated from the late 2003 private placement, the cash generated from the 2004 private placement sales and the cash generated from operations, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect its revenue to be sufficient to cover costs of operations in the immediate future. Management expects the OnScreen(TM) technology to be commercialized during the first half of 2005 and to begin generating revenue from the OnScreen(TM) product line by the first half of 2005. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. If additional funding is needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity. The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

Results of Operations

Revenue
-------
Revenue was lower during the three and nine months ending September 30, 2004 compared to the same periods in the prior year due to the assignment of EyeCatcherPlus displays and the current focus on the development of the OnScreenTM technology. The revenue for the three-month period ending September 30, 2004 was $56,643 comprised mainly of LED truck revenue of $50,203. The revenue for the three-month period ending September 30, 2003 was $72,275 comprised mainly of $19,471 from the EyeCatcherPlus displays and $45,912 from LED truck revenue.

The revenue for the nine-month period ending September 30, 2004 was $137,836 comprised mainly of LED truck revenue of $74,940. The revenue for the nine-month period ending September 30, 2003 was $275,452 comprised mainly of $62,700 from the sale of EyeCatcher displays, $74,410 from the EyeCatcherPlus displays and $106,204 from LED truck revenue.

The Company expects to continue to receive indirect revenue from its assignment of the EyeCatcherPlus business. Although the Company is no longer seeking new EyeCatcherPlus customers because of the assignment of the EyeCatcherPlus business, OnScreen(TM) is still encouraging new business development for the mobile LED truck because it remains a source of revenue and management feels that the sale of the mobile LED truck can better be marketed as a revenue producing element. Management expects the OnScreen(TM) technology products to be commercialized during the first half of 2005 and to begin generating revenue from the OnScreen(TM) product line during the first half of 2005.

Cost of revenue
---------------
There was cost of revenue of $0 and $488 for the three and nine months ending September 30, 2004, respectively, compared to $88 and $75,909 for the three and nine months ending September 30, 2003, respectively. The 2003 cost of sales were primarily related to the sale of EyeCatcher displays.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $630,729 for the three months ended September 30, 2003 to $853,286 for the same period during 2004. This increase of $222,557 is primarily the result of increased consulting expenses of approximately $106,000 and increased compensation expenses of approximately $142,000.

SG&A expenses increased from $1,807,694 for the nine months ended September 30, 2003 to $5,929,381 for the same period during 2004. This increase of $4,121,687 is primarily the result of increased consulting expenses of approximately $2,066,000 and increased compensation expenses of approximately $2,027,000.

The majority of the increase in the consulting expense for the three and nine months of 2004 compared to 2003 was paid with the issuance of common stock and warrants. At September 30, 2004 the Company has $19,059 remaining in deferred consulting, the majority of which will be expensed during the remainder of 2004. The total non-cash consulting expense for the first nine months of 2004 is $2,095,352.

The increase in compensation expense in 2004 compared to 2003 is the result of hiring the required talent to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the first half of 2005 and includes compensation expense of $1,433,028 related to the stock issued and issuable to the President/CEO in accordance with his employment contract. The total non-cash compensation expense for the first nine months of 2004 (including the $1,433,028) is $1,728,961.

The company anticipates its sales and marketing and its technology expenditures to increase during the remainder of 2004 due to the commercialization and marketing of its OnScreen(TM) product by the first half of 2005 while the remaining general and administrative costs are anticipated to decrease compared to the first quarter of 2004.

Research and Development
------------------------
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The $345,511 increase in research and technology costs during the third quarter of 2004 compared to the third quarter of 2003 and the $676,552 increase in research and technology costs during the nine months ended September 30, 2004 compared to the same period in 2003 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2004 compared to 2003.

Settlement Gain (Loss), Net
---------------------------

The net settlement loss for the three months ending September 30, 2004 was $64,050 compared to $25,553 for the three months ending September 30, 2003. During the three months ended September 30, 2004, the Company settled an agreement for a payment of $68,121. The $25,553 settlement loss for the three months ended September 30, 2003 was for a debt settlement.

The net settlement gain for the nine months ending September 30, 2004 compared to the same period in 2003 decreased $35,691. The main component of the 2004 gain was due to the settlement of a disputed convertible promissory note in the principal amount of $234,869 plus 8% interest accruing from the note date of August 1999. On February 5, 2004, the Company satisfied this disputed obligation with 60,000 shares of the Company's common stock. These shares were valued at $60,600 and the Company recorded a settlement gain of $267,458 in February 2004. The main component of the 2003 gain was the forgiveness of Swartz penalties of $300,000.

Interest Expense
----------------
The interest expense for the nine months ending September 30, 2004 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes.

The interest expense for the three and nine months ending September 30, 2003 includes $15,375 and $53,135, respectively, of non-cash interest related to the value of options issued under default provisions of certain notes.

Since the notes and loans payable balance is zero at September 30, 2004, the Company anticipates the interest expense for the remainder of 2004 to be lower than 2003 interest expense.

Net Loss
--------
The Net Loss increased $585,127 from the third quarter of 2003 ($614,865) compared to the third quarter of 2004 ($1,199,992). The Net Loss increased $4,784,161 from the nine months ending September 30, 2003 ($1,512,059) to the nine months ending September 30, 2004 ($6,296,220). The increases in net loss during 2004 compared to 2003 is the result of the redirection of the Company's business focus to the OnScreen(TM) technology and the related increase in research and development, consulting and general and administrative costs to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the end of the year.

Preferred Stock Dividends
-------------------------
During the three months ended September 30, 2004,the Company recorded $120,000 and $5 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. For the nine months ended September 30, 2004, the Company recorded $172,000 and $28 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively.

For financial statement purposes, the intrinsic value associated with the embedded beneficial convertible feature of Series A and Series B Convertible Preferred Stock was recorded as a preferred stock dividend.

Additionally, during the three and nine months ending September 30, 2004, the Company recorded Series A Convertible Preferred Stock dividends of $69,745 and $203,996, respectively, and Series B Convertible Preferred Stock dividends of $5,975 and 15,723, respectively. For the three and nine months ending September 30, 2003, the Company recorded Series A Preferred Stock dividends of $46,405 and $122,837, respectively.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and another party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. for the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. Responses to the summons and complaint have been filed and the case is currently in the discovery process.

Item 2. Changes in Securities.

For changes in securities prior to July 1, 2004, please see the Company's 10KSB's and 10QSB's filed with the Securities and Exchange Commission.

Common Stock Issued

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2004, the Company issued 100,000 shares of its common stock to an individual for services performed. These services were valued at $83,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During July 2004, the certain Series A Preferred Stock holders converted 55,000 shares of Series A Preferred Stock to 220,000 shares of the Company's common stock.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During July 2004, the Company issued 120,736 shares of its common stock that was an exercise of a warrant. The Company received $30,184 from the exercise of this warrant.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During July 2004, the Company issued 600,000 shares of its common stock that was an exercise of a warrant. The Company received $150,000 from the exercise of this warrant.

SERIES A CONVERTIBLE PREFERRED STOCK ISSUED

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2004, the Company issued 120,000 shares of its Series A Preferred Stock to an employee in accordance with the employment contract. These services are valued at $120,000.

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

Signed and submitted this 12th day of November 2004.


                                  OnScreen Technologies, Inc
                                  (Registrant)

                                  by: /s/ John "JT" Thatch
                                     ------------------------------------------
                                     John  "JT" Thatch as President/CEO/Director

                                  by: /s/  Mark R  Chandler
                                     -------------------------------------------
                                     Mark R  Chandler as COO/CFO

                                  by: /s/  Russell L  Wall
                                     -------------------------------------------
                                     Russell L  Wall Director/Audit Committee