Form 10KSB
period 2004-12-31
ONSCREEN TECHNOLOGIES INC
filed 2005-03-31
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2004.

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

                           OnScreen Technologies, Inc.

                           John "JT" Thatch, President
                           OnScreen Technologies, Inc.
                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
            (Name, Address and Telephone Number of Agent for Service)

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

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $145,988.

The aggregate market value of the voting common equity held by non-affiliates as of February 28, 2005 was $46,130,596 (calculated by excluding shares owned beneficially by affiliates, directors and officers).

As of December 31, 2004, the registrant had 63,680,020 shares of common stock outstanding, 2,772,205 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred outstanding.

Index
                                     Part I

Item 1.  Description of Business                                               4
             Industry Overview                                                 5
             OnScreen(TM) LED Technology                                       5
             LED Sign Market Potential                                         6
             Market Analysis                                                   7
             OnScreen(TM) Technologies, Inc. Business Strategy                 8
             Rights to OnScreen(TM)                                           10
             Intellectual Property                                            11
             Employees                                                        12
             Risks Related to Our Business                                    12
             Risks Related to Our Common Stock                                15
Item 2.  Description of Property                                              17
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                  18

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters             18
Item 6.  Management's Discussion and Analysis                                 26
             Liquidity and Capital Resources                                  27
             Results of Operations                                            30
Item 7.  Financial Statements                                                 33
Item 8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure                              33
Item 8A. Controls and Procedures                                              33
Item 8B. Other Matters                                                        33


                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
             Compliance With Section 16(a) of the Exchange Act                33
             Business Experience of Executive Officers and Directors          34
             Audit Committee                                                  36
Item 10. Executive Compensation                                               36
             Employment Agreements                                            38
Item 11. Security Ownership of Certain Beneficial Owners and Management       40
Item 12. Certain Relationships and Related Transactions                       41
Item 13. Exhibits and Reports                                                 42
             Financial Statements and Supplementary Data                      42
Item 14. Principal Accountants Fees and Expenses                              46
             Signatures                                                       47
             Certifications                                                   48

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

                                     PART I

Item 1.  Description of Business

General

OnScreen Technologies, Inc. (sometimes hereafter referred to as "OnScreen(TM)" or "the Company") is a Colorado corporation organized on April 21, 1998. The Company's principal place of business is located at 200 9th Avenue North, Suite 210, Safety Harbor, Florida 34695. The Company is primarily focused on the marketing and sale of its sign display platform products under the names RediAlert(TM), RediAd(TM), Ready Dispatch Emergency Sign(TM) (RDES), Living Window(TM) and RediDMS(TM).

Our product lines utilize the OnScreen(TM) direct view LED (light emitting diode) sign display technology (sometimes referred to as the "OnScreen(TM) LED architecture" or "OnScreen(TM) technology" or "OnScreen(TM) LED technology"). The OnScreen(TM) LED architecture, incorporates a variety of patent pending designs of a new generation of bright LED products that provide key design improvements in wind load, heat dissipation, weight and brightness of LED sign displays. The Company's plan is to focus all of its resources on the commercialization of the OnScreen(TM) technology.

Our LED products are specially designed to provide display solutions into vertical markets including commercial and government. The commercial market targets include, but are not limited to the automotive industry and retail point of purchase stores. The government market targets are the Department of Transportation, Homeland Security, Law Enforcement, Emergency Responders and FEMA.

The OnScreen(TM) LED architecture provides a platform for the production of LED display products in the current market that are lighter than competitive products and provides a corresponding reduction in wind loading. These architectural benefits yield products that could be easy to install, are portable and require less support infrastructure, which opens new markets for LED products. Two product lines focus on the company's Redi-Alert(TM) Rapid Dispatch Emergency Signs and Redi-Ad(TM) Rapid Dispatch Advertising Signs target markets. These new lines of LED products provide the world's first truly portable LED products for Emergency Response and commercial advertising using the OnScreen(TM) LED sign technology. Powered and transported by any vehicle, these products give highly visible emergency information or advertising messages in less than five minutes of set up time. The RediAd(TM) Rapid Dispatch Advertising Signs product lines are specifically developed for special event advertising where message visibility is key and space for signage is at a premium.

A third product, focused on the commercial marketplace, is Living Window(TM); a unique display for commercial advertising that is both see-through and bright. The see-through capability allows outside light through the sign while not obstructing sight through the window from the inside. Because of the light weight and manner of installation, integrity of the building is not disturbed. As a featured option, all of the Company's products can be controlled and messages changed wirelessly from nearly any location within the continental United States.

INDUSTRY OVERVIEW

Utilizing bright LEDs in large and small scale products has been expanding over the past several years. LED's have become the technology of choice for products because they offer significant advantages in brightness, energy efficiency and longer product life over traditional illumination choices. Until the advent of high-brightness LED display technology, few options existed for videotext and motion displays to be viewed in direct sunlight.

Significant energy is required to illuminate an LED motion display in direct sunlight. Energy consumption has become a limiting factor in the advancement of outdoor LED displays. Also, significant heat is generated when powering LED's to brightness adequate to be seen in direct sunlight. Current LED packages and heat transfer mechanisms generally do not easily accommodate close pixel spacing on this generation of products - a limiting factor when viewed from any distance less than a couple hundred feet. It also means that previously a commercial product with real market potential, i. e., outdoor television and medium scale display advertising, up to now has been technically difficult and expensive to produce. The required pixel spacing for high resolution displays while limiting the corresponding heat transfer as with current display architectures has been difficult and expensive to achieve.

To date, the leading cause preventing a larger proliferation of large-scale LED products has been cost. The Company believes that a more cost effective display technology can result in a significantly deeper market penetration for these displays.

ONSCREEN(TM) LED TECHNOLOGY

OnScreen Technologies, Inc. has created a range of products with significant architectural benefits and brighter visibility than the current generation of sign displays. Our sign displays are visible in direct sunlight, avoiding many of the disadvantages associated with current displays, including sun-loading, wind-loading and excessive weight. The OnScreen(TM) LED technology is focused on delivering simple light weight, see-through arrays that eliminate the need for complex modules.

Basic OnScreen(TM) LED Architecture
-----------------------------------

In our products, LEDs are placed periodically on a porous metal screen or, in some applications, on a porous rigid material or in a configuration that encourages rapid heat transfer, is lightweight and encourages convective airflow cooling. The metal screen forms a grid (similar to a large-scale window screen) of electrical conductors to provide power for LED operation. In the rigid porous material application, the electrical conductors are imbedded in the rigid porous material in similar grid fashion to the metal screen model. The grid is composed of dielectrically coated metal wires that act as electrical, thermal and structural conductors. In addition, the grid serves to transfer heat from the LEDs to the local environment via airflow through and along the grid and the grid is intended to act as a tensile structural support element.

Materials and Manufacturing Cost
--------------------------------
OnScreen Technologies, Inc. has developed an open system that permits nearly unobstructed flow of air through the LED screen that significantly reduces wind loading. This advantage reduces weight of the sign system as well as the cost of the structure that holds the sign system. These advantages are present in all OnScreen(TM) LED technology product lines. The RediAlert(TM) design is based on an arrangement of slats similar to Venetian blinds that provide structural integrity without sacrificing any of the other advantages. The Company developed the initial RediAd(TM) product using a thin, light-weight rigid support material as the principal structure that holds the LEDs, supplies the necessary circuitry, but yet permits the characteristic OnScreen(TM) LED "see through" display and lightweight design. The systematic elimination of support material results in a unique screen effect.

Structure Benefits
------------------
Wind loading is reduced because of the "porous design" that permits air to pass through the LED grid and, at the same time, the ambient fluid air dissipates the heat from the LEDs. Because of this lighter weight and the reduced wind loading of the OnScreen(TM) LED architecture, the foundation and support structure can be reduced in size and cost. In a typical large scale sign deployment, the cost allocation is 30% sign and 70% installation and infrastructure.

Storage, Shipping, Handling and Setup Cost
------------------------------------------
Our products are lightweight, lighter than current systems, and offer significant savings in storage, shipping, handling and installation costs because of the "foldable" feature of several models that can be shipped laid back-to-back with greatly decreased volume, weight and shipping expense.

Life Cycle Cost
---------------
Because of increasing LED junction temperature in traditional LED displays, LED lifetime, brightness, and efficiency degrade. Our products are designed to dramatically reduce the LED junction-to-environment thermal resistance resulting in a lower junction temperature for any given brightness. This yields higher brightness at lower power levels, thus reducing operating cost and increasing reliability.

Weight
------
The unique OnScreen(TM) LED architecture reduces the weight-per-unit area compared to current systems primarily due to efficient convective air cooling that eliminates some of the heavy external cooling needed for traditional displays and the difference in our base architecture versus complex rigid solid circuit board modules in present LED displays.

Brightness
----------
Greatly increased brightness can be achieved through the use of innovative optics that address spatial tuning, horizontal axis optics, angular aperture control and optical efficiency. While brightness resulting from the OnScreen(TM) LED architecture can be optimized through the use of our innovative pixel packages, standard off the shelf pixels are used as well, depending on the application

LED SIGN MARKET POTENTIAL

The Company believes that there are no new architectural developments in the area of LED sign technology that address the key limitations of current LED display systems. The Company is focusing its efforts towards further defining the market environment, size, growth, trends, competitive analysis, product roadmap, partnering strategy and commercial sales program. Specific applications of the OnScreen(TM) LED technology include: billboards, store windows, large screen indoor and outdoor products, outdoor commercial and residential televisions, curved and complex shaped displays, artistic light displays, Amber Alert project, Homeland Security, roadway "intelligent transportation systems"
(ITS) and see-through displays on buildings. An additional potential marketing strategy is directed toward licensing the OnScreen(TM) LED technology intellectual property to worldwide manufacturers of LED sign products and components.


OnScreen Technologies, Inc. is currently pursuing markets related to LED products that include:

      o Indoor, see through window, commercial advertising products, Living Window(TM). Our market focus is retail level such as automobile dealerships, restaurants and markets.
      o Outdoor, rapidly deployed, mobile, commercial advertising products, RediAd(TM). The primary commercial market objective is the short term, nonrecurring daily or weekly specials, initial retail openings, holiday/special events and sporting events.
      o Rapidly deployed, highly mobile, emergency response products, RediAlert(TM). This product is directed toward government emergency response and public safety matters such as homeland security, Amber alert, automobile accidents, natural calamity and traffic control.
      o Stationary or fixed highway signage designed to display both highway traffic and emergency messages as well as commercial advertising messages, RediDMS(TM). Although these products will be mounted along government roadways for the purpose of traffic control and emergency information, when the circumstances permit, these products can be used for roadway advertising which will defray the signage expense.
      o All of the products include an optional wireless modem capable of transmitting and receiving data to be displayed on the sign at a moments notice.

MARKET ANALYSIS

In August 2003, OnScreen Technologies, Inc. contracted with Principia Partners, an independent third party new product research consulting firm, for a comprehensive market analysis of standard LED display application programs to analyze and assist the Company in determining the saleable features and breadth of applications for the OnScreen(TM) LED technology and the viable options for generating returns via intellectual property licensing of the OnScreen(TM) LED technology. This market analysis was designed to accomplish the Company's objectives of increased revenue and profitability through sale or licensing of its OnScreen(TM) LED technology. Based upon the market segmentation analysis and assuming that there are no "technological breakthroughs" in direct competition with the OnScreen(TM) LED technology, the Company believes that there exists a directly addressable market of nearly $1 billion for OnScreen(TM) LED technology-based products.

Market Segmentation.
--------------------
The objective of market segmentation is to provide the Company with the requisite framework to effectively implement a licensing strategy for the OnScreen(TM) LED technology. The research consulting firm analyzed the market segments for the Company by compiling the market size, growth rate, potential licensees/competitors, estimated time-to-market, value proposition of the OnScreen(TM) LED technology and competing technologies within each application. The potential licensees/competitors within each application were assessed in accordance to their technical/manufacturing capabilities, financial position and domestic and international distribution capabilities.

The total addressable market in 2002 for the OnScreen(TM) LED technology in Large Screen Displays was approximately $1.5 billion and the total market potential for our technology was nearly $1 billion, as shown in the table below based on a study provided by the research consulting firm.

                             2002 Addressable and OnScreen Technologies, Inc. Market Potential
                                        For Large Screen Displays by Market Segment
---------------------------------- -------------------------------------- --------------------------------------
                                                                             OnScreen(TM) LED technology Market
                                            Addressable Market                          Potential
---------------------------------- -------------------------------------- --------------------------------------
Market Segment                     $ Million           % of Total         $ Million          % of Total
---------------------------------- ------------------- ------------------ ------------------ -------------------
Retail/Signage/Billboards          $432                29%                $299               31%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Indoor Arenas                      $392                26%                $155               16%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Transportation                     $258                17%                $231               24%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Outdoor Events                     $200                13%                $173               18%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Rental and Mobile                  $177                12%                $82                  9%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Financial Exchanges                $24                   2%               $15                  2%
---------------------------------- ------------------- ------------------ ------------------ -------------------
Total                              $1,483              100%               $956               100%
---------------------------------- ------------------- ------------------ ------------------ -------------------

ONSCREEN TECHNOLOGIES, INC. BUSINESS STRATEGY

The implemented Company business strategy includes an expanding basis of innovative ideas and products based on the OnScreen(TM) LED technology. The Company continues to develop and purchase OnScreen(TM) LED architecture related new product ideas and enhance its current technology. Examples of potential areas to which the company will look to create market opportunity include: LED pixel packages, custom mounting hardware, ventilation support systems and electronic subsystems.

Licensing
---------
The Company intends to implement a broad intellectual property licensing program for new products in order to commercialize various segments of the OnScreen(TM) LED technology on a larger scale than is possible with the financial resources currently available to the Company. The OnScreen(TM) LED technology will be exploited through the development of worldwide license and royalty agreements. This strategy has been adopted for several reasons:

      o It is considerably less capital intensive than developing manufacturing and marketing capabilities.
      o It provides revenue streams immediately through advance licensing fees.
      o It provides an opportunity to fund further research and to build/develop the intellectual property portfolio surrounding the Company.
      o     It can provide continuous long-term revenue streams.
      o It provides a more rapid adaptation and proliferation of the OnScreen(TM) LED technology.
      o     It expedites finding potential corporate "copartners".
      o     It provides the opportunity for greater margins.

Manufacturing In-House or Outsource Manufacturing
-------------------------------------------------
The Company will outsource production to a manufacturer and resell the resulting components. The Company entered into an exclusive manufacturing agreement with SMTC Manufacturing Corporation for the manufacture and assembly of the

OnScreen(TM) LED technology product lines. The Company has begun the commercialization of the RediAd(TM), Living Window(TM) and RediAlert(TM) product lines and expects delivery of the initial products during 2005.

Current Products
----------------
The Company has developed a commercial product line that features a new generation of bright LED products specifically designed for retail point of purchase advertising markets. This new product line provides highly effective advertising to several different vertical markets with very different buying habits, such as auto dealerships, grocery stores, movie theaters, malls, and restaurants.

The first commercial product will be marketed under the name, "Living Window(TM)" and will enable retailers to communicate a bright three-to-six-line text message directly to its customers through a 15 to 30 square feet, lightweight, see-through sign that is lighter than most comparable products and which can be easily installed to any window or suspended in any environment. Living Window enables any business owner to send a message to one or multiple locations in a matter of seconds via a remote computer. One of the most appealing factors of Living Window is its revolutionary product design that does not interfere with the integrity of the building architecture. The transparent design allows ambient light to enter, customers to see in and employees to see out, all while a variety of text and graphics modes are being displayed and controlled by advertisers or retailers over the Internet through a wireless network.

As an added feature, this wireless controlled product has the ability to display Amber Alert and Emergency Messaging to this product in times of need.

The final design is being completed for the second product of the commercial product line, RediAd(TM). The RediAd(TM) is a compact portable signage system with the capability of displaying three lines of variable text for detailed advertising messaging. The RediAd(TM) sign can be placed wherever it is convenient to quickly deploy a temporary LED advertisement message. This highly mobile folding 3' x 5' illuminated screen is independently powered and can interface with an optional remote control. The RediAd(TM) products have been designed to collapse and fit into the trunk of automobiles and are capable of being deployed by a single person.

The Company expects to complete the first product in its government emergence response product line during 2005. The first of this product line is the RediAlert(TM), Rapid Dispatch Emergency Sign (RDES). The RediAlert(TM) RDES is a compact portable signage system with the capability of displaying three lines of variable text for detailed messaging at emergency response incidents where it is important to quickly convey a message to motorists and pedestrians. Independently powered and with optional remote control, this easily deployable, folding 3' x 5' illuminated screen will provide law enforcement and emergency management personnel with the latest in technology and equipment to assist in communicating with the public. The RediAlert(TM) products have been designed to collapse and fit into the trunk of emergency vehicles. These products are capable of being deployed by a single person and represent a significant new market for our company. Our target markets include the rapidly expanding Homeland Security effort, federal and state homeland defense, law enforcement, military, emergency response and traffic routing.

The third product line in process presently is the RediDMS(TM), Dynamic Message Signs (DMS). The RediDMS(TM) is a stationary sign capable of displaying variable text that can be remotely controlled by means of a wireless modem. The Company intends to outsource the manufacture of the RediDMS(TM) and initially market the

RediDMS(TM) through standard Department of Transportation (DOT) programs. Contractual relationships with established Department of Transportation contractors are presently being pursued by the Company. Although the RediDMS(TM) is intended to be used primarily as roadway information and emergency information, it is possible that part of the cost to the government could be defrayed by contracting with commercial advertisers to display their promotional messages in conjunction with the usage by the DOT for such necessary messaging relating to Amber Alert, Emergency Ahead, Homeland Security Warnings and other emergency warnings. The primary benefits of our RediDMS(TM) are associated with the reduced infrastructure because of the light weight of our product.

RIGHTS TO ONSCREEN(TM)

The following scenario describes the evolution of the license and ownership of the OnScreen(TM) LED technology patent:

      o On or about July 23, 2001, the Company entered into a Contract and License Agreement (hereafter the "License Agreement") with the inventor of the OnScreen(TM) LED technology which agreement entitled the Company to 75% of the revenue generated from the direct view OnScreen(TM) LED sign technology with angular dimension greater than 30 inches and guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter as well as providing that if John "JT" Thatch were no longer employed with the Company, he be involved to his satisfaction with terms between the Company and himself to continue with the OnScreen(TM) project (hereafter "Thatch OnScreen Rights").
      o On or about August 28, 2002, the Company entered into an agreement with Fusion Three, LLC (hereafter "F3") whereby F3 paid the annual $50,000 Company license fee in consideration for the Company's conveying to F3 5% of the Company's interest in the License Agreement. In December 2002 the Company and F3 entered into an addendum to the August 28, 2002 agreement whereby F3 paid the $100,000 second year revenue guarantee in consideration for an additional 10% of the Company's interest in the License Agreement.
      o In July 2003 F3 entered into an Option Agreement with the inventor for F3 to purchase all of the inventor's contract rights, including all royalty rights, in the License Agreement in consideration for $500,000 (hereafter the "Option Agreement"). This agreement was contingent on the Company's consenting to the terms of the Option Agreement.
      o January 14, 2004, the inventor agreed to accept $175,000 in lieu of the $250,000 third year annual revenue guarantee payment. The Company paid this sum.
      o January 15, 2004, the Company refused to consent to the July 2003 Option Agreement and entered into an agreement with the inventor wherein it was agreed that in consideration for the sum of $400,000 to be paid to the inventor by March 31, 2004, the inventor will convey to the Company all of the inventor's license and contract rights, including all royalty rights, in the License Agreement. This $400,000 sum was paid on March 23, 2004.
      o On February 3, 2004, John "JT" Thatch, CEO/President of the Company, agreed to relinquish all Thatch OnScreen Rights in consideration for 1% of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) LED technology. Effective March 2005, the CEO/President relinquished his entitlement to the said 1% of revenues.

      o On February 3, 2004, Fusion Three, LLC (hereafter "F3") and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any of the OnScreen(TM) technology (including the 11.25% license payments), the Company paid to F3 during June 2004 $150,000 plus agreed to pay the following annually declining percentages of revenue derived from the commercialization of the direct view LED video display technology with angular dimension greater than 30 inches: 5% in 2005 declining to 2% in year 2008 and thereafter. In the event of a change of control of the Company, the percentage of revenue stated above shall terminate and a single payment transaction fee shall be paid by the Company to F3 party ranging from 10% of the OnScreen(TM) appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

      o Dated February 15, 2005, the inventor/owner of the OnScreen(TM) LED technology patent conveyed ownership of the OnScreen(TM) patent to CH Capital, Inc. This conveyance is subject to the above stated license rights of the Company.
      o Dated February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital, Inc. conveyed to the Company the OnScreen(TM) patent rights. This conveyance now vests in the Company the ownership of the OnScreen(TM) LED technology patent subject to the revenue rights of F3 and John "JT" Thatch as described above.

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

A provisional patent was filed August 26, 2002 on the OnScreen(TM) LED technology. The patent was filed July 23, 2003 on the OnScreen(TM) LED technology that contains over 50 separate claims. The Company retained Knobbe, Martens, Olson & Bear, LLP and Banner & Witcoff, Ltd. to manage our current interests relative to the prosecution of the national and international patents.

A provisional patent application was prepared and filed by Banner & Witcoff, Ltd., Intellectual Property Attorneys, Washington, D.C. on behalf of the Company on March 15, 2004 in the U.S. Patent and Trademark Office regarding Rapid Dispatch Emergency Signs.

In 2004, patent applications were made to protect our intellectual property rights relating to the RediAlert(TM) and Living Window(TM) products. The applications will greatly increase the intellectual property portfolio of OnScreen.

On February 25, 2004, we were notified by the United States Patent and Trademark Office that the examining attorney reviewed the "OnScreen(TM)" trademark application and found no similar registered or pending mark registered under Trademark Act Section 2(d), U.S.C. Section 1052(d) TMEP sect 1105.01. We were, however, required to disclaim the unitary expression "onscreen technology" because the individual component words of a complete descriptive phrase are not registerable. This disclaimer does not impair the "OnScreen(TM)" trademark nor the "OnScreen(TM) technology" words when used in conjunction with the trademark.

We have recently filed applications for trademark registration relating to "RediAlert", "Ready Dispatch Emergency Sign", "RediAd", "Living Window" and "RediDMS" relating to our OnScreen(TM) LED architecture signage. These applications remain in process.

The Company continuously reviews and updates the existing patent and trademark filings and files new documentation both nationally and internationally in a continuing effort to maintain up to date patent and trademark protection.

There is no assurance we will be successful in registering these marks. Furthermore, we are exposed to the risk that other parties may claim we infringe their rights on these marks, which could result in our ceasing use of these marks, licensing the marks or becoming involved in costly and protracted litigation.

EMPLOYEES

As of December 31, 2004, the Company had seventeen fulltime employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. We plan to add additional staff as needed to handle all phases of our business.

RISKS RELATED TO OUR BUSINESS

Our limited operating history makes evaluating our business and prospects difficult.
-------------------------------------------------------------------------
We have been involved in the LED based business since July 2001, but have only recently begun to direct all of our efforts to commercialization of the OnScreen(TM) technology. Our limited operating history in this industry and the unproven nature of the OnScreen(TM) technology makes an evaluation of our future prospects very difficult. To date we have not achieved profitability and we cannot be certain that we will sustain profitability on a quarterly or annual basis in the future. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving technology.

We have all the risks of a new product developer in the LED technology business.
--------------------------------------------------------------------------------
The Company, as the owner of the OnScreen(TM) LED technology patents, assumed the responsibility for completing the development of the OnScreen(TM) technology as well as determining which products to commercialize utilizing the OnScreen(TM) technology. Because this is a new and unproven technology, there is a risk that the technology, operation and development could be unsuccessful or that the products, if any, developed with the OnScreen(TM) technology will not be marketable. Such failures would negatively affect our business, financial condition and results of operations.

There is no assurance we will achieve profitability.
----------------------------------------------------
To date we have not received any revenue from the OnScreen(TM) technology. We have narrowed our scope of operation from EyeCatcherPlus and traditional LED screens to the singular product line of the OnScreen(TM) LED sign technology. For the year ended December 31, 2004 we had a net loss of $7,904,229. We will need to begin generating significant revenues from the OnScreen(TM) LED architecture product line to offset current operational and development losses if the Company is to cover its current overhead expenses and cover further development and marketing expenses. There is no assurance that we will achieve profitability.

During 2004 we funded our operations with proceeds of approximately $5,707,194 we received from private offerings of our securities. The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted. Management expects the OnScreen(TM) LED technology to be commercialized during the first half of 2005 and to begin generating revenue from the patent protected OnScreen(TM) LED architecture product line by the late first half of 2005. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

We may be dependent on only a few customers for a substantial portion of our revenues.
----------------------------------------------------------------------------
Licensing of fabrication and marketing of the OnScreen(TM) LED technology through third-party manufacturers and distributors, will cause us to be dependent on the manufacturing and marketing expertise of a few customers rather than many end users. Because of this dependence, if there is a fault in any single manufacturer/distributor relationship the financial impact could have a materially adverse affect on the Company. Because of the competitive nature of our business and the uncertainty of success of new Company OnScreen(TM) LED architecture products, we may be unable to secure sufficient customers quickly enough to attain and sustain profitability.

We will be dependent on third parties and certain relationships to fulfill our obligations.
------------------------------------------------------------------------------
Because manufacturing of the OnScreen(TM) LED technology products is licensed to companies better equipped financially and technologically to fabricate and manufacture OnScreen(TM) LED technology end products, we are heavily dependent on these third parties to adequately and promptly provide the end product. The Company is dependent upon its ability to maintain the agreements with these manufacturers and other providers of raw materials and components who provide these necessary elements to fulfill our product delivery obligations at the negotiated prices.

We initially depend on commercial sales to the advertising market.
------------------------------------------------------------------
We initially intend to market OnScreen(TM) LED architecture related products to retail sales businesses such as new and used automobile dealerships, department stores, restaurants, drug stores, etc. Because our OnScreen(TM) LED architecture is innovative, it has yet to be presented to the retail advertising market; therefore, its acceptance at this time is not known. Principally, our RediAd(TM) product is designed for this purpose.

Our second marketing focus is on government agencies.
-----------------------------------------------------
Our second marketing focus is to sell our products to government agencies, such as departments of transportation, police departments and other emergency personnel. Our RediAlert(TM) is our first product directed toward this market. Generally, the inspection, approval process and funding involved with government agencies can take many months and are subject to cancellation by the governmental agency without penalty. Our business could suffer if we are not successful in marketing our products to a significant number of governmental agencies or if contracts we enter into with such agencies are cancelled.

The market for LED signage is extremely competitive.
----------------------------------------------------
Because the LED signage industry is highly competitive, we cannot assure you that we will be able to compete effectively. We are aware of several other companies that offer LED products, although not identical to our OnScreen(TM) LED technology. These competitors provide their services primarily to the billboard industry. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify as innovation in the LED industry advances and as current competitors expand their market into the portable, lightweight signage that is the initial market for the OnScreen(TM) LED architecture. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers.

The use of portable emergency roadway signage is a recent development and the extent of customer acceptance is not yet known.
-----------------------------------------------------------------------------
Portable emergency roadway signage is a relatively new and evolving industry. For the Company to be successful, government agencies must be willing to obtain government administrative approval and public results satisfaction. There is no way to be sure that a sufficient number of government agencies will utilize our product to enable us to remain profitable.

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

If we fail to adequately protect our trademarks and proprietary rights, our business could be harmed.
----------------------------------------------------------------------------
The steps we take to protect our proprietary rights may be inadequate. We regard our patents, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and patent law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. Although we have been granted registration rights for our OnScreen(TM) trademark, there is no assurance our pending trademark applications for RediAlert, RediAd, Living Window, RDES or RediDMS will be approved. Effective trademark, patent and trade secret protection may not be available in every country in which we may in the future offer our products. Therefore, we may be unable to prevent third parties from infringement on or otherwise decreasing the value of our trademarks, patents and other proprietary rights.

If we are to remain competitive, we must be able to keep pace with rapid technological change.
-------------------------------------------------------------------------
Our future success will depend, in part, on our ability to develop or license leading technologies useful in our business, enhance the ease of use of existing products, develop new products and technologies that address the varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, we may not be able to adapt in a timely manner to changing market conditions or customer requirements.

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

RISKS RELATED TO OUR COMMON STOCK

Our Common Stock price may be volatile, which could result in substantial losses for individual stockholders.
--------------------------------------------------------------------------------
The market price for our Common Stock is volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

      o     actual or anticipated variations in our quarterly operating results;
      o announcements of technological innovations or new products or services by us or our competitors;
      o     changes in financial estimates by securities analysts;
      o     conditions or trends relating to the LED industry;
      o changes in the economic performance and/or market valuations of other LED related companies;
      o     additions or departures of key personnel;
      o     fluctuations in the stock market as a whole.

Our Certificate of Incorporation limits director liability thereby making it difficult to bring any action against them for breach of fiduciary duty.
----------------------------------------------------------------------------
As permitted by Colorado law, the Company's Articles of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provisions and Colorado law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

We may be unable to meet our future capital requirements.
---------------------------------------------------------
We are substantially dependent on receipt of additional capital to effectively execute our business plan. If adequate funds are not available to us on favorable terms we will not be able to develop new services or enhance existing services in response to competitive pressures, which would affect our ability to continue as a going concern. We do not anticipate issuing any additional shares of our Series A or Series B Convertible Preferred Stock as a source of capital. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Penny stock regulations may impose certain restrictions on marketability of our stock.
-------------------------------------------------------------------------------
The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future. We are subject to restrictions on our ability to pay dividends.
--------------------------------------------------------------------------------
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 10% (currently aggregating $54,783 quarterly, assuming no conversion). Holders of our Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share. Currently all Series B Convertible Preferred Stock has been converted to common shares. To date, we have fulfilled our dividend obligations on the Series A Convertible Preferred Stock through the issuance of additional shares of our Series A Convertible Preferred Stock to the holders of our series A Preferred Stock as well as cash payments. We have accrued approximately $18,000 regarding the Series B Convertible Preferred Stock dividends.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.
----------------------------------------------------------------------------
The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:
      o The sale of Common Stock underlying the conversion rights of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.
      o The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.
      o The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

Any sale of substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A or Series B Convertible Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

The covenants with our Series A and Series B Convertible Preferred Stock shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends on our Common Stock, sell assets or issue our securities without the consent of the Series A Convertible Preferred and Series B Convertible Preferred Stock Shareholders. Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in order to enter into transactions or take actions management deems beneficial and in our best interests of the holders of our Common Stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

OnScreen Technologies, Inc. owns no real estate. On March 29, 2001 the Company signed a lease with Safety Harbor Centre commencing May 1, 2001 for five years with an option for five additional years. The lease became effective August 27, 2001, the date that the Company first occupied the facility, at an initial monthly rental of $10,972.24 (Common Area Maintenance and tax not included). Effective February 1, 2004, the Company negotiated with the lessor a reduction of the office rental space with a resulting monthly gross rent reduction of $2,465.97. On October 15, 2004 the Company leased an additional office suite contiguous to the existing offices at a monthly rental of $2,814 (Common Area Maintenance and tax not included).

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value
------------
Our Common Stock is traded on the OTC Bulletin Board (OTCBB) under the trading symbol "ONSC". The following table sets forth, the high and low bid prices of our Common Stock for the four quarters of 2003 and 2004 as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         Year         Quarter                 High Bid          Low Bid
         ----     -------------               ---------         -------
         2003     First Quarter                 .390               .320
                  Second Quarter                .260               .180
                  Third Quarter                 .300               .240
                  Fourth Quarter               1.050               .850

         2004     First Quarter                1.090               .830
                  Second Quarter                .950               .650
                  Third Quarter                 .920               .610
                  Fourth Quarter               1.070               .620

Description of Securities
-------------------------
During the December 18, 2003 shareholders' meeting, the shareholders voted to amend the Company's Restated Articles of Incorporation to affect an increase in the number of $0.001 par value common stock shares from 15,000,000 to 150,000,000 authorized common shares ("Common Stock"). The Company authorized 10,000,000 shares of $0.001 par value Preferred Stock ("Preferred Stock"), issuable in series. The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for our Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock and by the provisions of applicable Colorado law. Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Common Stock
------------
As of December 31, 2004, there were 63,680,020 shares of our Common Stock issued and outstanding and subject to 7,960,000 warrants and options that were issued principally in consideration for the offering of Units as discussed hereafter and consulting services rendered by others. The exercise prices range from $0.001 to $1.50 per share. As of December 31, 2004, we had in excess of 3,000 shareholders of record.

The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. There is a restriction on the payment of any common stock dividends because any cumulative preferred stock dividends are required to be paid prior to the payment of any common stock dividends. Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1.00 per share Series A and $240 per share Series B liquidation preferences. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

We have not paid any dividends on our common stock since inception. We expect to continue to retain all earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our common shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors.

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

During 2004, the Company issued 50,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in additional subscriptions receivable of $1,250 for a total issuance price of $1,250 or $0.025 per share.

During 2004, warrants to purchase 1,420,736 shares of the Company's common stock were exercised. The Company received $350,184 of cash and a note for the remaining $150,000. The $150,000 owed to the Company was not paid for the 300,000 shares that were recorded as issuable during 2004 and on October 11, 2004, the Company and investor agreed that they would not issue the 300,000 shares and would not collect the $150,000 owed for those shares. The Company issued 1,120,736 shares of its common stock for the warrants that were exercised and paid.

As part of the October 11, 2004 agreement with a certain investor, the Company also agreed to issue 100,000 shares of stock to this party for the services they provided to the Company during the Company's negotiations with a third party which included the forgiveness by the third party of dividends that accrued on 114,343 shares of Series A Convertible Preferred Stock. These shares were valued at $0.27 per share based on contemporaneous cash sales around the date of grant. The Company recorded the $27,000 as general consulting expense.

During 2004, the Company granted and issued 100,000 shares of its common stock to a research and development provider. These shares were valued at $0.27 per share based on contemporaneous cash sales around the date of grant. The $27,000 was expensed to research and development costs

During 2004, a former employee exercised an option to purchase 5,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company received $2,000 for the exercise of this option.

During 2004, the Company issued 100,000 shares of its common stock to an individual for services. These shares were valued based upon the quoted market price of $1.06 on the date of grant and the expense of $106,000 was recorded during 2004.

During 2004, the Company issued 1,666,312 shares of its common stock to its President/CEO in accordance with his employment agreement. These shares were valued based upon the quoted market price of $0.86 on the grant date and the expense of $1,433,028 was recorded during 2004.

During 2004, the Company issued 450,000 shares of its common stock to the President of its OnScreen Products Division. The Company has a right to repurchase 300,000 of these shares from the employee for $450 if the employee is terminated for cause or resigns. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. The shares were valued at $454,500 based upon the quoted market price of $1.01 on the grant date.

Certain notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares were valued at $11,500 based on the quoted market price of $0.92 on the settlement date

During 2004, a note holder exercised the right to convert a $215,861 note into 863,442 shares of the Company's common stock.

A creditor held a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company disputed the note; however, as a contingency, the Company recorded a total of $328,058 in accrued expenses at December 31, 2003 related to this matter. On February 5, 2004, the Company satisfied this disputed note with 60,000 shares of the Company's common stock. These shares were valued at $60,600 based upon the quoted market price of $1.01 on the settlement date.

During 2004, the Company recorded a settlement loss of $13,500 for 50,000 shares of its common stock that were issued to a third party. These shares were valued at $0.27 per share based on contemporaneous cash sales.

Convertible Preferred Stock Series A
------------------------------------
The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one ratio, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. As of December 31, 2004 there were 2,772,205 shares of our Series A Convertible Preferred Stock issued and outstanding.

During 2004, the Company sold and issued 25,000 shares of Series A Convertible Preferred Stock for cash at $1.00 per share for total proceeds of $25,000. Also, the Company received payment of $50,000 for the Series A Convertible Preferred Stock subscription during 2003 and issued the 50,000 shares of Series A convertible preferred stock that was issuable at December 31, 2003.

During 2004, the Company issued 12,500 shares of its Series A Convertible Preferred Stock for consulting services totaling $12,500. These shares were valued at $1.00 per share based on contemporaneous cash sales.

During 2004, the Company issued 24,000 shares of Series A Convertible Preferred Stock for services totaling $24,000 that was accrued as a liability at December 31, 2003. These shares were valued at $1.00 per share based on contemporaneous cash sales.

During 2004, the Company issued 120,000 shares of its Series A Convertible Preferred Stock to its COO/CFO in accordance with his employment agreement. These 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $80,000 deferred and $40,000 expensed as of December 31, 2004.

During 2004, the Company converted 98,375 shares of Series A Convertible Preferred Stock into 393,500 shares of the Company's common stock at the request of certain Series A Convertible Preferred Stock holders.

During 2004, the Company recorded $172,000 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio of four-for-one for Series A. This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $172,000 was recorded as a preferred stock dividend. Additionally during 2004, the Company recorded Series A convertible preferred stock dividends of $270,583.

Convertible Preferred Stock Series B
------------------------------------
On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1.00 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. There were no shares of Series B Convertible Preferred Stock issued as of December 31, 2004. During 2004, the Company recorded 28,568 shares of Series B Convertible Preferred Stock as issuable. This is comprised of 23,203 Series B shares issuable to the private placement unit holders during 2003 and the exercise of certain warrants during 2004 and 5,365 Series B shares issuable to private placement shareholders during 2004. The 28,568 shares of Series B were converted to 28,568,240 shares of common stock during 2004

During 2004, the Company recorded $28 for the intrinsic value associated with the embedded beneficial convertible feature of the Series B convertible preferred stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio of one thousand-for-one for Series B. This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $28 was recorded as a preferred stock dividend. Additionally during 2004, the Company recorded Series B convertible preferred stock dividends of $17,901.

2003 Private Placement
----------------------
During the fourth quarter of 2003, the Company had a private placement offering of common stock. From this offering, the Company received $1,575,000 of cash proceeds and recorded a $100,000 subscriptions receivable at December 31, 2003. The investors received 6,700,000 common stock shares, 6,700,000 common stock warrants with an exercise price of $0.50 and an expiration date of February 28, 2004 and 3,350,000 common stock warrants with an exercise price of $0.75 and an expiration date of May 30, 2004 (See Note 7H for details of warrants). The Company issued 5,900,000 shares of common stock during the first quarter of 2004 related to this private placement.

The remaining 800,000 shares from this private placement will not be issued because during July 2004, the Company and this party mutually terminated the subscription agreement and the Company paid back the $100,000 originally paid, reduced the subscription receivable of $100,000 to zero and did not issue the 800,000 shares that were recorded as issuable to this investor. The Company also reduced its Series B convertible preferred stock issuable for the 1,433 shares of Series B related to this transaction. In addition, the Company paid $68,121 as settlement of other amounts owed to this individual. The $68,121 was recorded as a settlement loss during 2004.

On February 5, 2004, as part of the private placement the Company's Board of Directors authorized: a) 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, b) 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrant holders of the private placement and c) 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrant holders of the private placement.

During 2004, warrants were exercised to purchase 6,700,000 shares of common stock from the private placement at $0.50 per share and warrants were exercised to purchase 355,333 shares of common stock from the private placement at $0.75 per share. The Company received $3,616,500 of cash from the exercise of these warrants.

In conjunction with raising these funds, the Company paid in cash, offering costs of $229,750 during 2003 and $482,946 during 2004. The Company also issued 630,000 warrants during 2003 with an exercise price of $0.001 per share that expire sixty days from their issuance valued at $541,170, which cost is included in warrants granted for services in the additional paid-in capital (total offering costs of $770,920 during 2003) (See Note 7H).

2004 Private Placement
----------------------
During the third and fourth quarters of 2004, the Company sold some of its securities through a private placement. Each unit in the 2004 private placement was comprised of 666.67 shares of common stock and 1.194 shares of Series B Preferred Stock for each $500 received. During the third and fourth quarters of 2004, the Company received $2,246,456 of proceeds related to this 2004 private placement. The Company issued 2,995,274 shares of common stock and the 5,364.54 shares of series B convertible preferred stock were converted into common stock totaling 5,364,540 shares.

Investment Agreement
--------------------
The Company had a prior agreement with Swartz Private Equity, LLC (Swartz) to provide certain funding to the Company based upon this agreement. If the Company did not meet certain requirements in the agreement the Company was also subject to a penalty of up to $100,000 for each six month period and a $200,000 penalty if the put agreement is terminated automatically or by the Company. At January 1, 2003, the Company owed $200,000 of penalties and during 2003, the Company computed $200,000 in penalties and $300,000 in penalties was waived by Swartz which resulted in a $100,000 accrued commitment penalty at December 31, 2003.

At January 1, 2003, Swartz had warrants to purchase 541,558 shares of the Company's common stock. During 2003, the Company and Swartz entered into an amendment to this agreement which extended the terms of each of the 541,558 warrants by two additional years. On October 22, 2003, Swartz exercised all of the 541,558 warrants in a cashless exercise transaction which resulted in Swartz being entitled to receive 379,907 shares of the Company's common stock.

On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to: i) pay $10, ii) promptly issue the 379,907 shares of common stock from the cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, iii) Swartz shall retain the 100,000 shares of stock that had been issued during 2002 per the initial agreement and then were not valid as put shares as the put transaction was never executed, but the shares had been issued to Swartz and v) the investment agreement between the Company and Swartz shall terminate subject to the completion of items i - iv above. During February 2004, the Company issued the 379,907 shares of common stock (without any restrictive legends).

The 100,000 share were valued at $104,000 using the quoted marked price of $1.04 on the date of settlement. This $104,000 settled the $100,000 commitment payable that was owed to Swartz at December 31, 2003 and the remaining $4,000 was recognized as a settlement loss.

Non-Employee Stock Warrants
---------------------------
During 2003, the Company reset the exercise price of warrants issued in a prior year to Swartz as follows: 25,478 warrants at $0.20; and 200,000 warrants at $0.25. The result under the variable accounting method was a net charge to commitment expense of $12,349 during 2003. During 2003, the Company and Swartz entered into an amendment to their agreement which extended the terms of each of their 541,558 warrants by two additional years and the Company recorded an additional expense of $53,777 related to these extensions.

During 2003, the Company granted warrants to purchase 2,105,000 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.001 to $0.75. These warrants were valued at an aggregate of $766,509. The Company recorded $541,170 of the value of these warrants as offering costs during 2003 and the remainder of $225,339 is recognized as consulting expense over the period of each consultants agreement. These warrants were valued using the Black-Schools Options Pricing Model using the following assumptions: expected life of 30 - 428 days, volatility of 161% - 253%, zero expected dividends and a discount rate of 0.91% to 1.2%. The expiration date of a warrant that was issued during 2003 for 50,000 shares was extended for one year during 2004. At December 31, 2004, 125,000 of these warrants are outstanding.

On November 12, 2003, the Company granted a warrant to purchase 50,000 shares of its common stock at an exercise price of $0.25 with an expiration date of November 11, 2004 in conjunction with a settlement of monies owed. These warrants were valued at $0.8214 per warrant, or $41,070 using the Black-Schools Options Pricing Model using the following assumptions: expected life of 1 year, volatility of 209%, zero expected dividends and a discount rate of 0.94%. These warrants expired during 2004.

During 2003 the Company granted 300,000 warrants under the default provisions of certain notes payable which were valued at $122,500 and charged to interest expense using the Black-Schools option pricing model with a 30 day expected life, volatility of 110% - 282%, zero expected dividends and a discount rate of 0.89% - 1.20%. All of these warrants were exercised during 2003.

During the fourth quarter of 2003, the Company had a private placement offering of common stock. In conjunction with this offering, the Company granted 6,700,000 common stock warrants with an exercise price of $0.50 with a February 28, 2004 expiration date and 3,350,000 common stock warrants with an exercise price of $0.75 with a May 30, 2004 expiration date. During May 2004, the Board of Directors extended the exercise date of the $0.75 warrants from May 30, 2004 to June 30, 2004. At December 31, 2004, all of these warrants had been exercised. See Note 7H

On October 31, 2003, the Company granted a warrant to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. These warrants were granted in conjunction with a stock purchase agreement dated October 31, 2003 to purchase 1,000,000 shares of the Company's common stock for $0.25 per share. These warrants were expired at December 31, 2004.

During 2004 the Company granted warrants to purchase 1,395,736 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.25 to $0.50. These warrants were valued at an aggregate of $707,352 and are recognized as consulting expense over the period of each consultant's agreement. These warrants were valued using the Black-Schools Options Pricing Model using the following assumptions: expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% to 2.03%. At December 31, 2004, 725,000 of these warrants are outstanding.

During 2004 the Company granted warrants to purchase 50,000 shares of the Company's common stock under the default provisions of certain notes payable at an exercise price of $0.025. These warrants were valued at $46,500 and charged to interest expense using the Black-Schools option pricing model with a 30 day expected life, volatility of 74% - 100%, zero expected dividends and a discount rate of 0.85% - 0.92%. All of these warrants were exercised during 2004.

Employee Stock Options and Warrants
-----------------------------------
On June 26, 2000, the Company's Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSOs) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an

ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSOs granted under the Plan have a maximum duration of 10 years.

The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants are recorded as a compensation expense.

During the first quarter of 2004, the Company issued warrants to the COO/CFO and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued at $149,000 under the intrinsic value method of APB 25 based on quoted market prices and will be recorded as compensation expense over the service period.

During 2004, a member of the Board of Directors was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided.

During 2004, the COO was granted a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $0.25 for services provided.

For additional services to be provided, the President, OnScreen Products Division was granted a five-year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant can be exercised on or after November 1, 2006. The warrant expires if the employee does not complete his full employment term through October 31, 2006.

The Director of Administration was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided.

During 2004, a total of 40,000 of stock options were granted to two employees. The exercise price exceeded the fair value of common stock based on contemporaneous common stock cash sales during 2004; therefore no compensation expense was recorded as there was no intrinsic value.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act
-------------------------------------------------------------------------
Our Articles of Incorporation provides that, "To the fullest extent permitted by Colorado Business Corporation Act as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director."

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

Shares Eligible for Future Sale
-------------------------------
As of December 31, 2004, we had outstanding 63,680,020 shares of Common Stock. Of these shares, 12,173,665 shares are freely tradable without restriction or limitation under the Securities Act.

The 51,506,355 shares of Common Stock held by existing shareholders as of December 31, 2004 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2004, we had issued and outstanding 2,772,205 shares of Series A Convertible Preferred Stock, all of which are "restricted" within the meaning of Rule 144 as noted above.

The possibility of future sales by existing stockholders under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------
OnScreen Technologies, Inc. is a publicly traded company (OTC-BB: ONSC) focused on commercializing its innovative technology to the world of visual communications. The company concentrates on motion display solutions and seeks to develop innovative approaches to visual communication and advertising products and delivery systems. The Company is focused on the design, development, licensing and sale of LED products manufactured with the OnScreen(TM) LED technology architecture.

The Company expects delivery of the initial products in the first half of 2005. Until the initial products are delivered, the Company does not expect to record any significant increase in revenues. Although the EyeCatcherPlus and the mobile LED jumbo screen truck are believed to be economically viable, management has assigned the rights to the EyeCatcherPlus screens to a third party for 5% of the revenues generated and continues to receive revenues from the mobile LED unit. The majority of management's focus is concentrated on the Company product development and marketing. Through licensing agreements and some established accounts, the Company expects to receive some revenue from its mobile LED truck and the motion display boards during 2005. The Company wrote-off the EyeCatcherPlus screens during 2004 as the revenue generated was not sufficient enough to support the value of the screens.

A priority of management during 2004 has been and is to raise the capital needed to continue to fund the development and marketing of the Company's products. During the year ended December 31, 2004, the Company received proceeds from sales of common stock totaling $5,632,194 comprised of $3,133,554, net of offering costs from the exercise of the $0.50 and some of the $0.75 warrants that were issued to the 2003 private placement unit holders, $2,246,456 from the 2004 private placement, $352,184 from other warrants and options exercised less $100,000 that was paid back to an investor whose subscription agreement was terminated. During 2005, management is continuing to pursue private equity funding. These funds will enable the Company to develop its OnScreen(TM) LED technology products and continue the Company's operations until the Company brings the products to market.

During the year ended December 31, 2004, the Company continued to incur significant losses from operations. The Company incurred a net loss of $7,904,229 for the year ended December 31, 2004. This net loss of $7,904,229 includes non-cash charges of approximately $4.3 million for equity given to employees and consultants for services provided.

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

Valuation of Non-Cash Capital Stock Issuances
---------------------------------------------
The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of the equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense, deferred stock and equity stock accounts.

LIQUIDITY AND CAPITAL RESOURCES

General
-------
The Company's cash and cash equivalents balance at December 31, 2004 is $1,561,650 and its marketable securities available-for-sale is $401,233. Its working capital balance at December 31, 2004 is $1,465,819. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
-----------------------
The Company's operating requirements generated a negative cash flow from operations of $3,868,265 during 2004. This includes payments to settle several existing payables and accrued expenses, which reduced the payables and accruals by $460,949 from December 31, 2003. The Company does not expect to have significant cash settlement payments during 2005.

During 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. The Company expensed approximately $4.3 million related to these equity payments.

As the Company focuses on the OnScreen(TM) technology during 2004, it will continue to fund research and development related to the Company's products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue and will continue to use cash in its operating activities until its product line is commercialized which is expected to be during the first half of 2005. The Company will outsource the production of its products during 2005.

Capital Expenditures
--------------------
During the first quarter of 2004, the Company made payments of $575,000, for the remaining OnScreen(TM) royalty payments and receipt of the inventor's contract rights, including all royalty rights in the License Agreement of which $522,500 was recorded as an investment in technology rights and will be amortized over a 20-year life.

The Company capitalized $48,657 of patent expenses during 2004. These costs will be amortized over the life of the patents once approved or expensed if not approved. The Company will continue to incur and capitalize costs associated with patenting its technology during 2005.

The Company invested approximately $118,000 in equipment which was mainly computer equipment used for sales, marketing, research and development and administration and for two automobiles during 2004. The automobiles display signage advertising the Company's products and will be used to advertise the products of the Company at trade shows. During 2005, the Company anticipates that its capital expenditures will not significantly change. The Company plans to outsource the manufacture of its products.

Financing activities
--------------------
During the fourth quarter of 2003 and into the first quarter of 2004, the Company undertook a private placement of investment Units, each investment Unit consisting of 4,000 shares of our common stock, a warrant to purchase 4,000 shares of common stock at a price of $0.50 per share ("Warrant #1") and a warrant to purchase 2,000 shares of common stock at a price of $0.75 per share ("Warrant #2"). Additionally, through a 2004 amendment to the private placement, purchasers of Units received an aggregate of 23,203 shares of our Series B Convertible Preferred Stock as follows:

          10,567  shares pro-rata upon purchase of Units;
          12,000 shares pro-rata to investors who exercised Warrant #1; and 636 shares pro-rata to investors who exercised Warrant #2.

During 2004, the Company received $3,350,000 ($2,867,054 net of cash offering costs) of cash, related to the exercise of the $0.50 Warrants #1 and issued 6,700,000 shares of its common stock and the 12,000 shares of its Series B Preferred Stock was converted to 12,000,000 shares of common stock.

During 2004, the Company received $266,500 of cash proceeds from the exercise of some of the $0.75 Warrants #2 and issued 355,333 shares of its common stock and the 636 shares of its Series B Preferred Stock was converted to 636,402 shares of common stock.

During the second half of 2004, the Company received $2,246,456 of cash proceeds from its 2004 private placement and issued 2,995,274 shares of its common stock and the 5,365 shares of its Series B Preferred Stock was converted to 5,364,536 shares of its common stock. This 2004 private placement was comprised of 666.67 shares of common stock and 1.194 shares of Series B Preferred Stock for each $500 received.

Also during the third quarter of 2004, the Company paid an investor $100,000 that was previously received for the purchase of common stock as the agreement with that investor was mutually terminated.

During the year ended December 31, 2004, the Company received $352,184 from the exercise of other warrants and options.

During the first quarter of 2004, the company received $75,000 from the sale of Series A Convertible Preferred Stock.

During the first quarter of 2004, the Company paid certain note holders in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. Also, the Company satisfied notes of $50,000 and $2,511 during 2004.

The Company paid $257,347 of Series A Convertible Preferred Stock dividends during 2004 and the Company will have Series A Convertible Preferred Stock dividend payments going forward.

Recap of liquidity and capital resources
----------------------------------------
The Company believes that the cash generated from the late 2003 and 2004 private placements and the cash generated from operations, should be sufficient to meet its working capital requirements for the next twelve months. However, the Company anticipates expanding and developing additional technology and product lines which may require additional funding. If additional funding is needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted. Management expects the OnScreen(TM) LED technology to be commercialized during the first half of 2005 and to begin generating revenue from the patent protected OnScreen(TM) LED architecture product line by the late first half of 2005. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

Off-Balance Sheet Arrangements
------------------------------
As of December 31, 2004, we have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2004 and 2003.

Revenue
-------
Revenue was lower during year ended December 31, 2004 compared to the same period in the prior year due to the assignment of EyeCatcherPlus displays and the current focus on the development of the OnScreenTM LED technology products. The revenue for the year ended December 31, 2004 was $145,988 comprised mainly of LED truck revenue of $83,580. The revenue for year ended December 31, 2003 was $308,634 comprised mainly of $62,700 from the sale of EyeCatcherPlus displays, $93,058 from the rent revenue of the EyeCatcherPlus displays and $115,204 from LED truck revenue.

During 2005, the Company may receive some indirect revenue from its assignment of the EyeCatcherPlus business. Although the Company is no longer seeking new EyeCatcherPlus customers because of the assignment of the EyeCatcherPlus business, the Company is still encouraging new business development for the mobile LED truck because it remains a source of revenue. Management does not expect the Company's revenue to increase until the shipment of the OnScreen(TM) LED technology product line during the late first half of 2005.

During 2004, 36% of revenues were derived from two customers at 25% and 11%.

Cost of revenue
---------------
There was cost of revenue of $0 and $125,021 for the years ended December 31, 2004 and 2003, respectively. The 2003 cost of sales comprised principally of $49,112 Boards Shrinkage (damage, lost and stolen boards) and $74,400 related to the EyeCatcherPlus displays.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $2,583,857 for year ended December 31, 2003 to $6,936,155 for the same period during 2004. This increase of $4,352,298 is primarily the result of increased consulting expenses of approximately $1,711,000 and increased compensation expenses of approximately $2,377,000.

The majority of the increase in the consulting expense for the year ended December 31, 2004 compared to 2003 was paid with the issuance of common stock and warrants. The total non-cash consulting expense for the year ended December 31, 2004 is approximately $2,192,000.

The increase in compensation expense in 2004 compared to 2003 is the result of hiring the required talent to facilitate commercializing the OnScreen(TM) products and bringing these products to market by the first half of 2005 and includes compensation expense of $1,433,028 related to the stock issued to the President/CEO in accordance with his employment contract. The total non-cash compensation expense for the year ended December 31, 2004 (including the $1,433,028) is approximately $2,090,000. At December 31, 2004, the company had $438,282 remaining in its Deferred Stock Compensation Expense account which will be expensed over the remaining term of service for the employees.

The company anticipates its sales and marketing and its technology expenditures to increase during 2005 due to the commercialization and marketing of its OnScreen(TM) product by the first half of 2005 while the remaining general and administrative costs are anticipated to be similar to 2004.

Research and Development
------------------------
The research and development costs are related to the OnScreen(TM) LED technology to which the Company acquired the licensing and patent rights. The $839,935 increase in research and technology costs during 2004 compared to the same period in 2003 is a result of activities to further research and develop the OnScreen(TM) LED technology and products. The Company anticipates its expenditures in research and development costs will increase during 2005.

Commitment Penalty and Warrant Modification Expense - Swartz
------------------------------------------------------------
At December 31, 2003, the commitment penalty expense - Swartz was $266,126. The Company had an agreement with Swartz Private Equity, LLC (Swartz) to provide certain funding to the Company. If the Company did not meet certain requirements it was subject to a penalty of up to $100,000 for each six-month period. During 2003, the Company computed $200,000 in penalties. During 2003, the Company and Swartz entered into an amendment that extended the terms of their warrants by two additional years which resulted in an additional expense of $66,126. During 2004, there were no commitment penalty and warrant modification expense.

Impairment Loss
---------------
During 2004, the impairment loss was $195,398 compared to $270,355 for the same period during 2003. During 2004, the Company wrote off the remaining balance of its EyeCatcherPlus displays which resulted in an impairment loss of $195,398.

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

Bad Debt
--------
Bad debt expense has decreased by $120,205 from $138,667 during 2003 to $18,462 during 2004. During 2003 and 2004, the bad debt expense reflected an allowance for rent receivable and write off of uncollectible EyeCatcherPlus accounts.

Other Income
------------
The Company recorded $14,510 and $49,198 of other income related primarily to bookkeeping services and rental income from a sublease to a related party during 2004 and 2003, respectively. This arrangement was cancelled during 2004.

Other Expense
-------------
During 2004, the Company recorded $22,768 related to loss on disposal of certain fixed assets.

Investment Income
-----------------
During 2004, in order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. The Company recorded $20,969 of investment income related to these investments.

Settlement Gain
---------------
The settlement gain was $335,465 for the year ended December 31, 2004 compared to $314,192 for the same period in 2003. The main component of the 2004 gain was from the settlement of a disputed convertible promissory note in the principal amount of $234,869 plus 8% interest accruing from the note date of August 1999. On February 5, 2004, the Company satisfied this disputed obligation with 60,000 shares of the Company's common stock. These shares were valued at $60,600 and the Company recorded a settlement gain of $267,458 in February 2004. The main component of the 2003 gain was the forgiveness of Swartz penalties of $300,000.

Settlement Loss
---------------
The settlement loss was $139,621 for the year ended December 31, 2004 and $248,205 for the year ended December 31, 2003. During 2004, the Company paid approximately $68,000 related to services provided by a consultant that was in dispute and accrued $67,000 at December 31, 2004 related to a proposed settlement with another consultant. During 2003, settlement losses reflect the various issuances of capital stock as settlements of debt or accrued obligations or other matters where the value of the stock exceeded the recorded obligation

Interest Expense
----------------
The Company incurred $64,071 and $273,549 of interest expense during 2004 and 2003, respectively. The interest expense for the year ended December 31, 2004 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes and $17,571 of interest paid by the issuance of equity.

The interest expense for the year ended December 31, 2003 includes $122,500 of non-cash interest related to the value of options issued under default provisions of certain notes and $96,499 of interest paid by the issuance of equity.

Net Loss
--------
The net loss increased $4,465,722 for the year ended December 31, 2004 compared to the same period in 2003. The increase in net loss during 2004 compared to 2003 is the result of the redirection of the Company's business focus to the OnScreen(TM) technology and the related increase in research and development, consulting and general and administrative costs to facilitate commercializing the OnScreen(TM) products and bringing these products to market during 2005.

Preferred Stock Dividends
-------------------------
During the year ended December 31, 2004, the Company recorded $172,000 and $28 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. During 2003, the Company recorded $951,765 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A Convertible Preferred stock.

For financial statement purposes, the intrinsic value associated with the embedded beneficial convertible feature of Series A and Series B Convertible Preferred Stock was recorded as a preferred stock dividend.

Additionally, during 2004, the Company recorded Series A Convertible Preferred Stock dividends of $270,583 and Series B Convertible Preferred Stock dividends of $17,901 and the Company recorded Series A Convertible Preferred stock dividends of $102,835 during 2003.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements and the report of Salberg & Company, P.A. dated March 15, 2005 are attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to OnScreen Technologies, Inc. during the period when this report was being prepared.

Changes in internal controls over financial reporting.
------------------------------------------------------
In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER MATTERS

There are no matters to be reported under this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

Name                 Age    Position
------------------   ---    ---------------------------------------------------
John Thatch           43    Chief Executive Officer, President and Director

Mark R. Chandler      50    Chief Operating Officer and Chief Financial Officer

Russell L. Wall       61    Director

Bradley J. Hallock    46    Director

Charles Baker         50    Director

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

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

John "JT" Thatch, President/CEO and Director
--------------------------------------------
Mr. Thatch, age 43 years, has served as, Chief Executive Officer, President and a Director of the Company since January 2000 and was elected at the June 2004 shareholders' meeting to serve an additional two year term. His responsibility is to oversee all functions of the company, including day-to-day operations. Mr. Thatch was directly responsible for securing the OnScreen licensing rights for the Company and has been instrumental in securing talent and identifying opportunities associated with the technology. Mr. Thatch has over 15 years of entrepreneurial business experience that includes executive management positions in various companies that he has founded or managed. Mr. Thatch holds positions on various boards of directors ranging from private and public companies to non-profit organizations and is an active member of the CEO Council. Mr. Thatch attended Saint Petersburg College and holds a Bachelor of Arts Degree in Business Administration from Middleham University. He brings leadership, marketing and strong management skills to the company.

Mark R. Chandler, Chief Operating Officer and Chief Financial Officer
---------------------------------------------------------------------
Mark R. Chandler - Mr. Chandler joined OnScreen in January 2004 after working 23 years with Sara Lee Corporation where he held several senior positions in finance, general management and operations. He most recently was the CEO of Business Development Europe and was a member of the Board of Directors of Sara Lee Apparel Europe. Previously, he was the Group Chief Financial Officer for the $2 billion European apparel group for Sara Lee and responsible for all financial and administrative activities, IT, and strategic planning. Additionally, he led the organization and launch of a new technological breakthrough product for the European apparel market. Mr. Chandler has extensive and diversified international experience in finance, IT, strategic planning and implementation, operations and general management, treasury, business development and corporate development including acquisitions and divestments. Mr. Chandler began his career with American Express as an internal consultant and held several financial positions with General Foods. He moved to Playtex, Inc. in 1980 and actively participated in two leverage buyouts prior to the company being sold to Sara Lee in 1991. Mr. Chandler holds a Bachelor of Arts degree in mathematics and economics from Whitman College in 1976 and a MBA in finance and marketing from Columbia University Graduate School of Business in 1978. Mr. Chandler is a member of the European Executive Council and is a Director of the non-profit Frontier Foundation.

Russell L. Wall, Director
-------------------------
Mr. Wall served on the Board of Directors since November 2003 and was elected at the June 2004 shareholders' meeting to serve an additional one year term. He also serves as Chairman of the Audit Committee. Mr. Wall holds a Bachelor of Science degree in Engineering from Iowa State University, a MBA degree in finance/marketing from University of Santa Clara and a Chartered Financial Analyst designation. Prior to his retirement in 2000, Mr. Wall was Chief Financial Officer for 12 years of a publicly traded company. His responsibilities included financial/accounting management, internal and external financial reporting, strategic planning and other operational duties. Mr. Wall brings 5 years experience in the financial securities industry as a consultant and portfolio manager with a Wall Street and a private investment management firm. He also brings 10 years Fortune 100 company experience in the engineering and construction industry with assignments as Analysis and Development Engineer, Planning and Control Manager and Project Manager.

Brad Hallock
------------
Brad Hallock, age 46, was appointed to the Board of Directors in April 2004 and was elected at the June 2004 shareholders' meeting to serve an additional two year term. Mr. Hallock brings to the board over 25 years of corporate experience. Mr. Hallock was the founder and Chief Executive Officer of C and R, Ltd., a provider of wholesale services to the automobile industry with annual revenue in excess of $10,000,000. For three years, Mr. Hallock served as a Senior Executive for First America Automotive, Inc. (FAA), an $800,000,000 annual revenue company that was later acquired by Sonic Automotive, Inc. (NYSE:SAH). As a Senior Executive at FAA, he conceived and implemented the "Auto Factory" concept to vertically integrate used car operations across disparate retail franchises on a regional basis. He led the expansion of this concept into a $100,000,000 annual revenue division of FAA resulting with industry leading profitability. During his tenure at FAA, Mr. Hallock was a key member of the merger and acquisition team, where he was instrumental in the successful acquisition and integration of over 50 new car retail franchises

Charles Baker, Director
-----------------------
Charles Baker was appointed to the Company Board of Directors, effective March 1, 2005. Mr. Baker is an experienced global business executive with a 25 year track record of building and implementing successful business strategies. Mr. Baker is currently the President of Vesta International, the premium provider of stored value, payment and fraud solutions. Prior to Vesta, Mr. Baker was CEO/Managing Director of Starbucks Coffee Company, Australia. He also spent several years at NIKE where, as Divisional Vice President/General Manager of NIKE Global Retail, he led the growth of a $1.2 billion retail business in 16 countries. He was also a member of NIKE's Executive Leadership team which was responsible for leading the strategy of NIKE's $12 billion worldwide. In addition, he was CEO of a leading Internet company, Family Wonder, which he successfully led through its acquisition by Sega, Inc. Earlier in his career, Mr. Baker was General Manager of Britches of Georgetowne, a leading apparel company.

Steven Velte, President of the OnScreen(TM) Products Division
-------------------------------------------------------------
Mr. Velte spent 18 years with Hewlett-Packard and the HP spin-off, Agilent Technologies. He provided first customer market placement and design input for a variety of technologies including state-of-the-art Remote Fiber Test Systems deployed in the 1996 Atlanta Olympics, PC- based instrumentation and

Hewlett-Packard's "acceSS7" system. With Mr. Velte as a key team leader, "acceSS7" system sales grew from zero to over $1 billion of installed base. For Agilent, Mr. Velte also spearheaded a variety of global partnering arrangements with companies providing leading edge solutions for telecommunications fraud and advanced telecom billing. He has been personally recognized by the CEO of Agilent for his contributions as an editor to the widely respected Telecommunications News and the creation of the first worldwide "acceSS7" User's Conference. Mr. Velte personally holds two US patents and received his electrical engineering degree from Virginia Polytchenic Institute in 1984.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables list the cash and option grant remuneration paid or accrued and option exercises during 2002, 2003 and 2004 to our officers, executives and directors who received compensation of $100,000 or more in 2002, 2003 and 2004.

--------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                    ------------------------------------------------------------
                                      Annual Compensation                        Awards                Payouts
--------------------------------------------------------------------------------------------------------------------------------
        (a)            (b)       (c)       (d)          (e)             (f)                (g)           (h)          (i)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                    Restricted          Underlying
 Name and Principal                       Bonus    Other Annual        Stock          Options/ SARs    Payouts      All Other
      Position         Year   Salary ($)    ($)  Compensation ($)    Award(s)              (#)           ($)     Compensation ($)
--------------------------------------------------------------------------------------------------------------------------------
John Thatch,            2004     155,000    --         10,000         1,666,312                --           --             --
Pres./CEO               2003     140,000    --         10,000           311,777                --           --             --
                        2002     120,000    --         10,000           156,706                --           --             --
--------------------------------------------------------------------------------------------------------------------------------
Mark Chandler           2004     155,000    --             --           120,000 (2)       600,000           --             --
COO/CFO (1)             2003          --    --             --                --                --           --             --
                        2002          --    --             --                --                --           --             --
--------------------------------------------------------------------------------------------------------------------------------
Steven Velte            2004     155,000    --             --           450,000         2,000,000           --             --
Pres. of Products       2003      85,000    --             --                --         1,750,000           --             --
Division (3)            2002          --    --             --                --                --           --             --
--------------------------------------------------------------------------------------------------------------------------------

----------
(1)   Mr. Chandler joined the Company on January 1, 2004.
(2) Mr. Chandler was issued 120,000 of the Company's Series A Convertible Preferred Stock.
(3)   Mr. Velte joined the Company on May 1, 2003.

                                         OPTION GRANTS DURING FISCAL 2004

                                                Percent of
                               Number of       Total Options
                              Securities         Granted to     Exercise    Market
                              Underlying        Employees in   Price Per   Price on
                               Options             Fiscal        Share      Date of
Name                           Granted             Year(3)      ($/Sh)       Grant     Expiration Date
---------------------------------------------------------------------------------------------------------
John Thatch                           --                  --         --           --                 --

Mark Chandler                    100,000 (1)               3%     $0.25        $0.93   December 1, 2006
                                 500,000 (1)              13%     $0.25        $0.65    October 6, 2009

Steven Velte                   2,000,000 (2)              51%     $0.25        $0.65    ovember 1, 2011

----------
(1)   The options granted to Mr. Chandler were fully vested on the grant date.
(2)   The options granted to Mr. Velte vest on November 1, 2006.
(3) During the year ended December 31, 2004, OnScreen granted employees options to purchase 3,940,000 shares of common stock.


                 AGGREGATED OPTION EXERCISES DURING FISCAL 2004
                                       AND
                       FISCAL 2004 YEAR-END OPTION VALUES

The following table shows the number of shares underlying both exercisable and unexercisable stock options held by the executive officers named in the Summary Compensation Table as of the year ended December 31, 2004, and the values for exercisable and unexercisable options:

                                                            Number of Securities                Value of Unexercised
                                                           Underlying Unexercised         In-The-Money Options at December
                                                        Options at December 31, 2004                31, 2004 (1)
                      Shares Acquired       Value      --------------------------------------------------------------------
Name                  on Exercise ($)   Realized ($)   Exercisable      Unexercisable     Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------------
John Thatch                  --               --                   --              --                 --                 --
Mark Chandler                --               --              600,000              --           $348,000                 --
Steven Velte (2)             --               --            1,050,000       2,000,000           $554,000         $1,160,000

----------
(1) Options are in the money if the market value per share of the shares underlying the options is greater than the option exercise price. This calculation is based on the fair market value at December 31, 2004 of $0.83 per share, less the exercise price.
(2)   Mr. Velte assigned 700,000 of his common share warrants to others.

Director Compensation
---------------------
Other than as noted below, no Director is compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

In recognition for serving on the Company Board of Directors initially without the benefit of officers and directors liability insurance, which service is of benefit to the Company in connection with the Company's management and compliance with the Sarbanes-Oxley Act of 2002, the Board of Directors authorized issuance to Russell L. Wall a warrant to purchase 100,000 restricted common shares at a price of $0.25 per share within 3 years after the date of issuance. In recognition for past services as a director of the Company, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Russell L. Wall of a warrant to purchase 600,000 restricted common shares within five years from date of issuance at a per share price of $0.25.

In recognition for services to be rendered by Charles Baker as a member of the Board of Directors, the Board of Directors authorized an honorarium issuance to Charles Baker of a Warrant to purchase 100,000 Corporation common shares at any time within three years from date of issuance at the per share price of $0.75.

EMPLOYMENT AGREEMENTS

President/CEO
-------------
In November 1999, the Company executed a three-year employment agreement with its president and CEO that was amended on June 2000. The agreement provides for a base salary of $140,000 in year one and $120,000 per year in years two and three, a non-accountable expense allowance of $10,000 per year, a stock issuance equal to 10% of the outstanding common shares, and discretionary incentive compensation payments. It also provided that the President/CEO would receive incentive compensation payments which are not less than the highest such payments provided to any other senior executive of the Company. This agreement was renewed in late 2002 for another three-year term with the same provisions expiring December 31, 2005.

On February 3, 2004, a Second Addendum to the Employment Agreement was entered into pursuant to which the Company agreed to cap Mr. Thatch's entitlement to shares of common stock at 3,000,000 and pay him 1% of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) LED technology, provided that the Company consummates the Private Placement in its entirety and receives the portion of the Unit purchase price to which it is entitled. On February 10, 2004, the Company's board of directors approved increasing the President's salary to $150,000 for the duration of his employment agreement in compliance with the President's employment agreement that includes a provision that he would get paid equal compensation to any other senior executive of the Company (President of the OnScreen(TM) Products Division's salary is $150,000). The President will receive $120,000 in cash and the remaining $30,000 will be accrued. By August 23, 2004 Board of Directors resolution, the annual salary of John "JT" Thatch was increased to $180,000 beginning November 1, 2004.

On March 28, 2005, an addendum was made to the CEO/President's employment agreement. The term of the agreement was extended three years, expiring on December 31, 2008. The CEO/President is to receive an additional 2.1 million shares of the Company's common stock and the monthly vehicle allowance was increased from $500 to $1,500. The CEO/President relinquished his entire entitlement to any of the Company's revenue.

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

By August 23, 2004 Board of Directors resolution, the annual salary of Mark R. Chandler was increased to $150,000 retroactive from January 1, 2004 and Chandler's annual salary beginning November 1, 2004 was increased to $180,000.

In recognition for past services rendered by Mark R. Chandler, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Mark R. Chandler a warrant to purchase 500,000 restricted common shares within five years from date of issuance a per share price of $0.25.

In recognition of continuing and additional services to be rendered by Mark R. Chandler, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Mark R. Chandler three hundred seventy five thousand (375,000) Series A Convertible Preferred shares and one thousand five hundred (1,500) Series B Convertible Preferred shares in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006; and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006. The said shares will be issued so long as Chandler has not terminated employment voluntarily before the above issue date.

President of the OnScreen(TM) Products Division
-----------------------------------------------
In May 2003, the Company executed a six-month employment agreement with the President of the OnScreen(TM) Products Division. The employee's compensation was for $10,000 per month accrued, but payment deferred until such time the Company's technical division has sufficient cash on hand to pay the salary. At the employee's option, such accrued salary may be converted to common or preferred shares of the Company at the current bid price. In addition, the employee was granted three-year warrants for 500,000 shares of the Company's common stock at an exercise price of $0.25 per share; 750,000 shares at $0.35 per share upon completion of Phase II prototype as defined in the Agreement; 500,000 shares at $0.40 per share upon receipt by the Company of any Next Stage OnScreen funding in excess of $150,000 as defined in the Agreement and 250,000 shares at $0.50 per share upon receipt by the Company of payment for commercial orders in excess of $200,000.

During 2003, the Company issued 1,750,000 of the warrants in accordance with the President of the OnScreen(TM) Products Division's agreement. The remaining 250,000 warrants were not issued at December 31, 2004, as the criteria for the shares to be issued had not been met.

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

In recognition of continuing and additional services to be rendered by Stephen
K. Velte, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Stephen K. Velte a warrant to purchase 2,000,000 restricted common shares within five years from date of issuance at a per share price of $0.25. It is a condition precedent for the vesting of the said warrant and issuance of the shares through the warrant that Velte is employed by the Company through the term of his current November 7, 2003 employment agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this filing by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of filing this document have been included in the table.

------------------------------------------------------------------------------------------------------------
                                         BENEFICIAL INTEREST TABLE
------------------------------------------------------------------------------------------------------------
                                                                        Series A Convertible
                                                   Common Stock            Preferred Stock       Percent
                                             -------------------------------------------------      of
                                                             Percent                Percent      all Voting
                                                             of Class               of Class     Securities
Name and Address of Beneficial Owner (1)         Number        (2)        Number       (3)          (4)
------------------------------------------------------------------------------------------------------------
Steve Velte (5)                                  6,729,298       9.51%     50,000        2.28%         9.29%
Brad Hallock (6)                                 5,832,090       8.77%         --          --          8.49%
Marc Barhonovich (7)                             4,836,356       7.12%         --          --          6.90%
Sid Ferris & Helen Scott Duewel (8)              4,573,965       6.88%         --          --          6.66%
John Thatch                                      3,000,000       4.51%    231,221       10.55%         4.70%
William F. Ryan (9)                              2,657,372       3.92%    323,098       14.74%         4.26%
Russell Wall (10)                                1,691,493       2.52%         --          --          2.44%
Mark Chandler (11)                                 866,667       1.29%    658,726       30.06%         2.20%
Maryatha Miller                                         --         --     210,000        9.58%          *
Richard S. Kearney                                      --         --     150,000        6.85%          *
Ryan Family Partners, LLC                               --         --     210,667        9.61%          *
Officers, Directors, executives as group        18,119,548      25.14%    939,947       42.89%        25.67%

----------
*     Less than 1 percent
(1) Except as otherwise indicated, the address of each beneficial owner is c/o OnScreen Technologies, Inc., 200 9th Avenue North, Suite 200, Safety Harbor, Florida 34695.
(2) Calculated on the basis of 66,512,327 shares of common stock issued and outstanding at February 28, 2004 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3) Calculated on the basis of 2,191,316 shares of Series A Preferred Stock issued and outstanding at February 28, 2004.
(4) Calculated on the basis of an aggregate of 66,512,327 shares of common stock with one vote per share and 2,191,316 shares of Series A Preferred Stock with one vote per share issued and outstanding at February 28, 2004, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.
(5) Includes direct entitlement and third party management shares. Mr. Velte has the right to acquire through warrants 3,050,000 common stock shares and included in Mr. Velte's number of shares are 1,200,000 common stock shares Orion One, LLC has the right to acquire through warrants. Also, the number of common stock shares includes 1,457,372 shares owned by Orion One, LLC and 318,416 shares owned by RSV Productions.
(6) Includes direct entitlement and third party management shares. Mr. Brad Hallock's common stock shares includes 250,000 shares owned by Hallock Trust dtd 6/25/99.
(7) Includes direct entitlement and third party management shares. Mr. Barhonovich's common stock shares include 1,457,372 shares owned by Orion One, LLC, 1,202,524 shares owned by Florence H. Ganson Trust, and 120,000 shares owned by EDS Holdings, LLC. Mr. Barhonovich has the right to acquire through warrants 200,000 common stock shares and 1,200,000 common stock shares Orion One, LLC has the right to acquire through warrants.
(8) Mr. Ferris owns 2,791,045 shares of common stock and his wife, Ms Duewel owns 1,782,920 shares of common stock. (9) Mr. Ryan's common stock shares include 1,457,372 owned by Orion One, LLC and 1,200,000 common stock shares Orion One, LLC has the right to acquire through warrants. Mr. Ryan's Series A shares include 210,667 shares owned by Ryan Family Partners, LLC.
(10) Mr. Wall's common stock shares include 700,000 shares he has the right to purchase pursuant to a warrant
(11) Mr. Chandler's common stock shares include 600,000 shares he has the right to acquire pursuant to a warrant. Mr. Chandler's Series A Preferred shares include 250,000 shares owned by his IRA account.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth above, none of our directors or officers, nor any proposed nominee for election as one of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction in any presently proposed transaction which has or will materially affect the Company.

We have entered into employment agreements with all of our senior management. These employment contracts include provisions for the issuance of Common and Convertible Preferred shares as well as incremental salary increases. For description of these employment agreements and related rights to our stock options, see above Item 10, Executive Compensation, Employment Agreements.

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

The company also maintains an Internet site, which contains information about the company, news releases and summary financial data. The address of that site is http://www.onscreentech.com.

(a)   Exhibits

Exhibit No.     Description
-----------     ----------------------------------------------------------------
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

3.7**** Restated Articles of Incorporation, Officers' Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.

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

10.9**          Reserved.

10.10*** Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated December 22, 2003.

10.11** Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12**         Addendum to Lease Agreement dated February 1, 2004.

10.13****       Lease Agreement dated October 15, 2004.

10.14****       Second Addendum to the Employment Agreement of John "JT" Thatch
                dated February 3, 2004.

10.15** Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 12, 2003.

10.16** Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

10.17****       Assignment, dated February 16, 2005, of OnScreen(TM) technology patents ownership from inventor to CH Capital, Inc.

10.18****       Assignment, dated February 16, 2005, of OnScreen(TM) technology patents ownership from CH Capital, Inc. to Company.

10.19****       Contract between SMTC Manufacturing Corporation and Company dated November 9, 2004

10.20****       Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005

10.21****       Third Addendum to the Employment Agreement of John "JT" Thatch
                dated March 28, 2005.

10.22****       Promissory Note evidencing $1,500,000 unsecured short term loan.

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

99**            Senior Financial Officers Code of Ethics.

* Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.

** Incorporated by reference to our Form 10-KSB filed with the Commission on April 14, 2004.

*** Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.

****            Filed herewith.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 4, 2004 in connection with the appointment of Bradley J. Hallock to the Board of Directors.

The Company filed a Current Report on Form 8-K on July 19, 2004 in connection with changing the name of the Company from New Millennium Media International, Inc. to OnScreen Technologies, Inc.

The Company filed a Current Report on Form 8-K on March 3, 2005 in connection with the appointment of Charles Baker to the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors
------------------------
Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2004, have been audited by Salberg & Company, P.A., Boca Raton, Florida, Independent Registered Public Accounting Firm. Salberg & Company, P.A. billed the Company an aggregate of $50,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2004. Salberg & Company, P.A. billed the Company an aggregate of $46,200 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003. Audit related fees for 2003 were $4,800 and for 2004 were $0.

The Company paid these sums.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OnScreen Technologies, Inc.

Name                             Title                      Date
------------------------------   ----------------------     --------------


/s/                              CEO/President/Director     March 31, 2005
------------------------------
      John "JT" Thatch

/s/                              COO/CFO                    March 31, 2005
------------------------------
       Mark R. Chandler

/s/                              Director/Audit Committee   March 31, 2005
------------------------------
       Russell L. Wall

                           OnScreen Technologies, Inc.

                              Financial Statements

                           December 31, 2004 and 2003

                           OnScreen Technologies, Inc.


                                    Contents


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-3

Balance Sheet                                                                F-4

Statements of Operations                                                     F-5

Statement of Changes in Stockholders' Equity                               F-6-7

Statements of Cash Flows                                                   F-8-9

Notes to Financial Statements                                            F-10-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of:
Onscreen Technologies, Inc.:

We have audited the accompanying balance sheet of Onscreen Technologies, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Onscreen Technologies, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $7,904,229 and cash used in operations of $3,868,265 in 2004 and an accumulated deficit of $19,773,674 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2005

                           ONSCREEN TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                                  Assets
 CURRENT ASSETS
 Cash and cash equivalents                                                     $  1,561,650
 Marketable securities available-for-sale                                           401,233

 Accounts receivable                                                                  1,605
 Prepaid expenses and other                                                          38,354
                                                                               ------------
 TOTAL CURRENT ASSETS                                                             2,002,842
                                                                               ------------

 PROPERTY AND EQUIPMENT, NET                                                        299,951
                                                                               ------------

 OTHER ASSETS
 Restricted Marketable securities available-for-sale                                 30,000
 Technology rights, net                                                             391,667
 Patent Costs                                                                        48,657
 Deposits                                                                            14,360
                                                                               ------------
 TOTAL OTHER ASSETS                                                                 484,684
                                                                               ------------
 TOTAL ASSETS                                                                  $  2,787,477
                                                                               ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable                                                              $    128,858
 Preferred stock dividends payable                                                   84,368
 Accrued expenses                                                                   283,797
 Accrued compensation                                                                40,000
                                                                               ------------
 TOTAL CURRENT LIABILITIES                                                          537,023
 Accrued expenses payable with common stock                                         245,669
                                                                               ------------
 TOTAL LIABILITIES                                                                  782,692
                                                                               ------------
Commitments and contingencies (Note 6)

 STOCKHOLDERS' EQUITY
 Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
      Series A, preferred stock, 5,000,000 shares authorized,
          2,772,205 shares issued and outstanding at December 31, 2004;
          liquidation preference of $2,772,205 at December 31, 2004                   2,772
       Convertible Series B preferred stock, 30,000 shares authorized, no
           shares issued and outstanding, 28,568 shares converted to common              --
           stock, liquidation preference of $240 per share
 Common stock, par value $0.001; 150,000,000 shares authorized,
     63,680,020 shares issued and outstanding at December 31, 2004                   63,680
 Additional paid-in capital                                                      22,150,289
 Accumulated deficit                                                            (19,773,674)
                                                                               ------------
                                                                                  2,443,067
 Less deferred compensation expense                                                (438,282)
                                                                               ------------
 TOTAL STOCKHOLDERS' EQUITY                                                       2,004,785
                                                                               ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  2,787,477
                                                                               ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                       2004            2003
                                                                  ------------    ------------
REVENUES                                                          $    145,988    $    308,634

COST OF REVENUES                                                            --         125,021
                                                                  ------------    ------------

GROSS PROFIT                                                           145,988         183,613
OPERATING EXPENSES
Selling, general and administrative                                  6,936,155       2,583,857
Research and development                                             1,044,686         204,751

Commitment penalty and warrant modification expense                         --         266,126
Impairment loss                                                        195,398         270,355
Bad debt                                                                18,462         138,667
                                                                  ------------    ------------

TOTAL OPERATING EXPENSES                                             8,194,701       3,463,756
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                (8,048,713)     (3,280,143)
                                                                  ------------    ------------
OTHER INCOME (EXPENSE)
Other income                                                            14,510          49,198
Other expense                                                          (22,768)             --
Investment income                                                       20,969              --
Settlement gain                                                        335,465         314,192
Settlement loss                                                       (139,621)       (248,205)
Interest expense                                                       (64,071)       (273,549)
                                                                  ------------    ------------

TOTAL OTHER INCOME (EXPENSES), NET                                     144,484        (158,364)
                                                                  ------------    ------------
NET LOSS                                                            (7,904,229)     (3,438,507)

Preferred stock dividends                                             (460,512)     (1,054,600)
                                                                  ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                         $ (8,364,741)   $ (4,493,107)
                                                                  ============    ============

Basic and diluted net loss per common share                       $      (0.22)   $      (0.28)
                                                                  ============    ============
Basic and diluted net loss per common share allocable to common
stockholders                                                      $      (0.23)   $      (0.37)
                                                                  ============    ============

Weighted average common shares outstanding                          36,144,257      12,087,148
                                                                  ============    ============

                 See accompanying notes to financial statements

                                                     ONSCREEN TECHNOLOGIES, INC.
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                        SERIES A
                                                           SERIES B                 PREFERRED STOCK               COMMON STOCK
                                                           PREFERRED                 AND PREFERRED                 AND COMMON
                                                             STOCK                   STOCK ISSUABLE              STOCK ISSUABLE
                                                       SHARES       AMOUNT      SHARES         AMOUNT        SHARES         AMOUNT
                                                     ---------    ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2002                                  --    $       --        12,173    $       12    10,254,508   $   10,255
      Warrants and options granted
       Warrants extension and price reset
         pursuant to investment agreement
       Common stock issued for exercise of
          options                                                                                              679,907          680
       Common stock issued for services,
         compensation and debt settlement                                                                    3,155,268        3,155
       Common stock issuable for cash under
         private placement and for subscription
         receivable                                                                                          7,700,000        7,700
       Offering costs of private placement
       Series A Preferred stock issued for cash
         and subscriptions receivable                                            1,245,000         1,245
       Series A Preferred stock issued for
         accrued services, notes payable,
         accounts payable, preferred stock
         dividends and services of employees                                     1,431,907         1,432
       Series A Preferred stock dividends, $0.10
         per share
       Series A Preferred stock dividend
         resulting from intrinsic value of
         convertible preferred stock
       Settlement gain with related party
         Amortization of deferred consulting
       Net loss for the year ended December 31,2003
                                                     ---------    ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2003                                  --            --     2,689,080         2,689    21,789,683       21,790
      Warrants granted for services, compensation
         and under default provisions of
         promissory notes

       Subscription receivables not paid                (1,433)           (1)                               (1,800,000)      (1,800)
       Common stock issued for warrants exercised
         from the private placement                     12,636            13                                 7,055,333        7,055
       Common stock issued for options and other
         warrants exercised                                                                                  1,175,736        1,176
      Common stock issued for services,
         compensation, debt payment and
         settlements                                                                                         3,502,254        3,502
       Common stock issued for cash from private
         offering                                        5,365             5                                 2,995,274        2,995
       Offering costs
       Series A & Series B preferred stock
         dividend resulting from intrinsic value
         of convertible preferred stock
       Series A and B Preferred Stock converted
         to common stock                               (28,568)          (29)      (98,375)          (99)   28,961,740       28,962
       Series B Preferred Stock issuable to
         private placement holders                      12,000            12
       Series B Preferred Stock dividends, $1 per
         share

       Series A Preferred Stock issued for cash                                     25,000            25
       Series A Preferred Stock issued for
         services of employees, non-employees and
         accrued expenses                                                          156,500           157
       Series A Preferred Stock dividends, $0.10
         per share
       Amortization of deferred compensation and
         consulting
       Net loss for the year ended December 31,2004
                                                     ---------    ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2004                                  --    $       --     2,772,205    $    2,772    63,680,020   $   63,680
                                                     =========    ==========    ==========    ==========    ==========   ==========


(Continued)
                                                                                                                  TOTAL
                                                    ADDITIONAL                    DEFERRED                     STOCKHOLDERS'
                                                     PAID-IN      ACCUMULATED   COMPENSATION   SUBSCRIPTION       EQUITY
                                                     CAPITAL       DEFICIT      & CONSULTING    RECEIVABLE     (DEFICIENCY)
                                                   -----------    ------------  ------------  -------------    -------------
Balance, December 31, 2002                         $ 5,101,664    $ (6,915,826) $    (44,104) $     (10,075)   $  (1,858,074)

     Warrants and options granted                    1,225,579                      (232,673)                        992,906
      Warrants extension and price reset
       pursuant to investment agreement                 66,126                                                        66,126
      Common stock issued for exercise of
       options                                           6,820                                       (7,250)             250
      Common stock issued for services,
       compensation and debt settlement              1,922,406                    (1,342,419)            --          583,142
      Common stock issuable for cash under
       private placement and for
       subscription receivable                       1,917,300                                     (350,000)       1,575,000

      Offering costs of private placement             (770,920)                                                     (770,920)
      Series A Preferred stock issued for
       cash and subscriptions receivable             1,243,755                                      (50,000)       1,195,000
      Series A Preferred stock issued for
       accrued services, notes payable,
       accounts payable, preferred stock
       dividends and services of employees           1,420,474                                           --        1,421,906
      Series A Preferred stock dividends,
       $0.10 per share                                                (102,835)                                     (102,835)
      Series A Preferred stock dividend
       resulting from intrinsic value of
       convertible preferred stock                     951,765        (951,765)                                           --

      Settlement gain with related party                40,480                                                        40,480

      Amortization of deferred consulting                                            200,889                         200,889
      Net loss for the year ended December
       31, 2003                                                     (3,438,507)                                   (3,438,507)
                                                   -----------    ------------  ------------  -------------    -------------
Balance, December 31, 2003                          13,125,449     (11,408,933)   (1,418,307)      (417,325)         (94,637)
     Warrants granted for services,
       compensation and under default
       provisions of promissory notes                  976,852              --      (591,360)            --          385,492

      Subscription receivables not paid               (448,199)                                     350,000         (100,000)
      Common stock issued for warrants
       exercised from the private placement          3,609,432                                                     3,616,500
      Common stock issued for options and
       other warrants exercised                        352,258                                       (1,250)         352,184
     Common stock issued for services,
       compensation, debt payment and
       settlements                                   2,449,487                      (391,375)        18,575        2,080,189
      Common stock issued for cash from
       private offering                              2,243,456                                                     2,246,456

      Offering costs                                  (482,946)                                                     (482,946)
      Series A & Series B preferred stock
       dividend resulting from intrinsic
       value of convertible preferred stock            172,028        (172,028)                                           --
      Series A and B Preferred Stock
       converted to common stock                       (28,834)                                                           --
      Series B Preferred Stock issuable to
       private placement holders                           (12)                                                           --
      Series B Preferred Stock dividends, $1
       per share                                                       (17,901)                                      (17,901)
      Series A Preferred Stock issued for
       cash                                             24,975                                       50,000           75,000
      Series A Preferred Stock issued for
       services of employees, non-employees
       and accrued expenses                            156,343                      (100,000)                         56,500
      Series A Preferred Stock dividends,
       $0.10 per share                                                (270,583)                                     (270,583)
      Amortization of deferred compensation
       and consulting                                                              2,062,760                       2,062,760
      Net loss for the year ended December
       31, 2004                                                     (7,904,229)                                   (7,904,229)
                                                   -----------    ------------  ------------  -------------    -------------
Balance, December 31, 2004                         $22,150,289    $(19,773,674) $   (438,282) $          --    $   2,004,785
                                                   ===========    ============  ============  =============    =============

                                       See accompanying notes to financial statements

                                             ONSCREEN TECHNOLOGIES, INC.
                                               STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                               2004          2003
                                                                                           -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                               $(7,904,229)   $(3,438,507)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Stock, warrants and notes issued for compensation and services                      2,027,645        686,307
         Gain from settlement of certain accruals and accounts payable                        (335,466)      (314,192)
         Stock based settlement loss                                                            71,500        248,205
         Non-cash interest expense for stock issued to note holders that were in default        46,500        122,500
         Non-cash interest expense                                                              17,571         96,499
         Non-cash interest related party                                                            --         16,435
         Bad debt                                                                               18,462        138,667
         Amortization of technology rights                                                     130,833             --
         Amortization of deferred consulting and compensation                                2,062,760        200,889
         Loss on disposal of assets and asset shrinkage                                         22,768         49,112
         Impairment of long-lived assets                                                       195,398        270,355
         Compensation expense payable in common stock                                          191,669             --
         Depreciation                                                                          169,205        175,192
    (INCREASE) DECREASE IN ASSETS:
         Accounts receivable and other receivables                                              (8,974)      (139,354)
         Due from affiliate                                                                     (2,863)        (3,646)
         Prepaid expenses and other current assets                                             (38,354)            --
         Deferred royalty expense                                                                   --         75,000
         Deposits and other assets                                                             (71,741)            --
    INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable                                                                     (198,026)         6,344
         Royalties payable                                                                     (52,501)       106,701
         Accrued expenses                                                                      174,505         83,222
         Accrued compensation                                                                 (176,689)       178,184
         Customer deposits                                                                          --        (28,500)
         Deferred revenues                                                                     (58,238)        16,629
         Accrued commitment penalty                                                                 --        200,000
         Deferred gain on sale of future revenues                                             (150,000)            --
                                                                                           -----------    -----------
              NET CASH USED IN OPERATING ACTIVITIES                                         (3,868,265)    (1,253,958)
                                                                                           -----------    -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in technology rights                                                      (522,500)            --
         Investment in marketable securities                                                  (401,233)            --
         Proceeds from sale of property and equipment                                              850          1,500
         Purchase of property and equipment                                                   (118,461)            --
                                                                                           -----------    -----------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (1,041,344)         1,500
                                                                                           -----------    -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Series A convertible preferred stock dividends paid                                  (257,347)        (7,534)
         Proceeds from notes and loans payable                                                      --         38,423
         Payments on notes payable - related party                                                  --        (11,343)
         Payments on notes and loans payable                                                  (302,511)            --
         Proceeds from sales of common stock and exercise of warrants and options, net
            of offering costs                                                                5,632,194      1,345,500
         Proceeds from issuance of preferred stock - Series A                                   75,000      1,195,000
                                                                                           -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      5,147,336      2,560,046
                                                                                           -----------    -----------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                              $   237,727    $ 1,307,588
    Cash and Cash Equivalents at Beginning of Year                                           1,323,923         16,335
                                                                                           -----------    -----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $ 1,561,650    $ 1,323,923
                                                                                           ===========    ===========
(continued)

(continued)

                                                                                                2004        2003
                                                                                           -----------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Approximate interest paid in cash                                                     $        --    $        --
     Income taxes paid                                                                     $        --    $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Debt and accrued interest settled with common stock, net of subscriptions receivable  $   227,361    $    74,553
                                                                                           ===========    ===========
     Subscription receivable paid with reduction of debt                                   $    18,575    $        --
                                                                                           ===========    ===========
     Debt  and accrued interest - related party settled with capital stock                 $        --    $   305,721
                                                                                           ===========    ===========
     Debt and accrued interest settled with Series A preferred stock                       $        --    $   909,368
                                                                                           ===========    ===========
     Royalties paid with common stock                                                      $        --    $   138,124
                                                                                           ===========    ===========
     Series A dividends paid with preferred stock                                          $        --    $    29,976
                                                                                           ===========    ===========
     Series A and Series B preferred stock dividends from intrinsic value                  $   172,028    $   951,765
                                                                                           ===========    ===========
     Accounts payable and accrued expenses settled with Series A preferred stock           $    24,000    $    89,343
                                                                                           ===========    ===========
     Common stock issued for cashless exercise of warrants                                 $        --    $       380
                                                                                           ===========    ===========
     Common stock issued for conversion of Series A preferred stock                        $        99    $        --
                                                                                           ===========    ===========
     Common stock issued for conversion of Series B preferred stock                        $        29    $        --
                                                                                           ===========    ===========
     Common stock issued for accrued expense settlements                                   $   160,600    $        --
                                                                                           ===========    ===========
     Common stock issued for deferred consulting and compensation                          $ 1,082,735    $        --
                                                                                           ===========    ===========


                                    See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 1   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         During the 2004 annual meeting of the shareholders, the shareholders voted to change the corporation name from New Millennium Media International Inc. to OnScreen Technologies, Inc. to reflect the main focus of the Company which is to market and license products utilizing the OnScreen(TM) technology.

         OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreen(TM) light emitting diode (LED) technology to the world of visual communications. The Company concentrates on motion display advertising and emergency/first responders solutions and seeks to develop innovative approaches to motion LED products and delivery systems. The Company is focused on the design, development and sale of LED sign displays based on the OnScreen(TM) architecture.

         The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $7,904,229 and cash used in operations of $3,868,265 for the year ended December 31, 2004 and an accumulated deficit of $19,773,674 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         The Company continues to raise additional capital for the commercialization of its OnScreen(TM) technology product lines. The Company believes it will have sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product line into production during 2005. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2004 and 2003 include estimates used to review the Company's long-lived assets for impairment and valuations of non-cash capital stock issuances.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (B) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

         (C)  MARKETABLE SECURITIES AVAILABLE-FOR-SALE

         In order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. The Company classifies these marketable securities as available-for-sale. The cost approximately equaled fair market value at December 31, 2004; therefore, no unrealized gain or loss was recorded during 2004 for these securities. The marketable securities are comprised of bonds which have maturities of less than one year.

         (D) ACCOUNTS RECEIVABLE

         Accounts receivable consist of the receivables associated with the revenue derived from the Company's LED truck. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $-0- at December 31, 2004 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

         (E) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2004.

         (F) PROPERTY AND EQUIPMENT

         Property and equipment are recorded at the lower of fair value or cost, less accumulated depreciation and amortization. Major additions are capitalized. Minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of three to seven years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

         (G) LONG-LIVED ASSETS

         The Company periodically reviews its long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. See Note 3 for the impairment amounts that were recorded during 2004 and 2003.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (H) IDENTIFIABLE INTANGIBLE ASSETS

         At December 31, 2004, the Company had capitalized $522,500 related to technology rights it had acquired. The Company is amortizing these technology rights over a one to twenty year life.

         At December 31, 2004, the Company had capitalized $48,657 of costs related to filing patent applications during 2004. When the patents are approved, the Company will then amortize these costs over the life of the patent. Any patents that are not approved will be expensed at that time. At December 31, 2004, all of the patents are pending approval.

         (I) STOCK-BASED COMPENSATION

         For the stock options, warrants and stock issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. For options, the compensation amounts are amortized over the respective vesting periods of the option grant. For stock compensation, the amounts are amortized over the period of service the award pertains to. The Company provides pro forma disclosures of net loss and pro forma loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation" - transition and disclosure, an amendment of SFAS No. 123.

         The following table illustrates the effect on net loss available to common stockholders and loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2004 and 2003:

                                                                          2004             2003
                                                                   -------------     ---------------
         Net Loss Available to Common Stockholders:
           Net loss available to common stockholders as reported   $  (8,364,741)    $    (4,493,107)
         Plus total stock-based employee compensation cost
           included in the net loss, net of related tax
           effects                                                       142,468             295,500
         Less total stock-based employee compensation
           expenses determined under fair value based method
           for all awards, net of related tax effects                   (665,710)           (765,006)
                                                                   -------------     ---------------
         Pro forma net loss                                        $  (8,887,983)    $    (4,962,613)
                                                                   =============     ===============

         Loss per share:
           As reported                                             $       (0.23)    $         (0.37)
                                                                   =============     ===============
         Pro forma                                                 $       (0.25)    $         (0.41)
                                                                   =============     ===============

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         See Note 7 I, for additional disclosure and discussion of the Company's employee stock plan and activity.

         The Company accounts for services provided by non-employees who are issued equity instruments based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable on the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

         (J) REVENUE RECOGNITION
         The Company operates as one segment. All internal analysis and financial reporting by management is performed as one segment. The
         Company's revenues are recognized as the services are completed and delivered and no additional performance is required by the Company. The Company's revenue recognition criteria includes assessing whether pervasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents the unearned portion of payments received in advance of services being completed.

         During 2004, the Company focused on development of its OnScreen(TM) technology and related products. The OnScreen(TM) products were in the prototype stage during 2004. In conjunction with this focus, the Company conveyed and assigned its right, title and interest relating to the EyeCatcherPlus displays to a third party during 2004. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these displays. During 2003, the EyeCatcherPlus Displays were placed in service for a fee and revenue was recognized over the placement period. On occasion, the EyeCatcherPlus Displays were sold on a special order basis. Revenue and cost of revenue from these special order basis sales of the EyeCatcherPlus Displays were recognized at the time the boards were shipped to the customer.

         LED Truck rental revenue is recognized pro-rata as earned over the rental period which generally does not exceed 14 days.

         Territory fees from exclusive distributors are recorded as a deferred revenue liability and then recognized over the term of the distributor contract.

         (K) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $19,422 and $1,510, respectively.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (L) INCOME TAXES

         Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

         Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2004 and 2003 based on uncertainties concerning the Company's ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2004 and 2003. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

         (M) LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2004 and 2003, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2004 and 2003. The following table summarizes the Company's common stock equivalents outstanding at December 31, 2004 which may dilute future earning per share.

         Convertible preferred stock                  11,088,820
         Warrants and options                          7,960,000
         Contingently returnable shares                  200,000
                                                  --------------
                                                  $   19,248,820
                                                  ==============

         (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         The Company believes the carrying amounts of the short-term financial instruments, including accounts receivable, marketable securities available-for-sale and current liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2004 due to the relatively short-term nature of these instruments.

         (O) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company will adopt this SFAS as of January 1, 2006. The Company does not expect the adoption of this SFAS 123(R) to have a material impact relating to outstanding options/warrants since a majority of the awards granted at December 31, 2004 will be fully vested prior to our adoption.

         In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". This statement amends APB 29 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted this FASB on January 1, 2005 and it did not have a material impact on its financial statements.

         (P) RECLASSIFICATION

         Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 3   PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2004:

         LED truck                                           $ 450,000
         Equipment                                              48,180
         Furniture & fixtures                                   17,870
         Computers and software                                 52,585
         Vehicles                                               38,173
         Leasehold improvements                                 10,988
         Boards , net of impairment                                 --
         LED Truck (under construction), net of impairment          --
                                                             ---------
                                                               617,796
         Less accumulated depreciation                        (317,845)
                                                             ---------
                                                             $ 299,951
                                                             =========

Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $169,205 and $175,192, respectively.

During 2003, the Company wrote-off $103,112 of fixed assets and $54,000 of accumulated depreciation related to boards that could no longer be used or were no longer in the possession of the Company. The net impact of this shrinkage of $49,112 was included in cost of sales. During 2004, management evaluated the recovery of the recorded value of the boards and determined since during 2004, the Company did not receive any revenue from these boards and the fair value of the boards was less than the net book value of the boards there was an impairment loss of $195,398 which was included in impairment loss on the Statements of Operations.

Prior to 2003, the Company engaged a vender to build another LED truck. The development of this second truck experienced technical problems and delays resulting in cost increases. The Company has never taken possession of this truck as the truck did not meet the specifications the Company required; thus, the truck had not been placed into service and no depreciation has been taken on this truck. Management is legally pursuing their rights in this dispute with the LED truck vendor and since the outcome is unknown as to whether the Company will receive the truck or any monetary recovery from the vendor, the Company wrote off the remaining balance and recorded an impairment loss of $270,355 during 2003.

NOTE 4   TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS

TECHNOLOGY RIGHTS UNDER LICENSE 1
During 2001, the Company, under a license agreement, obtained an exclusive license in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches. This agreement had certain minimum payment requirements. The product was in R&D stages, and no product was available for marketing or sale during 2003;
therefore, the Company recorded a royalty expense of $75,000 during 2003, included in selling, general and administrative in the statement of operations. On January 14, 2004, this licensor agreed to accept $175,000 in lieu of the remaining $250,000 minimum payment owed during 2004, which the Company paid on

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

January 15, 2004 and the licensor agreed to accept an additional $400,000 which the Company paid on March 16, 2004. After this payment, there are no more royalty payments owed to this licensor. The Company recorded $52,500 as a reduction in accrued royalty payments and the remaining $522,500 of the $575,000 payments as a technology right intangible asset which is amortized over the one- to twenty-year estimated life of the technology. The Technology Rights at December 31, 2004 were as follows:

         Technology Rights                  $ 522,500
         Accumulated Amortization           $(130,833)
                                            ---------
                                             391, 667

The amortization of the technology rights during 2004 was $130,833. The estimated annual amortization expense is $20,000 for each for the next five years.

LICENSE 2
On February 3, 2004, a third party and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the OnScreen technology (including the 11.25% license payments), the Company paid to this third party during June 2004 $150,000 plus agreed to pay the following annually declining percentage of revenue derived from the commercialization of the direct view LED video display technology with angular dimension greater than 30 inches:
5% in 2005 declining to 2% in year 2008 and thereafter. The $150,000 reduced the deferred gain on sale of future revenues recorded on the Company's balance sheet which the third party initially paid. In the event of a change of control of the Company, the percentage of revenue stated above shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

EYECATCHERPLUS BOARDS
On February 3, 2004 (and amended June 15, 2004), the Company entered into an agreement with a third party whereby the Company conveyed and assigned its right, title and interest that the Company has relating to EyeCatcherPlus and Drive Time Network (except to its board assets) as well as the right for the third party to place the Company's EyeCatcherPlus boards. The Company retains ownership and a security interest in all assets conveyed and assigned. The third party will pay the Company five percent of the gross advertising sales revenue derived from these boards. The five percent fee will continue until the Company receives the pre-agreed total amount for the boards. The Company has not received any fees during 2004 related to this agreement. Given that the Company has not received any fees for these boards during 2004 and is not sure what fees, if any it will receive going forward, the Company decided the boards were impaired and wrote them to -0- during 2004 (see Note 3). The third party shall issue fifteen percent of its stock to the Company at the time of the agreement. The Company recorded this 15% investment at -0- during 2004. During second quarter 2004, the Company issued a warrant to purchase 200,000 shares of its common stock to this third party (See Note 7H). During the first six months of 2004 in accordance with the agreement, the Company contributed $5,000 monthly for five months to this third party. This $30,000 was expensed during 2004.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

SETTLEMENT OF LICENSE AGREEMENT OF EYECATCHERPLUS BACK LIT BOARDS

On October 31, 2003 ("Settlement Date") a settlement was reached relating to royalties that were in dispute. In accordance with this settlement, the Company issued 150,000 shares of its common stock on October 31, 2003 and during November 2003 paid the first of four $18,750 quarterly payments owed. The remaining $56,250 was paid during 2004. The 150,000 shares of the Company's common stock were valued at the quoted trading price of $0.90, or $135,000, on the Settlement Date. The Company had accrued $156,875 in royalty's payable as of the Settlement Date and recognized a settlement loss of $53,125 during 2003.

NOTE 5   NOTES AND LOANS PAYABLE

The note holders with an original principal of $250,000 had a right to purchase 50,000 additional common shares for January and February 2004 since the Company was not current on these notes during those months. The Company recorded the value of the right to buy the 50,000 shares of common stock using the Black-Scholes Options Pricing Model at $46,500 (See Note 7). This amount was recorded as interest expense during the first quarter of 2004. These notes and accrued interest were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares issued were valued at $11,500 and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004.

The note payable dated October 31, 2002, with a balance of $50,000, was paid in full during the first quarter of 2004.

During April 2004, a payment of $2,511 was paid to a note holder which paid the note and accrued interest in full.

During May 2004, a note holder exercised the right to convert a $215,861 note into 863,442 shares of the Company's common stock. (See Note 7)

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (B) ROYALTY AND LICENSE FEE AGREEMENTS

         See  Note  4-License  and  Royalty   Agreements  for  a  discussion  of
         commitments owed under royalty and license fee agreements.

         (C) EMPLOYMENT AGREEMENTS

         President/Chief Executive Officer

         The employment agreement, as amended, between the Company and its President/Chief Executive Officer (President/CEO) provides the President/CEO to be paid a base salary, a non-accountable expense allowance of $10,000 per year and discretionary incentive compensation payments. It also provided that the President/CEO would receive incentive compensation payments which are not less than the highest such payments provided to any other senior executive of the Company. This agreement as amended expires on December 31, 2005.

         On February 3, 2004, an addendum was made to this employment agreement whereby the President/CEO receives one percent of all revenue the Company derives from the commercialization of the direct view LED video display technology with angular dimension greater than 30 inches.

         On October 31, 2004, the Compensation Committee of the Board of Directors approved an increase in the President/CEO's annual salary to $180,000 effective November 1, 2004.

         On March 28, 2005, an addendum was made to this employment agreement. See Note 12.

         PRESIDENT OF THE ONSCREEN PRODUCTS DIVISION
         The Company and its President of the OnScreen Products Division entered into an employment agreement that expires November 1, 2006. In accordance with his employment agreement, upon receipt by the Company of payment for commercial orders in excess of $200,000, he will be granted three-year warrants for 250,000 shares at $0.50 per share.

         In accordance with his employment agreement as amended, the President of the OnScreen Products Division's salary will be $180,000 effective November 1, 2004 and $240,000 effective November 1, 2005. This employee was issued 450,000 shares of the Company's common stock in accordance with his employment agreement. If the employee is terminated for cause or resigns, 300,000 of these shares may be repurchased from the employee for $450 through November 1, 2005 and 150,000 of these shares may be repurchased from the employee for $450 after November 1, 2005 until they are completely vested on November 1, 2006.

         During 2004, the President of the OnScreen Products Division was granted a five-year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.25 for additional services to be provided. This warrant can be exercised on or after November 1, 2006. The warrant expires if the employee does not complete his full employment term through October 31, 2006. This warrant is valued at $40,000 under the intrinsic value method of APB 25 based on contemporaneous cash sales during 2004 of common stock and will be recorded to compensation expense through the vesting date of November 1, 2006.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER
         On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Operating Officer and Chief Financial Officer (COO/CFO). On October 6, 2004, the Compensation Committee of the Board of Directors authorized an increase in the COO/CFO's salary to $150,000 retroactive to January 1, 2004 and an increase to $180,000 effective November 1, 2004. In accordance with the employee agreement, the COO/CFO will receive 120,000 shares of Series A convertible preferred stock for each period of January 2005 and June 2005. In the event of a change of control, the Series A convertible preferred stock shall immediately accelerate and be issued within 30 days of written notice from the employee.

         On October 6, 2004, the Compensation Committee of the Board of Directors also granted the COO/CFO 375,000 Series A Convertible Preferred shares and 1,500 Series B Convertible Preferred shares in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006, and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006. These shares will be issued with the provision that the COO/CFO has not terminated his employment voluntarily prior to the issuance of the shares. The 375,000 shares of Series A Convertible Preferred Stock are valued at $1.00 per share based on contemporaneous cash sales during 2004. The total value of these Series A shares is $375,000 and will be expensed over the remaining term of the COO's employment agreement. The 1,500 shares of Series B Convertible Preferred Stock are valued at $270 per share based on contemporaneous cash sales during 2004 of common stock multiplied times the conversion ratio of 1,000. The total value of these Series B shares is $405,000 and will be expensed over the remaining term of the COO/CFO's employment agreement.

         DIRECTOR OF ADMINISTRATION
         In accordance with the Director of Administration's employment agreement, he is paid an annual salary of $75,000 and a stock bonus of the Company's registered common stock equal in value to $25,000 within two and one-half months after the end of each year of employment during which he was employed by the Company. The employment agreement expires May 21, 2005.

         (D) LEASES

         The Company executed a non-cancelable 5-year office lease commencing May 1, 2001. With sixty days prior written notice, the Company has the right to renew this lease for an additional five years. During 2004, the Company needed additional space and executed an additional non-cancelable 5-year office lease commencing on December 1, 2004. The annual rent escalation for both leases is the greater of the CPI or 3%. Future minimum lease payments under these leases are as follows:

         Year Ending December 31,
                            2005                      $ 153,000
                            2006                         76,000
                            2007                         37,000
                            2008                         37,000
                            2009                         35,000
                                                      ---------
                                                      $ 338,000
                                                      =========

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         Rental   expense  was   $142,766   and   $147,478  in  2004  and  2003,
         respectively, included in selling, general and administrative on the statement of operations.

         During August 2003, the Company issued 200,000 shares of common stock as additional security for this office lease. For accounting purposes, according to FASB 128, the shares are not considered outstanding and not included in the computation of loss per share.

NOTE 7   STOCKHOLDERS' EQUITY


         (A) CONVERTIBLE PREFERRED STOCK SERIES A

         The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis.

         During 2004, the Company sold and issued 25,000 shares of Series A convertible preferred stock for cash at $1.00 per share for total proceeds of $25,000. Also the Company received payment of $50,000 for the Series A Convertible Preferred Stock subscription recorded during 2003 and issued the 50,000 shares of Series A convertible preferred stock that was issuable at December 31, 2003.

         During 2004, the Company issued 12,500 shares of its Series A convertible preferred stock for consulting services totaling $12,500. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

         During 2004, the Company issued 24,000 shares of Series A convertible preferred stock for services totaling $24,000 that was accrued as a liability at December 31, 2003. These shares were valued at $1.00 per share based on contemporaneous cash sales. The measurement date was the date at which the performance of the services had been completed.

         During 2004, the Company issued 120,000 shares of its Series A Preferred Stock to its COO/CFO in accordance with his employment agreement. These 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $80,000 deferred and $40,000 expensed as of December 31, 2004.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         During 2004, the Company converted 98,375 shares of Series A convertible preferred stock into 393,500 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

         During 2004, the Company recorded $172,000 for the intrinsic value associated with the embedded beneficial convertible feature of the Series A convertible preferred stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio of four-for-one for Series A. This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $172,000 was recorded as a preferred stock dividend. Additionally during 2004, the Company recorded Series A convertible preferred stock dividends of $270,583.

         (B) CONVERTIBLE PREFERRED STOCK SERIES B

         On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. During 2004, the Company recorded 28,568 shares of Series B Convertible Preferred Stock as issuable. This is comprised of 23,203 Series B shares issuable to the private placement unit holders during 2003 and the exercise of certain warrants during 2004 and 5,365 Series B shares issuable to private placement shareholders during 2004. The 28,568 shares of Series B were converted to 28,568,240 shares of common stock during 2004

         During 2004, the Company recorded $28 for the intrinsic value associated with the embedded beneficial convertible feature of the Series B convertible preferred stock. This amount was computed as the difference between the conversion price and the fair value of the preferred stock, which was computed as the fair value of the common stock based on the quoted trading price at the preferred stock issuance dates, multiplied by the conversion ratio of one thousand-for-one for Series B. This intrinsic value is limited to the amount of the proceeds allocated to the preferred stock. For financial statement purposes, this $28 was recorded as a preferred stock dividend. Additionally during 2004, the Company recorded Series B convertible preferred stock dividends of $17,901.

         (C) COMMON STOCK AUTHORIZED

         During the December 18, 2003 shareholders' meeting, the shareholders voted to amend the Company's Restated Articles of Incorporation to affect an increase in the number of $0.001 par value common stock shares from 15,000,000 to 150,000,000 authorized common shares.

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (D) 2003 PRIVATE PLACEMENT

         During the fourth quarter of 2003, the Company had a private placement offering of common stock. From this offering, the Company received $1,575,000 of cash proceeds and recorded a $100,000 subscriptions receivable at December 31, 2003. The investors received 6,700,000 common stock shares, 6,700,000 common stock warrants with an exercise price of $0.50 and an expiration date of February 28, 2004 and 3,350,000 common stock warrants with an exercise price of $0.75 and an expiration date of May 30, 2004 (See Note 7H for details of warrants). The Company issued 5,900,000 shares of common stock during the first quarter of 2004 related to this private placement.

         The remaining 800,000 shares from this private placement will not be issued because during July 2004, the Company and this party mutually terminated the subscription agreement and the Company paid back the $100,000 originally paid, reduced the subscription receivable of $100,000 to zero and did not issue the 800,000 shares that were recorded as issuable to this investor. The Company also reduced its Series B convertible preferred stock issuable for the 1,433 shares of Series B related to this transaction. In addition, the Company paid $68,121 as settlement of other amounts owed to this individual. The $68,121 was recorded as a settlement loss during 2004.

         On February 5, 2004, as part of the private placement the Company's Board of Directors authorized a) 12,000 shares of Series B Convertible Preferred Stock to the private placement unit holders, b) 12,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.50 warrant holders of the private placement and c) 6,000 shares of Series B Convertible Preferred Stock upon the exercise of the $0.75 warrant holders of the private placement.

         During 2004, warrants were exercised to purchase 6,700,000 shares of common stock from the private placement at $0.50 per share and warrants were exercised to purchase 355,333 shares of common stock from the private placement at $0.75 per share. The Company received $3,616,500 of cash from the exercise of these warrants.

         In conjunction with raising these funds, the Company paid in cash, offering costs of $229,750 during 2003 and $482,946 during 2004. The Company also issued 630,000 warrants during 2003 with an exercise price of $0.001 per share that expire sixty days from their issuance valued at $541,170, which cost is included in warrants granted for services in the additional paid-in capital (total offering costs of $770,920 during 2003) (See Note 7H).

         (E) 2004 PRIVATE PLACEMENT

         During the third and fourth quarters of 2004, the Company sold some of its securities through a private placement. Each unit in the 2004 private placement was comprised of 666.67 shares of common stock and
         1.194 shares of Series B Preferred Stock for each $500 received. During the third and fourth quarters of 2004, the Company received $2,246,456 of proceeds related to this 2004 private placement. The Company issued 2,995,274 shares of common stock and the 5,364.54 shares of series B convertible preferred stock were converted into common stock totaling 5,364,540 shares.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         (F) COMMON STOCK ISSUANCES

         The Company entered into a stock purchase agreement on October 31, 2003 whereby the buyer agreed to purchase 1,000,000 shares of the Company's common stock for $250,000 and also received warrants to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. The Company recorded $1,000 in its common stock issuable equity account for the 1,000,000 shares which are to be issued upon receipt of payment. The Company recorded the purchase price of $250,000 for the 1,000,000 shares of the Company's common stock in subscriptions receivable as the funds had not been received by the Company at December 31, 2003. Subsequent to year end, this subscription was not fulfilled and the warrants expired. Therefore, the Company reduced its subscription receivable for the $250,000 and reduced the common stock issuable for the 1,000,000 shares.

         During 2004, the Company issued 50,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in additional subscriptions receivable of $1,250 for a total issuance price of $1,250 or $0.025 per share.

         During 2004, warrants to purchase 1,420,736 shares of the Company's common stock were exercised. The Company received $350,184 of cash and a note for the remaining $150,000. The $150,000 owed to the Company was not paid for the 300,000 shares that were recorded as issuable during 2004 and on October 11, 2004, the Company and investor agreed that they would not issue the 300,000 shares and would not collect the $150,000 owed for those shares. The Company issued 1,120,736 shares of its common stock for the warrants that were exercised and paid.

         As part of the October 11, 2004 agreement with a certain investor, the Company also agreed to issue 100,000 shares of stock to this party for the services they provided to the Company during the Company's negotiations with a third party which included the forgiveness by the third party of dividends that accrued on 114,343 shares of Series A Convertible Preferred Stock. These shares were valued at $0.27 per share based on contemporaneous cash sales around the date of grant. The Company recorded the $27,000 as general consulting expense and also recorded a settlement gain of $12,093 related to the Series A dividends that were forgiven.

         During 2004, the Company granted and issued 100,000 shares of its common stock to a research and development provider. These shares were valued at $0.27 per share based on contemporaneous cash sales around the date of grant. The $27,000 was expensed to research and development costs

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         During 2004, a former employee exercised an option to purchase 5,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company received $2,000 for the exercise of this option.

         During 2004, the Company issued 100,000 shares of its common stock to an individual for services. These shares were valued based upon the quoted marked price of $1.06 on the date of grant and the expense of $106,000 was recorded during 2004.

         During 2004, the Company issued 1,666,312 shares of its common stock to its President/CEO in accordance with his employment agreement. These shares were valued based upon the quoted market price of $0.86 on the grant date and the expense of $1,433,028 was recorded during 2004.

         During 2004, the Company issued 450,000 shares of its common stock to the President of its OnScreen Products Division. The Company has a right to repurchase 300,000 of these shares from the employee for $450 if the employee is terminated for cause or resigns. The amount of shares that can be repurchased by the Company declines by 150,000 shares each year, resulting in the shares being fully vested on November 1, 2006. The shares were valued at $454,500 based upon the quoted market price of $1.01 on the grant date and will be recorded as an expense over the employee's three-year employment agreement.

         Certain notes were paid in full on March 12, 2004 by paying the note holders $250,000 and issuing 12,500 shares of the Company's common stock. These shares were valued at $11,500 based on the quoted market price of $0.92 on the settlement date and after consideration of additional interest due for 2004 and a receivable of $18,575 due from the note holders from option exercises, the Company recognized a gain of $7,103 in 2004.

         During  2004, a note holder  exercised  the right to convert a $215,861 note into 863,442 shares of the Company's common stock.

         A plaintiff held a convertible promissory note for $234,869 at 8% interest accruing from the note date of August 1999. The Company disputed the note; however, as a contingency, the Company recorded a total of $328,058 in accrued expenses at December 31, 2003 related to this matter. On February 5, 2004, the Company satisfied this disputed note with 60,000 shares of the Company's common stock. These shares were valued at $60,600 based upon the quoted market price of $1.01 on the settlement date. The Company recorded a settlement gain of $267,458 during 2004.

         During 2004, the Company recorded a settlement loss of $13,500 for 50,000 shares of its common stock that were issued to a third party. These shares were valued at $0.27 per share based on contemporaneous cash sales.

         (G) INVESTMENT AGREEMENT

         The Company had a prior agreement with Swartz Private Equity, LLC (Swartz) to provide certain funding to the Company based upon this agreement. If the Company did not meet certain requirements in the agreement the Company was also subject to a penalty of up to $100,000

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         for each six month period and a $200,000 penalty if the put agreement is terminated automatically or by the Company. At January 1, 2003, the Company owed $200,000 of penalties and during 2003, the Company computed $200,000 in penalties and $300,000 in penalties was waived by Swartz which resulted in a $100,000 accrued commitment penalty at December 31, 2003.

         At January 1, 2003, Swartz had warrants to purchase 541,558 shares of the Company's common stock. During 2003, the Company and Swartz entered into an amendment to this agreement which extended the terms of each of the 541,558 warrants by two additional years. On October 22, 2003, Swartz exercised all of the 541,558 warrants in a cashless exercise transaction which resulted in Swartz being entitled to receive 379,907 shares of the Company's common stock.

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

         The 100,000 share were valued at $104,000 using the quoted marked price of $1.04 on the date of settlement. This $104,000 settled the $100,000 commitment payable that was owed to Swartz at December 31, 2003 and the remaining $4,000 was recognized as a settlement loss.

         (H) NON-EMPLOYEE STOCK WARRANTS

         During 2003, the Company reset the exercise price of warrants issued in a prior year to Swartz as follows: 25,478 warrants at $0.20; and 200,000 warrants at $0.25 The result under the variable accounting method was a net charge to commitment expense of $12,349 during 2003. During 2003, the Company and Swartz entered into an amendment to their agreement which extended the terms of each of their 541,558 warrants by two additional years and the Company recorded an additional expense of $53,777 related to these extensions.

         During 2003, the Company granted warrants to purchase 2,105,000 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.001 to $0.75. These warrants were valued at an aggregate of $766,509. The Company recorded $541,170 of the value of these warrants as offering costs during 2003 and the remainder of $225,339 is recognized as consulting expense over the period of each consultants agreement. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 30 - 428 days, volatility of 161% - 253%, zero expected dividends and a discount rate of 0.91% to 1.2%. The expiration date of a warrant that was issued during 2003 for 50,000 shares was extended for one year during 2004 and the Company recorded an additional expense of $4,424 related to this extension. At December 31, 2004, 125,000 of these warrants are outstanding.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         On November 12, 2003, the Company granted a warrant to purchase 50,000 shares of its common stock at an exercise price of $0.25 with an expiration date of November 11, 2004 in conjunction with a settlement of monies owed. These warrants were valued at $0.8214 per warrant, or $41,070 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 1 year, volatility of 209%, zero expected dividends and a discount rate of 0.94%. During 2003, the Company recorded a settlement loss of $28,570 related to this settlement of monies owed. These warrants expired during 2004.

         During 2003 the Company granted 300,000 warrants under the default provisions of certain notes payable which were valued at $122,500 and charged to interest expense using the Black-Scholes option pricing model with a 30 day expected life, volatility of 110% - 282%, zero expected dividends and a discount rate of 0.89% - 1.20%. All of these warrants were exercised during 2003.

         During the fourth quarter of 2003, the Company had a private placement offering of common stock. In conjunction with this offering, the Company granted 6,700,000 common stock warrants with an exercise price of $0.50 with a February 28, 2004 expiration date and 3,350,000 common stock warrants with an exercise price of $0.75 with a May 30, 2004 expiration date. During May 2004, the Board of Directors extended the exercise date of the $0.75 warrants from May 30, 2004 to June 30, 2004. At December 31, 2004, all of these warrants had been exercised. See
         Note 7H

         On October 31, 2003, the Company granted a warrant to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. These warrants were granted in conjunction with a stock purchase agreement dated October 31, 2003 to purchase 1,000,000 shares of the Company's common stock for $0.25 per share. These warrants were expired at December 31, 2004.

         During 2004 the Company granted warrants to purchase 1,395,736 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.25 to $0.50. These warrants were valued at an aggregate of $707,352 and are recognized as consulting expense over the period of each consultant's agreement. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% to 2.03%. At December 31, 2004, 725,000 of these warrants are outstanding.

         During 2004 the Company granted warrants to purchase 50,000 shares of the Company's common stock under the default provisions of certain notes payable at an exercise price of $0.025. These warrants were valued at $46,500 and charged to interest expense using the Black-Scholes option pricing model with a 30 day expected life, volatility of 74% - 100%, zero expected dividends and a discount rate of 0.85% - 0.92%. All of these warrants were exercised during 2004.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         A summary of the warrants issued to non-employees for services as of December 31, 2004 and 2003 and changes during the years is presented below (this does not include 11,050,000 warrants related to the 2003 offering and a common stock subscription):


                                                                 2004                                    2003
                                                 -------------------------------------    ------------------------------------
                                                                         Weighted                                Weighted
                                                    Number of             Average           Number of             Average
                                                    Warrants          Exercise Price         Warrants         Exercise Price
                                                 ----------------     ----------------    ---------------     ----------------
         Balance at beginning of period               3,055,000    $       0.47               2,066,558    $       0.68
         Granted                                      1,395,736    $       0.28               2,455,000    $       0.25
         Exercised                                   (1,470,736)   $       0.34                (841,558)   $       0.49
         Forfeited                                     (830,000)   $       0.15                (625,000)   $       0.27
                                                 ----------------                         ---------------
         Balance at end of period                     2,150,000    $       0.55               3,055,000    $       0.47
                                                 ================                         ===============
         Warrants exercisable at end of period        2,150,000    $       0.55               3,055,000    $       0.47
                                                 ----------------                         ---------------
         Weighted average fair value of                            $       0.30                            $       0.36
           warrants granted during the period

         The following table summarizes information about non-employee stock warrants outstanding that were issued for services at December 31, 2004:

                          Warrants Outstanding and Exercisable

                                                  Weighted
                                                  Average          Weighted
                               Number            Remaining          Average
          Range of         Outstanding at       Contractual        Exercise
       Exercise Price     December 31, 2003         Life             Price
       ----------------   ------------------   ---------------   ------------
  $         0.25                    650,000         0.9 Years   $    0.25
            0.35                    300,000         0.9 Years        0.35
            0.50                    500,000         0.7 Years        0.50
            0.75                    300,000         0.9 Years        0.75
            1.00                    300,000         0.9 Years        1.00
  $         1.50                    100,000         0.6 Years        1.50
                          ------------------
                                  2,150,000         0.8 Years   $    0.55
                          ==================

         (I) EMPLOYEE STOCK OPTIONS AND WARRANTS

         On June 26, 2000, the Company's Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISO's) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         Statutory Options (NSO's) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSO's granted under the Plan have a maximum duration of 10 years.

         The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants are recorded as a compensation expense.

         During the first quarter of 2004, the Company issued warrants to the COO/CFO and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued at $149,000 under the intrinsic value method of APB 25 based on quoted market prices and will be recorded as compensation expense over the service period.

         During 2004, a member of the Board of Directors was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $12,000 under the intrinsic value method of APB 25 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

         During 2004, the COO was granted a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $10,000 under the intrinsic value method of APB 25 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

         For additional services to be provided, the President, OnScreen Products Division was granted a five-year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant can be exercised on or after November 1, 2006. The warrant expires if the employee does not complete his full employment term through October 31, 2006. . This warrant is valued at $40,000 under the intrinsic value method of APB 25 based on contemporaneous cash sales during 2004 of common stock and will be recorded to compensation expense through the vesting date of November 1, 2006.

         The Director of Administration was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant is valued at $12,000 under the intrinsic value method of APB 25 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         During 2004, a total of 40,000 of stock options were granted to two employees. The exercise price exceeded the fair value of common stock based on contemporaneous common stock cash sales during 2004; therefore no compensation expense was recorded as there was no intrinsic value.

         A summary of the warrants and options issued to employees as of December 31, 2004 and 2003 and changes during the year are presented below:

                                                        2004                                   2003
                                         -----------------------------------     ---------------------------------
                                                                 Weighted                              Weighted
                                            Number of            Average           Number of           Average
                                           Warrants and          Exercise         Warrants and         Exercise
                                             Options              Price             Options             Price
                                         -----------------     -------------     ---------------     -------------
Balance at beginning of period                 1,885,000    $      0.33                100,000    $      0.25
Granted                                        3,940,000           0.25              1,785,000           0.34
Exercised                                         (5,000)          0.35                     --             --
Forfeited                                        (10,000)          0.35                     --             --
                                         -----------------                       ---------------
Balance at end of period                       5,810,000    $      0.28              1,885,000    $      0.33
                                         =================                       ===============
Warrants and options exercisable at            3,805,000    $      0.29              1,885,000    $      0.33
end of period                            =================     =============     ===============     =============
Weighted average fair value of                              $      0.34                           $      0.43
warrants and options granted during
the period                                                     =============                         =============

         The fair value of warrants granted during 2004 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 166% - 312%, risk-free interest rates of .85% - 3.46%, and expected lives of 2 - 5 years. The fair value of warrants granted during 2003 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 230% - 354%, risk-free interest rates of .91% - 2.18%, and expected lives of 3 years.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

         The  following  table  summarizes   information  about  employee  stock
         warrants and options outstanding at December 31, 2004:


                     Warrants and Options Outstanding                           Warrants and Options Exercisable
----------------------------------------------------------------------------    ---------------------------------
                                             Weighted
                           Number             Average            Weighted           Number            Weighted
        Range of       Outstanding at        Remaining           Average         Exercisable          Average
        Exercise        December 31,        Contractual          Exercise        at December          Exercise
          Price             2004               Life               Price            31, 2004            Price
       ------------   -----------------   ----------------     -------------    ---------------     -------------
    $         0.25           4,505,000          4.2 Years   $          0.25          2,505,000   $          0.25
              0.35             760,000          1.7 Years              0.35            755,000              0.35
        0.40- 0.50             535,000          1.9 Years              0.41            535,000              0.41

    $         1.00              10,000          1.0 Years              1.00             10,000              1.00
                      -----------------                                         ---------------
                             5,810,000          3.6 Years   $          0.28          3,805,000   $          0.29
                      =================                                         ===============


         (J) DEFERRED CONSULTING AND COMPENSATION EXPENSE FROM STOCK AND WARRANT ISSUANCES

         During 2003 and 2004, the Company entered into several consulting agreements with various consultants to provide services for the Company. The measurement date was typically the grant date for these agreements since the shares were contractually fully vested and nonforfeitable at the grant date. The Company amortizes the cost of each agreement over the contract term. At December 31, 2004, the Company had amortized all of the deferred consulting expense.

         During 2004, the Company issued common stock, preferred stock and warrants to certain employees. The Company amortizes the cost of this equity compensation over the service period of the employee. At December 31, 2004, the Company had $438,282 of deferred equity compensation.

NOTE 8   RELATED PARTY TRANSACTIONS

The Company subleases part of its corporate office space to another company, under common management, for $4,800 per month under a one -year lease which expired January 31, 2003. The receivable from this Company of $78,139 was fully reserved during 2003 due to the Company's assessment that the tenant does not have the current ability to pay. The total other income in 2003 from this affiliate was $29,644. Later in 2003, the Company received property & equipment valued at $40,480 as partial payment of the monies owed by this company. The gain on this transaction of $40,480 was recorded in the additional paid in capital equity account since it resulted from a company under common control. During the first half of 2004, the Company leased space to this third party for a total of $4,500, but the Company never received payment and this was fully reserved for at December 31, 2004.

The Company had loans payable including accrued interest to its President/CEO totaling $303,657 at January 1, 2003. During 2003, the Company recorded interest expense of $16,435, made loan payments of $4,371 and converted the total loan and accrued interest of $315,721 to Series A Convertible preferred Stock.

At January 1, 2003, the company had a short-term loan payable from its current President of the OnScreen Products Division totaling $50,000. This loan was paid off in full during March 2004. The Company did not record any interest expense related to this loan.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

On July 1, 2003, Orion One, LLC ("Orion") and the Company entered into a one-year consulting agreement whereby for the services provided, the Company would issue to Orion warrants to purchase 600,000 share of its common stock at an exercise price of $0.25 to be exercised within six months (these lapsed) and a warrant to purchase 600,000 shares of its common stock at an exercise price of $0.50 to be exercised within a year (warrant was exercised to purchase 300,000 shares for $150,000. These warrants were recorded as consulting expense of $186,600 during 2003. On April 15, 2004, Orion and the Company entered into a ninety day consulting agreement whereby as compensation for the services Orion was granted a warrant to purchase 600,000 shares of the Company's common stock at an exercise price of $0.25 to be exercised within ninety days (warrant was exercised and 600,000 share issued for $150,000). The warrant was recorded as a consulting expense of $402,360 during 2004. On October 11, 2004, Orion and the Company entered into an agreement whereby Orion would provide services to the Company and for these services, the Company would issue 100,000 shares of its common stock which was valued at $27,000. The President of our OnScreen Products Division is an investor in Orion.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7 1/2% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000. (See Note 4 - License 1). At the time of this agreement, the President of the OnScreen Products Division was the manager in this third party company.

NOTE 9   INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

At December 31, 2004, the Company has available net operating loss carry forwards of approximately $11 million. These net operating loss carry forwards expire in various years through the year ending December 31, 2024; however, because the Company has incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of the Company's realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2004 and 2003, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

                                                      2004           2003
                                                 -----------    -----------
Computed "expected" tax benefit                  $(2,687,000)    (1,169,000)
State tax benefit, net of federal effect            (287,000)      (125,000)
Change in valuation allowance                      1,523,000        500,000
Intrinsic value of convertible preferred stock            --        359,000
Equity instruments for services                    1,451,000        435,000
                                                 -----------    -----------
                                                 $        --    $        --
                                                 ===========    ===========



At December 31, 2004, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                    2004
                                                -----------
Deferred tax assets:
Net operating loss carry forwards               $ 4,166,000
Difference between book and tax, fixed assets       212,000
Valuation allowance for deferred tax asset       (4,546,000)
Other                                               168,000
                                                -----------
                                                $        --
                                                ===========


NOTE 10  OTHER SETTLEMENTS

During 2004, the Company settled several payables owed and recorded a settlement gain of $48,811 during 2004 related to these settlements.

NOTE 11  CONCENTRATIONS

During 2004, 36% of revenues were derived from two customers at 25% and 11%. During 2003, 55% of revenues were derived from two customers at 32% and 23%.

The Company's major products are reliant upon the OnScreen(TM) technology which it has purchased the rights to and it has applied for several patents related to this technology.

NOTE 12  SUBSEQUENT EVENTS

On February 16, 2005, the inventor of the OnScreen technology, who licensed to the Company the rights of the direct view LED video display technology, conveyed to a third party company, all of the inventor's right, title and interest of the OnScreen technology. The Company purchased the right, title and interest of the OnScreen technology for $200,000. The Company now owns all patent rights to the

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

OnScreen technology unencumbered subject to the rights of F3 relating to the percentages of revenue from commercialization of the direct view LED video display technology. One of the Company's board of directors has an interest in the third party company that conveyed these rights to the Company.

During late March 2005, the Company signed a $1.5 million unsecured six-month promissory note. The interest rate is 15%, payable monthly. One of the Company's board of directors has an interest in the company that is the note holder.

On March 28, 2005, an addendum was made to the CEO/President's employment agreement. The term of the agreement was extended three years expiring on December 31, 2008. The CEO/President is to receive an additional 2.1 million shares of the Company's common stock and the monthly vehicle allowance was increased from $500 to $1,500. The CEO/President relinquished his entire entitlement to any of the Company's revenue.