Form 10QSB
period 2005-03-31
ONSCREEN TECHNOLOGIES INC
filed 2005-05-04
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        --------------------------------
                        For quarter ended March 31, 2005

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

                           John "JT" Thatch, President
                                 (727) 797-6664
                           OnScreen Technologies, Inc.
                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                          ----------------------------
            (Name, Address and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of March 31, 2005, there were 66,512,327 shares of the Company's common stock outstanding, 2,100,000 shares of common stock issuable, 2,191,316 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.

                                      INDEX

                                     Part I
                                                                            Page
                                                                            ----
Item 1  Financial Statements                                                   3
        Condensed Balance Sheets (unaudited)                                   3
        Condensed Statements of Operations (unaudited)                         4
        Condensed Statements of Cash Flows (unaudited)                         5
        Notes to the Condensed Financial Statements (unaudited)                7
Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    10
        Overview                                                              10
        Intellectual Property                                                 10
        Critical Accounting Policies                                          11
        Liquidity and Capital Resources                                       12
        Results of Operations                                                 13
Item 3  Controls and Procedures                                               14

                                     Part II

Item 1  Legal Proceedings.                                                    15
Item 2  Changes in Securities                                                 15
Item 3  Defaults Upon Senior Securities                                       15
Item 4  Submission of Matters to a Vote of Security Holders                   15
Item 5  Other Information                                                     16
Item 6  Exhibits and Reports on Form 8-K                                      16
        Signatures                                                            16
        Exhibits                                                              17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ONSCREEN TECHNOLOGIES, INC.
                                    CONDENSED BALANCE SHEETS

                                                                     MARCH 31,     December 31,
                                                                        2005            2004
                                                                   ------------    ------------
                                                                    (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                                        $  1,740,163    $  1,561,650
  Marketable securities available-for-sale                              297,564         401,233
  Accounts receivable                                                     4,605           1,605
  Prepaid expenses and other current assets                             224,810          38,354
                                                                   ------------    ------------
 TOTAL CURRENT ASSETS                                                 2,267,142       2,002,842
 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
    DEPRECIATION OF $344,025 AT MARCH 31, 2005
    AND $317,845 AT DECEMBER 31, 2004                                   278,789         299,951
                                                                   ------------    ------------
 OTHER ASSETS
 Restricted marketable securities available-for-sale                     27,209          30,000
 Technology rights, net of accumulated amortization
   of $135,833 at March 31, 2005 and $130,833
   at December 31, 2004                                                 386,667         391,667
 Patent Costs                                                           316,517          48,657
 Other assets                                                            15,110          14,360
                                                                   ------------    ------------
 TOTAL OTHER ASSETS                                                     745,503         484,684
                                                                   ------------    ------------
 TOTAL ASSETS                                                      $  3,291,434    $  2,787,477
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable and other payables                                    238,014         213,226
 Note payable, related party                                          1,500,000              --
 Accrued expenses                                                       325,342         323,797
                                                                   ------------    ------------
 TOTAL CURRENT LIABILITIES                                            2,063,356         537,023
 ACCRUED EXPENSES PAYABLE WITH COMMON STOCK                             283,592         245,669
                                                                   ------------    ------------
 TOTAL LIABILITIES                                                    2,346,948         782,692
                                                                   ------------    ------------
COMMITMENTS (NOTE 7)                                                         --              --

 STOCKHOLDERS' EQUITY
 Preferred stock, par value $0.001; 10,000,000 shares authorized
      Convertible Series A, Preferred stock,
        5,000,000 shares authorized, 2,990,580 shares
        issued at March 31, 2005; 2,191,316 and 2,772,205 shares
        outstanding at March 31, 2005 and
        December 31, 2004, respectively;
        liquidation preference of $2,191,316 at March 31, 2005            2,191           2,772
      Convertible Series B preferred stock, 30,000 shares
        authorized, no shares issued and outstanding,
        liquidation preference of $240 per share                             --              --
 Common stock, par value $0.001; 150,000,000 shares authorized,
      66,512,327 and 63,680,020 shares issued and outstanding at
      March 31, 2005 and December 31, 2004, respectively                 66,512          63,680
 Common stock issuable, at par value,
      (2,100,000 shares at March 31, 2005)                                2,100              --
 Additional paid-in capital                                          22,857,938      22,150,289
 Accumulated deficit                                                (20,961,822)    (19,773,674)
                                                                   ------------    ------------
                                                                      1,966,919       2,443,067
 Less Accumulated other comprehensive loss                               (5,489)             --
 Less deferred compensation expense                                  (1,016,944)       (438,282)
                                                                   ------------    ------------
 TOTAL STOCKHOLDERS' EQUITY                                             944,486       2,004,785
                                                                   ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,291,434    $  2,787,477
                                                                   ============    ============

                         See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2005            2004
                                                   ------------    ------------
REVENUES                                           $     20,493    $     34,159

COST OF REVENUES                                         17,372              --
                                                   ------------    ------------
GROSS PROFIT                                              3,121          34,159
OPERATING EXPENSES
Selling, general and administrative                     875,145       1,659,739
Research and development                                262,200         158,157
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,137,345       1,817,896
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (1,134,224)     (1,783,737)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
Other income                                              7,042           7,556
Settlement gain (loss), net                                  --         300,272
Interest expense                                         (1,875)        (55,512)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                         5,167         252,316
                                                   ------------    ------------
NET LOSS                                             (1,129,057)     (1,531,421)
Preferred Stock Dividends                               (59,091)       (123,481)
                                                   ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS          $ (1,188,148)   $ (1,654,902)
                                                   ============    ============
Basic and Diluted Loss Per Common Share            $      (0.02)   $      (0.06)
                                                   ============    ============
Basic and Diluted Loss Per Common Share
   Available to Common Stockholders                $      (0.02)   $      (0.06)
                                                   ============    ============
 Weighted average common shares outstanding          65,677,901      27,577,183
                                                   ============    ============


                 See accompanying notes to financial statements

                                             ONSCREEN TECHNOLOGIES, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                      UNAUDITED

                                                                                          FOR THE THREE MONTHS ENDED,
                                                                                                   MARCH 31,
                                                                                             2005           2004
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                  $(1,129,057)   $(1,531,421)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                              --        235,817
       Stock based settlement gain, net                                                            --       (300,272)
        Non-cash interest expense for stock issued to noteholders that were in default             --         46,500
       Non-cash interest expense                                                                   --          9,012
       Amortization of technology rights                                                        5,000         64,167
       Amortization of deferred consulting and compensation                                    68,340        748,897
       Amortization of investment premium                                                         736             --
       Compensation expense payable in common stock                                           102,921             --
       Depreciation                                                                            26,179         40,913
(INCREASE) DECREASE IN ASSETS:
       Accounts receivable and other receivables                                               (3,000)        (8,813)
       Due from affiliate                                                                          --         (4,790)
       Prepaid expenses and other current assets                                             (186,456)      (156,239)

       Deposits and other assets                                                                 (750)           496
INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable and accrued expenses                                                   33,709       (210,596)
       Deferred revenues                                                                           --         (4,506)
                                                                                          -----------    -----------
               NET CASH USED IN OPERATING ACTIVITIES                                       (1,082,378)    (1,070,835)
                                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                             --       (522,500)
       Investment in patents                                                                 (267,860)            --
       Proceeds from sales of marketable securities                                           100,235             --
       Purchase of property and equipment                                                      (5,017)       (10,090)
                                                                                          -----------    -----------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (172,642)      (532,590)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                    (66,467)      (110,587)
       Proceeds from notes and loans payable                                                1,500,000             --
       Payments on notes and loans payable                                                         --       (300,000)
       Proceeds from sales of common stock and exercise of warrants and options, net of
         offering costs                                                                            --      2,719,054
       Proceeds from issuance of preferred stock - Series A                                        --         75,000
                                                                                          -----------    -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,433,533      2,383,467
                                                                                          -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $   178,513    $   780,042
Cash and Cash Equivalents at Beginning of Year                                              1,561,650      1,323,923
                                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                               $ 1,740,163    $ 2,103,965
                                                                                          ===========    ===========

(CONTINUED)

(CONTINUED)

                                                                                          FOR THE THREE MONTHS ENDED,
                                                                                                   MARCH 31,
                                                                                             2005           2004
                                                                                          -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

          Debt and accrued liability settled with common stock                            $        --    $   115,500
                                                                                          ===========    ===========
          Subscription receivable paid with reduction of notes payable                    $        --    $    18,575
                                                                                          ===========    ===========
          Conversion of Series A convertible preferred stock to common stock              $       701    $        30
                                                                                          ===========    ===========
          Series A preferred stock dividend resulting from intrinsic value of
            convertible preferred stock                                                   $        --    $    52,000
                                                                                          ===========    ===========
          Series B preferred stock dividend resulting from intrinsic value of
            convertible preferred stock                                                   $        --    $        24
                                                                                          ===========    ===========
          Other comprehensive loss from unrealized loss                                   $     5,489    $        --
                                                                                          ===========    ===========

                                   See accompanying notes to financial statements

NOTE 1   BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company concentrates on LED display advertising products and emergency/first responders' solutions. The Company seeks to develop innovative approaches to these LED products and delivery systems. The Company is focused on the design, development and sale of LED displays manufactured utilizing the OnScreenTM architecture.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $1,129,057 and cash used in operations of $1,082,378 for the three months ended March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company continues to raise additional capital for the commercialization of its OnScreen(TM) technology product lines. The Company believes it will have sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product lines into production during 2005. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-KSB for the year ended December 31, 2004.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2  LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 3   INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month periods ended March 31, 2005 and 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 4   STOCK BASED EMPLOYEE COMPENSATION

For the stock options and warrants issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price or contemporaneous sales date of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three months ended March 31, 2005 and 2004:


                                                      2005            2004
                                                   -----------    -----------
 Net Loss Available to Common
     Stockholders:
               Net loss available to common
     stockholders, as reported                     $(1,188,148)   $(1,654,902)
     Plus: Intrinsic value of
            compensation costs
            included in net loss                        10,467         54,267

     Deduct:  Fair value of
           stock-based employee
           compensation costs                          (93,633)       (71,080)
                                                   -----------    -----------
Pro forma net loss                                 $(1,271,314)   $(1,671,715)
                                                   ===========    ===========
Loss per common share available to
   common stockholders:

Basic and Diluted - as reported                    $     (0.02)   $     (0.06)
                                                   ===========    ===========
Basic and Diluted - pro forma                      $     (0.02)   $     (0.06)
                                                   ===========    ===========

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 5   NOTES PAYABLE

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party. The interest rate is 15% per annum. Interest only payments are due monthly until maturity of the note when the principal is due. One of the Company's board of directors has an interest in the company that is the note holder.

NOTE 6  TECHNOLOGY RIGHT AND LICENSE AGREEMENT
On February 16, 2005 the inventor of the OnScreenTM technology, who licensed to the Company the rights of the direct view LED video display technology conveyed to a third party company, all of the inventor's right, title and interest of the OnScreenTM technology. The Company purchased the right, title and interest of the OnScreenTM technology for $200,000. The Company now owns all patent rights to the OnScreenTM technology unencumbered subject to the rights of a seperate party relating to the percentages of revenue from commercialization of the direct view LED video display technology. One of the Company's directors has an interest in the third-party company that conveyed these rights.

NOTE 7  COMMITMENTS

On March 28, 2005, an addendum was made to the CEO/President's employment agreement. The term of the agreement was extended three years expiring on December 31, 2008. The CEO/President is to receive an additional 2.1 million shares of the Company's common stock and the vehicle allowance was increased to $1,500. Also in this addendum, the CEO/President relinquished certain rights he had to revenue which he had previously been entitled to per his contract. The
2.1 million shares were valued at $0.27 per share totaling $567,000 based on contemporaneous cash sales and will be recorded as compensation expense over the remaining term of his employment agreement.

NOTE 8   PREFERRED STOCK

During the first quarter of 2005, the Company converted 700,889 shares of the Company's Series A convertible preferred stock into 2,803,556 shares of the Company's common stock at the request of a few Series A convertible preferred stock holders.

During January 2005, the Company issued 120,000 shares of its Series A convertible preferred stock to its COO/CFO in accordance with his employment agreement. The 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $70,000 deferred and $50,000 expensed as of March 31, 2005.

NOTE 9   OTHER EQUITY TRANSACTIONS

During January 2005, the Company issued 28,751 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2004, in accordance with the employee's employment agreement.

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

OVERVIEW

OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company concentrates on LED display advertising products and emergency/first responders' solutions. The Company seeks to develop innovative approaches to these LED products and delivery systems. The Company is focused on the design, development and sale of LED displays manufactured utilizing the OnScreenTM architecture.

The Company expects delivery of the initial products during 2005. Until the initial products are delivered, the Company does not expect to record any significant growth in revenues. The Company expects to receive some revenue from its mobile LED truck during 2005.

During the three months ended March 31, 2005, the Company continued to incur significant losses from operations. The Company incurred a net loss of $1,129,057 for the three months ended March 31, 2005. This net loss of $1,129,057 includes non-cash charges of approximately $171,000 for equity given to employees and consultants for services provided.

A priority of management during 2005 is to continue to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products. During March 2005, the Company received proceeds of $1.5 million for an unsecured six-month note. These funds will enable the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

A provisional patent was filed August 26, 2002 on the OnScreen(TM) technology. The patent was filed July 23, 2003 on the OnScreen(TM) technology that contains over 50 separate claims. The Company retained Knobbe, Martens, Olson & Bear, LLP to manage our current interests relative to the inventor's prosecution of the full national and international patents. The Company continues to file and protect its intellectual property rights, trademarks and products through continued filings with the US Patent and Trademark Office.

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

Asset Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Valuation of Non-Cash Capital Stock Issuances
The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of the equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense, deferred stock and equity stock accounts.

Service Period of Employee Equity Transactions
The Company recognizes the compensation costs related to equity transactions over the period the services are performed. If the service period is not defined and the equity transaction is a part of an employee agreement, the service period is estimated to be the remaining portion of the contract even if the equity shares are issued prior to the services being rendered. Any changes in the estimate of when the service period is would impact the timing of when the compensation expense was recorded. For example if it was estimated that the shares had been issued for services already performed, the compensation expense would be recorded at the time the shares were issued.

Patent Costs
The Company estimates the patents it has filed for have a future beneficial value to the Company, thus it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent will be amortized over the useful life of the patent. If the patent is not approved, at that time the costs would be expensed. A change in the estimate of the patent having a future beneficial value to the Company would impact the other assets and expense accounts of the Company.

LIQUIDITY AND CAPITAL RESOURCES

General
The Company's cash and cash equivalents balance at March 31, 2005 is $1,740,163 and its marketable securities available-for-sale is $297,564. Its working capital balance at March 31, 2005 is $203,786. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company's operating requirements generated a negative cash flow from operations of $1,082,378 for the three months ended March 31, 2005.

During the first quarter of 2005 and 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first quarter of 2005, the Company recorded a total of $171,000 of equity compensation and consulting expense.

As the Company focuses on the OnScreen(TM) technology during 2004, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue and will continue to use cash in its operating activities until its OnScreen(TM) product lines are commercialized which is expected to be during 2005.

Capital Expenditures and Investments
During the first quarter of 2005, the Company invested approximately $5,000 in equipment which was mainly computer equipment used for sales, marketing, research and development and administration. During the remainder of 2005, the Company anticipates that its capital expenditures should not significantly change. The Company plans to outsource the manufacture of its products.

The Company invested $267,860 in patent costs during the first quarter of 2005. The Company expects its investment in patent costs will continue throughout 2005 as it invests in patents to protect the rights to use its OnScreen product developments.

Financing activities
During the first quarter of 2005, the Company received $1.5 million of proceeds from a six-month unsecured note. The Company anticipates shipping one of its products prior to the maturity of this note and then plans on raising the capital needed to payoff this note payable and to fund the further development and marketing of the Company's OnScreen(TM) products. During the first quarter of 2005, the Company paid $66,467 of dividends on its Series A convertible preferred stock.

Recap of liquidity and capital resources
The Company believes that the cash generated from the $1.5 million note payable and the cash generated from operations, should be sufficient to meet its working capital requirements for the next twelve months. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted. Management expects the OnScreenTM LED technology to be commercialized during 2005. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

RESULTS OF OPERATIONS

Revenue
During the first quarter of 2005, revenue was $20,493 and $34,159 for the same period during 2004. The revenue for both periods is primarily due to revenue from the LED truck. For the three months ending March 31, 2005 and 2004, the Company recorded approximately $20,000 and $29,000, respectively of revenue for the LED truck.

Management does not expect the Company's revenue to grow until the shipment of the OnScreenTM LED technology product lines during 2005.

Cost of revenue
There was cost of revenue of $17,372 and $0 for the three months ending March 31, 2005 and 2004, respectively. The 2005 cost of sales related to the LED truck. During 2005, the Company refined its process of capturing the costs associated with the LED truck, thus the costs are higher than for the same period in 2004.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses decreased from $1,659,739 for the three months ended March 31, 2004 to $875,145 for the same period during 2005. This decrease of $784,594 is primarily the result of decreased consulting expenses of approximately $936,000 which was offset by increased compensation expenses of approximately $106,000.

During 2004, the Company had issued equity for certain consulting services provided to the Company. During 2005, the Company did not incur these consulting services as it had hired employees to assist with the functions previously provided by the consultants. This resulted in the decrease of $936,000 in consulting expense during the first quarter of 2005 compared to the same period in 2004.

The increase in compensation expense in 2005 compared to 2004 was mainly due to an increase in the number of employees to assist with the commercialization of the OnScreenTM product lines. The total non-cash compensation expense for the first three months of 2005 is approximately $171,000.

The company anticipates its sales and marketing expenditures to increase during the remainder of 2005 compared to the first quarter of 2005 as the Company is in the process of the commercialization and marketing of its OnScreen(TM) product lines which are expected to begin shipping during 2005. The other general and administrative expenses will also increase during the remainder of 2005 as the Company puts the infrastructure in place to support the shipping of the OnscreenTM products.

Research and Development
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The $104,043 increase in research and development during the first quarter of 2005 compared to the same period in 2004 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2005 compared to 2004.

Other Income

The Other Income remained relatively unchanged during the first quarter of 2005 compared to the first quarter of 2004. The Company does not expect this item to be significant during 2005.

Settlement Gain (Loss), Net
The Company did not have any settlement gain (loss) during the first quarter of 2005.

The net settlement gain for the first quarter of 2004 was mainly due to the settlement of a disputed convertible promissory note which resulted in the Company recording a settlement gain of $267,458.

Interest Expense
The interest expense of $1,875 for the three months ending March 31, 2005 is for the interest on the $1.5 million unsecured note entered into during March 2005. The Company expects to have approximately $56,000 of interest expense during the second and third quarters related to this note.

The interest expense for the three months ending March 31, 2004 of $55,512 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes.

Preferred Stock Dividends
During the three months ending March 31, 2005 and 2004, the Company recorded Series A Convertible Preferred Stock dividends of $59,091 and $123,481, respectively.

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

ITEM 2. CHANGES IN SECURITIES.

COMMON STOCK ISSUED

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2005, the Company issued 28,751 shares of its common stock to an employee for services performed. These services were valued at $25,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2005, certain Series A Preferred Stock holders converted 700,889 shares of Series A Preferred Stock to 2,803,556 shares of the Company's common stock.

SERIES A CONVERTIBLE PREFERRED STOCK ISSUED

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2005, the Company issued 120,000 shares of its Series A Preferred Stock to an employee in accordance with the employment contract. These services are valued at $120,000.

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

32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On  March  1,  2005  Charles  Baker  was  appointed  to the  Company's  Board of
Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 4th day of May 2005.


                                  ONSCREEN TECHNOLOGIES, INC.
                                  (Registrant)

                                  By: /s/ John "JT" Thatch
                                     -------------------------------------------
                                     John  "JT" Thatch as President/CEO/Director

                                  By: /s/ Mark R. Chandler
                                     -------------------------------------------
                                     Mark R. Chandler as COO/CFO

                                  By: /s/ Russell L. Wall
                                     -------------------------------------------
                                     Russell L. Wall Director/Audit Committee