Form 10QSB
period 2005-06-30
ONSCREEN TECHNOLOGIES INC
filed 2005-08-15
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2005

                         Commission File Number 0-29195

                           ONSCREEN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                    (3990)                      84-1463284
----------------------   ----------------------------       -------------------
(State or jurisdiction   (Primary Standard Industrial        (I.R.S. Employer
  of incorporation or    Classification Code Number)        Identification No.)
     organization)

                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                                 (727) 797-6664
          ------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

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

                                 Yes |X| No |_|

As of July 15, 2005, there were 70,649,719 shares of the Company's common stock outstanding, 1,500,000 shares of common stock issuable, 1,935,718 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.

                                      INDEX

                                     Part I
                                                                         Page
                                                                         ----
Item 1          Financial Statements                                       3
                Condensed Balance Sheets (unaudited)                       3
                Condensed Statements of Operations (unaudited)             4
                Condensed Statements of Cash Flows (unaudited)             5
                Notes to the Condensed Financial Statements (unaudited)    7
Item 2          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        11
                Overview                                                  11
                Intellectual Property                                     12
                Critical Accounting Policies                              12
                Liquidity and Capital Resources                           13
                Results of Operations                                     15
Item 3          Controls and Procedures                                   17

                                     Part II

Item 1          Legal Proceedings.                                        17
Item 2          Changes in Securities                                     17
Item 3          Defaults Upon Senior Securities                           18
Item 4          Submission of Matters to a Vote of Security Holders       18
Item 5          Other Information                                         18
Item 6          Exhibits                                                  18
                Signatures                                                18
                Exhibits                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                    June 30, 2005     December 31,
                                                                                     (Unaudited)          2004
                                                                                    -------------     -------------
                                     Assets
 Current Assets
 Cash and cash equivalents                                                           $    568,474    $  1,561,650

  Marketable securities available-for-sale                                                     --         401,233
  Accounts receivable, net of allowance of $1,605 at June 30, 2005 and -0- at
   December 31, 2004                                                                       19,547           1,605
  Inventory                                                                               331,844              --
  Prepaid expenses and other current assets                                               207,098          38,354
                                                                                     ------------    ------------
 Total Current Assets                                                                   1,126,963       2,002,842
 Property and Equipment, net of accumulated depreciation of $369,339 at June
    30, 2005 and $317,845 at December 31, 2004                                            336,411         299,951
                                                                                     ------------    ------------
 Other Assets
 Restricted marketable securities available-for-sale                                       27,827          30,000
 Technology rights, net of accumulated amortization of $140,833 at June 30, 2005
   and  $130,833 at December 31, 2004                                                     381,667         391,667

 Patent Costs                                                                             357,414          48,657

 Other assets                                                                              17,160          14,360
                                                                                     ------------    ------------
 Total Other Assets                                                                       784,068         484,684
                                                                                     ------------    ------------
 Total Assets                                                                        $  2,247,442    $  2,787,477
                                                                                     ============    ============
Liabilities and Stockholders' Equity
 Current Liabilities
 Accounts payable and other payables                                                 $    420,149    $    213,226
 Note payable, related party                                                            1,500,000              --
 Accrued expenses                                                                         319,288         323,797
                                                                                     ------------    ------------
 Total Current Liabilities                                                              2,239,437         537,023

 Accrued expenses payable with common stock                                               363,133         245,669
                                                                                     ------------    ------------
 Total Liabilities                                                                      2,602,570         782,692
                                                                                     ------------    ------------

Commitments (Note 9)                                                                           --              --

 Stockholders' Equity (Deficit)
 Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
    Series A, Preferred stock, 5,000,000 shares authorized, 3,110,580 shares issued at June 30, 2005; 1,935,718 and 2,772,205 shares outstanding at
      June 30, 2005 and December 31, 2004, respectively; liquidation preference
      of $1,935,718 at June 30, 2005                                                        1,936           2,772
    Convertible Series B preferred stock, 30,000 shares authorized, no
      shares issued and outstanding, liquidation preference of $240 per share                  --              --
 Common stock, par value $0.001; 150,000,000 shares authorized,
   70,649,719 and 63,680,020 shares issued and outstanding at
   June 30, 2005 and December 31, 2004, respectively                                       70,650          63,680
 Common stock issuable, at par value,  (1,500,000 shares at June 30, 2005)                  1,500              --
 Additional paid-in capital                                                            23,377,706      22,150,289
 Accumulated deficit                                                                  (23,060,673)    (19,773,674)
                                                                                     ------------    ------------
                                                                                          391,119       2,443,067
Treasury stock                                                                               (225)             --
 Less Accumulated other comprehensive loss                                                 (2,820)             --
 Less deferred compensation expense                                                      (743,202)       (438,282)
                                                                                     ------------    ------------
 Total Stockholders' Equity                                                              (355,128)      2,004,785
                                                                                     ------------    ------------
 Total Liabilities and Stockholders' Equity (Deficit)                                $  2,247,442    $  2,787,477
                                                                                     ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the three months           For the six months
                                                                ended June 30,                ended June 30,
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Revenues                                               $     32,626    $     47,034    $     53,119    $     81,193

Cost of Revenues                                             45,868             488          63,240             488
                                                       ------------    ------------    ------------    ------------

Gross Profit                                                (13,242)         46,546         (10,121)         80,705
Operating Expenses
Selling, general and administrative                       1,609,287       3,416,356       2,484,432       5,076,095
Research and development                                    373,250         201,084         635,450         359,241

Bad debt expense                                              1,605          11,638           1,605          11,638
                                                       ------------    ------------    ------------    ------------
Total Operating Expenses                                  1,984,142       3,629,078       3,121,487       5,446,974
                                                       ------------    ------------    ------------    ------------
Loss from Operations                                     (1,997,384)     (3,582,532)     (3,131,608)     (5,366,269)
                                                       ------------    ------------    ------------    ------------
Other Income (Expense)

Other income                                                    323          11,254           7,365          18,810

Settlement gain (loss), net                                    (300)         15,029            (300)        315,301
Interest expense                                            (54,375)         (8,558)        (56,250)        (64,070)
                                                       ------------    ------------    ------------    ------------
Total Other Income (Expense), Net                           (54,352)         17,725         (49,185)        270,041
                                                       ------------    ------------    ------------    ------------
Net Loss                                                 (2,051,736)     (3,564,807)     (3,180,793)     (5,096,228)
Preferred Stock Dividends                                   (47,115)        (72,541)       (106,206)       (196,022)
                                                       ------------    ------------    ------------    ------------
   Net Loss Available to Common Stockholders           $ (2,098,851)   $ (3,637,348)   $ (3,286,999)   $ (5,292,250)
                                                       ============    ============    ============    ============
Basic and Diluted Loss Per Common Share                $      (0.03)   $      (0.12)   $      (0.05)   $      (0.18)
                                                       ============    ============    ============    ============
Basic and Diluted Loss Per Common Share
    Available to Common Stockholders                   $      (0.03)   $      (0.13)   $      (0.05)   $      (0.19)
                                                       ============    ============    ============    ============
Weighted average common shares outstanding               70,049,143      28,814,299      67,803,478      28,235,562
                                                       ============    ============    ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                       For the six months ended June 30,
                                                                                       ---------------------------------
                                                                                             2005           2004
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                  $(3,180,793)   $(5,096,228)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                          38,500      1,827,335
       Stock based settlement gain, net                                                            --       (300,272)
       Non-cash interest expense for stock issued to noteholders that were in default              --         46,500
       Non-cash interest expense                                                                   --         17,571
       Bad debt expense                                                                         1,605         11,638
       Amortization of technology rights                                                       10,000        107,917
       Amortization of deferred consulting and compensation                                   226,713      1,776,740
       Compensation expense payable in common stock                                           678,132        135,624
       Depreciation                                                                            53,165         82,608
       Other                                                                                    6,198             --
(Increase) decrease in assets:

       Accounts receivable and other receivables                                              (19,547)       (25,975)
       Due from affiliate                                                                          --        (10,643)
       Inventory                                                                             (331,844)            --
       Prepaid expenses and other current assets                                             (170,901)      (108,306)
       Deposits and other assets                                                               (3,447)       (20,354)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                                  237,511       (421,297)
       Deferred revenues                                                                        2,104         (8,035)
                                                                                          -----------    -----------
               NET CASH USED IN OPERATING ACTIVITIES                                       (2,452,604)    (1,985,177)
                                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                             --       (522,500)
       Investment in patents                                                                 (308,757)            --
       Proceeds from sales of marketable securities                                           396,351             --

       Purchase of property and equipment                                                     (90,941)       (28,545)
                                                                                          -----------    -----------
               NET CASH USED IN INVESTING ACTIVITIES                                           (3,347)      (551,045)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                   (121,250)      (115,842)
       Purchase of treasury stock                                                                (225)            --
       Proceeds from notes and loans payable                                                1,500,000             --
       Payments on notes and loans payable                                                         --       (302,511)
       Proceeds from sales of common stock and exercise of warrants
         and options, net of offering costs                                                    84,250      3,335,738
       Proceeds from issuance of preferred stock - Series A                                        --         75,000
                                                                                          -----------    -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,462,775      2,992,385
                                                                                          -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $  (993,176)   $   456,163
Cash and Cash Equivalents at Beginning of Year                                              1,561,650      1,323,923
                                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                               $   568,474    $ 1,780,086
                                                                                          ===========    ===========

(Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(continued)

                                                                      For the six months
                                                                        ended June 30,
                                                                      -------------------
                                                                        2005       2004
                                                                      --------   --------
Accrued Compensation settled with Series A preferred stock            $     --   $ 24,000
                                                                      ========   ========
Debt and accrued liability settled/paid with common stock             $181,289   $391,961
                                                                      ========   ========
Common stock issued for deferred compensation                         $710,333   $     --
                                                                      ========   ========
Subscription receivable paid with reduction of notes payable          $     --   $ 18,575
                                                                      ========   ========
Conversion of Series A convertible preferred stock to common stock    $  1,076   $     30
                                                                      ========   ========
Series A preferred stock dividend resulting from intrinsic value of   $     --   $ 52,000
convertible preferred stock
                                                                      ========   ========
Series B preferred stock dividend resulting from intrinsic value of
   convertible preferred stock                                        $     --   $     24
                                                                      ========   ========
Cancellation of warrant                                               $ 27,200   $     --
                                                                      ========   ========
Other comprehensive loss from unrealized loss                         $  2,820   $     --
                                                                      ========   ========

                 See accompanying notes to financial statements

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company is focused on the design, development and sale of LED displays utilizing the OnScreenTM architecture. The Company seeks to develop innovative approaches to these products and delivery systems, which concentrates in the commercial and government markets.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $3,286,999 and cash used in operations of $2,452,604 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital for the commercialization of its OnScreen(TM) technology product lines; which the Company believes will provide sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product lines into production during 2005 and 2006. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 REVENUE

The Company recognizes revenue from its products when persuasive evidence of an arrangement exists, the product(s) has been shipped, collectability is reasonably assured and the price is fixed or determinable. In the event that the contract provides for multiple elements (e.g., products, installation and training), the total amount invoiced is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the revenue is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. The Company generally accounts for installation and training services separate from product revenue for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Installation and education services revenue, is recognized when the service has been performed.

Revenue from warranty and maintenance activities is recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

The Company records any rental income pro-rata as earned over the rental period.

NOTE 3 INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market. All of the inventory is finished goods.

NOTE 4 LOSS PER COMMON SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 5 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three- and six-month periods ended June 30, 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three- and six-month periods ended June 30, 2005 and 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 6 STOCK-BASED EMPLOYEE COMPENSATION

For the stock options and warrants issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the fair market value of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended June 30, 2005 and 2004:

                                     Three months ending June 30,          Six months ending June 30,
                                     ----------------------------          --------------------------
                                         2005              2004              2005              2004
                                     -----------       -----------       -----------       -----------
Net Loss Available to Common
   Stockholders:

Net loss available to common
   stockholders, as reported         $(2,098,851)      $(3,637,348)      $(3,286,999)      $(5,292,250)

Plus: Intrinsic value of
   compensation costs included
   in net loss                            45,767            38,067            56,234            92,334

Deduct:  Fair value of
   stock-based employee
   compensation costs                    (43,366)          (49,960)         (136,999)         (121,040)
                                     -----------       -----------       -----------       -----------

Pro forma net loss                   $(2,096,450)      $(3,649,241)      $(3,367,764)      $(5,320,956)
                                     ===========       ===========       ===========       ===========

Loss per common share
   available to common
   stockholders:

Basic and Diluted - as reported      $     (0.03)      $     (0.13)      $     (0.05)      $     (0.19)
                                     ===========       ===========       ===========       ===========
Basic and Diluted - pro forma        $     (0.03)      $     (0.13)      $     (0.05)      $     (0.19)
                                     ===========       ===========       ===========       ===========

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

NOTE 8 TECHNOLOGY RIGHT AND LICENSE AGREEMENT

On February 16, 2005 the inventor of the OnScreenTM technology, who licensed to the Company the rights of the direct view LED video display technology conveyed to a third party company, all of the inventor's right, title and interest of the OnScreenTM technology. This third party company conveyed to the Company all right, title and interest of the OnScreenTM technology for $200,000. One of the Company's directors has an interest in the third-party company that conveyed these rights. The Company now owns all patent rights to the OnScreenTM technology unencumbered subject to the rights of a separate party relating to the percentages of revenue from commercialization of the direct view LED video display technology.

NOTE 9 COMMITMENTS

On March 28, 2005, an addendum was made to the CEO/President's employment agreement. The term of the agreement was extended three years expiring on December 31, 2008. The CEO/President received an additional 2.1 million shares of the Company's common stock and the vehicle allowance was increased. Also in this addendum, the CEO/President relinquished certain rights he had to revenue which he had previously been entitled to per his contract. The 2.1 million shares were valued at $0.27 per share totaling $567,000 based on contemporaneous cash sales and will be recorded as compensation expense over the remaining term of his employment agreement.

On June 13, 2005, the Company entered into a three-year employment agreement with a newly hired Chairman of the Board of Directors. The annual salary is $225,000 and he will also be entitled to a stock bonus award totaling five million shares of the Company's common stock based upon continued employment at specified dates over a two-year period. The stock bonus awards are accelerated if the Company's stock price achieves certain price per share levels. The compensation expense related to the bonus shares will be expensed over the vesting period of each award. The total value of the awards as measured on the grant date was $1,350,000 based on a $0.27 per share contemporaneous cash sales price of which $455,625 was recorded as compensation expense as of June 30, 2005 and $50,625 was recorded as accrued compensation payable with common stock at June 30, 2005.At June 30, 2005, the Chairman was entitled to 1.5 million shares upon execution of his agreement which is recorded as common stock issuable at June 30, 2005.

During May 2005, the Director of Administrative Services' employment agreement automatically renewed for a three-year period. The annual salary is $75,000 with an annual stock bonus of the Company's registered common stock equal in value to $25,000.

NOTE 10 PREFERRED STOCK

During the six months ended June 30, 2005, the Company converted 1,076,487 shares of the Company's Series A convertible preferred stock into 4,305,948 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During 2005, the Company issued 240,000 shares of its Series A convertible preferred stock to its COO/CFO in accordance with his employment agreement. The 240,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $240,000 is being expensed over the three-year employment agreement with $120,000 deferred and $120,000 expensed as of June 30, 2005.

NOTE 11 OTHER EQUITY TRANSACTIONS

During 2005, the Company issued 28,751 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2004, in accordance with the employee's employment agreement.

During April 2005, the landlord who had held 200,000 shares of the Company's common stock which were held contingent on payment of the rent returned the shares to the Company and the shares were cancelled. These shares had properly not been included as outstanding shares in the Company's financial statements since they were contingently returnable as collateral shares, therefore there was no financial accounting effect of this transaction.

In accordance with the employment agreement, during the six months ended June 30, 2005, the Company repurchased 150,000 shares of common stock for $225 from one of its employees who left the Company. These shares are recorded as treasury stock shares. These shares were not vested at the time the employee left the Company; therefore, additional paid-in-Capital and deferred compensation was reduced by $151,500 during the six months ended June 30, 2005.

During 2005, the Company repriced options to a former employee to purchase 1,050,000 shares of its common stock that previously had exercise prices ranging from $0.25 to $0.35 per share to an exercise price of $0.20 per share. The Company recorded $38,500 of compensation expense and additional paid-in-capital related to this transaction.

During 2005, the Company issued 200,000 shares of its common stock that it had accrued at December 31, 2004.

During 2005, warrants and options were exercised to purchase 335,000 of the Company's common stock. The Company received $84,250 of proceeds from these exercises of warrants and options. Also, during 2005, the Company reduced the deferred compensation account by $27,200 for the cancellation of an option that was not fully vested when the employee left the Company.

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

Overview

OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company is focused on the design, development and sale of LED displays utilizing the OnScreenTM architecture. The Company seeks to develop innovative approaches to these products and delivery systems, which concentrates in the commercial and government markets.

The Company began shipping its living windowTM product during June 2005. The Company expects its other products will begin shipping during 2006. The Company does not expect to record any significant growth in revenues until its living windowTM product is fully deployed nationwide. The Company expects to continue to receive some revenue from its mobile LED truck.

During the six months ended June 30, 2005, the Company continued to incur significant losses from operations. The Company incurred a net loss of $3,286,999 for the six months ended June 30, 2005. This net loss of $3,286,999 includes non-cash charges of approximately $943,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

A priority of management during 2005 is to continue to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products. During the six months ended June 30, 2005 the Company received proceeds of $1.5 million for an unsecured six-month note and $84,250 from the exercise of warrants and options. These funds will assist the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

Intellectual Property The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos and services. These include confidentiality, invention assignment and nondisclosure agreements with the Company's employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, the Company intends to pursue the registration of its trademarks and service marks in the U.S. and internationally.

The Company continues to file and protect its intellectual property rights, trademarks and products through continued filings with the US Patent and Trademark Office and, as applicable, internationally.

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

Patent Costs

The Company estimates the patents it has filed have a future beneficial value to the Company, thus it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent will be amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value to the Company will impact the other assets and expense accounts of the Company.

Revenue Recognition

The recognition of the Company's revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include installation and training services. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Also, the Company offers an extended warranty for which the revenues are initially recorded as deferred revenue and recorded to revenue ratably over the applicable warranty period. The Company does not have any history as to the costs expected to be incurred in performing these services. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources

General

The Company's cash and cash equivalents balance at June 30, 2005 is $568,474. The Company has a negative working capital balance at June 30, 2005 of $1,112,474. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations

The Company's operating requirements generated a negative cash flow from operations of $2,452,604 for the six months ended June 30, 2005.

During the first six months of 2005 and 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first six months of 2005, the Company recorded a total of approximately $943,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

As the Company focuses on the OnScreen(TM) technology during 2005, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue until its living windowTM product is fully deployed nationwide. The living windowTM product began shipping in June 2005 and the Company's other products are expected to begin shipping during 2006.

Capital Expenditures and Investments

During the first six months of 2005, the Company invested approximately $91,000 in fixed assets which includes approximately $24,000 for fixed assets which was mainly computer equipment and software used for sales, marketing, research and development and administration and approximately $67,000 for OnScreenTM products to be used for sales demonstrations at customer sites. During the remainder of 2005, the Company anticipates that its capital expenditures should not significantly change. The Company outsources the manufacture of its products.

The Company invested $308,757 in patent costs during the first six months of 2005. The Company expects its investment in patent costs will continue throughout 2005 as it invests in patents to protect the rights to use its OnScreenTM product developments.

The Company received $396,351 of proceeds from the sales of marketable securities during the first six months of 2005.

Financing activities
During the second quarter of 2005, the Company received proceeds of $84,250 from the exercise of warrants and options. During the first six month of 2005, the Company received $1.5 million of proceeds from a six-month unsecured note. The Company plans on raising the capital needed to payoff the notes payable and to fund the further development and marketing of the Company's products. During the first six months of 2005, the Company paid $121,250 of dividends on its Series A convertible preferred stock. During the second quarter of 2005, the Company paid $225 to buy 150,000 shares of its common stock in accordance with an agreement the Company had with an employee as part of the employee's separation from the Company.

Recap of liquidity and capital resources
The Company is seeking to raise additional capital for the commercialization of its OnScreen(TM) technology product lines which the Company believes will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

The Company is currently in the final stages of negotiating a private placement of convertible notes of between $1,000,000 to $2,000,000. The Company anticipates the interest rate on these notes will be 12% with an initial maturity date of 90 days, which can be extended for an additional 90 days, at the option of the Company. The Company anticipates the initial conversion price will be approximately $.25, subject to further adjustment and negotiation. The proceeds from the sale of such securities should be sufficient to satisfy the Company's short-term working capital requirements.

Management of the Company believes that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted and there is no assurance that such financing will close. Management expects the OnScreenTM LED technology to be commercialized during 2005 and 2006. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue

During the six months ended June 30 2005, revenue was $53,119 and $81,193 for the same period during 2004. The revenue for the six months ended June 30, 2005 is comprised of $17,443 from living windowTM products and related add-ons and $35,676 from the LED Truck rental. For the six months ended June 30, 2004, the Company recorded $68,500 of revenue from the LED Truck and $12,693 of other revenue.

During the three months ended June 30 2005, revenue was $32,626 and $47,034 for the same period during 2004. The revenue for the three months ended June 30, 2005 is comprised of $17,443 from living windowTM products and related add-ons and $15,183 from the LED Truck rental. For the three months ended June 30, 2004, the Company recorded $39,500 of revenue from the LED Truck and $7,534 of other revenue.

The Company began shipping its living windowTM product during late June 2005. As the living windowTM product penetrates the marketplace, the Company's expects its revenues will increase during 2005 compared to the prior quarters.

Cost of revenue

The cost of revenue for the six months ended June 30, 2005 and 2004 was $63,240 and $488, respectively. For the three months ended June 30, 2005 and 2004, the cost of revenue was $45,868 and $488, respectively. Given the low sales volumes the Company expects it cost of sales to fluctuate between periods as a percentage of its revenues.

During 2005, the Company refined its process of capturing the costs associated with the LED truck, thus the costs are higher for cost of sales related to the LED truck than for the same period in 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses decreased from $5,076,095 for the six months ended June 30, 2004 to $2,484,432 for the same period during 2005. This decrease of $2,591,663 is primarily the result of decreased consulting expenses of approximately $2,156,000 and decreased compensation expenses of approximately $409,000.

SG&A expenses decreased $1,807,069 for the three months ended June 30, 2005 compared to the same period in 2004. This decrease is primarily the result of decreased consulting expenses of approximately $1,220,000 and decreased compensation expenses of approximately $515,000.

During 2004, the Company had issued equity for certain consulting services provided to the Company. During 2005, the Company did not incur these consulting services as it had hired employees to assist with the functions previously provided by the consultants. This resulted in the decrease of $1,220,000 and $2,156,000 in consulting expense during the three and six months ended June 30, 2005, respectively, compared to the same period in 2004. The total non-cash compensation expense was $15,000 for the three and six months ended June 30, 2005.

The decrease in compensation expense in 2005 compared to 2004 was mainly due to the non-cash compensation of approximately $1,433,000 recorded during 2004 for stock issued to the CEO/President which was offset by the expenses associated with an increase in the number of employees to assist with the commercialization of the OnScreenTM product lines. The total non-cash compensation expense for the first three and six months ended June 30, 2005 is approximately $757,000 and $928,000, respectively.

The company anticipates its sales and marketing expenditures to increase during the remainder of 2005 compared to the first six months of 2005 as the Company is in the process of the commercialization and marketing of its OnScreen(TM) product lines. The other general and administrative expenses will also increase during the remainder of 2005 as the Company puts the infrastructure in place to support the shipping of the OnscreenTM products.

Research and Development

The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $172,166 and $276,209 in research and development during the three and six months ended June 30, 2005, respectively compared to the same period in 2004 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2005 compared to 2004.

Other Income

The Other Income remained relatively unchanged during the three and six months ended June 30, 2005 compared to the same period in 2004. The Company does not expect this item to be significant during the balance of 2005.

Settlement Gain (Loss), Net

The Company did not have any significant settlement gain (loss) during the three and six months ended June 30, 2005.

The net settlement gain for the three and six months ended June 30, 2004 was mainly due to the settlement of a disputed convertible promissory note which resulted in the Company recording a settlement gain of $267,458.

Interest Expense

The interest expense of $54,375 and $56,250 for the three and six months ended June 30, 2005, respectively is for the interest on the $1.5 million unsecured note entered into during March 2005. The Company expects to have approximately $56,000 of interest expense during the third quarter related to this note.

The interest expense of $64,070 for the six months ended June 30, 2004, was for $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes and $17,570 of other non-cash interest. The $8,558 of interest expense for the three months ended June 30, 2004 was for non-cash interest.

Preferred Stock Dividends

During the six months ended June 30, 2005 and 2004, the Company recorded Series A Convertible Preferred Stock dividends of $106,206 and $196,022, respectively. During the three months ended June 30, 2005 and 2004, the Company recorded
Series A Convertible Preferred Stock dividends of $47,115 and $72,541, respectively. The Company expects the preferred stock dividends will be lower for 2005 compared to 2004 as some of the preferred stock was converted into common stock during 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and another party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. for the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. Responses to the summons and complaint have been filed and the case is currently in the process of being scheduled for trial.

Item 2. Changes in Securities.

Common Stock Issued

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2005, the Company issued 2,100,000 shares of its common stock to an employee for services performed. These services were valued at $567,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2005, the Company issued 200,000 shares of its common stock for a settlement expense it had accrued for at December 31, 2004. These shares were valued at $54,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2005, certain Series A Preferred Stock holders converted 375,598 shares of Series A Preferred Stock to 1,502,392 shares of the Company's common stock.

Series A Convertible Preferred Stock Issued

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2005, the Company issued 120,000 shares of its Series A Preferred Stock to an employee in accordance with the employment contract. These services were valued at $120,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits

Exhibit
Number                              Description

10.1 Employment Agreement between the Company and Charles Baker, dated June 13, 2005.

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

Signed and submitted this 12th day of August 15th, 2005.

                                OnScreen Technologies, Inc.
                                       (Registrant)


                 by:   /s/           John "JT" Thatch
                      -----------------------------------------------
                                     John "JT" Thatch
                        President/Chief Executive Officer/Director


                 by:  /s/            Mark R. Chandler
                      -----------------------------------------------
                                     Mark R. Chandler
                      Chief Operating Officer/Chief Financial Officer