Form 10QSB
period 2005-09-30
ONSCREEN TECHNOLOGIES INC
filed 2005-11-14
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------
                      For quarter ended September 30, 2005

                         Commission File Number 0-29195


                           ONSCREEN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                         (3990)                   84-1463284
--------------------------------------------------------------------------------
(State or jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)

                          600 NW 14th Avenue, Suite 100
                               Portland, OR 97209
                                  503-417-1700
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)


                         200 9th Avenue North, Suite 210
                          Safety Harbor, Florida 34695
                                 (727) 797-6664

       (Former address and Telephone Number of Principal Executive Offices and Principal Place of Business)

                                Charles R. Baker
                          600 NW 14th Avenue, Suite 100
                               Portland, OR 97209
                                  503-417-1700

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

As of October 19, 2005, there were 71,107,219 shares of the Company's common stock outstanding, 1,500,000 shares of common stock issuable, 1,890,718 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.


                                      INDEX

                                      Part I
                                                                      Page
                                                                      ----
Item 1    Financial Statements                                          3
          Condensed Balance Sheets (unaudited)                          3
          Condensed Statements of Operations (unaudited)                4
          Condensed Statements of Cash Flows (unaudited)                5
          Notes to the Condensed Financial Statements (unaudited)       7
Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations           13
          Overview                                                     13
          Intellectual Property                                        13
          Critical Accounting Policies                                 14
          Liquidity and Capital Resources                              15
          Results of Operations                                        17
Item 3    Controls and Procedures                                      19

                                      Part II

Item 1    Legal Proceedings.                                           19
Item 2    Changes in Securities                                        20
Item 3    Defaults Upon Senior Securities                              20
Item 4    Submission of Matters to a Vote of Security Holders          20
Item 5    Other Information                                            20
Item 6    Exhibits                                                     20
          Signatures                                                   21
          Exhibits                                                     22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                    September 30, 2005    December 31,
                                                                                        (Unaudited)           2004
                                                                                       --------------     -------------
                                                   Assets
 Current Assets
 Cash and cash equivalents                                                              $    870,391      $  1,561,650
  Marketable securities available-for-sale                                                      --             401,233
  Accounts receivable, net of allowance of $1,605 at September 30, 2005 and -0- at
   December 31, 2004                                                                          31,175             1,605
  Inventory                                                                                  615,926              --
  Prepaid expenses and other current assets                                                  177,632            38,354
                                                                                        ------------      ------------
 Total Current Assets                                                                      1,695,124         2,002,842
 Property and Equipment, net of accumulated depreciation of $402,287 at September
    30, 2005 and $317,845 at December 31, 2004                                               303,464           299,951
                                                                                        ------------      ------------
 Other Assets
 Restricted marketable securities available-for-sale                                          27,929            30,000
 Technology rights, net of accumulated amortization of $145,833 at September 30,
   2005 and  $130,833 at December 31, 2004                                                   376,667           391,667
 Patent Costs                                                                                378,069            48,657
 Other assets                                                                                 32,886            14,360
                                                                                        ------------      ------------
 Total Other Assets                                                                          815,551           484,684
                                                                                        ------------      ------------
 Total Assets                                                                           $  2,814,139      $  2,787,477
                                                                                        ============      ============
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
 Accounts payable and other payables                                                    $    827,699      $    213,226
 Note payable, related parties, net of $30,000 discounts                                   1,570,000              --
 Convertible notes payable, net of $523,630 discounts                                        976,370              --
 Accrued expenses                                                                            345,185           323,797
                                                                                        ------------      ------------
 Total Current Liabilities                                                                 3,719,254           537,023

 Accrued expenses payable with common stock                                                  744,802           245,669
                                                                                        ------------      ------------
 Total Liabilities                                                                         4,464,056           782,692
                                                                                        ------------      ------------

Commitments (Note 9)                                                                            --                --

 Stockholders' Equity (Deficit)
 Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
      Series A, Preferred stock, 5,000,000 shares authorized,
      3,110,580 shares
          issued at September 30, 2005; 1,910,718 and 2,772,205 shares outstanding at September 30, 2005 and December 31, 2004, respectively; liquidation preference
          of $1,910,718 at September 30, 2005                                                  1,911             2,772
          Convertible Series B preferred stock, 30,000 shares authorized, no shares issued and outstanding,  28,568 shares converted to common stock;
          liquidation preference of $240 per share                                                --                --
 Common stock, par value $0.001; 150,000,000 shares authorized,
      70,627,219 and 63,680,020 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively                                  70,627            63,680
 Common stock issuable, at par value,  (1,700,000 shares at September 30, 2005)                1,700              --
 Additional paid-in capital                                                               24,463,627        22,150,289
 Accumulated deficit                                                                     (25,514,839)      (19,773,674)
                                                                                        ------------      ------------
                                                                                            (976,974)        2,443,067
 Less Accumulated other comprehensive loss                                                    (3,205)             --
 Less Deferred compensation expense                                                         (669,738)         (438,282)
                                                                                        ------------      ------------
 Total Stockholders' Equity (Deficit)                                                     (1,649,917)        2,004,785
                                                                                        ------------      ------------
 Total Liabilities and Stockholders' Equity (Deficit)                                   $  2,814,139      $  2,787,477
                                                                                        ============      ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the three months             For the nine months ended
                                                                   ended September 30,                   September 30,
                                                                 2005               2004             2005              2004
                                                             ------------      -------------    -------------      ------------
Revenues                                                     $     37,534      $     56,643      $     90,653      $    137,836


Cost of Revenues                                                   57,945              --             121,185               488
                                                             ------------      ------------      ------------      ------------

Gross Profit                                                      (20,411)           56,643           (30,532)          137,348
Operating Expenses
Selling, general and administrative                             1,361,644           853,286         3,846,076         5,929,381
Research and development                                          441,138           345,511         1,076,588           704,752

Bad debt expense                                                     --                 315             1,605            11,953
                                                             ------------      ------------      ------------      ------------
Total Operating Expenses                                        1,802,782         1,199,112         4,924,269         6,646,086
                                                             ------------      ------------      ------------      ------------
Loss from Operations                                           (1,823,193)       (1,142,469)       (4,954,801)       (6,508,738)
                                                             ------------      ------------      ------------      ------------
Other Income (Expense)
Other income                                                        3,973             6,527            11,338            25,337
Settlement gain (loss), net                                         4,167           (64,050)            3,867           251,251
Interest expense-intrinsic value of convertible debt and
    amortization of debt discount                                (487,312)             --            (514,518)             --
Interest expense                                                 (103,657)             --            (132,701)          (64,070)
                                                             ------------      ------------      ------------      ------------
Total Other Income (Expense), Net                                (582,829)          (57,523)         (632,014)          212,518
                                                             ------------      ------------      ------------      ------------
Net Loss                                                       (2,406,022)       (1,199,992)       (5,586,815)       (6,296,220)
Preferred Stock Dividends                                         (48,144)         (195,725)         (154,350)         (391,747)
                                                             ------------      ------------      ------------      ------------
   Net Loss Available to Common Stockholders                 $ (2,454,166)     $ (1,395,717)     $ (5,741,165)     $ (6,687,967)
                                                             ============      ============      ============      ============
Basic and Diluted Loss Per Common Share                      $      (0.03)     $      (0.04)     $      (0.08)     $      (0.21)
                                                             ============      ============      ============      ============
Basic and Diluted Loss Per Common Share Available to
    Common Stockholders                                      $      (0.03)     $      (0.04)     $      (0.08)     $      (0.22)
                                                             ============      ============      ============      ============
Weighted average common shares outstanding                     72,263,768        33,891,245        69,193,069        29,876,458
                                                             ============      ============      ============      ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                            ----------------------------
                                                                                               2005             2004
                                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                    $(5,586,815)     $(6,296,220)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                            41,650        1,910,335
       Stock based settlement gain, net                                                            --           (315,301)
        Non-cash interest expense for stock issued to noteholders that were in default             --             46,500
       Non-cash interest expense, including intrinsic value of convertible debt and
           amortization of debt discount                                                        514,518           17,571
       Bad debt expense                                                                           1,605           11,638
       Amortization of technology rights                                                         15,000          125,833
       Amortization of deferred consulting and compensation                                     300,177        1,985,359
       Compensation expense payable in common stock                                           1,074,801          161,874
       Depreciation                                                                              86,112          128,185
       Other                                                                                      6,198             --
(Increase) decrease in assets:
       Accounts receivable and other receivables                                                (31,175)          (7,054)
       Due from affiliate                                                                          --             (3,612)
       Inventory                                                                               (615,926)            --
       Prepaid expenses and other current assets                                               (141,434)         (56,447)
       Deposits and other assets                                                                 (3,934)         (19,773)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                                    616,077         (480,443)
       Deferred revenues                                                                          8,840          (58,238)
                                                                                            -----------      -----------
               NET CASH USED IN OPERATING ACTIVITIES                                         (3,714,306)      (2,849,793)
                                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                             --           (522,500)
       Investment in patents                                                                   (329,412)         (35,212)
       Proceeds from sales of marketable securities                                             396,351         (750,386)
       Purchase of property and equipment                                                       (90,941)        (107,245)
                                                                                            -----------      -----------
               NET CASH USED IN INVESTING ACTIVITIES                                            (24,002)      (1,415,343)
                                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                     (121,250)        (199,956)
       Purchase of treasury stock                                                                  (225)            --
       Proceeds from notes and loans payable                                                  3,175,000             --
       Payments on notes and loans payable                                                      (75,000)        (302,511)
       Proceeds from sales of common stock and exercise of warrants and options, net of
         offering costs                                                                          84,250        5,369,508
       Deferred stock issuance costs                                                            (15,726)            --
       Proceeds from issuance of preferred stock - Series A                                        --             75,000
                                                                                            -----------      -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,047,049        4,942,041
                                                                                            -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      (691,259)         676,905
Cash and Cash Equivalents at Beginning of Year                                                1,561,650        1,323,923
                                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                                 $   870,391      $ 2,000,828
                                                                                            ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                       For the nine months
                                                                             ended
                                                                          September 30,
                                                                      ---------------------
                                                                        2005        2004
                                                                      --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Income taxes paid                                                     $   --       $   --
                                                                      ========     ========

Interest paid                                                         $107,785     $ 17,570
                                                                      ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:


Accrued Compensation settled with Series A preferred stock            $   --       $ 24,000
                                                                      ========     ========
Debt and accrued liability settled/paid with common stock             $595,664     $391,961
                                                                      ========     ========
Common stock issued for deferred compensation                         $710,333     $   --
                                                                      ========     ========

Common stock issued for debt financing                                $ 74,074     $   --
                                                                      ========     ========

Termination of warrant and common stock returned                      $178,700     $   --
                                                                      ========     ========
Subscription receivable paid with reduction of notes payable          $   --       $ 18,575
                                                                      ========     ========
Conversion of Series A convertible preferred stock to common
    stock                                                             $  1,101     $    340
                                                                      ========     ========
Series A preferred stock dividend resulting from intrinsic value
    of convertible preferred stock                                    $   --       $172,000
                                                                      ========     ========
Series B preferred stock dividend resulting from intrinsic value
    of convertible preferred stock                                    $   --       $     28
                                                                      ========     ========

Discount on debt for intrinsic value of convertible notes payable     $994,074     $   --
                                                                      ========     ========
Other comprehensive loss from unrealized loss                         $  3,205     $   --
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

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $5,586,815 and cash used in operations of $3,714,306 for the nine months ended September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 4   LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE 5   INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three- and nine-month periods ended September 30, 2005 and 2004 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three- and nine-month periods ended September 30, 2005 and 2004 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004:

                                    Three months ended September 30,  Nine months ended September30,
                                    --------------------------------  -----------------------------
                                        2005             2004            2005             2004
                                        ----             ----            ----             ----
Net Loss Available to Common
   Stockholders:
Net loss available to common
   stockholders, as reported        $(2,454,166)     $(1,395,717)     $(5,741,165)     $(6,687,967)
Plus: Intrinsic value of
   compensation costs included
   in net loss                            5,817            8,367           62,051          100,701

Deduct:  Fair value of
   stock-based employee
   compensation costs                   (12,598)         (21,460)        (149,597)        (142,500)
                                    -----------      -----------      -----------      -----------
Pro forma net loss                  $(2,460,947)     $(1,408,810)     $(5,828,711)     $(6,729,766)
                                    ===========      ===========      ===========      ===========

Loss per common share available
to common stockholders:
Basic and Diluted - as reported     $     (0.03)     $     (0.04)     $     (0.08)     $     (0.22)
                                    ===========      ===========      ===========      ===========
Basic and Diluted - pro forma       $     (0.03)     $     (0.04)     $     (0.08)     $     (0.23)
                                    ===========      ===========      ===========      ===========

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 7   NOTES PAYABLE AND NOTES PAYABLE WITH RELATED PARTIES

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party. The interest rate is 15% per annum. Interest only payments are due monthly until maturity of the note when the principal is due, October 1, 2005. One of the Company's Board of Directors and another officer of the Company both have a controlling interest in the company that is the note holder. The Company defaulted on the note, but the note was extended to November 1, 2005 (see Note 12).

During the third quarter of 2005, the Company executed unsecured three-month convertible promissory notes totaling $1.6 million. One of the note holders is the CFO who has a $100,000 note with the same terms as the other note holders. The Company has the option to extend these notes for an additional three-month period. The Company intends to extend these notes. The interest rate is 12% per annum. Interest only payments are due monthly until the maturity of these notes at which time the principal is due. If the notes are paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three-month periods. The note holders have the right to convert their notes to common stock at the exercise price of $0.25 per share. The beneficial conversion intrinsic value related to the convertible feature of the debt was valued at $994,074 and will be amortized over the three-month term of the notes. At September 30, 2005, $516,593 remained on the Company's Balance Sheet as a discount to debt related to this convertible feature. There were two note holders who were eligible to receive 100,000 shares of common stock each (200,000 shares in total) based upon a $500,000 investment each. These shares were valued at $74,074 based upon the allocation of the $1,000,000 proceeds received to debt and equity based upon their fair market values. As of September 30, 2005, $37,037 of the $74,074 discount had been amortized. The notes payable at September 30, 2005 was as follows:

         Notes Payable                               $1,500,000
         Discount - Shares issued                       (37,037)
         Discount - Beneficial conversion value        (486,593)
                                                     ------------
         Notes payable, net of discount              $  976,370
                                                     ============

The notes payable, related parties at September 30, 2005 was as follows:

         Notes Payable                               $1,600,000
         Discount-Beneficial conversion value           (30,000)
                                                     -----------
         Notes payable, net of discount              $1,570,000
                                                     ===========

NOTE 8  TECHNOLOGY RIGHT AND LICENSE AGREEMENT

On February 16, 2005 the inventor of the OnScreenTM technology, who licensed to the Company the rights of the direct view LED video display technology conveyed to a third party company, all of the inventor's right, title and interest of the OnScreenTM technology. This third party company conveyed to the Company all right, title and interest of the OnScreenTM technology for $200,000. One of the Company's Board of Directors and another officer of the Company both have a controlling interest in the third-party company that conveyed these rights. The Company now owns all patent rights to the OnScreenTM technology unencumbered subject to the rights of a separate party relating to the percentages of revenue from commercialization of the direct view LED video display technology.

NOTE 9  COMMITMENTS

On March 28, 2005, an addendum was made to the current business development director and previous CEO/President's employment agreement. The term of the agreement was extended three years expiring on December 31, 2008. The current business development director and previous CEO/President received an additional
2.1 million shares of the Company's common stock and the vehicle allowance was increased. Also in this addendum, the current business development director and previous CEO/President relinquished certain rights he had to revenue which he had previously been entitled to per his contract. The 2.1 million shares were valued at $0.27 per share totaling $567,000 based on contemporaneous cash sales and will be recorded as compensation expense over the remaining term of his employment agreement.

On June 13, 2005, the Company entered into a three-year employment agreement with a newly hired Chairman of the Board of Directors who was appointed CEO during the third quarter of 2005. The annual salary is $225,000 and he will also be entitled to a stock bonus award totaling five million shares of the Company's common stock based upon continued employment at specified dates over a two-year period. The stock bonus awards are accelerated if the Company's stock price achieves certain price per share levels. The compensation expense related to the bonus shares will be expensed over the vesting period of each award. The total value of the awards as measured on the grant date was $1,350,000 based on a $0.27 per share contemporaneous cash sales price of which $759,375 was recorded as compensation expense as of September 30, 2005 and $354,375 was recorded as accrued compensation payable with common stock at September 30, 2005. At June 30, 2005, the Chairman was entitled to 1.5 million shares upon execution of his agreement which is recorded as common stock issuable at September 30, 2005.

During May 2005, the Director of Administrative Services' employment agreement automatically renewed for a three-year period. The annual salary is $75,000 with an annual stock bonus of the Company's registered common stock equal in value to $25,000.

On September 14, 2005, the Company entered into an agreement for a contractor to provide some research and development work on its products. The Company will retain all the rights and technology related to this work. For this work, the Company will pay this contractor $100,000 of which $50,000 had been paid at September 30, 2005. The $50,000 paid was expensed to research and development during 2005 as the work had been performed.

NOTE 10   PREFERRED STOCK

During the nine months ended September 30, 2005, the Company converted 1,101,487 shares of the Company's Series A convertible preferred stock into 4,405,948 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During 2005, the Company issued 240,000 shares of its Series A convertible preferred stock to its COO/CFO in accordance with his employment agreement. The 240,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $240,000 is being expensed over the three-year employment agreement with $100,000 deferred and $140,000 expensed as of September 30, 2005.

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

In accordance with the employment agreement, during the nine months ended September 30, 2005, the Company repurchased 150,000 shares of common stock for $225 from one of its employees who left the Company. These shares were recorded as treasury stock shares. During the third quarter of 2005, the Company cancelled these 150,000 shares of its common stock. These shares were not vested at the time the employee left the Company; therefore, additional paid-in-Capital and deferred compensation was reduced by $151,500 during 2005.

During 2005, the Company repriced options to a former employee to purchase 1,050,000 shares of its common stock that previously had exercise prices ranging from $0.25 to $0.35 per share to an exercise price of $0.20 per share. The Company recorded $38,500 of compensation expense and additional paid-in-capital related to this transaction.

During 2005, the Company issued 200,000 shares of its common stock that it had accrued for at December 31, 2004.

During 2005, warrants and options were exercised to purchase 355,000 of the Company's common stock. The Company received $99,250 of proceeds from these exercises of warrants and options. Also, during 2005, the Company reduced the deferred compensation account by $27,200 for the cancellation of an option that was not fully vested when the employee left the Company.

During the third quarter of 2005, the Company issued 7,500 shares of its common stock for the purchase of the website, www.onscreentechnologies.com. These shares were valued at $3,000 using the quoted market price on the date of grant.

During the third quarter of 2005, the Company granted a stock option to an employee to purchase 5,000 shares of its common stock after a one-year vesting period. The exercise price was $0.25 and the quoted market value of the Company's common stock was $0.28 on the date of grant. The Company recorded an intrinsic value of $150 related to this stock option.

On August 25, 2005, the Board of Directors approved the 2005 Equity Incentive Plan for 2,000,000 shares of the Company's common stock. The shareholders will vote to approve this plan during the 2005 annual shareholder meeting on December 13, 2005.

During the third quarter of 2005, there were $15,726 of deferred stock issuance costs incurred which is included in other assets on the balance sheet.

NOTE 12   SUBSEQUENT EVENT

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. One of the Company's Board of Directors and another officer of the Company both have a controlling interest in the company that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company's fully diluted equity securities after giving effect to the Company's fund raising efforts. The warrants will have the same pricing and terms issued in connection with our private equity fund raising.

During October and November 2005, the Company entered into unsecured three-month convertible promissory notes totaling $1.7 million. The Company has the option to extend these notes for an additional three-month period. The interest rate is 12% per annum. Interest only payments are due monthly until the maturity of these notes at which time the principal is due. If the notes are paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three-month periods. The note holders have the right to convert their notes to common stock at the exercise price of $0.25 per share. The beneficial conversion intrinsic value related to the convertible feature of the debt was valued at $691,059 and will be amortized over the three-month term of the notes. Certain note holders who had notes of $500,000 or greater will receive a total of 300,000 shares of common stock. These shares were valued at $85,425 based upon the allocation of the $1,500,000 proceeds received to debt and equity based upon their fair market values. The Company will pay $64,000 of costs related to these notes which will be recorded as deferred finance fees and amortized over the term of the notes.

The maturity date of the $1.5 million note payable which was due on October 1, 2005 was extended to November 1, 2005 and the Company paid a $2,500 fee to extend this note held by a related party. In late October, this $1.5 million note was paid off by a convertible bridge loan with the same terms as the Company's other convertible notes payable. The beneficial conversion intrinsic value related to the convertible feature of the debt was valued at $17,303 and will be amortized over the three-month term of the notes. The Company will issue 300,000 shares of common stock in conjunction with this convertible bridge loan. These shares were valued at $55,776 based upon the allocation of the $1,500,000 proceeds received to debt and equity based upon their fair market values.

On November 11, 2005, the Company relocated its corporate offices to Portland, Oregon. A field office will remain in Florida. The Company estimates the costs associated with this move and restructuring is approximately $61,000.

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

The Company began shipping its living windowTM product during June 2005. The Company expects its other products will begin shipping during 2006. The Company completed its commercial prototype for RediAlertTM during August 2005. The Company does not expect to record any significant growth in revenues until its living windowTM product is fully deployed nationwide. The Company expects to continue to receive some revenue from its mobile LED truck.

During the nine months ended September 30, 2005, the Company continued to incur significant losses from operations. The Company incurred a net loss of $5,586,815 for the nine months ended September 30, 2005. This net loss of $5,586,815 includes non-cash charges of approximately $1,417,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided and $514,518 of non-cash amortization of the intrinsic value of convertible debt and the debt discount.

A priority of management during 2005 is to continue to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products. During the nine months ended September 30, 2005 the Company received proceeds of $3.175 million for unsecured notes and $84,250 from the exercise of warrants and options. These funds will assist the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

Liquidity and Capital Resources

General
The Company's cash and cash equivalents balance at September 30, 2005 is $870,391. The Company has a negative working capital balance at September 30, 2005 of $2,024,130. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company's operating requirements generated a negative cash flow from operations of $3,714,306 for the nine months ended September 30, 2005.

During the first nine months of 2005 and 2004, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first nine months of 2005, the Company recorded a total of approximately $1,398,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

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

Capital Expenditures and Investments
During the first nine months of 2005, the Company invested approximately $91,000 in fixed assets which includes approximately $24,000 for mainly computer equipment and software used for sales, marketing, research and development and administration and approximately $67,000 for OnScreenTM products to be used for sales demonstrations at customer sites.

During the remainder of 2005, the Company anticipates that its capital expenditures should not significantly change. The Company outsources the manufacture of its products.

The Company invested $329,412 in patent costs during the first nine months of 2005. The Company expects its investment in patent costs will continue throughout 2005 as it invests in patents to protect the rights to use its OnScreenTM product developments.

The Company received $396,351 of proceeds from the sales of marketable securities during the first nine months of 2005.

Financing activities
During the first nine months of 2005, the Company received $84,250 of proceeds from the exercise of warrants and options and $1.5 million of proceeds from unsecured notes with a six- month term and $1.6 million of proceeds from convertible three-month unsecured notes. The convertible notes have an exercise price of $0.25 per share and a three-month term with a three-month extension. The Company plans on raising the capital needed to payoff the notes payable and to fund the further development and marketing of the Company's products. During the first nine months of 2005, the Company paid $121,250 of cash dividends on its Series A convertible preferred stock. During the second quarter of 2005, the Company paid $225 to buy 150,000 shares of its common stock in accordance with an agreement the Company had with an employee as part of the employee's separation from the Company. In conjunction with the fund raising efforts of the Company, the Company incurred $15,726 of deferred stock issuance costs.

During October and November 2005, the Company received $1.7 million of proceeds from convertible three-month unsecured notes. The convertible notes have an exercise price of $0.25 per share and a three-month term with a three-month extension. The Company paid fees of $64,000. The Company also replaced its $1.5 million unsecured loan which was due with a $1.5 million convertible three-month unsecured note with the same terms as the other convertible debt.

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

The Company received $1,600,000 of proceeds from a private placement of convertible notes during the third quarter of 2005 and this private placement of convertible notes is continuing during the fourth quarter of 2005 with $1,700,000 of proceeds received during October and November 2005. The $1.5 million unsecured loan that was due on November 1, 2005 was replaced with a $1,500,000 convertible note. These convertible notes have three-month terms with a three-month extension at the option of the Company. The proceeds from the sale of such securities should be sufficient to satisfy the Company's short-term working capital requirements.

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

Results of Operations

Revenue
During the nine months ended September 30 2005, revenue was $90,653 and $137,836 for the same period during 2004. The revenue for the nine months ended September 30, 2005 is comprised of $53,477 from living windowTM products and related add-ons and $37,176 from the LED Truck rental. For the nine months ended September 30, 2004, the Company recorded $74,900 of revenue from the LED Truck and $62,936 of other revenue.

During the three months ended September 30 2005, revenue was $37,534 and $56,643 for the same period during 2004. The revenue for the three months ended September 30, 2005 is comprised of $36,034 from living windowTM products and related add-ons and $1,500 from the LED Truck rental. For the three months ended September 30, 2004, the Company recorded $6,440 of revenue from the LED Truck and $50,203 from distributor's fees.

The Company began shipping its living windowTM product during late June 2005. As the living windowTM product penetrates the marketplace, the Company's expects its revenues will increase during 2005 compared to the prior quarters.

Cost of revenue
The cost of revenue for the nine months ended September 30, 2005 and 2004 was $121,185 and $488, respectively. For the three months ended September 30, 2005 and 2004, the cost of revenue was $57,945 and $0, respectively. While the Company's sales are low, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

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

SG&A expenses decreased from $5,929,381 for the nine months ended September 30, 2004 to $3,846,076 for the same period during 2005. This decrease of $2,083,305 is primarily the result of decreased consulting expenses of approximately $2,328,000 which is offset by increased compensation expenses of approximately $137,000.

SG&A expenses increased $371,836 for the three months ended September 30, 2005 compared to the same period in 2004. This increase is primarily the result of increased compensation costs of approximately $616,000 which is offset by decreased consulting expenses of approximately $157,000.

During 2004, the Company had issued equity for certain consulting services provided to the Company. During 2005, the Company did not incur these consulting services as it had hired employees to assist with the functions previously provided by the consultants. This resulted in the decrease of $157,000 and $2,328,000 in consulting expense during the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004.

For the nine months ended September 30, 2005 compared to 2004, the increase in compensation was due mainly to the expenses associated with an increase in the number of employees during 2005 to assist with the commercialization of the OnScreenTM product lines. The Company recorded a non-cash compensation of $1,398,000 and $1,433,000 for the nine months ended September 30, 2005 and 2004. For the three months ended September 30, 2005 compared to 2004, the increase in compensation expense was mainly due to the non-cash compensation of $470,000 recorded for the three months ended September 30, 2005, and the expenses associated with an increase in the number of employees during 2005 to assist with the commercialization of the OnScreenTM product lines.

The company anticipates its sales and marketing expenditures to increase during the remainder of 2005 compared to the first nine months of 2005 as the Company is in the process of the commercialization and marketing of its OnScreen(TM) product lines. The other general and administrative expenses will also increase during the remainder of 2005 as the Company puts the infrastructure in place to support the shipping of the OnscreenTM products.

Research and Development
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $95,627 and $371,836 in research and development during the three and nine months ended September 30, 2005, respectively compared to the same period in 2004 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates increasing its expenditures in research and development during the remainder of 2005 compared to 2004.

Other Income

The Other Income remained relatively unchanged during the three and nine months ended September 30, 2005 compared to the same period in 2004. The Company does not expect this item to be significant during the balance of 2005.

Settlement Gain (Loss), Net
The Company did not have any significant settlement gain (loss) during the three and nine months ended September 30, 2005.

The net settlement gain for the three months ended September 30, 2005 was due mainly to the Company making a payment of $68,121 to settle a consulting agreement and nine months ended September 30, 2004 was mainly due to the settlement of a disputed convertible promissory note which resulted in the Company recording a settlement gain of $267,458.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded an expense of $487,312 and $514,518 for the three and nine months ended September 30, 2005, respectively for the intrinsic value of convertible debt and the amortization of debt discount. The total intrinsic value of convertible debt recorded was $994,074 and a debt discount of $74,074. These amounts will be amortized to expense over the three-month term of the notes.

Interest Expense
The interest expense of $103,657 and $132,701 for the three and nine months ended September 30, 2005, respectively is for the interest on the $1.5 million unsecured note entered into during March 2005 and the $1.6 million of unsecured convertible notes entered into during the third quarter of 2005. The Company will continue to incur interest on these notes until they are paid off.

The interest expense of $64,070 for the nine months ended September 30, 2004, was for $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes and $17,570 of other non-cash interest. The $8,558 of interest expense for the three months ended September 30, 2004 was for non-cash interest.

Preferred Stock Dividends
During the nine months ended September 30, 2005 and 2004, the Company recorded Series A Convertible Preferred Stock dividends of $154,350 and $391,747, respectively. During the three months ended September 30, 2005 and 2004, the Company recorded Series A Convertible Preferred Stock dividends of $48,144 and $195,725, respectively. The Company expects the preferred stock dividends will be lower for 2005 compared to 2004 as some of the preferred stock was converted into common stock during 2005.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and another party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. for the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. The case against Capitol City Trailers, Inc. has been settled favorably for the Company and the jury trial against Mobile Magic Superscreen, Ltd. was continued to a trial date not yet set.

Item 2.  Changes in Securities.

Common Stock Issued

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2005, the Company issued 7,500 shares of its common stock to acquire a website name. These shares were valued at $3,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2005, the Company issued 20,000 shares of its common stock for the exercise of a warrant. The warrant was exercised for proceeds of $15,000.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2005, certain Series A Preferred Stock holders converted 25,000 shares of Series A Preferred Stock to 100,000 shares of the Company's common stock.

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

Signed and submitted this 9th day of November 2005.


                       OnScreen Technologies, Inc.
                                (Registrant)

                       by: /s/ Charles R. Baker
                           -------------------------------------------
                               Charles R. Baker
                               Chief Executive Officer/Director

                       by: /s/ Mark R. Chandler
                           -------------------------------------------
                               Mark R. Chandler
                               Chief Operating Officer/Chief Financial Officer