Form 10KSB
period 2005-12-31
ONSCREEN TECHNOLOGIES INC
filed 2006-02-24
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2005.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                ------------------------------------------------
                         Commission File Number 0-29195


                           OnScreen Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)

      Colorado                       (7310)                      84-1463284
--------------------------------------------------------------------------------
(State or jurisdiction     (Primary Standard Industrial      (I.R.S. Employer
of  incorporation           Classification Code Number)      Identification No.)
or organization)

                          600 NW 14th Avenue, Suite 100
                             Portland, Oregon 97209
                                 (503) 417-1700
                                 --------------
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

                         Charles R. Baker, CEO/President
                           OnScreen Technologies, Inc.
                          600 NW 14th Avenue, Suite 100
                     Portland, Oregon 97209, (503) 417-1700
            (Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The issuer's revenues for its most recent fiscal year ended December 31, 2005 were $133,650.

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2005 was $11,908,732 (calculated by excluding shares owned beneficially by affiliates, directors and officers).

As of January 30, 2006, the registrant had 70,427, 219 shares of common stock outstanding and 2,010,718 shares of Series A Convertible Preferred Stock outstanding and 500 shares of Series B Convertible Preferred outstanding.

INDEX
                                     Part I
Item 1.  Description of Business                                               4
              Industry Overview                                                4
              OnScreen(TM) LED Technology                                      5
              OnScreen(TM) Sign Products                                       6
              Tensile Roll-Up                                                  7
              LED Sign Market Potential                                        8
              Market Analysis                                                  8
              OnScreen Technologies, Inc. Business Strategy                    8
              Patent Rights to OnScreen(TM)                                    9
              Intellectual Property                                           11
              OnScreen(TM) WayCool Thermal Management Technology              12
              WayCool Market Analysis                                         12
              Intellectual Property Rights to WayCool                         12
              Employees                                                       12
              Risks Related to Our Busines                                    12
              Risks Related to Our Common Stoc                                16
Item 2.  Description of Property                                              18
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                  18

                                     Part II
Item 5.  Market for Common Equity and Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities            19
Item 6.  Management's Discussion and Analysis                                 21
              Critical Accounting Policies                                    22
              Liquidity and Capital Resources                                 23
              Results of Operations                                           25
Item 7.  Financial Statements                                                 28
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  28
Item 8A. Controls and Procedures                                              28
Item 8B  Other Matters                                                        29

                                    Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons
              Compliance with Section 16(a) of the Exchange Act               29
              Business Experience of Executive Officers and Directors         29
              Audit Committee                                                 31
Item 10. Executive Compensation                                               32
              Employment Agreements                                           33
Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 35
Item 12. Certain Relationships and Related Transactions                       38
Item 13. Exhibits                                                             39
Item 14. Principal Accountants Fees and Services                              43
              Signatures                                                      44
              Certifications                                                  45

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OnScreen Technologies, Inc. (sometimes hereafter referred to as "OnScreen(TM)" or "the Company") is a Colorado corporation organized on April 21, 1998. The Company's principal place of business is located at 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209. The Company is primarily focused on the design, development, marketing and sale of its sign display platform products under the names RediAlert(TM), RediAd(TM), Living Window(TM) and RediDMS(TM).

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

Our LED products are specially designed to provide display solutions into vertical markets including commercial and government. The commercial market targets include, but are not limited to, retail industry and point of purchase. The government market targets are all levels of Departments of Transportation, Homeland Security, Law Enforcement, Emergency Responders and FEMA.

The OnScreen(TM) LED architecture provides a platform for the production of LED display products in the current market that are lighter than competitive products and provide a corresponding reduction in wind loading. These architectural benefits yield products that could be easy to install, are portable and require less support infrastructure, which opens new markets for LED message display products.

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

Energy consumption has become a limiting factor in the advancement of outdoor LED displays. Because significant energy is required to illuminate an LED motion display in direct sunlight, significant heat is generated when powering LED's to brightness adequate to be seen in direct sunlight. Current LED packages and heat transfer mechanisms generally do not easily accommodate close pixel spacing on this generation of products - a limiting visual factor when viewed from any distance less than a couple hundred feet. It also means that, previously, a commercial product with real market potential, i. e., outdoor television and medium scale display advertising, up to now, has been technically difficult and expensive to produce. The required pixel spacing for high resolution displays, while limiting the corresponding heat transfer as with current display architectures, has been difficult and expensive to achieve.

To date, the leading cause preventing a larger proliferation of large-scale LED products has been cost. The Company believes that a more cost effective display technology can result in a significantly deeper market penetration for these displays.

ONSCREEN(TM) LED TECHNOLOGY
OnScreen Technologies, Inc. has created a range of products with significant architectural benefits and brighter visibility than the current generation of sign displays. Our sign displays are visible in direct sunlight, avoiding many of the disadvantages associated with current displays, including sun-loading, wind-loading and excessive weight. The OnScreen(TM) LED technology is focused on delivering simple light weight, see-through arrays that eliminate the need for complex modules. In our products, LEDs are equally spaced in a configuration that creates a system such that light and air can easily pass through the system that encourages rapid heat transfer, is lightweight and encourages convective airflow cooling.

Materials and Manufacturing Cost
--------------------------------
OnScreen Technologies, Inc. has developed an open system that permits nearly unobstructed flow of air through the LED screen that significantly reduces wind loading. This advantage reduces weight of the sign system as well as the cost of the structure that supports the sign system. These advantages are present to some extent in all OnScreen(TM) LED sign product lines.

Structure Benefits
------------------
Wind loading is reduced because of the "grid design" that permits air to pass through the LED grid and, at the same time, the ambient fluid air dissipates the heat from the LEDs. Because of this lighter weight and the reduced wind loading of the OnScreen(TM) LED architecture, the foundation and support structure can be reduced in size and cost. In a typical large scale sign deployment, the cost allocation is 30% sign and 70% installation and infrastructure.

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

Brightness
----------
Greatly increased brightness can be achieved through the use of innovative optics that address spatial tuning, horizontal axis optics, angular aperture control and optical efficiency. While brightness resulting from the OnScreen(TM) LED architecture can be optimized through the use of our innovative pixel packages, standard off the shelf pixels are used as well, depending on the application.

ONSCREEN(TM) SIGN PRODUCTS
Living Window(TM)
-----------------
The Company has developed a product line that features a new generation of bright LED products specifically designed for the retail industry and point of purchase advertising markets. This product line features electrical conductors imbedded in a rigid grid material that also serves as the structural member on to which the LEDs are mounted at the intersection of the horizontal and vertical elements of the grid, facing one direction. The material is approximately 70% vacant space through which ambient air can freely flow to permit heat transfer.

This product line can provide highly effective advertising to several different vertical retail markets with very different buying habits, such as auto dealerships, grocery stores, movie theaters, malls, and restaurants. This product is presently marketed under the name, Living Window(TM). The Living Window(TM) enables retailers to communicate a bright three-to-six-line text message directly to its customers through a 15 to 30 square feet, lightweight, see-through sign that is lighter than most comparable products and which can be easily installed to any window or suspended in any indoor environment. Living Window(TM) enables any business owner to send a message to one or multiple remote locations in a matter of seconds via a remote computer. One of the most appealing factors of Living Window(TM) is its revolutionary product design that does not interfere with the integrity of the building architecture. The transparent design allows ambient light to enter, customers to see in and employees to see out, all while a variety of text and graphics modes are being displayed and controlled by advertisers or retailers over the Internet through a wireless network.

RediAd(TM)
----------
The final design is being completed for the second of the commercial outdoor product line, RediAd(TM). The basic structure of this product is similar to the RediAlert(TM) in that it features the louver sign configuration. The RediAd(TM) is a compact portable signage system with the capability of displaying three lines of variable text for detailed advertising messaging. The RediAd(TM) sign can be placed wherever it is convenient to quickly deploy a temporary outdoor LED advertisement message. This highly mobile folding 3' x 5' illuminated screen is independently powered and can interface with an optional remote control. The RediAd(TM) products have been designed to collapse and fit into the trunk of automobiles and are capable of being deployed by a single person.

RediAlert(TM)
-------------
The Company is committed to complete production in its government emergency response product line during 2006. The first of this product line is the RediAlert(TM). The RediAlert(TM) design is based on an arrangement of LEDs placed periodically along the edge of narrow horizontal louver like slats similar to Venetian blinds that provide structural integrity without sacrificing any of its other advantages. The Company developed the initial RediAlert(TM) product using a thin, light-weight rigid support material as the principal structure that holds the LEDs, supplies the necessary circuitry, but yet permits the characteristic OnScreen(TM) LED "see through" display and lightweight design. The systematic elimination of support material results in a unique screen effect that is capable of permitting free flow of air passage between the slats and yet creating the appearance of an opaque background for easy reading of the sign in bright sunlight conditions.

The RediAlert(TM) is capable of displaying three lines of variable text for detailed messaging at emergency response incidents where it is important to quickly convey a message to motorists and pedestrians. Independently powered by 12VDC battery power and with optional remote control, this easily deployable, folding 3' x 5' illuminated screen will provide law enforcement and emergency management personnel with the latest in technology and equipment to assist in communicating with the public. The RediAlert(TM) products have been designed to collapse and fit into the trunk of emergency vehicles. These products are capable of being deployed by a single person within minutes and represent a significant market for our company. Our target markets include the rapidly expanding Homeland Security effort, federal and state homeland defense, law enforcement, military, emergency response and traffic control.

RediDMS(TM)
-----------
This product line is in development stage. The RediDMS(TM), Dynamic Message Signs (DMS) is a stationary sign capable of displaying variable text that can be remotely controlled by means of a wireless modem. The components of this product are similar to the RediAlert(TM) in that the louver configuration is the fundamental element. The Company intends to outsource the manufacture of the RediDMS(TM) and initially market the RediDMS(TM) through standard Department of Transportation (DOT) programs. Contractual relationships with established Department of Transportation contractors are presently being pursued by the Company.
It is intended that the DOT usage of the RediDMS will include messages relating to Amber Alert, Emergency Ahead, Homeland Security Warnings and other emergency warnings. The primary benefits of our RediDMS(TM) are associated with the reduced infrastructure because of the light weight of our product.

TENSILE ROLL-UP
The innovative Tensile technology is currently in the design and prototyping stage. Tensile is a revolutionary LED sign design that features flexibility of the LED screen in addition to lightweight, see-through features as used in the other OnScreen(TM) sign products. The unique open design permits easy flow of ambient air through the X-Y grid to better control heat dissipation. Full color and video motion are standard features. This product is designed for indoor and outdoor video displays, signage, indoor and outdoor lighting including complex forms and decorative elements such as light-walls, light sculpture, and chandeliers. Among the many advantages of Tensile is the ability to retrofit existing signage infrastructure with little modification due to the lightweight and advanced thermal management characteristics of Tensile. Furthermore, these innovative characteristics also allow Tensile to be used in new applications and locations where, heretofore, LED technology could not be used due to weight, thermal management and structural constraints.

LED SIGN MARKET POTENTIAL
The Company believes that there are no new architectural developments in the area of LED sign technology that addresses the key limitations of current LED display systems. The Company is focusing its efforts towards further defining the market environment, size, growth, trends, competitive analysis, product roadmap, partnering strategy and commercial sales program. Specific applications of the OnScreen(TM) LED technology include: billboards, store windows, large screen indoor and outdoor products, outdoor commercial and residential televisions, curved and complex shaped displays, artistic light displays, Amber Alert project, Homeland Security, roadway "intelligent transportation systems"
(ITS) and see-through displays on buildings. An additional potential marketing strategy is directed toward licensing the OnScreen(TM) LED technology intellectual property to worldwide manufacturers of LED sign products and components.

OnScreen Technologies, Inc. is currently pursuing markets related to LED products that include:

      o Indoor, see through window, commercial advertising products, Living Window(TM). Our market focus is retail level such as automobile dealerships, restaurants and other retail markets.
      o Outdoor, rapidly deployed, mobile, commercial advertising products, RediAd(TM). The primary commercial market objective is the short term, nonrecurring daily or weekly specials, initial retail openings, holiday/special events and sporting events.
      o Rapidly deployed, highly mobile, emergency response products, RediAlert(TM). This product is directed toward government emergency response and public safety matters such as homeland security, Amber alert, automobile accidents, traffic control and public information.
      o Stationary or fixed highway signage designed to display both highway traffic and emergency messages as well as commercial advertising messages, RediDMS(TM). Although these products will be mounted along government roadways for the purpose of traffic control and emergency information, when the circumstances permit, these products can be used for roadway advertising which will defray the signage expense.
      o All of the products include an optional wireless modem capable of transmitting and receiving data to be displayed on the sign at a moments notice.

MARKET ANALYSIS
In August 2003, OnScreen Technologies, Inc. contracted with Principia Partners, an independent third party new product research consulting firm, for a comprehensive market analysis of standard LED display application programs to analyze and assist the Company in determining the saleable features and breadth of applications for the OnScreen(TM) LED technology and the viable options for generating returns via intellectual property licensing of the OnScreen(TM) LED technology. This market analysis was designed to accomplish the Company's objectives of increased revenue and profitability through sale or licensing of its OnScreen(TM) LED technology. Based upon the market segmentation analysis and assuming that there are no "technological breakthroughs" in direct competition with the OnScreen(TM) LED technology, the Company believes that there exists a directly addressable North American market of over $5 billion for OnScreen(TM) LED technology-based products for large format outdoor advertising and retail applications. The market potential for the transportation applications of OnscreenTM LED technology products in North America is estimated to be over $2 billion.

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

Licensing
---------
The Company intends to implement a broad intellectual property licensing program for select products in order to commercialize various segments of the OnScreen(TM) LED technology, including Tensile for retail and large outdoor format applications, on a larger scale than is possible with the financial resources currently available to the Company. Through this program, the OnScreen(TM) LED technology will be exploited through the development of worldwide license and royalty agreements. This strategy has been adopted for several reasons:

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

These benefits are intended to be used as the primary method for promoting rapid adoption of WayCool through licensing agreements with various suppliers in the microprocessor-based electronics markets. These include potential licensing relationships with chip manufacturers (OEMs), original development manufacturers
(ODMs), as well as potential relationships with companies serving the after-market retail market segment. It is intended that a worldwide licensing strategy for WayCool will open significant business opportunities for this technology in many vertical market applications.

Manufacturing In-House or Outsource Manufacturing
-------------------------------------------------
The Company continues to outsource production to a manufacturer. The Company entered into a design and manufacturing agreement with SMTC Manufacturing Corporation for the manufacture and assembly of several of the OnScreen(TM) LED technology product lines. The Company has begun the commercialization of the Living Window(TM), RediAlert(TM) and RediAd(TM) product lines. Living Window(TM) is currently in production and the Company expects delivery of the RediAlert(TM) and RediAd(TM) products during 2006.

PATENT RIGHTS TO ONSCREEN(TM)
The following scenario describes the evolution of the license and ownership of the OnScreen(TM) LED technology patent:

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

      o February 3, 2004, John "JT" Thatch, CEO/President of the Company, agreed to relinquish all Thatch OnScreen Rights in consideration for 1% of all revenue derived from any licensing fees received by the Company in connection with the OnScreen(TM) LED technology. Effective March 2005, the CEO/President relinquished his entitlement to the said 1% of revenues.

      o February 3, 2004, Fusion Three, LLC (hereafter "F3") and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any of the OnScreen(TM) technology (including the 11.25% license payments), the Company paid to F3 during June 2004 $150,000 plus agreed to pay the following annually declining percentages of revenue derived from the commercialization of the direct view LED video display technology with angular dimension greater than 30 inches: 5% in 2005 declining to 2% in year 2008 and thereafter. In the event of a change of control of the Company, the percentage of revenue stated above shall terminate and a single payment transaction fee shall be paid by the Company to F3 ranging from 10% of the OnScreen(TM) appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

      o February 15, 2005, the inventor/owner of the OnScreen(TM) LED technology patent conveyed ownership of the OnScreen(TM) patent to CH Capital, Inc., a related party of the Company, for value received. This conveyance is subject to the above stated license rights of the Company.

      o February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital, Inc. conveyed to the Company the OnScreen(TM) patent rights. This conveyance now vests in the Company the ownership of the OnScreen(TM) LED technology patent subject to the revenue rights of F3 as described above.

INTELLECTUAL PROPERTY PROTECTION
We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, we intend to pursue the registration of our trademarks and service marks in the U.S. and internationally.

      o A provisional patent was filed August 26, 2002 on the OnScreen(TM) LED technology. The patent was filed July 23, 2003 on the OnScreen(TM) LED technology that contains over 50 separate claims. The Company retained Knobbe, Martens, Olson & Bear, LLP and Banner & Witcoff, Ltd. to manage our current interests relative to the prosecution of the national and international patents.
      o A provisional patent application was prepared and filed by Banner & Witcoff, Ltd., Intellectual Property Attorneys, Washington, D.C. on behalf of the Company on March 15, 2004 in the U.S. Patent and Trademark Office regarding our RediAlert(TM) Rapid Dispatch Emergency Signs.
      o A utility patent was prepared and filed May 18, 2004 on behalf of the Company to protect our intellectual property rights regarding our Living Window(TM) product.
      o February 10, 2005 a provisional patent was filed on behalf of the Company relating to the aerodynamic RediAlert(TM) LED sign system.
      o March 15, 2005 a utility patent was filed on behalf of the Company relating to the RediAlert(TM).
      o March 17, 2005 an international patent application was filed relating to the Living Window(TM).

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

ONSCREEN(TM) WAYCOOL THERMAL MANAGEMENT TECHNOLOGY
Among the challenges and limitations in the development of high-end desktop computers and workstations is the thermal dissipation associated with advanced processors. It is anticipated that the next generation of high-end processors using dual core design pushes the thermal envelope even further. This thermal challenge has been approached by manufacturers of high-powered processors by advancing heatsink and fan technology beyond the state of the art known only 3-4 years ago. The OnScreen(TM) WayCool Thermal Management Technology is designed as an answer to this challenge. Today, over 80% of electronic failures are related to overheating. WayCool provides a straightforward technology to effectively manage operating temperatures of electronics with orders of magnitude of improvement over conventional approaches, as verified by external testing and evaluation.

WAYCOOL MARKET ANALYSIS
The Company received a report in May 2005 prepared by a reputable independent third party new product research consulting firm that provided a comprehensive market compilation and analysis of the semiconductor industry shipments in the personal computer and server markets for major producers as well as an evaluation of the market impact of the WayCool thermal management technology in context with the total semiconductor industry demand. The principal focus of the report was to determine a preliminary business valuation for WayCool in providing a viable solution for computer processor chip thermal management.

The report of the independent third party research firm found that the semiconductor industry is expected to move to the use of advanced cooling solutions to solve an increasing need for higher processing speeds so as to better manage greater power requirements. It is expected that exponential increases in thermal output could prevent traditional thermal management solutions over the next three years from being viable

The potential market opportunity for WayCool is very large. Third party analysis indicates that a market potential of over $5 billion exists in the vertical market of PC and server applications. The potential application of WayCool to other types of electronics, such as video display chips and other types of microprocessor-based electronics is estimated to equal or exceed the single market potential of PCs and servers.

INTELLECTUAL PROPERTY RIGHTS TO WAYCOOL
The Company entered into a non-binding letter of intent with CH Capital, the owner of the WayCool patent, for the purchase of the intellectual property referred to as "WayCool". We have not yet entered into a definitive agreement with CH Capital for the acquisition of the WayCool technology and there is no assurance that we will reach a definitive agreement for the acquisition of WayCool. CH Capital has agreed to extend the term of the Letter of Intent to September 9, 2006. CH is a private company controlled by Mr. Brad Hallock, currently a shareholder and a director and Mr. William Clough who currently is a shareholder, corporate secretary and corporate counsel.


EMPLOYEES
As of December 31, 2005, the Company had seventeen fulltime employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good. We plan to add additional staff as needed to handle all phases of our business.

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

We have all the risks of a new product developer in the LED technology business. The Company, as the owner of the OnScreen(TM) LED sign technology patents, assumed the responsibility for completing the development of the OnScreen(TM) technology as well as determining which products to commercialize utilizing the OnScreen(TM) technology. Because this is a new and unproven technology, there is a risk that the technology, operation and development could be unsuccessful or that the products, if any, developed with the OnScreen(TM) technology will not be marketable. Such failures would negatively affect our business, financial condition and results of operations.

There is no assurance we will achieve profitability. To date we have not received significant revenue from the OnScreen(TM) technology. We have focused our scope of operation to the singular product line of the OnScreen(TM) LED sign technology. For the year ended December 31, 2005 we had a net loss of $8,482,125. We will need to begin generating significant revenues from the OnScreen(TM) LED architecture product line to offset current operational and development losses if the Company is to cover its current overhead expenses and cover further development and marketing expenses. There is no assurance that we will achieve profitability.

During 2005 we funded our operations with net proceeds of approximately $4,857,383 we received from financing activities. The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted. The Living Window(TM) product line has been commercialized during 2005 and management expects to begin generating revenue from the RediAlert(TM) product line by the late first half of 2006. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

We will be dependent on third parties and certain relationships to fulfill our obligations. Because manufacturing of the OnScreen(TM) LED technology products is contracted to companies better equipped financially and technologically to design and manufacture OnScreen(TM) LED technology end products, we are heavily dependent on these third parties to adequately and promptly provide the end product. The Company is dependent upon its ability to maintain the agreements with these designers and manufacturers and other providers of raw materials and components who provide these necessary elements to fulfill our product delivery obligations at the negotiated prices.

We initially depend on commercial sales to the retail market. We currently market our OnScreen(TM) LED architecture related products to retail commercial markets and point of purchase sales such as new and used automobile dealerships, convenience stores, restaurants, etc. Because our OnScreen(TM) LED architecture is innovative, we have recently begun presentation to the retail advertising market; therefore, its acceptance at this time is not known. Principally, our Living Window(TM) and RediAd(TM) products are designed for this purpose.

Our second marketing focus is on government agencies.
Our second marketing focus is to sell our products to government agencies, such as departments of transportation, police departments and other emergency personnel. Our RediAlert(TM) is our first product directed toward this market. Generally, the inspection, approval process and funding involved with government agencies can take many months and are subject to cancellation by the governmental agency without penalty. Our business could suffer if we are not successful in marketing our products to a significant number of governmental agencies or if contracts we enter into with such agencies are cancelled.

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

The use of portable emergency roadway signage is a recent development and the extent of customer acceptance is not yet known. Portable LED emergency roadway signage is a relatively new and evolving industry. For the Company to be successful, government agencies must be willing to obtain government administrative approval and public results satisfaction. There is no way to be sure that a sufficient number of government agencies will utilize our product to enable us to remain profitable.

We depend on key personnel and will need to recruit new personnel as we grow. As a small company we are currently dependent on the efforts of a limited number of management personnel. We believe that given the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business.

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

We believe our future success will depend in part on the following:

      o     the continued employment and performance of our senior management,

      o our ability to retain and motivate our officers and key employees, and

      o our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, sales and customer service personnel.

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

If we are to remain competitive, we must be able to keep pace with rapid technological change. Our future success depends, in part, on our ability to develop or license leading technologies useful in our business, enhance the ease of use of existing products, develop new products and technologies that address the varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, we may not be able to adapt in a timely manner to changing market conditions or customer requirements.

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

Third parties may infringe on our intellectual property rights There can be no assurance that other parties will not claim infringement by us with respect to our current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

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

We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future. Preferred Shares impose restrictions on our ability to pay Common Stock dividends.
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 10%, currently aggregating $47,143 quarterly, assuming no conversion. In the past, we have fulfilled our dividend obligations on the Series A Convertible Preferred Stock through the issuance of additional shares of our Series A Convertible Preferred Stock to the holders of our series A Preferred Stock as well as cash payments.

On December 31, 2005 dividends payable for the Series A Convertible Preferred Stock was $144,956. Holders of our Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share. On December 31, 2005 all Series B Convertible Preferred Stock have been converted to common shares. We have accrued approximately $17,901 regarding the Series B Convertible Preferred Stock dividends.

Substantial sales of our Common Stock could cause our stock price to rapidly decline. The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

      o Common Stock underlying the conversion rights of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.
      o Common Stock underlying the exercise of outstanding options and warrants.
      o Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

Any sale of substantial amounts of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A or Series B Convertible Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate. On March 29, 2001 the Company signed a lease with Safety Harbor Centre commencing May 1, 2001 for five years with an option for five additional years. The lease became effective August 27, 2001, the date that the Company first occupied the facility, at an initial monthly rental of $10,972.24 (Common Area Maintenance and tax not included). Per an October 3, 2001 Addendum to Lease the lease commencement date was extended to September 1, 2001 and the lease expiration was extended to August 31, 2006. Effective February 1, 2004, the Company negotiated with the lessor a reduction of the office rental space with a resulting monthly gross rent reduction of $2,465.97. The Company is not expected to exercise its option for the additional 5 years. On October 15, 2004 the Company leased an additional office suite contiguous to the existing offices at a monthly rental of $2,814 (Common Area Maintenance and tax not included).

Effective November 11, 2005, the Company relocated its corporate home office to 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209. The Company shall retain a field office in the central Florida area. In October 2005, the Company signed a lease with Market Place I & II, LLC to lease 7,500 square feet of office space at 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209 beginning November 1, 2005 through December 31, 2010 which lease is renewable for an additional five years. The initial monthly base rent is $9,062.50 for December 2005 through October 2007, thereafter the rent increases slightly.

ITEM 3. LEGAL PROCEEDINGS

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and another party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. for the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. The case against Capitol City Trailers, Inc. has been settled favorably for the Company and the jury trial against Mobile Magic Superscreen, Ltd. was continued to a trial date during the last week of February 2006.

Certain legal matters with respect security regulatory matters are passed upon by Johnson, Pope, Bokor, Ruppel & Burns, LLP, Clearwater, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Shareholders held on December 13, 2005, Russell L. Wall and Charles R. Baker were duly elected to Seats 2 and 4, respectively, of the OnScreen Technologies, Inc. Board of Directors to serve two year terms or until his successor shall have been elected and qualified. Bradley J. Hallock will retain his seat on the Board of Directors until the 2006 annual meeting of shareholders or until his successor shall have been elected and qualified. The following votes were tabulated:

                                                         For            Withhold
                                                         ---            --------
Seat 2. Russell L. Wall  Preferred                      226,250           40,000
                         Common                      31,430,232          212,228

Seat 4. Charles R. Baker Preferred                      226,250           40,000
                         Common                      31,431,232          211,228

At the same meeting the shareholders approved the OnScreen Technologies, Inc. Equity Incentive Plan. The following votes were tabulated:

                              For          Against        Abstain     Not Voted
                              ---          -------        -------     ---------
Preferred                   266,250
Common                   16,239,912        448,413        401,522     14,552,613

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Value
Our Common Stock is traded on the OTC Bulletin Board (OTCBB) under the trading symbol "ONSC". The following table sets forth, the high and low bid prices of our Common Stock for the four quarters of 2004 and 2005 as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year       Quarter                               High Bid       Low Bid
----       -------                               --------       -------

2004     First Quarter                            1.090           .830
         Second Quarter                            .950           .650
         Third Quarter                             .920           .610
         Fourth Quarter                           1.070           .620

2005     First Quarter                             .890           .800
         Second Quarter                            .720           .600
         Third Quarter                             .220           .200
         Fourth Quarter                            .240           .220

Description of Securities
During the December 18, 2003 shareholders' meeting, the shareholders voted to amend the Company's Restated Articles of Incorporation to increase the number of $0.001 par value common stock shares from 15,000,000 to 150,000,000 authorized common shares ("Common Stock"). The Company authorized 10,000,000 shares of $0.001 par value Preferred Stock ("Preferred Stock"), issuable in series. Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred and 30,000 shares have been designated as Series B Convertible Preferred. The description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and by the provisions of applicable Colorado law. Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Common Stock
As of December 31, 2005, there were 70,277,219 shares of our Common Stock issued and outstanding, plus 6,187,500 warrants and options that were issued principally in consideration of employment and consulting services. The exercise prices range from $0.01 to $1.00 per share. As of December 31, 2005, we had in excess of 3,000 shareholders of record.

The holders of Common Stock and Series A Convertible Preferred are entitled to one vote per share and holders of Series B Convertible Preferred shares are entitled to one thousand votes per share for the election of directors and all other purposes and do not have cumulative voting rights. There is a restriction on the payment of any common stock dividends because any cumulative preferred stock dividends are required to be paid prior to the payment of any common stock dividends. Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1.00 per share Series A and $240 per share Series B liquidation preferences. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

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

Unregistered Sales of Equity Securities
The following unregistered common stock shares are for the fourth quarter of 2005, all other unregistered sales would be reflected in the 10-QSB filing for that quarter.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the fourth quarter of 2005, the Company issued 800,000 shares of its common stock to certain convertible note holders in conjunction with their notes payable debt. These shares were valued at $215,275.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the fourth quarter of 2005, the Company issued 250,000 shares of its common stock for the exercises of two warrants. The warrants were exercised for proceeds of $37,500 and accrued expenses of $25,000.

Convertible Preferred Stock Series A
The following unregistered Preferred Stock Series A shares are for the fourth quarter of 2005, all other unregistered sales would be reflected in the 10-QSB filing for that quarter.

The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one ratio, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. As of December 31, 2005 there were 1,885,718 shares of our Series A Convertible Preferred Stock issued and outstanding.

Convertible Preferred Stock Series B
On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1.00 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. There were no shares of Series B Convertible Preferred Stock issued as of December 31, 2005.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act Our Articles of Incorporation provides that, "To the fullest extent permitted by Colorado Business Corporation Act as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director."

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

Shares Eligible for Future Sale
As of December 31, 2005, we had outstanding 70,277,219 shares of Common Stock. Of these shares, 28,782,909 shares are freely tradable without restriction or limitation under the Securities Act.

The 41,494,310 shares of Common Stock held by existing shareholders as of December 31, 2005 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2005, we had issued and outstanding 1,885,718 shares of Series A Convertible Preferred Stock, of which 1,860,718 are "restricted" within the meaning of Rule 144 as noted above.

The possibility of future sales by existing stockholders under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
OnScreen Technologies, Inc. is a publicly traded company (OTC-BB: ONSC) focused on commercializing its innovative technology to the world of visual communications. The company concentrates on motion display solutions and seeks to develop innovative approaches to visual communication and advertising products and delivery systems. The Company is focused on the design, development, licensing and sale of LED products manufactured with the OnScreen(TM) LED technology architecture.

The Company has begun delivery of its Living Window(TM) product during 2006 and expects the RediAlert(TM), and RediAd(TM) OnScreen(TM) products to begin shipping during the 2006 year. The Company does not expect to record significant revenue until the OnScreen(TM) product line is being shipped and distributed on a national basis. The majority of management's focus is concentrated on the Company product development and marketing. The Company has a third party managing the leasing of its mobile LED truck and the Company expects to receive some revenue from its mobile LED truck during 2006.

A priority of management during 2005 has been and continues to be to raise the capital needed to continue to fund the development and marketing of the Company's products. During the year ended December 31, 2005, the Company received net proceeds from notes payable of $5,011,000. During 2006, management is continuing to pursue funding from private equity sources. These funds will enable the Company to develop its OnScreen(TM) LED technology products and continue the Company's operations until the Company brings the remaining Onscreen products to market.

During the year ended December 31, 2005, the Company continued to incur significant losses from operations. The Company incurred a net loss of $8,482,125 for the year ended December 31, 2005. This net loss of $8,482,125 includes non-cash charges of approximately $1.4 million for equity given to employees and consultants for services provided and non-cash interest of approximately $1.7 million for the intrinsic value of convertible debt and amortization of debt discount.

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

LIQUIDITY AND CAPITAL RESOURCES

General
The Company's cash and cash equivalents balance at December 31, 2005 is $727,141. Its negative working capital balance at December 31, 2005 is $4,118,865. The Company has funded its operations and investments in patents and equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company's operating requirements generated a negative cash flow from operations of $5,618,383 during 2005. The Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. During 2005, the Company recorded a total of approximately $1.4 million for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided. The Company also recorded approximately $1.7 million of interest expense relating to the beneficial conversion value of convertible debt.

As the Company focuses on the OnScreen(TM) technology during 2006, it will continue to fund research and development related to the Company's products as well as sales and marketing efforts related to these products. The Company does not expect to record significant revenue until its Living WindowTM product is fully deployed nationwide. The Living WindowTM product began shipping in June 2005 and the Company's other products are expected to begin shipping during 2006. The Company during 2006 will continue to outsource the production of its products during 2006.

Capital Expenditures
During 2005, the Company invested $380,439 in patent expenses that are in the approval process. These costs will be amortized over the life of the patents once approved or expensed if not approved. In order to protect its intellectual properties, the Company will continue to incur and capitalize costs associated with patenting its technologies during 2006.

During 2005, the Company invested approximately $96,000 in fixed assets which includes approximately $29,000 for fixed assets which was mainly computer equipment and software used for sales, marketing, research and development and administration and approximately $67,000 for OnScreenTM products to be used for sales demonstrations at customer sites. During 2006, the Company anticipates its fixed asset expenditures to be similar to 2005.

The Company received $396,541 of proceeds from the sales of marketable securities during 2005.

The Company outsources the manufacture of its products.

Financing activities
During 2005, the Company received $121,750 of proceeds from the exercise of warrants and options and $1.5 million of proceeds from unsecured notes with a six month term. The $1.5 million note was replaced with convertible promissory notes. The Company also received additional proceeds of $3.5 million from unsecured convertible promissory note holders. The Company incurred $64,000 of fees to raise these funds. All of the convertible notes have the right to convert into the Company's common stock at an exercise price of the lower of $0.25 per share or at the price set for the equity round with a three-month term and a three-month extension. The Company has extended those notes that have come due and intends to extend the remaining notes as they come due. These notes have an annual interest rate of 12% which is payable monthly.

The Company plans on raising the capital needed to fund further development and marketing of the Company products. In conjunction with the fund raising efforts of the Company, the Company incurred $63,892 of deferred stock issuance costs during 2005.

During 2005, the Company received a $75,000 short-term loan which it paid off during the year.

During 2005, the Company paid $121,250 of dividends on its Series A convertible preferred stock.

During the second quarter of 2005, the Company paid $225 to buy 150,000 shares of its common stock in accordance with an agreement the Company had with an employee as part of the employee's separation from the Company. Also, during November 2005, an employee entered into a new employment agreement which included the return of 1,500,000 of the shares of common stock that were issued to him. The Company paid him a nominal $15,000 for those shares

Recap of liquidity and capital resources
The Company is seeking to raise additional capital for the commercialization of its OnScreen(TM) technology product lines which the Company believes will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

The Company is adequately confident that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted and there is no assurance that such financing will close. The Company began shipping its Living Window(TM) product during mid-June. Management expects additional products using its OnScreenTM LED technology to be commercialized during 2006. This includes RediAd(TM) and RediAlert(TM). The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of December 31, 2005, we have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2005 and 2004.

Revenue
During the year ended 2005, revenue was $133,650 and $145,988 for the same period during 2004. The revenue for year ended December 31, 2005 is comprised of $87,573 from Living WindowTM products and related add-ons, $41,176 from the LED Truck rental and $4,901 from other revenue. For the year ended December 31 2004, the Company recorded $83,580 of revenue from the LED Truck and $62,408 of other revenue.

The Company began shipping its Living WindowTM product during late June 2005. As the Living WindowTM product penetrates the marketplace, the Company's expects its revenues will increase during 2006 compared to 2005. During late 2005, the Company entered into an agreement with a third party to manage the rental of its mobile LED truck. The Company expects the mobile LED truck to remain a small source of revenue during 2006.

During 2005, 43% of revenues were derived from three customers at 19%, 12% and 12%. During 2004, 36% of revenues were derived from two customers at 25% and 11%.

Cost of revenue
The cost of revenue for the year ended December 31, 2005 and 2004 was $170,533 and $0, respectively. The cost of revenue exceeded sales during 2005, mainly because of the mobile LED truck which had revenues of $41,167 and cost of revenue of $78,321 which was mainly depreciation on the mobile LED truck.

While the Company is introducing its new products and until it sells larger volumes to get economies of scale, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

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

SG&A expenses decreased from $6,936,155 for the year ended December 31, 2004 to $4,942,320 for the same period during 2005. This decrease of $1,993,835 is primarily the result of decreased consulting expenses of approximately $2,239,000 offset by increased marketing and sales costs during 2005 to market the OnScreen(TM) product lines.

During 2004, the Company had issued equity for certain consulting services provided to the Company for which the Company recorded approximately $2,192,000 of non-cash expense. During 2005, the Company did not incur these consulting services as it had hired employees to assist with the functions previously provided by the consultants. This resulted in the decrease of approximately $2,239,000 in consulting expense during the year ended December 31, 2005, compared to the same period in 2004. The Company did record approximately $55,000 of non-cash consulting expenses during 2005.

For the year ended December 31, 2005 compared to 2004, the Company recorded non-cash compensation of approximately $1,323,000 and $2,090,000, respectively.

The company anticipates its sales and marketing expenditures to increase during 2006 compared to 2005 as the Company is in the process of the commercialization and marketing of its OnScreen(TM) product lines. The other general and administrative expenses will also increase during 2006 compared to 2005 as the Company is putting in place the infrastructure to support the distribution of the OnscreenTM products.

Research and Development
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $375,383 in research and development during the year ended December 31, 2005, compared to the same period in 2004 is a result of activities to further research and develop the OnScreen(TM) technology and products. The Company anticipates continuing to increase its expenditures in research and development during the remainder of 2006 compared to 2005 to bring its OnScreen(TM) technology products to commercialization.

Restructuring costs
During the fourth quarter of 2005, the Company moved its headquarters to Portland, Oregon from Safety Harbor, Florida. As part of the corporate office relocation, the Company incurred $78,801 of restructuring costs for severance for seven employees and relocation expenses for two employees. No additional expenses are anticipated.

Impairment Loss
During 2004, the Company wrote off the remaining balance of its EyeCatcherPlus displays which resulted in an impairment loss of $195,398. During 2005, there was no impairment loss recorded.

Bad Debt
Bad debt expense has decreased by $6,682 during 2005 compared to 2004. The bad debt expense is primarily related to the mobile LED truck business. The Company does not anticipate this to be a large item during 2006.

Other Income
The Company recorded $14,510 of other income related primarily to bookkeeping services and rental income from a sublease to a related party during 2004. This arrangement was cancelled during 2004.

Other Expense
During 2005, the Company recorded a $16,787 loss related to the disposal of certain fixed assets related to moving the headquarters to Portland Oregon from its Florida location. During 2004, the Company recorded $22,768 related to a loss on the disposal of certain fixed assets.

Investment Income
During 2004, in order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. During 2005 and 2004, the Company recorded $20,680 and $20,969, respectively, of investment income net of any losses related to these investments.

Settlement Gain
The Company recorded a settlement gain of $16,667 for the year ended December 31, 2005. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. The settlement resulted in Capitol City Trailers paying $37,500 to the Company over time. At December 31, 2005, the Company had received $16,667, which it has recorded as a settlement gain. Due to the financial condition of Capitol City Trailers, the Company has not recorded a receivable of $12,917 for the remaining amount, but will record it as a settlement gain when it is received.

The settlement gain was $335,465 for the year ended December 31, 2004. The main component of the 2004 gain was from the settlement of a disputed convertible promissory note in the principal amount of $234,869 plus 8% interest accruing from the note date of August 1999. On February 5, 2004, the Company satisfied this disputed obligation with 60,000 shares of the Company's common stock. These shares were valued at $60,600 and the Company recorded a settlement gain of $267,458 in February 2004.

Settlement Loss
The settlement loss was $139,621 for the year ended December 31, 2004. During 2004, the Company paid approximately $68,000 related to services provided by a consultant that was in dispute and accrued $67,000 at December 31, 2004 related to a proposed settlement with another consultant.

Interest Expense - Intrinsic Value of Convertible Debt and Amortization of Debt Discount The Company recorded an expense of $1,676,481 for the year ended December 31, 2005 for the intrinsic value of convertible debt and the amortization of debt discount. The total intrinsic value of convertible debt recorded was $1,778,436 and a debt discount of $215,275. The remaining $317,230 will be expensed during the first quarter of 2006.

Interest Expense
The Company incurred $336,051 and $64,071 of interest expense during 2005 and 2004, respectively. The interest expense for the year ended December 31, 2004 includes $46,500 of non-cash interest related to the value of options issued under default provisions of certain notes and $17,571 of interest paid by the issuance of equity.

The interest expense of $336,051 for year ended December 31, 2005 is for the interest on the $1.5 million unsecured note entered into during March 2005 which was replaced with unsecured convertible notes and the $3.5 million of unsecured convertible notes entered into during the third and fourth quarter of 2005. The Company will continue to incur interest on these notes until they are paid off.

Net Loss
The net loss increased $577,896 for the year ended December 31, 2005 compared to the same period in 2004. The increase in net loss during 2005 compared to 2004 is mainly the result of recording the $1,676,481 of non-cash intrinsic value of convertible debt and amortization of debt discount related to the convertible notes payable and an increase of research and development costs of approximately $375,000 and interest expense of approximately $272,000. This is offset by a decrease of selling and administrative expenses of approximately $2 million.

Preferred Stock Dividends
During the year ended December 31, 2005, the Company recorded Series A Convertible Preferred Stock dividends of $201,895.

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

Additionally, during 2004, the Company recorded Series A Convertible Preferred Stock dividends of $270,583 and Series B Convertible Preferred Stock dividends of $17,901.

The Company expects the preferred stock dividends will be lower for 2006 compared to 2005 as some of the preferred stock was converted into common stock during 2005.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements and the report of Salberg & Company, P.A. dated February 13, 2006 are attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to OnScreen Technologies, Inc. during the period when this report was being prepared.

Changes in internal controls over financial reporting.
In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER MATTERS

There are no matters to be reported under this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are officers and directors of the Company.

     Name                      Age        Position
     ----                      ---        --------
     Charles R. Baker           51        Chief Executive Officer, President
                                          and Chairman of the Board of Directors
     William J. Clough, Esq.    54        Executive Vice President of
                                          Corporate Development, Corporate
                                          Secretary and General Counsel
     Mark R. Chandler           51        Chief Financial Officer
     Russell L. Wall            62        Director and Chairman of the
                                          Audit Committee
     Bradley J. Hallock         47        Director

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

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS
Charles R. Baker, Chief Executive Officer, President and Chairman of the Board of Directors Charles R. Baker was appointed to the Company Board of Directors, effective March 1, 2005, chosen as Chairman of the Board of Directors effective June 13, 2005 and appointed Chief Executive Officer effective August 31, 2005. Mr. Baker was elected to serve a two year term on the Board of Directors at the 2005 Annual Meeting of Shareholders. Mr. Baker is an experienced global business executive with a 25 year track record of building and implementing successful business strategies. Prior to assuming the fulltime position as Chairman of the Board of Directors, Mr. Baker was the President of Vesta International, the premium provider of stored value, payment and fraud solutions. Prior to Vesta, Mr. Baker was CEO/Managing Director of Starbucks Coffee Company, Australia. He also spent several years at NIKE where, as Divisional Vice President/General Manager of NIKE Global Retail, he led the growth of a $1.2 billion retail business in 16 countries. He was also a member of NIKE's Executive Leadership team which was responsible for leading the strategy of NIKE's $12 billion worldwide. In addition, he was CEO of a leading Internet company, Family Wonder, which he successfully led through its acquisition by Sega, Inc. Earlier in his career, Mr. Baker was General Manager of Britches of Georgetowne, a leading apparel company.

William J. Clough, Esq., Executive Vice President of Corporate Development, Corporate Secretary and General Counsel William J. Clough was a police officer for 16 years, working at the local, state, and federal level. In 1987 while working as a Federal Air Marshall flying in Southern Europe and the Middle East, Mr. Clough decided to return to law school. He received his Juris Doctorate, cum laude, from Hastings College of the Law in 1990. He operated his own law firm with offices in Los Angeles, San Francisco, and Honolulu for 12 years. Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States. He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court. Mr. Clough has represented large scale manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony, Mediacopy, and others.

Mark R. Chandler, Chief Financial Officer
Mark Chandler joined OnScreen in January 2004 after working 23 years with Sara Lee Corporation where he held several senior positions in finance, general management and operations. He most recently was the CEO of Business Development Europe and was a member of the Board of Directors of Sara Lee Apparel Europe. Previously, he was the Group Chief Financial Officer for the $2 billion European apparel group for Sara Lee and responsible for all financial and administrative activities, IT, and strategic planning. Additionally, he led the organization and launch of a new technological breakthrough product for the European apparel market. Mr. Chandler has extensive and diversified international experience in finance, IT, strategic planning and implementation, operations and general management, treasury, business development and corporate development including acquisitions and divestments. Mr. Chandler began his career with American Express as an internal consultant and held several financial positions with General Foods. He moved to Playtex, Inc. in 1980 and actively participated in two leverage buyouts prior to the company being sold to Sara Lee in 1991. Mr. Chandler holds a Bachelor of Arts degree in mathematics and economics from Whitman College in 1976 and a MBA in finance and marketing from Columbia University Graduate School of Business in 1978. Mr. Chandler is a member of the European Executive Council.

Russell L. Wall, Director and Chairman of the Audit Committee Mr. Wall was appointed to the Board of Directors in November 2003, elected to serve a one year term at the 2004 Annual Meeting of Shareholders and re-elected to a two year term at the 2005 Annual Meeting of Shareholders. He also serves as Chairman of the Audit Committee. Mr. Wall holds a Bachelor of Science degree in Engineering from Iowa State University, a MBA degree in finance/marketing from University of Santa Clara and a Chartered Financial Analyst designation. Prior to his retirement in 2000, Mr. Wall was Chief Financial Officer for 12 years with a publicly traded company. His responsibilities included financial/accounting management, internal and external financial reporting, strategic planning and other operational duties. Mr. Wall brings 5 years experience in the financial securities industry as a consultant and portfolio manager with a Wall Street and a private investment management firm. He also brings 10 years Fortune 100 company experience in the engineering and construction industry with assignments as Analysis and Development Engineer, Planning and Control Manager and Project Manager.

Bradley J. Hallock, Director
Brad Hallock, age 47, was appointed to the Board of Directors in April 2004 and was elected at the June 2004 shareholders' meeting to serve an additional two year term. Mr. Hallock brings to the board over 25 years of corporate experience. Mr. Hallock was the founder and Chief Executive Officer of C and R, Ltd., a provider of wholesale services to the automobile industry with annual revenue in excess of $10,000,000. For three years, Mr. Hallock served as a Senior Executive for First America Automotive, Inc. (FAA), an $800,000,000 annual revenue company that was later acquired by Sonic Automotive, Inc. (NYSE:SAH). As a Senior Executive at FAA, he conceived and implemented the "Auto Factory" concept to vertically integrate used car operations across disparate retail franchises on a regional basis. He led the expansion of this concept into a $100,000,000 annual revenue division of FAA resulting with industry leading profitability. During his tenure at FAA, Mr. Hallock was a key member of the merger and acquisition team, where he was instrumental in the successful acquisition and integration of over 50 new car retail franchises

CODE OF ETHICS
The Company Board of Directors adopted a Code of Ethics for Principal Executives and Financial Officers that describes the required conduct of honest and ethical behavior in the conduct their duties. This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.onscreentech.com. Copies of our Code of Business Conduct and Ethics will be provided free or charge upon written request to OnScreen Technologies, Inc., 600 N.W. 14th Avenue, Suite 100, Portland, Oregon 97209.

AUDIT COMMITTEE
The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company's accounts and financial reporting processes and audits of its financial statements. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent Registered Public Accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. The Audit Committee is currently composed of the Company Board of Directors and Russell L. Wall was appointed committee Chairman. Mr. Wall is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards. Mr. Wall is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. The Board of Directors has determined that Mr. Wall is an "audit committee financial expert" as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.onscreentech.com. The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables list the cash and option grant remuneration paid or accrued and option exercises during 2003, 2004 and 2005 to our officers, executives and directors who received compensation of $100,000 or more in 2003, 2004 and 2005.


--------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation                        Awards                Payouts
--------------------- --------------------------------------------- --------------------------------- ---------- ---------------
        (a)            (b)       (c)       (d)          (e)             (f)                (g)           (h)          (i)
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
                                                                                        Securities
 Name and                                         Other Annual     Restricted          Underlying                   All Other
    Principle                  Salary      Bonus Compensation          Stock          Options/ SARs    Payouts    Compensation
      Position         Year        ($)      ($)         ($)           Award(s)              (#)          ($)          ($)
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
Charles Baker,          2005     125,480    -            -               -              2,000,000         -            -
Chairman/CEO/           2004      -         -            -               -                  -             -            -
President (1)           2003      -         -            -               -                  -             -            -
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
Mark Chandler           2005     180,000    -             -           240,000    (2)        -             -            -
CFO                     2004     155,000    -             -           120,000    (2)     600,000          -            -
                        2003      -         -             -              -                  -             -            -
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
William Clough,         2005      62,308    -            4,000           -                  -             -            -
EVP Corp. Dev.,         2004      -         -             -              -                  -             -            -
 Corp Sec. (3)          2003      -         -             -              -                  -             -            -
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------
John Thatch,            2005     180,000    -              4,139       600,000              -             -        15,000 (4)
Dir. Govt. Sales        2004     155,000    -             10,000     1,666,312              -             -            -
Prior CEO               2003     140,000    -             10,000       311,777              -             -            -
--------------------- ------- ----------- ------ ------------------ ------------ ---- --------------- ---------- ---------------


(1) Mr. Baker joined the Company on June 13, 2005.
(2) Mr. Chandler was issued 240,000 shares of the Company's Series A Convertible Preferred Stock during 2005 and 120,000 shares of the company's Series A Convertible Preferred Stock during 2004.
(3) Mr. Clough joined the Company on September 1, 2005.
(4) Mr. Thatch entered into a new employment agreement which included the return of 1,500,000 shares of common stock issued to him previously. The Company paid him a nominal $15,000 for those shares.

                        OPTION GRANTS DURING FISCAL 2005

                                                 Percent of
                               Number of        Total Options
                              Securities          Granted to    Exercise    Market
                              Underlying         Employees in   Price Per  Price on
                               Options            Fiscal Year     Share     Date of
Name                           Granted               (2)          ($/Sh)      Grant        Expiration Date
--------------------------- -------------- ---- --------------- ----------- ---------- ------------------------

Charles Baker                2,100,000     (1)       79%          $0.01       $0.21       December 5, 2010


(1) The options granted to Mr. Baker were fully vested on the grant date. (2) During the year ended December 31, 2005, OnScreen granted employees options to purchase 2,547,500 shares of common stock.

                 AGGREGATED OPTION EXERCISES DURING FISCAL 2005
                                       AND
                       FISCAL 2005 YEAR-END OPTION VALUES

The following table shows the number of shares underlying both exercisable and unexercisable stock options held by the executive officers named in the Summary Compensation Table as of the year ended December 31, 2005, and the values for exercisable and unexercisable options:

                                                            Number of Securities                Value of Unexercised
                                                           Underlying Unexercised         In-The-Money Options at December
                                                        Options at December 31, 2005                31, 2005 (1)
                                                       ------------------------------- -- ----------------------------------
Name                  Shares Acquired       Value
                      on Exercise (#)   Realized ($)   Exercisable      Unexercisable     Exercisable     Unexercisable
--------------------- ----------------- -------------- --------------- ------------------ --------------- ------------------

Charles Baker                -                -          2,000,000           -               $420,000             -
Mark Chandler                -                -            600,000           -                  -                 -


(1) Options are in the money if the market value per share of the shares underlying the options is greater than the option exercise price. This calculation is based on the fair market value at December 31, 2005 of $0.22 per share, less the exercise price.

Director Compensation
Other than as noted below, no Director is compensated for the performance of duties in that capacity or for his/her attendance at Director meetings.

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

EMPLOYMENT AGREEMENTS

President/CEO
The Company executed an employment contract with Charles R. Baker, the registrant's Chief Executive Officer, President and Chairman of the Board of Directors, effective December 13, 2005 for a term of three years. The contract contains provisions: to terminate the employee for "Just Cause" which will terminate employee compensation; penalty for termination of employee without just cause; medical and dental insurance coverage; employee confidentiality and non-compete obligations. The contract further provides for a monthly salary of $22,920 plus an automobile allowance of $1,500. Baker shall receive a one time sign on bonus of $100,000, due and payable upon completion of the Equity Round of financing. In addition, Baker shall receive an annual bonus as follows:
During the first year of employment Baker's bonus is guaranteed to be at least one hundred thousand dollars ($100,000) with the potential of receiving up to one hundred percent (100%) of his annual base salary based upon performance. During the balance of the contract term, Baker shall receive a minimum annual bonus of at least fifteen percent (15%) of his base annual salary with the potential of receiving up to one hundred percent (100%) of his annual base salary based upon performance. Baker shall receive stock options allowing him to purchase two million (2,000,000) shares of the Company's common stock at a price of one cent ($0.01) per share. Said options shall be valid for five (5) years following the date on which they are issued. On the first and second anniversary of his Employment Agreement, respectively, Baker shall be issued stock options under the same terms and conditions as stated above, in equal installments such that at the end of two (2) years he has options to purchase a total number of common shares equaling five percent (5%) of the fully diluted common shares upon the closing of the Equity Financing Round.

Baker is responsible to direct, implement, control and otherwise manage all business; operational; administrative; commercialization; and associated functions within the Registrant. Baker reports directly to the Board of Directors.

Executive Vice President of Corporate Development, Corporate Secretary and General Counsel The Company executed an employment contract with William J. Clough, Esq. the registrant's Executive Vice President of Corporate Development, Corporate Secretary and General Counsel, effective December 13, 2005 for a term of three years. The contract contains provisions: to terminate the employee for "Just Cause" which will terminate employee compensation; penalty for termination of employee without just cause; medical and dental insurance coverage; employee confidentiality and non-compete obligations. William J. Clough's contract provides for a monthly salary of $15,000 plus an automobile allowance of $1,000. Clough shall receive a one time sign on bonus of $50,000.00, due and payable upon completion of the Equity Round of financing. In addition, Clough shall receive an annual bonus as follows: During the first year of employment Clough's annual bonus is guaranteed to be at least twenty-five percent (25%) of his annual base salary with the potential of receiving up to fifty percent (50%) of his annual base salary based upon performance. During the balance of the contract term, Clough shall receive a minimum annual bonus of at least fifteen percent (15%) of his base annual salary with the potential of receiving up to twenty-five percent (25%) of his annual base salary based upon performance.

Clough is a practicing attorney at law, licensed in state and federal courts of California, Illinois and Hawaii. In the capacity as General Counsel, Clough is responsible to direct, implement, control and otherwise manage all legal affairs and corporate governance. In the capacity as Executive Vice President of Corporate Development, Clough is responsible for advising and otherwise working with corporate top management relating to corporate funding, acquisitions, mergers, product approval and general corporate guidance and oversight of operations. Clough reports directly to the Company CEO/President.

Chief Financial Officer
On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Financial Officer. The terms of this agreement are as follows: i) Base salary of $120,000 during 2004, $150,000 during 2005 and $180,000 during 2006, ii) a sign-on bonus for $10,000 payable before March 31, 2004 and eligible for the bonus plan as set up by the Company,
iii) receive 120,000 shares of Series A convertible preferred stock for each period of June 2004, January 2005 and June 2005 and iv) receive a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 which expires on November 30, 2006. In the event of a change of control, the Series A Convertible Preferred stock shall immediately accelerate and be issued within 30 days of written notice from the employee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                            BENEFICIAL INTEREST TABLE

---------------------------- -------------------------- ------------------------- ----------------------- ---------------
                                   Common Stock           Series A Convertible     Series B Convertible
                                                            Preferred Stock          Preferred Stock
---------------------------- -------------- ----------- ------------- ----------- ----------- ----------- ---------------
    Name and Address of                       Percent                     Percent                     Percent       Percent of
                                             of Class                     of Class                   of Class       all Voting
   Beneficial Owner (1)         Number          (2)         Number          (3)         Number           (4)       Securities (5)
-------------------------------------------------------------------------------------------------------------------------------
Brad Hallock (6)             6,684,540            9.49%       --              --          --              --           9.16%

John Thatch (7)              2,531,814            3.59%    211,221           10.50%       --              --           3.76%

William Clough               2,272,104            3.23%       --              --          --              --           3.12%

Russell Wall (8)             1,691,493            2.38%       --              --          --              --           2.30%

Mark Chandler (9)              866,667            1.22%    903,726           44.95%        500          100.00%        3.09%

Charles Baker (10)           2,100,000            2.90%       --              --          --              --           2.80%

Maryatha Miller                   --              --       210,000           10.44%       --              --              *

Richard S. Kearney                --              --       150,000            7.46%       --              --              *

Officers, Directors,
   executives as group      16,146,618           21.87%  1,114,947           55.45%        500          100.00%       23.27%


* Less than 1 percent

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OnScreen Technologies, Inc., 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209.
(2) Calculated on the basis of 70,427,219 shares of common stock issued and outstanding at January 30, 2006 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.
(3) Calculated on the basis of 2,010,718 shares of Series A Preferred Stock issued and outstanding at January 30, 2006.
(4) Calculated on the basis of 500 shares of Series B Preferred Stock issued and outstanding at January 30, 2006.
(5) Calculated on the basis of an aggregate of 70,427,219 shares of common stock with one vote per share, 2,010,718 shares of Series A Preferred Stock with one vote per share, and 500 shares of Series B Preferred Stock with 1,000 votes issued and outstanding at January 30, 2006, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.
(6) Mr. Brad Hallock's common stock shares includes 6,611,040 shares owned by Hallock Trust dtd 6/25/99.
(7)   All shares are owned by Thatch Family Trust.
(8) Mr. Wall's common stock shares include 700,000 shares he has the right to purchase pursuant to a warrant. Mr. Wall's common stock shares include 781,493 shares owned by his IRA account.
(9) Mr. Chandler's common stock shares include 600,000 shares he has the right to acquire pursuant to a warrant. Mr. Chandler's Series A Preferred shares include 250,000 shares owned by his IRA account.
(10) Mr. Baker's common stock shares include 2,100,000 shares he has the right to purchase pursuant to a warrant.

At December 31, 2005, the Company had outstanding the following equity compensation plan information:


---------------------------------- ------------------------- ---------------------- --------------------------
                                   Number of securities to     Weighted-average       Number of securities
                                   be issued upon exercise     exercise price of     remaining available for
                                   of outstanding options,   outstanding options,     future issuance under
          Plan category              warrants and rights      warrants and rights   equity compensation plans

---------------------------------- ------------------------- ---------------------- --------------------------
Equity compensation plans                  265,000                   $0.25                  1,735,000
approved by security holders
---------------------------------- ------------------------- ---------------------- --------------------------
Equity compensation plans not             5,922,500                  $0.19                      -
approved by security holders
---------------------------------- ------------------------- ---------------------- --------------------------
Total                                     6,187,500                  $0.19                  1,735,000
---------------------------------- ------------------------- ---------------------- --------------------------

Equity Compensation Plan Information
On June 26, 2000, the Company's Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options (ISOs) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSOs) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSOs granted under the Plan have a maximum duration of 10 years.

On August 25, 2005 the Company's Board of Directors adopted the OnScreen Technologies, Inc. 2005 Equity Incentive Plan (the "Equity Incentive Plan") and authorized 2,000,000 shares of Common Stock to fund the Plan. At the 2005 Annual Meeting of Shareholders held on December 13, 2005, the Equity Incentive Plan was approved by the Company shareholders.

The Equity Incentive Plan is intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

The Equity Incentive Plan provides for the issuance of incentive stock options
(ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO's and NSOs granted under the Equity Incentive Plan have a maximum duration of 10 years.

Equity compensation plans not approved by security holders The Company has outstanding at December 31, 2005, the following options issued under equity compensation plans not approved by security holders:

During 2001, the Company issued an option to an employee for the right to acquire 5,000 shares of its common stock at an exercise price of $0.50. The option is fully vested and expires during 2006.

During 2003, the Company issued warrants to the Scientific Advisory Board members for the right to acquire 75,000 shares of its common stock at an exercise price of $0.25. The warrants are fully vested and expire during 2008.

During 2003, the Company issued options to various employees for the right to acquire 1,850,000 shares of its common stock at exercise prices ranging from $0.20 to $0.40. The options are fully vested and expire during 2006.

During 2004, the Company issued options to various employees and a director for the right to acquire 1,810,000 shares of its common stock at exercise prices ranging from $0.25 to $1.00. The options are fully vested and expire during 2006 to 2009.

During 2005, the Company issued options to various employees and a director for the right to acquire 2,282,500 shares of its common stock at exercise prices ranging from $0.01 to $1.00. The options are fully vested except for 5,000 shares and expire during 2006 to 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth herein, none of our directors or officers, nor any proposed nominee for election as one of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction in any presently proposed transaction which has or will materially affect the Company.

We have entered into employment agreements with all of our senior management. These employment contracts include provisions for the issuance of Common and Convertible Preferred shares as well as incremental salary increases. For description of these employment agreements and related rights to our stock options, see above Item 10, Executive Compensation, Employment Agreements.

February 16, 2005 the inventor of the OnScreen technology, who licensed to the Company the rights of the direct view LED video display technology with angular dimension greater than 30 inches, conveyed through a third party corporation, all of the inventor's right, title and interest of the OnScreen technology to the Company for $200,000. The Company now owns all patent rights to the OnScreen technology unencumbered subject to the rights of F3 relating to the percentages of revenue from commercialization of the direct view LED video display technology with angular dimension greater than 30 inches. One of the Board of Directors of the Company has an interest in the third party corporation that conveyed these rights to the Company.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. One of the Board of Directors of the Company and another officer of the Company both have a controlling interest in the company that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company's fully diluted equity securities after giving effect to the Company's fund raising efforts. The warrants will have the same pricing and terms issued in connection with our private equity fund raising.

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party. The interest rate was 15% per annum. Interest only payments are due monthly until maturity of the note when the principal is due. One of the Company's Board of Directors and another officer of the Company both have a controlling interest in the company that is the note holder. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding and a promissory note for $100,000 of the $1.5 million is held by a trust controlled by a member of our Board of Directors and one of the note holders is the CFO who has a $100,000 note with the same terms as the other note holders.

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

(a) Exhibits

Exhibit No.                         Description

3.1(1)          Amended Articles of Incorporation of the Company.

3.2(1)          Bylaws of the Company.

3.3(2) Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.4(2) Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5(2)          Amendment to Restated Articles of Incorporation, filed December
                23, 2003.

3.6(2) Articles of Amendment to Certificate of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.

3.7(4) Restated Articles of Incorporation, Officers' Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.

4.1(1) Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.

4.2(1) Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.

4.3(1) Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.

4.4(1) Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.

4.5(1) Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.

10.1(2) Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.

10.2(2) Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.

10.3(2) Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.

10.4(2) Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.

10.5(2) Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.

10.6(2)         First Amendment to Contract and License Agreement, dated
                February 3, 2004.

10.7(2)         Employment Agreement between the Registrant and Mark R.
                Chandler, COO/CFO, dated December 16, 2003.

10.8(2)         Employment Agreement between the Registrant and Stephen K.
                Velte, CTO dated November 7, 2003.

10.9(2)         Reserved.

10.10(3) Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated December 22, 2003.

10.11(2) Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12(2)        Addendum to Lease Agreement dated February 1, 2004.

10.13(4)        Lease Agreement dated October 15, 2004.

10.14(4) Second Addendum to the Employment Agreement of John "JT" Thatch dated February 3, 2004.

10.15(2) Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 12, 2003.

10.16(2) Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

10.17(4) Assignment, dated February 16, 2005, of OnScreen(TM) technology patents ownership from inventor to CH Capital, Inc.

10.18(4) Assignment, dated February 16, 2005, of OnScreen(TM) technology patents ownership from CH Capital, Inc. to Company.

10.19(4) Contract between SMTC Manufacturing Corporation and Company dated November 9, 2004

10.20(4) Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005

10.21(4) Third Addendum to the Employment Agreement of John "JT" Thatch dated March 28, 2005.

10.22(4) Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan.

10.23(5)        OnScreen Technologies, Inc. 2005 Equity Incentive Plan

10.24(7) Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.

10.25(7)        Employment Agreement between the Registrant and William J.
                Clough, Esq. dated November 21, 2005.

14.1(6) OnScreen Technologies, Inc. Code of Ethics for Principal Executive and Financial Officers and OnScreen Technologies, Inc. Code of Ethics and Business Conduct Statement of General Policy

22.1(6)         Proxy Statement and Notice of 2005 Shareholder Meeting.

Footnotes to Exhibits:

      1 Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.

      2 Incorporated by reference to our Form 10-KSB filed with the Commission on April 14, 2004.

      3 Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.

      4 Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.

      5 Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.

      6     Incorporated by reference, filed November 7, 2005.

      7     Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Compensation of Auditors
Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2005, have been audited by Salberg & Company, P.A., Boca Raton, Florida, Independent Registered Public Accounting Firm. Salberg & Company, P.A. billed the Company an aggregate of $54,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005. Salberg & Company, P.A. billed the Company an aggregate of $50,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2004. Audit related fees for 2005 were $0 and for 2004 were $0. The Company paid these sums.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OnScreen Technologies, Inc.

         Name                          Title                        Date


  /s/                            CEO/President/Director        February 23, 2006
------------------------
     Charles R. Baker


  /s/                            CFO                           February 23, 2006
------------------------
     Mark R. Chandler


  /s/                            Director/Audit Committee      February 23, 2006
------------------------
     Russell L. Wall

                           ONSCREEN TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                           OnScreen Technologies, Inc.


                                    Contents


                                                                      Page
                                                                 ---------------
Report of Independent Registered Public Accounting Firm               F-2

Balance Sheet                                                         F-3

Statements of Operations                                              F-4

Statement of Changes in Stockholders' Equity (Deficit)                F-5

Statements of Cash Flows                                              F-7

Notes to Financial Statements                                         F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of:
Onscreen Technologies, Inc.:

We have audited the accompanying balance sheet of Onscreen Technologies, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Onscreen Technologies, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $8,482,125 and cash used in operations of $5,618,383 in 2005 and an accumulated deficit of $28,457,694, stockholders' deficit of $3,443,854 and working capital deficit of $4,118,865 at December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 13, 2006

                           ONSCREEN TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

 CURRENT ASSETS
 Cash and cash equivalents                                                              $          727,141
 Accounts receivable, net                                                                           18,226
 Inventory                                                                                         552,648
 Prepaid expenses and other                                                                        150,682
                                                                                           ----------------
 TOTAL CURRENT ASSETS                                                                            1,448,697
                                                                                           ----------------

 PROPERTY AND EQUIPMENT, NET                                                                       254,757
                                                                                           ----------------

 OTHER ASSETS
 Restricted Marketable securities available-for-sale                                                27,181
 Technology rights, net                                                                            371,667
 Patent Costs                                                                                      429,096
 Deposits and other                                                                                 97,087
                                                                                           ----------------
 TOTAL OTHER ASSETS                                                                                925,031
                                                                                           ----------------
 TOTAL ASSETS                                                                          $         2,628,485
                                                                                           ================
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
 Accounts payable                                                                       $          268,710
 Preferred stock dividends payable                                                                 162,857
 Accrued expenses                                                                                  337,915
 Accrued compensation                                                                              115,310
 Convertible notes payable, related parties, net of discounts of $7,535                            192,465
 Convertible notes payable, net of discounts of $309,695                                         4,490,305
                                                                                           ----------------
 TOTAL CURRENT LIABILITIES                                                                       5,567,562
 Accrued expenses payable with common stock                                                        504,777
                                                                                           ----------------
 TOTAL LIABILITIES                                                                               6,072,339
                                                                                           ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
 STOCKHOLDERS' DEFICIT
 Preferred stock, par value $0.001; 10,000,000 shares authorized
      Convertible Series A, preferred stock, 5,000,000 shares authorized,
          3,110,580 shares issued and 1,885,718 shares outstanding at December 31, 2005;
          liquidation preference of $1,885,718 at December 31, 2005                                  1,886
      Convertible Series B preferred stock, 30,000 shares authorized, 28,568 shares
           issued and no shares outstanding                                                             -
           liquidation preference of $240 per share
 Common stock, par value $0.001; 150,000,000 shares authorized,
     70,277,219 shares issued and outstanding at December 31, 2005                                  70,277
 Common stock issuable, at par value, (150,000 shares)                                                 150
 Additional paid-in capital                                                                     25,088,614
 Accumulated deficit                                                                           (28,457,694)
                                                                                           ----------------
                                                                                                (3,296,767)
 Less Accumulated other comprehensive loss                                                          (4,413)
 Less Deferred compensation expense                                                               (142,674)
                                                                                           ----------------
 TOTAL STOCKHOLDERS' DEFICIT                                                                    (3,443,854)
                                                                                           ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $        2,628,485
                                                                                           ================

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                         2005                   2004
                                                                                   -----------------      -----------------

REVENUES                                                                        $          133,650     $          145,988

COST OF REVENUES                                                                           170,533                      -
                                                                                   -----------------      -----------------

GROSS PROFIT                                                                               (36,883)               145,988
OPERATING EXPENSES
Selling, general and administrative                                                      4,942,320              6,936,155
Research and development                                                                 1,420,069              1,044,686

Restructuring costs                                                                         78,801                      -
Impairment loss                                                                                  -                195,398
Bad debt                                                                                    11,780                 18,462
                                                                                   -----------------      -----------------
TOTAL OPERATING EXPENSES                                                                 6,452,970              8,194,701
                                                                                   -----------------      -----------------
LOSS FROM OPERATIONS                                                                    (6,489,853)            (8,048,713)
                                                                                   -----------------      -----------------
OTHER INCOME (EXPENSE)
Other income                                                                                     -                 14,510
Other expense                                                                              (16,787)               (22,768)
Investment income                                                                           20,680                 20,969
Settlement gain                                                                             16,667                335,465
Settlement loss                                                                               (300)              (139,621)
Interest expense - Intrinsic value of convertible debt and amortization of
  debt discount                                                                         (1,676,481)                     -
Interest expense                                                                          (336,051)               (64,071)
                                                                                   -----------------      -----------------
TOTAL OTHER INCOME (EXPENSE), NET                                                       (1,992,272)               144,484

                                                                                   -----------------      -----------------
NET LOSS                                                                                (8,482,125)            (7,904,229)
Preferred stock dividends                                                                 (201,895)              (460,512)
                                                                                   -----------------      -----------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                                       $       (8,684,020)    $       (8,364,741)
                                                                                   =================      =================
Basic and diluted net loss per common share                                     $            (0.12)    $            (0.22)
                                                                                   =================      =================
Basic and diluted net loss per common share allocable to common stockholders    $            (0.12)    $            (0.23)
                                                                                   =================      =================
Weighted average common shares outstanding                                               70,116,586             36,144,257
                                                                                   =================      =================

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                      SERIES A
                                                             SERIES B              PREFERRED STOCK               COMMON STOCK
                                                             PREFERRED              AND PREFERRED                 AND COMMON
                                                               STOCK                STOCK ISSUABLE              STOCK ISSUABLE
                                                         SHARES      AMOUNT     SHARES          AMOUNT       SHARES      AMOUNT
                                                         ------      ------     ------          ------       ------      ------

 Balance, December 31, 2003                                   --   $     --    2,689,080         $2,689    21,789,683     $ 21,790
      Warrants granted for services, compensation and
        under default provisions of promissory notes

       Subscription receivables not paid                  (1,433)        (1)                               (1,800,000)      (1,800)
       Common stock issued for warrants exercised from
        the private placement                             12,636         13                                 7,055,333        7,055
       Common stock issued for options and other
        warrants exercised                                                                                  1,175,736        1,176
      Common stock issued for services, compensation,
        debt payment and settlements                                                                        3,502,254        3,502
       Common stock issued for cash from private
        offering                                           5,365          5                                 2,995,274        2,995
       Offering costs
       Series A & Series B preferred stock dividend
        resulting from intrinsic value of convertible
        preferred stock
       Series A and B Preferred Stock converted to
        common stock                                     (28,568)       (29)     (98,375)           (99)   28,961,740       28,962
       Series B Preferred Stock issuable to private
        placement holders                                 12,000         12
       Series B Preferred Stock dividends, $1 per
        share
       Series A Preferred Stock issued for cash                                   25,000             25
       Series A Preferred Stock issued for services of
        employees, non-employees and accrued expenses                            156,500            157
       Series A Preferred Stock dividends, $0.10 per
        share
       Amortization of deferred compensation and
        consulting
       Net loss for the year ended December 31, 2004
                                                         -------    --------  ----------    -----------   -----------   ----------
 Balance, December 31, 2004                                   --         --    2,772,205          2,772    63,680,020       63,680
      Net loss for the year ended December 31, 2005
      Unrealized losses on marketable securities
            COMPREHENSIVE LOSS

      Warrants and options granted for service and
        compensation
      Cancellation of option granted for service
       Repricing of options
      Common stock issued for options and warrants
        exercised in exchange for cash and accrued
        compensation                                                                                          605,000          605
      Common stock issued for services, compensation,
        and accrued settlement                                                                                986,251          986
      Common stock issued in conjunction with debt
        financing                                                                                             800,000          800
      Common stock acquired from prior employee per
        agreement                                                                                            (150,000)        (150)
      Intrinsic value of common stock conversion
        feature of convertible debt
      Offering costs
      Series A Preferred Stock dividends, $0.10 per
        share
      Series A Preferred Stock converted to common
        stock                                                                 (1,126,487)        (1,126)    4,505,948        4,506
       Series A Preferred Stock issued for services of
        employee                                                                 240,000            240
      Amortization of deferred compensation
                                                         -------    --------  ----------    -----------   -----------   ----------
 Balance, December 31, 2005                                   --   $     --    1,885,718         $1,886    70,427,219      $70,427
                                                         =======    ========  ==========    ===========   ===========   ==========

(Continued)

(Continued)


                                               ADDITIONAL        ACCUM-         DEFERRED
                                                 PAID-IN        ULATED        COMPENSATION     SUBSCRIPTIO
                                                 CAPITAL        DEFICIT      & CONSULTING       RECEIVABLE
                                                ----------   ------------    -------------   -------------
 Balance, December 31, 2003                 $    13,125,44 $  (11,408,933)   $  (1,418,307)    $  (417,325
     Warrants granted for services,
       compensation and under default
       provisions of promissory notes              976,852                        (591,360)
      Subscription receivables not paid           (448,199)                                        350,000
      Common stock issued for warrants
       exercised from the private
       placement                                 3,609,432
      Common stock issued for options and
       other warrants exercised                    352,258                                          (1,250
     Common stock issued for services,
       compensation, debt payment and
       settlements                               2,449,487                        (391,375)         18,575
      Common stock issued for cash from
       private offering                          2,243,456
      Offering costs                              (482,946)
      Series A & Series B preferred stock
       dividend resulting from intrinsic
       value of convertible preferred
       stock                                       172,028       (172,028)
      Series A and B Preferred Stock
       converted to common stock                   (28,834)
      Series B Preferred Stock issuable
       to private placement holders                    (12)
      Series B Preferred Stock dividends,
       $1 per share                                               (17,901)
      Series A Preferred Stock issued for
       cash                                         24,975                                          50,000
      Series A Preferred Stock issued for
       services of employees,
       non-employees and accrued expenses          156,343                        (100,000)
      Series A Preferred Stock dividends,
       $0.10 per share                                           (270,583)
      Amortization of deferred
       compensation and consulting                                               2,062,760
      Net loss for the year ended
       December 31, 2004                                       (7,904,229)
                                               ----------    ------------    -------------   -------------
 Balance, December 31, 2004                     22,150,289    (19,773,674)        (438,282)             -
     Net loss for the year ended December
       31, 2005                                                (8,482,125)
     Unrealized losses on marketable
       securities

           COMPREHENSIVE LOSS


     Warrants and options granted for
       service and compensation                    415,150
     Cancellation of option granted for
       service                                     (27,200)                         27,200
      Repricing of options                          38,500
     Common stock issued for options and
       warrants exercised in exchange for
       cash and accrued compensation               161,145
     Common stock issued for services,
       compensation, and accrued
       settlement                                  273,014                        (177,000)
     Common stock issued in conjunction
       with debt financing                         214,475
     Common stock acquired from prior
       employee per agreement                     (151,575)                        151,500
     Intrinsic value of common stock
       conversion feature of convertible
       debt                                      1,778,436

     Offering costs
     Series A Preferred Stock dividends,
       $0.10 per share                                           (201,895)

     Series A Preferred Stock converted
       to common stock                              (3,380)
      Series A Preferred Stock issued for
       services of employee                        239,760                        (143,333)

     Amortization of deferred compensation                                         437,241
                                                ----------   ------------    -------------   -------------
 Balance, December 31, 2005                 $   25,088,614  $ (28,457,694) $      (142,674) $           -
                                                ==========   ============    =============   =============
                 See accompanying notes to financial statements



                                                       ACCUMULATED         TOTAL
                                                          OTHER         STOCKHOLDERS'
                                                      COMPREHENSIVE        EQUITY
                                                          LOSS            (DEFICIT) I
                                                   --------------     -------------
 Balance, December 31, 2003                          $        -             (94,637)
     Warrants granted for services,
       compensation and under default
       provisions of promissory notes                                       385,492
      Subscription receivables not paid                                    (100,000)
      Common stock issued for warrants
       exercised from the private
       placement                                                          3,616,500
      Common stock issued for options and
       other warrants exercised                                             352,184
     Common stock issued for services,
       compensation, debt payment and
       settlements                                                        2,080,189
      Common stock issued for cash from
       private offering                                                   2,246,456
      Offering costs                                                       (482,946)
      Series A & Series B preferred stock
       dividend resulting from intrinsic
       value of convertible preferred
       stock                                                                     -
      Series A and B Preferred Stock
       converted to common stock                                                 -
      Series B Preferred Stock issuable
       to private placement holders                                              -
      Series B Preferred Stock dividends,
       $1 per share                                                         (17,901)
      Series A Preferred Stock issued for
       cash                                                                  75,000
      Series A Preferred Stock issued for
       services of employees,
       non-employees and accrued expenses                                    56,500
      Series A Preferred Stock dividends,
       $0.10 per share                                                     (270,583)
      Amortization of deferred
       compensation and consulting                                        2,062,760
      Net loss for the year ended
       December 31, 2004                                                 (7,904,229)
                                                   --------------     -------------
 Balance, December 31, 2004                                     -         2,004,785
     Net loss for the year ended December
       31, 2005                                                          (8,482,125)
     Unrealized losses on marketable
       securities                                          (4,413)           (4,413)
                                                                      -------------
           COMPREHENSIVE LOSS
                                                                         (8,486,538)

     Warrants and options granted for
       service and compensation                                             415,150
     Cancellation of option granted for
       service                                                                   -
      Repricing of options                                                   38,500
     Common stock issued for options and
       warrants exercised in exchange for
       cash and accrued compensation                                        161,750
     Common stock issued for services,
       compensation, and accrued
       settlement                                                            97,000
     Common stock issued in conjunction
       with debt financing                                                  215,275
     Common stock acquired from prior
       employee per agreement                                                  (225)
     Intrinsic value of common stock
       conversion feature of convertible
       debt                                                               1,778,436

     Offering costs                                                              -
     Series A Preferred Stock dividends,
       $0.10 per share                                                     (201,895)

     Series A Preferred Stock converted
       to common stock                                                           -
      Series A Preferred Stock issued for
       services of employee                                                  96,667

     Amortization of deferred compensation                                  437,241
                                                   --------------     -------------
 Balance, December 31, 2005                       $        (4,413)     $ (3,443,854)
                                                   ==============     =============
                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                2005               2004
                                                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                 $   (8,482,125)    $    (7,904,229)
Adjustments to reconcile net loss to net cash used in operating activities:
      Stock, warrants and notes issued for compensation and services                            486,650           2,027,645
      Gain from settlement of certain accruals and accounts payable                                   -            (335,466)
      Stock based settlement loss                                                                     -              71,500

      Non-cash interest expense for stock issued to note holders that were in default                 -              46,500
      Non-cash interest expense, including intrinsic value of convertible debt and
      amortization of debt discount                                                           1,676,481              17,571

      Non-cash interest related party                                                                 -                   -

      Bad debt                                                                                   11,780              18,462
      Amortization of technology rights                                                          20,000             130,833
      Amortization of deferred consulting and compensation                                      437,241           2,062,760
      Amortization of deferred financing fees                                                    64,000                   -

      Loss on disposal of assets and asset shrinkage                                             16,787              22,768
      Impairment of long-lived assets                                                                 -             195,398
      Compensation and services expense payable in common stock                                 454,775             191,669
      Depreciation                                                                              118,018             169,205
      Other                                                                                       4,692                   -
(INCREASE) DECREASE IN ASSETS:

      Accounts receivable and other receivables                                                 (28,401)             (8,974)
      Inventory                                                                                (552,648)

      Due from affiliate                                                                              -              (2,863)
      Prepaid expenses and other current assets                                                (114,484)            (38,354)
      Deposits and other assets                                                                 (20,429)            (23,084)
INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                                                          139,852            (198,026)
      Royalties payable                                                                               -             (52,501)

      Accrued expenses                                                                           64,778             174,505
      Accrued compensation                                                                       75,310            (176,689)
      Deferred revenues                                                                           9,340             (58,238)
      Deferred gain on sale of future revenues                                                        -            (150,000)
                                                                                            --------------     --------------
          NET CASH USED IN OPERATING ACTIVITIES                                              (5,618,383)         (3,819,608)
                                                                                            --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in technology rights                                                                 -            (522,500)
      Investment in marketable securities                                                             -            (401,233)
      Investment in patents                                                                    (380,439)            (48,657)
      Proceeds from sales of marketable securities                                              396,541                   -

      Proceeds from sale of property and equipment                                                6,472                 850
      Purchase of property and equipment                                                        (96,083)           (118,461)
                                                                                            --------------     --------------
          NET CASH USED IN INVESTING ACTIVITIES                                                 (73,509)         (1,090,001)
                                                                                            --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Series A convertible preferred stock dividends paid                                      (121,250)           (257,347)
      Purchase of treasury stock                                                                (15,225)                  -
      Proceeds from notes and loans payable, net of expenses                                  5,011,000                   -
      Payments on notes and loans payable                                                       (75,000)           (302,511)
      Proceeds from sales of common stock and exercise of warrants and options, net
         of offering costs                                                                      121,750           5,632,194
      Deferred stock issuance costs                                                             (63,892)                  -

      Proceeds from issuance of preferred stock - Series A                                            -              75,000
                                                                                            --------------     --------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,857,383           5,147,336
                                                                                            --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                $     (834,509)    $       237,727
Cash and Cash Equivalents at Beginning of Year                                                1,561,650           1,323,923
                                                                                            --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $      727,141     $     1,561,650
                                                                                            ==============     ==============
(continued)


(continued)

                                                                                                   2005            2004
                                                                                                -----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Approximate interest paid in cash                                                       $    261,785     $      -
     Income taxes paid                                                                       $      -         $      -

       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Debt and accrued liabilities settled/paid with common stock, net of subscriptions
     receivable                                                                              $    181,664     $    227,361
                                                                                                ===========      ==========
     Subscription receivable paid with reduction of debt                                     $          -     $     18,575
                                                                                                ===========      ==========
     Debt and accrued interest - related party settled with capital stock                    $          -     $          -
                                                                                                ===========      ==========
     Series A and Series B preferred stock dividends from intrinsic value                    $          -     $    172,028
                                                                                                ===========      ==========
     Accounts payable and accrued expenses settled with Series A preferred stock             $          -     $     24,000
                                                                                                ===========      ==========
     Discount on debt for intrinsic value of convertible notes payable                       $  1,778,436     $          -
                                                                                                ===========      ==========
     Other comprehensive loss from unrealized loss                                           $      4,413     $          -
                                                                                                ===========      ==========
     Termination of warrant and common stock returned                                        $    178,700     $          -
                                                                                                ===========      ==========
     Common stock issued for conversion of Series A preferred stock                          $      1,126     $         99
                                                                                                ===========      ==========
     Common stock issued for conversion of Series B preferred stock                          $          -     $         29
                                                                                                ===========      ==========
     Common stock issued for accrued expense settlements                                     $     54,000     $    160,600
                                                                                                ===========      ==========
     Common stock issued for deferred consulting and compensation                            $    710,333     $  1,082,735
                                                                                                ===========      ==========
     Common stock issued for debt financing                                                  $    215,275     $          -
                                                                                                ===========      ==========

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------



NOTE 1   NATURE OF OPERATIONS AND BASIS OF PRESENTATION
------
         OnScreen Technologies, Inc. (the Company) is commercializing its innovative OnScreen(TM) light emitting diode (LED) technology to the world of visual communications. The Company is focused on the design, development and sale of LED displays utilizing the OnScreenTM architecture. The Company seeks to develop innovative approaches to these products and delivery systems, which concentrates in the commercial and government markets.

         The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $8,482,125 and cash used in operations of $5,618,383 for the year ended December 31, 2005 and an accumulated deficit of $28,457,694, stockholders' deficit of $3,443,854, and working capital deficit of $4,118,965 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         The Company is continuing to raise additional capital for the commercialization of its OnScreen(TM) technology product lines; which the Company believes will provide sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product lines into production during 2006. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------
         (A) USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include estimates used to review the Company's long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.

         (B) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------


         (C)  MARKETABLE SECURITIES AVAILABLE-FOR-SALE

         In order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. The Company classifies these marketable securities as available-for-sale. These securities are recorded at fair market value, with unrealized gains or losses excluded from earnings and included in other comprehensive income within stockholders' equity. Realized gains and losses on the sale of these securities are determined using the specific-identification method.

         The restricted available-for-sale securities are comprised of the following at December 31, 2005. The gross unrealized losses are included in accumulated other comprehensive income:

                                                               Gross           Estimated
                                            Amortized        Unrealized           Fair
                                              cost             Losses            Value
                                           ------------     -------------     -------------
Equity securities                       $       14,000   $       (2,079)   $        11,921
Corporate debt securities                        6,000             (259)             5,741
Mutual funds                                    10,000           (2,075)             7,925
Money market                                     1,594                 -             1,594
                                            -----------      ------------      -----------
                                        $      31,594    $       (4,413)   $        27,181
                                            ===========      ============      ===========

         The corporate debt securities have a maturity of less than one year. The Company received proceeds of $396,541 from the sale of investments and recognized losses on sale of investments of $3,956 during the year ended December 31, 2005. The loss is included in investment income on the Statement of Operations.

         (D) ACCOUNTS RECEIVABLE

         Accounts receivable consist of the receivables associated with the revenue derived from the Company's LED truck and its Living Windows(TM) products. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $11,780 at December 31, 2005 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

         (E) INVENTORY

         Inventories are stated at the lower of cost (first-in, first-out basis) or market. All of the inventory is finished goods at December 31, 2005. During 2005, the Company impaired $25,000 of defective inventory which is included in Cost of Goods Sold on the Statement of Operations.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         (F) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2005.

         (G) PROPERTY AND EQUIPMENT

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

         (H) LONG-LIVED ASSETS

         The Company periodically reviews its long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. See Note 3 for the impairment amounts that were recorded during 2004. There was no impairment amount recorded during 2005.

         (I) IDENTIFIABLE INTANGIBLE ASSETS

         As of December 31, 2005, the Company had capitalized $522,500 of costs related to technology rights it had acquired. The Company is amortizing the remaining unamortized technology rights over a twenty year life.

         As of December 31, 2005, the Company had capitalized $429,096 of costs related to filing patent applications. When the patents are approved, the Company will then amortize these costs over the life of the patent. Any patents that are not approved will be expensed at that time. At December 31, 2005, all of the patents are pending approval.

          (J) STOCK-BASED COMPENSATION

         For the stock options, warrants and stock issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. For options, the compensation amounts are amortized over the respective vesting periods of the option grant. For stock compensation, the amounts are amortized over the shorter of the vesting period or the period of service the award pertains to. The Company provides pro forma disclosures of net loss and pro forma loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation" - transition and disclosure, an amendment of SFAS No. 123.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         The following table illustrates the effect on net loss available to common stockholders and loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2005 and 2004:


                                                                          2005                   2004
                                                                   -------------------     -----------------
    Net Loss Available to Common Stockholders:
        Net loss available to common stockholders as reported   $         (8,684,020)   $       (8,364,741)
        Plus total stock-based employee compensation cost
           included in the net loss, net of related tax
           effects                                                           469,318               142,468
        Less total stock-based employee compensation
           expenses determined under fair value based method
           for all awards, net of related tax effects                       (597,754)             (665,710)
                                                                   -------------------     -----------------
       Pro forma net loss                                       $         (8,812,456)   $       (8,887,983)
                                                                   ===================     =================
    Loss per share:
       As reported                                              $              (0.12)   $            (0.23)
                                                                   ===================     =================
       Pro forma                                                $              (0.13)   $            (0.25)
                                                                   ===================     =================

         See Note 7 section I, for additional disclosure and discussion of the Company's employee stock plan and activity.

         The Company accounts for services provided by non-employees who are issued equity instruments based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable on the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

         (K) REVENUE RECOGNITION

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

         (L) WARRANTY RESERVES

         The Company records a warranty reserve liability based on its estimates of future costs on sales recognized. There was no warranty reserve recorded at December 31, 2005.

         (M) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $39,823 and $19,422, respectively.

         (N) INCOME TAXES

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

         Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2005 and 2004 based on uncertainties concerning the Company's ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2005 and 2004. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         (O) NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2005 and 2004, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2005 and 2004. The following table summarizes the potential common stock shares at December 31, 2005 which may dilute future earning per share.

         Convertible preferred stock                   7,542,872
         Warrants and options                          6,187,500
         Convertible debt                             20,000,000
                                                  ---------------
                                                      33,730,372
                                                  ===============

         (P) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The Company believes the carrying amounts of the short-term financial instruments, including accounts receivable, notes payable and current liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2005 due to the relatively short-term nature of these instruments.

          (Q) RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
         2004) ("SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company adopted this SFAS as of January 1, 2006. The adoption of this SFAS does not have an impact on the Company's financial statement through December 31, 2005, but will increase the cost of equity compensation by $32,756 during 2006 related to 182,500 of its options that are not vested at December 31, 2005 as the options will be valued at fair value instead of the intrinsic value.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

         (R) RECLASSIFICATIONS

         Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.


NOTE 3 PROPERTY AND EQUIPMENT, NET
----------------------------------

Property and equipment is summarized as follows at December 31, 2005:

     LED truck                                            $        450,000
     Equipment                                                      87,084
     Computers and software                                         68,042
     Vehicles                                                       38,173
     Leasehold improvements                                         10,988
                                                             ---------------
                                                                   654,287
     Less accumulated depreciation                                (399,530)
                                                             ---------------
                                                            $      254,757
                                                             ===============

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $118,018 and $169,205, respectively.

During 2004, management evaluated the recovery of the recorded value of the boards and determined since, the Company did not receive any revenue from these boards during 2004 and the fair value of the boards was less than the net book value of the boards there was an impairment loss of $195,398 which was included in impairment loss on the Statements of Operations.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 4 TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS
-----------------------------------------------------------

TECHNOLOGY RIGHTS UNDER LICENSE 1
---------------------------------
The Company, under a license agreement, obtained an exclusive license in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches. Prior to 2005, the Company recorded a technology right intangible asset for the $522,500 it paid for these rights. The remaining unamortized technology rights are amortized over the twenty-year estimated life of the technology. The Technology Rights at December 31, 2005 were as follows:

         Technology Rights                  $ 522,500
         Accumulated Amortization            (150,833)
                                             --------
                                            $ 371,667
                                            =========

The amortization of the technology rights during 2005 and 2004 was $20,000 and $130,833, respectively. The estimated annual amortization expense is $20,000 for each for the next five years. The management of the Company has evaluated the technology rights for impairment and based upon its projected cash flow analysis from this technology believes there is no impairment of these technology rights at December 31, 2005.

LICENSE 2
---------
On February 3, 2004, a third party and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the OnScreen technology (including the 11.25% license payments), the Company paid to this third party during June 2004, $150,000 plus agreed to pay the following annually declining percentage of revenue derived from the commercialization of the direct view LED video display technology with angular dimension greater than 30 inches:
5% in 2005 declining to 2% in year 2008 and thereafter. The $150,000 reduced the deferred gain on sale of future revenues which had been recorded on the Company's balance sheet during 2004. In the event of a change of control of the Company, the percentage of revenue stated above shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 5 CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES
-------------------------------------------------------------------------------

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party. The interest rate was 15% per annum. Interest only payments are due monthly until maturity of the note when the principal is due. One of the Company's Board of Directors and another officer of the Company both have a controlling interest in the company that is the note holder. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding (see below) with $1 million assigned to the adult brother of a related party (who management does not consider to be a related party), $100,000 assigned to a trust controlled by a member of our Board of Directors and $400,000 assigned to unrelated parties.

During the third and fourth quarters of 2005, the Company executed three-month convertible promissory notes totaling $3.5 million. One of the note holders is the CFO who has a $100,000 note with the same terms as the other note holders. The Company has the option to extend these notes for an additional three-month period. The Company has verbally extended those notes that came due and intends to extend the remaining notes. The interest rate is 12% per annum. Interest only payments are due monthly until the maturity of these notes at which time the principal is due. If the notes are paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three-month periods. The note holders have the right to convert their notes to common stock at the lower of the exercise price of $0.25 per share or the price set for a future equity offering. At December 31, 2005, the price for an equity offering was not set, therefore the conversion price was $0.25.

The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by the Company including the patent portfolio.

In total, the Company issued convertible notes totaling $5 million. All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activates" and related interpretations. Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. The intrinsic value related to the convertible feature of the debt was valued at $1,778,436 and is being amortized over the three-month term of the notes. At December 31, 2005, $270,163 remained on the Company's Balance Sheet as a discount to debt related to this convertible feature. The Company issued 800,000 shares of its common stock to several note holders who were eligible to receive 100,000 shares of common stock based upon a $500,000 investment. These shares were valued at $215,275 based upon the allocation of the $4,000,000 proceeds to debt and equity based upon their fair market values. At December 31, 2005, $47,067 remained on the Company's Balance Sheet as a discount to debt related to the allocation of the proceeds to the 800,000 shares of common stock.

NOTE 6 COMMITMENTS AND CONTINGENCIES
------------------------------------

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------


         (B) ROYALTY AND LICENSE FEE AGREEMENTS

         See Note 4-License and Royalty Agreements for a discussion of commitments owed under royalty and license fee agreements.

         (C) EMPLOYMENT AGREEMENTS

         CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS On December 12, 2005, the Company executed an agreement with the Chief Executive Officer/President and Chairman of the Board of Directors ("CEO") that expires November 21, 2008. The CEO's annual salary is $275,040. The CEO is eligible to receive a one-time sign-on bonus of $100,000 upon completion of an equity round of financing. The CEO is also eligible for annual bonuses with a minimum 15% bonus of his salary and the potential to receive up to 100% bonus of his salary. In the first year, the CEO will receive a minimum bonus of $100,000. The Company granted five-year options to purchase two million shares of its common stock at an exercise price of $0.01 per share. Additionally, on the first and second anniversary of the agreement, the CEO shall receive five-year stock options with an exercise price of $0.01 in equal installments such that at the end of the two years the CEO has options to purchase a total number of common stock shares equaling five percent of the fully diluted common shares upon the closing of the equity financing to be completed on or about January 1, 2006. At December 31, 2005, the Company had accrued compensation expense of $12,431 pertaining to the options to be granted per his agreement for an estimated 2,268,574 shares of its common stock.

         CORPORATE SECRETARY, GENERAL COUNSEL AND EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT On December 12, 2005, the Company executed an agreement with the Corporate Secretary, General Counsel and Executive Vice President of Corporate Development ("Corporate Secretary") that expires November 21, 2008. The Corporate Secretary's annual salary is $180,000. The Corporate Secretary is eligible to receive a one-time sign-on bonus of $50,000 upon completion of an equity round of financing. The Corporate Secretary is also eligible for annual bonuses with a minimum 25% bonus of his salary and the potential to receive up to 50% bonus of his salary. In the first year, the Corporate Secretary will receive a minimum bonus of $45,000.

         CHIEF FINANCIAL OFFICER
         On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Financial Officer (CFO). On October 6, 2004, the Compensation Committee of the Board of Directors authorized an increase in the CFO's salary to $180,000 effective November 1, 2004.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         On October 6, 2004, the Compensation Committee of the Board of Directors also granted the CFO 375,000 shares of Series A Convertible Preferred stock and 1,500 shares of Series B Convertible Preferred stock in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006, and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006. These shares will be issued with the provision that the CFO has not terminated his employment voluntarily prior to the issuance of the shares. The 375,000 shares of Series A Convertible Preferred Stock are valued at $1.00 per share based on contemporaneous cash sales during 2004. The total value of these Series A shares is $375,000 and is being expensed over the term of the CFO's employment agreement. The 1,500 shares of Series B Convertible Preferred Stock are valued at $270 per share based on contemporaneous cash sales during 2004 of common stock multiplied times the conversion ratio of 1,000. The total value of these Series B shares is $405,000 and is being expensed over the term of the CFO's employment agreement. At December 31, 2005, the Company had accrued $433,350 related to the Series A and Series B Convertible Preferred Stock that is to be issued per his agreement. During January 2006, the Company issued 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to the CFO in accordance with this agreement.

         DIRECTOR OF GOVERNMENT SALES
         On November 4, 2005, the Company executed a one-year employment agreement with the Director of Government Sales. He will be paid $15,000 per month for January and February 2006 and then will be paid an annual salary of $150,000 until the Company has the RediAlert(TM) or RediDMS(TM) products produced at which time his annual salary shall be reduced to $125,000. He is also eligible to receive sales commissions. In addition, the employee is eligible for a bonus of 500,000 shares of the Company's common stock if the employee exceeds his sales target and is employed at the end of the one-year agreement term. At December 31, 2005, the Company had accrued $26,667 of compensation expense for this bonus.

         DIRECTOR OF ADMINISTRATION
         In accordance with the Director of Administration's employment agreement, he is paid an annual salary of $75,000 and a stock bonus of the Company's registered common stock equal in value to $25,000 within two and one-half months after the end of each year of employment during which he was employed by the Company. The employment agreement expires May 21, 2008. At December 31, 2005, the Company had accrued $25,000 related to the common stock bonus that is to be issued per his agreement for his 2005 service period.

         (D) LEASES

         During October 2005, the Company executed a non-cancelable 5-year office lease in Portland, Oregon commencing November 1, 2005. With one hundred eighty days prior written notice, the Company has the right to renew this lease for an additional five years.

         The Company executed a non-cancelable 5-year office lease commencing May 1, 2001 in Safety Harbor, Florida. With sixty days prior written notice, the Company has the right to renew this lease for an additional five years. During 2004, the Company needed additional space and executed an additional non-cancelable 5-year office lease commencing on December 1, 2004. The annual rent escalation for both leases is the greater of the CPI or 3%.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         Future minimum lease payments under these leases are as follows:

         Year Ending December 31,

                            2006                      $      212,000
                            2007                             151,000
                            2008                             171,000
                            2009                             174,000
                            2010                             143,000
                                                       ---------------
                                                      $      851,000
                                                       ===============

         Rental expense was $184,600 and $142,766 in 2005 and 2004, respectively, included in selling, general and administrative on the statement of operations.

         (E) CONSULTING AGREEMENTS

         During 2005, the Company entered into an investor relations agreement for which the Company has granted 100,000 shares of its common stock to this firm to be issued after January 20, 2006. At December 31, 2005, the Company had accrued $7,333 of expense related to this stock commitment based upon the quoted market price of the stock at December 31, 2005.

         (F) VENDOR COMMITMENTS

         At December 31, 2005, the Company had an outstanding commitment to a vendor for materials and finished goods that had not been delivered to the Company of $413,184.

NOTE 7 STOCKHOLDERS' EQUITY
---------------------------

          (A) CONVERTIBLE PREFERRED STOCK SERIES A

         The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock ("Series A"). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued. On the Balance Sheet, the shares issued are higher than the shares outstanding due to the conversion of the Series A to common stock.

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         During 2004, the Company issued 120,000 shares of its Series A Preferred Stock to its CFO in accordance with his employment agreement. These 120,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $120,000 is being expensed over the three-year employment agreement with $40,000 deferred and $80,000 expensed as of December 31, 2005.

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

         During the year ended December 31, 2005, the Company converted 1,126,487 shares of the Company's Series A convertible preferred stock into 4,505,948 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

         During 2005, the Company issued 240,000 shares of its Series A convertible preferred stock to its CFO in accordance with his employment agreement. The 240,000 shares were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $240,000 is being expensed over the three-year employment agreement with $80,000 deferred and $160,000 expensed as of December 31, 2005.

         During 2005, the Company recorded Series A convertible preferred stock dividends of $201,895.

         (B) CONVERTIBLE PREFERRED STOCK SERIES B

         On February 3, 2004, the Company's board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. Once the Series B shares have been issued, they cannot be reissued. On the Balance Sheet, the shares issued are higher than the shares outstanding due to the conversion of the Series B to common stock.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

         (C) COMMON STOCK DIVIDEND RESTRICTIONS

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

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

         (F) COMMON STOCK ISSUANCES

         The Company entered into a stock purchase agreement on October 31, 2003 whereby the buyer agreed to purchase 1,000,000 shares of the Company's common stock for $250,000 and also received warrants to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.50 with an expiration date of February 28, 2004. The Company recorded $1,000 in its common stock issuable equity account for the 1,000,000 shares which are to be issued upon receipt of payment. The Company recorded the purchase price of $250,000 for the 1,000,000 shares of the Company's common stock in subscriptions receivable as the funds had not been received by the Company at December 31, 2003. Subsequent to year end, this subscription was not fulfilled and the warrants expired. Therefore, the Company reduced its subscription receivable for the $250,000 and reduced the common stock issuable for the 1,000,000 shares during 2004.

         During 2004, the Company issued 50,000 shares of its common stock pursuant to the exercise of the rights of certain note holders granted under the default provisions of certain promissory notes. The issuance resulted in additional subscriptions receivable of $1,250 for a total issuance price of $1,250 or $0.025 per share.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

         As part of the October 11, 2004 agreement with a certain investor, the Company also agreed to issue 100,000 shares of stock to this party for the services they provided to the Company during the Company's negotiations with a third party which included the forgiveness by the third party of dividends that accrued on 114,343 shares of Series A Convertible Preferred Stock. These shares were valued at $0.27 per share based on contemporaneous cash sales around the date of grant. During 2004, the Company recorded the $27,000 as general consulting expense and also recorded a settlement gain of $12,093 related to the Series A dividends that were forgiven.

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

         During 2004, the Company issued 1,666,312 shares of its common stock to its then President/CEO in accordance with his employment agreement. These shares were valued based upon the quoted market price of $0.86 on the grant date and the expense of $1,433,028 was recorded during 2004.

         During 2004, the Company issued 450,000 shares of its common stock to its then President of its OnScreen Products Division. The Company had a right to repurchase 150,000 of these shares from the employee for $225 as they were not fully vested when he left the Company. The 450,000 shares were valued at $454,500 based upon the quoted market price of $1.01 on the grant date and $303,000 was recorded as an expense over the employee's employment agreement. During the year ended December 31, 2005, the Company repurchased 150,000 shares of common stock for $225. The Company cancelled these 150,000 shares of its common stock. These shares were not vested at the time the employee left the Company; therefore, deferred compensation was reduced by $151,500 during 2005.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

         During 2005, warrants and options were exercised to purchase 605,000 of the Company's common stock. The Company received $161,750 of proceeds from these exercises of warrants and options.

         During 2005, the Company issued 200,000 shares of its common stock that it had recorded an accrued liability of $54,000 for at December 31, 2004.

         During 2005, the Company issued 28,751 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2004, in accordance with the employee's employment agreement.

         During 2005, the current Director of Government Sales and previous CEO/President received an additional 2.1 million shares of the Company's common stock and the vehicle allowance was increased. Also, the current Director of Government Sales and previous CEO/President relinquished certain rights he had to revenue which he had previously been entitled to per his contract. The 2.1 million shares were valued at $0.27 per share totaling $567,000 based on contemporaneous cash sales and will be recorded as compensation expense over the remaining term of his employment agreement. During November 2005, this employee returned 1,500,000 of the shares of stock as a new employment agreement was entered into. The Company paid him a nominal $15,000 for those shares. $390,000 of the previous compensation recorded was reversed and $177,000 total compensation expense was recorded for the shares issued to this employee during 2005.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         The current CEO was to receive 1.5 million shares of Company stock in accordance with his initial employment agreement entered into in early 2005, plus additional stock awards throughout his employment agreement. The total value of the awards as measured on the grant date was $1,350,000 based on a $0.27 per share contemporaneous cash sales price of which $961,875 was recorded as compensation expense during 2005. The shares were never issued and during December 2005, the Company entered into a new agreement which replaced the prior agreement and eliminated any stock awards. In accordance with APB 25 and related interpretations, the $961,875 of compensation expense for the stock was reversed.

         During the third quarter of 2005, the Company issued 7,500 shares of its common stock for the purchase of the website, www.onscreentechnologies.com. These shares were valued at $3,000 using the quoted market price on the date of grant and were recorded as administrative expenses during 2005.

         During the year ended 2005, the Company granted 150,000 shares of its common stock for investor relation services. These shares were valued at $30,000 based upon the quoted market price of the stock on the date of grant and were recorded as administrative expenses during 2005.

         The Company issued 800,000 shares of its common stock to several note holders who were eligible to receive 100,000 shares of common stock based upon the issuance of convertible notes payable which equal or exceed $500,000. These shares were valued at $215,275 based upon the allocation of the $4,000,000 proceeds to debt and equity based upon their fair market values.

         The intrinsic value related to the convertible feature of the convertible debt that was issued during 2005 was valued at $1,778,436 and is being amortized over the three-month term of the notes.

         (G) INVESTMENT AGREEMENT

         On February 3, 2004, the Company and Swartz entered into a settlement and termination of investment agreement. The Company agreed to i) pay $10, ii) promptly issue the 379,907 shares of common stock from the cashless exercise of the Swartz warrants of which Swartz agreed to limit its sales of these shares of Company stock to ten percent of the Company's trading volume for any calendar month, iii) Swartz shall retain the 100,000 shares of stock that had been issued during 2002 per the initial agreement and then were not valid as put shares as the put transaction was never executed, but the shares had been issued to Swartz and iv) the investment agreement between the Company and Swartz shall terminate subject to the completion of items i - iv above. During February 2004, the Company issued the 379,907 shares of common stock (without any restrictive legends).

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         The 100,000 share were valued at $104,000 using the quoted marked price of $1.04 on the date of settlement. This $104,000 settled the $100,000 commitment payable that was owed to Swartz at December 31, 2003 and the remaining $4,000 was recognized as a settlement loss.

         (H) NON-EMPLOYEE STOCK WARRANTS

         During 2004 the Company granted warrants to purchase 1,395,736 shares of the Company's common stock to certain service providers at exercise prices ranging from $0.25 to $0.50. These warrants were valued at an aggregate of $707,352 and are recognized as consulting expense over the period of each consultant's agreement. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% to 2.03%. At December 31, 2005, 75,000 of these warrants are outstanding.

         During 2004, the Company granted warrants to purchase 50,000 shares of the Company's common stock under the default provisions of certain notes payable at an exercise price of $0.025. These warrants were valued at $46,500 using the Black-Scholes option pricing model with a 30 day expected life, volatility of 74% - 100%, zero expected dividends and a discount rate of 0.85% - 0.92% and the $46,500 was charged to interest expense. All of these warrants were exercised during 2004.

         During 2005, the Company granted a warrant to purchase 20,000 shares of its common stock for legal services at an exercise price of $0.75. This warrant was valued at $15,000 using the Black-Scholes option pricing model with a six-month expected life, volatility of 73%, zero expected dividends and a discount rate of 2.61% and the $15,000 was charged to administrative expense. This warrant was exercised during 2005.

         A summary of the warrants issued to non-employees for services as of December 31, 2005 and 2004 and changes during the years is presented below:


                                                                       2005                                   2004
                                                         ----------------------------------    -----------------------------------
                                                                                Weighted                              Weighted
                                                                                Average                                Average
                                                           Number of            Exercise         Number of            Exercise
                                                            Warrants             Price            Warrants              Price
                                                         ----------------     -------------    ----------------     --------------

         Balance at beginning of period                       2,150,000    $     0.55               3,055,000    $      0.47
         Granted                                                 20,000    $     0.75               1,395,736    $      0.28
         Exercised                                             (595,000)   $     0.27              (1,470,736)   $      0.34
         Forfeited                                           (1,500,000)   $     0.69                (830,000)   $      0.15
                                                         ----------------                      ----------------
         Balance at end of period                                75,000    $     0.25               2,150,000    $      0.55
                                                         ================                      ================

         Warrants exercisable at end of period                   75,000    $     0.25               2,150,000    $      0.55
                                                         ================                      ================
         Weighted average fair value of warrants                           $     0.002                           $      0.30
           granted during the period

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------


         During 2005, warrants to purchase 1.5 million shares of the Company's common stock expired during the year and are recorded as forfeited in the table above.

         The following table summarizes information about non-employee stock warrants outstanding that were issued for services at December 31, 2005:

                          Warrants Outstanding and Exercisable

                                                   Weighted
                                                    Average         Weighted
                                 Number            Remaining         Average
          Range of           Outstanding at       Contractual       Exercise
       Exercise Price       December 31, 2005         Life            Price
       ----------------     ------------------   ---------------  --------------
        $     0.25                75,000            2.1 Years      $     0.25

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

         On August 25, 2005, the Board of Directors approved the 2005 Equity Incentive Plan ("2005 Plan") for 2,000,000 shares of the Company's common stock. The 2005 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company's stock and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and to further the interest of the shareholders. The 2005 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time an option is granted but the exercise price shall not be less than the fair market value on the date the options is granted. Stock options granted under the 2005 Plan have a maximum duration of 10 years.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, the excess of the fair values of the common stock underlying the options over the exercise prices on the dates of the grants are recorded as a compensation expense.

         During the first quarter of 2004, the Company issued warrants to the CFO and a director each to purchase 100,000 shares of the Company's common stock (200,000 in total). These warrants were valued at $149,000 based on quoted market prices and will be recorded as compensation expense over the service period.

         During 2004, a member of the Board of Directors was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant was valued at $12,000 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

         During 2004, the CFO was granted a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant was valued at $10,000 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

         For additional services to be provided, the then President, OnScreen Products Division was granted a five-year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant was valued at $40,000 based on the fair value of common stock of $0.27 based on contemporaneous cash sales during 2004 of common stock and will be recorded to compensation expense through the vesting date of November 1, 2006. During 2005, this employee left the Company and the Company reduced the deferred compensation account by $27,200 for the cancellation of an option that was not fully vested when the employee left the Company.

         During 2005, the Company repriced options to a former employee to purchase 1,050,000 shares of its common stock that previously had exercise prices ranging from $0.25 to $0.35 per share to an exercise price of $0.20 per share. The Company recorded $38,500 of compensation expense and additional paid-in-capital related to this transaction.

         During 2004, the Director of Administration was granted a five-year warrant to purchase 600,000 shares of common stock with an exercise price of $0.25 for services provided. This warrant was valued at $12,000 based on contemporaneous cash sales during 2004 of common stock and was recorded to compensation expense during 2004.

         During 2004, a total of 40,000 of stock options were granted to two employees. The exercise price exceeded the fair value of common stock based on contemporaneous common stock cash sales during 2004; therefore no compensation expense was recorded as there was no intrinsic value.

         During 2005, the Company granted stock options to various employees to purchase 182,500 shares of its common stock after vesting periods that range from immediately to 1 year. The exercise prices range from $0.25 to $1.00 and the fair value of the Company's stock ranged from $0.27 to $0.32 based on contemporaneous cash sales if there were any or the quoted market value of the Company's common stock on the dates of grant. The Company recorded an intrinsic value of $150 related to these stock options.

         During 2005, the Company granted stock options from the 2005 Plan to various employees to purchase 265,000 shares of its common stock vesting periods that range from immediately to two years. The exercise prices are $0.25 and the quoted market value of the Company's common stock ranged from $0.21 to $0.25 on the dates of grant. The intrinsic value of these grants was -0-, therefore no expense was recognized related to these stock options.

         During 2005, a member of the Board of Directors was granted a three-year warrant to purchase 100,000 shares of the Company's common stock with an exercise price of $0.75 for services provided. The exercise price exceeded the fair value of common stock based on contemporaneous common stock cash sales during 2004; therefore no compensation expense was recorded as there was no intrinsic value.

         During 2005, the Chief Executive Officer was granted a five-year warrant to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 for services provided. The Company recorded an intrinsic value of $400,000 related to these stock options as the quoted market value of the Company's common stock of $0.21 on the date of grant exceeded the exercise price of $0.01.

         A summary of the warrants and options issued to employees as of December 31, 2005 and 2004 and changes during the year are presented below:


                                                       2005                                   2004
                                        -----------------------------------     ----------------------------------
                                                               Weighted                              Weighted
                                           Number of            Average            Number of           Average
                                         Warrants and           Exercise         Warrants and          Exercise
                                            Options              Price              Options             Price
                                        ----------------      -------------     ----------------     -------------
Balance at beginning of period               5,810,000     $      0.28               1,885,000    $      0.33
Granted                                      2,547,500            0.12               3,940,000           0.25
Exercised                                      (10,000)           0.30                  (5,000)          0.35
Expired                                       (100,000)           0.25                       -              -
Forfeited                                   (2,135,000)           0.28                 (10,000)          0.35
                                        ----------------                        ----------------
Balance at end of period                     6,112,500     $      0.19               5,810,000    $      0.28
                                        ================                        ================
Warrants and options exercisable at
end of period                                5,961,250     $      0.19               3,805,000    $      0.29
                                        ================   ===========          ================  ===========

         At December 31, 2005, there were 1,735,000 shares available under the 2005 Stock Plan.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         The weighted average fair value of warrants and options granted during the periods are as follows:

                                                          2005             2004
                                                          ----             ----
         Exercise price lower than the market price      $0.21            $0.30
         Exercise price equaled the market price         $0.19              n/a
         Exercise price exceeded the market price        $0.19            $0.36

         The fair value of warrants granted during 2005 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 145% - 205%, risk-free interest rates of 3.72% - 4.46%, and expected lives of 3 months to - 5 years.

         The fair value of warrants granted during 2004 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 166% - 312%, risk-free interest rates of .85% - 3.46%, and expected lives of 2 - 5 years.

         The following table summarizes information about employee stock warrants and options outstanding at December 31, 2005:

                      Warrants and Options Outstanding                            Warrants and Options Exercisable
------------------------------------------------------------------------------    ---------------------------------
                                               Weighted
         Range of           Number              Average            Weighted           Number            Weighted
                        Outstanding at         Remaining           Average         Exercisable          Average
         Exercise        December 31,         Contractual          Exercise        at December          Exercise
          Price              2005                Life               Price            31, 2005            Price
       -------------    ----------------    ----------------     -------------    ---------------     -------------
    $           0.01          2,000,000           4.9 Years   $          0.01          2,000,000   $          0.01
         0.20 - 0.25          3,220,000           2.5 Years              0.23          3,068,750              0.23
         0.35 - 0.50            720,000           0.8 Years              0.39            720,000              0.39
                0.75            162,500           2.5 Years              0.75            162,500              0.75
    $           1.00             10,000           0.1 Years              1.00             10,000              1.00
                        ----------------                                          ---------------
                              6,112,500           3.1 Years   $          0.19          5,961,250   $          0.19
                        ================                                          ===============


         (J) DEFERRED CONSULTING AND COMPENSATION EXPENSE FROM STOCK AND WARRANT ISSUANCES

         During 2004 and 2005, the Company entered into several consulting agreements with various consultants to provide services for the Company. The measurement date was typically the grant date for these agreements since the shares were contractually fully vested and nonforfeitable at the grant date. The Company amortizes the cost of each agreement over the contract term. At December 31, 2005, the Company had amortized all of the deferred consulting expense.

         During 2004 and 2005, the Company issued common stock, preferred stock and warrants to certain employees. The Company amortizes the cost of this equity compensation over the service period of the employee. At December 31, 2005, the Company had $142,674 of deferred equity compensation.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

         During the years ended December 31, 2005 and 2004, the Company recognized $437,241 and $2,062,760, respectively, of deferred consulting and compensation amortization expense.

NOTE 8 RELATED PARTY TRANSACTIONS
---------------------------------

At January 1, 2003, the company had a short-term loan payable from its current President of the OnScreen Products Division totaling $50,000. This loan was paid off in full during March 2004. The Company did not record any interest expense related to this loan.

On April 15, 2004, Orion One, LLC ("Orion") and the Company entered into a ninety day consulting agreement whereby as compensation for the services Orion was granted a warrant to purchase 600,000 shares of the Company's common stock at an exercise price of $0.25 to be exercised within ninety days (warrant was exercised and 600,000 share issued for $150,000). The warrant was recorded as a consulting expense of $402,360 during 2004. On October 11, 2004, Orion and the Company entered into an agreement whereby Orion would provide services to the Company and for these services, the Company would issue 100,000 shares of its common stock which was valued at $27,000. The former President of our OnScreen Products Division is an investor in Orion.

On February 3, 2004, a third party and the Company reached a master settlement and release agreement whereby, in consideration for the exchange of mutual releases and the third party relinquishing any claim to any of the benefits of the OnScreen (including the 11.25% license payments), the Company agreed to pay to this third party $150,000 within five days of receiving the $7.2 million funding in 2004 plus an annually declining percentage of revenue of 5% in 2005 declining to 2% in year 2008 and thereafter from the OnScreen revenues. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment transaction fee shall be paid by the Company to this third party ranging from 10% of the OnScreen appraised value up to $100,000,000, 7 1/2% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000. (See Note 4 - License
1). At the time of this agreement, the former President of the OnScreen Products Division was the manager in this third party company.

February 16, 2005 the inventor of the OnScreen technology, who licensed to the Company the rights of the direct view LED video display technology with angular dimension greater than 30 inches, conveyed through a third party corporation, all of the inventor's right, title and interest of the OnScreen technology to the Company for $200,000 which is included in patent costs on the accompanying Balance Sheet. The Company now owns all patent rights to the OnScreen technology unencumbered subject to the rights of F3 relating to the percentages of revenue from commercialization of the direct view LED video display technology with angular dimension greater than 30 inches. One of the Board of Directors of the Company has an interest in the third party corporation that conveyed these rights to the Company.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. This amount is included in patent costs on the accompanying Balance Sheet. One of the Board of Directors of the Company and another officer of the Company both have a controlling interest in the company that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company's fully diluted equity securities after giving effect to the Company's fund raising efforts. The warrants will have the same pricing and terms issued in connection with our private equity fund raising.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

During late March 2005, the Company signed a $1.5 million unsecured six-month promissory note. The interest rate is 15%, payable monthly. One of the Board of Directors of the Company has an interest in the company that is the note holder. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding with $1 million assigned to the adult brother of a related party (who management does not consider to be a related party), $100,000 assigned to a trust controlled by a member of our Board of Directors and $400,000 assigned to unrelated parties.

One of the note holders of the convertible promissory notes is the CFO who has a $100,000 note with the same terms as the other note holders.

During 2005, a sale of $21,000 was made to a customer who the owner is the brother of a director. The brother is not considered a related party for purposes of these financial statements.

NOTE 9 INCOME TAXES
-------------------

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

At December 31, 2005, the Company has available net operating loss carry forwards of approximately $16 million. These net operating loss carry forwards expire in various years through the year ending December 31, 2025; however, because the Company has incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of the Company's realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2005 and 2004, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

                                                                   2005                  2004

                                                              ----------------     ------------------
 Computed "expected" tax benefit                           $     (2,884,000)             (2,687,000)
 State tax benefit, net of federal effect                          (308,000)               (287,000)
 Change in valuation allowance                                    2,399,000               1,523,000
 Intrinsic value of convertible debt                                631,000                        -
 Equity instruments for services                                    162,000               1,451,000
                                                              ----------------     ------------------
                                                           $            -       $              -
                                                              ================     ==================

At December 31, 2005, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                   2005
                                                             -----------------
Deferred tax assets:
Net operating loss carry forwards                           $      6,205,000
Warrants issued to employees                                         224,000
Accrued expenses payable with common stock                           266,000
Impairment of assets                                                 318,000
Other                                                                 25,000
Valuation allowance for deferred tax asset                        (7,038,000)
                                                                           -
Deferred tax liabilities:
Property and equipment depreciation                                  (69,000)
Valuation allowance for deferred tax asset                            69,000
                                                             -----------------
                                                                           -
                                                             -----------------
                                                            $              -
                                                             =================

NOTE 10 OTHER SETTLEMENTS
-------------------------

During 2004, the Company settled several payables owed and recorded a settlement gain of $48,811 during 2004 related to these settlements.

During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. The settlement resulted in Capitol City Trailers paying $37,500 to the Company over time. At December 31, 2005, the Company had received $16,667, which it has recorded as a settlement gain. Due to the financial condition of Capitol City Trailers, the Company has not recorded a receivable of $12,917 for the remaining amount, but will record it as a settlement gain when it is received.

                           ONSCREEN TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

NOTE 11 CONCENTRATIONS
----------------------

During 2005, 43% of revenues were derived from three customers at 19%, 12% and 12%. During 2004, 36% of revenues were derived from two customers at 25% and 11%.

The Company's major products are reliant upon the OnScreen(TM) technology which it has purchased the rights to and it has applied for several patents related to this technology.

At December 31, 2005, the gross accounts receivable totaled $30,006, 89% was due from three customers at 32%, 29% and 28%.

Currently the Company is using one main supplier for its products. To switch to another supplier would take lead time for the new supplier to produce our products.

NOTE 12 SUBSEQUENT EVENTS
-------------------------

On January 30, 2006, the Company entered into a promissory note with a vendor for $375,474.99. The payment terms are $50,000 every two weeks for a total of seven payments and an eighth payment of $25,474.99 on May 12, 2006. There is no interest on this note unless there is a payment default which the default amount would accrue interest at prime rate on the last date of the prior fiscal quarter plus two percent. If equity financing is received, the note is due within five days of receipt of such funding. At December 31, 2005, $62,295 was included in accounts payable for this vendor.

During February 2006, the Company entered into a three-month convertible promissory note and received proceeds of $200,000. The Company has the option to extend these notes for an additional three-month period. The interest rate is 12% per annum. Interest only payments are due monthly until the maturity of this note at which time the principal is due. If the note is paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three-month periods. The note holder has the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. At the date of the note, the price for the equity round was not set; therefore the conversion price was $0.25. The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by the Company including the patent portfolio.