Form 10QSB
period 2006-03-31
ONSCREEN TECHNOLOGIES INC
filed 2006-05-15
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                        For quarter ended March 31, 2006

                         Commission File Number 0-29195


                           ONSCREEN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

         Colorado                     (3990)                 84-1463284
--------------------------------------------------------------------------------
  (State or jurisdiction        (Primary Standard         (I.R.S. Employer
   of incorporation or      Industrial Classification    Identification No.)
      organization)               Code Number)

                          600 NW 14th Avenue, Suite 100
                             Portland, Oregon 97209
                                 (503) 417-1700
          (Address and Telephone Number of Principal Executive Offices
                        and Principal Place of Business)

                         Charles R. Baker, CEO/President
                           OnScreen Technologies, Inc.
                          600 NW 14th Avenue, Suite 100
                             Portland, Oregon 97209
                                 (503) 417-1700
            (Name, Address and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

As of April 15, 2006, there were 70,623,219 shares of the Company's common stock outstanding, 40,313,883 shares of common stock issuable, 1,986,718 shares of Series A Convertible Preferred Stock outstanding and 500 shares of Series B Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.


                                      INDEX

                                     Part I
                                                                           Page
                                                                           -----
Item 1          Financial Statements                                         3
                Condensed Balance Sheets (unaudited)                         3
                Condensed Statements of Operations (unaudited)               4
                Condensed Statements of Cash Flows (unaudited)               5
                Notes to the Condensed Financial Statements (unaudited)      7
Item 2          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          13
                Overview                                                    13
                Intellectual Property                                       14
                Critical Accounting Policies                                15
                Liquidity and Capital Resources                             16
                Results of Operations                                       17
Item 3          Controls and Procedures                                     19

                                     Part II

Item 1          Legal Proceedings.                                          20
Item 2          Changes in Securities                                       20
Item 3          Defaults Upon Senior Securities                             21
Item 4          Submission of Matters to a Vote of Security Holders         21
Item 5          Other Information                                           21
Item 6          Exhibits                                                    21
                Signatures                                                  21
                Exhibits                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      MARCH 31, 2006   DECEMBER 31,
                                                                                        (UNAUDITED)        2005
                                                                                      --------------   ------------
                                     ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                                                            $  2,485,817    $    727,141
  Accounts receivable, net of allowance of $11,780 at March 31, 2006 and December
  31, 2005                                                                                   6,333          18,226
  Inventory                                                                              1,083,779         552,648
  Prepaid expenses and other current assets                                                195,367         150,682
                                                                                      ------------    ------------
 TOTAL CURRENT ASSETS                                                                    3,771,296       1,448,697
 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $431,295 AT MARCH 31,
    2006 AND $399,530 AT DECEMBER 31, 2005                                                 226,641         254,757
                                                                                      ------------    ------------
 OTHER ASSETS
 Restricted marketable securities available-for-sale                                        29,916          27,181
 Technology rights, net of accumulated amortization of $155,833 at March 31, 2005
   and  $150,833 at December 31, 2005                                                    4,686,910         371,667
 Patent Costs                                                                              456,976         429,096
 Other assets                                                                              350,556          97,087
                                                                                      ------------    ------------
 TOTAL OTHER ASSETS                                                                      5,524,358         925,031
                                                                                      ------------    ------------
 TOTAL ASSETS                                                                         $  9,522,295    $  2,628,485
                                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable and other payables                                                  $    287,209    $    268,710
 Accrued expenses                                                                          601,746         616,082
 Note payable, related parties, net of discounts of $7,535 at December 31, 2005                 --         192,465
 Note payable, net of discounts of $-0- at March 31, 2006 and $309,695  at December
    31, 2005                                                                               375,475       4,490,305
                                                                                      ------------    ------------
 TOTAL CURRENT LIABILITIES                                                               1,264,430       5,567,562

 ACCRUED EXPENSES PAYABLE WITH COMMON STOCK                                                     --         504,777
                                                                                      ------------    ------------
 TOTAL LIABILITIES                                                                       1,264,430       6,072,339
                                                                                      ------------    ------------

COMMITMENTS (NOTE 7)                                                                            --              --

 STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, par value $0.001; 10,000,000 shares authorized
    Convertible Series A, Preferred stock, 5,000,000 shares authorized, 3,235,580 shares
      issued at March 31, 2006; 1,986,718 and 1,885,718 shares outstanding at
      March 31, 2006 and December 31, 2005, respectively; liquidation preference
      of $1,986,718 at March 31, 2006                                                        1,987           1,886
    Convertible Series B preferred stock, 30,000 shares authorized, 29,068 shares issued at March 31, 2006 and 500 and -0- shares outstanding at
        March 31, 2006 and December 31, 2005, respectively; liquidation preference
        of $120,000 at March 31, 2006                                                            1              --
 Common stock, par value $0.001; 150,000,000 shares authorized,
     70,623,219 and 70,277,219 shares issued and outstanding at
      March 31, 2006 and December 31, 2005, respectively                                    70,623          70,277
 Common stock issuable, at par value,  (40,313,883 shares at March 31, 2006 and
   150,000 shares at December 31, 2005)                                                     40,314             150
 Additional paid-in capital                                                             41,767,540      25,088,614
 Accumulated deficit                                                                   (33,620,490)    (28,457,694)
                                                                                      ------------    ------------
                                                                                         8,259,975      (3,296,767)
 Less Accumulated other comprehensive loss                                                  (2,110)         (4,413)
 Less Deferred compensation expense                                                             --        (142,674)
                                                                                      ------------    ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    8,257,865      (3,443,854)
                                                                                      ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $  9,522,295    $  2,628,485
                                                                                      ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2006           2005
                                                          -------------   ------------
REVENUES                                                  $     32,630    $     20,493

COST OF REVENUES                                                52,082          17,372
                                                          ------------    ------------

GROSS PROFIT                                                   (19,452)          3,121

OPERATING EXPENSES
Selling, general and administrative                          2,398,763         875,145
Research and development                                       596,928         262,200
Restructuring costs                                             13,967              --
                                                          ------------    ------------
TOTAL OPERATING EXPENSES                                     3,009,658       1,137,345

                                                          ------------    ------------
LOSS FROM OPERATIONS                                        (3,029,110)     (1,134,224)
                                                          ------------    ------------

OTHER INCOME (EXPENSE)
Other income                                                    10,974           7,042
Settlement gain (loss), net                                    107,160              --
Intrinsic value of convertible debt and amortization of
    debt discount                                           (1,914,926)             --
Interest expense                                              (286,967)         (1,875)
                                                          ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                           (2,083,759)          5,167
                                                          ------------    ------------

NET LOSS                                                    (5,112,869)     (1,129,057)
Preferred Stock Dividends                                      (49,927)        (59,091)
                                                          ------------    ------------
   NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $ (5,162,796)   $ (1,188,148)
                                                          ============    ============
Basic and Diluted Loss Per Common Share
                                                          $      (0.07)   $      (0.02)
                                                          ============    ============
Basic and Diluted Loss Per Common Share
   Available to Common Stockholders                       $      (0.07)   $      (0.02)
                                                          ============    ============
Weighted average common shares outstanding                  77,843,502      65,677,901
                                                          ============    ============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                              2006          2005
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                 $(5,112,869)   $(1,129,057)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                        790,157             --
       Stock based settlement gain, net                                                           --             --
        Non-cash interest expense for stock issued to noteholders that were in default            --             --
       Non-cash interest expense, including intrinsic value of convertible debt and
           amortization of debt discount                                                   1,914,926             --
       Non-cash gain on settlement, net                                                     (150,016)            --
       Amortization of technology rights                                                       5,000          5,000
       Amortization of deferred consulting and compensation                                  258,223         68,340
       Amortization of deferred financing fees                                                63,509             --
       Compensation expense payable in common stock                                          141,116        102,921
       Depreciation                                                                           31,765         26,179
       Other                                                                                      --            736
(INCREASE) DECREASE IN ASSETS:
       Accounts receivable and other receivables                                              11,893         (3,000)
       Inventory                                                                            (531,131)            --
       Prepaid expenses and other current assets                                             (44,685)      (186,456)
       Deposits and other assets                                                              63,640           (750)
INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable and accrued expenses                                                 479,727         33,709
                                                                                         -----------    -----------
               NET CASH USED IN OPERATING ACTIVITIES                                      (2,078,745)    (1,082,378)
                                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                      (800,000)            --
       Investment in patents                                                                 (27,880)      (267,860)
       Proceeds from sales of marketable securities                                               --        100,235
       Purchase of property and equipment                                                     (3,649)        (5,017)
                                                                                         -----------    -----------
               NET CASH USED IN INVESTING ACTIVITIES                                        (831,529)      (172,642)
                                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                        --        (66,467)
       Proceeds from notes and loans payable                                               4,918,950      1,500,000
       Payments on notes and loans payable                                                  (250,000)            --
                                                                                         -----------    -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                   4,668,950      1,433,533
                                                                                         -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,758,676        178,513
Cash and Cash Equivalents at Beginning of Year                                               727,141      1,561,650
                                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                              $ 2,485,817    $ 1,740,163
                                                                                         ===========    ===========

(CONTINUED)

                           ONSCREEN TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    UNAUDITED

                                                                                 For the three months ended
                                                                                          March 31,
                                                                           ----------------------------------------
                                                                                  2006                 2005
                                                                           -----------------   --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                          $              --   $                 --
                                                                           =================   ====================

Interest paid                                                              $         171,001   $                 --
                                                                           =================   ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:


Conversion of Series A convertible preferred stock to common stock         $              24   $                701
                                                                           =================   ====================
Discount on debt of convertible notes payable                              $       2,609,798   $                 --
                                                                           =================   ====================
Accounts payable converted to  notes payable                               $         375,475   $                 --
                                                                           =================   ====================
Conversion of debt to common stock                                         $       9,037,898   $                 --
                                                                           =================   ====================
Technology rights acquired through issuance of warrants                    $       3,520,243   $                 --
                                                                           =================   ====================
Common stock issued for deferred consulting and compensation and accrued   $         645,892   $                 --
    liabilities payable in common stock                                    =================   ====================

Other comprehensive loss from unrealized loss (gain)                       $          (2,303)  $              5,489
                                                                           =================   ====================


                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (the Company) is focused on the development and commercialization of its patented breakthrough thermal management technologies. The Company currently is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company is focused on the design, development and sale of LED displays utilizing the OnScreenTM architecture. The Company seeks to develop innovative approaches to these products and delivery systems, which concentrates in the commercial and government markets. Additionally, the Company is continuing efforts toward R&D development and commercialization of its Tensile and WayCool technologies.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $5,112,869 and cash used in operations of $2,078,745 for the three months ended March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital for the commercialization of its OnScreen(TM) technology product lines which the Company believes will provide sufficient cash to meet its funding requirements to bring the OnScreen(TM) technology product lines into production during 2006. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-KSB for the year ended December 31, 2005.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At March 31, 2006, 35,683,261 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 3 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2006 and 2005 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month periods ended March 31, 2006 and 2005 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 4 STOCK-BASED EMPLOYEE COMPENSATION

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company recognized the compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date.

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

The following information is presented for the non-vested stock options for the three months ended March 31, 2006:
                                                                  Weighted
                                                                    Avg.
                                                    Number of    Grant-date
                                                      Shares     Fair Value
                                                    ---------    ----------
Non-vested stock options at December 31, 2005
                                                      151,250       $0.23
Granted during the period                           7,372,639       $0.33
Vested during the period                             (738,038)      $0.51
                                                    ----------
Non-vested stock options at March 31, 2006          6,785,851       $0.16
                                                    ==========

The following information is presented for the stock option activity for the three months ended March 31, 2006:


                                                                Weighted       Weighted
                                                                 Average        Average          Aggregate
                                                                 Exercise      Remaining         Intrinsic
                                                 # of shares      Price       Contract Life        Value
                                                -------------  ------------   --------------  ---------------
Outstanding at December 31, 2005:                 6,112,500       $0.19
Forfeited                                           (22,500)      $0.86
Granted                                           7,372,639       $0.02
                                                ------------
Outstanding at March 31, 2006                    13,462,639       $0.10          4.2 years      $6,150,925
                                                ============
Outstanding exercisable at March 31, 2006         6,676,789       $0.18          2.9 years      $2,526,766
                                                ============


The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% -202%, risk-free interest rates of 4.4% - 4.8%, and expected lives of 3 - 5 years.

In accordance with SFAS 123(R), during the three months ended March 31, 2006, the Company recognized compensation expense of $552,490 for the fair value of stock options over the vesting period. Due to the Company's net loss position, there was no tax effect recognized. There was no impact on the Company's net loss per share for this additional expense.

At March 31, 2006, the Company has $1,938,311 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense by the end of 2006.

During 2005, the Company accounted for the stock options and warrants issued to employees, by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the fair market value of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three months ended March 31, 2005:

                                                              Three months ended
                                                                  March 31, 2005

Net Loss Available to Common Stockholders:
Net loss available to common stockholders, as reported             $(1,188,148)
   Plus:  Intrinsic value of compensation costs included in net
          loss                                                          10,467
   Deduct: Fair value of stock-based employee compensation costs       (93,633)

                                                                   -----------
Pro forma net loss                                                 $(1,271,314)
                                                                   ===========

Loss per common share available to common stockholders:
   Basic and Diluted - as reported                                 $     (0.02)
                                                                   ===========
   Basic  and Diluted - pro forma                                  $     (0.02)
                                                                   ===========

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 5 NOTES PAYABLE

On January 30, 2006, the Company entered into a promissory note with a vendor for $375,474.99. The payment terms are $50,000 every two weeks for a total of seven payments and an eighth payment of $25,475 on May 12, 2006. There is no interest on this note unless there is a payment default which the default amount would accrue interest at prime rate on the last date of the prior fiscal quarter plus two percent. If equity financing is received, the note is due within five days of receipt of such funding. At March 31, 2006, $125,475 is outstanding.

During February 2006, the Company entered into a three-month convertible promissory note and received proceeds of $200,000. The Company has the option to extend these notes for an additional three-month period. Also during the first quarter of 2006, the Company executed unsecured six-month convertible promissory notes totaling $5.1 million. The interest rate is 12% per annum. For $200,000 of notes, the note holders have the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. For the other $5.1 million of notes, the shares will convert to common stock if the Company's bid price reaches or exceeds $0.35 of five consecutive days, then the notes will convert at $0.25 per share or the note holder could elect at any time to convert the note at $0.25 per share to common stock shares. The intrinsic value related to the convertible feature of the debt was valued at $814,237 and will be amortized over the three- to six-month term of the notes. For each note, the note holder received a warrant of one share of common stock for each $1 of note principal. The proceeds of the note were allocated to the note and warrants based upon the fair market value of each. This resulted in a discount on notes of $897,061 which will be amortized over the three- to six-month term of the notes.

Interest only payments are due monthly until the maturity of this note at which time the principal is due. If the note is paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three- or six-month periods. The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by the Company including the patent portfolio.

The Company amended the notes with principal amounts of $4,950,000 to extend the notes for an additional six months. The terms of the amended notes included the notes automatically convert to shares of common stock if the Company's bid price reaches or exceeds $0.35 for five consecutive days, then the notes will convert at $0.25 per share. Also a warrant for 1 share of common stock was given to the note holders for every $1 of note principal balance. These warrants were recorded as a discount to debt at their fair market value of $898,500 which will be amortized over the six-month term.

During March 2006, the bid price of the Company's stock exceeded $0.35 per share for five consecutive days and convertible debt totaling $10,050,000 was converted into 40,200,000 shares of common stock. At March 31, 2006, the 40,200,000 shares had not been issued and are included in common stock issuable on the balance sheet. The Company recorded $1,362,093 of interest expense related to the remaining intrinsic value of convertible debt and amortization of debt discount of the notes at the time the debt was converted into common stock for those convertible debt instruments that had a beneficial conversion feature. For those convertible debt instrument that did not have a beneficial conversion feature, the unamortized debt discount of $1,012,102 was recorded as a credit to equity at the time of conversion.

NOTE 6 TECHNOLOGY RIGHT AND LICENSE AGREEMENT

Effective March 24, 2006, the Company purchased from CH Capital, Inc. all right, title and interest in and to the WayCool invention, patent application and Letters Patent to issue thereform. CH Capital, Inc. is a related party controlled by a director and an officer of the Company. To acquire this technology, the Company paid $800,000 and issued a warrant to purchase five percent of our fully diluted equity securities after giving effect to our fund raising efforts which is approximately 7,040,485 shares of our common stock at $0.20 per share.

NOTE 7 COMMITMENTS

On February 1, 2006, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $50,000 over a one-year period.

NOTE 8 PREFERRED STOCK

During the three months ended March 31, 2006, the Company converted 24,000 shares of the Company's Series A convertible preferred stock into 96,000 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During 2006, the Company issued 120,000 shares of its Series A and 500 shares of Series B convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 125,000 shares of Series A convertible preferred stock were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The 500 shares of Series B convertible preferred stock were valued at $270 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $260,000 was expensed over the requisite service period.

NOTE 9 OTHER EQUITY TRANSACTIONS

During 2006, the Company will issue 113,883 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2005, in accordance with the employee's employment agreement. At March 31, 2006, the shares had not been issued and are included in the common stock issuable account on the balance sheet.

During 2006, the Company issued 150,000 shares of its common stock that it had accrued for at December 31, 2005.

During 2006, the Company issued 100,000 shares of its common stock for investor relation services. These shares were valued at $20,000 based upon the quoted market price of the stock on the date of grant and were recorded as administrative expenses during 2006

During the three months ended March 31, 2006, the Company recorded compensation expense of $552,450 for stock options that the requisite service was performed during the first quarter of 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

The Company also recorded $469,112 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed by January 1, 2006 when the Company implemented SFAS 123(R). It had previously been recorded as accrued expenses payable with common stock recorded on the balance sheet.

During the three months ended March 31, 2006, the Company recorded consulting expense of $225,000 for stock warrants for non-employees to acquire 550,000 shares of the Company's common stock. The $225,000 of consulting expense was expensed during the first three months of 2006 as the services had been provided. The $225,000 value was based upon fair market value of the options using the Black Scholes option model.

NOTE 10 SUBSEQUENT EVENTS

On April 4, 2006, the Company converted $250,000 of convertible unsecured notes into 1,000,000 shares of its common stock at $0.25 per share.

On May 12, 2006, the Company paid the remaining balance of $125,475 on the promissory note that it had entered into on January 30, 2006 with a vendor.

The Company is seeking shareholder approval to increase the number of authorized common stock shares from 150,000,000 to 200,000,000.

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

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

OVERVIEW

OnScreen Technologies, Inc. (the Company) is focused on the development and commercialization of its patented breakthrough thermal management technologies. The Company currently is commercializing its innovative OnScreenTM light emitting diode (LED) technology to the world of visual communications. The Company is primarily focused on the marketing and sale of its sign display platform products under the names RediAlert(TM), RediAd(TM), Living Window(TM) and RediDMS(TM). Additionally, the Company is continuing efforts toward R&D development and commercialization of its Tensile and WayCool technologies.

The Company's product lines utilize the OnScreen(TM) direct view LED (light emitting diode) sign display technology (sometimes referred to as the "OnScreen(TM) LED architecture" or "OnScreen(TM) technology" or "OnScreen(TM) Led technology"). The OnScreen(TM) LED architecture, incorporates a variety of patent pending designs of a new generation of bright LED products that provide key design improvements in wind load, heat dissipation, weight and brightness of LED sign displays. The Company's plan is to focus all of its resources on the commercialization of the OnScreen (TM) technology.

The Company's LED products are specially designed to provide display solutions into vertical markets including commercial and government. The OnScreen(TM) LED architecture provide a platform for the production of LED display products in the current market that are lighter than competitive products and provide a corresponding reduction in wind loading. These architectural benefits yield products that could be easy to install, are portable and require less support infrastructure, which opens new markets for LED message display products.

Two product lines focus on the Company's RediAlert(TM) Rapid Dispatch Emergency Signs and RediAd(TM) Rapid Dispatch Advertising Signs target markets. These lines of LED products provide the world's first truly portable LED products for Emergency Response and commercial advertising using the OnScreen(TM) LED sign technology. Powered by battery and transported by any vehicle, these products give highly visible emergency information or advertising messages in less than five minutes of set up time. The RediAd(TM) product line is specifically developed for special event advertising where message visibility is key and space for signage is at a premium. The Company expects these products will begin shipping during the second half of 2006.

A third product, focused on the commercial marketplace, is Living Window(TM); a unique display for commercial advertising that is both see-through and bright. The see-through capability allows outside light through the sign while not obstructing sight through the window from the inside. Because of the light weight and manner of installation, integrity of the building is not disturbed. The Company began shipping the Living Window(TM) product during 2005.

The Company does not expect to record any significant growth in revenues until its Living WindowTM(,) RediAlert(TM) and RediAd(TM) products are fully deployed nationwide. The Company expects to continue to receive some revenue from its mobile LED truck.

During the three months ended March 31, 2006, the Company continued to incur significant losses from operations. The Company incurred a net loss of $5,112,869 for the three months ended March 31, 2006. This net loss of $5,112,869 includes non-cash charges of approximately $1,189,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided and $1,914,926 of non-cash amortization of the intrinsic value of convertible debt and the debt discount.

Management has continued to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products during 2006. During the three months ended March 31, 2006 the Company received proceeds of $5.3 million for unsecured notes less $0.4 million of expenses. These funds will assist the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results the Company will report in the Company's financial statements. Some of the Company's accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Non-Cash Capital Stock Issuances
The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of the equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense and equity stock accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

General
The Company's cash and cash equivalents balance at March 31, 2006 is $2,485,817. The Company has a working capital balance at March 31, 2006 of $2,506,866 The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company's operating requirements generated a negative cash flow from operations of $2,078,745 for the three months ended March 31, 2006.

During the first three months of 2006 and 2005, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first three months of 2006, the Company recorded a total of approximately $1,189,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

As the Company focuses on the OnScreen(TM) technology during 2006, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue until its Living WindowTM, RediAlertTM and RediAdTM product lines are fully deployed nationwide. The Living WindowTM product began shipping during 2005 and the Company's other products are expected to begin shipping during the second-half of 2006.

Capital Expenditures and Investments
During the first three months of 2006, the Company invested approximately $4,000 in fixed assets. During the remainder of 2006, the Company anticipates that its capital expenditures should not significantly change. The Company outsources the manufacture of its products.

The Company invested $27,880 in patent costs and $800,000 in technology rights during the first three months of 2006. The Company expects its investment in patent costs will continue throughout 2006 as it invests in patents to protect the rights to use its OnScreenTM product developments.

Financing activities
During the first three months of 2006, the Company received $4,918,950 of proceeds from unsecured convertible notes. The Company paid $250,000 on an unsecured notes payable during the first three months of 2006. During March 2006, the Company converted $10,050,000 of convertible unsecured notes into 40,200,000 shares of its common stock at $0.25 per share. The Company plans on raising the capital needed to fund the further development and marketing of the Company's products.

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

The Company received $5.3 million of proceeds from a private placement of convertible notes less $0.4 million of costs totaling $4.9 million net during the first quarter of 2006 and the Company is continuing to raise funds. The proceeds from the sale of such securities should be sufficient to satisfy the Company's short-term working capital requirements.

Management of the Company believes that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted and there is no assurance that such financing will close. Management expects the OnScreenTM LED technology to be commercialized during 2006 and 2007. The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Revenue
During the three months ended March 31, 2006, revenue was $32,630 and $20,493 for the same period during 2005. The revenue for the three months ended March 31, 2006 is comprised of $27,230 from living windowTM products and related add-ons and $5,400 from other income. For the three months ended March 31, 2005, the Company recorded $20,493 of revenue from the LED Truck.

The Company began shipping its Living WindowTM product during 2005. As the Living WindowTM product penetrates the marketplace and the Company ships its RediAlertTM product line during the second half of 2006, the Company expects its revenues will increase during 2006 compared to the prior year.

Cost of revenue
The cost of revenue for the three months ended March 31, 2006 and 2005 was $52,082 and $17,372, respectively. Of these amounts, the Company recorded approximately $16,000 and $17,000 during the three months ended March 31, 2006 and 2005, respectively, of cost of sales related to its LED truck. While the Company's sales are low, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $875,145 for the three months ended March 31, 2005 to $2,398,763 for the same period during 2006. This increase of $1,523,618 is primarily the result of increased non-cash expenses of approximately $1 million related to equity compensation that was granted to certain employees and consultants for their services provideed to the Company as well as the Company is putting in place the infrastructure in to support the distribution of the OnscreenTM product lines.

Research and Development
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $334,728 in research and development during the three months ended March 31, 2006, compared to the same period in 2005 is a result of activities to further research and develop the OnScreen(TM) technology and products. During the three months ended March 31, 2006, the Company recorded approximately $189,000 of non-cash compensation for research and development consulting services provided to the Company. The Company anticipates increasing its expenditures in research and development during the remainder of 2006 compared to 2005.

Restructuring Costs

The Company incurred $13,967 of restructuring costs during the three months ended March 31, 2006 related to the move from Florida to Oregon.

Other Income

The investment Income remained relatively unchanged during the three months ended March 31, 2006 compared to the same period in 2005. The Company does not expect this item to be significant during the balance of 2006.

Settlement Gain (Loss), Net

The Company recorded $107,160 of a net settlement gain for the three months ended March 31, 2006. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the three month ended March 31, 2006, the Company had received $12,500, which it has recorded as a settlement gain. Due to the financial condition of Capitol City Trailers, the Company has not recorded a receivable of $8,333 for the remaining amount but will record it as a settlement gain when it is received.

During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agrees to pay $175,000 as settlement of the Company's claim against it. Due to the financial condition of Mobile Magic, the Company has not recorded a receivable of $175,000 for the remaining amount, but will record it as a settlement gain when it is received. The Company also had recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006. This was offset by legal fees for approximately $55,000.

The Company did not have any significant settlement gain (loss) during the three months ended March 31, 2005.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded an expense of $1,914,926 for the three months ended March 31, 2006, for the intrinsic value of convertible debt and the amortization of debt discount. There were no remaining unamortized debt discount amounts at March 31, 2006.

Interest Expense
The interest expense of $286,967 for the three months ended March 31, 2006 is for the interest on the unsecured convertible notes payable. During March 2006, the Company converted all of these notes except $250,000 therefore; the interest expense will be lower in the next quarter compared to the first quarter of 2006.

The interest expense of $1,875 for the three months ended March 31, 2005, was for unsecured notes payable entered into in late March 2005.

Preferred Stock Dividends
During the three months ended March 31, 2006 and 2005, the Company recorded Series A Convertible Preferred Stock dividends of $49,802 and $59,091, respectively. During the three months ended March 31, 2006, the Company recorded Series B Convertible Preferred Stock dividends of $125. The Company expects the preferred stock dividends will be lower for 2006 compared to 2005 as some of the preferred stock was converted into common stock during 2005.

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

      (a) Our management, including the principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      (b) Changes in internal controls over financial reporting.

      In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during quarter ended March 31, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 1, 2004, the Company filed a lawsuit against Mobile Magic Superscreen, Ltd. (breach of contract and civil conversion), Capitol City Trailers, Inc. (civil conversion) and another party (civil fraud) in the Court of Common Pleas of Franklin County, Ohio, Case Number 04 CVH 6884. This lawsuit relates to the 2001 contract with Mobile Magic Superscreen, Ltd. for the fabrication of a mobile LED superscreen that Mobile Magic failed to complete and deliver. The cases against Capitol City Trailers, Inc. and Mobile Magic have been settled favorably for the Company.

ITEM 2. CHANGES IN SECURITIES.

COMMON STOCK ISSUED

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2006, the Company issued 250,000 shares of its common stock for investor relation services. These shares were valued at $45,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2006, certain Series A Preferred Stock holders converted 24,000 shares of Series A Preferred Stock to 96,000 shares of the Company's common stock.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these shares to be issued. During March 2006, the bid price of the Company's stock exceeded $0.35 per share for five consecutive days and convertible debt totaling $10,050,000 was converted into 40,200,000 shares of common stock. At March 31, 2006, the 40,200,000 shares had not been issued and are included in common stock issuable on the balance sheet. During April 2005, the remaining $250,000 of convertible debt was converted into 1,000,000 shares of the Company's common stock.

SERIES A CONVERTIBLE PREFERRED STOCK ISSUED

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2006, the Company issued 125,000 shares of its Series A Preferred Stock to an employee in accordance with the employment contract. These services were valued at $125,000.

SERIES B CONVERTIBLE PREFERRED STOCK ISSUED

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the first quarter of 2006, the Company issued 500 shares of its Series B Preferred Stock to an employee in accordance with the employment contract. These services were valued at $135,000.

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

Signed and submitted this 15th day of May 2005.


                                           OnScreen Technologies, Inc.
                                                  (Registrant)

                           by:  /s/ Charles R. Baker
                              ----------------------------------
                                    Charles R. Baker
                                Chief Executive Officer/Director

                           by: /s/  Mark R. Chandler
                              ----------------------------------
                                    Mark R. Chandler
                                 Chief Financial Officer