Form 10QSB
period 2006-06-30
ONSCREEN TECHNOLOGIES INC
filed 2006-08-14
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                         For quarter ended June 30, 2006

                         Commission File Number 0-29195

                           ONSCREEN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                               (3990)                                       84-1463284
        --------                               ------                                       ----------
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

                                 Yes [X] No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [__] No [X]

As of July 15, 2006, there were 118,120,435 shares of the Company's common stock outstanding, 175,000 shares of common stock issuable, 1,986,718 shares of Series A Convertible Preferred Stock outstanding and 500 shares of Series B Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.

                                      INDEX

                                               Part I
                                                                                         Page
                                                                                       ----------
Item 1          Financial Statements                                                       3
                Condensed Balance Sheets (unaudited)                                       3
                Condensed Statements of Operations (unaudited)                             4
                Condensed Statements of Cash Flows (unaudited)                             5
                Notes to the Condensed Financial Statements (unaudited)                    7
Item 2          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                        16
                Overview                                                                  16
                Intellectual Property                                                     17
                Critical Accounting Policies                                              18
                Liquidity and Capital Resources                                           19
                Results of Operations                                                     20
Item 3          Controls and Procedures                                                   22

                                               Part II

Item 1          Legal Proceedings.                                                        23
Item 2          Changes in Securities                                                     23
Item 3          Defaults Upon Senior Securities                                           24
Item 4          Submission of Matters to a Vote of Security Holders                       24
Item 5          Other Information                                                         24
Item 6          Exhibits                                                                  24
                Signatures                                                                25
                Exhibits                                                                  26

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         June 30, 2006       December 31,
                                                                                          (Unaudited)            2005
                                                                                     -----------------     ---------------
Assets
 Current Assets
 Cash and cash equivalents                                                           $       1,696,303   $         727,141
  Accounts receivable, net of allowance of $ 6,333 at June 30, 2006 and $ 11,780
   December 31, 2005                                                                            12,900              18,226
  Inventory                                                                                    926,707             552,648
  Prepaid expenses and other current assets                                                    180,235             150,682
                                                                                        ---------------     ---------------
 Total Current Assets                                                                        2,816,145           1,448,697
 Property and Equipment, net of accumulated depreciation of $432,075 at June 30,
    2006 and $399,530 at December 31, 2005                                                     208,646             254,757
                                                                                        ---------------     ---------------
 Other Assets
 Restricted marketable securities available-for-sale                                            30,342              27,181
 Technology rights, net of accumulated amortization of $214,836 at June 30, 2006
   and  $150,833 at December 31, 2005                                                        4,627,907             371,667
 Patent Costs                                                                                  480,729             429,096
 Other assets                                                                                   30,136              97,087
                                                                                        ---------------     ---------------
 Total Other Assets                                                                          5,169,114             925,031
                                                                                        ---------------     ---------------
 Total Assets                                                                        $       8,193,905   $       2,628,485
                                                                                        ===============     ===============
Liabilities and Stockholders' Equity
 Current Liabilities
 Accounts payable and other payables                                                 $         594,000   $         268,710
 Accrued expenses                                                                              611,257             616,082
 Note payable, related parties, net of discounts of $7,535 at December 31, 2005                      -             192,465
 Note payable, net of discounts of $-0- at June 30, 2006 and $309,695  at December
    31, 2005                                                                                   500,000           4,490,305
 Warrant Liability                                                                           7,707,759                   -
                                                                                        ---------------     ---------------
 Total Current Liabilities                                                                   9,413,016           5,567,562

Accrued expenses payable with common stock                                                           -             504,777
Long term convertible note payable at fair value, net of discounts of $394,304 at
June 30, 2006                                                                                  605,696                   -
                                                                                        ---------------     ---------------
 Total Liabilities                                                                          10,018,712           6,072,339
                                                                                        ===============     ===============

Commitments (Note 8)                                                                                 -                   -

 Stockholders' Equity (Deficit)
 Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible
      Series A, Preferred stock, 5,000,000 shares authorized, 3,235,580 shares
      issued at June 30, 2006; 1,986,718 and 1,885,718 shares outstanding at
          June 30, 2006 and December 31, 2005, respectively; liquidation preference
      of $1,986,718 at June 30, 2006                                                             1,987               1,886
          Convertible Series B preferred stock, 30,000 shares authorized, 29,068 shares issued at June 30, 2006 and 500 and -0- shares outstanding at
        June 30, 2006 and December 31, 2005, respectively; liquidation preference of
        $120,000 at June 30, 2006                                                                    1                   -
 Common stock, par value $0.001; 200,000,000 shares authorized,
     118,120,435 and 70,277,219 shares issued and outstanding at
      June 30, 2006 and December 31, 2005, respectively                                        118,120              70,277
 Common stock issuable, at par value,  (175,000 shares at June 30, 2006 and 150,000
   shares at December 31, 2005)                                                                    175                 150
 Additional paid-in capital                                                                 37,206,866          25,088,614
 Accumulated deficit                                                                      (39,149,746)        (28,457,694)
                                                                                        ---------------     ---------------
                                                                                           (1,822,597)         (3,296,767)
 Less Accumulated other comprehensive loss                                                     (2,210)             (4,413)
 Less Deferred compensation expense                                                                  -           (142,674)
                                                                                        ---------------     ---------------
 Total Stockholders' Equity (Deficit)                                                      (1,824,807)         (3,443,854)
                                                                                        ---------------     ---------------
 Total Liabilities and Stockholders' Equity (Deficit)                                $       8,193,905   $       2,628,485
                                                                                        ===============     ===============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the three months ended           For the six months ended June
                                                                       June 30,                                  30
                                                                2006               2005                2006               2005
                                                           ---------------     --------------     ---------------     -------------

Revenues                                                $          32,175   $         32,626   $          64,805   $        53,119

Cost of Revenues                                                  393,623             45,868             445,705            63,240
                                                           ---------------     --------------     ---------------     -------------

Gross Profit                                                    (361,448)           (13,242)           (380,900)          (10,121)

Operating Expenses
Selling, general and administrative                             2,420,849          1,610,892           4,819,612         2,486,037
Research and development                                          938,522            373,250           1,535,450           635,450
Restructuring costs                                                     -                  -              13,967                 -
                                                           ---------------     --------------     ---------------     -------------
Total Operating Expenses                                        3,359,371          1,984,142           6,369,029         3,121,487

                                                           ---------------     --------------     ---------------     -------------
Loss from Operations                                          (3,720,819)        (1,997,384)         (6,749,929)       (3,131,608)
                                                           ---------------     --------------     ---------------     -------------

Other Income (Expense)
Other income                                                       16,200                323              27,174             7,365
Settlement gain (loss), net                                   (2,771,667)              (300)         (2,664,507)             (300)
Change in fair value of warrant liability                       1,679,362                  -           1,679,362                 -
Intrinsic value of convertible debt and
    amortization of debt discount                               (284,802)                  -         (2,199,728)                 -
Interest expense                                                (397,737)           (54,375)           (684,704)          (56,250)
                                                           ---------------     --------------     ---------------     -------------
Total Other Income (Expense), Net                             (1,758,644)           (54,352)         (3,842,403)          (49,185)

Net Loss                                                      (5,479,463)        (2,051,736)        (10,592,332)       (3,180,793)
Preferred Stock Dividends                                        (49,793)           (47,115)            (99,720)         (106,206)
                                                           ---------------     --------------     ---------------     -------------
   Net Loss Available to Common Stockholders            $     (5,529,256)   $    (2,098,851)   $    (10,692,052)   $   (3,286,999)
                                                           ===============     ==============     ===============     =============
Basic and Diluted Loss Per Common Share                 $          (0.05)   $         (0.03)   $          (0.11)   $         (.05)
                                                           ===============     ==============     ===============     =============
Basic and Diluted Loss Per Common Share Available to    $          (0.05)   $         (0.03)   $          (0.11)   $         (.05)
    Common Stockholders
                                                           ===============     ==============     ===============     =============
Weighted average common shares outstanding                    118,044,602         70,049,143          96,564,824        67,803,478
                                                           ===============     ==============     ===============     =============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                        ------------------------------------------
                                                                                              2006                     2005
                                                                                        ------------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                    $(10,592,332)            $(3,180,793)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                           1,652,242                  38,500
       Change in fair value of Warrant Liability                                              (1,679,362)                       -
       Non-cash interest expense, including intrinsic value of convertible debt and
           amortization of debt discount                                                        2,199,728                       -
       Non-cash (gain) loss on settlement, net                                                  2,629,984                       -
       Bad debt expense                                                                             2,333                   1,605
       Amortization of technology rights                                                           64,003                  10,000
       Amortization of deferred consulting and compensation                                       258,223                 226,713
       Amortization of deferred financing fees                                                    381,050                       -
       Compensation expense payable in common stock                                               245,147                 678,132
       Depreciation                                                                                62,544                  53,165
       Other                                                                                            -                   6,198
(Increase) decrease in assets:
       Accounts receivable and other receivables                                                    2,993                (19,547)
       Inventory                                                                                (380,049)               (331,844)
       Prepaid expenses and other current assets                                                 (29,553)               (170,901)
       Deposits and other assets                                                                   65,993                 (3,447)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                                      746,776                 237,511
       Deferred revenues                                                                            (540)                   2,104
                                                                                        ------------------        ----------------
               NET CASH USED IN OPERATING ACTIVITIES                                          (4,370,820)             (2,452,604)
                                                                                        ------------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                          (800,000)                       -
       Investment in patents                                                                     (51,633)               (308,757)
       Proceeds from sales of marketable securities                                                     -                 396,351
       Purchase of property and equipment                                                        (10,443)                (90,941)
                                                                                        ------------------        ----------------
               NET CASH USED IN INVESTING ACTIVITIES                                            (862,076)                 (3,347)
                                                                                        ------------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                              -               (121,250)
       Purchase of treasury stock                                                                                           (225)
       Proceeds from notes and loans payable                                                    6,418,950               1,500,000
       Payments on notes and loans payable                                                      (375,475)                       -
       Proceeds from sales of common stock and exercise of warrants and options net of
       offering costs                                                                             158,583                  84,250
                                                                                        ------------------        ----------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                        6,202,058               1,462,775
                                                                                        ------------------        ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              969,162               (993,176)
                                                                                        ==================        ================
Cash and Cash Equivalents at Beginning of Year                                                    727,141               1,561,650
                                                                                        ------------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                                    $1,696,303                 568,474
                                                                                        ------------------        ----------------

(continued)

                           ONSCREEN TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                    UNAUDITED


                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                          ------------------------------------
                                                                                              2006                 2005
                                                                                          --------------     -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                                     $               -   $                 -
                                                                                          ==============     =================

Interest paid                                                                         $         283,655   $            56,250
                                                                                          ==============     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:


Conversion of Series A convertible preferred stock to common stock                    $              24   $             1,076
                                                                                          ==============     =================
Discount on debt of convertible notes payable                                         $       3,288,904   $
                                                                                                                            -
                                                                                          ==============     =================
Accounts payable converted to  notes payable                                          $         375,475   $                 -
                                                                                          ==============     =================
Conversion of debt to common stock                                                    $       9,287,898   $           181,289
                                                                                          ==============     =================
Technology rights acquired through issuance of warrants                               $       3,520,243   $                 -
                                                                                          ==============     =================
Deferred consulting and compensation and accrued liabilities payable in common stock  $         715,245   $           710,333
                                                                                          ==============     =================
Cancellation of warrant                                                               $                   $            27,200
                                                                                          ==============     =================

Other comprehensive loss from unrealized loss (gain)                                  $         (2,210)   $             2,820
                                                                                          ==============     =================
Reclassification of warrants from equity to liabilities                               $      9,387,121      $               -
                                                                                          ==============     =================

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (the Company) has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions and cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies. The Company is focused on the commercialization of its innovative thermal cooling technology, WayCool as well as the design, development and sale of LED displays utilizing the OnScreenTM architecture. The Company seeks to develop innovative approaches to these products and delivery systems. Additionally, the Company is continuing efforts toward development and commercialization of its Tensile technology.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $10,592,332 and cash used in operations of $4,370,820 for the six months ended June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital which the Company believes will provide sufficient cash to meet its funding requirements to commercialize OnScreen(TM) technology product lines during 2006. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. Certain reclassifications have been made to the 2005 comparative information to conform with the 2006 presentation.

NOTE 2   LOSS PER COMMON SHARE

Common stock equivalents in the three-month and six-month periods ended June 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At June 30, 2006, 34,090,971 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 3 INVENTORY

Inventories are stated at the lower of cost or market value. The first in first out (FIFO) method is utilized for reporting inventories. During the three and six months ended June 30, 2006 inventory valuation was reduced by $351,330 to reflect the market value of certain impaired inventory. The following information is presented for inventory at June 30, 2006 and December 31, 2005:

                                       June 30, 2006              December 31, 2005
                                       -------------              -----------------
Work In Process                $                 222,916  $                           0
Finished Goods                                   703,791                        552,648
                                   ----------------------     --------------------------
Total Inventory                $                 926,707  $                     552,648
                                   ======================     ==========================

NOTE 4   INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three-month and six-month periods ended June 30, 2006 and 2005 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month and six-month periods ended June 30, 2006 and 2005 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 5   STOCK-BASED EMPLOYEE COMPENSATION

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company recognized the compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

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

The following information is presented for the non-vested stock options for the three months and six months ended June 30, 2006:

                                                           Three Months Ended                 Six Months Ended
                                                    --------------------------------- ----------------------------------
                                                                         Weighted                           Weighted Avg.
                                                                           Avg.                                 Grant
                                                      Number of         Grant-date       Number of            date Fair
                                                        Shares          Fair Value        Shares               Value
                                                    ---------------    -------------- ---------------      ---------------
Non-vested stock options at beginning of period          6,785,851             $0.16         151,250              $0.23
Granted during the period                                1,384,846             $0.51       8,757,485              $0.36
Vested during the period                                  (984,212)            $0.62      (1,722,250)             $0.57
Forfeited during the period                               (20,000)                           (20,000)
                                                    ===============                   ===============
Non-vested stock options at June 30, 2006                7,166,485             $0.27       7,166,485              $0.27
                                                    ===============                   ===============

The following information is presented for the stock option activity for the three months and six months ended June 30, 2006:

                                   Three Months Ended                   Six Months Ended
                             -------------------------------    ---------------------------------    --------------    -------------
                                                                                                       Weighted
                                                 Average                               Average          Average           Aggregate
                                                 Exercise                             Exercise         Remaining         Intrinsic
                             # of shares          Price           # of shares           Price        Contract Life         Value
                             --------------    -------------    -----------------    ------------    --------------    -------------
    Outstanding at
    beginning of period:       13,462,639         $0.10               6,112,500         $0.19
    Forfeited                     (20,000)                              (42,500)        $0.46
    Granted                     1,384,846                             8,757,485         $0.04
    Exercised                    (500,000)        $0.20                (500,000)        $0.20
                             --------------    -------------    -----------------
    Outstanding at             14,327,485         $0.10               14,327,485        $0.10        9.2 years         $5,525,268
        June 30, 2006
                             ==============    =============    =================
    Outstanding exercisable
         at June 30, 2006       7,161,000         $0.15                7,161,000        $0.15        9.2.9 years       $2,380,533
                             ==============    =============    =================

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% -202% (based on historical volatility over a range of the expected term), risk-free interest rates of 4.4% - 5.2%, and expected lives of 1 - 5 years (based on the contractual term of the option).

In accordance with SFAS 123(R), during the six months ended June 30, 2006, the Company recognized compensation expense of $1,298,737 for the fair value of stock options over the vesting period. Due to the Company's net loss position, there was no tax effect recognized. There was no impact on the Company's net loss per share for this additional expense.

At June 30, 2006, the Company has $1,858,165 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense by the end of 2006.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three and six months ended June 30, 2005:

                                                                               Three months ended      Six months ended
                                                                                  June 30, 2005          June 30, 2005
                                                                                  -------------          -------------
     Net Loss Available to Common Stockholders:
     Net loss available to common stockholders, as reported                 $           (2,098,851) $         (3,286,999)
          Plus:     Intrinsic value of compensation costs included in net
                    loss                                                                     45,767                56,234

          Deduct: Fair value of stock-based employee compensation costs                    (43,366)             (136,999)

                                                                              ----------------------  --------------------
     Pro forma net loss                                                     $           (2,096,450) $         (3,367,764)
                                                                              ======================  ====================

     Loss per common share available to common stockholders:
        Basic and Diluted - as reported                                     $                (0.03) $              (0.05)
                                                                              ======================  ====================
        Basic  and Diluted - pro forma                                      $                (0.03) $              (0.05)
                                                                              ======================  ====================

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model.

NOTE 6   NOTES PAYABLE

On January 30, 2006, the Company entered into a promissory note with a vendor for $375,474.99. The payment terms were $50,000 every two weeks for a total of seven payments and an eighth payment of $25,475 on May 12, 2006. At June 30, 2006, this note has been paid off.

During February 2006, the Company entered into a three-month convertible promissory notes and received proceeds of $200,000. The Company had the option to extend these notes for an additional three-month period. Also during the first quarter of 2006, the Company executed unsecured six-month convertible promissory notes totaling $5.1 million. The interest rate was 12% per annum. For $200,000 of notes, the note holders had the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. For the other $5.1 million of notes, the shares will convert to common stock if the Company's bid price reaches or exceeds $0.35 of five consecutive days, then the notes will convert at $0.25 per share or the note holder could elect at any time to convert the note at $0.25 per share to common stock shares. The intrinsic value related to the convertible feature of the debt was valued at $814,237 and was amortized over the three- to six-month term of the notes. For each note, the note holder received a warrant of one share of common stock for each $1 of note principal. The proceeds of the note were allocated to the note and warrants based upon the fair market value of each. This resulted in a discount on notes of $897,061 which was amortized over the three- to six-month term of the notes.

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

The Company amended the notes with principal amounts of $4,950,000 to extend the notes for an additional six months. The terms of the amended notes included the notes automatically convert to shares of common stock if the Company's bid price reaches or exceeds $0.35 for five consecutive days, then the notes will convert at $0.25 per share. Also a warrant for 1 share of common stock was given to the note holders for every $1 of note principal balance. These warrants were recorded as a discount to debt at their fair market value of $898,500 which was amortized over the term of the notes.

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

On April 4, 2006, the Company converted $250,000 of convertible unsecured notes into 1,000,000 shares of its common stock at $0.25 per share. The Company recorded $127,500 of interest expense related to the remaining intrinsic value of convertible debt and amortization of debt discount of the note at the time the debt was converted into common stock.

 As of June 30, 2006 the convertible debt totaling $10,300,000 was converted into 41,200,000 shares of common stock.

On May 19, 2006 the Company entered into a promissory note for $500,000. Interest on this note accrues at the rate of 10% per annum and is payable at the time the note is paid in full. The note is payable when a proposed offering of the Company's securities, with the note holder as placement agent, closes, or, in the event that the proposed offering does not close on or before the close of business on October 31, 2006, the note is payable thirty days after demand for payment from the holder.

On May 15, 2006 the Company entered into a promissory note with a shareholder for $1,000,000. Interest accrues at 12% per annum, payable monthly, with the first interest payment of $10,000 due June 5, 2006. The principal is payable in one installment on November 15, 2007. The note holder has the right to convert the note to the Company's common stock at a price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date. In accordance with FASB 155, the Company recorded this note at fair value. The intrinsic value related to the convertible feature of the note was valued at $339,553 which will be amortized over the term of the note.

NOTE 7  DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

On January 1, 2006, the Company implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This statement allows the Company to elect fair value measurement of hybrid financial instruments on an instrument-by instrument basis in cases in which a derivative would otherwise have to be bifurcated.

The Company does not use derivative financial instruments to hedge exposures to cash flow or market risks. However the promissory note entered into with a shareholder has an embedded conversion option to purchase the Company's stock, with the number of shares indexed to the Company's future stock price. Accordingly, the embedded conversion option qualifies as a derivative.

If any of the derivatives could potentially result in the Company's having indeterminable shares (i.e. from a conversion price that is indexed to the Company's stock price), then, per the Emerging Issues Task Force ("EITF") 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's own Stock the Company is required to classify all outstanding non-employee warrants or options at fair value as a derivative liability. The initial entry to record the derivative liability for these outstanding warrants is a reclassification from additional paid-in-capital of the fair value of the warrants as of the reclassification date (May 15, 2006). At each subsequent reporting period, the Company continues to record these instruments at fair value as a derivative liability with any difference recorded as a change in the fair value of warrant liability under other income or expense in the Statement of Operations until such time as the Company no longer has an instrument with indeterminate shares. During the six months ended June 30, 2006 a change in the fair value of warrant liability under other income and expense of $1,679,362 was recorded for derivative liabilities. The outstanding warrants are convertible into 19,763,486 shares of common stock with a weighted average exercise price of $0.19 and a weighted average life of 2.5 years. The fair value was computed at the reclassification date May 15, 2006 and at June 30, 2006 using the Black-Scholes option pricing model with the following assumptions:

                                               May 15, 2006               June 30, 2006
                                               ------------               -------------
Expected  Volatility  (based on  historical
volatility)                                          119.2%                    120.7%
Expected  Term (based on  weighted  average
contractual term of warrants)
                                                  2.6 years                 2.5 years
Expected Dividends                                        0                         0
Discount Rate                                        5.010%                     5.130

NOTE 8  TECHNOLOGY RIGHT AND LICENSE AGREEMENT

Effective March 24, 2006, the Company purchased from CH Capital, Inc. all right, title and interest in and to the WayCool technology, patent application and Letters Patent. CH Capital, Inc. is a related party controlled by a director and an officer of the Company. To acquire this technology, the Company paid $800,000 to CH Capital, Inc. and agreed to issue CH Capital, Inc. a three year warrant to acquire up to 7,040,485 shares of common stock at $0.20 per share. The warrant is valued at $3,520,243 using the Black Scholes option pricing model with the following assumptions:

Estimated Volatility (based on historic volatility)                      131.4%
Expected Term (based on contractual term)                               3 years
Expected Dividends                                                            0
Discount Rate                                                             4.69%

NOTE 9  COMMITMENTS

On February 1, 2006, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $50,000 over a one-year period.

On April 1, 2006, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $15,000 over a one year period.

On June 1, 2006, the Company entered into an agreement with a consultant to provide sales and marketing services. For these services, the Company pays a monthly fee of $15,000 and a monthly draw against future commissions of $15,000 over a one-year period.

NOTE 10   PREFERRED STOCK

During the six months ended June 30, 2006, the Company converted 24,000 shares of the Company's Series A convertible preferred stock into 96,000 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During the six months ended June 30, 2006, the Company issued 125,000 shares of its Series A and 500 shares of Series B convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 125,000 shares of Series A convertible preferred stock were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The 500 shares of Series B convertible preferred stock were valued at $270 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $260,000 was expensed over the requisite service period.

NOTE 11   OTHER EQUITY TRANSACTIONS

During the six months ended June 30, 2006, the Company issued 113,883 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price of $0.2195 per share at December 31, 2005, in accordance with the employee's employment agreement.

During the six months ended June 30, 2006, the Company issued 150,000 shares of its common stock that it had accrued for at December 31, 2005.

During the six months ended June 30, 2006, the Company issued 100,000 shares of its common stock for investor relation services. These shares were valued at $20,000 based upon the $ 0.20 per share quoted market price of the stock on the date of grant and were recorded as administrative expenses during 2006

During the six months ended June 30, 2006, the Company converted $10,300,000 of convertible unsecured notes into 41,200,000 shares of its common stock at $0.25 per share.

During the six months ended June 30, 2006, warrants for 5,758,333 shares of its common stock at a price of $0.01 were exercised. The Company issued 5,583,333 of these shares. The remaining 175,000 shares are included in common stock issuable.

During the six months ended June 30, 2006, the Company issued 500,000 shares of its common stock at $0.20 per share under its Employee Equity Ownership agreements.

During the six months ended June 30, 2006, the Company issued 100,000 shares of its common stock for sales and marketing services. These shares were valued at $20,000 based on the quoted market price of the stock on the date of grant and were recorded as consulting expenses during 2006

During the six months ended June 30, 2006, the Company recorded compensation expense of $1,298,737 for stock options that the requisite service was performed during the six months ended June 30, 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R) as discussed in Note 4
- Stock-Based Employee Compensation.

The Company also recorded $469,112 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed by January 1, 2006 when the Company implemented SFAS 123(R). It had previously been recorded as accrued expenses payable with common stock recorded on the balance sheet. The Company also recorded an additional $104,030 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed as of the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company recorded consulting expense of $320,840 for stock warrants for non-employees to acquire 698,001 shares of the Company's common stock. The $320,840 of consulting expense was expensed during the first six months of 2006 as the services had been provided. The $320,840 value was based upon fair market value of the options using the Black Scholes option model. These warrants were valued using the following assumptions:

Estimated Volatility (based on historic volatility) 128.4% - 159.5%
Expected Term (based on contractual term)               1 - 3 years
Expected Dividends                                                0
Discount Rate                                         4.69% - 5.10%

On June 29, 2006, the Company obtained shareholder approval to increase the number of authorized common stock shares from 150,000,000 to 200,000,000.

NOTE 12   SUBSEQUENT EVENTS

During August 2006, the Company entered into unsecured eighteen-month convertible promissory notes which total approximately $0.5 million. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company's common stock at a price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date. These will be accounted for under the SFAS 155 election discussed in Note 7.

During July 2006, the Company converted 1,416,175 shares of the Company's Series A convertible preferred stock into 7,080,875 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. The Company also converted accrued dividends of approximately $116,252 into 581,259 shares of the Company's common stock at a per share price of $0.20 for those shareholders who elected to convert accrued dividends to common shares.

During July 2006, the Company converted 500 shares of the Company's Series B convertible preferred stock into 625,000 shares of the Company's common stock at the request of a Series B convertible preferred shareholder. The conversion ratio was 1,000 common plus 250 common bonus shares for each share of Series B Preferred.

During July 2006, the Company issued 125,000 shares of its Series A and 500 shares of Series B convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 125,000 shares of Series A convertible preferred were converted into 625,000 shares of the Company's common stock at the conversion ratio of four common plus one bonus share for each share of Series A Preferred. The 500 shares of Series B convertible preferred were converted into 625,000 shares of the Company's common stock at the conversion ratio of 1,000 common plus 250 common bonus shares for each share of Series B Preferred.

During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company's claim against it. Due to the financial condition of Mobile Magic, the Company had not recorded as of June 30, 2006 a receivable of $175,000 for the remaining amount. During August 2006, Mobile Magic paid the first installment of $50,000 due per the agreement. This amount will be recorded during the third quarter as a settlement gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

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

Overview

OnScreen Technologies, Inc. (the Company) has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions and cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies.

The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform product under the name RediAlert(TM). Additionally, the Company is continuing efforts toward development and commercialization of its Tensile technology. The Company's product lines utilize the OnScreen(TM) direct view LED (light emitting diode) sign display technology (sometimes referred to as the "OnScreen(TM) LED architecture" or "OnScreen(TM) technology" or "OnScreen(TM) Led technology"). The Company's plan is to focus all of its resources on the commercialization of the OnScreen (TM) technology.

The Company's LED products are specially designed to provide display solutions into vertical markets including commercial and government. The OnScreen(TM) LED architecture provides a platform for the production of LED display products in the current market that is lighter than competitive products and provides a corresponding reduction in wind loading. These architectural benefits yield products that could be easy to install, are portable and require less support infrastructure, which opens new markets for LED message display products.

The Company's RediAlert(TM) Rapid Dispatch Emergency Signs product line provides the world's first truly portable LED product for Emergency Response and commercial advertising using the OnScreen(TM) LED sign technology. Powered by battery and transported by any vehicle, these products give highly visible emergency information or advertising messages in less than five minutes of set up time. The Company began shipping the RediAlert(TM) product line during the third quarter of 2006.

The Company does not expect to record any significant growth in revenues until the WayCool technology is commercialized and its RediAlert(TM) product line is fully deployed nationwide.

During the six months ended June 30, 2006, the Company continued to incur significant losses from operations. The Company incurred a net loss of $10,592,332 for the six months ended June 30, 2006. This net loss of $10,592,332 includes non-cash charges of approximately $2,155,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, $2,199,728 of non-cash amortization of the intrinsic value of convertible debt and the debt discount, and $2,780,000 of non-cash loss for the value of warrants issued as a settlement.

Management has continued to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products during 2006. During the six months ended June 30, 2006 the Company received proceeds of $6.8 million for unsecured notes less $0.4 million of expenses. These funds will assist the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

Intellectual Property

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos, trademarks and services. These include confidentiality, invention assignment and nondisclosure agreements with the Company's employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. The Company continues to file and protect its intellectual property rights, trademarks and products through continued filings with the US Patent and Trademark Office and, as applicable, internationally.

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

Liquidity and Capital Resources

General
The Company's cash and cash equivalents balance at June 30, 2006 is $1,696,303. The Company has a net working capital deficit at June 30, 2006 of $6,596,871 as a result of recording a derivative liability of approximately $7.7 million. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company's operating requirements generated a negative cash flow from operations of $4,370,820 for the six months ended June 30, 2006.

During the first six months of 2006 and 2005, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first six months of 2006, the Company recorded a total of approximately $2,155,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During the first six months of 2006, the Company recorded two additional significant non-cash entries - interest expense of $2,199,728 for the intrinsic value of convertible debt and the amortization of debt discount and $2,629,984 in net settlement loss.

As the Company focuses on the OnScreen(TM) technology during 2006, it will continue to fund research and development related to the OnScreen(TM) products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue until its RediAlertTM product line is fully deployed nationwide. The RediAlertTM product line began shipping during the third quarter of 2006.

Capital Expenditures and Investments
During the first six months of 2006, the Company invested approximately $10,000 in fixed assets. During the remainder of 2006, the Company anticipates that its capital expenditures should not significantly change. The Company outsources the manufacture of its products.

The Company invested $51,633 in patent costs and $800,000 in technology rights during the first six months of 2006. The Company expects its investment in patent costs will continue throughout 2006 as it invests in patents to protect the rights to use its OnScreenTM product developments.

Financing activities
During the first six months of 2006, the Company received $6,418,950 of proceeds from unsecured convertible notes. The Company paid $375,475 on an unsecured notes payable during the first six months of 2006. During the first six months of 2006, the Company converted $10,300,000 of convertible unsecured notes into 41,200,000 shares of its common stock at $0.25 per share. The Company plans on raising the capital needed to fund the further development and marketing of the Company's products.

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

The Company received $1 million of proceeds from a private placement of convertible notes and $500,000 of proceeds in other notes during the second quarter of 2006 and the Company is continuing to raise funds. The proceeds from the sale of such securities should be sufficient to satisfy the Company's short-term working capital requirements.

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

Results of Operations

Revenue
During the six months ended June 30, 2006, revenue was $64,805 and $53,119 for the same period during 2005. The revenue for the six months ended June 30, 2006 is comprised of $53,105 from Living WindowTM products and related add-ons and $11,700 from other income. For the six months ended June 30, 2005, the Company recorded $35,676 of revenue from the LED Truck.

During the three months ended June 30, 2006 and 2005, revenue was $32,175 and $32,626, respectively. The revenue for the three months ended June 30, 2006 is comprised of $25,875 from Living WindowTM products and related add-ons and $6,300 from other income. For the three months ended June 30, 2005, the Company recorded $17,443 from Living WindowTM products and related add-ons and $15,183 from the LED Truck rental.

As the Company ships its RediAlertTM product line during the second half of 2006, the Company expects its revenues will increase during 2006 compared to the prior year.

Cost of revenue
The cost of revenue for the six months ended June 30, 2006 and 2005 was $445,705 and $63,240, respectively. For the three months ended June 30, 2006 and 2005, the cost of revenue was $393,623 and $45,868, respectively. The significant increase during 2006 compared to prior year is primarily the result of an inventory write-down of impaired inventory to market value of approximately $351,000. While the Company's sales are low, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $2,486,037 for the six months ended June 30, 2005 to $4,819,612 for the same period during 2006. This increase of $2,333,575 is primarily the result of increased non-cash expenses of approximately $2 million as well as the Company is putting in place the infrastructure in to support the distribution of the OnscreenTM product lines.

For the three months ended June 30, 2006 compared to the same period in 2005, SG&A expenses increased $809,957 primarily the result of higher non-cash expenses.

To conserve its cash, the Company continues to pay certain expenses through equity compensation versus cash compensation and during the six months ended June 30, 2006, the Company recorded approximately $2 million related to equity compensation that was granted to certain employees and consultants for their services provided to the Company.

Research and Development
The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $565,272 and $900,000 in research and development during the three and six months ended June 30, 2006, respectively compared to the same period in 2005 is a result of activities to further research and develop the OnScreen(TM) technology and products. During the six months ended June 30, 2006, the Company recorded approximately $200,000 of non-cash compensation for research and development consulting services provided to the Company. The Company anticipates increasing its expenditures in research and development during the remainder of 2006 compared to 2005.

Restructuring Costs

The Company incurred $13,967 of restructuring costs during the six months ended June 30, 2006 related to the move from Florida to Oregon.

Other Income

The investment income remained relatively unchanged during the three and six months ended June 30, 2006 compared to the same period in 2005. The Company does not expect this item to be significant during the balance of 2006.

Settlement Gain (Loss), Net

The Company recorded a net settlement loss for the three and six months ended June 30, 2006 of $2,771,667 and $2,664,507, respectively. The Company did not have any significant settlement gain (loss) during the three and six months ended June 30, 2005.

The Company recorded a settlement gain for the three and six months ended June 30, 2006 of $8,333 and $115,493, respectively. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the six months ended June 30, 2006, the Company had received $20,833, which it has recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company's claim against it. Due to the financial condition of Mobile Magic, the Company has not recorded a receivable of $175,000 for the remaining amount, but will record it as a settlement gain when it is received. The Company also had recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006. This was offset by legal fees for approximately $55,000.

During April 2006 the Company negotiated the terms of a full and final settlement with Fusion Three, LLC whereby Fusion Three, LLC relinquishes all rights and claims to any revenues and fees in consideration for the Company issuing to Fusion Three, LLC a three year warrant authorizing Fusion Three, LLC to purchase up to 5,600,000 shares of common stock at a per share price of $0.20. The Company also agreed to issue Fusion Three, LLC a warrant to purchase up to 1,200,000 shares of common stock at per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007. During the second quarter of 2006, the Company recorded a net settlement loss of $2,780,000 associated with this transaction.

Change in value of warrant liability

During both the three and six months ended June 30, 2006, a gain of $1,679,362 was recorded for derivative liabilities. The outstanding warrants are convertible into 19,763,486 shares of common stock with a weighted average exercise price of $0.19 and a weighted average life of 2.5 years. The Company did not have any change in value of warrant liability during the three and six months ended June 30, 2005.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded an expense of $284,802 and $2,199,728 for the three and six months ended June 30, 2006, respectively for the intrinsic value of convertible debt and the amortization of debt discount. There were no remaining unamortized debt discount amounts at June 30, 2006.

Interest Expense
The interest expense of $397,737 and $684,704 for the three and six months ended June 30, 2006, respectively is for the interest on the unsecured convertible notes payable and deferred financing fees. Deferred financing fees were $317,541 and $401,050 for the three and six months ended June 30, 2006. The interest expense of and $54,375 and $56,250 for the three and six months ended June 30, 2005, respectively, was for unsecured notes payable entered into in late March 2005.

Preferred Stock Dividends
During the six months ended June 30, 2006 and 2005, the Company recorded Series A Convertible Preferred Stock dividends of $99,470 and $106,206, respectively and Series B Convertible Preferred Stock dividends of $250 and zero, respectively. During the three months ended June 30, 2006 and 2005, the Company recorded Series A Convertible Preferred Stock dividends of $49,668 and $47,115, respectively and Series B Convertible Preferred Stock dividends of $125 and zero, respectively. The Company expects the preferred stock dividends will be lower for 2006 compared to 2005 as some of the preferred stock was converted into common stock during 2005.

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

         In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during quarter ended June 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Item 2.  Changes in Securities.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2006, the Company issued 41,200,000 shares of its common stock associated with the conversion of $10,300,000 of convertible debt at $0.25 per share.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these shares to be issued. During the second quarter of 2006, the Company issued 113,883 shares of its common stock to an employee in accordance with his employment agreement. These services were valued at $25,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2006, the Company issued 500,000 shares of its common stock to a former employee for the exercise of a warrant. The warrant was exercised for proceeds of $100,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2006, the Company issued 100,000 shares of its common stock to a consultant for the exercise of a warrant. The warrant was exercised for proceeds of $1,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the second quarter of 2006, the Company issued a total of 5,583,333 shares of its common stock to certain former note holders for the exercise of warrants. The warrants were exercised for proceeds of $55,833.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders of OnScreen Technologies, Inc. was held on June 29, 2006 for the purpose of amending the Article of Incorporation of OnScreen Technologies, Inc. to increase the authorized number of Common Shares from 150,000,000 to 200,000,000. The shareholders approved the proposed amendment to the Article of Incorporation. The following votes were tabulated:

                 For                    Withhold                     Abstain
                -----                 -----------                    -------
          56,521,055                    763,780                       16,532

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

Signed and submitted this 14th day of August 2006.

                           OnScreen Technologies, Inc.
                                   (Registrant)

                    by: /s/ Charles R. Baker
                       ------------------------
                        Charles R. Baker
                        Chief Executive Officer/Director

                    by: /s/ Mark R. Chandler
                       ------------------------
                        Mark R. Chandler
                        Chief Financial Officer