Form 10QSB
period 2006-09-30
ONSCREEN TECHNOLOGIES INC
filed 2006-11-14
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------
                      For quarter ended September 30, 2006

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

                            Mark R. Chandler, COO/CFO
                           OnScreen Technologies, Inc.
                          600 NW 14th Avenue, Suite 100
                             Portland, Oregon 97209
                                 (503) 417-1700
            (Name, Address and Telephone Number of Agent for Service)

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

                                Yes |_|    No |X|

As of October 31, 2006, there were 142,997,363 shares of the Company's common stock outstanding, 108,000 shares of common stock issuable and 400,543 shares of Series A Convertible Preferred Stock outstanding.

                           ONSCREEN TECHNOLOGIES, INC.

                                      INDEX

                                     Part I
                                                                            Page
                                                                            ----
Item 1 Financial Statements                                                    3
       Condensed Balance Sheets (unaudited)                                    3
       Condensed Statements of Operations (unaudited)                          4
       Condensed Statements of Cash Flows (unaudited)                          5
       Notes to the Condensed Financial Statements (unaudited)                 7
Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       17
       Overview                                                               17
       Intellectual Property                                                  18
       Critical Accounting Policies                                           18
       Liquidity and Capital Resources                                        19
       Results of Operations                                                  21
Item 3 Controls and Procedures                                                23

                                     Part II

Item 1 Legal Proceedings.                                                     24
Item 2 Changes in Securities                                                  24
Item 3 Defaults Upon Senior Securities                                        25
Item 4 Submission of Matters to a Vote of Security Holders                    25
Item 5 Other Information                                                      25
Item 6 Exhibits and Reports on Form 8-K                                       25
       Signatures                                                             26
       Exhibits                                                               27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ONSCREEN TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                    September 30,
                                                                                         2006        December 31,
                                                                                      (Unaudited)        2005
                                                                                    --------------  --------------
Assets
 Current Assets
 Cash and cash equivalents                                                          $      185,800  $      727,141
  Accounts receivable, net of allowance of $ 6,333 at September 30, 2006 and $
   11,780 December 31, 2005                                                                 27,366          18,226
  Inventory                                                                              2,635,099         552,648
  Prepaid expenses and other current assets                                                160,521         150,682
                                                                                    --------------  --------------
 Total Current Assets                                                                    3,008,786       1,448,697
 Property and Equipment, net of accumulated depreciation of $492,309 at September
    30, 2006 and $399,530 at December 31, 2005                                             187,956         254,757
                                                                                    --------------  --------------
 Other Assets
 Restricted marketable securities available-for-sale                                            --          27,181
 Note Receivable                                                                           122,500              --
 Technology rights, net of accumulated amortization of $273,839 at September 30,
   2006 and  $150,833 at December 31, 2005                                               4,568,904         371,667
 Patent Costs                                                                              505,471         429,096
 Other assets                                                                               22,557          97,087
                                                                                    --------------  --------------
 Total Other Assets                                                                      5,219,432         925,031
                                                                                    --------------  --------------
 Total Assets                                                                       $    8,416,174  $    2,628,485
                                                                                    ==============  ==============
Liabilities and Stockholders' Equity
 Current Liabilities
 Accounts payable and other payables                                                $    1,610,762  $      268,710
 Accrued expenses                                                                          336,007         616,082
 Note payable, related parties, net of discounts of $7,535 at December 31, 2005 .          150,000         192,465
 Note payable, net of discounts of $-0- at September 30, 2006 and $309,695  at
    December 31, 2005                                                                      500,000       4,490,305
                                                                                    --------------  --------------
 Total Current Liabilities                                                               2,596,769       5,567,562

Accrued expenses payable with common stock                                                      --         504,777
Long term convertible note payable at fair value, net of discounts of $553,755 ..        1,006,245              --
                                                                                    --------------  --------------
 Total Liabilities                                                                       3,603,014       6,072,339
                                                                                    ==============  ==============

Commitments (Note 9)                                                                            --              --
Stockholders' Equity (Deficit)
 Preferred stock, par value $0.001; 10,000,000 shares authorized
    Convertible Series A, Preferred stock, 5,000,000 shares authorized, 3,235,580 shares issued at September 30, 2006; 404,543 and 1,885,718 shares outstanding at September 30, 2006 and December 31, 2005, respectively;
      liquidation preference of $400,543 at September 30, 2006                                 401           1,886
    Convertible Series B preferred stock, 30,000 shares authorized, 29,068 shares issued at September 30, 2006 and -0- shares outstanding at both September
        30, 2006 and December 31, 2005                                                          --              --
 Common stock, par value $0.001; 200,000,000 shares authorized,
    131,646,030 and 70,277,219 shares issued and outstanding at
    September 30, 2006 and December 31, 2005, respectively                                 131,646          70,277
 Common stock issuable, at par value,  (32,895 shares at September 30, 2006 and
    150,000 shares at December 31, 2005)                                                        33             150
 Additional paid-in capital                                                             44,060,286      25,088,614
 Accumulated deficit                                                                   (39,379,206)    (28,457,694)
                                                                                    --------------  --------------
                                                                                         4,813,160      (3,296,767)
 Less Accumulated other comprehensive loss                                                      --          (4,413)
 Less Deferred compensation expense                                                             --        (142,674)
                                                                                    --------------  --------------
 Total Stockholders' Equity (Deficit)                                                    4,813,160      (3,443,854)
                                                                                    --------------  --------------
 Total Liabilities and Stockholders' Equity (Deficit)                               $    8,416,174  $    2,628,485
                                                                                    ==============  ==============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three months ended        For the nine months ended
                                                                  September 30,                    September 30
                                                              2006             2005            2006              2005
                                                          -------------    -------------    -------------    -------------
Revenues                                                  $      84,145    $      37,534    $     148,950    $      90,653

Cost of Revenues                                                327,131           57,945          772,836          121,185
                                                          -------------    -------------    -------------    -------------

Gross Profit                                                   (242,986)         (20,411)        (623,886)         (30,532)

Operating Expenses
Selling, general and administrative                             759,054        1,361,644        5,578,666        3,847,681
Research and development                                        516,485          441,138        2,051,935        1,076,588
Restructuring costs                                                  --               --           13,967               --
                                                          -------------    -------------    -------------    -------------
Total Operating Expenses                                      1,275,539        1,802,782        7,644,568        4,924,269

                                                          -------------    -------------    -------------    -------------
Loss from Operations                                         (1,518,525)      (1,823,193)      (8,268,454)      (4,954,801)
                                                          -------------    -------------    -------------    -------------

Other Income (Expense)
Other income                                                      2,965            3,973           30,139           11,338
Settlement gain (loss), net                                     175,000            4,167       (2,489,507)           4,167
Change in fair value of warrant liability                     2,039,181               --        3,718,543               --
Intrinsic value of convertible debt and amortization of
    debt discount                                              (158,489)        (514,218)      (2,358,217)        (514,518)
Interest expense                                               (819,385)         (76,751)      (1,504,089)        (133,001)
                                                          -------------    -------------    -------------    -------------
Total Other Income (Expense), Net                             1,239,272         (582,829)      (2,603,131)        (632,014)

Net Loss                                                       (279,253)      (2,406,022)     (10,871,585)      (5,586,815)
Preferred Stock Dividends                                        49,794          (48,144)         (49,926)        (154,350)
                                                          -------------    -------------    -------------    -------------
  Net Loss Available to Common Stockholders               $    (229,459)   $  (2,454,166)   $ (10,921,511)   $  (5,741,165)
                                                          =============    =============    =============    =============
Basic and Diluted Loss Per Common Share                   $       (0.00)   $       (0.03)   $       (0.10)   $       (0.08)
                                                          =============    =============    =============    =============
Basic and Diluted Loss Per Common Share Available to      $       (0.00)   $       (0.03)   $       (0.10)   $       (0.08)
    Common Stockholders
                                                          =============    =============    =============    =============
Weighted average common shares outstanding                  130,287,737       72,263,768      106,641,991       69,193,069
                                                          =============    =============    =============    =============

                 See accompanying notes to financial statements

                           ONSCREEN TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                         ------------------------------
                                                                                             2006              2005
                                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                 $(10,871,585)     $ (5,586,815)
Adjustments to reconcile net loss to net cash used in operating activities:
       Stock, warrants and notes issued for compensation and services                       2,123,676            41,650
       Change in value of Warrant Liability                                                (3,718,543)               --
       Non-cash interest expense, including intrinsic value of convertible debt and
           amortization of debt discount                                                    2,358,216           514,518
       Non-cash (gain) loss on settlement, net                                              2,629,984                --
       Bad debt expense                                                                         2,333             1,605
       Amortization of technology rights                                                      123,006            15,000
       Amortization of deferred consulting and compensation                                   258,223           300,177
       Amortization of deferred financing fees                                                381,050                --
       Compensation expense payable in common stock                                           328,541         1,074,801
       Depreciation                                                                            94,500            86,112
       Other                                                                                    4,413             6,198
(Increase) decrease in assets:
       Accounts receivable and other receivables                                             (133,973)          (31,175)
       Inventory                                                                           (2,085,000)         (615,926)
       Prepaid expenses and other current assets                                               (9,839)         (141,434)
       Deposits and other assets                                                               70,420            (3,934)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                                1,673,256           616,077
       Deferred revenues                                                                         (810)            8,840
                                                                                         ------------      ------------
               NET CASH USED IN OPERATING ACTIVITIES                                       (6,772,132)       (3,714,306)
                                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in technology rights                                                       (800,000)               --
       Investment in patents                                                                  (76,375)         (329,412)
       Proceeds from sales of marketable securities                                            31,291           396,351
       Purchase of property and equipment                                                     (25,150)          (90,941)
                                                                                         ------------      ------------
               NET CASH USED IN INVESTING ACTIVITIES                                         (870,234)          (24,002)
                                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Series A convertible preferred stock dividends paid                                         --          (121,250)
       Purchase of treasury stock                                                                  --              (225)
       Proceeds from notes and loans payable                                                7,294,950         3,175,000
       Payments on notes and loans payable                                                   (375,475)          (75,000)
       Proceeds from sales of common stock and exercise of warrants and options net of
       offering costs                                                                         181,550            84,250
       Deferred stock issuance costs                                                               --           (15,726)
                                                                                         ------------      ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    7,101,025         3,047,049
                                                                                         ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (541,341)         (691,259)
                                                                                         ============      ============
Cash and Cash Equivalents at Beginning of Year                                                727,141         1,561,650
                                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIODS                                              $    185,800      $    870,391
                                                                                         ------------      ------------

(continued)

                           ONSCREEN TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                    UNAUDITED

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                         ------------------------------
                                                                                             2006              2005
                                                                                         ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                                        $         --      $         --
                                                                                         ============      ============

Interest paid                                                                            $    335,039      $    107,785
                                                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock                       $      1,610      $      1,101
                                                                                         ============      ============
Discount on debt of convertible notes payable                                            $  3,606,844                 $
                                                                                                                994,074
                                                                                         ============      ============
Accounts payable converted to  notes payable                                             $    375,475      $         --
                                                                                         ============      ============
Conversion of debt to common stock                                                       $  9,454,040      $         --
                                                                                         ============      ============
Technology rights acquired through issuance of warrants                                  $  3,520,243      $         --
                                                                                         ============      ============
Common Stock issued for debt financing                                                   $         --      $     74,074
                                                                                         ============      ============
Deferred consulting and compensation and accrued liabilities payable in common stock     $    833,315      $  1,305,997
                                                                                         ============      ============
Cancellation of warrant                                                                  $         --      $    178,700
                                                                                         ============      ============
Other comprehensive loss from unrealized loss (gain)                                     $         --      $      3,205
                                                                                         ============      ============
Reclassification of warrants from Liability to Equity                                    $  5,668,578
                                                                                         ============      ============

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

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $10,871,585 and cash used in operations of $6,772,132 for the nine months ended September 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. Certain reclassifications have been made to the 2005 comparative information to conform to the 2006 presentation.

NOTE 2 LOSS PER COMMON SHARE

Common stock equivalents in the three-month and nine-month periods ended September 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At September 30, 2006, 50,950,510 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 3 INVENTORY

Inventories are stated at the lower of cost or market value. The first in first out (FIFO) method is utilized for reporting inventories. During the three and nine months ended September 30, 2006 inventory valuation was reduced by $243,837 and $595,167, respectively to reflect the market value of certain impaired inventory. The following information is presented for inventory at September 30, 2006 and December 31, 2005:

                                         September 30, 2006   December 31, 2005
                                         ------------------   ------------------

Work In Process                          $        2,004,189   $                0
Finished Goods                                      630,910              552,648
                                         ------------------   ------------------
Total Inventory                          $        2,635,099   $          552,648
                                         ==================   ==================

NOTE 4 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three-month and nine-month periods ended September 30, 2006 and 2005 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month and nine-month periods ended September 30, 2006 and 2005 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

The following information is presented for the non-vested stock options for the three months and nine months ended September 30, 2006:

                                                        Three Months Ended                 Nine Months Ended
                                                  ------------------------------------------------------------------
                                                                                      Weighted         Weighted Avg.
                                                                                         Avg.          Grant-date
                                                    Number of        Grant-date       Number of           Fair
                                                     Shares          Fair Value         Shares            Value
                                                  -------------     ------------------------------------------------
Non-vested stock options at beginning of period
                                                      7,166,485     $        0.27          151,250     $        0.23
Granted during the period                                    --                --        8,757,485     $        0.36
Vested during the period                                (58,750)    $        0.45       (1,781,000)    $        0.57
Forfeited during the period                          (6,365,235)                        (6,385,235)
                                                  =============                      =============
Non-vested stock options at September 30, 2006          742,500     $        0.45          742,500     $        0.45
                                                  =============                      =============

The following information is presented for the stock option activity for the three months and nine months ended September 30, 2006:

                                  Three Months Ended                  Nine Months Ended
                            --------------------------------    --------------------------------    --------------     -------------
                                                  Weighted                            Weighted                           Aggregate
                                                  Average                              Average          Average          Weighted
                                                  Exercise                            Exercise         Remaining         Intrinsic
                              # of shares          Price           # of shares          Price        Contract Life         Value
                            ---------------    -------------    ----------------    ------------    --------------     -------------
Outstanding at
beginning of period:           14,327,485           $0.10            6,112,500        $0.19
Forfeited                      (7,115,235)          $0.05           (7,157,735)       $0.05
Granted                                --              --            8,757,485        $0.04
Exercised                        (880,000)          $0.01           (1,380,000)       $0.08
                            ---------------                     --------------
Outstanding at
    September 30, 2006          6,332,250           $0.16            6,332,250        $0.16            3.2 years          $2,053,920
                            ===============                     ==============
Outstanding exercisable
     at September 30, 2006      5,589,750           $0.17            5,589,750        $0.17            2.9 years          $1,793,295
                            ===============                     ==============

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

In accordance with SFAS 123(R), during the nine months ended September 30, 2006, the Company recognized compensation expense of $1,000,921 for the fair value of stock options over the vesting period. Due to the Company's net loss position, there was no tax effect recognized. There was no impact on the Company's net loss per share for this additional expense.

At September 30, 2006, the Company has $2,155,981 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense over the vesting period of the stock options.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three and nine months ended September 30, 2005:

                                                                    Three months ended         Nine months ended
                                                                    September 30, 2005         September 30, 2005
                                                                    ------------------         ------------------
Net Loss Available to Common Stockholders:
Net loss available to common stockholders, as reported               $    (2,454,166)           $    (5,741,165)
     Plus: Intrinsic value of compensation costs included in net
           loss                                                                5,817                     62,051
     Deduct: Fair value of stock-based employee compensation costs           (12,598)                  (149,597)

                                                                     ---------------            ---------------
Pro forma net loss                                                   $    (2,460,947)           $    (5,828,711)
                                                                     ===============            ===============

Loss per common share available to common stockholders:
   Basic and Diluted - as reported                                   $         (0.03)           $         (0.08)
                                                                     ===============            ===============
   Basic and Diluted - pro forma                                     $         (0.03)           $         (0.08)
                                                                     ===============            ===============

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

During February 2006, the Company entered into three-month convertible promissory notes and received proceeds of $200,000. The Company had the option to extend these notes for an additional three-month period. Also during the first quarter of 2006, the Company executed unsecured six-month convertible promissory notes totaling $5.1 million. The interest rate was 12% per annum. For $200,000 of notes, the note holders had the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. For the other $5.1 million of notes, the shares will convert to common stock if the Company's bid price reaches or exceeds $0.35 of five consecutive days, then the notes will convert at $0.25 per share or the note holder could elect at any time to convert the note at $0.25 per share to common stock shares. The intrinsic value related to the convertible feature of the debt was valued at $814,237 and was amortized over the three- to six-month term of the notes. For each note, the note holder received a warrant of one share of common stock for each $1 of note principal. The proceeds of the note were allocated to the note and warrants based upon the fair market value of each. This resulted in a discount on notes of $897,061 which was amortized over the three- to six-month term of the notes.

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

On May 15, 2006 the Company entered into a promissory note with a shareholder for $1,000,000. Interest accrues at 12% per annum, payable monthly, with the first interest payment of $10,000 due June 5, 2006. The principal is payable in one installment on November 15, 2007. The note holder has the right to convert the note to the Company's common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. In accordance with FASB 155, the Company recorded this note at fair value. The intrinsic value related to the convertible feature of the note was valued at $339,553 which will be amortized over the term of the note.

On August 28, 2006 the Company entered into a one-month promissory note with a director of the Company for $150,000. Interest on this note accrues at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due by October 28, 2006.

During August 2006, the Company entered into unsecured eighteen-month convertible promissory notes totaling $486,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company's common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During September 2006, note holders converted $156,000 of the notes into the Company's common stock.

During September 2006, the Company entered into unsecured eighteen-month convertible promissory notes totaling $240,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company's common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During September 2006, note holders converted $10,000 of the notes into the Company's common stock.

NOTE 7 DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

On January 1, 2006, the Company implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This statement allows the Company to elect fair value measurement of hybrid financial instruments on an instrument-by instrument basis in cases in which a derivative would otherwise have to be bifurcated.

The Company does not use derivative financial instruments to hedge exposures to cash flow or market risks. However the promissory note entered into during the second quarter with a shareholder had an embedded conversion option to purchase the Company's stock, with the number of shares indexed to the Company's future stock price. Accordingly, the embedded conversion option qualified during the second quarter as a derivative. This promissory note was amended on September 28, 2006 to include a conversion to equity floor price per share of $0.20 resulting in the promissory note no longer qualifying as a derivative financial instrument.

If any of the derivatives could potentially result in the Company's having indeterminable shares (i.e. from a conversion price that is indexed to the Company's stock price), then, per the Emerging Issues Task Force ("EITF") 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's own Stock the Company is required to classify all outstanding non-employee warrants or options at fair value as a derivative liability. The initial entry to record the derivative liability for these outstanding warrants is a reclassification from additional paid-in-capital of the fair value of the warrants as of the reclassification date (May 15, 2006). At each subsequent reporting period, the Company continues to record these instruments at fair value as a derivative liability with any difference recorded as a change in the fair value of warrant liability under other income or expense in the Statement of Operations until such time as the Company no longer has an instrument with indeterminate shares. As of the nine months ended September 30, 2006, the Company no longer has any instruments with indeterminate shares. For the three months and nine months ended September 30, 2006, a change in the fair value of warrant liability under other income and expense of $2,039,181 and $3,718,543, respectively was recorded for derivative liabilities. As of September 28, 2006 the balance of the warrant liability of $5,668,578 was reclassified to equity. The fair value was computed at June 30 2006 and at September 28, 2006 using the Black-Scholes option pricing model with the following assumptions:

                                               June 30, 200   September 28, 2006
                                               ------------   ------------------
Expected  Volatility  (based on  historical
volatility)                                        120.7%              122.7%
Expected  Term (based on weighted average
contractual term of warrants)                  2.5 years           2.5 years
Expected Dividends                                     0                   0
Discount Rate                                      5.130%              4.600%

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

On June 1, 2006, the Company entered into an agreement with a consultant to provide sales and marketing services. For these services, the Company pays a monthly fee of $15,000.

NOTE 10 PREFERRED STOCK

During the nine months ended September 30, 2006, the Company converted 24,000 shares of the Company's Series A convertible preferred stock into 96,000 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders.

During the nine months ended September 30, 2006, the Company issued 250,000 shares of its Series A and 1,000 shares of Series B convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 250,000 shares of Series A convertible preferred stock were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The 1,000 shares of Series B convertible preferred stock were valued at $270 per share based on contemporaneous cash sales around the grant date. The total value of these shares of $520,000 was expensed over the requisite service period. During July 2006, the 250,000 shares of Series A convertible preferred were converted into 1,250,000 shares of the Company's common stock at the conversion ratio of four common plus one bonus share for each share of Series A Preferred. The 1,000 shares of Series B convertible preferred were converted into 1,250,000 shares of the Company's common stock at the conversion ratio of 1,000 common plus 250 common bonus shares for each share of Series B Preferred.

During the three months ended September 30, 2006, the Company converted 1,461,175 shares of the Company's Series A convertible preferred stock into 7,305,875 shares of the Company's common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. The Company also converted accrued dividends of approximately $134,905 into 674,523 shares of the Company's common stock at a per share price of $0.20 for those shareholders who elected to convert accrued dividends to common shares.

NOTE 11 OTHER EQUITY TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued 113,883 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price of $0.2195 per share at December 31, 2005, in accordance with the employee's employment agreement.

During the nine months ended September 30, 2006, the Company issued 150,000 shares of its common stock that it had accrued for at December 31, 2005.

During the nine months ended September 30, 2006, the Company issued 100,000 shares of its common stock for investor relation services. These shares were valued at $20,000 based upon the $ 0.20 per share quoted market price of the stock on the date of grant and were recorded as administrative expenses during 2006

During the nine months ended September 30, 2006, the Company converted $10,300,000 of convertible unsecured notes into 41,200,000 shares of its common stock at $0.25 per share.

During the nine months ended September 30, 2006, warrants for 7,175,000 shares of its common stock at a price of $0.01 were exercised. The Company issued 7,175,000 of these shares.

During the nine months ended September 30, 2006, the Company issued 500,000 shares of its common stock at $0.20 per share under its Employee Equity Ownership agreements.

During the nine months ended September 30, 2006, the Company issued 100,000 shares of its common stock for sales and marketing services. These shares were valued at $20,000 based on the quoted market price of the stock on the date of grant and were recorded as consulting expenses during 2006

During the nine months ended September 30, 2006, the Company recorded compensation expense of $1,000,921 for stock options that the requisite service was performed during the nine months ended September 30, 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R) as discussed in Note 4 - Stock-Based Employee Compensation.

The Company also recorded $469,112 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed by January 1, 2006 when the Company implemented SFAS 123(R). It had previously been recorded as accrued expenses payable with common stock recorded on the balance sheet. The Company also recorded an additional $187,423 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed as of the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company recorded consulting expense of $320,840 for stock warrants for non-employees to acquire 698,001 shares of the Company's common stock. The $320,840 of consulting expense was expensed during the first nine months of 2006 as the services had been provided. The $320,840 value was based upon fair market value of the options using the Black Scholes option model. These warrants were valued using the following assumptions:

Estimated Volatility (based on historic volatility)              128.4% - 159.5%
Expected Term (based on contractual term)                            1 - 3 years
Expected Dividends 0 Discount Rate                                 4.69% - 5.10%

On June 29, 2006, the Company obtained shareholder approval to increase the number of authorized common stock shares from 150,000,000 to 200,000,000.

NOTE 12 SUBSEQUENT EVENTS

During October 2006, the Company entered into unsecured eighteen-month convertible promissory notes which total $3,255,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company's common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During October 2006, note holders converted $2,655,000 of the notes into the Company's common stock.

During October 2006, note holders converted $460,000 of the unsecured eighteen-month convertible promissory notes generated during the third quarter into the Company's common stock.

During October and November 2006, warrants for 692,287 shares of its common stock at a price of $0.01 were exercised.

During November 2006, the Company converted 15,000 shares of the Company's Series A convertible preferred stock into 75,000 shares of the Company's common stock at the request of a Series A convertible preferred stock holder. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. The Company also converted accrued dividends of approximately $1,500 into 7,500 shares of the Company's common stock at a per share price of $0.20 for the shareholder who elected to convert accrued dividends to common shares.

On November 2, 2006, the Company paid the remaining principal and interest due of $153,200 on the promissory note that it had entered into on August 28, 2006 with director of the Company.

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

The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform product under the name RediAlert(TM). Additionally, the Company is continuing efforts towards development and commercialization of its Tensile technology. The Company's product lines utilize the OnScreen(TM) direct view LED (light emitting diode) sign display technology (sometimes referred to as the "OnScreen(TM) LED architecture" or "OnScreen(TM) technology" or "OnScreen(TM) LED technology"). The Company's plan is to focus all of its resources on the commercialization of the OnScreen (TM) technology.

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

During the nine months ended September 30, 2006, the Company continued to incur significant losses from operations. The Company incurred a net loss of $10,871,585 for the nine months ended September 30, 2006. This net loss of $10,871,585 includes non-cash charges of $2,710,440 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, $2,358,217 of non-cash amortization of the intrinsic value of convertible debt and the debt discount, and $2,780,000 of non-cash loss for the value of warrants issued as a settlement.

Management has continued to raise the capital needed to fund the development and marketing of the Company's OnScreen(TM) products during 2006. During the nine months ended September 30, 2006 the Company received proceeds of $7.7 million for unsecured notes less $0.4 million of expenses. These funds will assist the Company to continue to develop its OnScreen(TM) products and continue the Company's operations until the Company brings the OnScreen(TM) products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

Liquidity and Capital Resources

General

The Company's cash and cash equivalents balance at September 30, 2006 is $185,800. The Company has a net working capital balance at September 30, 2006 of $412,017. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations

The Company's operating requirements generated a negative cash flow from operations of $6,772,132 for the nine months ended September 30, 2006.

During the first nine months of 2006 and 2005, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first nine months of 2006, the Company recorded a total of $2,710,440 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During the first nine months of 2006, the Company recorded two additional significant non-cash entries - interest expense of $2,358,216 for the intrinsic value of convertible debt and the amortization of debt discount and $2,629,984 in net settlement loss.

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

Capital Expenditures and Investments

During the first nine months of 2006, the Company invested $25,150 in fixed assets. During the remainder of 2006, the Company anticipates that its capital expenditures should not significantly change. The Company outsources the manufacture of its products.

The Company invested $76,375 in patent costs and $800,000 in technology rights during the first nine months of 2006. The Company expects its investment in patent costs will continue throughout 2006 as it invests in patents to protect the rights to use its OnScreenTM product developments.

Financing activities

During the first nine months of 2006, the Company received $7,294,950 of proceeds from unsecured convertible notes. The Company paid $375,475 on an unsecured notes payable during the first nine months of 2006. During the first nine months of 2006, the Company converted $10,466,000 of convertible unsecured notes into 41,806,425 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company's products.

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

The Company received $726,000 of proceeds from a private placement of convertible notes and $150,000 of proceeds in other notes during the third quarter of 2006 and the Company is continuing to raise funds. The proceeds from the sale of such securities should be sufficient to satisfy the Company's short-term working capital requirements.

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

Results of Operations

Revenue

During the nine months ended September 30, 2006, revenue was $148,950 and $90,653 for the same period during 2005. The revenue for the nine months ended September 30, 2006 is comprised of $80,860 from Living WindowTM products and related add-ons, $47,990 from RediAlert products, and $20,100 from other income. For the nine months ended September 30, 2005, the Company recorded revenue of $49,433 from Living WindowTM products and related add-ons, $37,176 from the LED Truck rental, and $4,044 from other income.

During the three months ended September 30, 2006 and 2005, revenue was $84,145 and $37,534, respectively. The revenue for the three months ended September 30, 2006 is comprised of $47,990 from RediAlert sales, $27,755 from Living WindowTM products and related add-ons and $8,400 from other income. For the three months ended September 30, 2005, the Company recorded $33,135 from Living WindowTM products and related add-ons, $1,500 from the LED Truck rental and $2,899 from other income.

As the Company ships its RediAlertTM product line during the second half of 2006, the Company expects its revenues will increase during 2006 compared to the prior year.

Cost of revenue

The cost of revenue for the nine months ended September 30, 2006 and 2005 was $772,836 and $121,185, respectively. For the three months ended September 30, 2006 and 2005, the cost of revenue was $327,131 and $57,945, respectively. The significant increase during 2006 compared to prior year is primarily the result of an inventory write-down of impaired inventory to market value of $595,167. While the Company's sales are low, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $3,847,681 for the nine months ended September 30, 2005 to $5,578,666 for the same period during 2006. This increase of $1,730,985 is primarily the result of increased non-cash expenses of approximately $1.6 million as well as the Company is putting in place the infrastructure in to support the distribution of the OnscreenTM product lines.

For the three months ended September 30, 2006 compared to the same period in 2005, SG&A expenses decreased $602,590 primarily the result of lower non-cash expenses.

To conserve its cash, the Company continues to pay certain expenses through equity compensation versus cash compensation and during the nine months ended September 30, 2006, the Company recorded approximately $2.5 million related to equity compensation that was granted to certain employees and consultants for their services provided to the Company.

Research and Development

The research and development costs are related to the OnScreen(TM) technology to which the Company acquired the licensing rights. The increase of $75,347 and $975,347 in research and development during the three and nine months ended September 30, 2006, respectively compared to the same period in 2005 is a result of activities to further research and develop the OnScreen(TM) technology and products. During the nine months ended September 30, 2006, the Company recorded approximately $200,000 of non-cash compensation for research and development consulting services provided to the Company. The Company anticipates increasing its expenditures in research and development during the remainder of 2006 compared to 2005.

Restructuring Costs

The Company incurred $13,967 of restructuring costs during the nine months ended September 30, 2006 related to the move from Florida to Oregon.

Other Income

The investment income remained relatively unchanged during the three and nine months ended September 30, 2006 compared to the same period in 2005. The Company does not expect this item to be significant during the balance of 2006.

Settlement Gain (Loss), Net

The Company recorded a net settlement gain (loss) for the three and nine months ended September 30, 2006 of $175,000 and $(2,489,507), respectively. The Company did not have any significant settlement gain (loss) during the three and nine months ended September 30, 2005.

The Company recorded a settlement gain for the three and nine months ended September 30, 2006 of $175,000 and $290,493, respectively. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the nine months ended September 30, 2006, the Company had received $20,833, which it has recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company's claim against it. Due to the financial condition of Mobile Magic, the Company had not recorded as of June 30, 2006 a receivable of $175,000 for the remaining amount. During August 2006, Mobile Magic paid the first installment of $50,000 due per the agreement. The settlement of $175,000 with Mobile Magic was recorded during the third quarter as a settlement gain. The Company also had recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006. This was offset by legal fees for approximately $65,000.

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

Change in value of warrant liability

During the three and nine months ended September 30, 2006, a gain of $2,039,181 and $3,718,543, respectively was recorded for derivative liabilities. The Company no longer has any financial instruments with indeterminate shares and as such the value of warrant liability at September 30, 2006 has been reclassified to equity.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded an expense of $158,489 and $2,358,217 for the three and nine months ended September 30, 2006, respectively for the intrinsic value of convertible debt and the amortization of debt discount. There were no remaining unamortized debt discount amounts at September 30, 2006.

Interest Expense

The interest expense of $819,385 and $1,504,089 for the three and nine months ended September 30, 2006, respectively is for the interest on the unsecured convertible notes payable and deferred financing fees. Deferred financing fees were $768,000 and $1,169,050 for the three and nine months ended September 30, 2006. The interest expense of $76,451 and $133,001 for the three and nine months ended September 30, 2005, respectively, was for unsecured notes payable entered into in late March 2005.

Preferred Stock Dividends

During the nine months ended September 30, 2006 and 2005, the Company recorded Series A Convertible Preferred Stock dividends of $49,801 and $154,350, respectively and Series B Convertible Preferred Stock dividends of $125 and zero, respectively. During the three months ended September 30, 2006, the Company recorded income of $49,794 as Series A Convertible Preferred shareholders accepted the Company's offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20. The Company recorded during the three months ended September 30, 2005 Series A Convertible Preferred Stock dividends of $48,144.

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

      In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during quarter ended September 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, the Company issued 606,425 shares of its common stock associated with the conversion of $166,000 of convertible debt.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these shares to be issued. During the third quarter of 2006, the Company issued 1,250,000 shares of its common stock to an employee in accordance with his employment agreement.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, the Company issued 880,000 shares of its common stock to former employees for the exercise of warrants. The warrants were exercised for proceeds of $8,800.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, the Company issued 100,000 shares of its common stock to a consultant for the exercise of a warrant. The warrant was exercised for proceeds of $1,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, the Company issued a total of 1,591,667 shares of its common stock to certain former note holders for the exercise of warrants. The warrants were exercised for proceeds of $15,917.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, certain Series A Preferred Stock holders converted 1,586,175 shares of Series A Preferred Stock to 7,930,875 shares of the Company's common stock.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, certain Series B Preferred Stock holder converted 500 shares of Series B Preferred Stock to 625,000 shares of the Company's common stock.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the third quarter of 2006, certain Series A Preferred Stock holders converted $134,905 of Series A Preferred Stock dividends to 674,523 shares of the Company's common stock.

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

32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 31, 2006 in connection with the departure of Charles R. Baker as Chief Executive Officer, President and Director of the Company and appointment of Steven S. Hallock to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of November 2006.

                                      OnScreen Technologies, Inc.
                                             (Registrant)

                        by: /s/ Russell L. Wall
                            ----------------------------------------------------
                                             Russell L. Wall
                                     Chief Executive Officer/Director

                        by: /s/ Mark R. Chandler
                            ----------------------------------------------------
                                              Mark R. Chandler
                            Chief Financial Officer/Principal Accounting Officer