Form 10KSB
period 2006-12-31
ONSCREEN TECHNOLOGIES INC
filed 2007-04-02
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Russell L. Wall, CEO/President
OnScreen Technologies, Inc.
600 NW 14th Avenue, Suite 100
Portland, Oregon 97209, (503) 417-1700
(Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were $256,688.

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2006 was $29,528,902 (calculated by excluding shares owned beneficially by affiliates, directors and officers).

As of February 28, 2007, the registrant had 147,640,855 shares of common stock outstanding and 75,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred outstanding.

Index	Part I
Item 1.	Description of Business	4
	OnScreen WayCool Thermal Management Technology	4
	LED Sign Industry Overview	5
	OnScreen LED Technology	6
	OnScreen™ Sign Products	7
	Tensile Roll-Up	8
	OnScreen Technologies, Inc. Business Strategy	8
	Intellectual Property Ownership of OnScreen Technology	9
	Fusion Three, LLC Settlement	9
	OnScreen Technology Intellectual Property Protection	10
	Employees	12
	Risks Related to Our Business	12
	Risks Related to Our Common Stock	15
Item 2.	Description of Property	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
	Part II
Item 5.	Market for Common Equity and Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	18
	Recent Sales of Unregistered Securities	21
	Shares Eligible for Sale	22
Item 6.	Management's Discussion and Analysis	23
	Critical Accounting Policies	25
	Liquidity and Capital Resources	26
	Results of Operations	27
Item 7.	Financial Statements	31
Item 8.	Changes In and Disagreements with Accountants on Disclosure	31
Item 8A.	Controls and Procedures	31
Item 8B	Other Matters	31
Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons
	Compliance with Section 16(a) of the Exchange Act	31
	Shareholder Communication	32
	Business Experience of Executive Officers and Directors	32
	Audit Committee	35
	Audit Committee Report	35
Item 10.	Executive Compensation	35
	Summary Compensation Table	41
	Outstanding Equity Awards at Fiscal Year-End	42
	Director Compensation	43
	Employment Agreements	44
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	45
	Employee Equity Incentive Plans	48
Item 12.	Certain Relationships and Related Transactions	49
Item 13.	Exhibits and Reports	51
	Exhibits	53
Item 14.	Principal Accountants Fees and Services	55
	Signatures	56
	Certifications	57

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

PART I

Item 1. Description of Business

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen™” or “the Company”) is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209.

The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform products under the names RediAlert™ and Living Window™. The Company is continuing efforts toward development and commercialization of its Tensile technology.

OnScreen™ WayCool Thermal Management Technology
Among the challenges and limitations in the development of high-end desktop computers and workstations is the thermal dissipation associated with advanced processors. It is anticipated that the next generation of high-end processors using dual core design pushes the thermal envelope even further. This thermal challenge has been approached by manufacturers of high-powered processors by advancing heatsink and fan technology beyond the state of the art known only a few years ago. WayCool provides a straightforward scientific approach to addressing intense heat generated in electronic systems, including computers, home entertainment systems, test fixtures and medical monitoring devices. The proprietary WayCool Thermal Management technology transfers heat at extraordinarily high rates to promote superior thermal management.  The scalability of the cooling devices allows the removal of heat from the source towards large surface areas that are easily accessible.

WayCool Market Analysis
The Company received a report in May 2005 prepared by an independent third party new product research consulting firm that provided a comprehensive market compilation and analysis of the semiconductor industry shipments in the personal computer and server markets for major producers as well as an evaluation of the market impact of the WayCool Thermal Management Technology in context with the total semiconductor industry demand. The principal focus of the report was to determine a preliminary business valuation for WayCool in providing a viable solution for computer processor chip thermal management.

The report of the independent third party research firm found that the semiconductor industry is expected to move to the use of advanced cooling solutions to solve an increasing need for higher processing speeds so as to better manage greater power requirements. It is expected that exponential increases in thermal output could limit traditional thermal management solutions over the next three years.

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

Intellectual Property Rights to WayCool Thermal Management Technology
On January 10, 2005, the inventor/owner of the OnScreen™ LED technology patent conveyed ownership of the OnScreen™, WayCool and WayFast patents to CH Capital, for value received. CH Capital is a California general partnership controlled by Bradley J. Hallock, currently a shareholder and director and William Clough, currently a shareholder, corporate secretary, corporate counsel and director.

On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed to the Company the OnScreen™ patent rights. This conveyance vested in the Company the ownership of the OnScreen™ LED technology patent.

March 24, 2006 CH Capital assigned to the Company all right, title and interest of the WayCool patent in consideration for a one time payment of eight hundred thousand dollars ($800,000) plus three year warrants that represent 7,040,485 common shares. The $800,000 amount represents reimbursement for the time and money CH Capital spent to acquire and develop the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office. The Company now owns all right, title and interest of the WayCool patent.

LED Sign Industry Overview
The use of bright LEDs in large and small scale products has been expanding over the past several years. LED’s have become the technology of choice for products because they offer significant advantages in brightness, energy efficiency and longer product life over traditional illumination choices. Until the advent of high-brightness LED display technology, few options existed for videotext and motion displays to be viewed in direct sunlight.

Energy consumption has become a limiting factor in the advancement of outdoor LED displays. Because significant energy is required to illuminate an LED motion display in direct sunlight, significant heat is generated when powering LED’s to brightness adequate to be seen in direct sunlight. Current LED packages and heat transfer mechanisms generally do not easily accommodate close pixel spacing on this generation of products - a limiting visual factor when viewed from any distance less than a couple hundred feet. It also means that, previously, a commercial product with real market potential, i. e., outdoor television and medium scale display advertising, up to now, has been technically difficult and expensive to produce. The required pixel spacing for high resolution displays, while limiting the corresponding heat transfer as with current display architectures, has been difficult and expensive to achieve.

To date, the leading cause preventing a larger proliferation of large-scale LED products has been cost. The Company believes that a more cost effective display technology can result in a significantly deeper market penetration for these displays.

OnScreen™ LED Technology
The Company’s sign display product lines utilize the OnScreen™ direct view LED (light emitting diode) technology (sometimes referred to as the “OnScreen™ LED architecture” or “OnScreen™ technology” or “OnScreen™ LED technology”). The OnScreen™ LED architecture, incorporates a variety of patent pending designs of a new generation of bright LED products that provide key design improvements in wind load, heat dissipation, weight and brightness of LED sign displays.

OnScreen Technologies, Inc. has created a range of products with significant architectural benefits and brighter visibility than the current generation of sign displays. The Company’s sign displays are visible in direct sunlight, avoiding many of the disadvantages associated with current displays, including sun-loading, wind-loading and excessive weight. The OnScreen™ LED technology delivers simple light weight, see-through arrays that eliminate the need for complex modules. In the Company’s products, LEDs are equally spaced in a configuration that creates a system such that light and air can easily pass through the system that encourages rapid heat transfer, is lightweight and encourages convective airflow cooling.

The Company’s LED products are specially designed to provide display solutions into vertical markets including commercial and government. The commercial market targets include, but are not limited to, retail industry and point of purchase. The government market targets are all levels of Departments of Transportation, Homeland Security, Law Enforcement, Emergency Responders and FEMA.

Materials and Manufacturing Cost
OnScreen Technologies, Inc. has developed an open system that permits nearly unobstructed flow of air through the LED screen that significantly reduces wind loading. This advantage reduces weight of the sign system as well as the cost of the structure that supports the sign system. These advantages are present to some extent in all OnScreen™ LED sign product lines.

Structure Benefits
Wind loading is reduced because of the “grid design” that permits air to pass through the LED grid and, at the same time, the ambient fluid air dissipates the heat from the LEDs. Because of this lighter weight and the reduced wind loading of the OnScreen™ LED architecture, the foundation and support structure can be reduced in size and cost. In a typical large scale sign deployment, the cost allocation is 30% sign and 70% installation and infrastructure.

Storage, Shipping, Handling and Setup Cost
The Company’s products are lightweight, lighter than competitive systems, and offer significant savings in storage, shipping, handling and installation costs because of the “foldable” feature of several models that can be shipped laid back-to-back with greatly decreased volume and weight resulting in lower shipping cost.

Life Cycle Cost
Because of increasing LED junction temperature in traditional LED displays, LED lifetime, brightness, and efficiency degrade. The Company’s products are designed to dramatically reduce the LED junction-to-environment thermal resistance resulting in a lower junction temperature for any given brightness. This yields higher brightness at lower power levels, thus reducing operating cost and increasing OnScreen™ LED based products use.

Weight
The unique OnScreen™ LED architecture reduces the weight-per-unit area compared to current systems primarily due to efficient convective air cooling that eliminates some of the heavy external cooling needed for traditional displays and the difference in the Company’s base architecture versus complex rigid solid circuit board modules in present LED displays.

Brightness
Greatly increased brightness can be achieved through the use of innovative optics that address spatial tuning, horizontal axis optics, angular aperture control and optical efficiency. While brightness resulting from the OnScreen™ LED architecture can be optimized through the use of the Company’s innovative pixel packages, standard off the shelf pixels are used as well, depending on the application.

OnScreen™ Sign Products
RediAlert™
The Company has completed the initial production in its government emergency response product line. The first of this product line is the RediAlert™ Rapid Dispatch Emergency Signs. The RediAlert™ design is based on an arrangement of LEDs placed periodically along the edge of narrow horizontal louver like slats similar to Venetian blinds that provide structural integrity without sacrificing other advantages. The initial RediAlert™ product uses a thin, light-weight rigid support material as the principal structure to hold the LEDs and supply the necessary circuitry, The systematic elimination of support material results in a unique screen effect capable of permitting free flow of air between the slats and creating the appearance of an opaque background for easy reading of the sign in bright sunlight conditions.

The RediAlert™ is capable of displaying three lines of variable text at nine inch character size for messaging at emergency response incidents where it is important to quickly convey a message to motorists and pedestrians. Independently powered by 12VDC battery power, this easily deployable, folding 3' x 5' illuminated screen provides law enforcement and emergency management personnel with the latest in technology and equipment to assist in communicating with the public. RediAlert™ products are designed to collapse and fit into the trunk of emergency vehicles. These products are capable of being deployed by a single person within minutes and represent a significant market for the Company. The Company’s target markets include the rapidly expanding Homeland Security effort, federal and state homeland defense, law enforcement, military, emergency response and traffic control.

Living Window™
The Living Window™ product line features electrical conductors imbedded in a rigid grid material that also serves as the structural member on to which the LEDs are mounted. The Company’s design permits a product that consists of approximately 70% vacant space, through which ambient air can freely flow to permit heat transfer. This product line can provide highly effective advertising to several different vertical retail markets, such as auto dealerships, grocery stores, movie theaters, malls, and restaurants. Living Window™ will enable retailers to communicate a bright three-to-six-line text message directly to customers through a 15 to 30 square feet, lightweight, see-through sign that is lighter than most comparable products and which can be easily installed in a window or suspended in a indoor environment. Living Window™ enables any business owner to use a remote computer to display a message or change the existing message in a matter of seconds on one or more signs located in one or multiple remote locations. One of the most appealing factors of Living Window™ is its revolutionary product design that does not interfere with the integrity of the building architecture and allows ambient light to enter.

Tensile Roll-Up Sign Technology
The innovative Tensile technology is currently in the design and prototyping stage. Tensile is a revolutionary LED sign design that features flexibility of the LED screen in addition to lightweight, see-through features as used in the other OnScreen™ sign products. The unique open design permits easy flow of ambient air through the X-Y grid for better heat dissipation. Full color and video motion are intended to be standard features. This product is designed for indoor and outdoor video displays, signage, indoor and outdoor lighting, including complex forms and decorative elements such as light-walls, light sculpture, and chandeliers. Among the advantages of Tensile is the ability to retrofit existing signage infrastructure with little modification due to the lightweight and advanced thermal management characteristics of Tensile. Furthermore, these innovative characteristics also allow Tensile to be used in new applications and locations where LED technology could not previously be used due to weight, thermal management and structural constraints.

LED Sign Market Potential
The Company is focusing its efforts towards further defining the market environment, size, growth, trends, competitive analysis, product roadmap, partnering strategy and commercial sales program. Specific applications of the OnScreen™ LED technology include: billboards, store windows, large screen indoor and outdoor products, outdoor commercial and residential televisions, curved and complex shaped displays, artistic light displays, Amber Alert project, Homeland Security, roadway “intelligent transportation systems” (ITS) and see-through displays on buildings. An additional potential marketing strategy is directed toward licensing the OnScreen™ LED technology intellectual property to worldwide manufacturers of LED sign products and components.

OnScreen Technologies, Inc. is currently pursuing markets related to LED products that include:
•
Rapidly deployed, highly mobile, emergency response products, RediAlert™. This product is directed toward government emergency response and public safety matters such as homeland security, Amber alert, automobile accidents, traffic control and public information.

•
Indoor, see through window, commercial advertising products, Living Window™. The Company’s market focus is retail level such as automobile dealerships, restaurants and other retail markets. This product is intended to include an optional wireless modem capable of transmitting and receiving data to be displayed on the sign.

OnScreen Technologies, Inc. Business Strategy
The implemented Company business strategy includes an expanding basis of innovative ideas and products based on its thermal cooling technology, WayCool and its OnScreen™ LED technology. The Company continues to develop and purchase OnScreen™ LED architecture related new product ideas and enhance its current technology. Examples of potential areas to which the company will look to create market opportunity include: LED pixel packages, custom mounting hardware, ventilation support systems and electronic subsystems.

Licensing
The Company intends to implement a broad intellectual property licensing program for select products in order to commercialize WayCool and various segments of the OnScreen™ LED technology, including Tensile for retail and large outdoor format applications, on a larger scale than is possible with the financial resources currently available to the Company. Through this program, the OnScreen™ technology is intended to be exploited through the development of worldwide license and royalty agreements. This strategy has been adopted for several reasons:

•	It is considerably less capital intensive than developing manufacturing and marketing capabilities.
•	It provides revenue streams immediately through advance licensing fees.
•	It provides an opportunity to fund further research and to build/develop the intellectual property portfolio of the Company.
•	It can provide continuous long-term revenue streams.
•	It provides a more rapid adaptation and proliferation of the OnScreen™ LED technology.
•	It expedites finding potential corporate “partners”.
•	It provides the opportunity for greater margins.

These benefits are intended to be used as the primary method for promoting rapid adoption of WayCool (Please see above the section “OnScreen™ WayCool Thermal Management Technology”) through licensing agreements with various suppliers in the microprocessor-based electronics markets. These include potential licensing relationships with chip original equipment manufacturers (OEMs), original development manufacturers (ODMs), as well as potential relationships with companies serving the after-market retail market segment. It is intended that a worldwide licensing strategy for WayCool will open significant business opportunities for this technology in a number of vertical market applications. WayCool is discussed above in the section entitled OnScreen™ WayCool Thermal Management Technology.

Outsource Manufacturing
The Company outsources the manufacture and assembly of the OnScreen™ LED technology product lines.

Intellectual Property Ownership of OnScreen™ Technology
The following describes the evolution of the license and ownership of the OnScreen™ LED technology patent:
•
On or about July 23, 2001, the Company entered into a Contract and License Agreement (hereafter the “License Agreement”) with the inventor of the OnScreen™ LED technology which agreement entitled the Company to 75% of the revenue generated from the direct view OnScreen™ LED sign technology with angular dimension greater than 30 inches and guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter.

•
On January 10, 2005 and February 16, 2005, the inventor/owner of the OnScreen™ LED technology patent conveyed ownership of the OnScreen™, WayCool and WayFast patents to CH Capital, a related party of the Company, for value received. This conveyance is subject to the above stated OnScreen™ license rights of the Company.

•
On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed to the Company the OnScreen™ patent rights. This conveyance vested in the Company the ownership of the OnScreen™ LED technology patent.

•
On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for eight hundred thousand dollars ($800,000) and a three year warrant for 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology.

Fusion Three, LLC Settlement
In August 2002, the Company entered into an agreement with Fusion Three, LLC whereby Fusion Three, LLC paid the annual $50,000 Company minimum royalty fee (See below, Intellectual Property Rights to OnScreen™) in consideration for the Company’s conveying to Fusion Three, LLC 5% of the Company’s interest in the OnScreen License Agreement. In December 2002 the Company and Fusion Three, LLC entered into an addendum to the August 2002 agreement whereby Fusion Three, LLC paid the $100,000 second year minimum royalty fee in consideration for an additional 10% of the Company’s interest in the OnScreen License Agreement. On January 14, 2004, the inventor agreed to accept $175,000 in lieu of the $250,000 third year minimum royalty fee payment. This payment was made by the Company to the inventor.

On February 3, 2004, the Company reached a Master Settlement and Release Agreement with Fusion Three, LLC whereby, in consideration for the exchange of mutual releases and Fusion Three, LLC relinquishing its claim to any of the OnScreen™ technology; the Company paid to Fusion Three, LLC $150,000 plus agreed to pay annually declining percentages of revenue derived from the commercialization of the direct view LED video display technology as follows: 5% in 2005 declining to 2% in year 2008 and thereafter.  In the event of a change of control of the Company, the percentage of revenue stated above would terminate and a single payment transaction fee would be paid to Fusion Three, LLC ranging from 10% of the OnScreen appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

During April 2006 the Company negotiated the terms of a full and final settlement with Fusion Three, LLC whereby Fusion Three, LLC relinquished all rights and claims to any revenues and fees in consideration for our issuing to Fusion Three, LLC a three year warrant authorizing Fusion Three, LLC to purchase up to five million six hundred thousand (5,600,000) shares of our common stock at a per share price of $0.20. The Company also agreed to issue Fusion Three, LLC a warrant to purchase up to one million two hundred thousand (1,200,000) shares of our common stock at a per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007. Regarding all of the common shares underlying the warrants, the Company is obligated to file a Form SB-2 registration statement with the SEC within no more than one hundred twenty (120) days from the date of the agreement.

OnScreen Technology Intellectual Property Protection
The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with its employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, the Company intends to pursue the registration of our trademarks and service marks in the United States and internationally.
•
A utility patent application was filed July 23, 2003 on the OnScreen™ LED technology that contains over 50 separate claims. The Company retained Knobbe, Martens, Olson & Bear, LLP and Banner & Witcoff, Ltd. to manage its current interests relative to the prosecution of the national and international patents. This patent was issued September 12, 2006.

•
A utility patent application was filed November 28, 2003 relating to the basic OnScreen architecture design. This basic OnScreen architecture is the basic principle for the OnScreen product line. A Notice of Allowance was issued by the USPTO October 3, 2006.

•
A utility patent application was filed May 18, 2004 on behalf of the Company to protect its intellectual property rights regarding their Living Window™ product design. A Notice of Allowance was issued by the USPTO July 6, 2006.

•	February 10, 2005 a utility patent application was filed on behalf of the Company relating to the aerodynamic RediAlert™ LED sign system. This application is pending.
•	A utility patent application was filed December 20, 2005 relating to the OnScreen WayCool Thermal Management Technology. This application is pending.
•	September 29, 2006 a utility patent was filed on behalf of the Company relating to the RediAlert product design.
•	October 4, 2006 a series of four Divisional patent applications were filed relating to the Living Window™ product design.
•	September 7, 2006 a provisional patent application was filed relating to the OnScreen Tensile roll-up sign design.
•	In the months of June, July, September and October 2006 Provisional patent applications were filed relating to various modifications and enhancements for the WayCool product design.
•	August 20, 2003 Patent Cooperation Treaty applications were filed relating to the basic OnScreen LED mesh design.
•	December 21, 2005 Patent Cooperation Treaty applications were filed relating to the WayCool product design.
•	February 10, 2006 Patent Cooperation Treaty applications were filed relating to the aerodynamic RediAlert™ LED sign system design.
•
March 24, 2006 CH Capital assigned to the Company all right, title and interest of the WayCool patent. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office.

On February 25, 2004, the Company was notified by the United States Patent and Trademark Office (USPTO) that the examining attorney reviewed the “OnScreen™” trademark application and found no similar registered or pending mark registered under Trademark Act Section 2(d), U.S.C. Section 1052(d) TMEP sect 1105.01. The Company was, however, required to disclaim the unitary expression “onscreen technology” because the individual component words of a complete descriptive phrase are not registerable. This disclaimer does not impair the “OnScreen™” trademark or the “OnScreen™ technology” words when used in conjunction with the trademark.

On May 2, 2006 the United States Patent and Trademark Office permitted registration of the mark, RediAlert™, under the Trademark Act of 1946, as amended.

On January 26, 2007 the Company was notified by the USPTO that the Statement of Use filed for the “Rapid Dispatch Emergency Signs” trademark has been accepted and the trademark registration will issue in due course.

The Company continues to pursue its applications for trademark registration relating to “Living Window” and “RediDMS” relating to its OnScreen™ LED architecture signage.

The Company continuously reviews and updates the existing patent and trademark filings and files new documentation both nationally and internationally (Patent Cooperation Treaty) in a continuing effort to maintain up to date patent and trademark protection of its intellectual property.

There is no assurance that the Company’s patents and trademark registrations will be granted. Furthermore, the Company is exposed to the risk that other parties may claim the Company infringes their existing patent and trademark rights, which could result in the Company’s inability to develop and market its products unless the Company enters into licensing agreements with the technology owner or could force the Company to engage in costly and potentially protracted litigation.

Employees
As of December 31, 2006, the Company had nine fulltime employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

Risks Related to Our Business
The Company’s limited operating history makes evaluating its business and prospects difficult.
The Company has been involved in the LED based business since July 2001, but has only recently begun to direct all of its efforts to commercialization of the OnScreen™ technology. The Company’s limited operating history in this industry and the unproven nature of the OnScreen™ technology makes evaluation of its future prospects very difficult. To date the Company has not achieved profitability and the Company cannot be certain that it will sustain profitability on a quarterly or annual basis in the future. One should carefully consider the Company’s prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving technology.

The Company has all the risks of a new product developer in the LED technology business.
The Company, as the owner of the OnScreen™ LED sign technology patents, assumed the responsibility for completing the development of the OnScreen™ technology and determining which products to commercialize utilizing the OnScreen™ technology. Because this is a new and unproven technology, there is a risk that the technology, operation and development of products could be unsuccessful or that the Company will not be successful in marketing any products developed with the OnScreen™ technology. Such failures would negatively affect the Company’s business, financial condition and results of operations.

There is no assurance the Company will achieve profitability.
To date the Company has not received significant revenue from the OnScreen™ technology. The Company has focused its scope of operation to the singular product line of the OnScreen™ LED sign technology. For the year ended December 31, 2006 the Company had a net loss of $14,481,333. The Company will need to begin generating significant revenues from the OnScreen™ LED architecture product line to offset current operational and development losses if the Company is to cover its current overhead expenses, including further development costs and marketing expenses. There is no assurance that the Company will achieve profitability.

During 2005 and 2006, the Company funded its operations with net proceeds of approximately $15.7 million it received from financing activities. The Company believes that equity financing or debt will be available to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted. The Living Window™ product line was commercialized during 2005 and the RediAlert™ product line was commercialized the late first half of 2006. The Company cannot assure that it will generate revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

The Company will be dependent on third parties and certain relationships to fulfill its obligations.
Because the Company has contracted the manufacturing of the OnScreen™ LED technology to unrelated companies that are better equipped financially and technologically to design and manufacture OnScreen™ LED technology end products, the Company is heavily dependent on these third parties to adequately and promptly provide the end product. The Company is dependent upon its ability to maintain the agreements with these designers and manufacturers and other providers of raw materials and components who provide the necessary elements to fulfill the Company’s product delivery obligations at the negotiated prices.

The Company’s primary marketing focus for RediAlert™ is on government agencies.
The Company’s primary marketing focus for its RediAlert™ product line is to sell to government agencies, such as departments of transportation, police departments and other emergency personnel. Generally, the inspection, approval process and funding involved with government agencies can take many months and are subject to cancellation by the governmental agency at any time and without penalty. The Company’s business could suffer if the Company is not successful in marketing its RediAlert™ product line to a significant number of governmental agencies or if contracts the Company may enter into with any such agencies were to be cancelled.

The market for LED signage is extremely competitive.
Because the LED signage industry is highly competitive, the Company cannot assure that it will be able to compete effectively. The Company is aware of several other companies that offer LED products, utilizing different technology than its OnScreen™ LED technology. All of these competitors have been in business longer than the Company has and have significantly greater assets and financial resources than are currently available to the Company. The Company expects competition to intensify as innovation in the LED industry advances and as current competitors expand their market into the portable, lightweight signage that is the initial market for the LED architecture. The Company cannot assure you that it will be able to compete successfully against current or future competitors. Competitive pressures could force the Company to reduce its prices and may make it more difficult for the Company to attract and retain customers.

The Company depends on key personnel and will need to recruit new personnel as its business grows.
As a small company OnScreen™ is currently dependent on the efforts of a limited number of management personnel. The Company believes that given the large amount of responsibility being placed on each member of its management team, the loss of the services of any member of this team at the present time would harm its business.

If the Company is successful in expanding its product and customer base, the Company will need to add additional key personnel as its business continues to grow. If the Company cannot attract and retain enough qualified and skilled staff, the growth of its business may be limited. The Company’s ability to provide services to customers and expand its business depends, in part, on its ability to attract and retain staff with professional experiences that are relevant to technology development and other functions the Company perform. Competition for personnel with these skills is intense. The Company may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand its business.

The Company believes its future success will depend in part on the following:
•	the continued employment and performance of its senior management,
•	its ability to retain and motivate their officers and key employees, and
•	its ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, sales and customer service personnel.

If the Company fails to adequately protect its patents, trademarks and proprietary rights, its business could be harmed.
The Company regards its patents, trademarks, trade secrets and similar intellectual property as critical to their success. The Company relies on trademark and patent law, trade secret protection and confidentiality or license agreements with their employees, customers, partners and others to protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s intellectual property without its authorization. Although the Company has been granted registration rights for its OnScreen™ trademark, there is no assurance its pending trademark applications for RediAlert, RediAd, Living Window, Rapid Dispatch Emergency Signs or RediDMS will be approved. Effective trademark, patent and trade secret protection may not be available in every country in which the Company may in the future offer its products. Therefore, the Company may be unable to prevent third parties from infringement on or otherwise decreasing the value of its trademarks, patents and other proprietary rights.

If the Company is to remain competitive, the Company must be able to keep pace with rapid technological change.
The Company’s future success depends, in part, on its ability to develop or license leading technologies useful in its business, enhance the ease of use of existing products, develop new products and technologies that address the varied needs of their customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, the Company may not be able to adapt in a timely manner to changing market conditions or customer requirements.

The Company may infringe intellectual property rights of third parties.
Litigation regarding intellectual property rights is common in the software and technology industries. The Company may, in the future, be the subject of claims for infringement, invalidity or indemnification claims based on such claims of other parties' proprietary rights. These claims, whether with or without merit, could be time consuming and costly to defend or litigate, divert the Company’s attention and resources, or require the Company to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although the Company believes it has full rights to use its current intellectual property without incurring liability to third parties, there is a risk that its products infringe the intellectual property rights of third parties.

Third parties may infringe on the Company’s intellectual property rights
There can be no assurance that other parties will not claim infringement by the Company with respect to its current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, create service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all. As a result, any such claim of infringement against the Company could have a material adverse effect upon its business, results of operations and financial condition.

Risks Related to Our Common Stock
The Company’s Common Stock price may be volatile, which could result in substantial losses for individual stockholders.
The market price for the Company’s Common Stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond its control, which means its market price could be depressed and could impair its ability to raise capital:
•	actual or anticipated variations in its quarterly operating results;
•	announcements of technological innovations or new products or services by the Company or its competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends relating to the LED and thermal cooling industries;
•	changes in the economic performance and/or market valuations of other LED related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole.

The Company’s Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.
As permitted by Colorado law, the Company's Articles of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

The Company may be unable to meet its future capital requirements.
The Company is substantially dependent on receipt of additional capital to effectively execute its business plan. If adequate funds are not available to the Company on favorable terms the Company will not be able to develop new products or enhance existing products in response to competitive pressures, which would affect its ability to continue as a going concern. The Company cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution.

Penny stock regulations may impose certain restrictions on marketability of our stock.
The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

The Company has never paid dividends on its Common Stock and do not expect to pay any in the foreseeable future. Preferred Shares impose restrictions on our ability to pay Common Stock dividends.
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. The Company has never paid cash dividends on its Common Stock and the Company does not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock. Holders of our Series A Convertible Preferred Stock are entitled to annual dividends of 10%. As of December 31, 2006, the Company has 90,543 Series A convertible Preferred shares outstanding. In the past, the Company has fulfilled its dividend obligations on the Series A and Series B Convertible Preferred Stock through a combination of the issuance of additional shares of its Series A Convertible Preferred Stock and cash payments.

On December 31, 2005 dividends payable for the Series A Convertible Preferred Stock was $144,956 and on December 31, 2006 dividends payable for the Series A Convertible Preferred Stock was $27,353. Holders of the Company’s Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share. As of this filing, all Series B Convertible Preferred Stock had been converted to common shares.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.
The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:
•	Common Stock underlying the conversion rights of our Series A and Series B Convertible Preferred Stock.
•	Common Stock underlying the exercise of outstanding options and warrants.
•	Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

Any sale of substantial amounts of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A or Series B Convertible Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

The covenants with our Series A and Series B Convertible Preferred Stock shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends on our Common Stock, sell assets or issue our securities without the consent of holders of a majority of the Series A and Series B Convertible Preferred Stock outstanding. Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A and Series B Convertible Preferred Stock in order to enter into transactions or take actions management deems beneficial and in the best interests of the holders of our Common Stock.

Note conversions could result in dilution of common stock
The conversion of outstanding promissory notes may result in substantial dilution to the interests of other holders of common stock, since the investors may ultimately convert and sell the full amount issuable on conversion under the notes.

Downward pressure on the stock price could encourage short selling
The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by the selling stockholders or others. This could place significant downward pressure on the price of the common stock.

In finance, short selling or "shorting" is a way to profit from the decline in price of a security, such as stock or a bond. A short sale is generally the sale of a stock you do not own. Investors who sell short believe the price of the stock will fall. If the price drops, you can buy the stock at the lower price and make a profit. If the price of the stock rises and you buy it back later at the higher price, you will incur a loss.

When you sell short, your brokerage firm loans you the stock. The stock you borrow comes from either the firm’s own inventory, the margin account of another of the firm’s clients or another brokerage firm. As with buying stock on margin, you are subject to the margin rules. Other fees and charges may apply. If the stock you borrow pays a dividend, you must pay the dividend to the person or firm making the loan.

The forward-looking information in this Form 10-KSB may prove inaccurate.
This Form 10-KSB contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this document, words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Item 2. Description of Property

The Company owns no real estate. On October 15, 2004 the Company signed a lease with Safety Harbor Centre commencing December 1, 2004 for five years leasing an office suite at a monthly rental of $2,814 (plus a pro rata share of common area maintenance and taxes).

Effective November 11, 2005, the Company relocated its corporate home office to 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209. The Company retains a field office in Safety Harbor, Florida. In October 2005, the Company signed a lease with Market Place I & II, LLC to lease 7,500 square feet of office space at 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209 beginning November 1, 2005 through December 31, 2010, which lease is renewable for an additional five years at the option of the Company. The initial monthly base rent is $9,062.50 for December 2005 through October 2007, thereafter the rent increases slightly.

Item 3. Legal Proceedings

The Company has no pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders was held on December 6, 2006, to elect 3 directors to hold office for two-year terms and one director to hold office for a one year term. The Board of Directors fixed the close of business on October 12, 2006 as the record date for the determination of shareholders entitled to receive notice of, and to vote at, the Annual Meeting. All such stockholders of record were properly notified and proxies were distributed. The following votes were tabulated:
The vote for William J. Clough, Seat 1 (two year term) of the Board of Directors was:
For     Withhold
[80,683,316]   [20,466,979]
The vote for Bradley J. Hallock, Seat 3 (two year term) of the Board of Directors was:
For     Withhold
[80,728,932]   [20,421,363]
The vote for Steven S. Hallock, Seat 4 (one year term) of the Board of Directors was:
For     Withhold
[100,601,918]   [548,377]
The vote for John P. Rouse, Seat 5 (two year term) of the Board of Directors was:
For    Withhold
[95,379,937]   [5,770,358]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Value
The Company’s Common Stock is traded on the OTC Bulletin Board (OTCBB) under the trading symbol "ONSC". The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2005 and 2006 as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid

2005	First Quarter	.890	.800
	Second Quarter	.720	.600
	Third Quarter	.220	.200
	Fourth Quarter	.240	.220

2006	First Quarter	.580	.170
	Second Quarter	.700	.350
	Third Quarter	.510	.270
	Fourth Quarter	.480	.270

Description of Securities
The Company currently has authorized 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value. Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred and 30,000 shares have been designated as Series B Convertible Preferred. As of December 31, 2006, the Company’s outstanding shares consisted of 147,127,238 issued and outstanding shares of common stock, 90,543 shares of Series A Convertible Preferred Stock, and no shares of Series B Convertible Preferred Stock. As of December 31, 2006, the Company had in excess of 3,000 shareholders of record.

The description of the Company’s capital stock does not purport to be complete and is subject to and qualified in its entirety by its Articles of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and by the provisions of applicable Colorado law. The Company’s transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

The holders of Common Stock and Series A Convertible Preferred are entitled to one vote per share and holders of Series B Convertible Preferred shares are entitled to one thousand votes per share for the election of directors and all other purposes and do not have cumulative voting rights. There is a restriction on the payment of any common stock dividends because any cumulative preferred stock dividends are required to be paid prior to the payment of any common stock dividends. Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1.00 per share Series A and $240 per share Series B liquidation preferences. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

The Company has not paid any dividends on its common stock since inception. The Company expects to continue to retain all earnings generated by its operations for the development and growth of its business and do not anticipate paying any cash dividends to its common shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by the Company’s Board of Directors in light of its earnings, financial condition, capital requirements and other factors.

Set forth below is a summary of the current outstanding securities, transactions and agreements, which relate to 34,361,744 shares of common stock the Company is required to reserve for potential future issuances. There are 1,332,938 unvested shares of the Company’s common stock related to employment agreements which vested and were issued in January 2006.  There are 1,767,500 shares of the Company’s common stock available under the 2005 Equity Incentive Stock Plan.

Convertible Preferred Shares
As of December 31, 2006, the Company had 90,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B Convertible Preferred Stock outstanding. The Series A preferred shares convert to common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred. There is $9,054 in accrued Series A Preferred dividends that convert into 45,272 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

Convertible Promissory Notes
During 2005 and the first quarter of 2006, the Company privately placed $10,300,000 of 12% convertible promissory notes. The holders of these notes were granted piggyback registration rights for the Company’s common shares underlying the conversion feature of the notes. These notes are convertible to common stock at $.25 per share. Note holders who purchased $500,000 or more of these notes received 100,000 additional common shares. All of the notes were converted into 41,200,000 shares of the Company’s common stock during the second quarter of 2006. In addition, the Company issued to such note holders warrants to acquire 10,300,000 shares of its common stock at an exercise price of $.01 per share. These warrants have a three (3) year term. All of the shares of the common stock issued upon the conversion of the notes and the shares of common stock underlying the common stock purchase warrants are granted piggyback registration rights. Warrants representing 2,525,000 common shares have not yet been exercised as of December 31, 2006.

During the last three quarters of 2006, the Company privately placed approximately $5,431,000 of 12% convertible promissory notes. These notes were convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.

Additionally, each investor was issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of OnScreen common stock as is equal in value to one tenth the principal investment. Such value shall be determined by the average per share closing bid price of OnScreen common stock for the 10 days preceding the date of investment. As of December 31, 2006, 13,361,380 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 9,631,771 common shares are held in reserve as issuable upon the conversion of the balance of the promissory notes and the shares of common stock underlying the common stock purchase warrants and common share underlying the warrants.

Fusion Three, LLC Settlement
In August 2002, the Company entered into an agreement with Fusion Three, LLC whereby Fusion Three, LLC paid an annual $50,000 Company license fee in consideration for the Company’s conveying to Fusion Three, LLC 5% of the Company’s interest in the OnScreen License Agreement. In December 2002 the Company and Fusion Three, LLC entered into an addendum to the August 2002 agreement whereby Fusion Three, LLC paid a $100,000 second year revenue guarantee in consideration for an additional 10% of the Company’s interest in the OnScreen License Agreement. On January 14, 2004, the inventor agreed to accept $175,000 in lieu of the $250,000 third year annual revenue guarantee payment.

On February 3, 2004, the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and Fusion Three, LLC relinquishing any claim to any of the OnScreen™ technology, the Company paid to Fusion Three, LLC $150,000 plus agreed to pay annually declining percentages of revenue derived from the commercialization of the direct view LED video display technology: 5% in 2005 declining to 2% in year 2008 and thereafter.  In the event of a change of control of the Company, the percentage of revenue stated above would terminate and a single payment transaction fee would be paid to Fusion Three, LLC ranging from 10% of the OnScreen appraised value up to $100,000,000, 7.5% for the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, and 4% of the appraised value between $300,000,001 and $400,000,000 and 3% for the appraised value between $400,000,001 and $500,000,000 and 2% for any appraised amounts between $500,000,001 and $600,000,000.

During April 2006 the Company negotiated the terms of a full and final settlement with Fusion Three, LLC whereby Fusion Three, LLC relinquishes all rights and claims to any revenues and fees in consideration for our issuing to Fusion Three, LLC a three year warrant authorizing Fusion Three, LLC to purchase up to five million six hundred thousand (5,600,000) shares of our common stock at a per share price of $0.20. We also agreed to issue Fusion Three, LLC a warrant to purchase up to one million two hundred thousand (1,200,000) shares of our common stock at a per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007.

Employees, Consultants and Advisors
In an effort to attract high caliber qualified employees, management committed the Company to issue 8,966,939 underlying common shares relating to warrants and options to employees, consultants and members of the scientific advisory board and employee stock grants. These warrants and options have exercise prices ranging from $.01 to $.75 with terms of one (1) to five (5) years. Additionally, the Company dedicated 2,000,000 common shares to the Employee Incentive Plan, which have been registered under cover of Form S-8. As of December 31, 2006, the Company had issued 232,500 underlying common shares related to the Employee Incentive Plan.

Other than as described herein, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Recent Sales of Unregistered Securities

Common Stock
The following unregistered common stock shares are for the fourth quarter of 2006, all other unregistered sales would be reflected in the 10-QSB filing for that quarter. For all stock transactions listed below, the company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these issuances.

During the fourth quarter of 2006, the Company issued 10,926,438 shares of common stock to certain convertible note holders in conjunction with the conversion of their notes payable debt of $3,115,000.

During the fourth quarter of 2006, the Company converted 310,000 shares of the Company’s Series A convertible preferred stock into 1,550,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. The Company also converted accrued Series A Preferred dividends of $32,500 into 162,500 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

During the fourth quarter of 2006, the Company issued 820,858 shares of its common stock to certain former note holders for the exercise of their warrants. The warrants were exercised for proceeds of $8,209.

During the fourth quarter of 2006, the Company issued 60,000 shares of its common stock to a former employee for the exercise of their warrant. The warrant was exercised for proceeds of $600.

During the fourth quarter of 2006, the Company issued 100,000 shares of its common stock to its Chief Operating Officer / Chief Financial Officer for the exercise of his warrant. The warrant was exercised for proceeds of $25,000.

During the month of December 2006, the Company issued 1,828,517 shares of its common stock to a note holder in conjunction with their conversion of the sum of the note’s principal ($500,000) and the note’s accrued interest ($26,613) into the Company’s common stock.

Series A Convertible Preferred Stock
The following unregistered Series A Convertible Preferred Stock shares are for the fourth quarter of 2006, all other unregistered sales would be reflected in the 10-QSB filing for that quarter.

The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock (“Series A”). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued. On the Balance Sheet, the shares issued are higher than the shares outstanding due to the conversion of the Series A to common stock.

The company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these issuances. During the fourth quarter of 2006, the Company converted 310,000 shares of the Company’s Series A convertible preferred stock into 1,550,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. The Company also converted accrued Series A Preferred dividends of $32,500 into 162,500 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

Series B Convertible Preferred Stock
On February 3, 2004, the Company’s board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B”). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. Once the Series B shares have been issued, they cannot be reissued. There were no shares of Series B Convertible Preferred Stock issued as of December 31, 2006.

Shares Eligible for Future Sale
As of December 31, 2006, we had outstanding 147,127,238 shares of Common Stock. Of these shares, 56,575,338 shares are freely tradable without restriction or limitation under the Securities Act.

The 90,551,900 shares of Common Stock held by existing shareholders as of December 31, 2006 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2006 we had issued and outstanding 90,543 shares of Series A Convertible Preferred Stock, of which 90,543 are "restricted" within the meaning of Rule 144 as noted above.

As of December 31, 2006, no shares of Series B Convertible Preferred Stock were issued and outstanding.

January 23, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to the Securities Act of 1933, as amended, with respect to the offer, issuance and sale of an aggregate of 100,646,995 shares of our Common Stock being registered therein to certain of our stockholders named in the Prospectus and their transferees. The Company will not receive any proceeds from the sale of the shares, but the Company may receive proceeds from the Selling Stockholders if they exercise their warrants.

The possibility of future sales by existing stockholders, including Selling Stockholders, under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act
Our Articles of Incorporation provides that, to the fullest extent permitted by Colorado Business Corporation Act as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director.

The Company shall indemnify and advance expenses to a director or officer in connection with a proceeding to the fullest extent permitted or required by or in accordance with the indemnification sections of the Colorado Business Corporation Act that provides that, “The corporation shall indemnify a person who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which the person was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the proceeding.”

Item 6. Management's Discussion and Analysis

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2006 and un-audited 10-QSB filings for the first three quarters of 2006 and the notes thereto, all of which are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

Losses from Operations; Accumulated Deficit; Negative Net worth and Going Concern.
Historically, the Company has not generated sufficient revenues from operations to self-fund its capital and operating requirements. These factors raise substantial doubt concerning its ability to continue as a going concern. For the foreseeable future, the Company expects that its working capital will come from funding that will primarily include equity and debt placements.

Overview
OnScreen Technologies, Inc. has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions under the names RediAlert™ and Living Window™ and cooling applications through its WayCool product line. Additionally, the Company is continuing efforts towards development and commercialization of its Tensile technology.

During the year ended December 31, 2006, the Company continued to incur significant losses from operations. The Company incurred a net loss of $14,481,333 for the year ended December 31, 2006. This net loss of $14,481,333 includes non-cash charges of $2,842,520 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, $3,647,450 of non-cash amortization of the intrinsic value of convertible debt and the warrant related debt discount, and $2,780,000 of non-cash loss for the value of warrants issued as a settlement.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s OnScreen™ products during 2006. During the year ended December 31, 2006 the Company received proceeds of $10.9 million for unsecured notes less $0.4 million of expenses. These funds will assist the Company to continue to develop its OnScreen™ products and continue the Company’s operations until the Company brings the OnScreen™ products to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

Patent Costs
The Company estimates the patents it has filed have a future beneficial value to the Company; thus, it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent will be amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value to the Company will impact the other assets and expense accounts of the Company.

Revenue Recognition
The recognition of the Company’s revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include installation and training services. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Also, the Company offers an extended warranty for which the revenues are initially recorded as deferred revenue and recorded to revenue ratably over the applicable warranty period. The Company does not have any history as to the costs expected to be incurred in performing these services. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources
General
The Company’s cash and cash equivalents balance at December 31, 2006 is $570,501. The Company has a net working capital balance at December 31, 2006 of $1,166,957. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company’s operating requirements generated a negative cash flow from operations of $9,398,621 during 2006.

During 2006 and 2005, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For 2006, the Company recorded a total of $2,842,520 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2006, the Company recorded two additional significant non-cash entries - interest expense of $3,647,450 for the intrinsic value of convertible debt and the amortization of warrant related debt discount and $2,780,000 in stock based settlement loss.

As the Company focuses on the OnScreen™ technology during 2007, it will continue to fund research and development related to the OnScreen™ products as well as sales and marketing efforts related to these products. The Company does not expect to record significant revenue until its RediAlertTM product line is fully deployed nationwide. The RediAlertTM product line began shipping during the third quarter of 2006.

Capital Expenditures and Investments
During 2006, the Company invested $25,150 in fixed assets which was mainly computer equipment and software used for sales, marketing and research and development. Since the Company outsources the manufacture of its products, the Company anticipates its fixed asset expenditures for 2007 to be similar to 2006.

The Company invested $153,869 in patent costs and $800,000 in technology rights during 2006. The Company expects its investment in patent costs will continue throughout 2007 as it invests in patents to protect the rights to use its OnScreenTM product developments.

Financing activities
During 2006, the Company received $10,499,950 of proceeds from unsecured convertible notes. The Company paid $525,475 on an unsecured notes payable during 2006. During 2006, the Company converted $14,081,000 of convertible unsecured notes into 54,561,380 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company’s products.

Recap of liquidity and capital resources
The Company is seeking to raise additional capital for the commercialization of its OnScreen™ technology product lines which the Company believes will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

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

Off-Balance Sheet Arrangements
As of December 31, 2006, we have no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2006 and 2005.

Revenue
During the year ended 2006, revenue was $256,688 and $133,650 for the same period during 2005. The revenue for year ended December 31, 2006 is comprised of $100,670 from RediAlertTM products, $110,380 from Living WindowTM products and related add-ons, and $45,638 from sale of wireless modems. For the year ended December 31 2005, the Company recorded $92,474 from Living WindowTM products and related add-ons and $41,176 of rental revenue from the LED Truck.

The Company began shipping its RediAlertTM product during late July 2006. As the RediAlertTM product penetrates the marketplace, the Company’s expects its revenues will increase during 2007 compared to 2006.

During 2006, 69% of revenues were derived from four customers at 24%, 22%, 12% and 11%. During 2005, 43% of revenues were derived from three customers at 19%, 12% and 12%.

Cost of revenue
The cost of revenue for the year ended December 31, 2006 and 2005 was $1,586,823 and $170,533, respectively. The significant increase of $1,516,290 during 2006 compared to prior year is primarily the result of a $1,245,431 inventory write-down of impaired inventory to net realizable market value, increased unit shipments, and higher initial production costs for RediAlert. While the Company is introducing its new products and until it sells larger volumes to get economies of scale, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased from $4,942,320 for the year ended December 31, 2005 to $6,422,006 for the same period during 2006. This increase of $1,479,686 or 30% is primarily the result of increased non-cash expenses of approximately $1.5 million.

For the year ended December 31, 2006 compared to 2005, the Company recorded non-cash compensation of approximately $2,842,500 and $1,379,000, respectively.

The company anticipates its sales and marketing expenditures and general and administrative expenses to significantly decrease during 2007 compared to 2006 as the Company has significantly reduced its infrastructure during the fourth quarter of 2006 by shifting its selling efforts through distributors and independent representatives versus internal sales personnel. It is the Company’s belief that the current infrastructure is sufficient to handle the process of commercialization and marketing of its OnScreen™ product lines.

Research and Development
The research and development costs are related to the OnScreen™ technology to which the Company acquired the licensing rights. The increase of $1,241,896 in research and development from $2,661,965 during the year ended December 31, 2006 compared to $1,420,069 during the same period in 2005 is a result of activities to further research and develop the OnScreen™ technology and products including WayCool prototyping. Since the Company anticipates lower development costs for the RediAlertTM product and a reduction in external consulting fees for research and development during 2007, the Company estimates that research and development expenses will significantly decrease during 2007 compared to 2006.

Restructuring costs
During the fourth quarter of 2005, the Company moved its headquarters to Portland, Oregon from Safety Harbor, Florida. As part of the corporate office relocation, the Company incurred $78,801 of restructuring costs for severance for seven employees and relocation expenses for two employees during 2005 and an additional $13,987 during 2006. No additional expenses are anticipated.

Impairment Loss
The Company recorded a $48,711 impairment loss during 2006. During the Fourth Quarter of 2006, the Company wrote off the remaining balance of its LED Truck resulting in an impairment loss of $48,214 as the truck was no longer generating revenue. During 2005, there was no impairment loss recorded.

Bad Debt
Bad debt expense has decreased by $9,447 during 2006 compared to 2005. The Company does not anticipate this to be a large item during 2007.

Other Income
The Company recorded $29,450 of other income during 2006 primarily from office rental income of $27,700. During 2005, there was no other income recorded.

Other Expense
During 2006, the Company recorded $1,695 related to a loss on the disposal of certain fixed assets. During 2005, the Company recorded a $16,787 loss related to the disposal of certain fixed assets related to moving the headquarters to Portland Oregon from its Florida location.

Investment Income
During 2004, in order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. During 2006 and 2005, the Company recorded $40,576 and $20,680, respectively, of investment income net of any losses related to these investments.

Financing Fees
During 2005 and 2006, the Company engaged outside services to assist in raising capital. Based on funding acquired via this third party, financing fees (cash and warrants) of $1,268,100 were incurred during 2006. During 2005, there were no financing fees recorded.

Settlement Gain (Loss), Net
The Company recorded a net settlement gain (loss) for the year ended December 31, 2006 of $(2,478,325). The Company did not have any significant settlement gain (loss) during the fiscal year 2005.

The Company recorded a settlement gain for the year ended December 31, 2006 of $301,675. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the twelve months ended December 31, 2006, the Company had received $20,833, which it has recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company’s claim against it. Due to the financial condition of Mobile Magic, the Company had not recorded as of June 30, 2006 a receivable of $175,000 for the remaining amount. During August 2006, Mobile Magic paid the first installment of $50,000 due per the agreement. The settlement of $175,000 with Mobile Magic was recorded during the third quarter as a settlement gain. The Company also had recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006. This was offset by legal fees of $44,158.

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

Change in value of warrant liability
During the year ended December 31, 2006, a gain of $3,718,543 was recorded for the change in fair value of derivative liabilities. The Company no longer has any financial instruments with indeterminate shares and as such the value of warrant liability at September 28, 2006 has been reclassified to equity.

Intrinsic value of convertible debt and amortization of warrant related debt discount
The Company recorded an expense of $3,647,451 for the year ended December 31, 2006 for the intrinsic value of convertible debt and the amortization of warrant related debt discount. There was $305,742 of remaining unamortized debt discount amounts at December 31, 2006. The Company recorded an expense of $1,676,481 for the year ended December 31, 2005 for the intrinsic value of convertible debt and the amortization of debt discount. The total intrinsic value of convertible debt recorded was $1,778,436 and a debt discount of $215,275. The remaining $317,230 was expensed during the first quarter of 2006.

Interest Expense
The Company incurred $395,214 and $336,051 of interest expense during 2006 and 2005, respectively. The interest expense of $395,214 for the year ended December 31, 2006 is for the interest on the unsecured convertible notes payable.

The interest expense of $336,051 for year ended December 31, 2005 is for the interest on the $1.5 million unsecured note entered into during March 2005 which was replaced with unsecured convertible notes and the $3.5 million of unsecured convertible notes entered into during the third and fourth quarter of 2005.

Net Loss
The net loss of $14,481,333 for the year ended December 31, 2006 increased $5,999,208 or 71% compared to the same period in 2005. The increase in net loss during 2006 compared to 2005 is mainly the result of recording a higher expense $1,970,970 for intrinsic value of convertible debt and amortization of debt discount related to the convertible notes payable, increased net settlement loss of $2,494,692 primarily due to the Fusion Three, LLC transaction, higher operating expenses of 2,696,012 resulting from increased research and development costs and $1.6 million of non-cash SG&A expenses, and the impact of an inventory write-down of impaired inventory to market value of $1,245,431 . This is partially offset by a gain of $3,718,543 recorded for the change in fair value of derivative liabilities.

Preferred Stock Dividends
During the year ended December 31, 2006 and 2005, the Company recorded Series A Convertible Preferred Stock dividends of $49,801 and $201,895, respectively. During 2006, Series A Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

During the year ended December 31, 2006, the Company recorded Series B Convertible Preferred Stock dividend income of $17,775 as it reversed prior year accruals of $17,900 pertaining to Series B Convertible Preferred Stock dividends partially offset by a dividend payment of $125.

Item 7. Financial Statements
The Financial Statements and the report of Salberg & Company, P.A. dated March 23, 2007 are attached hereto and incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective such that the material information required to be included in its Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to OnScreen Technologies, Inc. during the period when this report was being prepared.

Changes in internal controls over financial reporting.
In addition, there were no significant changes in the Company’s internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2006. The Company has not identified any significant deficiency or materials weaknesses in its internal controls, and therefore there were no corrective actions taken.

Item 8B. Other Matters

There are no matters to be reported under this Item.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than five members. Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal. Currently, there are five (5) directors. The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.onscreentech.com.

Subject to terms of their employment agreements, if any, officers of the Company hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The Board of Directors has four standing committees: Audit Committee, Compensation Committee, Nomination Committee and Business Advisory Board. No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served. Our board currently appoints the members of the committees. Our Audit Committee and Compensation Committee each have a written charter approved by our board. Copies of the current committee charters and a description of our Nomination Committee are posted on our website at www.onscreentech.com.

The following are officers and directors of the Company.

Name	Age	Position
Russell L. Wall	63	President/Chief Executive Officer, Director and Chairman of the Audit Committee
William J. Clough, Esq.	55	Executive Vice President of Corporate Development, Corporate Secretary, Director and General Counsel
Bradley J. Hallock	48	Director, Compensation Committee
John P. Rouse	49	Director
Steven S. Hallock	50	Director
Mark R. Chandler	52	Chief Financial Officer and Chief Operating Officer

Given that OnScreen™ is a small entity, the Company is dependent on the efforts of a limited number of management personnel. The Company believes that because of the large amount of responsibility being placed on each member of its management team, the loss of services of any member of this team at the present time would harm its business. Each member of its management team supervises the operation and growth of one or more integral parts of its business.

Shareholder Communications
Company shareholders who wish to communicate with the Board of Directors or an individual director may write to OnScreen Technologies, Inc., 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209, (503) 417-1700, fax (503) 417-1717 or to the attention of an individual director. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Business Experience of Directors and Executive Officers
Russell L. Wall, President/Chief Executive Officer, Director and Chairman of the Audit Committee
Russell L. Wall was appointed to the Board of Directors in November 2003, elected to serve a one year term at the 2004 Annual Meeting of Shareholders and re-elected to a two year term at the 2005 Annual Meeting of Shareholders. He was named President and Chief Executive Officer effective November 9, 2006 and also serves as Chairman of the Audit Committee. Mr. Wall holds a Bachelor of Science degree in Engineering from Iowa State University, a MBA degree in finance/marketing from University of Santa Clara and a Chartered Financial Analyst designation. Prior to his retirement in 2000, Mr. Wall was Chief Financial Officer for 12 years with a publicly traded company. His responsibilities included financial/accounting management, internal and external financial reporting, strategic planning and other operational duties. Mr. Wall brings 5 years experience in the financial securities industry as a consultant and portfolio manager with a Wall Street and a private investment management firm. He also brings 10 years Fortune 100 company experience in the engineering and construction industry with assignments as Analysis and Development Engineer, Planning and Control Manager and Project Manager.

William J. Clough, Esq., Executive Vice President of Corporate Development, Corporate Secretary, Director and General Counsel
William J. Clough was a police officer for 16 years, working at the local, state, and federal levels. In 1987 while working as a Federal Air Marshall in Southern Europe and the Middle East, Mr. Clough decided to attend law school. He received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He operated his own law firm with offices in Los Angeles, San Francisco and Honolulu for 12 years. Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States. He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court. Mr. Clough has represented large manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony and Mediacopy. Mr. Clough was appointed to the Board of Directors, effective March 1, 2006 and was reelected at the December 2006 shareholder’s meeting to serve an additional two year term.

Bradley J. Hallock, Director, Compensation Committee
Bradley J. Hallock, age 48, was appointed to the Board of Directors in April 2004 and was re-elected at the December 2006 shareholders’ meeting to serve an additional two year term. Mr. Hallock brings to the board over 25 years of corporate experience. Mr. Hallock was the founder and Chief Executive Officer of C and R, Ltd., a provider of wholesale services to the automobile industry, with annual revenue in excess of $10,000,000. For three years, Mr. Hallock served as a Senior Executive for First America Automotive, Inc. (FAA), an $800,000,000 annual revenue company that was later acquired by Sonic Automotive, Inc. (NYSE:SAH). As a Senior Executive at FAA, he conceived and implemented the “Auto Factory” concept to vertically integrate used car operations across disparate retail franchises on a regional basis. He led the expansion of this concept into a $100,000,000 annual revenue division of FAA resulting with industry leading profitability. During his tenure at FAA, Mr. Hallock was a key member of the merger and acquisition team, where he was instrumental in the successful acquisition and integration of over 50 new car retail franchises.

John P. Rouse, Director
John P. Rouse brings to the board 30 years of business management experience. For the last 17 years Mr. Rouse has been the President/Owner/Founder of Washington Equipment Manufacturing Company, Inc. (WEMCO), located in the State of Washington. WEMCO is a multi-million dollar manufacturing company. As its Founder, Mr. Rouse was personally responsible for setting up the engineering, manufacturing and financial aspects of WEMCO and continues to run the daily operations. Prior to founding WEMCO, Mr. Rouse spent 12 years as equipment and operations manager for DHH Investments and its subsidiary companies, Acme Concrete, Acme Concrete Construction Division, Acme Concrete Asphalt Division, Acme Concrete Ready Mix in Richland, WA, Yakima Concrete and Asphalt Company and Cunningham Sand, Gravel and Asphalt. The Construction and Asphalt Divisions operated in most of the Western United States and the Concrete Division was one of the largest users of cement in the United States. As a member of DHH’s Executive Committee, Mr. Rouse was responsible for daily operations and financial/budgeting. Mr. Rouse was appointed to the Board of Directors, effective March 17, 2006 and was reelected at the December 2006 shareholder’s meeting to serve an additional two year term.

Steven S. Hallock, Director
Steven S. Hallock is the President of Fremont Ford/Mazda an automobile dealership generating $80,000,000 in annual revenue. Additionally, he functions as a corporate trainer for Sonic Automotive, a Fortune 300 company and was one of the architects of their industry leading training program. Prior to his present position, Mr. Hallock was the Northern California Regional Vice President in charge of 22 Automotive Dealerships generating over 1 billion in annual revenues. In his prior role, Mr. Hallock was the Chief Operating Officer for First America Automotive, an automotive company comprised of 26 automobile dealerships in California. Mr. Hallock started his automotive career as a general manager and partner in the HG Automotive group, a group of automobile dealerships operating in Northern California generating $250 million in annual revenues. Mr. Hallock graduated Cum Laude from Pepperdine Law School in 1981. Mr. Hallock has served as chairperson of the OnScreen Technologies, Inc. Business Advisory Board since March 2006. Mr. Hallock was appointed to the Board of Directors, effective August 28, 2006 and was reelected at the December 2006 shareholder’s meeting to serve an additional one year term.

Mark R. Chandler, Chief Financial Officer and Chief Operating Officer
Mark R. Chandler joined OnScreen in January 2004 after working 23 years with Sara Lee Corporation where he held several senior positions in finance, general management and operations. He most recently was the CEO of Business Development Europe and a member of the Board of Directors of Sara Lee Apparel Europe. Previously, he was Group Chief Financial Officer for the $2 billion European apparel group for Sara Lee responsible for all financial and administrative activities, IT, and strategic planning. Additionally, he led the organization and launch of a new technological breakthrough product for the European apparel market. Mr. Chandler has extensive and diversified international experience in finance, IT, strategic planning and implementation, operations and general management, treasury, business development and corporate development including acquisitions and divestments. Mr. Chandler began his career with American Express in New York and held several financial positions with General Foods. He moved to Playtex, Inc. in 1980 and actively participated in two leverage buyouts prior to the company being sold to Sara Lee in 1991. Mr. Chandler earned a Bachelor of Arts degree in Mathematics and Economics from Whitman College and his MBA in Finance and Marketing from Columbia University Graduate School of Business. Mr. Chandler is a member of the European Executive Council.

Section 16(a) Beneficial Ownership Reporting Compliance

Code of Ethics
The Company Board of Directors adopted a Code of Ethics for Principal Executives and Financial Officers that describes the required conduct of honest and ethical behavior in the conduct of their duties. This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability. The Code of Ethics is available for viewing on our website at www.onscreentech.com. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to OnScreen Technologies, Inc., 600 N.W. 14th Avenue, Suite 100, Portland, Oregon 97209.

Audit Committee
The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent Registered Public Accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements.

The Audit Committee is currently comprised of the Company Board of Directors. Russell L. Wall serves as committee Chairman. Mr. Wall is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards. Mr. Wall has an understanding of generally accepted accounting principles and has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement. He has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves. The Board of Directors has determined that Mr. Wall is an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.onscreentech.com. The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

Audit Committee Report
The Audit Committee reviews the financial information that will be provided to the shareholders and others, the systems of internal controls established by management and the Board and the independence and performance of the Company’s audit process.

The Audit Committee has:
1.	Reviewed and discussed with management the audited financial statements included in the Company’s Annual Report and Form 10-KSB;
2.
Discussed with Salberg & Company, PA , the Company’s independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board;

3.	Received the written disclosures and letter from Salberg & Company, PA as required by Independence Standards Board Standard No. 1; and
4.	Discussed with Salberg & Company, PA its independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Salberg & Company, PA is compatible with the auditor’s independence.

Item 10. Executive Compensation

Compensation Discussion and Analysis
Compensation Committee Members
The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans, and to produce an annual report on executive compensation for use in the Company's 10-KSB. The Compensation Committee consists of two members of the board of directors, Russell L. Wall and Bradley J. Hallock.

Role of Committee
The Compensation Committee discharges the Board’s responsibilities relating to general compensation policies and practices and to compensation of our executives.  In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives, and are in accordance with all applicable legal and regulatory requirements.  In this context, the Compensation Committee’s authority, duties and responsibilities are:
•	To annually review the Company’s philosophy regarding executive compensation.
•
To periodically review market and industry data to assess the Company’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.

•	To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers,
•	To establish and approve incentive levels and targets relevant to compensation of the executive officers.
•
To annually review and make recommendations to the Board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.

•
To separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Company’s and the individual goals and objectives.

•
To periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation, and such other forms of compensation as the Compensation Committee may consider appropriate.

•	To administer and annually review the Company’s incentive compensation plans and equity-based plans.
•
To review and make recommendations to the Board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.

•
To review and discuss with management, the Compensation Disclosure and Analysis (CD&A), and determine the Committee’s recommendation for the CD&A’s inclusion in the Company’s annual report filed on Form 10-K with the SEC.

Committee Meetings
Our Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held eight meetings during fiscal 2006. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants, or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:
•	Minutes and materials from the previous meeting(s);
•	Reports on year-to-date Company and Partnership financial performance versus budget;
•	Reports on progress and levels of performance of individual and Company performance objectives;
•	Reports on the Company’s financial and stock performance versus a peer group of companies;
•	Reports from the Committee’s compensation consultant regarding market and industry data relevant to executive officer compensation;
•
Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest, and current and projected value of each and all such compensation elements, including distributions and dividends there from, over a five year period.

Compensation Philosophy
General Philosophy
Our compensation philosophy is based on the premise of attracting, retaining and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance.  Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, each executive’s total compensation package, and internal pay equity. We strive to accomplish these objectives by compensating all employees with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

Pay for Performance
At the core of our compensation philosophy is our strong belief that pay should be directly linked to performance.  We believe in a pay for performance culture that places a significant portion of executive officer total compensation as contingent upon, or variable with, individual performance, Company performance and achievement of strategic goals including increasing shareholder value.

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals, and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle.  Long term incentive equity awards are granted in restricted stock. These shares/units generally vest over a two-year period.  This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long term strategic goals.

Base Compensation to be Competitive within Industry
A key component of an executive’s total compensation base salary is designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, sustained individual performance and future potential.  The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized companies, both regionally and nationally, in order to attract and retain talented leaders.

Compensation Setting Process
Management’s Role in the Compensation Setting Process.
Management plays a significant role in the compensation-setting process.  The most significant aspects of management role are:
•	Assisting in establishing business performance goals and objectives;
•	Evaluating employee and company performance;
•	CEO recommending compensation levels and awards for executive officers;
•	Implementing the Board approved compensation plans; and
•	Assistance in preparing agenda and materials for the Committee meetings.

The Chief Executive Officer and the General Counsel and Secretary generally attend the Committee meetings.  However, the Committee also regularly meets in executive session.  The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives, and makes non CEO executive compensation recommendations to the Compensation Committee based on company performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board’s determination and approval of the executives’ and other members of senior management’s compensation, including base compensation, short-term cash incentives and long-term equity incentives.  The Chief Executive Officer’s performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

Setting Compensation Levels
To evaluate our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we may rely on analyses of peer companies performed by independent compensation consultants and on other industry and occupation specific survey data available to us.  Our general benchmark is to establish both base salary and total compensation for the executive officers at the 50th percentile of the peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Company performance objectives and strategic goals, as well as being variable with stockholder value.  Further, while the objective for base salary is at the 50th percentile of the peer group data, executives’ base salaries are designed to reward core competencies and contributions to the Company, and may be increased above this general benchmark based on (i) the individual’s increased contribution over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, operating cash flow, as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion (25%) of the executive officers’ incentive compensation. In 2006, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements; and general and administrative expense management.

Annual Evaluation
The Chief Executive Officer recommends the actual incentive award amounts for all other executives based on actual company performance relative to the targets as well as on individual performance, and recommends the executives’ base salaries levels for the coming year.  The Compensation Committee considers these recommendations generally at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each executive and for the executive’s base salary levels. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.

Additional equity-based awards may be also granted to executives, as well as other employees, upon commencement of employment, for promotions or special performance recognition, or for retention purposes, based on the recommendation of the Chief Executive Officer.  In determining whether to recommend additional grants to an executive, the Chief Executive Officer typically considers the individual’s performance and any planned change in functional responsibility.

Elements of Executive Compensation
Total Compensation
Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives; and (iii) equity incentive award, which is also performance based and paid out over a future period in the form of restricted stock or warrants.  Base salaries are the value upon which both the incentive compensation percentage targets are measured against.  For evaluation and comparison of overall compensation of the executives, and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends therefrom.

Base Salaries
Base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, and to reward sustained individual performance and future potential.  The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized companies, both regionally and nationally, in order to attract and retain talented leaders.

Incentive Compensation
Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Company.  The executives’ incentive awards are based upon three key performance metrics: 1) the Company’s operating cash flow; 2) achievement of agreed-upon strategic and corporate performance goals; and 3) each executive’s departmental and individual goals and performance.  The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the Board of Directors

Incentive Plan Compensation
Incentive awards are paid out in cash, restricted common stock or warrant awards.  The incentive award targets for the executives are established at the beginning of the year as a percentage of their base salary, and the actual awards are determined at the following year’s Annual Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year.  The award of restricted common stock generally vests over a two year term in four equal six months traunches. The award of restricted common stock purchased through warrants generally vests immediately upon issuance of the warrant which generally has a validity of three years and a per share purchase price of the fair market value of our common stock on the date of grant. The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans
The Company does not maintain an employee retirement plan or a 401(k) plan nor do we provide any supplemental retirement benefits to our senior executives.

Change in Control Agreements
Our executives are not awarded any type of protection upon a change in control.

Perquisites
The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:	Russell L. Wall, Chairman Bradley J. Hallock
Members of the Compensation Committee

Summary Compensation Table
The following table sets forth the compensation paid by the Company for the fiscal years 2005 and 2006 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company. During fiscal year 2006, the Company changed Chief Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen sation ($)	Total ($)
Russell L. Wall, CEO / President / Director (1)	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-
Charles R. Baker, Former CEO / President (2)	2006	271,764	100,000	-	-	-	-	9,000	380,764
	2005	125,480	-	-	940,000	-	-	-	1,065,480
Mark R. Chandler COO / CFO (3)	2006	180,000	5,000	520,000		-	-	-	705,000
	2005	180,000	-	240,000	-	-	-	-	420,000
William J. Clough EVP / General Counsel/Director (4)	2006	180,000	50,000	-	16,000	-	-	11,000	257,000
	2005	62,308	-	-	-	-	-	4,000	66,308

1.	Mr. Wall was named President and Chief Executive Officer effective November 9, 2006 and also serves as a member of the Company’s Board of Directors.
2.
Mr. Baker joined the Company on June 13, 2005 and stepped down August 28, 2006. During 2005 per his employment contract, Mr. Baker was issued by the Company a warrant to purchase 2,000,000 restricted common shares within three years from date of issuance at a per share price of $0.01. During 2005 as recognition for services as a Director of the Company, Mr. Baker was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.75. Per the terms of his employment agreement, Mr. Baker was paid a one time sign on bonus of $100,000 which was payable upon the successful completion of an equity round of financing by the Company.

3.
Mr. Chandler was issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock during 2006. He was issued 240,000 shares of the Company's Series A Convertible Preferred Stock during 2005.

4.
Mr. Clough joined the Company on September 1, 2005. During 2006 as recognition for services as a Director of the Company, Mr. Clough was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20. Per the terms of his employment agreement, Mr. Clough was paid a one time sign on bonus of $50,000 which was payable upon the successful completion of an equity round of financing by the Company.

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth the outstanding equity awards at December 31, 2006 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Russell L. Wall (1)	100,000	-	-	0.25	2/10/2007	-	-	-	-
Russell L. Wall (1)	600,000	-	-	0.25	10/6/2009	-	-	-	-
Charles R. Baker (2)	2,000,000	-	-	0.01	12/5/2010	-	-	-	-
Charles R. Baker (2)	100,000	-	-	0.75	3/1/2008	-	-	-	-
Mark R. Chandler (3)	500,000	-	-	0.25	10/6/2009	-	-	-	-
William J. Clough (4)	100,000	-	-	0.20	2/28/2009	-	-	-	-

1.
In recognition for services as a director of the Company, the Board of Directors during 2004 authorized issuance to Mr. Wall a warrant to purchase 700,000 restricted common shares within five years from date of issuance at a per share price of $0.25

2.
During 2005 per his employment contract, Mr. Baker was issued by the Company a warrant to purchase 2,000,000 restricted common shares within three years from date of issuance at a per share price of $0.01. During 2005 as recognition for services as a Director of the Company, Mr. Baker was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.75.

3.
In recognition for past services rendered by Mr. Chandler, by August 23, 2004 Board of Directors resolution, the board authorized issuance to him a warrant to purchase 500,000 restricted common shares within five years from date of issuance a per share price of $0.25.

4.
During 2006 as recognition for services as a Director of the Company, Mr. Clough was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20.

Director Compensation

The following table sets forth the compensation paid by the Company for fiscal year 2006 to the Company’s Board of Directors. Other than as noted below, no Director is compensated for the performance of duties in that capacity or for his/her attendance at Director’s meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Bradley J. Hallock (1)	-	-	16,000	-	-	-	16,000
Russell L. Wall	-	-	-	-	-	-	-
William J. Clough (2)	-	-	16,000	-	-	-	16,000
Steven S. Hallock (3)	-	-	-	-	-	-	-
John P. Rouse (4)	-	-	46,000	-	-	-	46,000

1.
In recognition for services to be rendered by Bradley J. Hallock as a member of the Board of Directors, the Board of Directors authorized issuance on February 28, 2006 to Mr. Hallock a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20.

2.
In recognition for services as a director of the Company, the Board of Directors authorized issuance on February 28, 2006 to William J. Clough a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20.

3.
Not included as director compensation for Steven S. Hallock is a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20 that was authorized for issuance on February 28, 2006 to Mr. Hallock as a member of the Business Advisory Board. Mr. Hallock was named to the Company’s Board of Directors on August 28, 2006.

4.
In recognition for services as a director of the Company, the Board of Directors authorized issuance on March 17, 2006 to John P. Rouse a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.61.

Employment Agreements
During fiscal year 2006, three executive officers were employed under an employment agreement with the Company. On August 28, 2006, the Chief Executive Officer stepped down and left the Company thereby ending his employment agreement. The employment agreement for the Chief Operating Officer/Chief Financial Officer expired on December 31, 2006 and he is currently an at-will employee. The following are the employment agreements that were in force during fiscal year 2006 for the two corporate officers:

Executive Vice President of Corporate Development, Corporate Secretary and General Counsel
The Company executed an employment contract with William J. Clough, Esq., the registrant’s Executive Vice President of Corporate Development, Corporate Secretary and General Counsel. The agreement has a term of three years from December 13, 2005. The agreement contains provisions: to terminate the employee for “Just Cause” which will terminate employee compensation; penalty for termination of employee without just cause; medical and dental insurance coverage; employee confidentiality and non-compete obligations. Mr. Clough’s contract provides for a monthly salary of $15,000 plus an automobile allowance of $1,000. Mr. Clough will be paid a one time sign on bonus of $50,000.00 upon completion of an equity round of financing by the Company. In addition, Clough shall be paid an annual bonus as follows: During the first year of employment, a guaranteed bonus equal to twenty-five percent (25%) of his annual base salary with the potential of earning up to fifty percent (50%) of his annual base salary based upon performance. During the balance of the contract term, Clough shall be paid a minimum annual bonus of at least fifteen percent (15%) of his base annual salary with the potential of receiving up to twenty-five percent (25%) of his annual base salary based upon performance.

Mr. Clough is a practicing attorney at law, licensed in state and federal courts of California, Illinois and Hawaii. In the capacity as General Counsel, Clough is responsible to direct, implement, control and otherwise manages all legal affairs and corporate governance. In the capacity as Executive Vice President of Corporate Development, Clough is responsible for advising and otherwise working with corporate top management relating to corporate funding, acquisitions, mergers, product approval and general corporate guidance and oversight of operations. Clough reports directly to the Board of Directors.

Chief Financial Officer and Chief Operating Officer
Effective January 1, 2004, the Company executed a three-year employment agreement with Mark Chandler to serve as its Chief Financial Officer. The agreement provided for compensation to Mr. Chandler as follows: (i) Base salary of $120,000 during 2004, $150,000 during 2005 and $180,000 during 2006, (ii) a sign-on bonus of $10,000 payable before March 31, 2004 and participation for the bonus plan as set up by the Company, (iii) 120,000 shares of Series A convertible preferred stock for each period of June 2004, January 2005 and June 2005 and iv) a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 which warrant expires on November 30, 2006. In the event of a change of control, the Series A Convertible Preferred stock issued to Mr. Chandler shall immediately accelerate and be issued within 30 days of written notice from the employee.

On August 23, 2004 the Board of Directors increased the annual salary of Mark R. Chandler to $150,000 retroactive to January 1, 2004. Beginning November 1, 2004, Mr. Chandler’s annual salary was increased to $180,000.

In recognition for past services rendered by Mark R. Chandler, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Mark R. Chandler a warrant to purchase 500,000 restricted common shares within five years from date of issuance a per share price of $0.25.

In recognition of continuing services rendered by Mark R. Chandler, by August 23, 2004 Board of Directors resolution, the board authorized issuance to Mark R. Chandler three hundred seventy five thousand (375,000) Series A Convertible Preferred shares and one thousand five hundred (1,500) Series B Convertible Preferred shares in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006; and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006.

On December 31, 2006, Mr. Chandler’s employment contract expired and he currently is an at-will employee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this Form 10-KSB by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of filing this document have been included in the table.

BENEFICIAL INTEREST TABLE
	Common Stock		Series A Convertible
			Preferred Stock
Name and Address of Beneficial Owner (1)	Number	Percent of Class (2)	Number	Percent of Class (3)	Percent of all Voting Securities (4)
Bradley J. Hallock (5)	10,284,540	6.82%	-	-	6.82%
William J. Clough (6)	5,051,089	3.34%	-	-	3.34%
Russell L. Wall (7)	1,691,493	1.14%	-	-	1.14%
Mark R. Chandler (8)	8,155,285	5.50%	-	-	5.50%
Charles R. Baker (9)	2,100,000	1.40%	-	-	1.40%
John P. Rouse (10)	6,159,838	4.17%	-	-	4.17%
Steven S. Hallock (11)	8,224,627	5.57%	-	-	5.56%
Walter and Whitney Miles (12) PO Box 130 Auburn, WA 98071	10,000,000	6.77%	-	-	6.77%
Kjell H. Qvale (13) 901 Van Ness Avenue San Francisco, CA 94109	7,500,000	5.08%	-	-	5.08%
Jerry Ostrin 3535 Fillmore Street #302 San Francisco, CA 94123	-	-	45,000	59.57%	*
Joel Fedder 3590 Mistletoe Lane Longboat Key, FL 34228	-	-	25,000	33.09%	*
Officers, Directors, executives as group (7 persons)	41,666,872	26.39%	-	-	26.38%

* Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o OnScreen Technologies, Inc., 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209.
(2)
Calculated on the basis of 147,640,855 shares of common stock issued and outstanding at February 28, 2007 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Calculated on the basis of 75,543 shares of Series A Preferred Stock issued and outstanding at February 28, 2007.
(4)
Calculated on the basis of an aggregate of 147,640,855 shares of common stock with one vote per share and 75,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at February 28, 2007, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.

(5)
Mr. Bradley J. Hallock's common stock shares include 3,100,000 shares he has the right to purchase pursuant to a warrant. Mr. Hallock’s common stock shares include 73,500 shares owned by his IRA account.

(6)	Mr. Clough’s common shares include 3,640,485 shares he has the right to purchase pursuant to a warrant.

(7)	Mr. Wall’s common stock shares include 700,000 shares he has the right to purchase pursuant to a warrant. Mr. Wall’s common stock shares include 781,493 shares owned by his IRA account.
(8)	Mr. Chandler’s common stock shares include 600,000 shares he has the right to acquire pursuant to a warrant. Mr. Chandler’s common stock shares include 1,445,000 shares owned by his IRA account.
(9)	Mr. Baker’s common stock shares include 2,100,000 shares he has the right to purchase pursuant to a warrant. Mr. Baker joined the Company on June 13, 2005 and stepped down August 28, 2006.
(10)	Mr. Rouse’s common stock shares include 100,000 shares he has the right to purchase pursuant to a warrant. Mr. Rouse’s common stock shares include 16,500 shares owned by his IRA account.
(11)	Mr. Steven S. Hallock’s common stock shares include 100,000 shares he has the right to purchase pursuant to a warrant.
(12)
Mr. and Mrs. Miles’ common stock share position of 10,000,000 shares (including warrants) is comprised of direct entitlement (8,750,000 shares) and related party management (1,250,000 shares) shares. The related party shares are held by their four sons: Jeffrey (312,500 shares), Joseph (312,500 shares), Matthew (312,500 shares), and Scott (312,500 shares). Mr. and Mrs. Miles’ direct entitlement and related party management common stock shares include 2,000,000 shares they (1,750,000 shares) and related parties (250,000 shares) have the right to purchase pursuant to a warrant.

(13)	All shares are owned by Kjell H. Qvale Survivors Trust.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2006, the Company had outstanding the following equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	232,500	$0.42	1,767,500
Equity compensation plans not approved by security holders	7,734,001	$0.13	-
Total	7,966,501	$0.14	1,767,500

Equity Compensation Plan Information
On June 26, 2000, the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the “Plan”). The Plan provides for the issuance of incentive stock options (ISOs) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSOs) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under the Plan have a maximum duration of 10 years.

On August 25, 2005 the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2005 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 2,000,000 shares of Common Stock to fund the Plan. At the 2005 Annual Meeting of Shareholders held on December 13, 2005, the Equity Incentive Plan was approved by the Company shareholders.

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

The Equity Incentive Plan provides for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under the Equity Incentive Plan have a maximum duration of 10 years.

Equity compensation plans not approved by security holders
The Company has outstanding at December 31, 2006, the following options issued under equity compensation plans not approved by security holders:

During 2003, the Company issued warrants to the Scientific Advisory Board members for the right to acquire 75,000 shares of its common stock at an exercise price of $0.25. The warrants are fully vested and expire during 2008.

During 2004, the Company issued options to various employees and a director for the right to acquire 1,800,000 shares of its common stock at an exercise price of $0.25. The options are fully vested and expire during 2007 to 2009.

During 2005, the Company issued options to various employees and a director for the right to acquire 2,265,000 shares of its common stock at exercise prices ranging from $0.01 to $0.75. The options are fully vested and expire during 2007 to 2010.

During 2006, the Company issued options to various employees, directors, consultants for the right to acquire 3,594,001 shares of its common stock at exercise prices ranging from $0.01 to $0.61. The options expire during 2007 to 2011 are fully vested except for 350,000 shares.

Item 12. Certain Relationships and Related Transactions

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction in any presently proposed transaction which has or will materially affect the Company.

During 2006, the Company had employment agreements with its senior management. For description of the employment agreements, see “Executive Compensation” and “Employment Agreements”.

On February 3, 2004, Fusion Three, LLC (“F3”) and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any benefits of the OnScreen technology (including license payments), the Company paid $150,000 to F3 plus an annually declining percentage of OnScreen revenue of 5% in 2005 declining to 2% in 2008 and thereafter. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment shall be made to F3 ranging from 10% of the appraised value of OnScreen if such appraised value is $100,000,000 or less, 7½% of the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, 4% of the appraised value between $300,000,001 and $400,000,000, 3% of the appraised value between $400,000,001 and $500,000,000, and 2% of any appraised value between $500,000,001 and $600,000,000. At the time the Company entered into this agreement, the former President of the OnScreen Products Division, Stephen K. Velte, was the manager of F3. In May 2006, F3 relinquished all of its revenue rights. For a more detailed explanation, please see the section above entitled “Fusion Three, LLC Settlement”.

On January 10, 2005 and February 16, 2005, the inventor/owner of the OnScreen™ LED technology patent conveyed ownership of the OnScreen™, WayCool and WayFast patents to CH Capital. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, have an interest in CH Capital. On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed to the Company the OnScreen™ patent rights. This conveyance now vests in the Company the ownership of the OnScreen™ LED technology patent.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, has a controlling interest in the company (CH Capital) that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company’s fully diluted equity securities after giving effect to the Company’s fund raising efforts. The warrants have the same pricing and terms issued in connection with the Company’s private equity fund raising. On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for $800,000 and a three year warrant for 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office. For a more detailed explanation, please see the section above entitled “Intellectual Property Rights to WayCool Thermal Management Technology”.

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party, CH Capital. The interest rate was 15% per annum. Interest only payments were due monthly until maturity of the note when the principal was due. Two of the current Company’s Board of Directors, Bradley J. Hallock and William J. Clough, has a controlling interest in CH Capital that was the note holder. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding. One current Board of Director of the Company, Steven S. Hallock, participated in the substitute notes: promissory note of $1,000,000 held by a trust controlled by the director. The note held by the director was converted into common shares during 2006.

February 16, 2005 the inventor of the OnScreen technology, who licensed to the Company the rights of the direct view LED video display technology with angular dimension greater than 30 inches, conveyed through a third party corporation, all of the inventor’s right, title and interest of the OnScreen technology to the Company for $200,000. The Company now owns all patent rights to the OnScreen technology unencumbered subject to the rights of F3 relating to the percentages of revenue from commercialization of the direct view LED video display technology with angular dimension greater than 30 inches. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, has an interest in the third party corporation that conveyed these rights to the Company.

During the third quarter and fourth quarters of 2005, the Company executed three-month convertible promissory notes totaling $3.5 million. One of the note holders was the COO/CFO, Mark R. Chandler, who had a $100,000 note and another note holder is a current Board of Director of the Company, Bradley J. Hallock, who had a $100,000 note. The Company amended the notes to extend the notes for an additional six months. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days and the $100,000 note of the COO/CFO was converted into 400,000 shares of common stock and the $100,000 note of the director was converted into 400,000 shares of common stock.

During the first quarter of 2006, the Company entered into three-month convertible promissory notes with several note holders including two current Board of Directors of the Company. One director, John P. Rouse, had two notes totaling $1,100,000 while the other director, Steven S. Hallock, had a note in the amount of $250,000. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days and the notes of the director totaling $1,100,000 were converted into 4,400,000 shares of common stock and the note of the director totaling $250,000 was converted into 1,000,000 shares of common stock.

On August 28, 2006 the Company entered into a one-month promissory note for $150,000 with John P. Rouse who is a Board of Director of the Company. Interest on this note accrued at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due October 28, 2006. On November 2, 2006 the Company paid the remaining principal and interest due of $153,200 on the promissory note.

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

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

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

EXHIBITS

The following exhibits are included as part of this Form 10-KSB.

Exhibit No.	Description

3.1[1]	Amended Articles of Incorporation of the Company.

3.2[1]	Bylaws of the Company.

3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5[2]	Amendment to Restated Articles of Incorporation, filed December 23, 2003.

3.6[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.

3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.

4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.

4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.

4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.

4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.

4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.

5.1	Opinion and consent of Johnson, Pope, Bokor, Ruppel & Burns, LLP, filed herewith.

10.1[2]	Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.

10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.

10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.

10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.

10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.

10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.

10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.

10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.

10.9	Reserved.

10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated December 22, 2003.

10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12[2]	Addendum to Lease Agreement dated February 1, 2004.

10.13[4]	Lease Agreement dated October 15, 2004.

10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.

10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 12, 2003.

10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

10.17[4]	Assignment, dated February 16, 2005, of OnScreen™ technology patents ownership from inventor to CH Capital

10.18[4]	Assignment, dated February 16, 2005, of OnScreen™ technology patents ownership from CH Capital to Company.

10.19[4]	Contract between SMTC Manufacturing Corporation and Company dated November 9, 2004

10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005

10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.

10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan.

10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan

10.24[4]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.

10.25[4]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.

13.1[4]	Annual Report to security holders for 2005 on Form 10-KSB.

14.1[5]	OnScreen Technologies, Inc. Code of Ethics for Principal Executive and Financial Officers and OnScreen Technologies, Inc. Code of Ethics and Business Conduct Statement of General Policy

15.1[7]	Letter on unaudited interim financial information.

22.1[6]	Proxy Statement and Notice of 2006 Annual Shareholder Meeting.

23.4[7]	Consent of Salberg & Company, P.A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-KSB filed herewith.

Footnotes to Exhibits:

[1]	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
[2]	Incorporated by reference to our Form 10-KSB filed with the Commission on April 14, 2004.
[3]	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.
[4]	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
[5]	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.
[6]	Incorporated by reference, Proxy Statement and Notice of 2005 Annual Shareholder Meeting filed with the Commission September 29, 2006.
[7]	Filed herewith.

Item 14. Principal Accountants Fees and Services

Compensation of Auditors
Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2006, have been audited by Salberg & Company, P.A., Boca Raton, Florida, Independent Registered Public Accounting Firm. Salberg & Company, P.A. billed the Company an aggregate of $58,000 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2006. Salberg & Company, P.A. billed the Company an aggregate of $54,000 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005. Audit related fees for 2006 were $9,800 and for 2005 were $0. The Company paid these sums.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OnScreen Technologies, Inc.

Name	Title	Date

__/s/________________________	CEO/President/Director	March 30, 2007
Russell L. Wall

__/s/________________________	CFO/Principal Accounting Officer	March 30, 2007
Mark R. Chandler

__/s/________________________	Audit Committee	March 30, 2007
Russell L. Wall

OnScreen Technologies, Inc.

Financial Statements

December 31, 2006 and 2005

OnScreen Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Onscreen Technologies, Inc.:

We have audited the accompanying balance sheet of Onscreen Technologies, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onscreen Technologies, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $14,481,333 and cash used in operations of $9,398,621 in 2006 and an accumulated deficit of $42,971,052 at December 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 23, 2007

ONSCREEN TECHNOLOGIES, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$570,501
Accounts receivable, net of allowance of $6,333	11,295
Inventory	2,125,735
Prepaid expenses and other	141,474
TOTAL CURRENT ASSETS	2,849,005

PROPERTY AND EQUIPMENT, NET	102,239

OTHER ASSETS
Note Receivable	115,000
Technology rights, net	4,509,900
Patent Costs	582,965
Deposits and other	22,173
TOTAL OTHER ASSETS	5,230,038
TOTAL ASSETS	$8,181,282
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$480,960
Preferred stock dividends payable	27,353
Accrued expenses	132,914
Accrued compensation	85,000
Deferred Revenue	8,260
Convertible note payable, net of discounts of $52,439	947,561
TOTAL CURRENT LIABILITIES	1,682,048
Convertible notes payable, net of discounts of $253,303	396,697
TOTAL LIABILITIES	2,078,745

Commitments and contingencies (Note 6)
STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized
Convertible Series A, preferred stock, 5,000,000 shares authorized,
90,543 shares issued and outstanding;
liquidation preference of $90,543 at December 31, 2006	91
Convertible Series B preferred stock, 30,000 shares authorized,
and no shares outstanding	-
Common stock, par value $0.001; 200,000,000 shares authorized,
147,127,238 shares issued and outstanding December 31, 2006	147,127
Additional paid-in capital	48,926,371
Accumulated deficit	(42,971,052)

TOTAL STOCKHOLDERS' EQUITY	6,102,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,181,282

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES
Product Sales	$256,688	$92,474
Rental Income	-	41,176
Total Revenue	256,688	133,650

COST OF REVENUES	1,586,823	170,533

GROSS PROFIT	(1,330,135)	(36,883)
OPERATING EXPENSES
Selling, general and administrative	6,422,006	4,942,320
Research and development	2,661,965	1,420,069
Restructuring costs	13,967	78,801
Impairment loss	48,711	-
Bad debt	2,333	11,780
TOTAL OPERATING EXPENSES	9,148,982	6,452,970
LOSS FROM OPERATIONS	(10,479,117)	(6,489,853)
OTHER INCOME (EXPENSE)
Other income	29,450	-
Other expense	(1,695)	(16,787)
Investment income	40,576	20,680
Change in Fair Value of Warrant Liability	3,718,543	-
Financing Fees	(1,268,100)	-
Settlement gain	301,675	16,667
Settlement loss	(2,780,000)	(300)
Interest expense - Intrinsic value of convertible debt and amortization of debt discount	(3,647,451)	(1,676,481)
Interest expense	(395,214)	(336,051)
TOTAL OTHER INCOME (EXPENSE), NET	(4,002,216)	(1,992,272)
NET LOSS	(14,481,333)	(8,482,125)
Preferred stock dividends	(32,025)	(201,895)
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(14,513,358)	$(8,684,020)
Basic and diluted net loss per common share	$(0.13)	$(0.12)
Basic and diluted net loss per common share allocable to common stockholders	$(0.13)	$(0.12)
Weighted average common shares outstanding	115,579,917	70,116,586

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

			SERIES A
	SERIES B		PREFERRED STOCK		COMMON STOCK
	PREFERRED		AND PREFERRED		AND COMMON
	STOCK		STOCK ISSUABLE		STOCK ISSUABLE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2004	-	-	2,772,205	2,772	63,680,020	63,680
Warrants and options granted for service and compensation
Cancellation of option granted for service
Repricing of options
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation					605,000	605
Common stock issued for services, compensation, and accrued settlement					986,251	986
Common stock issued in conjunction with debt financing					800,000	800
Common stock acquired from prior employee per agreement					(150,000)	(150)
Intrinsic value of common stock conversion feature of convertible debt
Series A Preferred Stock dividends, $0.10 per share
Series A Preferred Stock converted to common stock			(1,126,487)	(1,126)	4,505,948	4,506
Series A Preferred Stock issued for services of employee			240,000	240
Amortization of deferred compensation
Net loss for the year ended December 31, 2005
Unrealized losses on marketable securities
Comprehensive loss
Balance, December 31, 2005	-	$-	1,885,718	$1,886	70,427,219	$70,427
Reclassification to equity of accrued compensation payable in stock
Warrants and options granted for service and compensation
Reclassification of warrant liability, net
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation					9,635,858	9,636
Common stock issued for services and compensation					213,883	214
Common stock issued in conjunction with the conversion of debt					54,561,380	54,561
Beneficial conversion value and value of warrants issued with convertible debt
Series A Preferred Stock dividends, $0.10 per share
Series A Preferred Stock dividends conversion to common stock					837,023	837
Series B Preferred Stock dividends reversal
Series A Preferred Stock issued for services of employee			250,000	250
Series B Preferred Stock issued for services of employee	1,000	1
Series A Preferred Stock converted to common stock			(2,045,175)	(2,045)	10,201,875	10,202
Series B Preferred Stock converted to common stock	(1,000)	(1)			1,250,000	1,250
Amortization of deferred compensation
Net loss for the year ended December 31, 2006
Unrealized losses on marketable securities
Comprehensive loss
Balance, December 31, 2006	-	$-	90,543	91	147,127,238	$147,127
(Continued)

(Continued)				ACCUMULATED	TOTAL
	ADDITIONAL	ACCUM-	DEFERRED	OTHER	STOCKHOLDERS’
	PAID-IN	ULATED	COMPENSATION	COMPREHENSIVE	EQUITY
	CAPITAL	DEFICIT	& CONSULTING	LOSS	(DEFICIT) I
Balance, December 31, 2004	22,150,289	(19,773,674)	(438,282)	-	2,004,785

Warrants and options granted for service and compensation	415,150				415,150
Cancellation of option granted for service	(27,200)		27,200		-
Repricing of options	38,500				38,500
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	161,145				161,750
Common stock issued for services, compensation, and accrued settlement	273,014		(177,000)		97,000
Common stock issued in conjunction with debt financing	214,475				215,275
Common stock acquired from prior employee per agreement	(151,575)		151,500		(225)
Intrinsic value of common stock conversion feature of convertible debt	1,778,436				1,778,436
Series A Preferred Stock dividends, $0.10 per share		(201,895)			(201,895)
Series A Preferred Stock converted to common stock	(3,380)				-
Series A Preferred Stock issued for services of employee	239,760		(143,333)		96,667
Amortization of deferred compensation			437,241		437,241
Net loss for the year ended December 31, 2005		(8,482,125)			(8,482,125)
Unrealized losses on marketable securities				(4,413)	(4,413)
Comprehensive loss					(8,486,538)
Balance, December 31, 2005	$25,088,614	$(28,457,694)	$(142,674)	$(4,413)	$(3,443,854)

Reclassification to equity of accrued compensation payable in stock	469,112				469,112
Warrants and options granted for service and compensation	8,506,944				8,506,944
Reclassification of warrant liability, net	(3,718,543)				(3,718,543)
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	205,723				215,359
Common stock issued for services and compensation	8,595				8,809
Common stock issued in conjunction with the conversion of debt	13,040,950				13,095,511
Beneficial conversion value and value of warrants issued with convertible debt	4,648,065				4,648,065
Series A Preferred Stock dividends, $0.10 per share		(49,801)			(49,801)
Series A Preferred Stock dividends conversion to common stock	166,568				167,405
Series B Preferred Stock dividends reversal		17,776			17,776
Series A Preferred Stock issued for services of employee	249,750		(55,550)		194,450
Series B Preferred Stock issued for services of employee	269,999		(59,999)		210,001
Series A Preferred Stock converted to common stock	(8,157)				-
Series B Preferred Stock converted to common stock	(1,249)				-
Amortization of deferred compensation			258,223		258,223
Net loss for the year ended December 31, 2006		(14,481,333)			(14,481,333)
Unrealized losses on marketable securities				4,413	4,413
Comprehensive loss					(14,476,920)
Balance, December 31, 2006	48,926,371	(42,971,052)	-	-	6,102,537

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,481,333)	$(8,482,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants and notes issued for compensation and services	2,220,617	486,650
Stock based settlement loss	2,780,000	-
Non cash settlement gain	(150,016)
Non-cash interest expense, amortization of beneficial conversion value and warrant related debt discounts	3,647,450	1,676,481
Bad debt	2,333	11,780
Write down of inventory to lower of cost or market	1,245,431	-
Amortization of technology rights	182,010	20,000
Amortization of deferred consulting and compensation	258,223	437,241
Amortization of deferred financing fees	381,050	64,000
Loss on disposal of assets and asset shrinkage	-	16,787
Loss on sale of marketable securities	4,413	-
Impairment of long-lived assets	48,711	-
Compensation and services expense payable in common stock	363,680	454,775
Depreciation	126,348	118,018
Increase in Warrant Liability	(3,718,543)	-
Other	-	4,692
(INCREASE) DECREASE IN ASSETS:
Accounts receivable and other receivables	(160)	(28,401)
Inventory	(2,815,909)	(552,648)
Note Receivable	(115,000)	-
Prepaid expenses and other current assets	13,966	(114,484)
Deposits and other assets	70,804	(20,429)
INCREASE (DECREASE) IN LIABILITIES:
Accounts payable	587,725	139,852
Accrued expenses	(19,031)	64,778
Accrued compensation	(30,310)	75,310
Deferred revenues	(1,080)	9,340
Deferred gain on sale of future revenues		-
NET CASH USED IN OPERATING ACTIVITIES	(9,398,621)	(5,618,383)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights	(800,000)	-
Investment in patents	(153,869)	(380,439)
Proceeds from sales of marketable securities	31,291	396,541
Proceeds from sale of property and equipment	-	6,472
Purchase of property and equipment	(25,150)	(96,083)
NET CASH USED IN INVESTING ACTIVITIES	(947,728)	(73,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock dividends paid	(124)	(121,250)
Purchase of treasury stock	-	(15,225)
Proceeds from notes and loans payable, net of expenses	10,499,950	5,011,000
Payments on notes and loans payable	(525,475)	(75,000)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	215,358	121,750
Deferred stock issuance costs		(63,892)
Proceeds from issuance of preferred stock - Series A		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,189,709	4,857,383
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(156,640)	$(834,509)
Cash and Cash Equivalents at Beginning of Year	727,141	1,561,650
CASH AND CASH EQUIVALENTS AT END OF YEAR	$570,501	$727,141
(continued)

(continued)

	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$386,915	$261,785
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt and accrued liabilities settled/paid with common stock, net of subscriptions receivable	$-	$181,664
Discount on debt for intrinsic value of convertible notes payable	$4,987,618	$1,778,436
Other comprehensive loss from unrealized loss	$(4,413)	$4,413
Termination of warrant and common stock returned	$-	$178,700
Common stock issued for conversion of Series A preferred stock	$1,920	$1,126
Common stock issued for conversion of Series B preferred stock	$1	$-
Common stock issued for accrued expense settlements	$20,150	$54,000
Common stock issued for deferred consulting and compensation	$-	$710,333
Common stock issued for the conversion of debt	$13,095,511	$215,275
Value of warrants paid for intangible technology rights	$3,520,243	-
Accounts payable converted to note payable	$375,475	-
Common stock issued to settle accrued preferred stock dividends	$167,405	-
Accrual of preferred stock dividends	$32,025	-
Reclassification of common stock payable to equity	$469,112	-

See accompanying notes to financial statements

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

Note 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

OnScreen Technologies, Inc. (the Company) has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions and cooling applications. The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform product under the name RediAlert(TM) and Living Window(TM). Additionally, the Company is continuing efforts towards development and commercialization of its Tensile technology.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $14,481,333 and cash used in operations of $9,398,621 for the year ended December 31, 2006 and an accumulated deficit of $42,971,052 at December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen(TM) products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital which the Company believes will provide sufficient cash to meet its funding requirements to commercialize OnScreen(TM) technology product lines during 2007. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

(B) Cash and Cash Equivalents

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(C) Marketable Securities Available-For-Sale

In order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. The Company classifies these marketable securities as available-for-sale. These securities are recorded at fair market value, with unrealized gains or losses excluded from earnings and included in other comprehensive income within stockholders’ equity. Realized gains and losses on the sale of these securities are determined using the specific-identification method.

There are no available-for-sale securities at December 31, 2006. The Company received proceeds of $31,146 from the sale of investments and recognized losses on sale of investments of $1,695 during the year ended December 31, 2006.

(D) Accounts Receivable

Accounts receivable consist of the receivables associated with the revenue derived from the Living Windows(TM) and RediAlert(TM) products. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $6,333 at December 31, 2006 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

(E) Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Finished goods inventory is valued at $967,735 and work in progress at $1,158,000 at December 31, 2006. During 2006, the Company impaired $478,737 of defective finished goods inventory and $766,694 of work in progress which is included in Cost of Goods Sold on the Statement of Operations.

(F) Concentration of Credit Risk

The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

(G) Property and Equipment

Property and equipment are recorded at the lower of fair value or cost, less accumulated depreciation and amortization. Major additions are capitalized. Minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets’ estimated useful lives of three to seven years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(H) Long-Lived Assets

The Company periodically reviews its long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. See Note 3 for the impairment amounts that were recorded during 2006. There was no impairment amount recorded during 2005.

(I) Identifiable Intangible Assets

As of December 31, 2006, the Company had capitalized $4,842,743 of costs related to technology rights it had acquired since 2003. The Company is amortizing technology rights over a twenty year life.

As of December 31, 2006, the Company had capitalized $582,965 of costs related to filing patent applications. When the patents are approved, the Company will then amortize these costs over the life of the patent. Any patents that are not approved will be expensed at that time. At December 31, 2006, all of the patents are pending approval.

(J) Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(K) Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation was recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company recognized the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

Prior to January 1, 2001 the Company accounted for stock based compensation using the intrinsic value method under APB 25.

The following table illustrates the effect on net loss available to common stockholders and loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2005:

2005
Net Loss Available to Common Stockholders:
Net loss available to common stockholders as reported	$(8,684,020)
Plus total stock-based employee compensation cost included in the net loss, net of related tax effects	469,318
Less total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(597,754)
Pro forma net loss	$(8,812,456)

Loss per share:
As reported	$(0.12)
Pro forma	$(0.13)

See Note 7 section F, for additional disclosure and discussion of the Company’s employee stock plan and activity.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

The Company accounts for services provided by non-employees who are issued equity instruments based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable on the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

(L) Revenue Recognition

The Company recognizes revenue from its products when persuasive evidence of an arrangement exists, the product(s) has been shipped, collectability is reasonably assured and the price is fixed or determinable. In the event that the contract provides for multiple elements (e.g., products, installation and training), the total amount invoiced is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the revenue is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. The Company generally accounts for installation and training services separate from product revenue for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. Installation and education services revenue, is recognized when the service has been performed.

Revenue from warranty and maintenance activities is recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

The Company records any rental income from the LED truck pro-rata as earned over the rental period.

(M) Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included sales.  Actual shipping and handling costs to ship products to our customers are included in cost of revenues and were approximately $15,000 for the year ended December 31, 2006.

(N) Warranty Reserves

The Company records a warranty reserve liability based on its estimates of future costs on sales recognized. There was no warranty reserve recorded at December 31, 2006.

(O) Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $43,068 and $39,823, respectively.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(P) Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Valuation allowances have been established against the Company’s deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2006 and 2005 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2006 and 2005. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

(Q) Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2006 and 2005, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2006 and 2005. The following table summarizes the potential common stock shares at December 31, 2006 which may dilute future earning per share.

Convertible preferred stock	497,987
Warrants and options	25,613,757
Convertible debt	8,250,000
34,361,744

There are 1,332,938 unvested shares of the Company’s common stock related to employment agreements which vested and were issued in January 2006. There are 1,767,500 shares of the Company’s common stock available under the 2005 Equity Incentive Stock Plan.

(R) Fair Value of Financial Instruments

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The Company believes the carrying amounts of the short-term financial instruments, including accounts receivable, notes payable and current liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2006 due to the relatively short-term nature of these instruments.

(S) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company adopted this SFAS as of January 1, 2006. The adoption of this SFAS did not have an impact on the Company’s financial statement through December 31, 2005, but will increased the cost of equity compensation by $32,756 during 2006 related to 182,500 of its options that were not vested at December 31, 2005 as the options are now valued at fair value instead of the intrinsic value.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company’s financial statements with the adoption of this FASB.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

SFAS 153: In December 2004, the FASB issued this Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”:. In March 2006, the FASB issued No. 156 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”):  In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material matters.

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”):  In September 2006, the FASB issued  FASB No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”):  In September 2006, the Securities and Exchange Commission issued. SAB 108 which provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our  financial statements.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”):  In December 2006, the FASB issued. FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”):  In February 2007, the FASB issued which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

(T) Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

(U) Segments

The Company operates as one segment. All internal analysis and financial reporting by management is performed as one segment.

Note 3 Property and Equipment, net

Property and equipment is summarized as follows at December 31, 2006:

Equipment	81,922
Computers and software	90,213
Vehicles	38,173
Leasehold improvements	10,988
221,296
Less accumulated depreciation	(119,057)
$102,239

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $126,348 and $118,018, respectively.

During 2006, management evaluated the recovery of the recorded value of the LED Truck and determined since, the Company did not receive any revenue from this truck during 2006 and the fair value of the truck was less than the net book value of the truck there was an impairment loss of $48,214 which was included in impairment loss on the Statements of Operations.

Note 4 Technology Rights and License and Royalty agreements

The Company, under a license agreement, obtained an exclusive license in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches. Prior to 2005, the Company recorded a technology right intangible asset for the $522,500 it paid for these rights.

Effective March 24, 2006, the Company purchased from CH Capital, Inc. all right, title and interest in and to the WayCool technology, patent application and Letters Patent. CH Capital, Inc. is a related party controlled by a director and an officer of the Company. To acquire this technology, the Company paid $800,000 to CH Capital, Inc. and agreed to issue CH Capital, Inc. a three year warrant to acquire up to 7,040,485 shares of common stock at $0.20 per share. The warrant is valued at $3,520,243 using the Black Scholes option pricing model. The technology rights are amortized over the twenty-year estimated life of the technology. The Technology Rights at December 31, 2006 were as follows:

Technology Rights	$4,842,743
Accumulated Amortization	(332,843)
$4,509,900

The amortization of the technology rights during 2006 and 2005 was $182,009 and $20,000, respectively. The estimated annual amortization expense is $236,000 for each for the next five years. The management of the Company has evaluated the technology rights for impairment and based upon its projected cash flow analysis from this technology believes there is no impairment of these technology rights at December 31, 2006.

Note 5 Notes Payable, Convertible Notes Payable and Convertible Notes Payable, Related Parties

Notes payable and debt discounts as of December 31, 2006 and activity during 2006 are summarized as follows:

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

	Original	Notes	Notes	Balance
	Principal	Converted	Repaid	12/31/06

Balance at 12/31/05	5,000,000	(5,000,000)	-	-
New notes in 2006	11,256,475	(9,081,000)	(525,475)	1,650,000
Total	16,256,475	(14,081,000)	(525,475)	1,650,000

	Beneficial
	Conversion		Reclassification	BCF Discount
	Feature	Amortization	to Equity	12/31/06

Balance at 12/31/05	270,163	270,163	-	-
New notes in 2006	2,292,191	2,088,080	-	204,111
Total	2,562,354	2,358,243	-	204,111

				Warrant Value
	Warrant		Reclassification	Discount
	Value	Amortization	to Equity	12/31/06

Balance at 12/31/05	-	-	-	-
New notes in 2006	2,355,874	1,289,208	965,035	101,631
Total	2,355,874	1,289,208	965,035	101,631

Unamortized discount at 12/31/06				(305,742)

Convertible notes payable, net at 12/31/06				1,344,258

Less current portion (Due November 15, 2007)				947,561

Notes payable, net (Due from March to April, 2008)				396,697

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party. The interest rate was 15% per annum. Interest only payments are due monthly until maturity of the note when the principal is due. One of the Company’s Board of Directors and another officer of the Company both have a controlling interest in the company that is the note holder. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding (see below) with $1 million assigned to the adult brother of a related party (who management does not consider to be a related party), $100,000 assigned to a trust controlled by a member of our Board of Directors and $400,000 assigned to unrelated parties.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

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

In total, the Company issued convertible notes totaling $5 million. All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activates” and related interpretations. Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. The intrinsic value related to the convertible feature of the debt was valued at $1,778,436 and is being amortized over the three-month term of the notes. At December 31, 2005, $270,163 remained on the Company’s Balance Sheet as a discount to debt related to this convertible feature. The Company issued 800,000 shares of its common stock to several note holders who were eligible to receive 100,000 shares of common stock based upon a $500,000 investment. These shares were valued at $215,275 based upon the allocation of the $4,000,000 proceeds to debt and equity based upon their fair market values. At December 31, 2005, $47,067 remained on the Company’s Balance Sheet as a discount to debt related to the allocation of the proceeds to the 800,000 shares of common stock.

On January 30, 2006, the Company entered into a non-convertible promissory note with a vendor for $375,475. The payment terms were $50,000 every two weeks for a total of seven payments and an eighth payment of $25,475 on May 12, 2006. At June 30, 2006, this note has been paid off.

During February 2006, the Company entered into three-month convertible promissory notes and received proceeds of $200,000. The Company had the option to extend these notes for an additional three-month period. Also during the first quarter of 2006, the Company executed unsecured six-month convertible promissory notes totaling $5.1 million. The interest rate was 12% per annum. For $200,000 of notes, the note holders had the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. For the $5.1 million of notes, the shares will convert to common stock if the Company’s bid price reaches or exceeds $0.35 of five consecutive days, then the notes will convert at $0.25 per share or the note holder could elect at any time to convert the note at $0.25 per share to common stock shares. The beneficial conversion intrinsic value related to the convertible feature of the debt was valued at $814,237 and was amortized over the three- to six-month term of the notes. For each note, the note holder received a warrant of one share of common stock for each $1 of note principal. The proceeds of the note were allocated to the note and warrants based upon the fair market value of each. This resulted in a discount on notes of $897,061 relating to the warrants which was amortized over the three- to six-month term of the notes. Interest only payments are due monthly until the maturity of this note at which time the principal is due. If the note is paid prior to the maturity date or the extended maturity date, the Company is required to pay the interest for the entire three- or six-month periods. The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by the Company including the patent portfolio.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

In February 2006 the Company amended certain of the notes that were issued in 2005 with principal amounts of $4,950,000 to extend the notes for an additional six months. The terms of the amended notes included the notes automatically convert to shares of common stock if the Company’s bid price reaches or exceeds $0.35 for five consecutive days, then the notes will convert at $0.25 per share. Also a warrant for 1 share of common stock was given to the note holders for every $1 of note principal balance. These warrants were recorded as a discount to debt at their fair market value of $898,500 which was amortized over the term of the notes.

During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days and convertible debt totaling $10,050,000 was converted into 40,200,000 shares of common stock. The Company recorded $1,362,093 of interest expense related to the remaining intrinsic value of convertible debt and amortization of debt discount of the notes at the time the debt was converted into common stock for those convertible debt instruments that had a beneficial conversion feature. For those convertible debt instruments that did not have a beneficial conversion feature, the unamortized debt discount of $1,012,102 was recorded as a credit to equity at the time of conversion pursuit to EITF 98-5.

On April 4, 2006, the Company converted $250,000 of convertible unsecured notes into 1,000,000 shares of its common stock at $0.25 per share. The Company recorded $127,500 of interest expense related to the remaining intrinsic value of convertible debt and amortization of debt discount of the note at the time the debt was converted into common stock.

In summary as of June 30, 2006 the convertible debt totaling $10,300,000 was converted into 41,200,000 shares of common stock.

On May 19, 2006 the Company entered into a promissory note for $500,000. Interest on this note accrues at the rate of 10% per annum and is payable at the time the note is paid in full. The note was payable when a proposed offering of the Company’s securities, with the note holder as placement agent, closes, or, in the event that the proposed offering did not close on or before the close of business on October 31, 2006, the note is payable thirty days after demand for payment from the holder. This note was not convertible. The note holder agreed to accept 1,828,517 shares of the Company’s common stock at the then current stock price as payment of the principal balance and accrued interest of $26,613. Accordingly no gain or loss was recognized for this transaction. These shares were issued December 4, 2006

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

On May 15, 2006 the Company entered into a promissory note with a shareholder for $1,000,000. Interest accrues at 12% per annum, payable monthly, with the first interest payment of $10,000 due June 5, 2006. The principal is payable in one installment on November 15, 2007. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. These conversion terms are pursuant to an amendment of September 28, 2006. Prior to the amendment, the embedded conversion option qualified as a derivative since the conversion rate was variable as there was no floor on the conversion price (see further discussion in Note 8). Accordingly, pursuant to FASB 155, the Company recorded this note at its fair value of $1,000,000 as of the issuance date. Unamortized debt discount as of December 31, 2006 is $52,439.

On August 28, 2006 the Company entered into a one-month non-convertible promissory note with a director of the Company for $150,000. Interest on this note accrues at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due by October 28, 2006. This note has been paid as of December 31, 2006.

During August 2006, the Company entered into unsecured eighteen-month convertible promissory notes totaling $486,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During September 2006 and October 2006, note holders converted $156,000 and $330,000 respectively, of the notes into the Company’s common stock.

During September 2006, the Company entered into unsecured eighteen-month convertible promissory notes totaling $240,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During September 2006 and October 2006, note holders converted $10,000 and $130,000, respectively, of the notes into the Company’s common stock. Unamortized debt discount as of December 31, 2006 is $40,378.

During October 2006, the Company entered into unsecured eighteen-month convertible promissory notes totaling $3,205,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During October 2006, note holders converted $2,655,000 of the notes into the Company’s common stock. Unamortized debt discount as of December 31, 2006 is $212,925.

Note 6 Commitments and Contingencies

(A) Legal Matters

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

The Company may be involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on the Company's business or its financial position or results of operations.

(B) Royalty and license fee Agreements

There are no commitments owed under royalty and license fee agreements.

(C) Employment Agreements

Chief Executive Officer, President and Chairman of the Board of Directors
On December 12, 2005, the Company executed an agreement with the Chief Executive Officer/President and Chairman of the Board of Directors (“CEO”) that expires November 21, 2008. The CEO’s annual salary is $275,040. The CEO is eligible to receive a one-time sign-on bonus of $100,000 upon completion of an equity round of financing. The CEO is also eligible for annual bonuses with a minimum 15% bonus of his salary and the potential to receive up to 100% bonus of his salary. In the first year, the CEO will receive a minimum bonus of $100,000. The Company granted five-year options to purchase two million shares of its common stock at an exercise price of $0.01 per share. This agreement was terminated in August 2006 by mutual agreement.

Corporate Secretary, General Counsel and Executive Vice President of Corporate Development
On December 12, 2005, the Company executed an agreement with the Corporate Secretary, General Counsel and Executive Vice President of Corporate Development (“Corporate Secretary”) that expires November 21, 2008. The Corporate Secretary’s annual salary is $180,000. The Corporate Secretary is eligible to receive a one-time sign-on bonus of $50,000 upon completion of an equity round of financing. The Corporate Secretary is also eligible for annual bonuses with a minimum 25% bonus of his salary and the potential to receive up to 50% bonus of his salary.

Chief Financial Officer
On December 16, 2003, the Company executed a three-year employment agreement that is effective January 1, 2004 with its Chief Financial Officer (CFO). On October 6, 2004, the Compensation Committee of the Board of Directors authorized an increase in the CFO’s salary to $180,000 effective November 1, 2004.

On October 6, 2004, the Compensation Committee of the Board of Directors also granted the CFO 375,000 shares of Series A Convertible Preferred stock and 1,500 shares of Series B Convertible Preferred stock in the following increments: 125,000 Series A shares and 500 Series B shares on or about January 1, 2006; 125,000 Series A shares and 500 Series B shares on or about July 1, 2006, and 125,000 Series A shares and 500 Series B shares on or about December 31, 2006. These shares will be issued with the provision that the CFO has not terminated his employment voluntarily prior to the issuance of the shares. The 375,000 shares of Series A Convertible Preferred Stock are valued at $1.00 per share based on contemporaneous cash sales during 2004. The total value of these Series A shares is $375,000 and is being expensed over the term of the CFO’s employment agreement. The 1,500 shares of Series B Convertible Preferred Stock are valued at $270 per share based on contemporaneous cash sales during 2004 of common stock multiplied times the conversion ratio of 1,000. The total value of these Series B shares is $405,000 and is being expensed over the term of the CFO’s employment agreement. During January 2006, the Company issued 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to the CFO in accordance with this agreement. During July 2006, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to the CFO in accordance with this agreement. In lieu this Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

On December 31, 2006, Mr. Chandler’s employment contract expired and he is currently an at-will employee.

Director of Government Sales
On November 4, 2005, the Company executed a one-year employment agreement with the Director of Government Sales. He will be paid $15,000 per month for January and February 2006 and then will be paid an annual salary of $150,000 until the Company has the RediAlert(TM) or RediDMS(TM) products produced at which time his annual salary shall be reduced to $125,000. He is also eligible to receive sales commissions. In addition, the employee is eligible for a bonus of 500,000 shares of the Company’s common stock if the employee exceeds his sales target and is employed at the end of the one-year agreement term. In November 2006 this contract expired and was not renewed.

Director of Administration
In accordance with the Director of Administration’s employment agreement, he is paid an annual salary of $75,000 and a stock bonus of the Company’s registered common stock equal in value to $25,000 within two and one-half months after the end of each year of employment during which he was employed by the Company. The employment agreement expires May 21, 2008. At December 31, 2006, the Company had accrued $25,000 related to the common stock bonus that is to be issued per his agreement for his 2006 service period.

(D) Leases

On October 15, 2004 the Company signed a lease with Safety Harbor Centre commencing December 1, 2004 for five years leasing an office suite at a monthly rental of $2,814 (plus a pro rata share of common area maintenance and taxes).

Effective November 11, 2005, the Company relocated its corporate home office to 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209. The Company retains a field office in Safety Harbor, Florida. In October 2005, the Company signed a lease with Market Place I & II, LLC to lease 7,500 square feet of office space at 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209 beginning November 1, 2005 through December 31, 2010, which lease is renewable for an additional five years at the option of the Company. The initial monthly base rent is $9,062.50 for December 2005 through October 2007, thereafter the rent increases slightly.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

Future minimum lease payments under these leases are as follows:

Year Ending December 31,

2007	152,000
2008	171,000
2009	175,000
2010	143,000
$641,000

Rental expense was $295,863 and $184,600 in 2006 and 2005, respectively, included in selling, general and administrative on the statement of operations.

(E) Consulting Agreements

In February 2006, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $50,000 over a one-year period. In October 2006 this agreement was modified to change the monthly fee to $15,000 and extend the term of the agreement for a period of one year from the date of the modification.

In April 2006, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $15,000 over a one year period. In October 2006 this agreement was modified to change the monthly fee to $25,000 and extend the term of the agreement for a period of one year from the date of the modification.

In June 2006, the Company entered into an agreement with a consultant to provide sales and marketing services. For these services, the Company pays a monthly fee of $15,000. This agreement was terminated in December 2006

In July 2006, the Company entered into an investor relations agreement for which the Company agreed to pay monthly fees of $10,000 plus expenses and to grant options for the purchase of up to 200,000 shares of the Company’s common stock at exercise prices ranging from $0.60 to $1.05 per share.

Note 7 Stockholders’ Equity

(A) Convertible Preferred Stock Series A

The Company designated 5,000,000 shares of preferred stock as new Series A Convertible Preferred Stock (“Series A”). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During the year ended December 31, 2005, the Company converted 1,126,487 shares of the Company’s Series A convertible preferred stock into 4,505,948 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

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

During 2006, the Company issued 250,000 shares of its Series A convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 250,000 shares of Series A convertible preferred stock were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The value of these shares of $250,000 was expensed over the requisite service period through December 2006. During July 2006, the 125,000 shares of Series A convertible preferred were converted into 625,000 shares of the Company’s common stock at the conversion ratio of four common plus one bonus share for each share of Series A Preferred. The balance of 125,000 shares due was issued and immediately converted into 625,000 shares of the Company’s common stock using the same conversion ratio and included in the statement of changes in stockholders equity in “series A Preferred stock issued for service of employees”.

During 2006, the Company converted 24,000 shares of Series A convertible preferred stock into 96,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

During 2006, the Company converted 1,896,175 shares of the Company’s Series A convertible preferred stock into 9,480,875 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common shares plus one common bonus share for each share of Series A Preferred. The Company also converted accrued dividends of approximately $167,405 into 837,023 shares of the Company’s common stock at a per share price of $0.20 for those shareholders who elected to convert accrued dividends to common shares.

During 2006, the Company recorded Series A convertible preferred stock dividends of $49,801.

(B) Convertible Preferred Stock Series B

On February 3, 2004, the Company’s board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B”). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share, payable quarterly, as authorized by the Board and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. Once the Series B shares have been issued, they cannot be reissued. On the Balance Sheet, the shares issued are higher than the shares outstanding due to the conversion of the Series B to common stock.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2006, the Company issued 1,000 shares of Series B convertible preferred stock to its Chief Financial Officer in accordance with his employment agreement. The 1,000 shares of Series B convertible preferred stock were valued at $270 per share based on contemporaneous cash sales around the grant date. The value of these shares of $270,000 was expensed over the requisite service period. During 2006, 500 shares of Series B convertible preferred were converted into 625,000 shares of the Company’s common stock at the conversion ratio of 1,000 common shares plus 250 common bonus shares for each share of Series B Preferred. The balance of 500 shares due was issued and immediately converted into 625,000 shares of the Company’s common stock using the same conversion ratio and included in the statement of changes in stockholders equity in “Series B Preferred stock issued for services of employee”..

During 2006, the Company recorded and paid Series B convertible preferred stock dividends of $125 and reversed prior accrued dividends payable of $17,900 per agreement with the Series B stockholders due to the conversion of the preferred stock for a net effect of $17,776.

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

(D) Common Stock Issuances

During April 2005, the landlord who had held 200,000 shares of the Company’s common stock which were held contingent on payment of the rent returned the shares to the Company and the shares were cancelled. These shares had properly not been included as outstanding shares in the Company’s financial statements since they were contingently returnable as collateral shares, therefore there was no financial accounting effect of this transaction.

During 2005, warrants and options were exercised to purchase 605,000 of the Company’s common stock. The Company received $161,750 of proceeds from these exercises of warrants and options.

During 2005, the Company issued 200,000 shares of its common stock that it had recorded an accrued liability of $54,000 for at December 31, 2004.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2005, the Company issued 28,751 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2004, in accordance with the employee’s employment agreement.

During 2005, the current Director of Government Sales and previous CEO/President received an additional 2.1 million shares of the Company’s common stock and the vehicle allowance was increased. Also, the current Director of Government Sales and previous CEO/President relinquished certain rights he had to revenue which he had previously been entitled to per his contract. The 2.1 million shares were valued at $0.27 per share totaling $567,000 based on contemporaneous cash sales and will be recorded as compensation expense over the remaining term of his employment agreement. During November 2005, this employee returned 1,500,000 of the shares of stock as a new employment agreement was entered into. The Company paid him a nominal $15,000 for those shares. $390,000 of the previous compensation recorded was reversed and $177,000 total compensation expense was recorded for the shares issued to this employee during 2005.

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

During the year ended 2005 the Company issued 800,000 shares of its common stock to several note holders who were eligible to receive 100,000 shares of common stock based upon the issuance of convertible notes payable which equal or exceed $500,000. These shares were valued at $215,275 based upon the allocation of the $4,000,000 proceeds to debt and equity based upon their fair market values.

The intrinsic value related to the convertible feature of the convertible debt that was issued during 2005 was valued at $1,778,436 and is being amortized over the three-month term of the notes.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2006, the Company issued 100,000 shares of its common stock for investor relation services. These shares were valued at $20,000 based upon the $ 0.20 per share quoted market price of the stock on the date of grant and were recorded as administrative expenses during 2006

During 2006, the Company issued 113,883 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price of $0.2195 per share at December 31, 2005, in accordance with the employee’s employment agreement.

During 2006, the Company converted $10,300,000 of convertible unsecured notes into 41,200,000 shares of its common stock at $0.25 per share. Related debt discounts of $1,012,102 for convertible debt with no beneficial conversion feature at the issuance date were charged to additional paid in capital.

During 2006, warrants for 7,775,000 shares of its common stock at a price of $0.01 were exercised. The Company issued 7,775,000 of these shares.

During 2006, the Company converted $3,281,000 of convertible unsecured notes into 11,532,863 shares of its common stock at prices ranging from $0.27 to $0.30 per share.

During 2006, warrants for 220,858 shares of its common stock at a price of $0.01 were exercised. The Company issued 220,858 of these shares.

During 2006 warrants for 940,000 shares of the Company’s common stock issued to former employees were exercised at a price of $0.01 per share.

During 2006 the Chief Financial Officer exercised a warrant for 100,000 shares of the Company’s common stock at a price of $0.25 per share.

During 2006, the Company issued 500,000 shares of its common stock at $0.20 per share under its Employee Equity Ownership agreements.

During 2006 the Company issued 1,828,517 shares of common stock as payment of $526,613 principal and interest due to a noteholder.

During 2006, the Company issued 100,000 shares of its common stock for sales and marketing services. These shares were valued at $20,000 based on the quoted market price of the stock on the date of grant and were recorded as consulting expenses during 2006

The Company reclassified $469,112 from a liability account based upon employment agreements that the requisite service had been performed by January 1, 2006 when the Company implemented SFAS 123(R). It had previously been recorded as accrued expenses payable with common stock recorded on the balance sheet. The Company also recorded an additional $222,563 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed as of December 31, 2006. The total amount is included in the statement of changes in stockholders’ equity in “common stock issued for services, and compensation.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During the year ended December 31, 2006, the Company recorded consulting expense of $340,840 for stock warrants for non-employees to acquire 698,001 shares of the Company’s common stock. The $340,840 of consulting expense was expensed during 2006 as the services had been provided. The $340,840 value was based upon fair market value of the options using the Black Scholes option model.

On June 29, 2006, the Company obtained shareholder approval to increase the number of authorized common stock shares from 150,000,000 to 200,000,000.

(E) Non-Employee Stock Warrants

During 2004 the Company granted warrants to purchase 1,395,736 shares of the Company’s common stock to certain service providers at exercise prices ranging from $0.25 to $0.50. These warrants were valued at an aggregate of $707,352 and are recognized as consulting expense over the period of each consultant’s agreement. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% to 2.03%. At December 31, 2006, 75,000 of these warrants are outstanding.

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

During 2006 two directors of the Company were granted a total of 200,000 options. The exercise prices are $0.20 for 100,000 of the options and $0.61 for 100,000 options. The Company recorded an intrinsic value of $62,000 related to these stock options. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 3 years, volatility of 131% - 137%, zero expected dividends and a discount rate of 4.69% to 4.70%.

During 2006 warrants to purchase 11,222,629 shares of the Company’s common stock were granted in connection with the conversion of convertible debt. These warrants have an exercise price of $0.01. As of December 31, 2006 7,995,858 shares of the Company’s common stock have been issued for the exercise of these warrants and included in the statement of stockholders equity in “Common stock issued for options and warrants exercised in exchange for cash and accrued compensation”. These warrants were valued and expensed at $2,117,256 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 3 years, volatility of 99.7% - 151.0%, zero expected dividends and a discount rate of 4.70% to 5.00%.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2006 the Company granted warrants to purchase 6,800,000 shares of the Company’s common stock as part of a settlement agreement with Fusion Three, LLC. These shares exercise prices are $0.20 for 5,600,000 shares, $0.35 for 300,000 shares, $0.50 for 300,000 shares, $0.75 for 300,000 shares and $1.00 for 300,000 shares. These warrants were valued at $2,780,000 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 1.58 - 3 years, volatility of 130.0% - 151.4%, zero expected dividends and a discount rate of 4.86% to 4.88%. A settlement loss of $2,780,000 was recognized.

During 2006 the Company granted warrants for 628,001 shares of the Company’s common stock to various consultants in exchange for services provided. These warrants have exercise prices ranging from $0.01 to $0.33. These warrants were valued and expensed at $286,640 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 1 - 3 years, volatility of 124.2% - 159.5%, zero expected dividends and a discount rate of 4.58% to 5.05%. Warrant expense was recognized at date of grant. As of December 31, 2006 100,000 shares of the Company’s common stock has been issued for the exercise of these warrants.

During 2006 the Company granted warrants for 1,600,000 shares of the Company’s common stock in payment of financing fees. The exercise price for these warrants is $0.20. These warrants were valued and expensed at $768,000 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 5 years, volatility of 152.2%, zero expected dividends and a discount rate of 4.95%. Warrant expense was recognized at date of grant.

During 2006 the Company granted warrants to purchase 7,040,485 shares of the Company’s common stock as part of the purchase of the Waycool patent rights. The warrants exercise price is $0.20. These warrants were valued at $3,520,243 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 3 years, volatility of 131.4%, zero expected dividends and a discount rate of 4.69%. The value of the warrants is included in Technology Rights.

A summary of the warrants issued to non-employees for services as of December 31, 2006 and 2005 and changes during the years is presented below:

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	75,000	$0.25	2,150,000	$0.55
Granted	28,171,115	$0.14	20,000	$0.75
Exercised	(8,095,858)	$0.01	(595,000)	$0.27
Forfeited	-	$-	(1,500,000)	$0.69
Balance at end of period	20,150,257	$0.19	75,000	$0.25

Warrants exercisable at end of period	20,150,257	$0.19	75,000	$0.25
Weighted average fair value of warrants granted during the period		$0.37		$0.75

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2005, warrants to purchase 1.5 million shares of the Company’s common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding that were issued for services at December 31, 2006:

Warrants Outstanding and Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01	4,356,771	0.50 Years	$0.01
0.20	14,340,485	1.78 Years	0.20
0.25	123,001	0.01 Years	0.25
0.33 - 0.35	330,000	0.04 Years	0.35
0.50 - 1.00	1,000,000	0.11 Years	0.74

(F) Employee Stock Options and Warrants

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company recognized the compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

On June 26, 2000, the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the “Plan”). The Plan provides for the issuance of incentive stock options (ISO’s) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO’s) to any employee who has been employed by the Company for a continuous period of at least six months, any director, or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO’s and NSO’s granted under the Plan have a maximum duration of 10 years.

On August 25, 2005, the Board of Directors approved the 2005 Equity Incentive Plan (“2005 Plan”) for 2,000,000 shares of the Company’s common stock. The 2005 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and to further the interest of the shareholders. The 2005 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time an option is granted but the exercise price shall not be less than the fair market value on the date the options is granted. Stock options granted under the 2005 Plan have a maximum duration of 10 years. At December 31, 2006, there were 1,737,500 shares available under the 2005 Stock Plan.

During 2005, the Company repriced options to a former employee to purchase 1,050,000 shares of its common stock that previously had exercise prices ranging from $0.25 to $0.35 per share to an exercise price of $0.20 per share. The Company recorded $38,500 of compensation expense and additional paid-in-capital related to this transaction. During 2006 500,000 of these options were exercised and 550,000 were forfeited.

During 2005, the Company granted stock options to various employees to purchase 182,500 shares of its common stock after vesting periods that range from immediately to 1 year. The exercise prices range from $0.25 to $1.00 and the fair value of the Company’s stock ranged from $0.27 to $0.32 based on contemporaneous cash sales if there were any or the quoted market value of the Company’s common stock on the dates of grant. The Company recorded an intrinsic value of $150 related to these stock options.

During 2005, the Company granted stock options from the 2005 Plan to various employees to purchase 265,000 shares of its common stock vesting periods that range from immediately to two years. The exercise prices are $0.25 and the quoted market value of the Company’s common stock ranged from $0.21 to $0.25 on the dates of grant. The intrinsic value of these grants was -0-, therefore no expense was recognized related to these stock options.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During 2005, a member of the Board of Directors was granted a three-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.75 for services provided. The exercise price exceeded the fair value of common stock based on contemporaneous common stock cash sales during 2004; therefore no compensation expense was recorded as there was no intrinsic value.

During 2005, the Chief Executive Officer was granted a five-year warrant to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $0.01 for services provided. The Company recorded an intrinsic value of $400,000 related to these stock options as the quoted market value of the Company’s common stock of $0.21 on the date of grant exceeded the exercise price of $0.01.

During 2006 two directors of the Company were granted a total of 200,000 options at an exercise price of $0.20. The Company expensed the fair market value of $32,000 related to these stock options. These warrants were valued at $32,000 using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 3 years, volatility of 136.7%, zero expected dividends and a discount rate of 4.69%. Warrant expense was recognized at date of grant.

During 2006, the Chief Executive Officer was granted a five-year warrant to purchase 5,040,485 shares of the Company’s common stock with an exercise price of $0.01 for services provided. These shares were not vested at the time the Chief Executive Officer left the Company and have been forfeited. No value was recorded for these shares

During 2006 the Company granted stock options from the 2005 Plan to various employees to purchase 455,000 shares of its common stock with vesting periods that range from 18 months to two years. The exercise prices range from $0.35 to $0.63 based on the quoted market value of the Company’s common stock on the dates of grant. The fair market value of these stock options is being amortized over the life of the option. Amortization expense of $47,661 was recognized in 2006. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 3 - 5 years, volatility of 138.8% - 185.2%, zero expected dividends and a discount rate of 4.71% to 5.12%.

During 2006 six employees were granted a total of 3,062,000 options with an exercise price of $0.01 and various vesting dates. As of December 31, 2006 1,056,000 of these options had been forfeited and 940,000 had been exercised. As of December 716,000 of these options are fully vested. The remaining 350,000 options are unvested as of December 31, 2006. The Company expensed the fair market value of $1,010,400 related to the remaining vested stock options. These warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: expected life of 1 - 3 years, volatility of 130.3% - 163.1%, zero expected dividends and a discount rate of 4.79% to 5.22%.

During 2006, the Company recorded compensation expense of $1,090,061 for stock options that the requisite service was performed during the year ended December 31, 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R) as discussed in section (I) - Employee Stock Options and Warrants.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

A summary of the warrants and options issued to employees as of December 31, 2006 and 2005 and changes during the year are presented below:

	2006		2005
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	6,112,500	$0.19	5,810,000	$0.28
Granted	8,757,485	0.04	2,547,500	0.12
Exercised	(1,540,000)	0.08	(10,000)	0.30
Expired	(1,433,750)	0.31	(100,000)	0.25
Forfeited	(6,432,735)	0.03	(2,135,000)	0.28
Balance at end of period	5,463,500	$0.14	6,112,500	$0.19
Warrants and options exercisable at end of period	4,978,500	$0.14	5,961,250	$0.19

A summary of nonvested warrants and options issued to employees as of December 31, 2006 is presented below.

		Weighted
		Average
		Grant
		Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	151,250	0.23
Granted	8,757,485	0.36
Vested	(1,991,000)	0.55
Forfeited	(6,432,735)	0.3
Nonvested at December 31, 2006	485,000	0.45

The weighted average fair value of warrants and options granted during the periods are as follows:

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

	2006	2005
Exercise price lower than the market price	$0.36	$0.21
Exercise price equaled the market price	$0.52	$0.19
Exercise price exceeded the market price	$0.16	$0.19

The fair value of warrants granted during 2006 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% - 202%, risk-free interest rates of 4.41% - 5.52%, and expected lives of 1 year to - 5 years.

The fair value of warrants granted during 2005 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 145% - 205%, risk-free interest rates of 3.72% - 4.46%, and expected lives of 3 months to - 5 years.

The following table summarizes information about employee stock warrants and options outstanding at December 31, 2006:

Warrants and Options Outstanding				Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.01	3,066,000	2.65 Years	$0.01	2,716,000	$0.01
0.20 - 0.25	2,060,000	1.02 Years	0.25	2,035,000	0.24
0.35 - 0.50	55,000	0.06 Years	0.42	35,000	0.44
0.55 - 0.75	282,500	0.24 Years	0.66	192,500	0.61
	5,463,500	3.98 Years	$0.14	4,978,500	$0.14

NOTE 8 DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

On January 1, 2006, the Company implemented SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement allows the Company to elect fair value measurement of hybrid financial instruments on an instrument-by instrument basis in cases in which a derivative would otherwise have to be bifurcated.

The Company does not use derivative financial instruments to hedge exposures to cash flow or market risks. However the promissory note entered into during the second quarter with a shareholder had an embedded conversion option to purchase the Company’s stock, with the number of shares indexed to the Company’s future stock price. Accordingly, the embedded conversion option qualified during the second quarter of 2006 as a derivative. This promissory note was amended on September 28, 2006 to include a conversion to equity floor price per share of $0.20 resulting in the promissory note no longer qualifying as a derivative financial instrument.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

If any of the derivatives could potentially result in the Company’s having indeterminable shares (i.e. from a conversion price that is indexed to the Company’s stock price), then, per the Emerging Issues Task Force (“EITF”) 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s own Stock the Company is required to classify all outstanding non-employee warrants or options at fair value as a derivative liability. The initial entry to record the derivative liability for these outstanding warrants is a reclassification from additional paid-in-capital of the fair value of the warrants as of the reclassification date (May 15, 2006). The reclassification value was $9,442,121 at May 15, 2006. During the period of derivative classification certain warrants were exercised resulting in a reclassification of $55,000 from liability to equity. At each subsequent reporting period, the Company continues to record these instruments at fair value as a derivative liability with any difference recorded as a change in the fair value of warrant liability under other income or expense in the Statement of Operations until such time as the Company no longer has an instrument with indeterminate shares. As of the nine months ended September 30, 2006, the Company no longer had any instruments with indeterminate shares. For the year ended December 31, 2006, a change in the fair value of warrant liability under other income and expense of $3,718,543 was recorded for derivative liabilities. As of September 28, 2006 the balance of the warrant liability of $5,668,578 was reclassified to equity. The fair value was computed at June 30 2006 and at September 28, 2006 using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2006	September 28, 2006

Expected Volatility (based on historical volatility)	120.7%	122.7%
Expected Term (based on weighted average contractual term of warrants)	2.5 years	2.5 years
Expected Dividends	0	0
Discount Rate	5.130%	4.600%

Note 9 Related Party Transactions

On February 3, 2004, Fusion Three, LLC (“F3”) and the Company reached a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any benefits of the OnScreen technology (including license payments), the Company paid $150,000 to F3 plus an annually declining percentage of OnScreen revenue of 5% in 2005 declining to 2% in 2008 and thereafter. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment shall be made to F3 ranging from 10% of the appraised value of OnScreen if such appraised value is $100,000,000 or less, 7½% of the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, 4% of the appraised value between $300,000,001 and $400,000,000, 3% of the appraised value between $400,000,001 and $500,000,000, and 2% of any appraised value between $500,000,001 and $600,000,000. At the time the Company entered into this agreement, the former President of the OnScreen Products Division, Stephen K. Velte, was the manager of F3. In May 2006, F3 relinquished all of its revenue rights.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

On January 10, 2005 and February 16, 2005, the inventor/owner of the OnScreen(TM) LED technology patent conveyed ownership of the OnScreen(TM), WayCool and WayFast patents to CH Capital. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, have an interest in CH Capital. On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed to the Company the OnScreen(TM) patent rights. This conveyance now vests in the Company the ownership of the OnScreen(TM) LED technology patent.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, has a controlling interest in the company (CH Capital) that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company’s fully diluted equity securities after giving effect to the Company’s fund raising efforts. The warrants have the same pricing and terms issued in connection with the Company’s private equity fund raising. On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for $800,000 and a three year warrant for 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office.

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party, CH Capital. The interest rate was 15% per annum. Interest only payments were due monthly until maturity of the note when the principal was due. Two of the current Company’s Board of Directors, Bradley J. Hallock and William J. Clough, has a controlling interest in CH Capital that was the note holder. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding. One current Board of Director of the Company, Steven S. Hallock, participated in the substitute notes: promissory note of $1,000,000 held by a trust controlled by the director. The note held by the director was converted into common shares during 2006.

February 16, 2005 the inventor of the OnScreen technology, who licensed to the Company the rights of the direct view LED video display technology with angular dimension greater than 30 inches, conveyed through a third party corporation, all of the inventor’s right, title and interest of the OnScreen technology to the Company for $200,000. The Company now owns all patent rights to the OnScreen technology unencumbered subject to the rights of F3 relating to the percentages of revenue from commercialization of the direct view LED video display technology with angular dimension greater than 30 inches. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, has an interest in the third party corporation that conveyed these rights to the Company.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During the third quarter and fourth quarters of 2005, the Company executed three-month convertible promissory notes totaling $3.5 million. One of the note holders was the COO/CFO, Mark R. Chandler, who had a $100,000 note and another note holder is a current Board of Director of the Company, Bradley J. Hallock, who had a $100,000 note. The Company amended the notes to extend the notes for an additional six months. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days and the $100,000 note of the COO/CFO was converted into 400,000 shares of common stock and the $100,000 note of the director was converted into 400,000 shares of common stock.

During the first quarter of 2006, the Company entered into three-month convertible promissory notes with several note holders including two current Board of Directors of the Company. One director, John P. Rouse, had two notes totaling $1,100,000 while the other director, Steven S. Hallock, had a note in the amount of $250,000. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days and the notes of the director totaling $1,100,000 were converted into 4,400,000 shares of common stock and the note of the director totaling $250,000 was converted into 1,000,000 shares of common stock.

Effective March 24, 2006, the Company purchased from CH Capital, Inc. all right, title and interest in and to the WayCool technology, patent application and Letters Patent.  CH Capital, Inc. is a related party controlled by a director and an officer of the Company.  To acquire this technology, the Company paid $800,000 to CH Capital, Inc. and agreed to issue CH Capital, Inc. a three year warrant to acquire up to 7,040,485 shares of common stock at $0.20 per share.  The warrant is valued at $3,520,243   (see Note 4)

On August 28, 2006 the Company entered into a one-month promissory note for $150,000 with John P. Rouse who is a Board of Director of the Company. Interest on this note accrued at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due October 28, 2006. On November 2, 2006 the Company paid the remaining principal and interest due of $153,200 on the promissory note.

Note 10 Income Taxes

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

At December 31, 2006, the Company has available net operating loss carry forwards of approximately $27 million. These net operating loss carry forwards expire in various years through the year ending December 31, 2026; however, because the Company has incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2006 and 2005, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2006	2005
Computed “expected” tax benefit	$(4,912,000)	(2,884,000)
State tax benefit, net of federal effect	(629,000)	(308,000)
Change in valuation allowance	4,855,000	2,399,000
Intrinsic value of convertible debt	-	631,000
Equity instruments for services	686,000	162,000
	$-	$-

At December 31, 2006, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

2006
Deferred tax assets:
Net operating loss carry forwards	$10,720,000
Warrants issued to employees	638,000
Accrued expenses payable with common stock	173,000
Impairment of assets	336,000
Other	26,000
Valuation allowance for deferred tax asset	(11,893,000)

Deferred tax liabilities:	-
Property and equipment depreciation	(59,000)
Valuation allowance for deferred tax asset	59,000
-
$-

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

Note 11 Other Settlements

During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. The settlement resulted in Capitol City Trailers paying $37,500 to the Company over time. At December 31, 2006 and 2005, the Company had received $20,833 and $16,667,respectively, which it has recorded as a settlement gain in the year received. Due to the financial condition of Capitol City Trailers, the Company did not record a receivable for the settlement amount, but recorded it as a settlement gain when it was received.

During 2006, the Company reached a settlement with Mobil Magic Superscreen regarding the construction of a truck. The settlement resulted in the Company recording a net settlement gain of approximately $280,840. The settlement gain includes approximately $150,000 of expenses previously accrued by the Company which were forgiven, a payment of $50,000, and promissory note of $125,000, less attorney fees of approximately $44,160. The promissory note is for 50 monthly payments of $2,500 beginning September 2006. At December 31, 2006 the balance of the note is $115,000.

 Note 12 Concentrations

During 2006, 69% of revenues were derived from four customers at 24%, 22%, 12% and 11%. During 2005, 43% of revenues were derived from three customers at 19%, 12% and 12%.

The Company’s major products are reliant upon the OnScreen(TM) technology which the Company has purchased the rights to and has applied for several patents related to this technology.

At December 31, 2006, the gross accounts receivable totaled $17,628, 85% was due from two customers at 57% and 28%.

Currently the Company is using one main supplier for its products. To switch to another supplier would take lead time for the new supplier to produce our products.

Note 13 Subsequent Events

During January 2007, the Company entered into unsecured eighteen-month convertible promissory notes totaling $127,500. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder had the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During January 2007, note holders converted $125,000 of the notes into the 578,704 shares of the Company’s common stock.

During February 2007, the Company entered into unsecured eighteen-month convertible promissory notes totaling $50,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20.

OnScreen Technologies, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

During January 2007 the Company issued 82,938 shares of its Common Stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 based on the fair value at date of issuance. This expense was recognized in 2006 as accrued compensation.

During January and February 2007 warrants associated with previously converted debt for 239,938 shares of the Company’s Common Stock were exercised at a price of $.01 per share. The value of these warrants was included in the discount on convertible debt during 2006.

During February 2007 a shareholder converted 15,000 shares of the Company’s Preferred A Stock to 75,000 shares of the Company’s Common Stock.