Form 10QSB
period 2007-03-31
ONSCREEN TECHNOLOGIES INC
filed 2007-05-15
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2007

Commission File Number 0-29195

ONSCREEN TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	(3990)	84-1463284
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of May 10, 2007, there were 149,716,312 shares of the Company's common stock outstanding, 75,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

ONSCREEN TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONSCREEN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$45,832	$570,501
Accounts receivable, net of allowance of $6,333 at March 31, 2007 and December 31, 2006	14,557	11,295
Inventory	2,182,702	2,125,735
Prepaid expenses and other current assets	126,533	141,474
Total Current Assets	2,369,624	2,849,005

Property and Equipment, net of accumulated depreciation of $133,459 at March 31, 2007 and $119,057 at December 31, 2006	87,837	102,239

Other Assets
Note Receivable	107,500	115,000
Technology rights, net of accumulated amortization of $392,366 at March 31, 2007 and $332,843 at December 31, 2006	4,500,377	4,509,900
Patent Costs	613,463	582,965
Other assets	21,993	22,173
Total Other Assets	5,243,333	5,230,038
Total Assets	$7,700,794	$8,181,282
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other payables	$545,334	$480,960
Preferred Stock Dividends Payable	27,353	27,353
Accrued expenses	152,342	132,914
Accrued Compensation	73,673	85,000
Deferred Revenue	7,990	8,260
Convertible note payable, net of discounts of $69,461 at March 31, 2007 and $52,439 at December 31, 2006	1,030,539	947,561
Total Current Liabilities	1,837,231	1,682,048

Long term note payable, net of discounts of $191,460 at March 31, 2007 and $253,303 at December 31, 2006	508,540	396,697
Total Liabilities	2,345,771	2,078,745

Commitments (Note 7)	-	-

Stockholders' Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized Convertible Series A, Preferred stock, 5,000,000 shares authorized, 75,543 shares and 90,543 shares outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation preference of $75,543 at March 31, 2007	76	91
Convertible Series B preferred stock, 30,000 shares authorized, no shares issued at March 31, 2007 and December 31, 2006, respectively.	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 149,353,818 and 147,127,238 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	149,354	147,127
Common stock issuable, at par value, (13,500 shares at March 31, 2007)	13	-
Additional paid-in capital	49,151,383	48,926,371
Accumulated deficit	(43,945,803)	(42,971,052)
Total Stockholders' Equity	5,355,023	6,102,537

Total Liabilities and Stockholders' Equity	$7,700,794	$8,181,282

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006

Revenues	$49,393	$27,230

Cost of Revenues	51,225	52,082

Gross Loss	(1,832)	(24,852)

Operating Expenses
Selling, general and administrative	442,358	2,398,763
Research and development	359,097	596,928
Restructuring costs	-	13,967
Total Operating Expenses	801,455	3,009,658

Loss from Operations	(803,287)	(3,034,510)

Other Income (Expense)
Other income	12,902	16,374
Settlement gain (loss), net	-	107,160
Intrinsic value of convertible debt and amortization of debt discount	(132,607)	(1,914,926)
Interest expense	(51,759)	(286,967)
Total Other Income (Expense), Net	(171,464)	(2,078,359)

Net Loss	(974,751)	(5,112,869)
Preferred Stock Dividends	-	(49,927)
Net Loss Available to Common Stockholders	$(974,751)	$(5,162,796)

Basic and Diluted Loss Per Common Share Available to Common Stockholders	$(0.01)	$(0.07)
Weighted average basic and diluted common shares outstanding	147,728,670	77,843,502

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(974,751)	$(5,112,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock, warrants and notes issued for compensation and services	3,292	790,157
Non-cash interest expense, including intrinsic value of convertible debt and amortization of debt discount	132,607	1,914,926
Non-cash gain on settlement, net	-	(150,016)
Amortization of technology rights	59,523	5,000
Amortization of deferred consulting and compensation	-	258,223
Amortization of deferred financing fees	-	63,509
Compensation expense payable in common stock	6,250	141,116
Depreciation	14,402	31,765
(Increase) decrease in assets:
Accounts receivable and other receivables	4,238	11,893
Inventory	(56,967)	(531,131)
Prepaid expenses and other current assets	14,941	(44,685)
Deposits and other assets	180	63,640
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	72,205	479,727
NET CASH USED IN OPERATING ACTIVITIES	(724,080)	(2,078,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights	(50,000)	(800,000)
Investment in patents	(30,498)	(27,880)
Purchase of property and equipment		(3,649)
NET CASH USED IN INVESTING ACTIVITIES	(80,498)	(831,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	277,500	4,918,950
Payments on notes and loans payable		(250,000)
Proceeds from exercise of warrants and options	2,409
NET CASH PROVIDED BY FINANCING ACTIVITIES	279,909	4,668,950
NET INCREASE IN CASH AND CASH EQUIVALENTS	(524,669)	1,758,676
Cash and Cash Equivalents at Beginning of Year	570,501	727,141
CASH AND CASH EQUIVALENTS AT END OF PERIODS	$45,832	$2,485,817
(continued)

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
UNAUDITED

	For the three months ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$51,759	$171,001

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$15	$24
Discount on debt of convertible notes payable	$87,786	$2,609,798
Accounts payable converted to notes payable	$-	$375,475
Conversion of debt to common stock	$127,500	$9,037,898
Technology rights acquired through issuance of warrants	$-	$3,520,243
Common stock issued for deferred consulting and compensation and accrued liabilities payable in common stock	$1,333	$645,892
Other comprehensive loss from unrealized loss (gain)	$-	$(2,303)

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen™” or “the Company”) has developed and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed advanced, proprietary LED display solutions and cooling applications. The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform product under the names RediAlert™ and Living Window™. Additionally, the Company is continuing efforts towards development and commercialization of its Tensile technology.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has a net loss of $974,751 and cash used in operations of $724,080 for the three months ended March 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen™ products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital for the commercialization of its OnScreen™ technology product lines which the Company believes should provide sufficient cash to meet its funding requirements to bring the OnScreen™ technology product lines into production during 2007. As the Company continues to expand and develop its technology and product lines, additional funding may be required. The Company has experienced negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company’s Annual Report, Form 10-KSB for the year ended December 31, 2006.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2 USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

NOTE 3 LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At March 31, 2007, 33,862,096 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 4 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the three-month periods ended March 31, 2007 and 2006 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the three-month periods ended March 31, 2007 and 2006 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

The following information is presented for the non-vested stock options for the three months ended March 31, 2007:

	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at December 31, 2006	485,000	$0.45
Granted during the period	-	-
Vested during the period	(10,000)	$0.30
Forfeited during period	(425,000)
Non-vested stock options at March 31, 2007	50,000	$0.36

The following information is presented for the stock option activity for the three months ended March 31, 2007:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006:	5,463,500	$0.14
Forfeited	(572,500)	$0.16
Granted	-	$0.00
Outstanding at March 31, 2007	4,891,000	$0.13	9.3.2 years	$16,790
Outstanding exercisable at March 31, 2007	4,841,000	$0.13	9.3.2 years	$16,790

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% -202%, risk-free interest rates of 4.4% - 4.8%, and expected lives of 3 - 5 years. There have been no options granted during 2007.

In accordance with SFAS 123(R), during the three months ended March 31, 2007, the Company recognized compensation expense of $3,292 for the fair value of stock options over the vesting period. Due to the Company’s net loss position, there was no tax effect recognized.

At March 31, 2007, the Company has $9,739 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense by the end of 2007.

NOTE 6 NOTES PAYABLE

At December 31, 2006 eighteen month secured convertible promissory notes totaling $1,650,000 were outstanding. During the three months ended March 31, 2007, the Company entered into eighteen-month secured convertible promissory notes totaling $177,500. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During the three months ended March 31, 2007, note holders converted $127,500 of the notes into the Company’s common stock. Unamortized debt discount as of March 31, 2007 is $260,921.

During March 2007, the Company entered into a twenty four month secured promissory note and received proceeds of $100,000. Interest accrues at 12% per annum, payable monthly, until the maturity of this note at which time the principal is due.

NOTE 7 TECHNOLOGY RIGHT AND LICENSE AGREEMENT

On January 8, 2007, the Company reached an agreement with the inventor of the WayCool technology to purchase from him the cooling solution designed for the solar industry for a purchase price of $50,000. Conditions of the agreement reached between the two parties included fulfillment by the inventor of all obligations required to obtain a filing of the provisional application for the patent and to provide technical advice to implement the cooling solution.

NOTE 8 COMMITMENTS

On January 1, 2007, the Company entered into an agreement with a consultant to provide research and development services. For these services, the Company pays a monthly fee of $5,000 over a one-year period.

NOTE 9 PREFERRED STOCK

During the three months ended March 31, 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

NOTE 10 OTHER EQUITY TRANSACTIONS

During the three months ended March 31, 2007, the Company issued 82,938 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the employee’s employment agreement.

During the three months ended March 31, 2007, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to the CFO in accordance with the employee’s employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

During the three months ended March 31, 2007, the Company issued 578,704 shares of its common stock and warrants for 47,296 shares of its common stock in relation to the conversion of promissory notes.

During the three months ended March 31, 2007, the Company issued 239,938 shares of its common stock in relation to the exercise of warrants.

During the three months ended March 31, 2007, the Company recorded compensation expense of $3,292 for stock options that the requisite service was performed during the first quarter of 2007. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

The Company also recorded $6,250 of compensation expense for stock that is to be issued based upon employment agreements that the requisite service had been performed.

NOTE 11 SUBSEQUENT EVENTS

During April 2007, the Company entered into a secured promissory note with a board member for $80,000. Interest on this note accrues at the rate of 12% per annum and is payable monthly. The note is payable in one installment no more than sixty days after the receipt of funds by the Company or upon receipt of funds from an investment group.

During April 2007, the Company entered into a twenty four month secured promissory note and received proceeds of $200,000. Interest accrues at 12% per annum, payable monthly, until the maturity of this note at which time the principal is due.

During May 2007, the Company entered into a twenty four month secured promissory note and received proceeds of $200,000. Interest accrues at 12% per annum, payable monthly, until the maturity of this note at which time the principal is due.

During May 2007, warrants for 250,000 shares of its common stock at a price of $0.01 were exercised.

During May 2007, the Company converted accrued dividends of approximately $19,800 into 98,994 shares of the Company’s common stock at per share price of $0.20 for the shareholder who elected to convert accrued dividends to common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis contains various “forward looking statements.” Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or use of negative or other variations or comparable terminology.

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

Overview

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen™” or “the Company”) has developed and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions and cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies.

The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool, and the commercial adoption of its sign display platform product under the name RediAlert™. Additionally, the Company is continuing efforts towards development and commercialization of its Tensile technology. The Company’s sign display product lines utilize the OnScreen™ direct view LED (light emitting diode) sign display technology (sometimes referred to as the “OnScreen™ LED architecture” or “OnScreen™ LED technology”). The Company’s plan is to focus all of its resources on the commercialization of its technology.

The Company’s LED products are specially designed to provide display solutions into vertical markets including commercial and government. The OnScreen™ LED architecture provides a platform for the production of LED display products in the current market that is lighter than competitive products and provides a corresponding reduction in wind loading. These architectural benefits yield products that could be easy to install, are portable and require less support infrastructure, which opens new markets for LED message display products.

The Company’s RediAlert™ Rapid Dispatch Emergency Signs product line provides the world’s first truly portable LED product for Emergency Response and commercial advertising using the OnScreen™ LED sign technology. Powered by battery and transported by any vehicle, these products give highly visible emergency information or advertising messages in less than five minutes of set up time. The Company began shipping the RediAlert™ product line during the third quarter of 2006.

The Company does not expect to record any significant growth in revenues until the WayCool technology is commercialized and its RediAlert™ product line is fully deployed nationwide.

During the three months ended March 31, 2007, the Company continued to incur significant losses from operations. The Company incurred a net loss of $974,751 for the three months ended March 31, 2007. This net loss of $974,751 is significantly lower than for the same period last year when the Company recorded a net loss of $5,112,869 primarily due to reduced headcount, decrease in operating expenses, lower non-cash charges of approximately $1,189,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, and $1,782,319 of non-cash amortization of the intrinsic value of convertible debt and the debt discount.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s OnScreen™ products during 2007. During the three months ended March 31, 2007 the Company received proceeds of $177,500 from secured convertible notes and $100,000 from secured promissory notes. These funds will assist the Company to continue to develop its OnScreen™ products and technology and continue the Company’s operations until the Company brings the OnScreen™ products fully to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

Intellectual Property

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos and services. These include confidentiality, invention assignment and nondisclosure agreements with the Company’s employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, the Company intends to pursue the registration of its trademarks and service marks in the U.S. and internationally.

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

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents balance at March 31, 2007 is $45,832. The Company has a working capital balance at March 31, 2007 of $600,445. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties.

Cash used in operations

The Company’s operating requirements generated a negative cash flow from operations of $724,080 for the three months ended March 31, 2007 versus $2,078,745 for the same period last year. The significant decrease in cash used in operations is a result of reduced headcount and lower operating expenses.

During the first three months of 2007, the Company has not used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first three months of 2006, the Company recorded a total of approximately $1,189,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

As the Company focuses on the OnScreen™ technology during 2007, it will continue to fund research and development related to the OnScreen™ products as well as sales and marketing efforts related to these products. The Company does not expect to record much revenue in 2007 until its RediAlertTM product line is fully deployed nationwide. The RediAlertTM product line began shipping during the third quarter of 2006.

Capital Expenditures and Investments

During the first three months of 2007, the Company had no investment in fixed assets versus approximately $4,000 of expenditures incurred during the first quarter of 2006. During the remainder of 2007, the Company does not anticipate any significant capital expenditures.

The Company invested $30,498 in patent costs and $50,000 in technology rights during the first three months of 2007. The Company expects its investment in patent costs will continue throughout 2007 as it invests in patents to protect the rights to use its OnScreenTM product developments. During the first three months of 2006, the Company invested $800,000 in technology rights and $27,880 in patent costs.

Financing activities

During the first three months of 2007, the Company received $177,500 of proceeds from secured convertible notes and $100,000 of proceeds from secured promissory notes. During the first quarter of 2007, the Company converted $127,500 of convertible secured notes into 591,204 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company’s products.

Recap of liquidity and capital resources

The report of our independent registered public accounting firm on our financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. The Company currently is not generating significant revenues to fund operations and had an accumulated deficit of $43,945,803 at March 31, 2007. The Company currently does not have enough working capital to continue operations for the next 12 months.

The Company is seeking to raise additional capital for the commercialization of its OnScreen™ technology product lines which the Company believes will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines, additional funding may be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

Management expects the OnScreenTM LED and WayCool technologies to be commercialized during 2007 and 2008. The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue

During the three months ended March 31, 2007, revenue was $49,393 and $27,230 for the same period during 2006. The revenue for the three months ended March 31, 2007 is comprised of $30,000 from RediAlertTM products, $14,823 from Living WindowTM products and related add-ons and $4,570 from sale of wireless modems. For the three months ended March 31, 2006, the Company recorded $27,230 from Living WindowTM products and related add-ons.

The Company began shipping its RediAlertTM product during late July 2006. As the RediAlertTM product penetrates the marketplace, the Company expects its revenues will increase during 2007 compared to the prior year.

Cost of revenue

The cost of revenue for the three months ended March 31, 2007 and 2006 was $51,225 and $52,082, respectively. While the Company’s is introducing its new products and until it sells larger volumes to get economies of scale, it expects the cost of sales to fluctuate between periods as a percentage of its revenues.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses decreased from $2,398,763 for the three months ended March 31, 2006 to $442,358 for the same period during 2007. This decrease of $1,956,405 is primarily the result of lower non-cash expenses of approximately $1 million as well as the reduction in staff and overhead expenditures versus prior year.

Research and Development

The research and development costs are related to the OnScreen™ technology to which the Company acquired the licensing rights. The decrease of $237,831 in research and development during the three months ended March 31, 2007, compared to the same period in 2006 is a result of a decrease in non-cash compensation for research and development consulting services and reduction in headcount. During the three months ended March 31, 2006, the Company recorded approximately $189,000 of non-cash compensation for research and development consulting services provided to the Company while no non-cash compensation was recorded during the first quarter of 2007. The Company anticipates decreasing its expenditures in research and development during the remainder of 2007 compared to 2006.

Restructuring Costs

The Company recorded no restructuring costs during the first three months ended March 31, 2007 while it incurred $13,967 of restructuring costs during 2006 related to the move from Florida to Oregon.

Other Income

The investment Income remained relatively unchanged during the three months ended March 31, 2007 compared to the same period in 2006. The Company does not expect this item to be significant during the balance of 2007.

Settlement Gain (Loss), Net

The Company did not have any significant gain (loss) during the three months ended March 31, 2007.

The Company recorded $107,160 of a net settlement gain for the three months ended March 31, 2006 arising from settlements reached with Capitol City Trailers and Mobile Magic. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the three month ended March 31, 2006, the Company had received $12,500, which was recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company’s claim against it. Due to the financial condition of Mobile Magic, the Company had not recorded a receivable of $175,000 for the remaining amount. The Company also had recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006. This was offset by legal fees of $44,158.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded for the three months ended March 31, 2007 and 2006 an expense of $132,607 and $1,914,926, respectively for the intrinsic value of convertible debt and the amortization of debt discount. The lower expense of $1,782,319 was due to a significant reduction in convertible debt.

Interest Expense

The interest expense of $51,759 for the three months ended March 31, 2007 is for the interest on the secured convertible notes payable and a secured promissory note in the amount of $100,000. As of March 31, 2007, the Company converted all of the secured convertible notes except $1,700,000.

The interest expense for the three months ended March 31, 2006 was $286,967.

Preferred Stock Dividends

No preferred dividend expense was recorded by the Company during the three months ended March 31, 2007 as all Series A and Series B Convertible Preferred shareholders accepted during 2006 the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20. During the three months ended March 31, 2006, the Company recorded Series A Convertible Preferred Stock dividends of $49,802 and Series B Convertible Preferred Stock dividends of $125.

Item 3. Controls and Procedures

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during quarter ended March 31, 2007. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2007, the Company issued 82,938 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the employee’s employment agreement.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2007, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to the CFO in accordance with the employee’s employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2007, the Company issued 578,704 shares of its common stock and warrants for 47,296 shares of its common stock in relation to the conversion of promissory notes.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2007, the Company issued 239,938 shares of its common stock in relation to the exercise of warrants.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 18, 2007 in connection with the disclosure of the multi-year licensing agreement with CUI, Inc.

The Company filed a Current Report on Form 8-K on February 21, 2007 in connection with the disclosure of a twelve months licensing and royalty agreement with Thermaltake Technologies Co., Ltd.

The Company filed a Current Report on Form 8-K on February 28, 2007 announcing its exclusive one-year licensing and royalty agreement with OCZ Technology Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of May 2007.

OnScreen Technologies, Inc. (Registrant)

by:	/s/ Russell L. Wall
Russell L. Wall Chief Executive Officer/Director

by:	/s/ Mark R. Chandler
Mark R. Chandler Chief Financial Officer / Principal Accounting Officer