Form 10QSB
period 2007-06-30
ONSCREEN TECHNOLOGIES INC
filed 2007-08-14
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2007

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
                    YES ☐ NO ☒

As of August 14, 2007, there were 150,202,683 shares of the Company's common stock outstanding, 75,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

ONSCREEN TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$15,632	$570,501
Accounts receivable, net of allowance of $5,328 at June 30, 2007 and December 31, 2006	71,775	11,295
Inventory	1,094,889	2,125,735
Prepaid expenses and other current assets	187,536	141,474
Total Current Assets	1,369,832	2,849,005

Property and Equipment, net of accumulated depreciation of $130,194 at June 30, 2007 and $119,057 at December 31, 2006	52,929	102,239

Other Assets
Note receivable	100,000	115,000
Technology rights, net of accumulated amortization of $451,994 at June 30, 2007 and $332,843 at December 31, 2006	4,440,749	4,509,900
Patent costs, net of accumulated amortization	630,086	582,965
Other assets	21,813	22,173
Total Other Assets	5,192,648	5,230,038
Total Assets	$6,615,409	$8,181,282

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other payables	$413,378	$480,960
Preferred stock dividends payable	7,554	27,353
Accrued expenses	166,156	132,914
Accrued compensation	75,679	85,000
Deferred revenue	5,253	8,260
Convertible notes payable, net of discounts of $176,822 at June 30, 2007 and $52,439 at December 31, 2006	1,553,178	947,561
Total Current Liabilities	2,221,198	1,682,048
Long term notes payable	800,000	-
Convertible notes payable, net of discounts of $0.00 at June 30, 2007 and $253,303 at December 31, 2006	-	396.697
Total Liabilities	3,021,198	2,078,745

Commitments (Note 7)	-	-

Stockholders' Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized
Convertible Series A, Preferred stock, 5,000,000 shares authorized, 75,543 shares and 90,543 shares outstanding at June 30, 2007 and December 31, 2006, respectively; liquidation preference of $75,543 at June 30, 2007	76	91
Convertible Series B preferred stock, 30,000 shares authorized, no shares issued at June 30, 2007 and December 31, 2006, respectively.	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 149,966,312 and 147,127,238 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	149,966	147,127
Common stock issuable, at par value	-	-
Additional paid-in capital	49,232,202	48,926,371
Accumulated deficit	(45,788,033)	(42,971,052)
Total Stockholders' Equity	3,594,211	6,102,537

Total Liabilities and Stockholders' Equity	$6,615,409	$8,181,282

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30
	2007	2006	2007	2006

Revenues	$75,271	$32,175	$124,664	$64,805

Cost of Revenues	1,126,638	393,623	1,177,863	445,705

Gross Profit	(1,051,367)	(361,448)	(1,053,199)	(380,900)

Operating Expenses
Selling, general and administrative	342,261	2,420,849	784,619	4,819,612
Research and development	289,807	938,522	648,904	1,535,450
Restructuring costs	-	-	-	13,967
Bad debt	3,995	-	3,995	-
Total Operating Expenses	636,063	3,359,371	1,437,518	6,369,029

Loss from Operations	(1,687,430)	(3,720,819)	(2,490,717)	(6,749,929)

Other Income (Expense)
Other income	10,756	16,200	23,658	27,174
Other expense	(12,923)	-	(12,923)
Settlement gain (loss), net	-	(2,771,667)	-	(2,664,507)
Change in fair value of warrant liability	-	1,679,362	-	1,679,362
Intrinsic value of convertible debt and amortization of debt discount	(84,099)	(284,802)	(216,706)	(2,199,728)
Interest expense	(68,534)	(397,737)	(120,293)	(684,704)
Total Other Income (Expense), Net	(154,800)	(1,758,644)	(326,264)	(3,842,403)

Net Loss	(1,842,230)	(5,479,463)	(2,816,981)	(10,592,332)
Preferred stock dividends	-	(49,793)	-	(99,720)
Net Loss Available to Common Stockholders	$(1,842,230)	$(5,529,256)	$(2,816,981)	$(10,692,052)
Basic and Diluted Loss Per Common Share	$(0.01)	$(0.05)	$(0.02)	$(0.11)
Basic and Diluted Loss Per Common Share Available to Common Stockholders	$(0.01)	$(0.05)	$(0.02)	$(0.11)
Weighted average common shares outstanding	149,658,792	118,044,602	148,699,063	96,564,824

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,816,981)	$(10,592,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock, warrants and notes issued for compensation and services	6,161	1,652,242
Change in fair value of warrant liability	-	(1,679,362)
Non-cash interest expense, including intrinsic value of convertible debt and amortization of debt discount	216,706	2,199,728
Non-cash gain on settlement, net	-	2,629,984
Bad debt expense	3,995	2,333
Amortization of technology rights	119,151	64,003
Amortization of patent costs	1,906	-
Amortization of deferred consulting and compensation	-	258,223
Amortization of deferred financing fees	-	381,050
Loss on disposal of assets	12,353	-
Impairment of inventory	1,046,233	-
Compensation expense payable in common stock	12,500	245,147
Depreciation	28,259	62,544
(Increase) decrease in assets:
Accounts receivable and other receivables	(64,475)	2,993
Notes receivable	15,000	-
Inventory	(15,387)	(380,049)
Prepaid expenses and other current assets	(46,062)	(29,553)
Deposits and other assets	360	65,993
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(43,661)	746,776
Deferred revenues	(3,007)	(540)
NET CASH USED IN OPERATING ACTIVITIES	(1,526,951)	(4,370,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights	(50,000)	(800,000)
Investment in patents	(49,027)	(51,633)
Proceeds from sales of fixed assets	8,700	-
Purchase of property and equipment	-	(10,443)
NET CASH USED IN INVESTING ACTIVITIES	(90,327)	(862,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	1,057,500	6,418,950
Payments on notes and loans payable	-	(375,475)
Proceeds from exercise of warrants and options	4,909	158,583
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,062,409	6,202,058
NET INCREASE IN CASH AND CASH EQUIVALENTS	(554,869)	969,162
Cash and Cash Equivalents at Beginning of Year	570,501	727,141
CASH AND CASH EQUIVALENTS AT END OF PERIODS	$15,632	$1,696,303

(continued)

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the six months ended
	June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$81,842	$283,655

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$15	$24
Discount on debt of convertible notes payable	$87,786	$3,288,904
Accounts payable converted to notes payable	$-	$375,475
Conversion of debt to common stock	$177,500	$9,287,898
Technology rights acquired through issuance of warrants	$-	$3,520,243
Common stock issued for deferred consulting and compensation and accrued liabilities payable in common stock	$1,333	$715,245
Other comprehensive loss from unrealized loss (gain)	$-	$(2,210)
Reclassification of warrants from equity to liabilities	$-	$9,387,121

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen™” or “the Company”) has developed and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patented and patent-pending thermal technologies and architecture the Company has developed advanced, proprietary cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies. The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $2,816,981, and cash used in operations of $1,526,951 for the six months ended June 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen™ products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is continuing to raise additional capital for the commercialization of its OnScreen™ technology product lines which the Company believes should provide sufficient cash to meet its 2007 funding requirements. As the Company continues to expand and develop its technology and product lines, additional funding may be required. The Company has experienced negative cash flows from operations and incurred net losses in the past, and there can be no assurance as to the availability and terms of additional financing and capital if needed.

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

NOTE 2 USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

NOTE 3 LOSS PER COMMON SHARE

Common stock equivalents in the three and six months ended June 30, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At June 30, 2007, 33,136,601 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 4 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the six month periods ended June 30, 2007 and 2006 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the six months ended June 30, 2007 and 2006 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 5 STOCK-BASED EMPLOYEE COMPENSATION

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value, and to use fair value for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006. The Company recognized the compensation cost for the portion of the award where the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date.

On August 25, 2005, the Board of Directors approved the 2005 Equity Incentive Plan (“2005 Plan”) for 2,000,000 shares of the Company’s common stock. The 2005 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2005 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2005 Plan have a maximum duration of 10 years.

On June 26, 2000, the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the “Plan”). The Plan provides for the issuance of incentive stock options (ISO’s) to any individual who has been employed by the Company for a continuous period of at least six months. The Plan also provides for the issuance of Non Statutory Options (NSO’s) to any employee who has been employed by the Company for a continuous period of at least six months, and any director or consultant to the Company. The Company may also issue reload options as defined in the plan. The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of a NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISO’s and NSO’s granted under the Plan have a maximum duration of 10 years.

The following information is presented for the non-vested stock options for the three and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Avg. Grant-date Fair Value	Number of Shares	Weighted Avg. Grant- date Fair Value
Non-vested stock options at beginning of period	50,000	$0.36	485,000	$0.45
Granted during the period	-	-	-	-
Vested during the period	(17,500)	$0.36	(27,500)	$0.33
Forfeited during the period	(32,500)		(457,500)	-
Non-vested stock options at June 30, 2007	-	-	-	-

The following information is presented for the stock option activity for the three and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	# of shares	Weighted Average Exercise Price	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period:	4,891,000	$0.13	5,463,500	$0.14
Forfeited	(32,500)	$0.39	(605,000)	$0.18
Granted	-	-	-	-
Exercised	(250,000)	$0.01	(250,000)	$0.01
Outstanding at June 30, 2007	4,608,500	$0.14	4,608,500	$0.14	3.2 years	$16,165
Outstanding exercisable at June 30, 2007	4,608,500	$0.14	4,608,500	$0.14	3.2 years	$16,165

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% -202%, risk-free interest rates of 4.4% - 5.2%, and expected lives of 1 - 5 years. There have been no options granted during 2007.

In accordance with SFAS 123(R), during the three months ended June 30, 2007, the Company recognized compensation expense of $6,161 for the fair value of stock options over the vesting period. Due to the Company’s net loss position, there was no tax effect recognized.

At June 30, 2007, the Company has $6,869 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense by the end of 2007.

NOTE 6 NOTES PAYABLE

At December 31, 2006 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding. During the six months ended June 30, 2007, the Company entered into eighteen-month secured convertible promissory notes totaling $177,500. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During the six months ended June 30, 2007, note holders converted $177,500 of the notes into the Company’s common stock. Unamortized debt discount as of June 30, 2007 is $176,822.

During the six months ended June 30, 2007, the Company entered into twenty-four month secured promissory notes and received proceeds totaling $800,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. In April of 2007 the Company entered into a three-month promissory note and received proceeds totaling $80,000. Interest accrues at 12% per annum until the maturity of this note, at which time the principal is due. In July 2007, $40,800 of principal and interest was repaid (see note 11).

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

NOTE 9 PREFERRED STOCK

During the six months ended June 30, 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

The Company authorized for issuance 10,000 shares of Preferred stock, designated as Series C Preferred Stock, as the result of a negotiated investment plan with a specific investment group. Ownership of the stock is limited to this investment group. The owners and holders of the Series C Preferred Stock have the rights to appoint three board seats, and have the right to exchange any Common Shares they own into shares of Series C Preferred stock at any time, up to the number of Series C Preferred shares authorized, at a one for one ratio.

NOTE 10 OTHER EQUITY TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 82,938 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the agreement.

During the six months ended June 30, 2007, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to an employee in accordance with his employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

During the six months ended June 30, 2007, the Company issued 841,204 shares of its common stock, and warrants for 72,296 shares of its common stock, in relation to the conversion of promissory notes.

During the six months ended June 30, 2007, the Company issued 490,938 shares of its common stock in relation to the exercise of warrants.

During the six months ended June 30, 2007, the Company converted accrued dividends of approximately $19,800 into 98,994 shares of the Company’s common stock at a per share price of $0.20, for a shareholder who elected to convert accrued dividends to common shares.

During the six months ended June 30, 2007, the Company recorded compensation expense of $6,161 for stock options for which the requisite service was performed during the first half of 2007. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

The Company also recorded $12,500 of compensation expense for stock that is to be issued based upon employment agreements for which the requisite service had been performed.

NOTE 11 SUBSEQUENT EVENTS

During July 2007, the Company entered into twenty-four month secured promissory note and received proceeds of $300,000. Interest accrues at 12% per annum, payable monthly, until the maturity of this note at which time the principal is due.

During July 2007 the company signed an agreement with Satow Strategies, LLC to provide strategic marketing services for the WayCool technology. The fee structure includes $25,000 in cash compensation and 100,000 unrestricted shares of OnScreen common stock upon delivery of a licensing and branding strategy.

During July 2007, $40,800 of principal and interest of a note payable issued in April of 2007 was repaid. (see note 6).

During July 2007, $38,000 was received for the sale of an LED truck which was fully depreciated in 2006.

In July and August 2007, 236,371 shares of common stock were issued upon exercise of warrants with proceeds of $1362, and services performed by Satow Strategies, LLC in connection with the strategic marketing for WayCool technology.

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

The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially, are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen™” or “the Company”) is primarily focused on commercialization of its innovative thermal cooling technology, WayCool. The Company has developed innovative thermal management solutions capable of revolutionizing the semiconductor and electronic packaging industries. Utilizing its patented and patent-pending thermal technologies and architecture, the Company has developed highly advanced proprietary cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies. The Company’s plan is to focus all of its resources on the commercialization of its technology utilizing licensing agreements allowing its partners to incorporate the WayCool technology into their products. In the first six months of 2007 OnScreen signed licensing and royalty agreements with three companies allowing WayCool technology to be integrated into a variety of electronic devices. The Company does not expect to record any significant growth in revenues until the WayCool technology begins producing revenues from these and future licensing agreements.

The OnScreen™ architecture provides a platform for the production of LED display products in the commercial and government markets that is lighter than competitive products and provides a corresponding reduction in wind loading. These architectural advantages yield products that are battery powered, transported by any vehicle, easy to install and require less support infrastructure. This RediAlert™ Rapid Dispatch Emergency Signs product line provides a truly portable LED product for Emergency Response and commercial advertising. The Company is currently searching for a licensing partner to fully bring the RediAlert™ technology to market.

During the six months ended June 30, 2007, the Company continued to incur significant losses from operations. The Company incurred a net loss of $2,816,981 for the six months ended June 30, 2007. This net loss is significantly lower than for the same period last year when the Company recorded a net loss of $10,592,332, primarily due to reduced headcount, decrease in operating expenses, lower non-cash charges of approximately $2,137,000 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, and $1,983,022 of non-cash amortization of the intrinsic value of convertible debt and the debt discount.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s OnScreen™ products during 2007. During the six months ended June 30, 2007 the Company received proceeds of $177,500 from secured convertible notes and $800,000 from secured promissory notes. These funds will assist the Company to continue to develop its OnScreen™ products and technology and continue the Company’s operations until the Company brings the OnScreen™ products fully to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

Intellectual Property

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos and services. These include confidentiality, invention assignment, and nondisclosure agreements with the Company’s employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. In addition, the Company intends to pursue the registration of its trademarks and service marks in the U.S. and internationally.

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

Patent Costs
The Company estimates the patents it has filed have a future beneficial value to the Company, thus it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value to the Company will impact the other assets and expense accounts of the Company.

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

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents balance at June 30, 2007 is $15,632. The Company has a net working capital deficit at June 30, 2007 of $851,366. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties.

Cash used in operations
The Company’s operating requirements generated a negative cash flow from operations of $1,526,951 for the six months ended June 30, 2007, versus $4,370,820 for the same period last year. The significant decrease in cash used in operations is a result of reduced headcount and lower operating expenses.

During the first six months of 2007, the Company has not used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first six months of 2006, the Company recorded a total of approximately $2,155,000 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.

As the Company focuses on the commercialization of its innovative thermal cooling technology during 2007, it will continue to fund research and development related to the OnScreen™ products as well as sales and marketing efforts. The Company does not expect to record any significant growth in revenues in 2007 until its WayCool technology is commercialized.

Capital Expenditures and Investments
During the first six months of 2007, the Company had no investment in fixed assets versus approximately $10,000 of expenditures incurred during the same period in 2006. During the remainder of 2007, the Company does not anticipate any significant capital expenditures.

The Company invested $49,027 in patent costs and $50,000 in technology rights during the first six months of 2007. The Company expects its investment in patent costs will continue throughout 2007 as it invests in patents to protect the rights to use its OnScreenTM product developments. During the first six months of 2006, the Company invested $800,000 in technology rights and $51,633 in patent costs.

Financing activities
During the first six months of 2007, the Company received $177,500 of proceeds from secured convertible notes, $800,000 of proceeds from secured promissory notes and $80,000 of proceeds from unsecured promissory notes. During the first half of 2007, the Company converted $177,500 of convertible secured notes into 841,204 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company’s products.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. The Company is not currently generating significant revenues to fund operations and had an accumulated deficit of $45,788,033 at June 30, 2007. The Company currently does not have sufficient working capital to continue operations for the next 12 months.

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

Management expects the OnScreen WayCool technology to be commercialized during 2007 and 2008. The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the six months ended June 30, 2007 revenue was $124,664, and $64,805 for the same period during 2006. The revenue for the six months ended June 30, 2007 is comprised of $73,485 from RediAlertTM products, $43,323 from Living WindowTM products and related add-ons, and $7,856 from other income. The revenue for the six months ended June 30, 2006 is comprised of $53,105 from Living WindowTM products and related add-ons and $11,700 from other income.

During the three months ended June 30, 2007 and 2006, revenue was $75,271 and $32,175, respectively. The revenue for the three months ended June 30, 2007 is comprised of $43,484 from RediAlert™ products, $28,500 from Living WindowTM products and related add-ons, and $3,287 from other income. For the three months ended June 30, 2006, the Company recorded $25,875 from Living WindowTM products and related add-ons and $6,300 from other income.

The Company began shipping its RediAlertTM product during late July 2006. The Company, expects its revenues will increase during 2007 compared to the prior year as the RediAlertTM product penetrates the marketplace.

Cost of revenue
The cost of revenue for the six months ended June 30, 2007 and 2006 was $1,177,863 and $445,705, respectively. For the three months ended June 30, 2007 and 2006, the cost of revenue was $1,126,638 and $393,623, respectively. Impairment charges taken in June 2007 on inventory related to the Company’s sign business is included in cost of revenue for the three and six months ended June 30, 2007.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

SG&A expenses decreased from $4,819,612 for the six months ended June 30, 2006 to $784,619 for the same period during 2007. This decrease of $4,034,993 is primarily the result of lower non-cash expenses and the reduction in staff and overhead expenditures versus the prior year.

For the three months ended June 30, 2007 compared to the same period in 2006, SG&A expenses decreased $2,078,588, primarily the result of lower non-cash expenses and reductions in staff and overhead.

Research and Development
The research and development costs are related to the OnScreen™ technology to which the Company acquired the licensing rights. The decrease of $648,715 and $886,546 in research and development during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 is a result of a decrease in non-cash compensation for research and development consulting services and reductions in headcount. During the six months ended June 30, 2006, the Company recorded approximately $200,000 of non-cash compensation for research and development consulting services provided to the Company ,while no non-cash compensation was recorded during the first half of 2007. The Company anticipates decreasing its expenditures in research and development during the remainder of 2007 compared to 2006.

Restructuring Costs
The Company recorded no restructuring costs during the first three and six months ended June 30, 2007 while it incurred $13,967 of restructuring costs during the same periods in 2006 related to the move from Florida to Oregon.

Other Income
Investment Income remained relatively unchanged during the three and six months ended June 30, 2007 compared to the same periods in 2006. The Company does not expect this item to be significant during the remainder of 2007.

Settlement Gain (Loss), Net
The Company did not have any significant gain (loss) during the three and six months ended June 30, 2007, compared to a net settlement loss for the three and six months ended June 30, 2006 of $2,771,667 and $2,664,507, respectively.

The Company recorded a settlement gain for the three and six months ended June 30, 2006 of $8,333 and $115,493, respectively. During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the six months ended June 30, 2006, the Company had received $20,833, which it recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company’s claim against it. Due to the financial condition of Mobile Magic, the Company did not record a receivable until a partial payment was made in the third quarter of 2006. The Company had also recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006, offset by legal fees of approximately $55,000.

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

Intrinsic value of convertible debt and amortization of debt discount
The Company recorded an expense of $84,099 and $216,706 for the three and six months ended June 30, 2007, respectively, and $284,802 and $2,199,728, respectively, for the same periods in 2006, for the intrinsic value of convertible debt and the amortization of debt discount. The lower expense in 2007 of $152,195 and $1,983,022 for the three and six month periods, respectively, was due to a significant reduction in convertible debt.

Interest Expense
The interest expense of $68,534 and $120,293 for the three and six months ended June 30, 2007, respectively, is for interest on the secured convertible notes payable, and secured and unsecured promissory notes. Interest expense of $397,737 and $684,704 for the three and six months ended June 30, 2006, respectively, was for interest on the unsecured convertible notes payable and deferred financing fees. Deferred financing fees were $317,541 and $401,050 for the three and six months ended June 30, 2006, respectively.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three and six months ended June 30, 2007, as during 2006 all Series A and Series B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20. During the three and six months ended June 30, 2006, the Company recorded Series A Convertible Preferred Stock dividends of $49,668 and $99,470, respectively, and Series B Convertible Preferred Stock dividends of $125 and $250, respectively.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the six months ended June 30, 2007. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the six months ended June 30, 2007, the Company issued 82,938 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the employee’s employment agreement.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the six months ended June 30, 2007, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to an employee in accordance with his employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the six months ended June 30, 2007, the Company issued 841,204 shares of its common stock and warrants for 72,296 shares of its common stock in relation to the conversion of promissory notes.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the six months ended June 30, 2007, the Company issued 490,938 shares of its common stock in relation to the exercise of warrants.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the six months ended June 30, 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 2, 2007, in connection with its change of Independent Registered Public Accounting Firm from Salberg & Company, P.A. to Webb & Company, P.A.

The Company filed a Current Report on Form 8-K on May 9, 2007 in connection with its loan agreement and stock agreements with Central Finance, LLC.

The Company filed a Current Report on Form 8-K on June 4, 2007 in connection with the departure of its Chief Financial Officer and Chief Operating Officer, Mark Chandler.

The Company filed a Current Report on Form 8-K on July 11, 2007 announcing the appointment of Corey Lambrecht to the Company Board of Directors in a newly created board seat.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of August 2007.

OnScreen Technologies, Inc.
(Registrant)

by:	/s/ Russell L. Wall Russell L. Wall
Chief Executive Officer/Director

by:	/s/ Cynthia M. Wilson Cynthia M. Wilson
Interim Chief Financial Officer