Form 10QSB
period 2007-09-30
ONSCREEN TECHNOLOGIES INC
filed 2007-11-14
CIK 1108967

ONSCREEN TECHNOLOGIES, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2007

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

William J. Clough, CEO/President
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
YES ☐ NO ☒

As of November 13, 2007, there were 156,380,626 shares of the Company's common stock outstanding, 75,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B Convertible Preferred Stock outstanding, and no shares of Series C Convertible Preferred Stock outstanding.

ONSCREEN TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$115,487	$570,501
Accounts receivable, net of allowance of $5,328 at September 30, 2007 and December 31, 2006	53,889	11,295
Inventory	1,088,305	2,125,735
Prepaid expenses and other current assets	152,865	141,474
Total Current Assets	1,410,546	2,849,005

Property and Equipment, net of accumulated depreciation of $141,304 at September 30, 2007 and $119,057 at December 31, 2006	40,322	102,239

Other Assets
Note receivable	97,500	115,000
Technology rights, net of accumulated amortization of $511,622 at September 30, 2007 and $332,843 at December 31, 2006	4,381,121	4,509,900
Patent costs, net of accumulated amortization	627,049	582,965
Other assets	21,634	22,173
Total Other Assets	5,127,304	5,230,038
Total Assets	$6,578,172	$8,181,282

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other payables	$274,076	$480,960
Preferred stock dividends payable	7,554	27,353
Accrued expenses	192,633	132,914
Accrued compensation	63,916	85,000
Deferred revenue	4,983	8,260
Convertible notes payable, net of discounts of $112,362 at September 30, 2007 and $52,439 at December 31, 2006	1,537,638	947,561
Total Current Liabilities	2,080,800	1,682,048

Long term notes payable	1,100,000	-
Long term convertible notes payable, net of discounts of $0.00 at September 30, 2007 and $253,303 at December 31, 2006	-	396,697
Total Liabilities	3,180,800	2,078,745

Commitments (Note 7)	-	-

Stockholders' Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized
Convertible Series A, Preferred stock, 5,000,000 shares authorized, 75,543 shares and 90,543 shares outstanding at September 30, 2007 and December 31, 2006,
respectively; liquidation preference of $75,543 at September 30, 2007	76	91
Convertible Series B preferred stock, 30,000 shares authorized, no shares issued at September 30, 2007 and December 31, 2006, respectively.
Convertible Series C preferred stock, 10,00 shares authorized, no shares Issued at September 30, 2007	-	-

Common stock, par value $0.001; 200,000,000 shares authorized,
151,705,295 and 147,127,238 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	151,698	147,127
Common stock issuable, at par value, 1,153,846 shares	1,154	-
Additional paid-in capital	49,785,178	48,926,371
Accumulated deficit	(46,540,734)	(42,971,052)
Total Stockholders' Equity	3,397,372	6,102,537

Total Liabilities and Stockholders' Equity	$6,578,172	$8,181,282

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Revenues	$20,531	$84,145	$145,195	$148,950

Cost of Revenues	10,272	327,131	1,188,135	772,836

Gross Profit	10,259	(242,986)	(1,042,940)	(623,886)

Operating Expenses
Selling, general and administrative	437,728	759,054	1,222,347	5,578,666
Research and development	230,748	516,485	879,652	2,051,935
Restructuring costs	-	-	0	13,967
Bad debt	-	-	3,995	-
Total Operating Expenses	668,476	1,275,539	2,105,994	7,644,568

Loss from Operations	(658,217)	(1,518,525)	(3,148,934)	(8,268,454)

Other Income (Expense)
Other income	50,423	2,965	74,081	30,139
Other expense			(12,923)
Settlement gain (loss), net	-	175,000	-	(2,489,507)
Change in fair value of warrant liability	-	2,039,181	-	3,718,543
Intrinsic value of convertible debt and amortization of debt discount	(64,459)	(158,489)	(281,165)	(2,358,217)
Interest expense	(80,448)	(819,385)	(200,741)	(1,504,089)
Total Other Income (Expense), Net	(94,484)	1,239,272	(420,748)	(2,603,131)

Net Loss	(752,701)	(279,253)	(3,569,682)	(10,871,585)
Preferred Stock Dividends	-	49,794	-	(49,926)
Net Loss Available to Common Stockholders	$(752,701)	$(229,459)	$(3,569,682)	$(10,921,511)
Basic and Diluted Loss Per Common Share Available to Common Stockholders	$(0.00)	$(0.00)	$(0.02)	$(0.10)
Weighted average common shares outstanding	150,984,050	130,287,737	149,469,095	106,641,991

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,569,682)	$(10,871,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock, warrants and notes issued for compensation and services	49,453	2,123,676
Change in fair value of warrant liability	-	(3,718,543)
Non-cash interest expense, including intrinsic value of convertible debt and amortization of debt discount	281,166	2,358,216
Non-cash gain on settlement, net	-	2,629,984
Bad debt expense	3,995	2,333
Amortization of technology rights	178,779	123,006
Amortization of patent costs	7,624	-
Amortization of deferred consulting and compensation	-	258,223
Amortization of deferred financing fees	-	381,050
Loss on disposal of assets	12,353	-
Impairment of inventory	1,046,233	-
Compensation expense payable in common stock	18,748	328,541
Depreciation	40,866	94,500
Other	-	4,413
(Increase) decrease in assets:
Accounts receivable and other receivables	(46,589)	(133,973)
Notes receivable	17,500	-
Inventory	(8,803)	(2,085,000)
Prepaid expenses and other current assets	(11,391)	(9,839)
Deposits and other assets	539	70,420
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(168,249)	1,673,256
Deferred revenues	(3,277)	(810)
NET CASH USED IN OPERATING ACTIVITIES	(2,150,735)	(6,772,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights	(50,000)	(800,000)
Investment in patents	(51,708)	(76,375)
Proceeds from sales of fixed assets	8,700	-
Proceeds from sales of marketable securities	-	31,291
Purchase of property and equipment	-	(25,150)
NET CASH USED IN INVESTING ACTIVITIES	(93,008)	(870,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	1,357,500	7,294,950
Payments on notes and loans payable	(80,000)	(375,475)
Proceeds from sales of common stock and exercise of warrants and options net of offering costs	511,229	181,550
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,788,729	7,101,025
NET INCREASE IN CASH AND CASH EQUIVALENTS	(455,014)	(541,341)
Cash and Cash Equivalents at Beginning of Year	570,501	727,141
CASH AND CASH EQUIVALENTS AT END OF PERIODS	$115,487	$185,800

(continued)

ONSCREEN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the nine months ended
	September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$118,143	$335,039

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$15	$1,610
Discount on debt of convertible notes payable	$87,786	$3,606,844
Accounts payable converted to notes payable	$-	$375,475
Conversion of debt to common stock	$177,500	$9,454,040
Technology rights acquired through issuance of warrants	$-	$3,520,243
Common stock issued for deferred consulting and compensation and accrued liabilities payable in common stock	$41,333	$833,315
Other comprehensive loss from unrealized loss (gain)	$-	$-
Reclassification of warrants from equity to liabilities	$-	$5,668,578

See accompanying notes to financial statements

ONSCREEN TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF PRESENTATION AND GOING CONCERN

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen” or “the Company”) has developed and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing its patented and patent-pending thermal technologies and architecture the Company has developed advanced, proprietary cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies. The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCool.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $3,569,682, and cash used in operations of $2,150,735 for the nine months ended September 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to bring the OnScreen™ products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 3 LOSS PER COMMON SHARE

Common stock equivalents in the three and nine months ended September 30, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At September 30, 2007 and 2006, 37,959,524 and 50,950,510, respectively, potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

NOTE 4 INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated in the nine month periods ended September 30, 2007 and 2006 based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the nine months ended September 30, 2007 and 2006 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

The following information is presented for the non-vested stock options for the three and nine months ended September 30, 2007:

	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Avg. Grant-date Fair Value	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	-	-	485,000	$0.45
Granted during the period	-	-	-	-
Vested during the period	-	-	(27,500)	$0.33
Forfeited during the period	-		(457,500)	-
Non-vested stock options at September 30, 2007	-	-	-	-

The following information is presented for the stock option activity for the three and nine months ended September 30, 2007:

	Three Months Ended		Nine Months Ended
	# of shares	Weighted Average Exercise Price	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period:	4,608,500	$0.14	5,463,500	$0.14
Forfeited	(77,500)	$0.93	(682,500)	$0.20
Granted	-	-	-	-
Exercised	-	$0.01	(250,000)	$0.01
Outstanding at September 30, 2007	4,531,000	$0.13	4,531,000	$0.14	9.3.1 years	$16,165
Outstanding exercisable at September 30, 2007	4,531,000	$0.13	4,531,000	$0.14	9.3.1 years	$16,165

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% -202%, risk-free interest rates of 4.4% - 5.2%, and expected lives of 1 - 5 years. There have been no options granted during 2007.

In accordance with SFAS 123(R), during the nine months ended September 30, 2007, the Company recognized compensation expense of $9,453 for the fair value of stock options over the vesting period. Due to the Company’s net loss position, there was no tax effect recognized.

At September 30, 2007, the Company has $3,578 of unrecognized compensation costs related to non-vested awards and the Company expects to recognize this expense by the end of 2007.

NOTE 6 NOTES PAYABLE

At December 31, 2006 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding. During the nine months ended September 30, 2007, the Company entered into eighteen-month secured convertible promissory notes totaling $177,500. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During the nine months ended September 30, 2007, note holders converted $177,500 of the notes into the Company’s common stock. Unamortized debt discount as of September 30, 2007 is $112,362.

During the nine months ended September 30, 2007, the Company entered into twenty-four month secured promissory notes and received proceeds totaling $1,100,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.

In April of 2007 the Company entered into a three-month promissory note and received proceeds totaling $80,000. Interest accrues at 12% per annum until the maturity of this note, at which time the principal is due. In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007 (see note 11).

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

In August of 2007 the Company entered into an agreement with a consultant to provide strategic marketing services. For these services, through March of 2008, the Company pays a fee of $120,000 in quarterly installments. In addition, the consultant has the ability to earn up to 1,500,000 shares of the Company’s common stock for goals achieved per the agreement. As of September 30, 2007, no share have been issued.

NOTE 9 PREFERRED STOCK

During the nine months ended September 30, 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

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

NOTE 10 OTHER EQUITY TRANSACTIONS

During the nine months ended September 30, 2007, the Company issued 82,938 shares of its common stock to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the agreement.

During the nine months ended September 30, 2007, the Company was to issue 500 shares of its Series B Convertible Preferred stock and 125,000 shares of its Series A Convertible Preferred stock to an employee in accordance with his employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock, the Company issued 1,250,000 of its Common Stock.

During the nine months ended September 30, 2007, the Company issued 841,204 shares of its common stock, and warrants for 72,296 shares of its common stock, in relation to the conversion of promissory notes.

During the nine months ended September 30, 2007, the Company issued 2,129,921 shares of its common stock in relation to the exercise of warrants.

During the nine months ended September 30, 2007 the Company sold 1,153,846 shares of its common stock as part of a stock purchase agreement and received proceeds of $300,000.

During the nine months ended September 30, 2007 the Company issued 100,000 shares of its common stock for services performed by consultants. $40,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the Company’s stock on the date the agreement was signed.

During the nine months ended September 30, 2007, the Company converted accrued dividends of approximately $19,800 into 98,994 shares of the Company’s common stock at a per share price of $0.20, for a shareholder who elected to convert accrued dividends to common shares.

During the nine months ended September 30, 2007, the Company recorded compensation expense of $9,453 for stock options for which the requisite service was performed during the first nine months of 2007. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

The Company also recorded $18,750 of compensation expense for stock that is to be issued based upon employment agreements for which the requisite service had been performed.

NOTE 11 SUBSEQUENT EVENTS

In October and November 2007, 21,759 shares of common stock were issued upon exercise of warrants with proceeds of $93. During October and November 2007, 2,692,308 shares of common stock were issued in relation to a stock purchase agreement with proceeds of $600,000, 192,308 shares in relation to a finder’s fee agreement, 115,110 shares in relation to an employment agreement and 500,000 shares in relation to a consulting agreement.

In October 2007 an Addendum to a consulting agreement was entered into to pay the consultant $20,000 per month for a period of 12 months.

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

Overview

OnScreen Technologies, Inc. (sometimes hereafter referred to as “OnScreen” or “the Company”) is primarily focused on commercializing its innovative thermal cooling technology, WayCool. The Company has developed innovative thermal management solutions capable of revolutionizing the semiconductor and electronic packaging industries. Utilizing its patented and patent-pending thermal technologies and architecture, the Company has developed highly advanced proprietary cooling applications that provide increased performance and are less expensive to install and support than competing products and technologies. The Company’s plan is to focus all of its resources on the commercialization of its technology utilizing licensing agreements allowing its partners to incorporate the WayCool technology into their products. In the first nine months of 2007 OnScreen signed licensing and royalty agreements with three companies allowing WayCool technology to be integrated into a variety of electronic devices. The Company does not expect to record any significant growth in revenues until the WayCool technology begins producing revenues from these and future licensing agreements.

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

During the nine months ended September 30, 2007, the Company continued to incur significant losses from operations. The Company incurred a net loss of $3,569,682 for the nine months ended September 30, 2007. This net loss is significantly lower than for the same period last year when the Company recorded a net loss of $10,921,511, primarily due to reduced headcount, decrease in operating expenses, lower non-cash charges of approximately $1,954,237 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, and $2,077,051 of non-cash amortization of the intrinsic value of convertible debt and the debt discount.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s OnScreen™ products during 2007. During the nine months ended September 30, 2007 the Company received proceeds of $177,500 from secured convertible notes, $1,100,000 from secured promissory notes, and $300,000 from the sale of common stock. These funds will assist the Company to continue to develop its OnScreen™ products and technology and continue the Company’s operations until the Company brings the OnScreen™ products fully to market. However, the Company anticipates expanding and developing its technology and product lines which will require additional funding.

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

The Company continues to file and protect its intellectual property rights, trademarks and products through filings with the US Patent and Trademark Office and, as applicable, internationally.

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

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents balance at September 30, 2007 is $115,487, and The Company has a net working capital deficit of $670,254. The Company has funded its operations and investments in equipment through cash from operations, equity financings and borrowing from private parties as well as related parties.

Cash used in operations
The Company’s operating requirements generated a negative cash flow from operations of $2,150,735 for the nine months ended September 30, 2007, versus $6,772,132 for the same period last year. The significant decrease in cash used in operations is a result of reduced headcount and lower operating expenses.

During the first nine months of 2007 and 2006, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For the first nine months of 2007 and 2006, the Company recorded a total of approximately $49,453 and $2,710,440, respectively, for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.

As the Company focuses on the commercialization of its innovative thermal cooling technology during 2007, it will continue to fund research and development related to the OnScreen™ products as well as sales and marketing efforts. The Company does not expect to record any significant growth in revenues in 2007 until its WayCool technology is commercialized.

Capital Expenditures and Investments
During the first nine months of 2007, the Company had no investment in fixed assets versus approximately $25,000 of expenditures incurred during the same period in 2006. During the remainder of 2007, the Company does not anticipate any significant capital expenditures.

The Company invested $51,708 in patent costs and $50,000 in technology rights during the first nine months of 2007. The Company expects its investment in patent costs will continue throughout 2007 as it invests in patents to protect the rights to use its OnScreenTM product developments. During the first nine months of 2006, the Company invested $800,000 in technology rights and $76,375 in patent costs.

Financing activities
During the first nine months of 2007, the Company received $177,500 of proceeds from secured convertible notes, $1,100,000 of proceeds from secured promissory notes and $80,000 of proceeds from unsecured promissory notes. During the first nine months of 2007, the Company converted $177,500 of convertible secured notes into 841,204 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company’s products.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. The Company is not currently generating significant revenues to fund operations and had an accumulated deficit of $46,540,734 at September 30, 2007. The Company currently does not have sufficient working capital to continue operations for the next 12 months.

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

Management expects the OnScreen WayCool technology to be commercialized during 2008. The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the nine months ended September 30, 2007 revenue was $145,195, and $148,950 for the same period during 2006. The revenue for the nine months ended September 30, 2007 is comprised of $93,609 from RediAlertTM products, $43,323 from Living WindowTM products and related add-ons, and $8,263 from other income. The revenue for the nine months ended September 30, 2006 is comprised of $47,990 from RediAlert™ sales, $80,860 from Living WindowTM products and related add-ons and $20,100 from other income.

During the three months ended September 30, 2007 and 2006, revenue was $20,531 and $84,145, respectively. The revenue for the three months ended September 30, 2007 is comprised of $20,125 from RediAlert™ products and $406 from other income. For the three months ended September 30, 2006, the Company recorded $47,990 from RediAlert™ sales, $27,755 from Living WindowTM products and related add-ons and $8,400 from other income.

The Company began shipping its RediAlertTM product during late July 2006. The Company, expects its revenues will increase during 2007 compared to the prior year as the RediAlertTM product penetrates the marketplace.

Cost of revenue
The cost of revenue for the nine months ended September 30, 2007 and 2006 was $1,188,135 and $772,836, respectively. For the three months ended September 30, 2007 and 2006, the cost of revenue was $10,272 and $327,131, respectively. Impairment charges of $1,046,233 taken in June 2007 on inventory related to the Company’s sign business is included in cost of revenue for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

SG&A expenses decreased from $5,578,666 for the nine months ended September 30, 2006 to $1,222,347 for the same period during 2007. This decrease of $4,356,319 is primarily the result of lower non-cash expenses and the reduction in staff and overhead expenditures versus the prior year.

For the three months ended September 30, 2007 compared to the same period in 2006, SG&A expenses decreased $321,326, primarily the result of lower non-cash expenses and reductions in staff and overhead.

Research and Development
The research and development costs are related to the OnScreen™ technology to which the Company acquired the licensing rights. The decrease of $285,737 and $1,172,283 in research and development during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 is a result of a decrease in non-cash compensation for research and development consulting services and reductions in headcount. During the nine months ended September 30, 2006, the Company recorded approximately $200,000 of non-cash compensation for research and development consulting services provided to the Company, while no non-cash compensation was recorded during the first nine months of 2007. The Company anticipates continuing to decrease its expenditures in research and development during the remainder of 2007 compared to 2006.

Restructuring Costs
The Company recorded no restructuring costs during the nine months ended September 30, 2007 while it incurred $13,967 of restructuring costs during the same period in 2006 related to the move from Florida to Oregon.

Other Income
Investment Income remained relatively unchanged during the three and nine months ended September 30, 2007 compared to the same periods in 2006. The Company does not expect this item to be significant during the remainder of 2007.

Settlement Gain (Loss), Net
The Company did not have any significant gain (loss) during the three and nine months ended September 30, 2007, compared to a net settlement gain (loss) for the three and nine months ended September 30, 2006 of $175,000 and $(2,489,507), respectively.

During 2005, the Company reached a settlement with Capitol City Trailers regarding the use of one of its trucks. For the nine months ended September 30, 2006, the Company had received $20,833, which it recorded as a settlement gain. During the first quarter of 2006, the Company reached a settlement with Mobile Magic where Mobile Magic agreed to pay $175,000 as settlement of the Company’s claim against it. Due to the financial condition of Mobile Magic, the Company did not record a receivable until a partial payment was made in the third quarter of 2006. The Company had also recorded approximately $150,000 as a payable to Mobile Magic who was constructing a truck that the Company never received. As part of the agreement the Company does not owe the $150,000 and recorded a settlement gain for this amount during the first quarter of 2006, offset by legal fees of approximately $65,000.

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

Intrinsic value of convertible debt and amortization of debt discount
The Company recorded an expense of $64,459 and $281,165 for the three and nine months ended September 30, 2007, respectively, and $158,489 and $2,358,217, respectively, for the same periods in 2006, for the intrinsic value of convertible debt and the amortization of debt discount. The lower expense in 2007 of $94,030 and $2,077,052 for the three and nine month periods, respectively, was due to a significant reduction in convertible debt.

Interest Expense
The interest expense of $80,448 and $200,741 for the three and nine months ended September 30, 2007, respectively, is for interest on the secured convertible notes payable, and secured and unsecured promissory notes. Interest expense of $819,385 and $1,504,089 for the three and nine months ended September 30, 2006, respectively, was for interest on the unsecured convertible notes payable and deferred financing fees. Deferred financing fees were $768,000 and $1,169,050 for the three and nine months ended September 30, 2006, respectively.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three and nine months ended September 30, 2007, as during 2006 all Series A and Series B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20. During the three and nine months ended September 30, 2006, the Company recorded Series A Convertible Preferred Stock dividends of $49,794 and $(49,801), respectively, and Series B Convertible Preferred Stock dividends of $0 and $(125), respectively.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the nine months ended September 30, 2007. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended September 30, 2007, the Company issued 1,638,983 shares of its common stock in relation to the exercise of warrants.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended September 30, 2007 the Company issued 100,000 shares of its common stock as compensation for services performed by consultants.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 17, 2007 announcing the appointment of William J. Clough, Esq. to serve as the Company President/Chief Executive Officer after the resignation of the Interim President/CEO Russell L. Wall, and the appointment of Clifford Melby to serve as Chief Operations Officer.

The Company filed a Current Report on Form 8-K on October 4, 2007 announcing the appointment of Bradley J. Hallock as Company Secretary after Mr. William J. Clough resigned from the position after his appointment as the Company President/Chief Executive Officer in September 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of November 2007.

OnScreen Technologies, Inc. (Registrant)

by:	/s/ William J. Clough
William J. Clough
Chief Executive Officer/Director

by:	/s/ Cynthia M. Wilson
Cynthia M. Wilson
Interim Chief Financial Officer