Form 10KSB
period 2007-12-31
Waytronx, Inc.
filed 2008-04-01
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-29195

Waytronx, Inc.
(Name of Small Business Issuer in Its Charter)

Colorado	(7310)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

2332 LaMirada Drive
Suite 400
Vista, California 92081-7861
(760) 727-1500
(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

William J. Clough, CEO/President
Waytronx, Inc.
2332 LaMirada Drive
Suite 400
Vista, California 92081-7861
(760) 727-1500
(Name, Address and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2007 were $157,258.

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2007 was $30,401,945 (calculated by excluding shares owned beneficially by affiliates, directors and officers).

As of March 20, 2007, the registrant had 158,450,479 shares of common stock outstanding and 50,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred outstanding.

Index
	Part I
Item 1.	Description of Business	4
	WayCool Thermal Management Technology	4
	Waytronx Business Strategy	5
	Intellectual Property Ownership of OnScreen Technology	6
	Fusion Three, LLC Settlement	6
	Waytronx Intellectual Property Protection	6
	Employees	8
	Risks Related to Our Business	8
	Risks Related to Our Common Stock	10
Item 2.	Description of Property	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
	Part II
Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	14
	Recent Sales of Unregistered Securities	17
Shares Eligible for Sale		18
Item 6.	Management's Discussion and Analysis	19
	Critical Accounting Policies	20
	Liquidity and Capital Resources	22
	Results of Operations	22
Item 7.	Financial Statements	25
Item 8.	Changes In and Disagreements with Accountants on Disclosure	25
Item 8A.	Controls and Procedures	26
Item 8B	Other Matters	27
	Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons
	Compliance with Section 16(a) of the Exchange Act	27
	Shareholder Communication	28
	Business Experience of Executive Officers and Directors	28
	Our Corporate Governance Practices	30
	Code of Ethics	31
	Audit Committee	32
	Audit Committee Report	32
Item 10.	Executive Compensation	32
	Compensation Discussion and Analysis	33
	Compensation Philosophy	33
	Compensation Setting Process	35
	Elements of Executive Compensation	36
	Compensation Committee Report	37
	Summary Compensation Table	38
	Outstanding Equity Awards at Fiscal Year-End	39
	Director Compensation	40
	Employment Agreements	40
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
	Employee Equity Incentive Plans	43
Item 12.	Certain Relationships and Related Transactions	44
Item 13.	Exhibits and Reports	46
	Exhibits	47
Item 14.	Principal Accountants Fees and Services	49
	Signatures	50
	Certifications	51

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

PART I

Item 1. Description of Business

Waytronx, Inc. (sometimes hereafter referred to as “Waytronx” or “the Company”) is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861.

The Company is primarily focused on commercialization of its innovative thermal cooling technology, WayCoolTM.

WayCoolTM Thermal Management Technology
We are primarily focused on commercialization of our innovative thermal cooling technology, WayCool. The Waytronx architecture incorporates a variety of patent pending designs of a new scientific approach to addressing intense heat generated in electronic systems, including computers, home entertainment systems, test fixtures and medical monitoring devices.  WayCool provides cooling technology that transfers heat at extraordinarily high rates to promote superior thermal management in electronics. As micro electronics components run at higher speeds with more computing capacity, the primary gating factor is thermal management.  WayCool technology offers a highly scalable and cost effective alternative.

WayCool’s cooling technology involves the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials. WayCool’s efficiency is not limited to the thermal conductivity of the material.  The technology uses a capillary network of microchannels to transport the fluid at a rapid rate. This fluid transport ensures active removal of hot fluid from the area in contact with the heat source and replacement with colder fluid. The result is a more even temperature across the entire body of the cooling device (isothermicity).

WayCoolTM Applications
WayCool can be universally adapted to any device with cooling requirements.
Applications Waytronx has currently identified for WayCool include:
•	Graphics Processing Units ("GPU")
•	Central Processing Units ("CPU")
•	Power Supply Units ("PSU")
•	Solar Energy
•	Medical Monitors
•	Test Appliances
•	Home Electronics Displays

WayCoolTM Market Analysis
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

Waytronx, Inc. Business Strategy
The implemented Company business strategy includes an expanding basis of innovative ideas and products based on its thermal cooling technology, WayCool™.

Licensing
The Company has begun to implement a broad intellectual property licensing program for select products to commercialize WayCoolTM. Through this program, the WayCool thermal management cooling technology is intended to be exploited through the development of worldwide license and royalty agreements. This strategy has been adopted for several reasons:
•	It is considerably less capital intensive than developing manufacturing and marketing capabilities.
•	It provides revenue streams immediately through advance licensing fees.
•	It provides an opportunity to fund further research and to build/develop the intellectual property portfolio of the Company.
•	It can provide continuous long-term revenue streams.
•	It provides a more rapid adaptation and proliferation of the WayCool thermal management cooling technology.
•	It expedites finding potential corporate “partners”.
•	It provides the opportunity for greater margins.

These benefits are intended to be used as the primary method for promoting rapid adoption of WayCoolTM (Please see above the section “WayCoolTM Thermal Management Technology”) through licensing agreements with various suppliers in the microprocessor-based electronics markets. These include potential licensing relationships with chip original equipment manufacturers (OEMs), original development manufacturers (ODMs), as well as potential relationships with companies serving the after-market retail market segment. It is intended that a worldwide licensing strategy for WayCool will open significant business opportunities for this technology in a number of vertical market applications. WayCool is discussed above in the section entitled WayCool Thermal Management Technology.

Intellectual Property Ownership of Waytronx Technology
The following describes the evolution of the license and ownership of the Waytronx technology patents:
•
On or about July 23, 2001, the Company entered into a Contract and License Agreement (hereafter the “License Agreement”) with the inventor of the Company’s LED technology which agreement entitled the Company to 75% of the revenue generated from the direct view LED sign technology with angular dimension greater than 30 inches and guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter.

•
On January 10, 2005 and February 16, 2005, the inventor/owner of the Company’s LED technology patent conveyed ownership of the LED technology, WayCool and WayFast patents to CH Capital, a related party of the Company, for value received. CH Capital is a California general partnership controlled by Bradley J. Hallock, currently a shareholder, Corporate Secretary and director and William Clough, currently a shareholder, President/CEO, general counsel and director.

•	On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed the LED technology patent rights to the Company.
•
On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for eight hundred thousand dollars ($800,000) and a three year warrant to purchase 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office. The Company now owns all right, title and interest of the WayCool patent.

Fusion Three, LLC Settlement
During May 2006 Fusion Three, LLC relinquished all rights and claims to any revenues and fees of the Company in consideration for a three year warrant authorizing Fusion Three, LLC to purchase up to five million six hundred thousand (5,600,000) shares of our common stock at a per share price of $0.20 plus a warrant to purchase up to one million two hundred thousand (1,200,000) shares of our common stock at a per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007. Regarding all of the common shares underlying the warrants, the Company is obligated to file a Form SB-2 registration statement with the SEC within no more than one hundred twenty (120) days from the date of the agreement.

Waytronx Intellectual Property Protection
The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with its employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. The Company retained Knobbe, Martens, Olson & Bear, LLP, Banner & Witcoff, Ltd. and Law Offices of William W. Haefliger to manage its current interests relative to the prosecution of the national and international patents. The Company intends to pursue the registration of our trademarks and service marks in the United States and internationally.

•	A utility patent was issued September 12, 2006 on the LED technology that contains over 50 separate claims.
•	A utility patent was issued December 5, 2006 relating to our basic LED architecture design. This basic architecture is the basic principle for the LED sign product line.
•	A utility patent was issued November 21, 2006 regarding our Living Window LED sign product design.
•	February 10, 2005 a utility patent application was filed on behalf of the Company relating to the aerodynamic LED sign system. This application is pending.
•	A utility patent was issued May 22, 2007 relating to the WayCool Thermal Management Technology.
•	September 29, 2006 a utility patent was filed on behalf of the Company relating to the RediAlert product design.
•	October 4, 2006 a series of four Divisional patent applications were filed relating to the Living Window product design.
•	September 7, 2006 a provisional patent application was filed relating to the OnScreen LED Tensile roll-up sign technology design.
•	In the months of June, July, September and October 2006 Provisional patent applications were filed relating to various modifications and enhancements for the WayCool product design.
•	August 20, 2003 Patent Cooperation Treaty applications were filed relating to the basic LED mesh design.
•	December 21, 2005 Patent Cooperation Treaty applications were filed relating to the WayCool product design.
•	February 10, 2006 Patent Cooperation Treaty applications were filed relating to the aerodynamic LED sign system design.
•
March 24, 2006 CH Capital assigned to the Company all right, title and interest of the WayCool patent. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office.

During 2005 through 2007 under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks: RediAlert, Rapid Dispatch Emergency Signs, Redi-DMS Dynamic Messaging Sign, RediAd, Living Window and OnScreen Technology (We are required to disclaim the unitary expression because the individual component words of a complete descriptive phrase are not registerable. This disclaimer does not impair the “OnScreen” trademark or the “OnScreen technology” words when used in conjunction with the trademark), RediAlert, Rapid Dispatch Emergency Signs, and Living Window.

During 2006 and 2007 we filed applications with the United States Patent and Trademark Office to register the following trademarks: WayCool, WayFast and Waytronx.

The Company continuously reviews and updates the existing patent and trademark filings and files new documentation both nationally and internationally (Patent Cooperation Treaty) in a continuing effort to maintain up to date patent and trademark protection of its intellectual property.

For those applications pending, there is no assurance that the patents and trademark registrations will be granted. Furthermore, the Company is exposed to the risk that other parties may claim the Company infringes their existing patent and trademark rights, which could result in the Company’s inability to develop and market its products unless the Company enters into licensing agreements with the technology owner or could force the Company to engage in costly and potentially protracted litigation.

Employees
As of December 31, 2007, the Company had two fulltime employees and two part time employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

Risks Related to Our Business
The Company’s limited operating history makes evaluating its business and prospects difficult.
The Company has only recently begun to direct all of its efforts to commercialization of the WayCool thermal management cooling technology. The Company’s limited operating history in this industry and the unproven nature of the WayCool technology makes evaluation of its future prospects very difficult. To date the Company has not achieved profitability and the Company cannot be certain that it will sustain profitability on a quarterly or annual basis in the future. One should carefully consider the Company’s prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving technology.

The Company has all the risks of a new product developer in the technology business.
The Company, as the owner of the WayCool thermal management cooling technology patents, assumed the responsibility for completing the development of the WayCool thermal management cooling technology and determining which products to commercialize utilizing the WayCool technology. Because this is a new and unproven technology, there is a risk that the technology, operation and development of products could be unsuccessful or that the Company will not be successful in marketing any products developed with the WayCool technology. Such failures would negatively affect the Company’s business, financial condition and results of operations.

There is no assurance the Company will achieve profitability.
To date the Company has not received significant revenue from the WayCool thermal management cooling technology. The Company has focused its scope of operation to the commercialization of our innovative thermal cooling technology, WayCool. For the year ended December 31, 2007, the Company had a net loss of $5,746,667. The Company will need to begin generating significant revenues from the WayCool product line to offset current operational and development losses if the Company is to cover its current overhead expenses, including further development costs and marketing expenses. There is no assurance that the Company will achieve profitability.

During 2006 and 2007, the Company funded its operations with net proceeds of approximately $12.6 million it received from financing activities. The Company believes that additional equity financing or debt will be necessary to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such additional equity or debt cannot be predicted. The Company cannot assure that its revenues will be sufficient to cover all operating and other expenses of the Company. If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

The Company will be dependent on third parties and certain relationships to fulfill its obligations.
Because the Company has licensed the manufacturing and distribution of the WayCool technology to unrelated companies that are better equipped financially and technologically to design and manufacture WayCool technology end products, the Company is heavily dependent on these third parties to adequately and promptly provide the end product. The Company is dependent upon its ability to maintain the agreements with these designers and manufacturers and other providers of raw materials and components who provide the necessary elements to fulfill the Company’s product delivery obligations at the negotiated prices.

The market for electronics is extremely competitive.
Because the electronics industry is highly competitive, the Company cannot assure that it will be able to compete effectively. The Company is aware of several other companies that offer similar products, utilizing different technology than its WayCoolTM technology. All of these competitors have been in the electronics business longer than the Company has and have significantly greater assets and financial resources than are currently available to the Company. The Company expects competition to intensify as innovation in the electronics industry advances and as current competitors expand their market into the thermal management sector. The Company cannot assure you that it will be able to compete successfully against current or future competitors. Competitive pressures could force the Company to reduce its prices and may make it more difficult for the Company to attract and retain customers.

The Company depends on key personnel and will need to recruit new personnel as its business grows.
As a small company, Waytronx, Inc. is currently dependent on the efforts of a limited number of management personnel. The Company believes that given the large amount of responsibility being placed on each member of its management team, the loss of the services of any member of this team at the present time would harm its business.

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
The Company regards its patents, trademarks, trade secrets and similar intellectual property as critical to its success. The Company relies on trademark and patent law, trade secret protection and confidentiality or license agreements with their employees, customers, partners and others to protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s intellectual property without its authorization. There is no assurance its pending trademark applications for WayCoolTM, Waytronx™, WayFast™ will be approved. Effective trademark, patent and trade secret protection may not be available in every country in which the Company may in the future offer its products. Therefore, the Company may be unable to prevent third parties from infringement on or otherwise decreasing the value of its trademarks, patents and other proprietary rights.

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
Litigation regarding intellectual property rights is common in the technology industry. The Company may, in the future, be the subject of claims for infringement, invalidity or indemnification claims based on such claims of other parties' proprietary rights. These claims, whether with or without merit, could be time consuming and costly to defend or litigate, divert the Company’s attention and resources, or require the Company to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although the Company believes it has full rights to use its current intellectual property without incurring liability to third parties, there is a risk that its products infringe the intellectual property rights of third parties.

Third parties may infringe on the Company’s intellectual property rights
There can be no assurance that other parties will not infringe on our intellectual property rights with respect to its current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, create service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all. As a result, any such claim of infringement by the Company could have a material adverse effect upon its business, results of operations and financial condition.

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
The market price for the Company’s Common Stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond its control, which means its market price could be depressed and could impair its ability to raise capital:
•	actual or anticipated variations in its quarterly operating results;
•	announcements of technological innovations or new products or services by the Company or its competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends relating to the thermal management cooling technology;
•	changes in the economic performance and/or market valuations of other thermal cooling related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole.

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

For the foreseeable future, the Company’s securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges; therefore, we will be subject to Penny Stock Rules. As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

The Company has never paid dividends on its Common Stock and does not expect to pay any in the foreseeable future. Preferred Shares impose restrictions on our ability to pay Common Stock dividends.
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. The Company has never paid cash dividends on its Common Stock and the Company does not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock. Holders of our Series A Convertible Preferred Stock are entitled to annual dividends of 10%. As of December 31, 2007, the Company has 75,543 Series A Convertible Preferred shares outstanding and no Series B Convertible Preferred shares outstanding. In the past, the Company has fulfilled its dividend obligations on the Series A and Series B Convertible Preferred Stock through a combination of the issuance of additional shares of its Series A Convertible Preferred and/or Common Stock and cash payments.

On December 31, 2006 dividends payable for the Series A Convertible Preferred Stock was $5,054 and on December 31, 2007 the dividends payable for the Series A Convertible Preferred Stock was $27,353. Holders of the Company’s Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share. As of this filing, all Series B Convertible Preferred Stock had been converted to common shares.

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

Note conversions could result in dilution of common stock
The conversion of outstanding promissory notes may result in substantial dilution to the interests of other holders of common stock, since the investors may ultimately convert and sell the full amount issuable on conversion under the notes. To the extent the selling stockholders convert their notes and then sell their common stock into the market, the common stock price may decrease due to the additional shares in the market. As of December 31, 2007, the $1,650,000 principal of outstanding promissory notes and 12% per annum simple interest accruing thereon are convertible at a floating per share price based on a substantial discount to the then-prevailing market price. There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue.

Downward pressure on the stock price could encourage short selling
The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by the selling stockholders or others. This could place significant downward pressure on the price of the common stock.

In finance, short selling or “shorting” is a way to profit from the decline in price of a security, such as stock or bond. A short sale is generally a sale of a stock you do not own. Investors who sell short believe the price of the stock will fall. If the price drops, you can buy the stock at the lower price and make a profit. If the price of the stock rises and you buy it back later at the higher price, you will incur a loss.

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

Item 2. Description of Property

The Company owns no real estate. On October 15, 2004, the Company signed a lease with Safety Harbor Centre commencing December 1, 2004 for five years leasing an office suite at a monthly rental of $2,814 (plus a pro rata share of common area maintenance and taxes).

Effective November 11, 2005, the corporate home office was relocated to 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209, and a field office retained at the Safety Harbor, Florida location. In October 2005, a lease was signed with Market Place I & II, LLC for 7,500 square feet of office space in Portland, beginning November 1, 2005 and ending December 31, 2010. This lease is renewable for an additional five years at the option of Waytronx. The initial monthly base rent is $9,062.50 for December 2005 through October 2007, thereafter the rent increases slightly. In February of 2008 this lease was terminated by mutual agreement in exchange for the release of Waytronx from any liability for future rents, with a termination payment of $22,000.

Effective February 14, 2007, the Company relocated its corporate home office from the Oregon location to 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861. The Company retains a field office in Safety Harbor, Florida.

Item 3. Legal Proceedings

The Company is not involved in any legal proceedings; however, the Company received a letter from several shareholders relating to the recently filed SB-2 not being filed within an agreed time parameter.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders was held on December 10, 2007, to Elect 1 director to hold office for a two-year term and amend the Company’s Restated Articles of Incorporation to change the name of the corporation to Waytronx, Inc. The Board of Directors fixed the close of business on October 5, 2006 as the record date for the determination of shareholders entitled to receive notice of, and to vote at, the Annual Meeting. All such stockholders of record were properly notified and proxies were distributed. The following votes were tabulated:
The vote for Corey Lambrecht, Seat 6 (two year term) of the Board of Directors was:
For	Withhold
[79,803,740]	[211,867]

The vote to amend the Company’s Restated Articles of Incorporation to change the name of the corporation to Waytronx, Inc. was:
For	Against	Abstain
[6,457,430]	[9,005]	[1,730,494}

Russell L. Wall, Director Seat #2, and Steven S. Hallock, Director Seat #4, chose to not stand for re-election.
The corporate name change to Waytronx, Inc. became effective December 12, 2007, upon filing the documentation with the Colorado Department of State.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Value
The Company’s Common Stock is traded on the OTC Bulletin Board (OTCBB) under the trading symbol "WYNX". The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2006 and 2007 and the first two quarters of 2007 as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid

2006	First Quarter	.580	.170
	Second Quarter	.700	.350
	Third Quarter	.510	.270
	Fourth Quarter	.480	.270

2007	First Quarter	.330	.210
	Second Quarter	.480	.170
	Third Quarter	.420	.310
	Fourth Quarter	.410	.220

Description of Securities
The Company currently has authorized 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value. Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred. As of December 31, 2007, the Company’s outstanding shares consisted of 156,780,626 issued and outstanding shares of common stock, 75,543 shares of Series A Convertible Preferred Stock and no shares of Series B and Series C Convertible Preferred Stock. As of December 31, 2007, the Company had in excess of 3,000 shareholders of record.

The description of the Company’s capital stock does not purport to be complete and is subject to and qualified by its Articles of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for its Series A, Series B and Series C Convertible Preferred Stock and by the provisions of applicable Colorado law. The Company’s transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

The holders of Common Stock and Series A and Series C Convertible Preferred are entitled to one vote per share and holders of Series B Convertible Preferred shares are entitled to one thousand votes per share for all purposes and do not have cumulative voting rights. There is a restriction on the payment of any common stock dividends because any cumulative preferred stock dividends are required to be paid prior to the payment of any common stock dividends. Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1.00 per share Series A and $240 per share Series B liquidation preferences. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

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

Set forth below is a summary of the current outstanding securities, transactions and agreements, which relate to 32,197,359 shares of common stock the Company is required to reserve for potential future issuances. As of December 31, 2007, there are 1,203,179 shares of the Company’s common stock available under the 2005 Equity Incentive Stock Plan.

Convertible Preferred Shares
As of December 31, 2007, the Company had 75,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B and Series C Convertible Preferred Stock outstanding. The Series A preferred shares convert to common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred. As of December 31, 2007, there is $7,554 in accrued Series A Preferred dividends that convert into 37,772 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

April 24, 2007, pursuant to Section 7-106-102 of the Colorado Business Corporation Act, the Board of Directors designated ten thousand (10,000) shares of the authorized ten million shares of Preferred Stock as Series C Preferred Stock. These shares became effective on May 15, 2007 upon filing appropriate documentation with the Colorado Department of State. The Series C Preferred Stock was created to fulfill the terms of a funding agreement with Central Finance, LLC. On May 9, 2007, Central Finance, LLC agreed to loan to the Company one million dollars ($1,000,000) in five monthly loans of two hundred thousand dollars ($200,000) each. Twelve percent (12%) per annum simple interest is payable monthly and the principal payment will be determined at the time of each monthly loan. This loan was conditioned on a sale to Central Finance, LLC, by two of our directors, of five hundred thousand (500,000) restricted common shares for a per share price of $0.15. As a further condition, ten thousand (10,000) restricted common stock owned by Central Finance, LLC may be exchanged, on a one for one ratio, for the newly created 10,000 shares of Series C Preferred stock. These preferred shares may, at any time, at the election of Central Finance, LLC, be re-exchanged back to common stock at the same, one for one, ratio. The Series C Preferred stock has the exclusive right to elect three (3) directors to three (3) newly created board seats.  Clifford Melby, a corporate officer of Waytronx, is a member of the LLC.

Convertible Promissory Notes
During 2005 and the first quarter of 2006, the Company privately placed $10,300,000 of 12% convertible promissory notes. The holders of these notes were granted piggyback registration rights for the Company’s common shares underlying the conversion feature of the notes. These notes are convertible to common stock at $.25 per share. Note holders who purchased $500,000 or more of these notes received 100,000 additional common shares. All of the notes were converted into 41,200,000 shares of the Company’s common stock during the second quarter of 2006. In addition, the Company issued to such note holders warrants to acquire 10,300,000 shares of its common stock at an exercise price of $.01 per share. These warrants have a three (3) year term. All of the shares of the common stock issued upon the conversion of the notes and the shares of common stock underlying the common stock purchase warrants are granted piggyback registration rights. Warrants representing 9,808,517 common shares have not yet been exercised as of December 31, 2007.

During the last three quarters of 2006 and the first three quarters of 2007, the Company privately placed approximately $5,108,500 of 12% convertible promissory notes. These notes were convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date. There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue. Additionally, each investor was issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of Waytronx, Inc. common stock as is equal in value to one tenth the principal investment. Such value to be determined by the average per share closing bid price of Waytronx, Inc. common stock for the 10 days preceding the date of investment. As of December 31, 2007, 13,368,992 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 9,000,000 common shares are held in reserve as issuable upon the conversion of the balance of the promissory notes and the shares of common stock underlying the common stock purchase warrants and common share underlying the warrants.

The Company has the intention and a reasonable basis to believe that it will have the financial ability to make all payments on the Convertible Promissory Notes.

Employees, Consultants and Advisors
In an effort to attract high caliber qualified employees, management committed the Company to issue 4,611,501 underlying common shares relating to warrants and options to employees, consultants and members of the scientific advisory board and employee stock grants. These warrants and options have exercise prices ranging from $.01 to $.75 with terms of one (1) to five (5) years. Additionally, the Company dedicated 2,000,000 common shares to the Employee Incentive Plan, which have been registered under cover of Form S-8. As of December 31, 2007, the Company had issued 796,821 underlying common shares related to the Employee Incentive Plan.

Other than as described herein, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Recent Sales of Unregistered Securities
Common Stock
During 2007, 82,938 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the agreement.

During 2007, 500 shares of Series B Convertible Preferred stock and 125,000 shares of Series A Convertible Preferred stock were to be issued to an employee in accordance with his employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock 1,250,000 shares of its Common Stock were issued.

During 2007, 841,204 shares of common stock including warrants for 72,296 shares of common stock were issued, in relation to the conversion of promissory notes.

During 2007, 2,139,180 shares of common stock were issued in relation to the exercise of warrants.

During 2007, 4,246,154 shares of common stock were sold as part of stock purchase agreements and proceeds of $1,104,000 were received.

During 2007, 192,308 shares of common stock were issued as part of a funding finder’s fee agreement.

During 2007, 600,000 shares of common stock were issued for services performed by consultants. $230,000 of consulting expense was recorded in relation to these transactions based on the fair market value of the common stock on the date the agreement was signed.

During 2007, accrued dividends of approximately $22,300 were converted into 111,494 shares of common stock at a per share price of $0.20, for shareholders electing to convert accrued dividends to common shares.

During 2007, $60,000 of compensation expense was also recorded for stock to be issued based upon employment agreements for which the requisite service had been performed. 115,110 of these shares were issued during 2007.

Warrants
The following unregistered warrants to purchase common stock were issued during 2007. All other unregistered issuances of warrants are described in the 10-KSB filing for yearend 2006. For all stock transactions listed below, the company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these issuances.

The Company issued to an employee as a bonus a three year warrant to purchase 50,000 shares of its common stock for an exercise price of $0.28 per share.

Pursuant to the terms and conditions of promissory notes, the Company issued to each of three former note holders a three year warrant to purchase an aggregate of 72,296 common shares at per share prices ranging from $0.25 to $0.28 per share.

Series A and Series B Convertible Preferred Stock
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2007. All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-KSB filing for yearend 2006.

Series C Convertible Preferred Stock
There were no shares of Series C Convertible Preferred Stock issued. The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market For Common Equity And Related Stockholder Matters.

Shares Eligible for Future Sale
As of December 31, 2007, we had outstanding 156,780,626 shares of Common Stock. Of these shares, 63,744,409 shares are freely tradable without restriction or limitation under the Securities Act.

The 93,036,217 shares of Common Stock held by existing shareholders as of December 31, 2007 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2007, we had issued and outstanding 75,543 shares of Series A Convertible Preferred Stock, of which all are "restricted" within the meaning of Rule 144 as noted above. No shares of Series B or Series C Convertible Preferred Stock were issued and outstanding as of that date.

On January 23, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to the Securities Act of 1933, as amended, with respect to the offer, issuance and sale of an aggregate of 100,646,995 shares of our Common Stock being registered therein to certain of our stockholders named in the Prospectus and their transferees. An amendment to the Form SB-2 was filed October 9, 2007, offering an aggregate of 78,108,174 Common Shares. This amended registration statement was made effective October 26, 2007. The Company will not receive any proceeds from the sale of the shares, but the Company may receive proceeds from the Selling Stockholders if they exercise their warrants.

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

Item 6. Management's Discussion and Analysis

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2007 and un-audited 10-QSB filings for the first three quarters of 2007 and the notes thereto, all of which are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

Overview
Waytronx, Inc. has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, the Company has developed highly advanced, proprietary LED display solutions under the names RediAlert™ and Living Window™ and cooling applications through its WayCool product line. Waytronx is focusing its efforts on the WayCool cooling technology, which involves the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials.

During the year ended December 31, 2007, the Company continued to incur significant losses from operations. The Company incurred a net loss of $5,746,667 for the year ended December 31, 2007. This net loss includes non-cash charges of $317,356 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, $338,362 of non-cash amortization of the intrinsic value of convertible debt and the warrant related debt discount, and $2,048,538 of non-cash loss for the impairment of inventory.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s products during 2007. During the year ended December 31, 2007 the Company received proceeds of $1.4 million for secured notes. These funds have assisted the Company in continuing to develop its products, to fund the Company’s operations during development of the WayCool™ products, and the Company’s efforts to license the manufacture and sales of these products. The Company anticipates continuing to develop and expand its technology and product lines which will require additional funding.

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

Patent Costs
The Company estimates the patent applications it has filed will have a future beneficial value to the Company, thus it capitalizes the costs associated with filing for its patents. At the time the patent is issued, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not issued, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value to the Company will impact the other assets and expense accounts of the Company.

Revenue Recognition
The recognition of the Company’s revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include licensing rights to manufacture and sell our proprietary patent protected products. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. The Company does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources
General
The Company’s cash and cash equivalents balance at December 31, 2007 are $42,639 and a net working capital deficit at December 31, 2007 of $1,975,902. Operations and investments in equipment have been funded through cash from operations, equity financings and borrowing from private parties as well as related parties. It has also funded its operations through stock paid to vendors, consultants and certain employees.

Cash used in operations
The Company’s operating requirements generated a negative cash flow from operations of $2,879,173 during 2007.

During 2007 and 2006, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees. For 2007, the Company recorded a total of $281,900 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2007, the Company recorded two additional significant non-cash entries - $256,032 of non-cash amortization of the intrinsic value of convertible debt and the warrant related debt discount, and $2,048,538 of non-cash loss for the impairment of inventory.

As the Company focuses on the WayCool technology during 2008, it will continue to fund research and development related to these products as well as sales and marketing efforts related to these products. The Company does not expect to record significant revenue until its WayCool product line is fully developed and licensing agreements for the manufacture and sale of its products are in place and operational.

Capital Expenditures and Investments
During 2007, the Company invested $0 in fixed assets. Since the Company will license and not manufacture its products, the Company anticipates its fixed asset expenditures for 2008 to be negligible.

The Company invested $85,238 in patent costs and $50,000 in technology rights during 2007. The Company expects its investment in patent costs will continue throughout 2008 as it invests in patents to protect the rights to use its product developments.

Financing activities
During 2007, the Company received $177,500 of proceeds from secured convertible notes, $1,100,000 of proceeds from secured promissory notes and $80,000 of proceeds from unsecured promissory notes. During 2007, the Company converted $177,500 of convertible secured notes into 841,204 shares of its common stock. The Company plans on raising the capital needed to fund the further development and marketing of the Company’s products.

Recap of liquidity and capital resources
The Company is seeking to raise additional capital for the commercialization of its WayCool technology product lines which it believes will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines, additional funding will be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

Management expects the WayCool technology to be commercialized during 2008. The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses. If revenues are not sufficient to cover all operating and other expenses, additional funding will be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of December 31, 2007, we have no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2007 and 2006.

Revenue
During the year ended 2007, revenue was $157,258 and $256,688 for the same period during 2006. The revenue for year ended December 31, 2007 is comprised of $91,070 from RediAlertTM products, $48,823 from Living WindowTM products and related add-ons, and $17,365 from other. For the year ended December 31 2006, the Company recorded $100,670 from RediAlertTM products, $110,380 from Living WindowTM products and related add-ons, and $45,638 from sale of wireless modems.

During 2007, 86% of revenues were derived from three customers at 46%, 14% and 13%. During 2006, 69% of revenues were derived from four customers at 24%, 22%, 12% and 11%.

Cost of revenue
The cost of revenue for the year ended December 31, 2007 and 2006 was $2,318,602 and $1,586,823, respectively. The significant increase of $731,779 during 2007 compared to the prior year is primarily the result of a $2,048,538 inventory write-down of impaired inventory to net realizable market value.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses decreased from $6,422,006 for the year ended December 31, 2006 to $1,888,098 for the same period during 2007. This decrease of $4,533,908 or 70% is primarily the result of lower non-cash expenses and the reduction in staff and overhead expenditures versus the prior year.

The company anticipates its sales and marketing expenditures and general and administrative expenses to remain similar during 2008 compared to 2007 as the Company has significantly reduced its infrastructure during the fourth quarter of 2006.

Research and Development
The research and development costs are related to the LED sign and thermal management technologies to which the Company acquired the patent ownership rights. The decrease of $1,470,111 in research and development from $1,191,854 during the year ended December 31, 2007 compared to $2,661,965 during the same period in 2006 is a result of a decrease in non-cash compensation for research and development consulting services and reductions in headcount. The Company estimates that research and development expenses will remain similar during 2008 compared to 2007 as it continues to fund development of its WayCool thermal management technology.

Restructuring costs
The Company recorded no restructuring costs during 2007 while it incurred $13,967 of restructuring costs in 2006 related to the move from Florida to Oregon.

Impairment Loss
The Company recorded a $48,711 impairment loss during 2006. During the Fourth Quarter of 2006, the Company wrote off the remaining balance of its LED Truck resulting in an impairment loss of $48,214 as the truck was no longer generating revenue. During 2007, there was no impairment loss recorded.

Bad Debt
Bad debt expense has increased by $16,137 during 2007 compared to 2006. The Company does not anticipate this to be a large item during 2008.

Other Income
The Company recorded $80,873 of other income during 2007, primarily from the sale of the LED truck and office rental income. During 2006 the Company recorded $29,450 of other income, primarily from office rental income.

Investment Income
During 2004, in order for the Company to optimize its return on the equity funds it has raised, it invested in certain liquid marketable securities. During 2006 the Company recorded $40,576 of investment income net of any losses related to these investments, and $0 during 2007.

Financing Fees
During 2006, the Company engaged outside services to assist in raising capital. Based on funding acquired via this third party, financing fees (cash and warrants) of $1,268,100 were incurred during 2006. During 2007, there were no financing fees recorded.

Settlement Gain (Loss), Net
The Company recorded a net settlement gain (loss) for the year ended December 31, 2006 of $(2,478,325). The Company recorded a settlement gain during the fiscal year 2007 of $76,831.

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

During April 2006 the Company negotiated the terms of a full and final settlement with Fusion Three, LLC whereby Fusion Three, LLC relinquishes all rights and claims to any revenues and fees in consideration for the Company issuing to Fusion Three, LLC a three year warrant authorizing Fusion Three, LLC to purchase up to 5,600,000 shares of common stock at a per share price of $0.20. The Company also agreed to issue Fusion Three, LLC a warrant to purchase up to 1,200,000 shares of common stock at per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007. During the second quarter of 2006, the Company recorded a net settlement loss of $2,780,000 associated with this transaction. The Company recorded a settlement gain during the fiscal year 2007 of $76,831.

Change in value of warrant liability
During the year ended December 31, 2006, a gain of $3,718,543 was recorded for the change in fair value of derivative liabilities. The Company no longer has any financial instruments with indeterminate shares and as such the value of warrant liability at September 28, 2006 through December 31, 2007, has been reclassified to equity.

Intrinsic value of convertible debt and amortization of warrant related debt discount
The Company recorded an expense of $338,362 during 2007, and $3,647,451 during 2006, for the intrinsic value of convertible debt and the amortization of debt discount. The lower expense in 2007 of $3,309,089 for the year ended December 31, 2007, was due to a significant reduction in convertible debt.

Interest Expense
The Company incurred $283,657 and $395,214 of interest expense during 2007 and 2006, respectively. Interest expense in 2007 is for interest on the secured convertible notes payable and secured and unsecured promissory notes. Interest expense of $395,214 in 2006 is for interest on the secured convertible notes payable and secured and unsecured promissory notes.

Net Loss
The net loss of $5,746,668 for the year ended December 31, 2007 decreased $8,734,665 or 60% compared to the same period in 2006. The decrease in net loss during 2007 compared to 2006 is mainly the result of recording a lower expense $3,309,089 for the intrinsic value of convertible debt and amortization of debt discount related to the convertible notes payable, decreased net settlement loss of $2,401,494 primarily due to the Fusion Three, LLC transaction in 2006, and lower operating expenses of $5,198,380 resulting from decreased research and development costs, reduced staff and overhead expenditures and lower non-cash SG&A expenses.

Preferred Stock Dividends
During the year ended December 31, 2007 and 2006, the Company recorded Series A Convertible Preferred Stock dividends of $0 and $49,801, respectively. During 2006, Series A Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

During the year ended December 31, 2006, the Company recorded Series B Convertible Preferred Stock dividend income of $17,775 as it reversed prior year accruals of $17,900 pertaining to Series B Convertible Preferred Stock dividends partially offset by a dividend payment of $125.

Item 7. Financial Statements

The Financial Statements and the report of Webb & Company, P.A. dated March 20, 2008 are attached hereto and incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 2, 2007, the Registrant received and accepted the letter of resignation from its Independent Registered Public Accounting Firm, Salberg & Company, P.A., Boca Raton, Florida. The Public Accounting Firm’s report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles except that there was an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The decision to change accountants was by mutual consent because of the five years partner rotation requirement of Regulation S-X (17 CFR, Part 210). The Company has had no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Board of Directors and Audit Committee approved retaining Webb & Company, P. A., Boynton Beach, Florida as the Company’s Independent Registered Public Accounting Firm effective May 2, 2007.

Prior to engaging Webb & Company, P.A., we did not consult Webb & Company, P.A. regarding either:
1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to our company nor oral advice was provided by Webb & Company, P.A. that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either the subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Webb & Company, P.A., Webb & Company, P.A. has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to engage Webb & Company, P.A. as our independent registered public accounting firm.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures.
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.
In addition, there were no significant changes in the Company’s internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2007. The Company has not identified any significant deficiency or materials weaknesses in its internal controls, and therefore there were no corrective actions taken.

Management’s Report on Internal Controls over Financial Reporting
Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in our Audit Committee Charter and Audit Committee Policy and Procedures. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. A copy of our Audit Committee Charter can be viewed on our Website: www.waytronx.com.

Item 8B. Other Matters

There are no matters to be reported under this Item.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than eight members. Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal. Currently, there are five (5) directors. The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.waytronx.com.

April 24, 2007, the Board of Directors increased the Board of Directors from five to eight members and designated 10,000 preferred shares as Series C Convertible Preferred. The owners of the Series C preferred stock have the exclusive right to fill the three newly created board vacancies. This matter is described in more detail in this registration statement at the section entitled: Market for Common Equity and Related Stockholder Matters

Subject to terms of their employment agreements, if any, officers of the Company hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The Board of Directors has four standing committees: Audit Committee, Compensation Committee, Nomination Committee and Business Advisory Board. No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served. Our board currently appoints the members of the committees. Our Audit Committee and Compensation Committee each have a written charter approved by our board. Copies of the current committee charters and a description of our Nomination Committee are posted on our website at www.waytronx.com.

The following are officers and directors of the Company.

Name	Age	Position
William J. Clough, Esq.	55	President/Chief Executive Officer, Director and General Counsel
Bradley J. Hallock	48	Director, Corporate Secretary, Compensation Committee
John P. Rouse	49	Director
Tom Price	50	Director
Corey Lambrecht	38	Director
Clifford L. Melby	48	Chief Operating Officer

Given that Waytronx is a small entity, the Company is dependent on the efforts of a limited number of management personnel. The Company believes that because of the large amount of responsibility being placed on each member of its management team, the loss of services of any member of this team at the present time would harm its business. Each member of its management team supervises the operation and growth of one or more integral parts of its business.

Shareholder Communications
Company shareholders who wish to communicate with the Board of Directors or an individual director may write to Waytronx, Inc., 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861, (760) 727-1500, fax (760) 727-1505 or to the attention of an individual director. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Business Experience of Directors and Executive Officers
William J. Clough, Esq., President/Chief Executive Officer, Director and General Counsel
William Clough was appointed President and Chief Executive Officer September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Mr. Clough was a police officer for 16 years, working at the local, state, and federal levels. After working as a Federal Air Marshall in Southern Europe and the Middle East, in 1987 Mr. Clough attended law school; he received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He operated his own law firm with offices in Los Angeles, San Francisco and Honolulu for 12 years. Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States. He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court. Mr. Clough has represented large manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony and Mediacopy. Mr. Clough was appointed to the Board of Directors, effective March 1, 2006 and was reelected at the December 2006 shareholder’s meeting to serve an additional two year term.

Bradley J. Hallock, Director, Corporate Secretary, Compensation Committee, Audit Committee Chairman
Bradley J. Hallock was appointed to the Board of Directors in April 2004 and was re-elected at the December 2006 shareholders’ meeting to serve an additional two year term. Mr. Hallock brings to the board over 25 years of corporate experience. Mr. Hallock was the founder and Chief Executive Officer of C and R, Ltd., a provider of wholesale services to the automobile industry, with annual revenue in excess of $10,000,000. For three years, Mr. Hallock served as a Senior Executive for First America Automotive, Inc. (FAA), an $800,000,000 annual revenue company that was later acquired by Sonic Automotive, Inc. (NYSE:SAH). As a Senior Executive at FAA, he conceived and implemented the “Auto Factory” concept to vertically integrate used car operations across disparate retail franchises on a regional basis. He led the expansion of this concept into a $100,000,000 annual revenue division of FAA resulting with industry leading profitability. During his tenure at FAA, Mr. Hallock was a key member of the merger and acquisition team, where he was instrumental in the successful acquisition and integration of over 50 new car retail franchises.

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

Corey Lambrecht, Director
Corey Lambrecht is a 10+ year public company executive with broad experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht most recently served as Director of Sales for Leveraged Marketing Associates, the worldwide leader in licensed brand extension strategies. While Executive Vice President for Smith & Wesson Holding Corporation he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort, an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League. Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com. Mr. Lambrecht also has prior operational experience for a Scottsdale, Arizona residential and commercial development company.

Thomas A Price, Director
Effective December 10, 2007, Tom Price is appointed to the Company Board of Directors. Mr. Price is a business veteran with more than 30 years of business and operational management experience. He is the founder of Tom Price Dealership Group, a leading auto dealership that he grew to 11 franchises at six locations across California. Throughout the course of his career, Mr. Price has been involved in investor and manufacturer relations, and orchestrated the successful acquisition of his company, FirstAmerica Automotive by Sonic Automotive, one of the nation’s largest automotive retailers. Mr. Price has been credited for the successful completion of Serramonte Auto Plaza, an advanced, large-scale campus with innovative, industry-leading design features. Mr. Price also developed the multi-brand San Francisco Auto Repair Center and a conference facility in Larkspur, California.

Currently, Mr. Price is the owner of nine car dealerships in Northern California. He has received numerous awards for dealership excellence from manufacturers and has served on the National Dealer Advisory Boards of several major automobile manufacturers. He was Chairman of the Lexus National Dealer Advisory Board and charter member of the J.D. Power Dealer Roundtable. Mr. Price is also an active philanthropist. The Price Family Dealerships are major sponsors of Special Olympics of Marin, Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council and the Golden Gate Shootout. In 2005, the Price Family Dealership raised substantial funds for Katrina relief.

The Price Family Dealerships are very active in the community and are major sponsors of Special Olympics of Marin, A Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council, the Golden Gate Shootout and raised over $75,000 for Katrina relief in 2005.

Clifford L. Melby, Chief Operating Officer
Clifford Melby has in excess of 25 years of manufacturing management experience and more than 15 years of experience in investing, positioning and structuring companies for growth. His experience includes managing product outsourcing and new business development at Metal Form Inc., an aerospace manufacturing company specializing in computer numerical control (CNC) machining for jet aircraft manufacturers for customers such as Boeing, Bombardier, Air Bus and the U.S. Military. Mr. Melby was the CEO and President of Innovative Elegance, a manufacturer of CNC machined water jet and laser cut commercial products for casinos, retail outlets and commercial facilities. Clifford Melby was a private financing participant in the May 2001 purchase of Smith & Wesson by publicly traded Saf-T-Hammer Corp. (now Smith and Wesson Holding Corporation NASDAQ: SWHC) from London-based Tomkins PLC.

Section 16(a) Beneficial Ownership Reporting Compliance

Our Corporate Governance Practices
We have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines
Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of your Company. The governance guidelines can be found on our website at www.waytronx.com and are summarized below.

Monitoring Board Effectiveness
It is important that our board of directors and its committees are performing effectively and in the best interest of the Company and its stockholders. The board of directors and each committee are responsible for annually assessing their effectiveness in fulfilling their obligations.

Conducting Formal Independent Director Sessions
At the conclusion of each regularly scheduled board meeting, the independent directors meet without our management or any non-independent directors.

Hiring Outside Advisors
The board and each of its committees may retain outside advisors and consultants of their choosing at our expense, without management's consent.

Avoiding Conflicts of Interest
We expect our directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Our credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each director, executive and employee. In order to provide assurances to the Company and its stockholders, we have implemented standards of business conduct which provide clear conflict of interest guidelines to its employees and directors, as well as an explanation of reporting and investigatory procedures.

Providing Transparency
We believe that it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.waytronx.com.

Communications with the Board of Directors
Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to the Company at Waytronx, Inc., 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861, (760) 727-1500, fax (760) 727-1505. Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct
The board of directors has adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.waytronx.com or by making a written request to the Company at Waytronx, Inc., 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861, (760) 727-1500, fax (760) 727-1505 We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision therefrom, on our website at the same address.

Ensuring Auditor Independence
We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Code of Ethics
The Company Board of Directors adopted a Code of Ethics for Principal Executives and Financial Officers that describes the required conduct of honest and ethical behavior in the conduct of their duties. This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability. The Code of Ethics is available for viewing on our website at www.waytronx.com. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Waytronx, Inc., 2332 LaMirada Drive, Suite 400, Vista, California 92081-7861, (760) 727-1500, fax (760) 727-1505.

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

The Audit Committee is currently comprised of the Company Board of Directors. Bradley J Hallock serves as committee Chairman. Mr. Hallock is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards. Mr. Hallock has an understanding of generally accepted accounting principles and has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement. He has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves. The Board of Directors has determined that Mr. Hallock is an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.waytronx.com. The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

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
2.
Discussed with Webb & Company, P.A. the Company’s independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board;

3.	Received the written disclosures and letter from Webb & Company, P.A. as required by Independence Standards Board Standard No. 1; and
4.	Discussed with Webb & Company, P.A. its independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Webb & Company, P.A. is compatible with the auditor’s independence.

On May 2, 2007, the Registrant received and accepted the letter of resignation from its Independent Registered Public Accounting Firm, Salberg & Company, P.A., Boca Raton, Florida. The decision to change accountants was by mutual consent because of the five years partner rotation requirement of Regulation S-X (17 CFR, Part 210). The Company has had no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Board of Directors and Audit Committee approved retaining Webb & Company, P. A., Boynton Beach, Florida as the Company’s Independent Registered Public Accounting Firm effective May 2, 2007.

Item 10. Executive Compensation

Compensation Discussion and Analysis
Compensation Committee Members
The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans, and to produce an annual report on executive compensation for use in the Company's 10-KSB. The Compensation Committee consists of one member of the board of directors, Bradley J. Hallock.

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

•	To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers.
•	To establish and approve incentive levels and targets relevant to compensation of the executive officers.
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

Committee Meetings
Our Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held eight meetings during fiscal 2007. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants, or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:
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

The Chief Executive Officer and General Counsel generally attend the Committee meetings.  However, the Committee also regularly meets in executive session.  The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives and makes non CEO executive compensation recommendations to the Compensation Committee based on company performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board’s determination and approval of the executives’ and other members of senior management’s compensation, including base compensation, short-term cash incentives and long-term equity incentives.  The Chief Executive Officer’s performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

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

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, operating cash flow, as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, twenty five percent, of the executive officers’ incentive compensation. In 2007, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements; and general and administrative expense management.

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

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Submitted by:	Bradley J Hallock, Chairman
Compensation Committee

Summary Compensation Table
The following table sets forth the compensation paid by the Company for the fiscal years 2006 and 2007 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company. During fiscal year 2007, the Company changed Chief Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen sation ($)	Total ($)
Russell L. Wall, Former CEO /	2007	-	-	-	-	-	-	-	-
President/Director (1)	2006	-	-	-	-	-	-	-	-
Charles R. Baker, Former CEO /	2007	-	-	-	-	-	-	-	-
President (2)	2006	271,764	100,000	-	-	-	-	9,000	380,764
Mark R. Chandler Former COO /	2007	95,628	-	-	-	-	-	6,000	101,628
CFO (3)	2006	180,000	5,000	520,000	-	-	-	-	705,000
Clifford Melby, COO (5)	2007	60,000	-	-	-	-	-	-	60,000
	2006	-	-	-	-	-	-	-	-
William J. Clough CEO /	2007	180,000	27,000	-		-	-	13,000	193,000
General Counsel/Director (4)	2006	180,000	50,000	-	16,000	-	-	11,000	257,000

1.
Mr. Wall was named President/CEO effective November 9, 2006 and also served as a member of the Company’s Board of Directors. Mr. Wall did not stand for re-election to the Board of Directors and stepped down as CEO September 13, 2007

2.
Mr. Baker joined the Company on June 13, 2005 and stepped down as president August 28, 2006. During 2005, per his employment contract, Mr. Baker was issued by the Company a warrant to purchase 2,000,000 restricted common shares within three years from date of issuance at a per share price of $0.01. During 2005 as recognition for services as a Director of the Company, Mr. Baker was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.75. Per the terms of his employment agreement, Mr. Baker was paid a one time sign on bonus of $100,000 which was payable upon the successful completion of an equity round of financing by the Company.

3.
Mr. Chandler was issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock during 2006. He was issued 240,000 shares of the Company's Series A Convertible Preferred Stock during 2005. Mr. Chandler was the CFO until June 4, 2007.

4.
Mr. Clough joined the Company on September 1, 2005. During 2006 as recognition for services as a Director of the Company, Mr. Clough was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20. Per the terms of his employment agreement, Mr. Clough was paid a one time sign on bonus of $50,000 which was payable upon the successful completion of an equity round of financing by the Company. Effective September 13, 2007, Mr. Clough was appointed CEO/President.

5.
Mr. Melby joined the Company September 2007 as Chief Operating Officer. During 2007 Mr. Melby received restricted common stock valued at $60,000 for services rendered for the months of September, October and November 2007/

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth the outstanding equity awards at December 31, 2007 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Russell L. Wall (1)	600,000	-	-	0.25	10/6/2009	-	-	-	-
Charles R. Baker (2)	2,000,000	-	-	0.01	12/5/2010	-	-	-	-
Charles R. Baker (2)	100,000	-	-	0.75	3/1/2008	-	-	-	-
Mark R. Chandler (3)	500,000	-	-	0.25	10/6/2009	-	-	-	-
William J. Clough (4)	100,000	-	-	0.20	2/28/2009	-	-	-	-

1.
In recognition for services as a director of the Company, the Board of Directors during 2004 authorized issuance to Mr. Wall a warrant to purchase 700,000 restricted common shares within five years from date of issuance at a per share price of $0.25

2.
During 2005, per his employment contract, Mr. Baker was issued by the Company a warrant to purchase 2,000,000 restricted common shares within three years from date of issuance at a per share price of $0.01. During 2005 as recognition for services as a Director of the Company, Mr. Baker was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.75.

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

Director Compensation

No compensation was paid by the Company for fiscal year 2007 to the Company’s Board of Directors. No Director was compensated for the performance of duties in that capacity or for his/her attendance at Director’s meetings.

Employment Agreements
During fiscal year 2007, two executive officers were employed under employment agreements with the Company. The following are the employment agreements in force during fiscal year 2007 and through the date of this registration statement.

President, Chief Executive Officer and General Counsel
The Company executed an employment contract with William J. Clough, Esq., the registrant’s President and Chief Executive Officer and General Counsel. The agreement has a term of three years from December 13, 2005. The agreement contains provisions: to terminate the employee for “Just Cause” which will terminate employee compensation; penalty for termination of employee without just cause; medical and dental insurance coverage; employee confidentiality and non-compete obligations. Mr. Clough’s contract provides for a monthly salary of $15,000 plus an automobile allowance of $1,000. Mr. Clough will be paid a one time sign on bonus of $50,000.00 upon completion of an equity round of financing by the Company. In addition, Clough shall be paid an annual bonus as follows: During the first year of employment, a guaranteed bonus equal to twenty-five percent (25%) of his annual base salary with the potential of earning up to fifty percent (50%) of his annual base salary based upon performance. During the balance of the contract term, Clough shall be paid a minimum annual bonus of at least fifteen percent (15%) of his base annual salary with the potential of receiving up to twenty-five percent (25%) of his annual base salary based upon performance.

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

Chief Operating Officer
In September 2007 the Company entered into a month to month Employment Agreement with Clifford L. Melby to serve as the Chief Operating Officer. As compensation for services under his Employment Agreement, Mr. Melby is entitled to receive a salary calculated at the rate of $15,000 per month which sum shall be paid monthly to him by the issuance of Company restricted common stock. The number of common shares is required to be calculated at the end of each month using the average closing per share price for the month for which issuance is to be made. The common stock is required to be issued before the end of the succeeding month.

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

	Common Stock		Series A Convertible Preferred Stock		Series C Convertible Preferred Stock
Name and Address of Beneficial Owner (1)	Number	Percent of Class (2)	Number	Percent of Class (3)	Number	Percent of Class	Percent of all Voting Securities (5)

Bradley J. Hallock (5)	8,784,540	5.49%	-	-			5.49%
William J. Clough (6)	5,051,089	3.13%	-	-	-		3.13%
Russell L. Wall (7)	1,561,493	0.99%	-	-			0.99%
Mark R. Chandler (8)	9,405,285	5.94%	-	-			5.94%
Charles R. Baker (9)	2,100,000	1.31%	-	-			1.31%
John P. Rouse (10)	6,159,838	3.90%	-	-			3.90%
Clifford Melby	4,393,956	2.78%					2.78%
Tom Price	3,000,000	1.90%					1.90%
Steven S. Hallock (11)	7,724,627	4.89%	-	-			4.89%
Walter/Whitney Miles (12)	10,000,000	6.26%	-	-			6.26%
Kjell H. Qvale (13)	7,500,000	4.75%	-	-			4.75%
Jerry Ostrin		0.00%		59.57%			*
Joel Fedder		-		33.09%			*
Officers, Directors, executives as group	45,180,828	27.15%	-	-			27.14%

* Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Waytronx, Inc., 2580 NW Upshur Street, Portland, OR 97210.
(2)
Calculated on the basis of 156,780,626 shares of common stock issued and outstanding at December 31, 2007 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Calculated on the basis of 75,543 shares of Series A Preferred Stock issued and outstanding at December 31, 2007.
(4)
Calculated on the basis of an aggregate of 156,780,626 shares of common stock with one vote per share and 75,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at December 31, 2007, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.

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

(13)	All shares are owned by Kjell H. Qvale Survivors Trust.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2007, the Company had outstanding the following equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	1,203,179
Equity compensation plans not approved by security holders	4,839,001	$0.12	-
Total	4,839,001	$0.12	1,203,179

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

Equity compensation plans not approved by security holders
The Company has outstanding at December 31, 2007, the following options issued under equity compensation plans not approved by security holders:

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

During 2007, the Company issued options to a consultant for the right to acquire 50,000 shares of its common stock at an exercise price of $0.25. The options are fully vested and expire during 2010.

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

During 2007, the Company had employment agreements with its senior management. For description of the employment agreements, see “Executive Compensation” and “Employment Agreements”.

During May 2006 Fusion Three, LLC relinquished all rights and claims to any revenues and fees of the Company in consideration for a three year warrant authorizing Fusion Three, LLC to purchase up to five million six hundred thousand (5,600,000) shares of our common stock at a per share price of $0.20 plus a warrant to purchase up to one million two hundred thousand (1,200,000) shares of our common stock at a per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007. Regarding all of the common shares underlying the warrants, the Company was obligated to file a Form SB-2 registration statement with the SEC within no more than one hundred twenty (120) days from the date of the agreement.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property. Two of the current Board of Directors of the Company, Bradley J. Hallock and William J. Clough, have a controlling interest in the company (CH Capital) that is selling the intellectual property. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company’s fully diluted equity securities after giving effect to the Company’s fund raising efforts. The warrants have the same pricing and terms issued in connection with the Company’s private equity fund raising. On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for $800,000 and a three year warrant for 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office. For a more detailed explanation, please see the section above entitled “Intellectual Property Rights to WayCool Thermal Management Technology”.

During March 2005, the Company executed a $1.5 million unsecured six-month promissory note with a related party, CH Capital. The interest rate was 15% per annum. Interest only payments were due monthly until maturity of the note when the principal was due. Two of the current Company’s Board of Directors, Bradley J. Hallock and William J. Clough, have a controlling interest in CH Capital. The Company paid a $2,500 fee to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes the Company had outstanding. One former Director of the Company, Steven S. Hallock, participated in the substitute notes: promissory note of $1,000,000 held by a trust controlled by the director. The note held by the director was converted into common shares during 2006.

During the third quarter and fourth quarters of 2005, the Company executed three-month convertible promissory notes totaling $3.5 million. One of the note holders was the our former COO/CFO, Mark R. Chandler, who had a $100,000 note and another note holder is a current Director of the Company, Bradley J. Hallock, who had a $100,000 note. The Company amended the notes to extend them for an additional six months. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days which was a condition precedent to converting the notes to common stock, thus, the $100,000 note of Mark Chandler was converted into 400,000 shares of common stock and the $100,000 note of the director was converted into 400,000 shares of common stock.

During the first quarter of 2006, the Company entered into three-month convertible promissory notes with several note holders including one current Director and one former Director of the Company. Our director, John P. Rouse, had two notes totaling $1,100,000 while the former director, Steven S. Hallock, had a note in the amount of $250,000. During March 2006, the bid price of the Company’s stock exceeded $0.35 per share for five consecutive days which was a condition precedent to converting the notes to common stock, thus, the notes of the director totaling $1,100,000 were converted into 4,400,000 shares of common stock and the note of the former director totaling $250,000 was converted into 1,000,000 shares of common stock.

On August 28, 2006 the Company entered into a one-month promissory note for $150,000 with John P. Rouse who is a Director of the Company. Interest on this note accrued at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due October 28, 2006. On November 2, 2006 the Company paid the remaining principal and interest due of $153,200 on the promissory note.

In April of 2007 a three-month promissory note was entered into with a director and proceeds received totaling $80,000. Interest accrues at 12% per annum until the maturity of this note, at which time the principal is due. In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007.

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

The company also maintains an Internet site, which contains information about the company, news releases and summary financial data. The address of that site is http://www.waytronx.com.

EXHIBITS

The following exhibits are included as part of this Form 10-KSB.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[7]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.
4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.
4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.
4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.
4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.
10.1[2]	Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.
10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.
10.9[7]	Letter of Intent for Sale and Purchase of Certain Intellectual Property dated June 10, 2005 with Extension of Letter of Intent dated October 12, 2005.

10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated November 22, 2003.
10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.
10.12[2]	Addendum to Safety Harbor office, Suite 210, Lease Agreement dated February 1, 2004.
10.13[4]	Safety Harbor, Florida office, Suite 130, Lease Agreement dated October 15, 2004.
10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.
10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 22, 2003.
10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.
10.17[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital
10.18[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.19[4]	Contract between SMTC Manufacturing Corporation and Registrant dated November 9, 2004
10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005
10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.
10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.24[6]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.
10.25[6]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
13.1	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed February 24, 2006.
13.2	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed April 2, 2007.
14.1[5]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.
22.1	Proxy Statement and Notice of 2006 Annual Shareholder Meeting filed September 29, 2006.
22.2	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 150,000,000 to 200,000,000 filed May 19, 2006
22.3	Proxy Statement and Notice of 2007 Annual Shareholder Meeting filed November 6, 2007.
23.4[8]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-KSB filed herewith.
23.5[8]	Consent of Salberg & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-KSB filed herewith.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.
4	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
5	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.
6	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
7	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008
8	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)	A report on Form 8-K filed on January 18, 2007 announcing a licensing agreement with CUI, Inc.
(b)	A report on Form 8-K filed on February 2, 2007 announcing a one year licensing and royalty agreement with Thermaltake, Inc.
(c)	A report on Form 8-K filed on February 28, 2007 announcing a one year licensing and royalty agreement with OCZ, Inc.
(d)	A report on Form 8-K filed on May 2, 2007 announcing a change in certifying accountant.
(e)	A report on Form 8-K filed on May 15, 2007 announcing a financing agreement with Central Finance, LLC and authorization for Series C preferred stock.
(f)	A report on Form 8-K filed on June 6, 2007 announcing that Mark Chandler is no longer the Company CFO.
(g)	A report on Form 8-K filed on July 16, 2007 announcing the appointment of Corey Lambrecht to our Board of Directors.
(h)	A report on Form 8-K filed on September 17, 2007 announcing the resignation of Russell L. Wall as CEO and the appointment of William J. Clough as CEO/President and Clifford Melby as COO.
(i)	A report on Form 8-K filed on October 4, 2007 announcing the appointment of Bradley J. Hallock as Corporate Secretary.
(j)	A report on Form 8-K filed on January 7, 2008 announcing the corporate name change to Waytronx, Inc.

Item 14. Principal Accountants Fees and Services

Compensation of Auditors
Audit Fees. The financial statements of the Company, which are furnished herein as of December 31, 2007, have been audited by Webb & Company, P. A., Boynton Beach, Florida, Independent Registered Public Accounting Firm. Webb & Company, P. A. billed the Company an aggregate of $21,707,50 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2007. Salberg & Company, P.A. billed the Company an aggregate of $58,000 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2006. Audit related fees for 2007 were $0 and for 2006 were $9,800. The Company paid these sums.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Waytronx, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 20, 2008
William J. Clough

/s/ Cynthia M. Wilson	Interim CFO/ Principal	March 20, 2008
Cynthia M. Wilson	Accounting Officer

/s/ Bradley J Hallock	Audit Committee	March 20, 2008
Bradley J Hallock

Waytronx, Inc.

Financial Statements

December 31, 2007 and 2006

Waytronx, Inc.

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2 - F3

Balance Sheet	F-4

Statements of Operations	F-5

Statement of Changes in Stockholders’ Equity (Deficit)	F-6 - F-7

Statements of Cash Flows	F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Waytronx, Inc.:

We have audited the accompanying balance sheet of Waytronx, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waytronx, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $5,746,668 and cash used in operations of $2,801,937 in 2007 and an accumulated deficit of $48,717,719 at December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Boynton Beach, Florida
March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
Waytronx, Inc. (fka Onscreen Technologies, Inc.)

We have audited the accompanying balance sheet of Waytronx, Inc. (fka Onscreen Technologies, Inc.) as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waytronx, Inc. (fka Onscreen Technologies, Inc.) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 23, 2007

WAYTRONX, INC.
BALANCE SHEET
DECEMBER 31, 2007

Assets:
Current assets:
Cash and cash equivalents	$42,639
Accounts receivable, net of allowance of $19,803	7,000
Inventories, net	88,350
Prepaid expenses and other	20,160
Total current assets	158,149

Property and equipment, net	20,641

Other assets:
Note receivable	91,500
Technology rights, net	4,321,493
Patent costs, net	654,861
Deposits and other	58,710
Total other assets	5,126,564
Total assets	$5,305,354

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$294,327
Preferred stock dividends payable	5,054
Accrued expenses	135,898
Accrued compensation	90,858
Deferred revenue	13,080
Convertible notes payable, net of discounts of $55,165	1,594,834
Total current liabilities	2,134,051
Long term notes payable	100,000
Long term notes payable - related party	1,000,000
Total liabilities	3,234,051

Commitments and contingencies (Note 6)	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-
Convertible Series A, preferred stock, 5,000,000 shares authorized, 75,543 shares issued and outstanding liquidation preference of $75,543 at December 31, 2007	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at December 31, 2007	-
Common stock, par value $0.001; 200,000,000 shares authorized, 156,780,626 shares issued and outstanding at December 31, 2007	156,781
Additional paid-in capital	50,832,165
Subscription receivable	(200,000)
Accumulated deficit	(48,717,719)
Total stockholders' equity	2,071,303
Total liabilities and stockholders' equity	$5,305,354

See accompanying notes to financial statements

WAYTRONX, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues:
Product Sales	$157,258	$256,688
Total Revenue	157,258	256,688

Cost of revenues	2,318,602	1,586,823

Gross profit	(2,161,344)	(1,330,135)

Operating expenses
Selling, general and administrative	1,888,098	6,422,006
Research and development	1,191,854	2,661,965
Restructuring costs	-	13,967
Impairment,net	20,971	48,711
Bad debt	18,470	2,333
Total operating expenses	3,119,393	9,148,982
Loss from operations	(5,280,737)	(10,479,117)

Other income (expense)
Other income	80,873	29,450
Other expense	(3,076)	(1,695)
Investment income	1,460	40,576
Change in fair value of warrant liability	-	3,718,543
Financing fees	-	(1,268,100)
Settlement gain	76,831	301,675
Settlement loss	-	(2,780,000)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	(338,362)	(3,647,451)
Interest expense	(283,657)	(395,214)
Total other income (expense), net	(465,931)	(4,002,216)
Net loss	(5,746,668)	(14,481,333)
Preferred stock dividends	-	(32,025)
Net loss allocable to common stockholders	$(5,746,668)	$(14,513,358)
Basic and diluted net loss per common share	$(0.04)	$(0.13)
Basic and diluted net loss per common share allocable to common stockholders	$(0.04)	$(0.13)
Weighted average common shares outstanding	150,921,343	115,579,917

See accompanying notes to financial statements

WAYTRONX, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Series A
	Series B		Preferred Stock		Common stock
	Preferred		and Preferred		and Common
	Stock		Stock Issuable		Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	-	$-	1,885,718	$1,886	70,427,219	$70,427
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	9,635,858	9,636
Common stock issued for services and compensation	-	-	-	-	213,883	214
Common stock issued in conjunction with the conversion of debt	-	-	-	-	54,561,380	54,561
Beneficial conversion value and value of warrants issued with convertible debt	-	-	-	-	-	-
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	837,023	837
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	250,000	250	-	-
Series B Preferred Stock issued for services of employee	1,000	1	-	-	-	-
Series A Preferred Stock converted to common stock	-	-	(2,045,175)	(2,045)	10,201,875	10,202
Series B Preferred Stock converted to common stock	(1,000)	(1)	-	-	1,250,000	1,250
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	-
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2006	-	$-	90,543	$91	147,127,238	$147,127
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	3,472,118	3,472
Common stock issued for services and compensation	-	-	-	-	907,418	907
Common stock issued in conjunction with the conversion of debt	-	-	-	-	841,204	841
Issuance of common stock	-	-	-	-	4,246,154	4,246
Beneficial conversion value and value of warrants issued with convertible debt	-	-	-	-	-	-
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	111,494	111
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	-	-	(15,000)	(15)	75,000	75
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	-
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2007	-	$-	75,543	$76	156,780,626	$156,780

See accompanying notes to financial statements

(continued)

					Accumulated	Total
				Deferred	Other	Stockholders'
	Additional	Subscription	Accumulated	Compensation	Comprehensive	Equity
	Paid-in capital	Receivable	Deficit	and Consulting	Loss	(Deficit)

Balance, December 31, 2005	$25,088,614	$-	$(28,457,694)	$(142,674)	$(4,413)	$(3,443,854)
Reclassification to equity of accrued compensation payable in stock	469,112	-	-	-	-	469,112
Warrants and options granted for service and compensation	8,506,944	-	-	-	-	8,506,944
Reclassification of warrant liability, net	(3,718,543)	-	-	-	-	(3,718,543)
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	205,723	-	-	-	-	215,359
Common stock issued for services and compensation	8,595	-	-	-	-	8,809
Common stock issued in conjunction with the conversion of debt	13,040,950	-	-	-	-	13,095,511
Beneficial conversion value and value of warrants issued with convertible debt	4,648,065	-	-	-	-	4,648,065
Series A Preferred Stock dividends, $0.10 per share	-	-	(49,801)	-	-	(49,801)
Series A Preferred Stock dividends conversion to common stock	166,568	-	-	-	-	167,405
Series B Preferred Stock dividends reversal	-	-	17,776	-	-	17,776
Series A Preferred Stock issued for services of employee	249,750	-	-	(55,550)	-	194,450
Series B Preferred Stock issued for services of employee	269,999	-	-	(59,999)	-	210,001
Series A Preferred Stock converted to common stock	(8,157)	-	-	-	-	-
Series B Preferred Stock converted to common stock	(1,249)	-	-	-	-	-
Amortization of deferred compensation	-	-	-	258,223	-	258,223
Net loss for the year ended December 31, 2006	-	-	(14,481,333)	-	-	(14,481,333)
Unrealized losses on marketable securities	-	-	-	-	4,413	4,413
Comprehensive loss	-	-	-	-	-	(14,476,920)
Balance, December 31, 2006	$48,926,371	$-	$(42,971,052)	$-	$-	$6,102,537
Reclassification to equity of accrued compensation payable in stock	-		-	-	-	-
Warrants and options granted for service and compensation	-		-	-	-	-
Reclassification of warrant liability, net	-		-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	238,475		-	-	-	241,947
Common stock issued for services and compensation	280,993		-	-	-	281,900
Common stock issued in conjunction with the conversion of debt	176,659		-	-	-	177,500
Issuance of common stock	1,099,754	(200,000)	-	-	-	904,000
Beneficial conversion value and value of warrants issued with convertible debt	87,786		-	-	-	87,786
Series A Preferred Stock dividends, $0.10 per share	-		-	-	-
Series A Preferred Stock dividends conversion to common stock	19,700		-	-	-	19,811
Series B Preferred Stock dividends reversal	-		-	-	-	-
Series A Preferred Stock issued for services of employee	-		-	-	-	-
Series B Preferred Stock issued for services of employee	-		-	-	-	-
Series A Preferred Stock converted to common stock	2,428		-	-	-	2,488
Series B Preferred Stock converted to common stock	-		-	-	-	-
Amortization of deferred compensation	-		-	-	-	-
Net loss for the year ended December 31, 2007	-		(5,746,667)	-	-	(5,746,667)
Unrealized losses on marketable securities	-		-	-	-	-
Comprehensive loss	-		-	-	-	-
Balance, December 31, 2007	$50,832,165	$(200,000)	$(48,717,719)	-	-	2,071,301

See accompanying notes to financial statements

WAYTRONX, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(5,746,667)	$(14,481,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants and notes issued for compensation and services	287,356	2,220,617
Stock based settlement loss	-	2,780,000
Non cash settlement gain	-	(150,016)
Non-cash interest expense, amortization of beneficial conversion value and warrant related debt discounts	338,362	3,647,450
Bad debt	18,470	2,333
Write down of inventory to lower of cost or market	2,048,538	1,245,431
Amortization of technology rights	238,408	182,010
Amortization of patent costs	7,625	-
Amortization of website development	3,578
Amortization of deferred consulting and compensation	-	258,223
Amortization of deferred financing fees	-	381,050
Gain on disposal of assets	(17,029)	-
Loss on sale of marketable securities	-	4,413
Impairment of long-lived assets	-	48,711
Compensation and services expense payable in common stock	40,000	363,680
Depreciation	49,922	126,348
Increase in Warrant Liability	-	(3,718,543)
Other	-	-
(Increase) decrease in assets:
Accounts receivable and other receivables	(14,175)	(160)
Inventory	(11,153)	(2,815,909)
Note Receivable	23,500	(115,000)
Prepaid expenses and other current assets	121,314	13,966
Deposits and other assets	(40,115)	70,804
Increase (decrease) in liabilities:
Accounts payable	(186,633)	587,725
Accrued expenses	2,984	(19,031)
Accrued compensation	(9,142)	(30,310)
Deferred revenues	4,820	(1,080)
Deferred gain on sale of future revenues	-	-
Net cash used in operating activities	(2,840,037)	(9,398,621)
Cash flows from investing activities:
Investment in technology rights	(50,000)	(800,000)
Investment in patents	(79,521)	(153,869)
Proceeds from sales of marketable securities	-	31,291
Proceeds from sale of property and equipment	48,705	-
Purchase of property and equipment	-	(25,150)
Net cash used in investing activities	(80,816)	(947,728)
Cash flows from financing activities:
Series A convertible preferred stock dividends paid	-	(124)
Proceeds from notes and loans payable, net of expenses	357,500	10,499,950
Proceeds from notes or loans payable, related party	1,000,000	-
Payments on notes and loans payable	(80,000)	(525,475)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	1,115,492	215,358
Net cash provided by financing activities	2,392,992	10,189,709
Cash and cash equivalents at beginning of year	$570,501	$(156,640)
Cash and cash equivalents at end of year	42,639	727,141
Net increase in cash and cash equivalents	$(527,862)	$570,501

(continued)

Supplemental disclosure of cash flow information:

Interest paid	$155,642	$386,915
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt and accrued liabilities settled/paid with common stock, net of subscriptions receivable	$-	$-
Discount on debt for intrinsic value of convertible notes payable	$87,786	$4,987,618
Other comprehensive loss from unrealized loss	$-	$(4,413)
Termination of warrant and common stock returned	$-	$-
Common stock issued for conversion of Series A preferred stock and dividends	$22,314	$1,920
Common stock issued for conversion of Series B preferred stock	$-	$1
Common stock issued for accrued expense settlements	$-	$20,150
Common stock issued for deferred consulting and compensation	$25,000	$-
Common stock issued for services and compensation	281,900
Common stock issued for the conversion of debt	$177,500	$13,095,511
Value of warrants paid for intangible technology rights	$-	3,520,243
Accounts payable converted to note payable	$-	375,475
Common stock issued to settle accrued preferred stock dividends	$22,299	167,405
Accrual of preferred stock dividends	$-	32,025
Reclassification of common stock payable to equity	$-	469,112

See accompanying notes to financial statements

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Waytronx, Inc. (formerly known as OnScreen Technologies, Inc.) has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing patented and patent-pending thermal technologies and architecture we have developed highly advanced, proprietary LED display solutions and cooling applications. Waytronx is primarily focused on the commercialization of their innovative thermal cooling technology, WayCool.

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern. As reflected in the accompanying financial statements, we had a net loss of $5,746,668 and cash used in operations of $2,801,937 for the year ended December 31, 2007, and an accumulated deficit of $48,717,719 at December 31, 2007. The ability to continue as a going concern is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are continuing to raise additional capital which we believe will provide sufficient cash to meet the funding required to commercialize our technology product lines during 2008. As we continue to expand and develop technology and product lines, additional funding will be required. There have been negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available, if needed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include estimates used to review long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes all highly liquid investments with maturities of three months or less at the time of purchase.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with the revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $19,803 at December 31, 2007 is considered adequate. Receivables are determined to be past due based on the payment terms of original invoices.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At December 31, 2007 inventory is valued at $88,350. During 2007 $2,048,538 of inventories were written off and included in cost of revenues on the Statement of Operations.

Concentration of Credit Risk

Cash is maintained in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. We have not experienced any losses in such accounts through December 31, 2007.

Property and Equipment

Property and equipment are recorded at the lower of fair value or cost, less accumulated depreciation and amortization. Major additions are capitalized. Minor additions and maintenance and repairs which do not extend the useful life of an asset are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is primarily accounted for using the straight-line method over the assets’ estimated useful lives of three to seven years. Estimated useful lives are periodically reviewed and changes made prospectively where appropriate.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. There was no impairment recorded in 2007; see Note 3 for the impairment amounts that were recorded during 2006.

Identifiable Intangible Assets

As of December 31, 2007, $4,892,743 of costs related to technology rights acquired since 2003 have been capitalized. Technology rights are amortized over a twenty year life.

As of December 31, 2007, $668,204 of costs related to filing patent applications have been capitalized. When patents are approved, the costs are amortized over the life of the patent. Any patents not approved will be expensed at that time.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Accounting for Derivatives

Convertible debt, options, warrants or other contracts are evaluated to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Stock-Based Compensation

On January 1, 2006, Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” was implemented, which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation was recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the modified prospective application (“MPA”) was used. MPA requires all new stock compensation to employees to be accounted for using fair value. For any portion of awards made prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, compensation cost was recognized for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

See Note 7, for additional disclosure and discussion of the employee stock plan and activity.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Revenue Recognition

Revenue from products is recognized when persuasive evidence of an arrangement exists, the product(s) has been shipped, collectability is reasonably assured and the price is fixed or determinable. In the event that the contract provides for multiple elements (e.g., products, installation and training), the total amount invoiced is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the revenue is subject to forfeiture, refund or other contractual contingencies, revenue recognition will be postponed until these contingencies have been removed. Installation and training services are generally accounted for separately from product revenue for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements, and there is “vendor-specific objective evidence” of fair value for these services. Installation and education services revenue, is recognized when the service has been performed.

Revenue from warranty and maintenance activities is recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

Any rental income from the LED truck is recorded pro-rata as earned over the rental period.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in revenues.  Actual shipping and handling costs to ship products to our customers are included in cost of revenues, and were approximately $2,000 and $15,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at December 31, 2007.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $0, and $43,068, respectively.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

Valuation allowances have been established against deferred tax assets due to uncertainties in the our ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. An income tax benefit has not been recognized for its operating losses generated during 2007 and 2006 based on uncertainties concerning the ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2007 and 2006. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2007 and 2006, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2007 and 2006. The following table summarizes the potential common stock shares at December 31, 2007 and 2006, which may dilute future earning per share.

	2007	2006

Convertible preferred stock	402,986	497,987
Warrants and options	23,544,373	25,613,757
Convertible debt	8,250,000	8,250,000
	32,197,359	34,361,744

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Fair Value of Financial Instruments

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

Management believes the carrying amounts of the short-term financial instruments, including accounts receivable, notes payable and current liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2007 due to the relatively short-term nature of these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”):  In December 2006, the FASB issued. FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 has not had a material impact on our financial statements.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Segments

Waytronx operates as one segment. All internal analysis and financial reporting by management is performed as one segment.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

3. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2007:

Equipment	57,146
Computers and software	29,074
86,220
Less accumulated depreciation	(65,579)
$20,641

Depreciation expense for the years ended December 31, 2007 and 2006 was $49,922 and $126,348, respectively.

During 2006, management evaluated the recovery of the recorded value of the LED Truck and determined that, since no revenue was received from this truck during 2006, and the fair value of the truck was less than the net book value of the truck, there was an impairment loss of $48,214 which was included in operating expenses on the Statements of Operations. During 2007 this truck was sold for $38,000 and a gain on sale of assets was recorded.

4. TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS

Under a license agreement, an exclusive license was obtained in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches. Prior to 2006, a technology right intangible asset was recorded for the $522,500 paid for these rights.

Effective March 24, 2006, all right, title and interest in and to the WayCool technology, patent application and Letters Patent was purchased from CH Capital, Inc (CH Capital). CH Capital is a related party controlled by two directors and officers of Waytronx. To acquire this technology, CH Capital was paid $800,000 and issued a three year warrant to acquire up to 7,040,485 shares of common stock at $0.20 per share, valued at $3,520,243 using the Black Scholes option pricing model. The technology rights are amortized over the twenty-year estimated life of the technology, and at December 31, 2007 were as follows:

Technology Rights	$4,892,743
Accumulated Amortization	(571,250)
$ 4,321,493

Amortization of the technology rights during 2007 and 2006 was $238,408 and $182,009, respectively. The estimated annual amortization expense is $239,500 for each for the next four years. Management has evaluated the technology rights for impairment and based upon its projected cash flow analysis from this technology believes there is no impairment of these technology rights at December 31, 2007.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

5.  NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

Convertible notes payable and debt discounts as of December 31, 2007 and activity during 2007 are summarized as follows:

	Original	Notes	Notes	Balance
	Principal	Converted	Repaid	12/31/07
Balance at 12/31/2006	1,650,000	-	-	1,650,000
New notes in 2007	177,500	177,500	-	-
Total	1,827,500	177,500	-	1,650,000

	Beneficial
	Conversion		Reclassification	BCF Discount
	Feature	Amortization	to Equity	12/31/07

Balance at 12/31/2006	204,111	(159,717)	-	44,394
New notes in 2007	71,476	(71,476)	-	-
Total	275,587	(231,193)	-	44,394

				Warrant Value
	Warrant		Reclassification	Discount
	Value	Amortization	to Equity	12/31/07

Balance at 12/31/2006	101,631	(90,860)	-	10,771
New notes in 2007	16,310	(16,310)	-	-
Total	117,941	(107,170)	-	10,771

Unamortized discount at 12/31/2007				(55,165)

Convertible notes payable, net at 12/31/2007				1,594,835

The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by Waytronx, including the patent portfolio.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

On January 30, 2006, a non-convertible promissory note was entered into with a vendor for $375,475. The payment terms were $50,000 every two weeks for a total of seven payments and an eighth payment of $25,475 on May 12, 2006. At June 30, 2006, this note was paid off.

During February 2006, three-month convertible promissory notes were entered into with proceeds of $200,000, and with the option to extend these notes for an additional three-month period. Also during the first quarter of 2006, unsecured six-month convertible promissory notes totaling $5.1 million were executed with an interest rate of 12% per annum. For $200,000 of notes, the note holders had the right to convert the note to common stock at the lower of the exercise price of $0.25 per share or the price set for the equity round. For the $5.1 million of notes, the shares will convert to common stock if the bid price reaches or exceeds $0.35 for five consecutive days, then the notes will convert at $0.25 per share or the note holder could elect at any time to convert the note at $0.25 per share to common stock shares. The beneficial conversion intrinsic value related to the convertible feature of the debt was valued at $814,237 and amortized over the three- to six-month term of the notes. For each note, the note holder received a warrant of one share of common stock for each $1 of note principal. The proceeds of the note were allocated to the note and warrants based upon the fair market value of each. This resulted in a discount on notes of $897,061 relating to the warrants which was amortized over the three- to six-month term of the notes. Interest only payments are due monthly until the maturity of this note at which time the principal is due. If the note is paid prior to the maturity date or the extended maturity date, interest is required to be paid for the entire three- or six-month periods. The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned including the patent portfolio.

In February 2006 certain notes that were issued in 2005 with principal amounts of $4,950,000 were amended to extend the notes for an additional six months. The terms of the amended notes included automatic conversion to shares of common stock if the bid price reaches or exceeds $0.35 for five consecutive days. The notes would then convert at $0.25 per share. In addition a warrant for 1 share of common stock for every $1.00 of note principal balance was given to the note holders. These warrants were recorded as a discount to debt at their fair market value of $898,500 and amortized over the term of the notes.

During March 2006, the stock bid price exceeded $0.35 per share for five consecutive days and convertible debt totaling $10,050,000 was converted into 40,200,000 shares of common stock. For those convertible debt instruments that had a beneficial conversion feature, interest expense of $1,362,093 was recorded related to the remaining intrinsic value of convertible debt and amortization of debt discount of the notes at the time the debt was converted into common stock. For those convertible debt instrument that did not have a beneficial conversion feature, the unamortized debt discount of $1,012,102 was recorded as a credit to equity at the time of conversion pursuit to EITF 98-5.

On April 4, 2006, $250,000 of convertible unsecured notes was converted into 1,000,000 shares of common stock at $0.25 per share. Interest expense of $127,500 related to the remaining intrinsic value of convertible debt and amortization of debt discount of the notes was recorded at the time the debt was converted.

In summary as of June 30, 2006 the convertible debt totaling $10,300,000 was converted into 41,200,000 shares of common stock.

On May 19, 2006 a promissory note of $500,000 was entered into. Interest on this note accrues at the rate of 10% per annum and is payable at the time the note was paid in full. The note was payable when a proposed offering of securities, with the note holder as placement agent, closes, or, in the event that the proposed offering did not close on or before the close of business on October 31, 2006, thirty days after demand for payment from the holder. This note was not convertible. The note holder agreed to accept 1,828,517 shares of common stock at the then current stock price as payment of the principal balance and accrued interest of $26,613. Accordingly no gain or loss was recognized for this transaction. These shares were issued on December 4, 2006.

On May 15, 2006 a promissory note was entered into with a shareholder for $1,000,000. Interest accrues at 12% per annum, payable monthly, with the first interest payment of $10,000 due June 5, 2006. The principal was payable in one installment on November 15, 2007. The note holder has the right to convert the note into common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date, or $0.20. These conversion terms are pursuant to an amendment as of September 28, 2006. Prior to the amendment, the embedded conversion option qualified as a derivative since the conversion rate was variable as there was no floor on the conversion price (see further discussion in Note 8). Accordingly, pursuant to FASB 155, this note was recorded at its fair value of $1,000,000 as of the issuance date. Unamortized debt discount as of December 31, 2006 was $52,439. Waytronx did not repay this note on the due date and is currently in default on the note. The noteholder has verbally agreed to extend the term of the note at the same interest rate.

On August 28, 2006 Waytronx entered into a one-month non-convertible promissory note with a director for $150,000. Interest on this note accrues at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due by October 28, 2006. This note was paid as of December 31, 2006.

During August 2006, unsecured eighteen-month convertible promissory notes were entered into totaling $486,000. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date, or $0.20. During September and October 2006, note holders converted $486,000 of these notes into common stock.

During September 2006, unsecured eighteen-month convertible promissory notes totaling $240,000 were entered into. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date, or $0.20. During September and October 2006, note holders converted $140,000 of these notes into common stock. Unamortized debt discount as of December 31, 2006 was $40,378.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During October 2006, unsecured eighteen-month convertible promissory notes totaling $3,205,000 were entered into. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes, at which time the principal is due. The note holder has the right to convert the note to common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date, or $0.20. During October 2006, note holders converted $2,655,000 of these notes into common stock. Unamortized debt discount as of December 31, 2007 is $55,165.

During 2007, eighteen-month secured convertible promissory notes were entered into totaling $177,500. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at the greater of a per share price equal to 80% of the average closing bid price of the stock for 10 days preceding the conversion date or $0.20. During 2007, note holders converted $177,500 of the notes into common stock.

During 2007, twenty-four month secured promissory notes were entered into and proceeds received totaling $1,100,000. $1,000,000 of the proceeds was from a related party. (See Note 9) Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.

In April of 2007, a three-month promissory note was entered into with a director and proceeds received totaling $80,000. Interest accrues at 12% per annum until the maturity of this note, at which time the principal is due. In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007.

						Later
	2008	2009	2010	2011	2012	Years
Note Payable Maturities:	$1,650,000	$1,100,000	$-	$-	$-	$-

6. COMMITMENTS AND CONTINGENCIES

Legal Matters

Waytronx may be involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that any of these matters, or these matters in the aggregate, will have a material adverse effect on the financial position or results of operations.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Royalty and License Fee Agreements

There are no commitments owed under royalty and license fee agreements.

Employment Agreements

Corporate Secretary, General Counsel and Executive Vice President of Corporate Development
On December 12, 2005, Waytronx executed an agreement with the Corporate Secretary, General Counsel and Executive Vice President of Corporate Development (“Corporate Secretary”) that expires November 21, 2008. The Corporate Secretary’s annual salary is $180,000. The Corporate Secretary is eligible to receive a one-time sign-on bonus of $50,000 upon completion of an equity round of financing. The Corporate Secretary is also eligible for annual bonuses with a minimum 25% bonus of his salary and the potential to receive up to 50% bonus of his salary.

Director of Administration
In accordance with the Director of Administration’s employment agreement, he is paid an annual salary of $75,000 and a stock bonus of common stock equal in value to $25,000 within two and one-half months after the end of each year he is employed. The employment agreement expires May 21, 2008. At December 31, 2007, $25,000 was accrued related to the common stock bonus that is to be issued per his agreement for his 2007 service period.

Leases

On October 15, 2004 a five year lease was signed with Safety Harbor Centre, commencing December 1, 2004 and ending on November 30, 2009, for an office suite at a monthly rental of $2,814 (plus a pro rata share of common area maintenance and taxes).

Effective November 11, 2005, the corporate home office was relocated to 600 NW 14th Avenue, Suite 100, Portland, Oregon 97209, and a field office retained in Safety Harbor, Florida. In October 2005, a lease was signed with Market Place I & II, LLC for 7,500 square feet of office space in Portland, beginning November 1, 2005 and ending December 31, 2010. This lease is renewable for an additional five years at Waytronx’s option. The initial monthly base rent is $9,062.50 for December 2005 through October 2007, thereafter the rent increases slightly.

In February of 2008 this lease was terminated by mutual agreement in exchange for the release of Waytronx from any liability for future rents, with a termination payment of $22,000.

Rental expense was $220,290 and $295,863 in 2007 and 2006, respectively, and is included in selling, general and administrative on the statement of operations.

						Later
	2008	2009	2010	2011	2012	Years
Operating Leases:	$33,768	$30,954	$-	$-	$-	$-

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Consulting Agreements

In February 2006, an agreement was entered into with a consultant to provide research and development services with a monthly fee of $50,000 over a one-year period. In October 2006 this agreement was modified to change the monthly fee to $15,000 and extend the term of the agreement for a period of one year from the date of modification.

In April 2006, an agreement was entered into with a consultant to provide research and development services with a monthly fee of $15,000 over a one-year period. In October 2006 this agreement was modified to change the monthly fee to $25,000 and extend the term of the agreement for a period of one year from the date of modification.

In June 2006, an agreement was entered into with a consultant to provide sales and marketing services for a monthly fee of $15,000. This agreement was terminated in December 2006.

In July 2006, an investor relations agreement was entered into for monthly fees of $10,000 plus expenses and to grant options for the purchase of up to 200,000 shares of common stock at exercise prices ranging from $0.60 to $1.05 per share.

On January 1, 2007, an agreement was entered into with a consultant to provide research and development services. For these services, the consultant is paid a monthly fee of $5,000 over a one-year period.

In August of 2007 an agreement was entered into with a consultant to provide strategic marketing services. For these services, through March of 2008, the consultant is paid a fee of $120,000 in quarterly installments. In addition, the consultant has the ability to earn up to 1,500,000 shares of common stock for goals achieved per the agreement.

7. STOCKHOLDERS’ EQUITY

 Convertible Preferred Stock Series A

5,000,000 shares of preferred stock were designated as new Series A Convertible Preferred Stock (“Series A”). The Series A is convertible to common shares on a four-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2006, 250,000 shares of Series A convertible preferred stock were issued to the CFO in accordance with his employment agreement. The 250,000 shares of Series A convertible preferred stock were valued at $1.00 per share based on contemporaneous cash sales around the grant date. The value of these shares of $250,000 was expensed over the requisite service period through December 2006. During July 2006, 125,000 shares of the Series A convertible preferred were converted into 625,000 shares of common stock at the conversion ratio of four common plus one bonus share for each share of Series A Preferred. The balance of 125,000 shares due was issued and immediately converted into 625,000 shares of common stock using the same conversion ratio and included in the statement of changes in stockholders equity in “series A Preferred stock issued for service of employees”.

During 2006, 24,000 shares of Series A convertible preferred stock were converted into 96,000 shares of common stock at the request of certain Series A convertible preferred stock holders.

During 2006, 1,896,175 shares of the Company’s Series A convertible preferred stock were converted into 9,480,875 shares of common stock at the request of certain Series A convertible preferred stock holders. The conversion ratio was four common plus one common bonus share for each share of Series A Preferred. Accrued dividends of approximately $167,405 were also converted into 837,023 shares of common stock at a per share price of $0.20 for those shareholders who elected to convert accrued dividends to common shares.

During 2006, Series A convertible preferred stock dividends of $49,801 were recorded.

During 2007, the Company converted 15,000 shares of the Company’s Series A convertible preferred stock into 75,000 shares of the Company’s common stock at the request of certain Series A convertible preferred stock holders.

Convertible Preferred Stock Series B

On February 3, 2004, the board of directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B”). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share payable quarterly as authorized by the Board, and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. Once the Series B shares have been issued, they cannot be reissued. On the Balance Sheet, the shares issued are higher than the shares outstanding due to the conversion of the Series B to common stock.

During 2006, 1,000 shares of Series B convertible preferred stock were issued to the CFO in accordance with his employment agreement. The 1,000 shares of Series B convertible preferred stock were valued at $270 per share based on contemporaneous cash sales around the grant date. The value of these shares of $270,000 was expensed over the requisite service period. During 2006, 500 shares of Series B convertible preferred were converted into 625,000 shares of common stock at the conversion ratio of 1,000 common plus 250 common bonus shares for each share of Series B Preferred. The balance of 500 shares due was issued and immediately converted into 625,000 shares of common stock using the same conversion ratio and included in the statement of changes in stockholders equity in “Series B Preferred stock issued for services of employee”.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2006, Series B convertible preferred stock dividends of $125 were recorded and paid and reversed prior accrued dividends payable of $17,900 per agreement with the Series B stockholders due to the conversion of the preferred stock for a net effect of $17,776.

Convertible Preferred Stock Series C

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

Common Stock Dividend Restrictions

There is a restriction on the common stock dividends as any cumulative preferred stock dividends are required to be paid prior to any common stock dividends being paid. Also, retained earnings would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1 per share Series A and $240 per share Series B liquidation preferences.

Common Stock Issuances

During 2006, 100,000 shares of common stock were issued for investor relations services. These shares were valued at $20,000 based upon the $ 0.20 per share quoted market price of the stock on the date of grant and this was recorded as and administrative expense during 2006

During 2006, 113,883 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price of $0.2195 per share at December 31, 2005, in accordance with the employee’s employment agreement.

During 2006, $10,300,000 of convertible unsecured notes was converted into 41,200,000 shares of common stock at $0.25 per share. Related debt discounts of $1,012,102 for convertible debt with no beneficial conversion feature at the issuance date were charged to additional paid in capital.

During 2006, warrants were exercised and issued for 7,775,000 shares of common stock at a price of $0.01.

During 2006, $3,281,000 of convertible unsecured notes was converted into 11,532,863 shares of common stock at prices ranging from $0.27 to $0.30 per share.

During 2006, warrants were exercised and issued for 220,858 shares of common stock at a price of $0.01.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2006 warrants for 940,000 shares common stock issued to former employees were exercised at a price of $0.01 per share.

During 2006 the Chief Financial Officer exercised a warrant for 100,000 shares common stock at a price of $0.25 per share.

During 2006, 500,000 shares of common stock were issued at $0.20 per share under Employee Equity Ownership agreements.

During 2006 1,828,517 shares of common stock were issued as payment of $526,613 in principal and interest due to a noteholder.

During 2006, 100,000 shares of common stock were issued for sales and marketing services. These shares were valued at $20,000 based on the quoted market price of the stock on the date of grant and were recorded as consulting expenses during 2006.

Based upon employment agreements for which requisite services had been performed by January 1, 2006 when SFAS 123(R) was implemented, $469,112 was reclassified from a liability account. It had previously been recorded as accrued expense payable with common stock recorded on the balance sheet. An additional $222,563 of compensation expense was also recorded for stock that is to be issued based upon employment agreements for which requisite services had been performed as of December 31, 2006. The total amount is included in the statement of changes in stockholders’ equity in “common stock issued for services, compensation and accrued settlement”.

During the year ended December 31, 2006, $340,840 of consulting expense was recorded for stock warrants for non-employees to acquire 698,001 shares of common stock for services provided. The value was based upon fair market value of the options using the Black-Scholes option model.

On June 29, 2006, shareholder approval was obtained to increase the number of authorized common stock shares from 150,000,000 to 200,000,000.

During 2007, 82,938 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2006, in accordance with the agreement.

During 2007, 500 shares of Series B Convertible Preferred stock and 125,000 shares of Series A Convertible Preferred stock were to be issued to an employee in accordance with his employment agreement. The 125,000 shares of Series A Convertible Preferred stock was valued at $1.00 per share based on contemporaneous cash sales. The 500 shares of Series B Convertible Preferred stock was valued at $270 per share based on contemporaneous cash sales. The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement. In lieu of the Convertible A and B Preferred stock 1,250,000 shares of its Common Stock were issued.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2007, 841,204 shares of common stock, and warrants for 72,296 shares of common stock were issued, in relation to the conversion of promissory notes.

During 2007, 2,139,180 shares of common stock were issued in relation to the exercise of warrants.

During 2007, 4,246,154 shares of common stock were sold as part of stock purchase agreements and proceeds of $1,104,000 were received.

During 2007, 192,308 shares of common stock were issued as part of a funding finder’s fee agreement.

During 2007, 600,000 shares of common stock were issued for services performed by consultants. $230,000 of consulting expense was recorded in relation to these transactions based on the fair market value of the common stock on the date the agreement was signed.

During 2007, accrued dividends of approximately $22,300 were converted into 111,494 shares of common stock at a per share price of $0.20, for shareholders electing to convert accrued dividends to common shares.

During 2007, $60,000 of compensation expense was also recorded for stock to be issued based upon employment agreements for which the requisite service had been performed. 115,110 of these shares were issued during 2007.

During 2007, 175,000 of common shares were issued to a shareholder for the conversion of 40,000 shares of Series A Convertible Preferred stock, at a ratio of four common plus one common bonus share for each share of Series A Preferred.

Non-Employee Stock Warrants

During 2004 warrants were granted to certain service providers to purchase 1,395,736 shares of common stock at exercise prices ranging from $0.25 to $0.50 and are recognized as consulting expense over the period of each consultant’s agreement. These warrants were valued at an aggregate of $707,352 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% to 2.03%. At December 31, 2006, 75,000 of these warrants were outstanding.

During 2006 two directors were granted a total of 200,000 options. The exercise prices are $0.20 for 100,000 of the options and $0.61 for the other 100,000 options. An intrinsic value of $62,000 was recorded related to these stock options. They were valued using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 3 years, volatility of 131% - 137%, zero expected dividends and a discount rate of 4.69% to 4.70%.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2006 warrants to purchase 11,222,629 shares of common stock were granted in connection with the conversion of convertible debt. These warrants have an exercise price of $0.01. As of December 31, 2006 7,995,858 shares of common stock have been issued for the exercise of these warrants and included in the statement of stockholders equity in “Common stock issued for options and warrants exercised in exchange for cash and accrued compensation”. These warrants were valued and expensed at $2,117,256 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 3 years, volatility of 99.7% - 151.0%, zero expected dividends and a discount rate of 4.70% to 5.00%.

During 2006 warrants were granted to purchase 6,800,000 shares of common stock as part of a settlement agreement with Fusion Three, LLC with exercise prices of $0.20 for 5,600,000 shares, $0.35 for 300,000 shares, $0.50 for 300,000 shares, $0.75 for 300,000 shares and $1.00 for 300,000 shares. These warrants were valued at $2,780,000 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 1.58 - 3 years, volatility of 130.0% - 151.4%, zero expected dividends and a discount rate of 4.86% to 4.88%. A settlement loss of $2,780,000 was recognized.

During 2006 warrants were granted for 628,001 shares of common stock to various consultants in exchange for services provided with exercise prices ranging from $0.01 to $0.33, and were valued and expensed at $286,640 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 1 - 3 years, volatility of 124.2% - 159.5%, zero expected dividends and a discount rate of 4.58% to 5.05%. Warrant expense was recognized at date of grant. As of December 31, 2006 100,000 shares of common stock has been issued for the exercise of these warrants.

During 2006 warrants were granted for 1,600,000 shares of common stock for payment of financing fees with an exercise price of $0.20. These warrants were valued and expensed at $768,000 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 5 years, volatility of 152.2%, zero expected dividends and a discount rate of 4.95%. Warrant expense was recognized at date of grant.

During 2006 warrants were granted to purchase 7,040,485 shares of common stock as part of the purchase of the WayCool patent rights with an exercise price is $0.20. These warrants were valued at $3,520,243 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 3 years, volatility of 131.4%, zero expected dividends and a discount rate of 4.69%. The value of the warrants is included in Technology Rights.

During 2007 warrants were granted to purchase 50,000 shares of common stock as part of an agreement with a contractor with an exercise price of $0.25. These warrants were valued at $7,000 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 3 years, volatility of 118.7%, zero expected dividends and a discount rate of 4.56%. The value of the warrants is included in general and administrative expenses.

During 2007 warrants to purchase 47,296 shares of common stock were granted in connection with the conversion of convertible debt. These warrants have an exercise price of $0.01. As of December 31, 2007, all 47,296 shares of common stock have been issued for the exercise of these warrants and included in the statement of stockholders equity in “Common stock issued for options and warrants exercised in exchange for cash and accrued compensation”. These warrants were valued and expensed at $13,140 using the Black-Scholes Options Pricing Model with the following assumptions: expected life of 3 years, volatility of 101.1% - 104.5%, zero expected dividends and a discount rate of 4.76% to 4.90%.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

A summary of the warrants issued to non-employees for services as of December 31, 2007 and 2006 and changes during the years is presented below:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	20,150,257	$0.19	75,000	$0.25
Granted	97,296	$0.01	28,171,115	$0.14
Exercised	(1,889,180)	$0.11	(8,095,858)	$0.01
Forfeited	(1,300,000)	$0.60	-	$-
Balance at end of period	17,058,373	$0.16	20,150,257	$0.19

Warrants exercisable at end of period	17,058,373	$0.16	20,150,257	$0.19
Weighted average fair value of warrants granted during the period		$0.27		$0.37

During 2007, warrants to purchase 1.3 million shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding that were issued for services at December 31, 2007:

Warrants Outstanding and Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01	3,414,887	0.27 Years	$0.01
0.20	13,340,485	1.19 Years	0.20
0.25	123,001	0.01 Years	0.25
0.33 - 0.35	30,000	0.01 Years	0.35
0.50 - 1.00	100,000	0.01 Years	0.74

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Employee Stock Options and Warrants

On January 1, 2006, the Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” was implemented, which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the modified prospective application (“MPA”) was used. MPA requires all new stock compensation to employees to be accounted for using fair value. For any portion of awards made prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006 was recognized. The fair value for these awards is determined based on the grant-date. As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

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

On August 25, 2005, the Board of Directors approved the 2005 Equity Incentive Plan (“2005 Plan”) for 2,000,000 shares of the Company’s common stock. The 2005 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and to further the interest of the shareholders. The 2005 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time an option is granted but the exercise price shall not be less than the fair market value on the date the options is granted. Stock options granted under the 2005 Plan have a maximum duration of 10 years. At December 31, 2007 there are 1,203,179 shares of common stock available under the 2005 Equity Incentive Stock Plan..

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

During the years ended 2007 and 2006, the Company recorded compensation expense of $5,456 and$1,090,061, respectively, for stock options that the requisite service was performed during the year. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black-Scholes option model in accordance with SFAS 123(R) as discussed in section (I) - Employee Stock Options and Warrants.

A summary of the warrants and options issued to employees as of December 31, 2007 and 2006 and changes during the year are presented below:

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

	2007		2006
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	5,463,500	$0.14	6,112,500	$0.19
Granted	-	-	8,757,485	0.04
Exercised	(250,000)	0.01	(1,540,000)	0.08
Expired	(225,000)	0.34	(1,433,750)	0.31
Forfeited	(457,500)	0.13	(6,432,735)	0.03
Balance at end of period	4,531,000	$0.13	5,463,500	$0.14
Warrants and options exercisable at end of period	4,531,000	$0.13	4,978,500	$0.14

A summary of non-vested warrants and options issued to employees as of December 31, 2007 is presented below.

		Weighted
		Average
		Grant
		Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2007	485,000	0.45
Granted	-	-
Vested	27,500	0.33
Forfeited	457,500	0.13
Non-vested at December 31, 2007	-	-

The weighted average fair value of warrants and options granted during the periods are as follows:

	2007	2006
Exercise price lower than the market price	N/A	$0.36
Exercise price equaled the market price	N/A	$0.52
Exercise price exceeded the market price	N/A	$0.16

The fair value of warrants granted during 2006 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 130% - 202%, risk-free interest rates of 4.41% - 5.52%, and expected lives of 3 months to - 5 years.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

The following tables summarize information about employee stock warrants and options outstanding at December 31, 2007 and December 31, 2006:

Warrants and Options Outstanding December 31, 2007				Warrants and Options Exercisable December 31, 2007
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.01	2,466,000	2.07 Years	$0.01	2,466,000	$0.01
0.20 - 0.25	1,900,000	1.03 Years	0.24	1,900,000	0.24
0.35 - 0.50	15,000	0.01 Years	0.50	15,000	0.50
0.55 - 0.75	150,000	0.03 Years	0.75	150,000	0.75
	4,531,000	3.13 Years	$0.13	4,531,000	$0.13

Warrants and Options Outstanding December 31, 2006				Warrants and Options Exercisable December 31, 2006
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.01	3,066,000	2.65 Years	$0.01	2,716,000	$0.01
0.20 - 0.25	2,060,000	1.02 Years	0.25	2,035,000	0.24
0.35 - 0.50	55,000	0.06 Years	0.42	35,000	0.44
0.55 - 0.75	282,500	0.24 Years	0.66	192,500	0.61
	5,463,500	3.98 Years	$0.14	4,978,500	$0.14

8. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

On January 1, 2006, the Company implemented SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement allows the Company to elect fair value measurement of hybrid financial instruments on an instrument-by instrument basis in cases in which a derivative would otherwise have to be bifurcated.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

9. RELATED PARTY TRANSACTIONS

On February 3, 2004, an agreement was reached with Fusion Three, LLC (“F3”) in a Master Settlement and Release Agreement whereby, in consideration for the exchange of mutual releases and F3 relinquishing any claim to any benefits of the Waytronx technology (including license payments), $150,000 was paid to F3 plus an annually declining percentage of Waytronx revenue of 5% in 2005 declining to 2% in 2008 and thereafter. In the event of a change of control of the Company, the percentage of revenue shall terminate and a single payment shall be made to F3 ranging from 10% of the appraised value of Waytronx if such appraised value is $100,000,000 or less, 7½% of the appraised value between $100,000,001 and $200,000,000, 5% of the appraised value between $200,000,001 and $300,000,000, 4% of the appraised value between $300,000,001 and $400,000,000, 3% of the appraised value between $400,000,001 and $500,000,000, and 2% of any appraised value between $500,000,001 and $600,000,000. At the time the Company entered into this agreement, the former President of the OnScreen Products Division, Stephen K. Velte, was the manager of F3. In May 2006, F3 relinquished all of its revenue rights. For a more detailed explanation, please see the section above entitled “Fusion Three, LLC Settlement” in Item 1, part 1 of the 10-KSB.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

On January 10, 2005 and February 16, 2005, the inventor/owner of the OnScreen™ LED technology patent conveyed ownership of the OnScreen™, WayCool and WayFast patents to CH Capital. Two of the current members of the Board of Directors, Bradley J. Hallock and William J. Clough, have a controlling interest in CH Capital. On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed to the Company the OnScreen™ patent rights. This conveyance now vests in the Company the ownership of the OnScreen™ LED technology patent.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property from CH Capital. The letter of intent gives the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company’s fully diluted equity securities after giving effect to the Company’s fund raising efforts. The warrants have the same pricing and terms issued in connection with the Company’s private equity fund raising. On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for $800,000 and a three year warrant for 7,040,485 common shares at a per share price of $0.20. The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology. This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office. For a more detailed explanation, please see the section above entitled “Intellectual Property Rights to WayCool Thermal Management Technology”.

During March 2005 a $1.5 million unsecured six-month promissory note was executed with a related party, CH Capital. The interest rate was 15% per annum. Interest only payments were due monthly until maturity of the note when the principal was due. A $2,500 fee was paid to extend this note to November 1, 2005. On October 31, 2005, substitute convertible promissory notes totaling $1.5 million were executed with terms similar to the convertible promissory notes outstanding. One member of the Board of Directors, Steven S. Hallock, participated in the substitute notes: promissory note of $1,000,000 held by a trust controlled by the director. The note held by the director was converted into common shares during 2006.

During the third quarter and fourth quarters of 2005, three-month convertible promissory notes were totaling $3.5 million. One of the note holders was the COO/CFO, Mark R. Chandler, who had a $100,000 note, and another $100,000 note holder, Bradley J. Hallock, is a current Board of Director of the Company. The notes were amended to extend them for an additional six months. During March 2006, the bid price of the stock exceeded $0.35 per share for five consecutive days and both the $100,000 note of the COO/CFO and the $100,000 note of the director were converted into 400,000 shares of common stock.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During the first quarter of 2006, three-month convertible promissory notes were entered into with several note holders including two current members of the Board of Directors. One director, John P. Rouse, had two notes totaling $1,100,000 while the other director, Steven S. Hallock, had a note in the amount of $250,000. During March 2006, the bid price of the stock exceeded $0.35 per share for five consecutive days and the notes of the director totaling $1,100,000 were converted into 4,400,000 shares of common stock and the note of the director totaling $250,000 was converted into 1,000,000 shares of common stock.

Effective March 24, 2006, the Company purchased all right, title and interest in and to the WayCool technology, patent application and Letters Patent from CH Capital, Inc.   To acquire this technology, $800,000 was paid to CH Capital, Inc. and a three year warrant was issued CH Capital, Inc. to acquire up to 7,040,485 shares of common stock at $0.20 per share.  The warrant is valued at $3,520,243   (see Note 4)

On August 28, 2006 a one-month promissory note for $150,000 was entered into with John P. Rouse who is a member of the Board of Directors. Interest on this note accrued at the rate of 12%. On September 28, 2006 the promissory note was extended an additional 30 days with both principal and accrued interest for two months due October 28, 2006. On November 2, 2006 the Company paid the remaining principal and interest due of $153,200 on the promissory note.

During 2007, the Company entered into twenty-four month secured promissory notes and received proceeds totaling $1,000,000 with Central Finance, LLC. Clifford Melby, a corporate officer of WayTronx, is a member of the LLC. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.

In April, 2007 a three-month promissory note for $80,000 was entered into with John P. Rouse who is a member of the Board of Director’s. Interest on this note accrued at the rate of 12%. In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007.

10. INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

At December 31, 2007, the Company has available net operating loss carry forwards of approximately $34 million. These net operating loss carry forwards expire in various years through the year ending December 31, 2027; however, because the Company has incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2007 and 2006, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2007	2006
Computed “expected” tax benefit	$(1,953,000)	(4,912,000)
State tax benefit, net of federal effect	(175,000)	(629,000)
Change in valuation allowance	2,128,000	4,855,000
Equity instruments for services		686,000
	$-	$-

At December 31, 2007, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	2007
Deferred tax assets:
Net operating loss carry forwards		$11,794,000
Warrants issued to employees		635,000
Accrued expenses payable with common stock		71,000
Impairment of assets		336,000
Other		21,000
Valuation allowance for deferred tax asset		(12,857,000)

Deferred tax liabilities:
Property and equipment depreciation		(77,000)
Valuation allowance for deferred tax asset		77,000
	$

11. OTHER SETTLEMENTS

During 2005, a settlement was reached with Capitol City Trailers regarding the use of one of its trucks. The settlement resulted in Capitol City Trailers paying $37,500 over time. At December 31, 2006 and 2005, the $20,833 and $16,667 had been received, respectively, which has been recorded as a settlement gain in the year received. Due to the financial condition of Capitol City Trailers, a receivable was not recorded for the settlement amount, but recorded as a settlement gain when received.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During 2006, a settlement was reached with Mobil Magic Superscreen regarding the construction of a truck. The settlement resulted in the Company recording a net settlement gain of approximately $280,840. The settlement gain includes approximately $150,000 of expenses previously accrued which were forgiven, a payment of $50,000, and promissory note of $125,000, less attorney fees of approximately $44,160. The promissory note is for 50 monthly payments of $2,500 beginning September 2006. At December 31, 2007 the balance of the note is $91,500. Mobil Magic is currently in default on this promissory. Waytronx is currently pursuing collection and expects the note to be collectible.

During 2004 a settlement of $76,000 was accrued in regard to AMS Controls, a company that designed and built the EyeCatcher backlit advertising signs that Waytronx sold.  There were design and manufacture with the products.  The matter was dropped by both sides and the accrual reversed in 2007.

12. CONCENTRATIONS

During 2007, 86% of revenues were derived from three customers at 46%, 14% and 13%.
During 2006, 69% of revenues were derived from four customers at 24%, 22%, 12% and 11%.

The Company’s major products in 2007 and 2006 are reliant upon the OnScreen(TM) technology which the Company has purchased the rights to and has applied for several patents related to this technology.

At December 31, 2007, of the gross accounts receivable totaling $26,803, 80% was due from two customers at 54% and 26%.

13. SUBSEQUENT EVENTS

During January 2008 95,238 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 based on the fair value at date of issuance. This expense was recognized in 2007 as accrued compensation.

During January 2008 500,000 shares of common stock were issued in relation to a consulting agreement.

During January 2008 a shareholder converted 25,000 shares of Preferred A Stock to 100,000 shares of common stock.

During January 2008, 200,000 shares of common stock were issued according to a stock purchase agreement with proceeds of $50,000.

Waytronx, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

During January 2008 384,615 shares of common stock were issued as part of a stock purchase agreement with proceeds of $250,000.

During February 2008, 390,000 shares of common stock were issued upon exercise of warrants with proceeds of $78,000.

During January 2008, $200,000 in subscriptions receivable were collected.