Form 10-Q
period 2008-03-31
Waytronx, Inc.
filed 2008-05-15
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2008

Commission File Number 0-29195

WAYTRONX, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	(3990)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

2332 La Mirada Drive, Suite 400
Vista, CA 92081-7861
(503) 417-1700
(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

William J. Clough, CEO/President
Waytronx, Inc.
2332 La Mirada Drive, Suite 400
Vista, CA 92081-7861
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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

As of May 9, 2008, there were 162,750,479 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B Convertible Preferred Stock outstanding, and no shares of Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Waytronx, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$36,400	$42,639
Accounts receivable, net of allowance of $19,803	30,088	7,000
Inventories, net	12,420	88,350
Prepaid expenses and other	54,231	20,160
Total current assets	133,139	158,149

Property and equipment, net	13,640	20,641

Other assets:
Technology rights, net	4,261,864	4,321,493
Patent costs, net	676,070	654,861
Deposits and other	43,878	58,710
Notes receivable, net	-	91,500
Total other assets	4,981,812	5,126,564
Total assets	$5,128,591	$5,305,354

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$400,138	$294,327
Preferred stock dividends payable	5,054	5,054
Accrued expenses	191,301	135,898
Accrued compensation	58,756	90,858
Deferred revenue	2,010	13,080
Convertible notes payable, net of discounts of $55,165	1,717,594	1,594,834
Total current liabilities	2,374,853	2,134,051
Long term notes payable	100,000	100,000
Long term notes payable, related party	1,000,000	1,000,000
Total liabilities	3,474,853	3,234,051

Commitments and contingencies (Note 6)	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A, preferred stock, 5,000,000 shares authorized, 75,543 shares issued and outstanding liquidation preference of $75,543 at December 31, 2007	51	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 158,450,479 and 156,780,626 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	158,451	156,781
Common stock issuable, par value $0.001; (1,100,000 shares at 3/31/2008)	1,000	-
Additional paid-in capital	51,444,533	50,832,165
Subscription receivable	(34,555)	(200,000)
Accumulated deficit	(49,915,742)	(48,717,719)
Total stockholders' equity	1,653,738	2,071,303
Total liabilities and stockholders' equity	$5,128,591	$5,305,354

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statement of Operations
(unaudited)

	For the three months ended March 31,
	2008	2007

Revenues:
Product Sales	$60,645	$49,393
Total Revenue	60,645	49,393

Cost of revenues	82,083	51,225

Gross profit (loss)	(21,438)	(1,832)

Operating expenses
Selling, general and administrative	603,999	442,358
Research and development	341,184	359,097
Total operating expenses	945,183	801,455
Loss from operations	(966,621)	(803,287)

Other income (expense)
Other income	2,378	11,500
Other expense	(91,500)	-
Investment income	-	1,402
Interest expense - intrinsic value of convertible debt and amortization of debt discount	(58,967)	(132,607)
Interest expense	(83,313)	(51,759)
Total other income (expense), net	(231,402)	(171,464)
Net loss	(1,198,023)	(974,751)
Preferred stock dividends	-	-
Net loss allocable to common stockholders	$(1,198,023)	$(974,751)
Basic and diluted net loss per common share allocable to common stockholders	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	159,559,925	147,728,670

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,198,023)	$(974,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants and notes issued for compensation and services	196,208	3,292
Non-cash interest expense, amortization of beneficial conversion value and warrant related debt discounts	47,760	132,607
Amortization of technology rights	59,629	59,523
Amortization of patent costs	5,719	-
Amortization of website development	3,578
Compensation and services expense payable in common stock	6,250	6,250
Depreciation	7,001	14,402
Provision for doubtful accounts	91,500	-
(Increase) decrease in assets:
Accounts receivable and other receivables	(23,088)	4,238
Inventory	75,930	(56,967)
Prepaid expenses and other current assets	(34,071)	14,941
Deposits and other assets	11,254	180
Increase (decrease) in liabilities:
Accounts payable	105,811	72,205
Accrued expenses	55,403	-
Accrued compensation	(32,102)	-
Deferred revenues	(11,070)	-
Net cash used in operating activities	(632,311)	(724,080)
Cash flows from investing activities:
Investment in technology rights	-	(50,000)
Investment in patents	(26,928)	(30,498)
Net cash used in investing activities	(26,928)	(80,498)
Cash flows from financing activities:
Proceeds from notes and loans payable, net of expenses	-	277,500
Proceeds from notes and loans payable, related party	75,000	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	578,000	2,409
Net cash provided by financing activities	653,000	279,909
Cash and cash equivalents at end of year	(6,239)	45,832
Cash and cash equivalents at beginning of year	42,639	570,501
Net increase (decrease) in cash and cash equivalents	$36,400	$(524,669)

Waytronx, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)

	For the three months ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:

Interest paid	$27,500	$51,759
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Discount on debt for intrinsic value of convertible notes payable	$11,208	$87,786
Common stock issued for conversion of Series A preferred stock and dividends	$25	$15
Common stock issued for services and compensation	$125,000	$1,333
Common stock issued for the conversion of debt	$-	$127,500

See accompanying notes to financial statements

Waytronx, Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

Waytronx, Inc. (formerly known as OnScreen Technologies, Inc.) has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the LED display, semiconductor and electronic packaging industries. Utilizing patented and patent-pending thermal technologies and architecture we have developed highly advanced, proprietary LED display solutions and cooling applications. Waytronx is primarily focused on the commercialization of their innovative thermal cooling technology, WayCool

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern. As reflected in these financial statements, we had a net loss of $1,198,023 cash used in operations of $632,311 for the three months ended March 31, 2008, and an accumulated deficit of $49,915,742 at March 31, 2008. The ability to continue as a going concern is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are continuing to raise additional capital which we believe will provide sufficient cash to meet the funding required to commercialize our technology product lines during 2008. As we continue to expand and develop technology and product lines, additional funding will be required. There have been negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-KSB for the year ended December 31, 2007.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

2.	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

3.	LOSS PER COMMON SHARE

Common stock equivalents in the three months ended March 31, 2008 and 2007 were anti-dilutive due to the net losses sustained during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At March 31, 2008 and 2007, 20,086,873 and 33,862,096, respectively, potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share as the effect of such shares would be anti-dilutive.

4.	INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in the three month periods ended March 31, 2008 and 2007 based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit for the three months ended March 31, 2008 and 2007 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.	STOCK-BASED EMPLOYEE COMPENSATION

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

There were no non-vested stock options at December 31, 2007, and no stock options were granted during the three months ended March 31, 2008:

The following information is presented for the stock option activity for the three months ended March 31, 2008:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006:	4,531 000	$0.14
Forfeited	(115,000)	$0.72
Granted	-	$0.00
Outstanding at March 31, 2008	4,416,000	$0.12	9.2.2 years	$16,165
Outstanding exercisable at March 31, 2008	4,416,000	$0.12	9.2.2 years	$16,165

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. There have been no options granted during 2008.

6.	NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding. During the three months ended March 31, 2008, unsecured convertible promissory notes totaling $75,000 were entered into that had bonus shares attached totaling 75,000 shares of common stock. These shares were valued at $10,530 using a Black Scholes Pricing Model. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holder has the right to convert the note to common stock at $0.25. per share at any time during the term of the note, and we recognized $11,208 in Additioanl Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting. Unamortized debt discount as of March 31, 2008 is $7,406.

7.	COMMITMENTS

In August of 2007 the Company entered into an agreement with a consultant to provide strategic marketing services. For these services, through March of 2008, the Company pays a fee of $120,000 in quarterly installments. In addition, the consultant has the ability to earn up to 1,500,000 shares of the Company’s common stock for goals achieved per the agreement.

8.	PREFERRED STOCK

During the three months ended March 31, 2008, 25,000 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock at the request of certain Series A convertible preferred stock holders.

9.	OTHER EQUITY TRANSACTIONS

During the three months ended March 31, 2008, 95,238 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2007, in accordance with the agreement.

During the three months ended March 31, 2008, 390,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $78,000.

During the three months ended March 31, 2008, 200,000 shares of common stock were sold as part of a stock purchase agreement with proceeds of $50,000.

During the three months ended March 31, 2008, 500,000 shares of common stock were issued for services performed by consultants. $125,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date the stock was deemed earned.

During the three months ended March 31, 2008, $60,000 of compensation expense was recorded for stock to be issued based upon employment agreements for which the requisite service had been performed. 384,615 of these shares were issued.

During the three months ended March 31, 2008, 1,000,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $250,000. An officer of Waytronx agreed to transfer the 1,000,000 registered shares to the purchasing parties and accept 1,000,000 restricted shares as reimbursement. Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the officer. These 1,100,000 shares are issuable at March 31, 2008.

10.	SUBSEQUENT EVENTS

During April and May of 2008, the Company entered into unsecured convertible promissory notes which total $625,000, with 625,000 related bonus shares of common stock. Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due. The note holder has the right to convert the note to the Company’s common stock at $0.25 per share.

During May of 2008 warrants were exercised for 2,000,000 shares of common stock, with proceeds of $20,000.

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

Waytronx cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially, are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

Waytronx, Inc. has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the semiconductor and electronic packaging industries. Utilizing its patent-pending thermal technologies and architecture, we have developed highly advanced, proprietary LED display solutions under the names RediAlert™ and Living Window™ and cooling applications through its WayCool product line. Waytronx is focusing its efforts on the WayCool cooling technology, which involves the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials.

During the three months ended March 31, 2008, Waytronx continued to incur significant losses from operations. A net loss of $1,198,023 was incurred for the three months ended March 31, 2008. This net loss is slightly higher than for the same period last year when a net loss of $974,751 was recorded, due mainly to higher selling, general and administrative costs to bring the WayCool technology to market.

Management has continued to raise the capital needed to fund the development and marketing of its products during 2008. During the three months ended March 31, 2008 proceeds of $75,000 were received from unsecured convertible notes, $78,000 from the exercise of warrants, and $500,000 from the sale of common stock. These funds have assisted in the continuing development of products, and in funding operations during development of the Waycool™ products and the efforts to license the manufacture and sales of these products. It is anticipated that Waytronx will continue to develop and expand its technology and product lines which will require additional funding.

Intellectual Property

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos and services. These include confidentiality, invention assignment, and nondisclosure agreements with employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information.

Waytronx continues to file and protect its intellectual property rights, trademarks and products through filings with the US Patent and Trademark Office and, as applicable, internationally.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results reported in the financial statements. Some of the accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Asset Impairment
Waytronx reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Valuation of Non-Cash Capital Stock Issuances
Stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of the equity instrument, including the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense and equity stock accounts.

Patent Costs
Waytronx estimates the patents it has filed have a future beneficial value, therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value will impact the other assets and expense accounts.

Revenue Recognition
The recognition of revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include licensing rights to manufacture and sell our proprietary patent protected products. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Waytronx does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources

General

Cash and cash equivalents at March 31, 2008 are $36,400, and there is a net working capital deficit of $2,241,714. Operations and investments in equipment have been funded through cash from operations, equity financings and borrowings from private parties as well as related parties.

Cash used in operations
Operating requirements generated a negative cash flow from operations of $632,311 for the three months ended March 31, 2008, versus $724,080 for the same period last year. The decrease in cash used in operations is a result of higher non-cash expenses related to compensation to employees and consultants, increases in payables and liabilities, partially offset by reductions in non-cash interest expense related beneficial conversion value and warrant related debt discounts as these items become fully expensed.

During the first three months of 2008 stock and warrants have been used as a form of payment to certain consultants and employees. For the first three months of 2008 and 2007, a total of $202,458 and $0.00, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.

As Waytronx focuses on the commercialization of its innovative thermal cooling technology during 2008, it will continue to fund research and development related to the Waycool™ products as well as sales and marketing efforts.

Capital Expenditures and Investments
During the first three months of 2008 and 2007, there was no investment in fixed assets. We do not anticipate any significant capital expenditures during the remainder of 2008.

Waytronx invested approximately $27,000 in patent costs during the first three months of 2008. It is expected that investment in patent costs will continue throughout 2008 as patents are pursued in order to protect the rights to use its product developments.

Financing activities
During the first three months of 2008, $75,000 of proceeds was received from unsecured convertible notes, $78,000 from the exercise of warrants, and $500,000 from the sale of common stock. The Company plans on raising the capital needed to fund the further development and marketing of its products.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 20067 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. Waytronx is not currently generating significant revenues to fund operations and had an accumulated deficit of $49,915,742 at March 31, 2008. There is not currently sufficient working capital to continue operations for the next 12 months.

The Company is seeking to raise additional capital for the commercialization of its WayCool technology product lines which it believes will provide sufficient cash to meet short-term working capital requirements for the next twelve months. As we continue to expand and develop the technology and product lines, additional funding will be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

Management expects the WayCool technology to be commercialized during 2008. There is no assurance that it will generate material revenues by that date or that revenues will be sufficient to cover all operating and other expenses. If revenues are not sufficient to cover all operating and other expenses, additional funding will be required. There is no assurance that such additional capital will be able to be raised. The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the three months ended March 31, 2008 and 2007, revenue was $60,645, and $49,393, respectively. The revenue for the three months ended March 31, 2008 is comprised of $58,975 from Living WindowTM products and related add-ons, and $1,670 from other income. The revenue for the three months ended March 31, 2007 is comprised of $30,000 from RediAlertTM products, $14,823 from Living WindowTM products and related add-ons and $4,570 from the sale of wireless modems.

Cost of revenue
The cost of revenue for the three months ended March 31, 2008 and 2007, was $82,083 and $51,225, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the three months ended March 31, 200 compared to the same period in 2007, SG&A expenses increased $161,641, primarily the result of higher costs related to the roll-out of WayCool™ products.

Research and Development
The research and development costs are related to the technology for which Waytronix acquired the licensing rights. Research and development costs were $341,184 and $359,097 for the three months ended March 31, 2008 and 2007, respectively.

Bad Debt
The bad debt expense relates to a note receivable from the settlement gain from Mobil Magic. Mobile Magic is in default on the note, and Waytronx has not received a payment on this note since January of 2008. The Company has reserved fully for the note and is pursuing collection of the balance due of $91,500 but the outcome of the collections process is uncertain.

Other Income
Investment Income remained relatively unchanged during the three months ended March 31, 2008 compared to the same periods in 2007. The Company does not expect this item to be significant during the remainder of 2008.

Intrinsic value of convertible debt and amortization of debt discount
An expense of $47,760 and $132,607 was recorded for the three months ended March 31, 2008 and 2007, respectively, for the intrinsic value of convertible debt and the amortization of debt discount. The lower expense in 2008 of $47,760 was due to a reduction in convertible debt.

Interest Expense
The interest expense of $83,313 and $51,759 for the three months ended March 31, 2008 and 2007, respectively, is for interest on the secured convertible notes payable, and secured and unsecured promissory notes.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three months ended March 31, 2008 and 2007, as during 2006 all Series A and Series B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the three months ended March 31, 2008. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A:  Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2008, the Company issued 390,000 shares of its common stock in relation to the exercise of warrants.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2008 the Company issued 979,853 shares of its common stock as compensation for services performed by consultants and employees.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance.  During the three months ended March 31, 2008 the Copmany issued 200,000 shares of its common stock sold per a stock purchase agreement.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance.  During the three months ended March 31, 2008 the Company issued 100,000 shares of its common stock sold related to the conversion of preferred A stock.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 7, 2008 announcing the new OTC:BB trading symbol for Waytronx, Inc. of WYNX.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 13th day of May 2008.

Waytronx, Inc.
(Registrant)

by:	/s/ William J. Clough
William J. Clough
Chief Executive Officer/Director

by:	/s/ Cynthia M. Wilson
Cynthia M. Wilson
Interim Chief Financial Officer