Form 10-Q/A
period 2008-03-31
Waytronx, Inc.
filed 2008-05-20
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory note:

This amended 10-QA is filed to correct transposition of figures and miscellaneous scrivener errors.

WAYTRONX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Waytronx, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$36,400	$42,639
Accounts receivable, net of allowance of $19,803	30,088	7,000
Inventories, net	12,420	88,350
Prepaid expenses and other	54,231	20,160
Total current assets	133,139	158,149

Property and equipment, net	13,640	20,641

Other assets:
Technology rights, net	4,261,864	4,321,493
Patent costs, net	676,070	654,861
Deposits and other	43,878	58,710
Notes receivable, net	-	91,500
Total other assets	4,981,812	5,126,564
Total assets	$5,128,591	$5,305,354

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$400,138	$294,327
Preferred stock dividends payable	5,054	5,054
Accrued expenses	191,301	135,898
Accrued compensation	58,756	90,858
Deferred revenue	2,010	13,080
Convertible notes payable, net of discounts of $55,165	1,717,594	1,594,834
Total current liabilities	2,374,853	2,134,051
Long term notes payable	100,000	100,000
Long term notes payable, related party	1,000,000	1,000,000
Total liabilities	3,474,853	3,234,051

Commitments and contingencies (Note 6)	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A, preferred stock, 5,000,000 shares authorized, 75,543 shares issued and outstanding liquidation preference of $75,543 at December 31, 2007	51	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 158,450,479 and 156,780,626 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	158,451	156,781
Common stock issuable, par value $0.001; (1,175,000 shares at 3/31/2008)	1,000	-
Additional paid-in capital	51,444,533	50,832,165
Subscription receivable	(34,555)	(200,000)
Accumulated deficit	(49,915,742)	(48,717,719)
Total stockholders' equity	1,653,738	2,071,303
Total liabilities and stockholders' equity	$5,128,591	$5,305,354

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

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,198,023)	$(974,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants and notes issued for compensation and services	196,208	3,292
Non-cash interest expense, amortization of beneficial conversion value and warrant related debt discounts	47,760	132,607
Amortization of technology rights	59,629	59,523
Amortization of patent costs	5,719	-
Amortization of website development	3,578
Compensation and services expense payable in common stock	6,250	6,250
Depreciation	7,001	14,402
Provision for doubtful accounts	91,500	-
(Increase) decrease in assets:
Accounts receivable and other receivables	(23,088)	4,238
Inventory	75,930	(56,967)
Prepaid expenses and other current assets	(34,071)	14,941
Deposits and other assets	11,254	180
Increase (decrease) in liabilities:
Accounts payable	105,811	72,205
Accrued expenses	55,403	-
Accrued compensation	(32,102)	-
Deferred revenues	(11,070)	-
Net cash used in operating activities	(632,311)	(724,080)
Cash flows from investing activities:
Investment in technology rights	-	(50,000)
Investment in patents	(26,928)	(30,498)
Net cash used in investing activities	(26,928)	(80,498)
Cash flows from financing activities:
Proceeds from notes and loans payable, net of expenses	-	277,500
Proceeds from notes and loans payable, related party	75,000	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	578,000	2,409
Net cash provided by financing activities	653,000	279,909
Net increase (decrease) in cash and cash equivalents	(6,239)	(524,669)
Cash and cash equivalents at beginning of year	42,639	570,501
Cash and cash equivalents at end of year	$36,400	$45,832

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

During May of 2008 500,000 shares of common stock were issued to consultants in relation to their agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2008, the Company issued 390,000 shares of its common stock in relation to the exercise of warrants with proceeds of $78,000.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance. During the three months ended March 31, 2008 the Company issued 979,853 shares of its common stock as compensation for services performed by consultants and employees.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for this issuance.  During the three months ended March 31, 2008 the Copmany issued 200,000 shares of its common stock sold per a stock purchase agreement with proceeds of $50,000.

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

Signed and submitted this 19th day of May 2008.

Waytronx, Inc.
(Registrant)

by:	/s/ William J. Clough
William J. Clough
Chief Executive Officer/Director

by:	/s/ Cynthia M. Wilson
Cynthia M. Wilson
Interim Chief Financial Officer