Form 10-Q
period 2008-06-30
Waytronx, Inc.
filed 2008-08-14
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2008

Commission File Number 0-29195

WAYTRONX, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	(3990)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

20050 SW 112th Avenue
Tualatin, Oregon 97062
(503) 612-2300.
(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

William J. Clough, CEO/President
Waytronx, Inc.
20050 SW 112th Avenue
Tualatin, Oregon 97062
(503) 612-2300.
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of June 30, 2008, there were 163,094, 037 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

		Page
	Part I
Item 1	Financial Statements	3
	Condensed Balance Sheets (unaudited)	3
	Condensed Statements of Operations (unaudited)	4
	Condensed Statements of Cash Flows (unaudited)	5
	Notes to the Condensed Financial Statements (unaudited)	7
	Accounting Policies	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Overview	21
	Intellectual Property	21
	Liquidity and Capital Resources	22
	Results of Operations	23
Item 3.	Controls and Procedures	25

	Part II
Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits and Reports on Form 8-K	26
	Signatures	30
	Exhibits	0

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Waytronx, Inc.
Condensed Balance Sheets

	June 30, 2008 (Consolidated)	December 31, 2007
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$358,223	$42,639
Trade accounts receivable, net of allowance of $119,803	3,419,617	7,000
Other receivable, related party	1,171,101	-
Inventories, net	2,926,428	88,350
Prepaid expenses and other	162,652	20,160
Total current assets	8,038,021	158,149

Property and equipment, net	1,323,608	20,641

Other assets:
Equity investment in affiliate	117,855	-
Technology rights, net	4,253,458	4,321,493
Patent costs, net	679,153	654,861
Other intangible assets, net	34,879	-
Deposits and other	52,951	58,710
Notes receivable, net	-	91,500
Goodwill	32,676,183	-
Total other assets	37,814,479	5,126,564
Total assets	$47,176,108	$5,305,354

Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$1,566,490	$294,327
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,118,527	-
Demand notes payable, related party	130,000	-
Accrued expenses	421,863	135,898
Accrued compensation	237,079	90,858
Deferred revenue	940	13,080
Derivative liability	10,891,043	-
Notes payable, current portion due	147,347	-
Notes payable, related party, current portion due	893,994	-
Convertible notes payable, net of discounts of $0 and $55,165, respectively	600,000	1,594,834
Convertible notes payable, related party	100,000	-
Total current liabilities	17,112,337	2,134,051
Long term notes payable, net of current portion due of $147,347	6,120,812	100,000
Long term convertible notes payable	1,650,000	-
Long term notes payable, related party, net of current portion due of $893,994 and discounts of $780,509	13,325,497	1,000,000
Long term convertible notes payable, related party, net of discounts of $6,913,794	10,586,206	-
Total liabilities	48,794,852	3,234,051

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 75,543 shares issued and outstanding liquidation preference of $75,543 at December 31, 2007	51	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 161,994,037 and 156,780,626 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	161,994	156,781
Common stock issuable, par value $0.001; (1,100,000 shares at June 30, 2008)	1,100	-
Additional paid-in capital	46,166,553	50,832,165
Subscription receivable	-	(200,000)
Accumulated deficit	(47,948,442)	(48,717,719)
Total stockholders' equity	(1,618,744)	2,071,303
Total liabilities and stockholders' equity	$47,176,108	$5,305,354

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statement of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008 (Consolidated)	2007	2008 (Consolidated)	2007
Revenues:
Product Sales	$4,359,365	$75,271	$4,420,010	$124,664
Revenue from freight	37,089	-	37,089	-
Total revenue	4,396,454	75,271	4,457,099	124,664
Cost of revenues	2,645,519	1,126,638	2,727,602	1,177,863

Gross profit (loss)	1,750,935	(1,051,367)	1,729,497	(1,053,199)

Operating expenses
Selling, general and administrative	1,584,844	342,261	2,188,843	784,619
Research and development	183,757	289,807	524,941	648,904
Bad debt	-	3,995	91,500	3,995
Total operating expenses	1,768,601	636,063	2,805,284	1,437,518

Loss from operations	(17,666)	(1,687,430)	(1,075,787)	(2,490,717)

Other income (expense)
Other income	55,409	10,756	57,787	23,658
Other expense	(38,555)	(12,923)	(38,555)	(12,923)
Derivative income	2,782,573	-	2,782,573	-
Equity in losses of unconsolidated affiliate	(4,264)	-	(4,264)	-
Interest expense - intrinsic value of convertible debt and amortization of debt discount	(519,528)	(84,099)	(578,495)	(216,706)
Interest expense	(290,669)	(68,534)	(373,982)	(120,293)
Total other income (expense), net	1,984,966	(154,800)	1,845,064	(326,264)

Net profit (loss)	1,967,300	(1,842,230)	769,277	(2,816,981)
Preferred stock dividends	-	-	-	-
Net profit (loss) allocable to common stockholders	$1,967,300	$(1,842,230)	$769,277	$(2,816,981)
Basic net profit (loss) per common share available to common stockholders	$0.01	$(0.01)	$-	$(0.02)
Diluted profit (loss) per common share	$0.01	$(0.01)	$0.01	$(0.02)
Basic weighted average common and common equivalent shares outstanding	160,293,625	149,658,792	159,157,544	148,699,063
Fully diluted weighted average common and common equivalents shares outstanding	210,674,984	149,658,792	190,656,950	148,699,063

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2008 (Consolidated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$769,277	$(2,816,981)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants and options issued for compensation and services	586,295	18,661
Change in fair value of warrant liability	(2,782,573)	-
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount	389,700	216,704
Equity in losses of unconsolidated affiliate	4,264	-
Provision for doubtful accounts	91,500	3,995
Amortization of technology rights	119,257	119,151
Amortization of patent costs	11,437	1,906
Amortization of website development	7,155	-
Loss on disposal of assets	-	12,353
Impairment of inventory	-	1,046,233
Depreciation	54,506	28,259
(Increase) decrease in assets:
Trade accounts receivable	(1,206,441)	(64,475)
Other accounts receivable	(11,250)	-
Notes receivable	-	15,000
Inventory	(183,753)	(15,387)
Prepaid expenses and other current assets	(26,826)	(46,062)
Deposits and other assets	14,022	360
Increase (decrease) in liabilities:
Accounts payable	(89,367)	(43,661)
Accrued expenses	297,097	-
Accrued compensation	61,358	-
Deferred revenues	(12,140)	(3,007)
NET CASH USED IN OPERATING ACTIVITIES	(1,906,482)	(1,526,951)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon merger, net of cash received	(5,816,468)	-
Investment in technology rights	-	(50,000)
Investment in patents	(35,729)	(49,027)
Proceeds from sales of property and equipment	-	8,700
Purchase of property and equipment	(17,161)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,869,358)	(90,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	797,928	-
Proceeds from notes and loans payable	6,600,000	1,057,500
Proceeds from notes and loans payable, related party	100,000	-
Payments on notes and loans payable	(5,664)	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	599,160	4,909
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,091,424	1,062,409
NET INCREASE IN CASH AND CASH EQUIVALENTS	315,584	(554,869)
Cash and Cash Equivalents at Beginning of Year	42,639	570,501
CASH AND CASH EQUIVALENTS AT END OF PERIODS	$358,223	$15,632

See accompanying notes to financial statements

	For the six months ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$-	$81,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$25	$15

Discount on debt for intrinsic value of convertible notes payable	$188,795	$87,786

Notes Payable issued for purchase of CUI, Inc.	$31,500,000	$-

Conversion of debt to common stock	$-	$177,500

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$370,000	$1,333

Reclassification of warrants, options and convertible notes from equity to liabilities	$5,644,778	$-

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

Effective May 16, 2008, Waytronx, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern. As reflected in these financial statements, we had a net profit of $769,277 and cash used in operations of $1,906,482 for the six months ended June 30, 2008, and an accumulated deficit of $47,948,442 at June 30, 2008. The ability to continue as a going concern is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are continuing to raise additional capital which we believe will provide sufficient cash to meet the funding required to commercialize our technology product lines during 2008. As we continue to expand and develop technology and product lines, additional funding may be required. There have been negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-KSB for the year ended December 31, 2007 as well as filings made related to the acquisition of CUI, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to June 30, 2008) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of June 30, 2008 because of their short-term natures.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2008, the Company had approximately $204,950 in cash balances at financial institutions which were in excess of the FDIC insured limits.

Accounts Receivable

The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. The Company does have one customer with an accounts receivable balance in good standing that is greater than 10% of Company sales through June 30, 2008.

Inventory

Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

Furniture, Equipment and Software

Furniture, equipment and software are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

Maintenance, repairs and minor replacements are charged to expenses when incurred. When furniture and equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

The cost of furniture, equipment and software is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Furniture and equipment	5 to 7 years
Software	3 to 5 years

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years. Technology rights are amortized over a twenty year life and are reviewed for impairment annually. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time.

Intangible assets consist of the following as of June 30, 2008:

2008
Technology rights	$4,943,965
Accumulated amortization	(690,507)
Net	$4,253,458

Patent costs	$703,933
Accumulated amortization	(24,780)
Net	$679,153

Goodwill	$32,676,183
Accumulated amortization	-
Net	$32,676,183

Other intangible assets	$72,933
Accumulated amortization	(38,054)
Net	$34,879

Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company also has a demand receivable from TPI of $202,324 as of June 30, 2008. The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2008 is as follows:

Current assets	$6,837,137
Non-current assets	1,017,960
Total Assets	$7,855,097

Current liabilities	$4,949,124
Non-current liabilities	1,111,468
Stockholders' equity	1,794,505
Total Liabilities and Stockholders' Equity	$7,855,097

Revenues	$3,987,318
Operating Loss	(43,712)
Net Loss	(40,725)
Company share of Net Loss at 10.47%	(4,264)
Equity investment in affiliate	$126,811

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

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value will impact the other assets and expense accounts.

Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed but instead are accounted for as an adjustment to equity.

Revenue Recognition

The recognition of revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of Waytronx products over a period of time. These elements include licensing rights to manufacture and sell our proprietary patent protected products. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Waytronx does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Revenues in connection with electronic devices and component sales by CUI, Inc. are recognized at the time the product is shipped to the customer.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in selling, general and administrative expenses.

Stock issued for services to other then Employees

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Upon the acquisition of CUI, Inc., Waytronx now has operating segments to report. The Company has identified three operating segments based on the products offered. The three segments are External Power, Internal Power, and Industrial Controls. The External Power segment is focused primarily on sales of external power supplies and related components. The Internal Power segment is focused primarily on sales of internal power supplies and related components. The Industrial Controls segment is focused primarily on sales of encoding devices and related components. The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the six months ended June 30, 2008 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$2,965,541	$909,489	$431,453	$150,616	$4,457,099
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,782,573	$2,782,573
Interest revenues	$-	$-	$-	$7,309	$7,309
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(4,264)	$(4,264)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$578,495	$578,495
Interest expense	$-	$-	$-	$373,982	$373,982
Depreciation and amortization	$-	$-	$-	$41,541	$41,541
Segment profit (loss)	$851,273	$133,381	$9,438	$(224,815)	$769,277
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$573,795	$573,795
Segment assets	$-	$-	$-	$47,176,108	$47,176,108
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000	$37,500,000
Expenditures for segment assets	$-	$-	$-	$52,890	$52,890

The operating segments do not hold assets individually as segment assets as all Company assets are utilized for each segment.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

4. ACQUISITION

Effective May 16, 2008, Waytronx acquired CUI, Inc. The funding for this acquisition was provided by a $6,000,000 bank note, a $14,000,000 seller’s note, and a $17,500,000 convertible seller’s note. The following details the acquisition:

Purchase price	$37,500,000
Cash	183,531
Accounts receivable, trade	2,206,176
Accounts receivable, other	1,159,851
Inventory	2,654,325
Other current assets	115,666
Property & equipment, net	1,340,313
Deposits and other assets	50,297
Technology rights	51,222
Equity investment in affiliate	122,119
Goodwill	23,544,300
Goodwill trademark and tradename CUI	4,892,856
Goodwill trademark and tradename V-Infinity	1,373,828
Goodwill patent pending technology	761,962
Goodwill customer list/base	2,103,237
Liabilities assumed	(3,059,683)
$37,500,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisition had been completed as of January 1, 2008 and January 1, 2007, respectively:

	2008	2007
Gross revenue	$14,171,151	$11,747,763
Total expenses	12,856,204	13,718,016
Net profit (loss) before taxes	$1,314,947	$(1,970,253)
Earnings per share	$0.01	$(0.01)

5. INCOME (LOSS) PROFIT PER COMMON SHARE

Common stock equivalents in the three and six months ended June 30, 2008 were dilutive. Common stock equivalents in the three and six months ended June 30, 2007 were anti-dilutive, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At June 30, 2008 and 2007, respectively, 106,796,800 and 28,804,859 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net loss per share at June 30, 2007 as the effect of such shares would be anti-dilutive.  At June 30, 2008, 1,965,501 shares related to warrants and options and 2,800,000 shares related to the conversion of debt were excluded from the June 30, 2008 computation of the diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended.

The following table sets forth the computation of basic earnings per share:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net income for the period	$1,967,300	$769,277

Weighted average number of shares outstanding	160,293,625	159,157,544

Weighted average number of common and common equivalent shares	160,293,625	159,157,544

Basic earnings per share	$0.01	$0.00

The following table sets for the computation of diluted earnings per share:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net income for the period	$1,967,300	$769,277
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)	337,787	337,787
12% convertible notes and discount amortization	212,761	306,195
Adjusted net income	$2,517,848	$1,413,259

Weighted average number of shares outstanding	160,293,625	159,157,544
Add: Weighted Average shares assumed to be issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	35,384,615	17,692,308
Warrants and options as of beginning of period	6,240,549	5,795,931
Warrants and options as of date of issue	1,487,473	742,445
12% convertible notes as of beginning of period	7,268,722	7,268,722
12% convertible notes as of date of issue	-	-

Weighted average number of common and common equivalent shares	210,674,984	190,656,950

Diluted earnings per share	$0.01	$0.01

All convertible notes, and warrants and options with exercise prices that were less than the average closing price for the three and six month periods ended June 30, 2008 were included in the calculation of diluted earnings per share based on date of issuance in accordance with SFAS 128. The convertible note of $17,500,000 was included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 on an “if converted” basis due to the interest rate being less than the corporate bond rate at date of issuance in accordance with SFAS 128. Warrants and options whose exercise price was greater than the average closing price for the three and six month periods ended June 30, 2008 were excluded from the calculation of diluted earnings per share.

6. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the six months ended June 30, 2008 and 2007 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

7. WORKING CAPITAL LINE OF CREDIT

At June 30, 2008, CUI, Inc. had a $2,500,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate, maturing September 1, 2008. At June 30, 2008, the balance outstanding on the line of credit was $2,038,527.

8. STOCK-BASED EMPLOYEE COMPENSATION

On May 16, 2008, the Board of Directors approved the Waytronx, Inc. 2008 Equity Incentive Plan (“2008 Plan”) for 1,500,000 shares of the Company’s common stock. The 2008 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2008 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2008 Plan have a maximum duration of 10 years.

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

There were no non-vested stock options at December 31, 2007, and no stock options were granted during the six months ended June 30, 2008:

The following information is presented for the stock option activity for the six months ended June 30, 2008:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,531,000	$0.13
Forfeited	(140,000)	$0.72
Granted	-	$-
Outstanding at June 30, 2008	4,391,000	$0.12	1.95 years	$14,225
Outstanding exercisable at June 30, 2008	4,391,000	$0.12	1.95 years	$14,225

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. There have been no options granted during 2008.

9. NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default. In August 2008, the Company obtained extension of twelve months on all notes in default.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from a related party. Of the $1,100,000 outstanding; at June 30, 2008, $700,000 was included in notes payable, related party, current portion due; $300,000 was included in long term notes payable, related party; and $100,000 was included in notes payable, current portion due. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.

During the six months ended June 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock. These shares had a fair value of $125,653 using a Black Scholes Pricing Model. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc. A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%, and is secured by personal Letters of Credit from related parties.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note. There is a discount on debt related to this note of $780,509. The current portion of this note is $193,994. The net long term balance of this note is $13,025,497.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25. This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note. There is a discount on debt related to this note of $6,913,794. The net long term balance of this note is $10,586,206.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $168,159 as of June 30, 2008. The current portion of the capital lease note is $47,347 as of June 30, 2008. the capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture. The capital lease expires September 1, 2011.

Through the acquisition of CUI, Inc., the Company has an unsecured demand note payable of $130,000 to a related party at a variable interest rate equal to the prime lending rate.

Through the acquisition of CUI, Inc., the Company has an unsecured demand note payable of $80,000 paying 12.5% per annum.

10. DERIVATIVE LIABILITY

On May 15, 2008, the Company acquired CUI, Inc. and entered into a convertible seller’s note payable of $17,500,000 convertible at $0.25 per common share, totaling 70,000,000 shares. This caused an insufficient amount of authorized shares to be available for the exercise of outstanding options, warrants and convertible debt. Accordingly, on May 15, 2008, the Company was not able to assert that it had a sufficient number of authorized but un-issued shares to satisfy its obligations under outstanding options and warrant agreements and convertible debt. Therefore, the Company accounted for all of its outstanding options, warrants and the convertible features of debt as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates. The Company recognized a derivative liability on the seller’s notes payable of $8,028,838.

The Company computed fair value of the outstanding freestanding options, warrants and convertible debt and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding options, warrants and convertible notes
	At issuance	At June 30, 2008
Market price:	$0.35	$0.22
Exercise price:	$0.01 - $0.75	$0.01 - $0.75
Term:	0 - 3 years	0 - 3 years
Volatility:	57%	66%
Risk-free interest rate	1.83% - 2.9%	1.60% - 2.91%
Number of shares attributable to options, warrants and convertible notes	30,270,093	31,829,595

The aggregate fair value of the warrants, options and convertible notes embedded conversion features reclassified during the six-month period ended June 30, 2008 amounted to approximately $5,677,325 at the date of their issuance or reclassification and were revalued using the above model assumptions to $2,862,205 at June 30, 2008.

11. COMMITMENTS

In August of 2007 the Company entered into an agreement with a consultant to provide strategic marketing services. For these services, through March of 2008, the Company paid a fee of $120,000 in quarterly installments. In addition, the consultant had the ability to earn up to 1,500,000 shares of the Company’s common stock for goals achieved per the agreement. During the three months ended June 30, 2008, the agreement was fulfilled and all shares earned had been issued.

The Company contracts for the purchase of Yen at future dates in anticipation of inventory purchases. If the Company fails to acquire the Yen at the specified date for the contracted amount, it is obligated to pay the difference between the contract price and the current exchange price. The Company is able to regulate its purchases of inventory and maintains an adequate line of credit so that management does not anticipate a situation in which the Company would be unable to fulfill its obligation pursuant to any negotiated open futures contract. As of June 30, 2008, the Company does not have outstanding yen purchase contracts.

The Company leases office and warehouse space under a non-cancelable lease agreement. The lease expires August 31, 2016. During the fiscal year ending December 31, 2008, the lease payment is comprised of a scheduled monthly base payment of $39,900 (includes periodic base payment increases) plus real property taxes, utilities, insurance and common area maintenance charges. The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010. In addition to the base rent of $1,845 (includes periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes. The Company also leases office space in Safety Harbor, Florida. The lease expires December 1, 2009. The lease payment is comprised of a scheduled monthly base payment plus a pro rata share of common area maintenance and taxes.

12. PREFERRED STOCK

During the six months ended June 30, 2008, 25,000 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock at the request of certain Series A convertible preferred stock holders.

13. OTHER EQUITY TRANSACTIONS

During the six months ended June 30, 2008, 95,238 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2007, in accordance with the agreement.

During the six months ended June 30, 2008, 2,390,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $98,000.

During the six months ended June 30, 2008, 116,000 shares of common stock were issued in relation to the exercise of options with proceeds of $1,160.

During the six months ended June 30, 2008, 1,250,000 shares of common stock were issued for services performed by consultants. $302,500 of consulting expense was recorded in relation to these transactions based on the fair market value of the stock on the date of grant.

During the six months ended June 30, 2008, $67,500 of compensation expense was recorded for stock to be issued based upon employment agreements for which the requisite service had been performed. As of June 30, 2008, 362,193 shares were issued to fulfill the compensation obligation.

During the six months ended June 30, 2008, 1,200,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $300,000. A former officer of Waytronx agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement. Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the officer. These 1,100,000 shares are issuable at June 30, 2008.

In addition, the Company received $200,000 of subscription receivable during the six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company entered into unsecured convertible promissory notes totaling $700,000, with 700,000 (699,980 issued) related bonus shares of common stock. Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due. The note holders have the right to convert the note to the Company’s common stock at $0.25 per share.

14. SUBSEQUENT EVENTS

On August 1, 2008, CUI, Inc. replaced its $2,500,000 working capital line of credit with a $3,000,000 working capital line of credit with Key Bank, interest only, maturing July 1, 2009.

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

During the six months ended June 30, 2008, Waytronx continued to incur significant losses from operations, with a significant improvement in the second quarter of the year. A net profit of $769,277 was incurred for the six months ended June 30, 2008. This net profit is the result of the addition of CUI operations and related revenues and derivative income recognized in relation to the decrease in the derivative liability associated with warrants, options and convertible debt outstanding.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisition of CUI during 2008. During the six months ended June 30, 2008, proceeds of $700,000 were received from unsecured convertible notes, $6,000,000 from a bank loan, $98,000 from the exercise of warrants, $1,160 from the exercise of options, and $500,000 from the sale of common stock. These funds have assisted in the continuing development of products, in funding operations during development of the Waycool™ products and the efforts to license the manufacture and sales of these products, as well as funding the acquisition of CUI, Inc. The Company has utilized CUI, Inc. bank line of credit to fund operations. It is anticipated that Waytronx and CUI will continue to develop and expand its technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General

Cash and cash equivalents at June 30, 2008 are $358,223, and there is a net working capital deficit of $9,074,316. The net working capital deficit is largely due to the derivative liability recorded to recognize the liability associated with shares allocable to warrants, options and convertible debt that exceeds the currently authorized common shares available as of June 30, 2008. Operations and investments in equipment and the acquisition of CUI, Inc. have been funded through cash from operations, equity financings and borrowings from private parties as well as related parties.

Cash used in operations

Operating requirements generated a negative cash flow from operations of $1,906,482 for the six months ended June 30, 2008, versus $1,526,951 for the same period last year. The increase in cash used in operations is a result of increased trade accounts receivables, increased inventory levels, decreases in accounts payable, offset by increases in accrued compensation.

During the first six months of 2008 stock and warrants have been used as a form of payment to certain consultants, note holders and employees. For the first six months of 2008 and 2007, a total of $586,295 and $18,661, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.

As Waytronx continues to focus on the commercialization of its innovative thermal cooling technology during 2008, it will continue to fund research and development related to the Waycool™ products as well as sales and marketing efforts.

Capital Expenditures and Investments

During the first six months of 2008 and 2007, there was $17,161 and $0 investment in fixed assets.

Waytronx invested approximately $35,729 in patent costs during the first six months of 2008. It is expected that investment in patent costs will continue throughout 2008 as patents are pursued in order to protect the rights to use its product developments.

Effective May 16, 2008, Waytronx acquired CUI, Inc. The funding for this acquisition was provided by a $6,000,000 bank note, a $14,000,000 seller’s note, and a $17,500,000 convertible seller’s note. The following details the acquisition:

Purchase price	$37,500,000
Cash	183,531
Accounts receivable, trade	2,206,176
Accounts receivable, other	1,159,851
Inventory	2,654,325
Other current assets	115,666
Property & equipment, net	1,340,313
Deposits and other assets	50,297
Technology rights	51,222
Equity investment in affiliate	122,119
Goodwill	23,544,300
Goodwill trademark and tradename CUI	4,892,856
Goodwill trademark and tradename V-Infinity	1,373,828
Goodwill patent pending technology	761,962
Goodwill customer list/base	2,103,237
Liabilities assumed	(3,059,683)
$37,500,000

Financing activities

During the first six months of 2008, $700,000 of proceeds were received from unsecured convertible notes, $6,000,000 from a bank loan, $98,000 from the exercise of warrants, $1,160 from the exercise of options and $500,000 from the sale of common stock. Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources

The report of our independent registered public accounting firm on our financial statements as of December 31, 2007 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations. Subsequent to the acquisition of CUI, Inc., management believes the Company is generating sufficient revenues to fund operations. As of June 30, 2008 the Company had an accumulated deficit of $47,948,442.

The Company will seek to raise additional capital as needed for the commercialization of its WayCool technology product lines as well as the continued development and expansion of the product lines and technology. As needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of June 30, 2008 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $2,500,000 with interest payable monthly at the bank’s prime lending rate.

Management expects the WayCool technology to be commercialized in the next 12 months. There is no assurance that it will generate material revenues by that date or that revenues will be sufficient to cover all operating and other expenses. The Company expects the revenues from CUI to help cover the operating and other expenses. If revenues are not sufficient to cover all operating and other expenses, other funding will be required. There is no assurance that such additional capital will be able to be raised.

Results of Operations

Revenue

During the six months ended June 30, 2008 and 2007, revenue was $4,457,099 and $124,664, respectively. The revenue for the six months ended June 30, 2008 is comprised of $4,341,295 from CUI products, $37,089 for freight, $7,000 for carbon related to the WayCool products, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, and $2,740 from other income. The revenue for the six months ended June 30, 2007 is comprised of $73,485 from RediAlert™ products, $43,323 from Living Window™ products and related add-ons, and $7,856 from other income.

During the three months ended June 30, 2008 and 2007, revenue was $4,396,454 and $75,271, respectively. The revenue for the three months ended June 30, 2008 is comprised of $4,341,295 from CUI products, $37,089 for freight, $7,000 for carbon related to the WayCool products, $10,000 for a cancellation fee, and $1,070 from other income. The revenue for the three months ended June 30, 2007 is comprised of $43,484 from RediAlert™ products, $28,500 from Living Window™ products and related add-ons, and $3,287 from other income.

Cost of revenue

The cost of revenue for the six months ended June 30, 2008 and 2007, was $2,727,602 and $1,177,863, respectively. For the three months ended June 30, 2008 and 2007, the cost of revenue was $2,645,519 and $1,126,638, respectively. Impairment charges taken in June 2007 on inventory related to the Company’s sign business is included in cost of revenue for the three and six months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the six months ended June 30, 2008 compared to the same period in 2007, SG&A expenses increased $1,404,224, with the majority of this increase associated with the acquisition of CUI and its operations.

Research and Development

The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products. Research and development costs were $524,941 and $648,904, for the six months ended June 30, 2008 and 2007, respectively.

Bad Debt

The bad debt expense relates to a note receivable from the settlement gain from Mobil Magic. Mobil Magic is in default on the note, and Waytronx has not received a payment on this note since January of 2008. The Company has reserved fully for the note and is pursuing collection of the balance of $91,500 but the outcome of the collections process is uncertain.

Other Income

Other income for the six months ended June 30, 2008, consisted of $2,782,573 in derivative income associated with the change in value of the derivative liability recognized for the potential conversion of warrants, options and convertible debt into common stock, $44,463 for services billed to a related party, $7,297 for interest income, $6,027 in other other income and a loss on equity investment in affiliate of $4,264.

Intrinsic value of convertible debt and amortization of debt discount

The Company recorded an expense of $519,528 and $578,495 for the three and six months ended June 30, 2008, respectively, and $84,099 and $216,706, respectively, for the same periods in 2007, for the intrinsic value of convertible debt and the amortization of debt discount. The increased expense in 2008 of $435,429 and $361,789 for the three and six month periods, respectively, was due to the increase in debt used to fund operations and the acquisition of CUI, Inc.

Interest Expense

The interest expense of $373,982 and $120,293 for the six months ended June 30, 2008 and 2007, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, and secured and unsecured promissory notes. The increase as compared to the prior year period is related to the notes associated with the acquisition of CUI, Inc. and debt obtained during the first six months of 2008 to fund the operations of Waytronx.

Preferred Stock Dividends

No preferred dividend expense was recorded by the Company during the six months ended June 30, 2008 and 2007, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

Immediately following the acquisition of CUI, Inc., Daniel N. Ford assumed the Chief Financial Officer position for both Waytronx, Inc. and its subsidiary CUI, Inc. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A:  Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Common Stock Issued

During the three months ended June 30, 2008, the Company issued the following common stock:

2,116,000 shares of its common stock in relation to the exercise of warrants and options with proceeds of $21,160.

250,000 shares of its common stock as compensation for investment services performed by consultants.

500,000 shares of its common stock as compensation for marketing services performed by consultants.

677,558 shares of its common stock as bonus shares to convertible promissory note holders who loaned $700,000 to the Company. An additional 22,422 shares were applied against a subscription receivable as bonus shares related to the convertible promissory notes of $700,000.

Warrants Issued

During the three months ended June 30, 2008, the Company issued warrants for the purchase of 3,000,000 common shares within three years at a per share price of $0.01 to six individuals who provided Letters of Credit relating to the CUI, Inc. asset purchase.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation

3.2[1]	Bylaws of the Registrant.

3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.

3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.

3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.

3.8[7]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.

4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.

4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.

4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.

4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.

4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.

10.1[2]	Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.

10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.

10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.

10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.

10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.

10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.

10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.

10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.

10.9[7]	Letter of Intent for Sale and Purchase of Certain Intellectual Property dated June 10, 2005 with Extension of Letter of Intent dated October 12, 2005.

10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated November 22, 2003.

10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.

10.12[2]	Addendum to Safety Harbor office, Suite 210, Lease Agreement dated February 1, 2004.

10.13[4]	Safety Harbor, Florida office, Suite 130, Lease Agreement dated October 15, 2004.

10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.

10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 22, 2003.

10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

10.17[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital

10.18[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.

10.19[4]	Contract between SMTC Manufacturing Corporation and Registrant dated November 9, 2004

10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005

10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.

10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.

10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan

10.24[6]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.

10.25[6]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.

10.27[8]	Addendum to Employment Agreement between the Registrant and William J. Clough dated May 15, 2008.

10.28[8]	Employment Agreement between the Registrant and Daniel N. Ford dated May 15, 2008.

10.29[8]	Employment Agreement between the Registrant and Matthew McKenzie dated May 15, 2008.

10.30[8]	Waytronx, Inc. 2008 Equity Incentive Plan.

13.1	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed February 24, 2006.

13.2	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed April 2, 2007.

13.3	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008.

14.1[5]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.

22.1	Proxy Statement and Notice of 2006 Annual Shareholder Meeting filed September 29, 2006.

22.2	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 150,000,000 to 200,000,000 filed May 19, 2006.

22.3	Proxy Statement and Notice of 2007 Annual Shareholder Meeting filed November 6, 2007.

22.4	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 200,000,000 to 320,000,000 filed July 8, 2008.

23.4[9]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-Q filed herewith.

31.1[9]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2[9]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1[9]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[9]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.

2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.

3	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.

4	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.

5	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.

6	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.

7	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008.

8	Incorporated by reference to our Registration Statement on Form S-8 filed July 25, 2008.

9	Filed herewith.

Reports on Form 8-K

The following documents that we filed with the SEC are incorporated herein by reference:

1.
The Company filed a Report on Form 8-K on June 12, 2008, amendment filed July 3, 2008, announcing the formation of a wholly owned subsidiary corporation that acquired the assets of CUI, Inc. in consideration for $37.5 million in cash and convertible promissory notes.

2.
The Company filed a Report on Form 8-K on June 18, 2008 announcing: (i) the appointment of Colton Melby to the Board of Directors and election as Chairman of the Board and (ii) that two directors, John P. Rouse and Bradley J. Hallock, will not run for re-election to the Board at the September 15, 2008 Annual Meeting of Shareholders.

3.	The Company filed a Report on Form 8-K on July 24, 2008 announcing: (i) the appointment of Sean P. Rooney and Matthew M. McKenzie to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of August 2008.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer