Form 10-Q
period 2008-09-30
Waytronx, Inc.
filed 2008-11-14
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of November 14, 2008, there were 167,208,406 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Waytronx, Inc.
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$296,971	$42,639
Trade accounts receivable, net of allowance of $115,000	3,808,228	7,000
Other accounts receivable, related party	221,260	-
Inventories, net	3,293,041	88,350
Prepaid expenses and other	407,897	20,160
Total current assets	8,027,397	158,149

Property and equipment, net	1,260,243	20,641

Other assets:
Investment in securities available for sale	119,814	-
Technology rights, net	4,193,830	4,321,493
Patent costs, net	777,839	654,861
Other intangible assets, net	31,955
Deposits and other	55,738	58,710
Notes receivable, net	-	91,500
Goodwill, net	32,674,837	-
Total other assets	37,854,013	5,126,564
Total assets	$47,141,653	$5,305,354

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$754,026	$294,327
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,284,600	-
Demand notes payable, related party	14,470	-
Accrued expenses	1,184,729	135,898
Accrued compensation	184,313	90,858
Deferred revenue	90	13,080
Notes payable, current portion due	48,265	-
Notes payable, related party, current portion due	1,239,109	-
Convertible notes payable, net of discounts of $0 and $55,165, respectively	1,950,000	1,594,834
Total current liabilities	7,664,656	2,134,051
Long term notes payable, net of current portion due of $48,265	6,108,396	100,000
Long term notes payable, related party, net of current portion due of $239,109 and discounts of $712,639	13,048,252	1,000,000
Long term convertible notes payable, related party, net of discounts of $6,312,595	11,187,405	-
Total liabilities	38,008,709	3,234,051

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized		-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 and 75,543 shares issued and outstanding liquidation preference of $50,543 and $75,543 at September 30, 2008 and December 31, 2007, respectively	51	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 163,509,406 and 156,780,626 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	163,509	156,781
Additional paid-in capital	57,234,628	50,832,165
Subscription receivable	-	(200,000)
Accumulated deficit	(48,265,244)	(48,717,719)
Total stockholders' equity	9,132,944	2,071,303
Total liabilities and stockholders' equity	$47,141,653	$5,305,354

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statement of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product Sales	$8,496,123	$20,531	$12,916,133	$145,195
Revenue from freight	47,724	-	84,813	-
Total revenue	8,543,847	20,531	13,000,946	145,195
Cost of revenues	5,064,281	10,272	7,791,883	1,188,135

Gross profit (loss)	3,479,566	10,259	5,209,063	(1,042,940)

Operating expenses
Selling, general and administrative	2,538,488	437,728	4,727,331	1,222,347
Research and development	141,934	230,748	666,875	879,652
Bad debt	33,989	-	125,489	3,995
Total operating expenses	2,714,411	668,476	5,519,695	2,105,994

Profit (loss) from operations	765,155	(658,217)	(310,632)	(3,148,934)

Other income (expense)
Other income	49,219	50,423	107,006	74,081
Other expense	(766)	-	(39,321)	(12,923)
Derivative income	49,115	-	2,831,688	-
Investment income (loss)	1,959	-	(2,305)	-
Interest expense - intrinsic value of convertible debt and amortization of debt discount	(669,070)	(64,459)	(1,247,565)	(281,165)
Interest expense	(512,414)	(80,448)	(886,396)	(200,741)
Total other income (expense), net	(1,081,957)	(94,484)	763,107	(420,748)

Net profit (loss)	(316,802)	(752,701)	452,475	(3,569,682)
Preferred stock dividends	-	-	-	-
Net profit (loss) allocable to common stockholders	$(316,802)	$(752,701)	$452,475	$(3,569,682)
Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.02)
Basic and diluted net profit (loss) per common share available to common stockholders	$(0.00)	$(0.00)	$0.00	$(0.02)
Weighted average common shares outstanding	161,994,037	150,984,050	160,109,943	149,469,095

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$452,475	$(3,569,682)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	669,634	68,201
Change in fair value of warrant liability	(2,831,688)	-
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount	1,058,770	281,166
Non-cash loss on securities available for sale	2,305	-
Bad debt expense	125,489	3,995
Amortization of technology rights	178,885	178,779
Amortization of patent costs	17,155	7,624
Amortization of website development	10,733	-
Loss on disposal of assets	4,165	12,353
Impairment of inventory	-	1,046,233
Depreciation	144,719	40,866
Amortization of goodwill	1,346
Provision for doubtful accounts	(4,803)	-
(Increase) decrease in assets:
Trade accounts receivable	(1,624,238)	(46,589)
Other accounts receivable	938,591	-
Notes receivable	-	17,500
Inventory	(550,366)	(8,803)
Prepaid expenses and other current assets	(272,071)	(11,391)
Deposits and other assets	10,581	539
Increase (decrease) in liabilities:
Accounts payable	(901,831)	(168,249)
Accrued expenses	1,061,996	-
Accrued compensation	8,592	-
Deferred revenues	(12,990)	(3,277)
NET CASH USED IN OPERATING ACTIVITIES	(1,512,551)	(2,150,735)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger, net	(5,816,468)	-
Investment in technology rights	-	(50,000)
Investment in patents	(48,943)	(51,708)
Proceeds from sales of fixed assets	-	8,700
Purchase of property and equipment	(48,175)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,913,586)	(93,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	1,044,628	-
Proceeds from notes and loans payable	6,600,000	1,357,500
Proceeds from notes and loans payable, related party	100,000	-
Payments on notes and loans payable	(447,789)	(80,000)
Payments on notes and loans payable, related party	(215,530)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	599,160	511,229
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,680,469	1,788,729
NET INCREASE IN CASH AND CASH EQUIVALENTS	254,332	(455,014)
Cash and Cash Equivalents at Beginning of Year	42,639	570,501
CASH AND CASH EQUIVALENTS AT END OF PERIODS	$296,971	$115,487

(continued)

Waytronx, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)

	For the nine months ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$259,488	$118,143

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$25	$15

Discount on debt for intrinsic value of convertible notes payable	$1,192,400	$87,786

Notes payable issued for purchase of CUI, Inc.	$31,500,000	$-

Issuance of warrants for patents	$91,190	$-

Conversion of debt to common stock	$50,000	$177,500

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$395,338	$41,333

Reclassification of Derivative liability to Equity	$10,841,928	$-

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

Effective May 16, 2008, Waytronx, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition.

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern. As reflected in these financial statements, we had a net profit of $452,475 and cash used in operations of $1,512,551 for the nine months ended September 30, 2008, and an accumulated deficit of $48,265,244 at September 30, 2008. The ability to continue as a going concern is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If necessary, we will continue to raise additional capital to provide sufficient cash to meet the funding required to commercialize our technology product lines. As we continue to expand and develop technology and product lines, additional funding may be required. There have been negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to September 30, 2008) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of September 30, 2008 because of their short-term natures.

Cash
Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2008, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.

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

Intangible assets consist of the following as of September 30, 2008:

2008
Technology rights	$4,943,965
Accumulated amortization	(750,135)
Net	$4,193,830

Patent costs	$808,337
Accumulated amortization	(30,498)
Net	$777,839

Goodwill	$32,676,183
Accumulated amortization	(1,346)
Net	$32,674,837

Other intangible assets	$72,933
Accumulated amortization	(40,978)
Net	$31,955

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company also has a demand receivable from TPI of $204,921 as of September 30, 2008. The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2008 is as follows:

Current assets	$7,798,298
Non-current assets	854,144
Total Assets	$8,652,442

Current liabilities	$5,847,087
Non-current liabilities	1,152,959
Stockholders' equity	1,652,396
Total Liabilities and Stockholders' Equity	$8,652,442

Revenues	$6,271,405
Operating Loss	(20,441)
Net Loss	(22,013)
Company share of Net Loss at 10.47%	(2,305)
Equity investment in affiliate	$119,814

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

Stock issued for services to other than Employees
Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

The following information is presented for the nine months ended September 30, 2008 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$8,006,663	$2,992,706	$1,419,739	$581,838	$13,000,946
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,831,688	$2,831,688
Interest revenues	$-	$-	$-	$17,127	$17,127
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(2,305)	$(2,305)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$1,247,565	$1,247,565
Interest expense	$-	$-	$-	$886,396	$886,396
Depreciation and amortization	$-	$-	$-	$352,820	$352,820
Segment profit (loss)	$2,192,263	$430,295	$124,563	$(2,294,646)	$452,475
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$669,634	$669,634
Segment assets	$-	$-	$-	$47,141,653	$47,141,653
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000	$37,500,000
Expenditures for segment assets	$-	$-	$-	$97,118	$97,118

The operating segments do not hold assets individually as segment assets as all Company assets are utilized for each segment.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	ACQUISITION

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
$37,500,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisition had been completed as of January 1, 2008 and January 1, 2007, respectively:

	2008	2007
Gross revenue	$22,714,998	$18,546,074
Total expenses	21,716,853	20,591,870
Net profit (loss) before taxes	$998,145	$(2,045,796)
Earnings per share	$0.01	$(0.01)

4.	INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and nine months ended September 30, 2008 and 2007 were anti-dilutive, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At September 30, 2008 and 2007, respectively, 102,183,373 and 37,959,524 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net income (loss) per share at September 30, 2008 and 2007 as the effect of such shares would be anti-dilutive.  At September 30, 2008, 22,883,373 shares related to warrants and options and 79,300,000 shares related to the conversion of debt were excluded from the September 30, 2008 computation of the diluted earnings per share as they were anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net income (loss) for the period	$(316,802)	$452,475

Weighted average number of shares outstanding	161,994,037	160,109,943

Weighted average number of common and common equivalent shares	161,994,037	160,109,943

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net income (loss) for the period	$(316,802)	$452,475
Add: Adjustment for interest and discount amortization on 4% convertible notes	-	-
12% convertible notes and discount amortization	-	-
Adjusted net income (loss)	$(316,802)	$452,475

Weighted average number of shares outstanding	161,994,037	160,109,943
Add: Weighted Average shares assumed to be issued upon conversion of 4% convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Warrants and options as of date of issue	-	-
12% convertible notes as of beginning of period	-	-
12% convertible notes as of date of issue	-	-

Weighted average number of common and common equivalent shares	161,994,037	160,109,943

Diluted earnings per share	$(0.00)	$0.00

5.	INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the nine months ended September 30, 2008 and 2007 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.	WORKING CAPITAL LINE OF CREDIT

At September 30, 2008, CUI, Inc. had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate less 0.25 percentage points (4.75% at September 30, 2008), maturing July 1, 2009. At September 30, 2008, the balance outstanding on the line of credit was $2,284,600.

7.	STOCK-BASED EMPLOYEE COMPENSATION

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

There were no non-vested stock options at December 31, 2007. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the nine months ended September 30, 2008, the company granted 1,010,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatility of 78%, risk free interest rate of 0.03% - 1.64% and a term of 0.25 - 2 years.

The following information is presented for the stock option activity for the nine months ended September 30, 2008:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,531,000	$0.13	3.13
Exercised	(116,000)	$0.01
Forfeited	(140,000)	$0.72
Granted	1,010,000	$0.19	9.97	$-
Outstanding at September 30, 2008	5,285,000	$0.13	6.45	$4,465
Outstanding exercisable at September 30, 2008	5,285,000	$0.13	6.45	$4,465

8.	NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default. In August 2008, the Company obtained extension of twelve months on all notes in default. During the three months ended September 30, 2008, the company paid back $150,000 of these convertible promissory notes. At September 30, 2008, $1,500,000 was included in Convertible notes payable, current portion due.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from a related party. During the three months ended September 30, 2008, the company paid back $100,000 of these promissory notes. The $1,000,000 outstanding at September 30, 2008, was included in notes payable, related party, current portion due. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock. These shares had a fair value of $125,653 using a Black Scholes Pricing Model. Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting. During the three months ended September 30, 2008, $200,000 was paid back and $50,000 was converted to equity. The $450,000 outstanding at September 30, 2008, was included in Convertible notes payable, current portion due.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc. A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50% (4.50% at September 30, 2008), and is secured by personal Letters of Credit from related parties.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note. There is a discount on debt related to this note of $712,639. The current portion of this note is $239,109. The net long term balance of this note is $13,048,252.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25. This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note. There is a discount on debt related to this note of $6,312,595. The net long term balance of this note is $11,187,405.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $156,661 as of September 30, 2008. The current portion of the capital lease note is $48,265 as of September 30, 2008. The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture. The capital lease expires September 1, 2011.

Through the acquisition of CUI, Inc., the Company has an unsecured demand note payable of $14,470 to a related party at a variable interest rate equal to the prime lending rate less 0.25% (4.75% at September 30, 2008).

9.	DERIVATIVE LIABILITY

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

The Company computed fair value of the outstanding freestanding options, warrants and convertible debt and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding options, warrants and convertible notes

	At issuance	At September 15, 2008
Market price:	$0.35	$0.23
Exercise price:	$0.01 - $0.75	$0.01 - $0.75
Term:	0 - 3 years	0 - 3 years
Volatility:	57%	75%
Risk-free interest rate	1.83% - 2.9%	0.36% - 2.01%
Number of shares attributable to options, warrants and convertible notes	30,270,093	31,173,373

The aggregate fair value of the warrants, options and convertible notes embedded conversion features reclassified during the nine-month period ended September 30, 2008 amounted to approximately $6,121,526 at the date of their issuance or reclassification and were revalued using the above model assumptions to $3,257,291 at September 15, 2008 when additional shares were authorized to sufficiently satisfy existing obligations under outstanding options and warrant agreements and convertible debt. Upon authorization of the additional shares, the company closed the related derivative liability based on the fair value of such derivatives at the measurement dates. During the three months ended September 30, 2008, the company reclassified $10,841,928 of derivative liabilities to equity.

10.	COMMITMENTS

In August of 2007 the Company entered into an agreement with a consultant to provide strategic marketing services. For these services, through March of 2008, the Company paid a fee of $120,000 in quarterly installments. In addition, the consultant had the ability to earn up to 1,500,000 shares of the Company’s common stock for goals achieved per the agreement. The agreement was fulfilled and all shares earned had been issued during the first six months of 2008.

The Company contracts for the purchase of Yen at future dates in anticipation of inventory purchases. If the Company fails to acquire the Yen at the specified date for the contracted amount, it is obligated to pay the difference between the contract price and the current exchange price. The Company is able to regulate its purchases of inventory and maintains an adequate line of credit so that management does not anticipate a situation in which the Company would be unable to fulfill its obligation pursuant to any negotiated open futures contract. As of September 30, 2008, the Company does not have outstanding yen purchase contracts.

The Company leases office and warehouse space under a non-cancelable lease agreement. The lease expires August 31, 2016. During the fiscal year ending December 31, 2008, the lease payment is comprised of a scheduled monthly base payment of $39,900 (includes periodic base payment increases) plus real property taxes, utilities, insurance and common area maintenance charges. The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010. In addition to the base rent of $1,845 (includes periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes. The Company also leased office space in Safety Harbor, Florida, with a lease expiring December 1, 2009. The lease payment was comprised of a scheduled monthly base payment plus a pro rata share of common area maintenance and taxes. The company negotiated the termination of the Safety Harbor, Florida lease during the three months ended September 30, 2008.

11.	PREFERRED STOCK

During the nine months ended September 30, 2008, 25,000 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock at the request of certain Series A convertible preferred stock holders.

12.	OTHER EQUITY TRANSACTIONS

During the nine months ended September 30, 2008, 95,238 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $25,000 using a thirty-day average price at December 31, 2007, in accordance with the agreement.

During the nine months ended September 30, 2008, 207,237 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued at $39,375 as of the date of issuance, in accordance with the agreement.

During the nine months ended September 30, 2008, 2,390,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $98,000.

During the nine months ended September 30, 2008, 116,000 shares of common stock were issued in relation to the exercise of options with proceeds of $1,160.

During the nine months ended September 30, 2008, 1,250,000 shares of common stock were issued for services performed by consultants. $302,500 of consulting expense was recorded in relation to these transactions based on the fair market value of the stock on the date of grant.

During the nine months ended September 30, 2008, $67,500 of compensation expense was recorded for stock to be issued based upon employment agreements for which the requisite service had been performed. As of September 30, 2008, 362,193 shares were issued to fulfill the compensation obligation.

During the nine months ended September 30, 2008, 1,200,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $300,000. A former officer of Waytronx agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement. Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the officer. These 1,100,000 shares were issued to the former officer during the nine months ended September 30, 2008.

In addition, the Company received $200,000 of subscription receivable during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company entered into unsecured convertible promissory notes totaling $700,000, with 700,000 (699,980 issued) related bonus shares of common stock. Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due. The note holders have the right to convert the note to the Company’s common stock at $0.25 per share. During the nine months ended September 30, 2008, $52,033 of a promissory note principal and related interest was converted to 208,132 shares of common stock.

During the nine months ended September 30, 2008, the Company extended 2,000,000 existing warrants an additional two years in exchange for the rights to certain patents. The company valued the transaction at $91,190 using the Black Scholes Pricing Model with the following assumptions on the date of extension; $0.20 exercise price, volatility of 75%, risk free interest rate of 2.01% and a term of 2.833 years.

13.	SUBSEQUENT EVENTS

In October 2008, 140,000 warrants were exercised into common stock with proceeds of $1,400.

On October 16, 2008 a convertible note holder exercised the right to convert $500,000 of debt to common stock at a per share price of $0.20 for 2,500,000 shares of common stock.

In October 2008, 39,000 shares were issued to a consultant for services provided to the company. $6,630 of consulting expense was recorded in relation to this transaction based on the fair value of the stock on the date of grant.

In October 2008, the Company entered into an agreement with a consultant to provide strategic marketing services. For these services, the Company pays a fee of $3,900. In addition, the consultant is awarded 39,000 restricted shares of the Company’s common stock and a stock purchase warrant entitling the consultant the right to purchase, at any time within three years, 390,000 restricted shares of the Company’s common stock.

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

Overview

Waytronx, Inc. has pioneered and is commercializing innovative thermal management solutions capable of revolutionizing the semiconductor, solar and electronic packaging industries, among others. This advanced technology involves the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials. Utilizing its patented WayCool hybrid mesh architecture, Waytronx can enhance system performance and remove thermal barriers caused by "microwarming" in today's advanced computing devices. The Company's proprietary cooling solutions for central and graphics processors, solar energy devices and power supplies provide more cost effective and efficient thermal management to the electronics industry.

In May 2008, Waytronx formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a provider of electromechanical components and industrial controls for OEM manufacturing. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions, and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

During the nine months ended September 30, 2008, Waytronx continued to incur losses from operations, with a significant improvement in the second and third quarters of the year. A net profit of $452,475 was incurred for the nine months ended September 30, 2008. This net profit is the result of the addition of CUI operations and related revenues and derivative income recognized in relation to the decrease in the derivative liability associated with warrants, options and convertible debt outstanding.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisition of CUI during 2008. During the nine months ended September 30, 2008, proceeds of $700,000 were received from unsecured convertible notes, $6,000,000 from a bank loan, $98,000 from the exercise of warrants, $1,160 from the exercise of options, and $500,000 from the sale of common stock. These funds have assisted in the continuing development of products, in funding operations during development of the Waycool™ products and the efforts to license the manufacture and sales of these products, as well as funding the acquisition of CUI, Inc. The Company has utilized CUI, Inc.’s bank line of credit to fund operations. It is anticipated that Waytronx and CUI will continue to develop and expand its technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at September 30, 2008 are $296,971, and there is net working capital of $362,741. Operations and investments in equipment and the acquisition of CUI, Inc. have been funded through cash from operations, equity financings and borrowings from private parties as well as related parties.

Cash used in operations
Operating requirements generated a negative cash flow from operations of $1,512,551 for the nine months ended September 30, 2008, versus $2,150,735 for the same period last year. The decrease in cash used in operations is primarily the result of net profit earned, increase in bad debt expense, decrease in impairment of inventory, increase in depreciation, increased trade accounts receivables, increased inventory levels, increased prepaid expenses and other current assets, decreases in accounts payable, offset by increases in accrued expenses and compensation.

During the first nine months of 2008 stock and warrants have been used as a form of payment to certain consultants, note holders and employees. For the first nine months of 2008 and 2007, a total of $592,545 and $49,453, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.

As Waytronx continues to focus on the commercialization of its innovative thermal cooling technology during 2008, it will continue to fund research and development related to the Waycool™ products as well as sales and marketing efforts.

Capital Expenditures and Investments
During the first nine months of 2008 and 2007, there was $48,175 and $0 investment in fixed assets.

Waytronx invested $48,943 in patent costs during the first nine months of 2008. It is expected that investment in patent costs will continue throughout 2008 as patents are pursued in order to protect the rights to use its product developments.

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
$37,500,000

Financing activities
During the first nine months of 2008, $700,000 of proceeds were received from unsecured convertible notes, $6,000,000 from a bank loan, $98,000 from the exercise of warrants, $1,160 from the exercise of options and $500,000 from the sale of common stock. Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2007 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations. Subsequent to the acquisition of CUI, Inc., management believes the Company is generating sufficient revenues to fund operations. As of September 30, 2008 the Company had an accumulated deficit of $48,265,244.

The Company will seek to raise additional capital as needed for the commercialization of its WayCool technology product lines as well as the continued development and expansion of the product lines and technology. As needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of September 30, 2008 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate less 0.25 percentage points.

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

Results of Operations

Revenue
During the nine months ended September 30, 2008 and 2007, revenue was $13,000,946 and $145,195, respectively. The revenue for the nine months ended September 30, 2008 is comprised of $12,701,196 from CUI products, $84,813 for freight, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, $143,222 from RediAlert™ products and $2,740 from other income. The revenue for the nine months ended September 30, 2007 is comprised of $93,609 from RediAlert™ products, $43,323 from Living Window™ products and related add-ons, and $8,263 from other income.

During the three months ended September 30, 2008 and 2007, revenue was $8,543,847 and $20,531, respectively. The revenue for the three months ended September 30, 2008 is comprised of $8,359,901 from CUI products, $47,724 for freight, $143,222 from RediAlert™ products less a $7,000 credit for carbon related to the WayCool products . The revenue for the three months ended September 30, 2007 is comprised of $20,125 from RediAlert™ products and $406 from other income.

Cost of revenue
The cost of revenue for the nine months ended September 30, 2008 and 2007, was $7,791,883 and $1,188,135, respectively. For the three months ended September 30, 2008 and 2007, the cost of revenue was $5,064,281 and $10,272, respectively. Impairment charges taken in June 2007 on inventory related to the Company’s sign business is included in cost of revenue for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the nine months ended September 30, 2008 compared to the same period in 2007, SG&A expenses increased $3,504,984, with the majority of this increase associated with the acquisition of CUI and its operations.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products. Research and development costs were $666,875 and $879,652, for the nine months ended September 30, 2008 and 2007, respectively.

Bad Debt
The bad debt expense relates to a note receivable from the settlement gain from Mobil Magic and miscellaneous other customers as well as an addition made for the allowance for bad debts. Mobil Magic remains in default on the note, and Waytronx has not received a payment on this note since January of 2008. The Company has reserved fully for the note and is pursuing collection of the balance of $91,500 but the outcome of the collections process is uncertain.

Other Income
Other income for the nine months ended September 30, 2008, consisted of $2,831,688 in derivative income associated with the change in value of the derivative liability recognized for the potential conversion of warrants, options and convertible debt into common stock, $87,359 for services billed to a related party, $17,115 for interest income, $2,532 in other other income and a loss on equity investment in affiliate of $2,305.

Intrinsic value of convertible debt and amortization of debt discount
The Company recorded an expense of $669,070 and $1,247,565 for the three and nine months ended September 30, 2008, respectively, and $64,459 and $281,165, respectively, for the same periods in 2007, for the intrinsic value of convertible debt and the amortization of debt discount. The increased expense in 2008 of $604,611 and $966,400 for the three and nine month periods, respectively, was due to the increase in debt used to fund operations and the acquisition of CUI, Inc.

Interest Expense
The interest expense of $886,396 and $200,741 for the nine months ended September 30, 2008 and 2007, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, and secured and unsecured promissory notes. The increase as compared to the prior year period is related to the notes associated with the acquisition of CUI, Inc. and debt obtained during the first nine months of 2008 to fund the operations of Waytronx.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the nine months ended September 30, 2008 and 2007, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Off-Balance Sheet Arrangements

None.

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

Common Stock Issued

During the three months ended September 30, 2008, the Company issued the following common stock:
208,132 shares of its common stock for conversion of a $50,000 convertible promissory note, plus accrued interest, at $0.25 per share.

207,237 shares of its common stock to a company employee in lieu of $39,375 of deferred compensation.

1,100,000 shares of its common stock to a shareholder as repayment for 1,000,000 free trading common shares borrowed by the company plus a 10% stock bonus for loaning the stock.

Warrants and Options Issued

During the three months ended September 30, 2008, the Company issued fully vested options for the purchase of 1,010,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to forty three CUI employees with an expiration of September 17, 2018. If all options are exercised the Company could receive $191,900.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the September 15, 2008 Annual Meeting of Shareholders the shareholders:
•	Elected three directors to hold office for two years and two directors to hold office for one year or until a successor is duly elected and qualified. The vote results are as follows:
Seat #1, William J. Clough, (2 year term)
[81,800,879] FOR     [14,310,652] WITHHOLD
Seat #3, Matthew M. McKenzie, (2 year term)
[95,236,733] FOR     [874,798] WITHHOLD
Seat #7, Colton Melby, (2 year term) (Compensation Committee Chairman)
[95,444,099] FOR     [667,432] WITHHOLD
Seat #4, Sean P. Rooney, (1 year term) (Audit Committee Chairman)
[95,444,099] FOR     [667,432] WITHHOLD
Seat #2, Thomas A. Price, (1 year term) (Audit Committee Deputy Chairman)
[95,415,099] FOR     [696,432] WITHHOLD
Seat #6, Corey Lambrecht, elected for a two year term at the 2007 Annual Meeting of Shareholders. (Compensation Committee Deputy Chairman)

•	Approved an amendment to the Articles of Incorporation to increase the authorized number of Common Shares from 200,000,000 to 325,000,000. The vote results are as follows:
for 75,616,196, against 20,287,088, abstain 208,247.
•	Approved the 1,500,000 common share Waytronx, Inc. 2008 Equity Incentive Plan. The vote results are as follows:
for 36,642,295, against 12,335,316, abstain 96,556.

Item 5. Other Information.

Nominating Committee

The nominating committee consists of all of the members of the Board of Directors who are "independent directors" within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the shareholders and evaluation of sitting directors. The Board has not developed a formal policy for the identification or evaluation of nominees. In general, when the Board determines that expansion of the Board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the Board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company's Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate's business and educational experience; (d) information regarding the candidate's qualifications to be director, including but not limited to an evaluation of the factors discussed above which the Board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the Board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[7]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[9]	Restated Articles of Incorporation to increase the authorized common stock to 325,000,000 shares filed with the Colorado Department of State September 19, 2008.
4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.
4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.
4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.
4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.
4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.
10.1[2]	Employment Agreement between the Registrant and John Thatch, dated November 2, 1999.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.
10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.
10.9[7]	Letter of Intent for Sale and Purchase of Certain Intellectual Property dated June 10, 2005 with Extension of Letter of Intent dated October 12, 2005.
10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated November 22, 2003.

10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.
10.12[2]	Addendum to Safety Harbor office, Suite 210, Lease Agreement dated February 1, 2004.
10.13[4]	Safety Harbor, Florida office, Suite 130, Lease Agreement dated October 15, 2004.
10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.
10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 22, 2003.
10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.
10.17[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital
10.18[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.19[4]	Contract between SMTC Manufacturing Corporation and Registrant dated November 9, 2004
10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005
10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.
10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.24[6]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.
10.25[6]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.27[8]	Addendum to Employment Agreement between the Registrant and William J. Clough dated May 15, 2008.
10.28[8]	Employment Agreement between the Registrant and Daniel N. Ford dated May 15, 2008.
10.29[8]	Employment Agreement between the Registrant and Matthew McKenzie dated May 15, 2008.
10.30[8]	Waytronx, Inc. 2008 Equity Incentive Plan.
22.1	Proxy Statement and Notice of 2006 Annual Shareholder Meeting filed September 29, 2006.
22.2	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 150,000,000 to 200,000,000 filed May 19, 2006.
22.3	Proxy Statement and Notice of 2007 Annual Shareholder Meeting filed November 6, 2007.
22.4	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 200,000,000 to 325,000,000 filed July 8, 2008.
23.49	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-Q filed herewith.
31.19	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.29	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.19	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.29	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:
1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.
4	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
5	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.
6	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
7	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008.
8	Incorporated by reference to our Registration Statement on Form S-8 filed July 25, 2008.
9	Filed herewith.

Reports on Form 8-K

The following documents that we filed with the SEC are incorporated herein by reference:
1.	The Company filed with the Commission on July 24, 2008 a Report on Form 8-K announcing: (i) the appointment of Sean P. Rooney and Matthew M. McKenzie to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of November 2008.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer