Form 10-K
period 2008-12-31
Waytronx, Inc.
filed 2009-03-31
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-29195

Waytronx, Inc.
(Exact name of registrant as specified in its charter)

Colorado	(7310)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

20050 SW 112th Avenue
Tualatin, Oregon 97062
(503) 612-2300
(Address and Telephone Number of Principal Executive Offices and Principal Place of
Business)

William J. Clough, CEO/President
Waytronx, Inc.
20050 SW 112th Avenue
Tualatin, Oregon 97062
(503) 612-2300
 (Name, Address and Telephone Number of Agent for Service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer  ☐(Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $12,646,209.

As of March 24, 2009, the registrant had 166,598,406 shares of common stock outstanding and 50,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None.

Index Part I
Item 1. Business	5
WayCool Thermal Management Technology	5
Waytronx Business Strategy	6
Intellectual Property Ownership	6
Fusion Three, LLC Settlement	7
Waytronx Intellectual Property Protection	7
Employees	8
Item 1A. Risk Factors	9
Risks Related to Our Common Stock	11
Item 1B. Unresolved Staff Comments	14
Item 2. Properties	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Part II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	15
Small Business Issuer Purchases of Equity Securities	14
Recent Sales of Unregistered Securities	18
Shares Eligible for Sale	20
Item 6. Selected Financial Data	21
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Critical Accounting Policies	22
Liquidity and Capital Resources	23
Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	29
Item 8. Financial Statements and Supplementary Data	29
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A. Controls and Procedures	29
Item 9A(T) Controls and Procedures	29
Item 9B Other Information	30
Part III
Item 10. Directors, Executive Officers and Corporate Governance Compliance with Section 16(a) of the Exchange Act	30
Shareholder Communication	35
Business Experience of Executive Officers and Directors	27
Our Corporate Governance Practices	35
Code of Ethics	37
Audit Committee	37
Audit Committee Report	37
Item 11. Executive Compensation	39
Compensation Discussion and Analysis	39
Compensation Philosophy	40
Compensation Setting Process	41
Elements of Executive Compensation	42
Compensation Committee Report	43
Summary Compensation Table	44
Outstanding Equity Awards at Fiscal Year-End	46
Director Compensation	46
Employment Agreements	47
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Employee Equity Incentive Plans	50

Item 13. Certain Relationships, Related Transactions and Director
Independence	51
Item 14. Principal Accounting Fees and Services	53
Part IV
Item 15. Exhibits, Financial Statement Schedules	53
Exhibits	54
Signatures	57
Certifications	51

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

Item 1.  Business

Waytronx, Inc. (sometimes hereafter referred to as “Waytronx” or “the Company”) is a Colorado corporation organized on April 21, 1998.  The Company’s principal place of business is located at Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.

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

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., a provider of handheld test and measurement equipment.

The Company is primarily focused on the commercialization of its innovative thermal cooling technology, WayCoolTM, as well as the continued expansion of the CUI product offering and market reach.

WayCool Thermal Management Technology
Utilizing its patented hybrid mesh architecture, Waytronx can enhance system performance and remove thermal barriers caused by "microwarming" in today's advanced computing devices.  The Waytronx architecture incorporates a variety of patented and patent pending designs of a new scientific approach to addressing intense heat generated in electronic systems, including central and graphics processors, solar energy devices and power supplies.  The technology uses a capillary network of microchannels to transport fluid at a rapid rate to move heat away from the source instead of traditional passive heat transference through solid materials; thus, WayCool’s efficiency is not limited to the thermal conductivity of the material.  This fluid transport ensures active removal of hot fluid from the area in contact with the heat source and replacement with colder fluid.  The result is a more even temperature across the entire body of the cooling device (isothermicity). As micro electronics components run at higher speeds with more computing capacity, the primary gating factor is thermal management; WayCool technology offers a highly scalable and cost effective alternative.

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

These benefits are intended to be used as the primary method for promoting rapid adoption of WayCoolTM (Please see above the section “WayCool Thermal Management Technology”) through licensing agreements with various suppliers in the microprocessor-based electronics markets.  These include potential licensing relationships with chip original equipment manufacturers (OEMs), original development manufacturers (ODMs), as well as potential relationships with companies serving the after-market retail market segment.  It is intended that a worldwide licensing strategy for WayCool will open significant business opportunities for this technology in a number of vertical market applications.  More technical details of WayCool are discussed above in the section entitled WayCool Thermal Management Technology.

Direct Distribution
The May 2008 union of CUI with Waytronx makes readily available to Waytronx the existing CUI electromechanical components and industrial controls manufacturing, distribution and marketing network.  This synergy opens to WayCool the worldwide CUI personal relationships, and customer base.

Intellectual Property Ownership of Waytronx Technology
The following describes the evolution of the license and ownership of the Waytronx technology patents:
•
On or about July 23, 2001, the Company entered into a Contract and License Agreement (hereafter the “License Agreement”) with the inventor of the Company’s technology that underlies the WayCool technology which agreement guaranteed the inventor a minimum royalty of $50,000 the first year, $100,000 the second year and $250,000 each year thereafter.

•
On January 10, 2005 and February 16, 2005, the inventor/owner of the technology patent conveyed ownership of the WayCool and WayFast patents to CH Capital, a related party of the Company, for value received.  CH Capital is a California general partnership controlled by Bradley J. Hallock, currently a shareholder, Corporate Secretary and William Clough, currently a shareholder, President/CEO and director.

•	On February 16, 2005, in consideration for the payment of two hundred thousand dollars ($200,000), CH Capital conveyed the technology patent rights to the Company.
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

•	On May 2, 2008, CH Capital assigned to the Company all right, title and interest in the WayFast patent. WayFast is a next generation developmental application of WayCool.

Fusion Three, LLC Settlement
During May 2006 Fusion Three, LLC relinquished all rights and claims to any revenues and fees of the Company in consideration for a three year warrant authorizing Fusion Three, LLC to purchase up to five million six hundred thousand (5,600,000) shares of our common stock at a per share price of $0.20 plus a warrant to purchase up to one million two hundred thousand (1,200,000) shares of our common stock at a per share price of $0.35 for 300,000 shares; $0.50 for 300,000 shares; $0.75 for 300,000 shares and $1.00 for 300,000 shares before November 15, 2007.  In compliance with the settlement agreement, the common shares underlying these warrants were included in a registration statement that was effective October 26, 2007.

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
•	August 20, 2003 Patent Cooperation Treaty applications were filed relating to the basic mesh design.
•	December 21, 2005 Patent Cooperation Treaty applications were filed relating to the WayCool product design.
•	February 10, 2006 Patent Cooperation Treaty applications were filed relating to the aerodynamic LED sign system design.
•
March 24, 2006 CH Capital assigned to the Company all right, title and interest of the WayCool patent.  This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office.

•	In the months of June, July, September and October 2006 Provisional patent applications were filed relating to various modifications and enhancements for the WayCool product design.
•	September 7, 2006 a provisional patent application was filed relating to the OnScreen Tensile roll-up sign technology design.
•
September 12, 2006 a utility patent was issued relating to electronic assembly/system with reduced cost, mass and volume and increased efficiency and power density, the technology that underlies WayCool that contains over 50 separate claims.

•	October 4, 2006 a series of four Divisional patent applications were filed relating to the Living Window product design.
•	November 21, 2006 a utility patent was issued relating to the Living Window LED assembly with vented circuit board.
•	A utility patent was issued December 5, 2006 relating to our basic WayCool architecture design. This basic architecture is the basic principle for the WayCool product line.
•	A divisional patent was issued January 1, 2008, relating to the Living Window LED assembly with vented circuit board.
•	A utility patent was issued May 22, 2007 relating to the WayCool Thermal Management Technology.
•	August 5, 2008 a utility patent was issued relating to the RediAlert aerodynamic light display panel.

During 2005 through 2008 under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks: RediAlert, Rapid Dispatch Emergency Signs, RediAd, Living Window and OnScreen Technology.  We are required to disclaim the unitary expression because the individual component words of a complete descriptive phrase are not registerable.  This disclaimer does not impair the “OnScreen” trademark or the “OnScreen technology” words when used in conjunction with the trademark.

During 2006 and 2007 we filed applications with the United States Patent and Trademark Office to register the following trademarks: WayCool, WayCoolant, WayFast and Waytronx.

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

Employees
As of December 31, 2008, the Company, together with its wholly owned subsidiary, had forty-seven full-time and five part-time employees.  None of its employees is represented by a labor union.  The Company considers its relations with its employees to be good.  The Company plans to add additional staff as needed to handle all phases of its business.

Item 1A. Risk Factors

The Company’s limited operating history makes evaluating its business and prospects difficult.
The Company has recently begun to direct its efforts to commercialization of the WayCool thermal management cooling technology.  The Company’s limited operating history in this industry and the unique nature of the WayCool technology makes evaluation of its future prospects very difficult.  To date commercialization of the WayCool technology has not achieved profitability and the Company cannot be certain that it will sustain profitability on a quarterly or annual basis in the future.  One should carefully consider the Company’s prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving technology.

In May 2008, the Company acquired the assets of CUI, Inc., an Oregon based provider of electronic components for Original Equipment Manufacturers.  It is the intention of management that the marketing, sales and distribution organization of CUI will be beneficial to the future of the WayCool technology.  Notwithstanding that CUI has in recent years generated positive cash flow, there is no assurance that the synergy between the Company and CUI will result in a financial advantage for future operations.  Because of the newness of this business combination future profitability is an uncertainty.

The Company has all the risks of a new product developer in the technology business.
The Company, as the owner of the WayCool thermal management cooling technology patents, assumed the responsibility for completing the development of the WayCool thermal management cooling technology and determining which products to commercialize utilizing the WayCool technology.  Because this is a new technology, there is a risk that the technology, operation and development of products could be unsuccessful or that the Company will not be successful in marketing any products developed with the WayCool technology.  Such failures would negatively affect the Company’s business, financial condition and results of operations.

There is no assurance the Company will achieve profitability.
To date the Company has not received significant revenue from the WayCool thermal management cooling technology.  The Company has focused its scope of operation to the commercialization of the innovative thermal cooling technology, WayCool.  For the year ended December 31, 2008, the Company had a net loss of $1,830,367.  The Company will need to generate significant revenues from the WayCool product line and CUI product offering to offset current operational and development losses if the Company is to cover its current overhead expenses, including further development costs and marketing expenses.  There is no assurance that the Company will achieve profitability.

During 2007 and 2008, the Company funded its operations with net proceeds of approximately $8.9 million it received from financing activities.  The Company believes that additional equity financing or debt will be necessary to fund its operations until revenue streams are sufficient to fund operations; however, the terms and timing of such additional equity or debt cannot be predicted.  The Company cannot assure that its revenues will be sufficient to cover all operating and other expenses of the Company.  If revenues are not sufficient to cover all operating and other expenses, the Company will require additional funding.

The Company will be dependent on third parties and certain relationships to fulfill its obligations.
Because it is the intention of the Company to license the manufacturing and distribution of the WayCool technology to unrelated companies that are better equipped financially and technologically to design and manufacture WayCool technology end products, the Company will be heavily dependent on these third parties to adequately and promptly provide the end product.  The Company will be dependent upon its ability to maintain the agreements with these designers and manufacturers and other providers of raw materials and components who provide the necessary elements to fulfill the Company’s product delivery obligations at the negotiated prices.

The market for electronics is extremely competitive.
Because the electronics industry is highly competitive, the Company cannot assure that it will be able to compete effectively.  The Company is aware of several other companies that offer similar products, utilizing different technology than its WayCoolTM technology.  Many of these competitors have been in the electronics business longer than the Company and have significantly greater assets and financial resources than are currently available to the Company.  The Company expects competition to intensify as innovation in the electronics industry advances and as current competitors expand their market into the thermal management sector.  The Company cannot assure you that it will be able to compete successfully against current or future competitors.  Competitive pressures could force the Company to reduce its prices and may make it more difficult for the Company to attract and retain customers.

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

If the Company is successful in expanding its product and customer base, the Company will need to add additional key personnel as its business continues to grow.  If the Company cannot attract and retain enough qualified and skilled staff, the growth of its business may be limited.  The Company’s ability to provide services to customers and expand its business depends, in part, on its ability to attract and retain staff with professional experiences that are relevant to technology development and other functions the Company performs.  Competition for personnel with these skills is intense.  The Company may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand its business.

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
The Company regards its patents, trademarks, trade secrets and similar intellectual property as critical to its success.  The Company relies on trademark and patent law, trade secret protection and confidentiality or license agreements with their employees, customers, partners and others to protect its proprietary rights.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s intellectual property without its authorization.  There is no assurance its pending trademark applications for WayCool, WayCoolant, Waytronx, and WayFast will be approved.  Effective trademark, patent and trade secret protection may not be available in every country in which the Company may in the future offer its products.  Therefore, the Company may be unable to prevent third parties from infringement on or otherwise decreasing the value of its trademarks, patents and other proprietary rights.

If the Company is to remain competitive, the Company must be able to keep pace with rapid technological change.
Because the Company competes in the highly volatile electronics industry, the Company’s future success depends, in part, on its ability to develop or license leading technologies useful in its business, enhance the ease of use of existing products, develop new products and technologies that address the varied needs of customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  If the Company is unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, the Company may not be able to adapt in a timely manner to changing market conditions or customer requirements.

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
The market price for the Company’s Common Stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond its control, which means its market price could be depressed and could impair its ability to raise capital:
•	actual or anticipated variations in its quarterly operating results;
•	announcements of technological innovations or new products or services by the Company or its competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends relating to the thermal management cooling technology;
•	changes in the economic performance and/or market valuations of other electromechanical and thermal management related companies;

•	conditions or trends relating to the marketing, sale or distribution of electromechanical components and industrial controls to OEM manufacturing customers;
•	changes in the economic performance and/or market valuations of other electromechanical components and industrial controls related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole.

The Company’s Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.
The Company is a Colorado corporation.  As permitted by Colorado law, the Company's Articles of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty, with certain exceptions.  These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

The Company may be unable to meet its future capital requirements.
The Company is dependent on receipt of additional capital to effectively execute its business plan.  If adequate funds are not available to the Company on favorable terms, the Company will not be able to develop new products or enhance existing products in response to competitive pressures, which could affect its ability to continue as a going concern.  The Company cannot be certain that additional financing will be available to it on favorable terms when required, or at all.  If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution.

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

For the foreseeable future, the Company’s securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges; therefore, we will be subject to Penny Stock Rules.  As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

The Company has never paid dividends on its Common Stock and does not expect to pay any in the foreseeable future.  Preferred Shares impose restrictions on our ability to pay Common Stock dividends.
A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock.  The Company has never paid cash dividends on its Common Stock and the Company does not expect to pay dividends in the foreseeable future.  Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock.  Holders of our Series A Convertible Preferred Stock are entitled to annual dividends of 10%.  As of December 31, 2008, the Company has 50,543 Series A Convertible Preferred shares outstanding and no Series B Convertible Preferred shares outstanding.  In the past, the Company has fulfilled its dividend obligations on the Series A and Series B Convertible Preferred Stock through a combination of the issuance of additional shares of its Series A Convertible Preferred and/or Common Stock and cash payments.

On December 31, 2007 dividends payable for the Series A Convertible Preferred Stock was $5,054 and on December 31, 2008 the dividends payable for the Series A Convertible Preferred Stock was $5,054.  Holders of the Company’s Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share.  As of this filing, all Series B Convertible Preferred Stock had been converted to common shares.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.
The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:
•	Common Stock underlying the conversion rights of our Series A and Series B Convertible Preferred Stock.
•	Common Stock underlying the exercise of outstanding options and warrants.
•	Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.
•	Common Stock available on the secondary market.
•
Pledging stock to hedge funds or other corporate lenders as security to borrow money could result in short selling, encumbrance, stock pledge, transfer or sale to procure a hedge against adverse market conditions.

Any sale of substantial amounts of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A Convertible Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock.  Furthermore, substantial sales of our Common Stock in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

The covenants with our Series A Convertible Preferred Stock shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends on our Common Stock, sell assets or issue our securities without the consent of holders of a majority of the Series A Convertible Preferred Stock outstanding.  Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A Convertible Preferred Stock in order to enter into transactions or take actions management deems beneficial and in the best interests of the holders of our Common Stock.

Note conversions could result in dilution of common stock
The conversion of outstanding promissory notes may result in substantial dilution to the interests of other holders of common stock, since the investors may ultimately convert and sell the full amount issuable on conversion under the notes.  To the extent the selling stockholders convert their notes and then sell their common stock into the market, the common stock price may decrease due to the additional shares in the market.  As of December 31, 2008, $1,350,000 principal of outstanding promissory notes and 12% per annum simple interest accruing thereon are convertible to equity.  $1,000,000 of these convertible promissory notes plus the interest accruing thereon are convertible at a floating per share price based at 80% of the average closing bid price 10 days preceding conversion date.  There is, however, a $0.20 per share minimum conversion price, which means that there is a maximum number of 5,000,000 shares related to the principal conversion plus an additional amount related to interest accrued at the time of conversion that the company may be obligated to issue related to the conversion of the $1,000,000 of convertible promissory notes.  The remaining $350,000 of outstanding convertible promissory notes plus the interest accrued thereon are convertible at $0.25 per share, which means that there is a maximum number of 1,400,000 shares related to the principal conversion plus an additional amount related to the interest accrued at the time of conversion that the Company may be obligated to issue related to the conversion of the $350,000 of convertible promissory notes.  Additionally, as a portion of the CUI, Inc. asset purchase consideration, the Company has outstanding a $17,500,000 convertible promissory note that accrues annual simple interest at a rate of 1.7% which could convert to Company common stock at a per share conversion of $0.25.  The convertible $17,500,000 promissory note is convertible to the equivalent of 70,000,000 shares plus an additional amount related to the interest accrued at the time of conversion that the Company may be obligated to issue.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns no real estate.  Effective September 1, 2008 the Company mutually agreed with Safety Harbor Centre to terminate the December 1, 2004 Safety Harbor, Florida five year lease in consideration of a $40,000 termination payment.

In October 2005, a lease was signed with Market Place I & II, LLC for office space in Portland, Oregon beginning November 1, 2005 and ending December 31, 2010.  This lease was terminated by mutual agreement February of 2008 in consideration of a termination payment of $22,000.

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC, a related party (see Financial Statement Note 10. Related Party Transactions for further discussion), at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the fiscal year ending December 31, 2008, the monthly base rent was $39,900.

The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010.  In addition to the base rent of $1,845 (subject to periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value
The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "WYNX".  The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2007 and 2008 as reported by the National Quotation Bureau.  The bid prices quoted on the OTC:BB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid

2007	First Quarter	.330	.210
	Second Quarter	.480	.170
	Third Quarter	.420	.310
	Fourth Quarter	.410	.220

2008	First Quarter	.340	.160
	Second Quarter	.380	.160
	Third Quarter	.250	.160
	Fourth Quarter	.250	.070

Description of Securities
The Company currently has authorized 325,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.  Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred.  As of December 31, 2008, the Company’s outstanding shares consisted of 166,208,406 issued and outstanding shares of common stock, 50,543 shares of Series A Convertible Preferred Stock and no shares of Series B and Series C Convertible Preferred Stock.  As of December 31, 2008, the Company had in excess of 3,000 shareholders of record.

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

The Company has not paid any dividends on its common stock since inception and expects to continue to retain all earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends to its common shareholders in the foreseeable future.  The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by the Company’s Board of Directors in light of its earnings, financial condition, capital requirements and other factors.

Set forth below is a summary of the current outstanding securities, transactions and agreements, which relate to 31,366,359 shares of common stock the Company is required to reserve for potential future issuances.  As of December 31, 2008, there are 380,704 shares of the Company’s common stock available under the 2008 Equity Incentive Stock Plan.

Convertible Preferred Shares
As of December 31, 2008, the Company had 50,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B and Series C Convertible Preferred Stock outstanding.  The Series A preferred shares convert to common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred.  As of December 31, 2008, there is $5,054 in accrued Series A Preferred dividends that convert into 25,271 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

April 24, 2007, pursuant to Section 7-106-102 of the Colorado Business Corporation Act, the Board of Directors designated ten thousand (10,000) shares of the authorized ten million shares of Preferred Stock as Series C Preferred Stock.  These shares became effective on May 15, 2007 upon filing appropriate documentation with the Colorado Department of State.  The Series C Preferred Stock was created to fulfill the terms of a funding agreement with Central Finance, LLC.  On May 9, 2007, Central Finance, LLC agreed to loan to the Company one million dollars ($1,000,000) in five monthly loans of two hundred thousand dollars ($200,000) each.  Twelve percent (12%) per annum simple interest is payable monthly and the principal payment to be determined at the time of each monthly loan.  This loan was conditioned on a sale to Central Finance, LLC, by two of our former directors, of five hundred thousand (500,000) restricted common shares for a per share price of $0.15.  As a further condition, ten thousand (10,000) restricted common stock owned by Central Finance, LLC may be exchanged, on a one for one ratio, for the newly created 10,000 shares of Series C Preferred stock.  These preferred shares may, at any time, at the election of Central Finance, LLC, be re-exchanged back to common stock at the same, one for one, ratio.  The Series C Preferred stock has the exclusive right to elect three (3) directors to three (3) newly created board seats.  Clifford Melby, a former corporate officer of Waytronx, is a member of the LLC.

Promissory Notes
During 2005 and the first quarter of 2006, the Company privately placed $10,300,000 of 12% convertible promissory notes.  These notes are convertible to common stock at $.25 per share with piggyback registration rights for the Company’s common shares underlying the conversion feature of the notes.  Note holders who purchased $500,000 or more of these notes received 100,000 additional common shares.  The note holders include one current director, three former directors and a former Chief Financial Officer.  All of the notes were converted into 41,200,000 shares of the Company’s common stock during the second quarter of 2006.  In addition, the Company issued to such note holders warrants to acquire 10,300,000 shares of its common stock at an exercise price of $.01 per share within three (3) years.  All of the shares of the common stock issued upon the conversion of the notes and the shares of common stock underlying the common stock purchase warrants were included in the Form SB-2 registration statement that became effective October 26, 2007.  Warrants representing 125,000 common shares have not yet been exercised as of December 31, 2008.

During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes.  $1,650,000 ($650,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.  There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue.  Additionally, each investor was issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of Waytronx, Inc. common stock as is equal in value to one tenth the principal investment.  Such value to be determined by the average per share closing bid price of Waytronx, Inc. common stock for the 10 days preceding the date of investment.  Of the remaining $1,800,000 notes, $700,000 ($350,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price of $0.25 and $1,100,000 ($100,000 of this amount has been repaid) are not convertible.  As of December 31, 2008, 13,368,992 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 6,400,000 common shares are held in reserve as issuable upon the conversion of the balance of the promissory notes and the shares of common stock underlying the common stock purchase warrants and common share underlying the warrants.

A $17,500,000 convertible promissory note related to the acquisition of CUI, Inc., with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt relating to this note of $5,711,395.  The net long term balance of this note is $11,788,605.

The Company has the intention and a reasonable basis to believe that it will have the financial ability to make all payments on the Promissory Notes.

Employees, Consultants and Advisors
In an effort to attract high caliber qualified employees, management committed the Company to issue up to 1,500,000 common shares to the 2008 Employee Incentive Plan, which have been registered under Form S-8.  As of December 31, 2008, the Company had issued 1,119,296 underlying common shares related to the 2008 Employee Incentive Plan.

Other than as described herein, as of December 31, 2008, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Recent Sales of Unregistered Securities
The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Common Stock
During calendar year 2008 the Company issued the following common stock:

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

362,173 shares of common stock were issued to an employee/officer in accordance with his employment agreement.  These shares were valued at $65,500 as of the date of issuance, in accordance with the agreement.

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

1,300,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $300,000. A former officer of Waytronx agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement.  Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the former officer.

The Company entered into unsecured convertible promissory notes totaling $700,000, with 700,000 related bonus shares of common stock.  Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due.  The note holders have the right to convert the note to the Company’s common stock at $0.25 per share.  During the nine months ended September 30, 2008, $52,033 of a promissory note principal and related interest was converted to 208,132 shares of common stock.

The Company extended 2,000,000 existing warrants an additional two years in exchange for the rights to certain patents.  The company valued the transaction at $91,190 using the Black Scholes Pricing Model with the following assumptions on the date of extension; $0.20 exercise price, volatility of 75%, risk free interest rate of 2.01% and a term of 2.833 years.

140,000 shares of common stock were issued resulting from the exercise of warrants with proceeds of $1,400.

A convertible note holder exercised the right to convert $500,000 of debt to common stock at a per share price of $0.20 for 2,500,000 shares of common stock.

39,000 shares were issued to a consultant for services provided to the company.  The Company entered into an agreement with a consultant to provide strategic marketing services.  For these services, the Company paid a fee of $3,900.  In addition, the consultant was awarded 39,000 restricted shares of the Company’s common stock and a stock purchase warrant entitling the consultant the right to purchase, at any time within three years, 390,000 restricted shares of the Company’s common stock.  $6,630 was recorded in relation to this transaction based on the fair value of the stock on the date of grant.

100,000 shares of common stock were issued relating to the conversion of preferred A stock.

Warrants and Options Issued
The following unregistered warrants to purchase common stock were issued during 2008 and 2007.  For all stock transactions listed below, the company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for these issuances.

During 2007, warrants were granted to purchase 50,000 shares of common stock within three years as part of an agreement with a contractor with an exercise price of $0.25.

During 2007, warrants to purchase 47,296 shares of common stock within three years were granted in connection with the conversion of convertible debt.  These warrants have an exercise price of $0.01.  As of December 31, 2007, all 47,296 shares of common stock had been issued for the exercise of these warrants.

During 2008, the Company issued warrants for the purchase of 6,000,000 common shares within three years at a per share price of $0.01 to six individuals who provided Letters of Credit relating to the CUI, Inc. asset purchase.  The warrants vest 50% at issuance, 25% at first anniversary and 25% at the second anniversary.

During 2008, the Company issued warrants for the purchase of 390,000 common shares within three years at a per share price of $0.01 pursuant to a consulting agreement.

During 2008, the Company issued fully vested options for the purchase of 1,020,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to forty three CUI employees with an expiration of September 17, 2018.  If all options are exercised the Company could receive $193,800.

Series A and Series B Convertible Preferred Stock
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2008.  All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-KSB filing for yearend 2007.

Series C Convertible Preferred Stock
There were no shares of Series C Convertible Preferred Stock issued.  The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

Shares Eligible for Future Sale
As of December 31, 2008, we had outstanding 166,208,406 shares of Common Stock.  Of these shares, 85,888,396 shares are freely tradable without restriction or limitation under the Securities Act.

The 80,320,010 shares of Common Stock held by existing shareholders as of December 31, 2008 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2008, we had issued and outstanding 50,543 shares of Series A Convertible Preferred Stock, of which all are "restricted" within the meaning of Rule 144 as noted above.  No shares of Series B or Series C Convertible Preferred Stock were issued and outstanding as of that date.

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

Item 6. Selected Financial Data

Not applicable due to status as a small reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2008 and un-audited 10-Q filings for the first three quarters of 2008 and the notes thereto, all of which are included elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and elsewhere in this Form 10-K.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

Losses from Operations; Accumulated Deficit; Negative Net worth and Going Concern.
Historically, the Company has not generated sufficient revenues from operations to self-fund its capital and operating requirements.  These factors raise substantial doubt concerning its ability to continue as a going concern.  However, following the acquisition of CUI, Inc. the company is generating significant revenues that it expects will provide the Company with the ability to self-fund its capital and operating requirements.  If that is not possible, the Company will seek additional working capital from funding that will primarily include equity and debt placements.

Overview
Waytronx, Inc. has pioneered and is working to commercialize innovative thermal management solutions capable of revolutionizing the semiconductor, solar and electronic packaging industries, among others.  This advanced technology involves the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials.  Utilizing its patented WayCool hybrid mesh architecture, Waytronx can enhance system performance and remove thermal barriers caused by "microwarming" in today's advanced computing devices.  The Company's proprietary cooling solutions for central and graphics processors, solar energy devices and power supplies provide more cost effective and efficient thermal management to the electronics industry.

In May 2008, Waytronx formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a provider of electromechanical components and industrial controls for original equipment manufacturing (OEM).  Since its inception in 1989, CUI has been delivering quality products, extensive application solutions, and superior personal service.  CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

During the year ended December 31, 2008, the Company continued to incur significant losses from operations.  The Company incurred a net loss of $1,830,367 for the year ended December 31, 2008.  This net loss includes non-cash charges of $740,785 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided, $2,153,577 of non-cash amortization of the intrinsic value of convertible debt, amortization of debt offering costs and the warrant related debt discount, $247,617 of non-cash loss for the impairment of patents, and $1,620 non-cash loss on securities available for sale.

Management has continued to raise the capital needed to fund the development and marketing of the Company’s products during 2008.

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

Revenue Recognition
The recognition of the Company’s revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements.  Customers may receive certain elements of our products over a period of time.  These elements could include licensing rights to manufacture and sell our proprietary patent protected products.  The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue.  The Company does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products.  Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources
General
The Company’s cash and cash equivalents balance at December 31, 2008 are $599,200 and a net working capital at December 31, 2008 of $165,996.  Operations and investments in equipment and the acquisition of CUI, Inc. have been funded through cash from operations, equity financings and borrowings from private parties as well as related parties.

Cash used in operations
The Company’s operating requirements generated a negative cash flow from operations of $313,473 during 2008.

During 2008 and 2007, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2008 and 2007, respectively, the Company recorded a total of $740,785 and $287,356 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2008, the Company recorded three additional significant non-cash entries - $2,831,688 change in the fair value of warrant liabilities, $2,153,577 of non-cash interest expense, including amortization of the beneficial conversion value,  amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $247,617 of non-cash loss for the impairment of patents

As the Company focuses on the WayCool technology and CUI product lines during 2009, it will continue to fund research and development related to these products together with related sales and marketing efforts for WayCool as well as its other electromechanical products.  The Company does not expect to record significant revenue from the WayCool technology until this product line is fully developed and licensing agreements for the manufacture and sale of its products are in place and operational.

Capital Expenditures and Investments
During 2008, the Company invested $128,922 in fixed assets.  The Company anticipates further investment in fixed assets during 2009 in support of its on-going business and continued development of product lines.

The Company invested $88,672 in patent costs during 2008.  The Company expects its investment in patent costs will continue throughout 2009 as it invests in patents to protect the rights to use its product developments.

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
$37,500,000

Financing activities
During 2008, $700,000 of proceeds were received from unsecured convertible notes, $6,000,000 from a bank loan, $99,600 from the exercise of warrants, $1,160 from the exercise of options and $500,000 from the sale of common stock.  The Company also utilized $1,044,628 from a bank operating line of credit to fund daily operations during 2008.  Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2008 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Subsequent to the acquisition of CUI, Inc., management believes the Company will be able to generate sufficient revenues to fund operations in the first full year of operations that include CUI.  As of December 31, 2008 the Company had an accumulated deficit of $50,548,086.

The Company may seek to raise additional capital for the commercialization of its WayCool technology product lines and CUI product lines.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of December 31, 2008 CUI Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate less 0.25 percentage points.

Management expects the WayCool technology to be commercialized during 2009.  The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses.  The Company expects the revenues from CUI, Inc. to help cover the operating and other expenses.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of December 31, 2008, we have no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2008 and 2007.

Revenue
During the year ended 2008, revenue was $19,555,935 and $157,258.  The revenue for the year ended December 31, 2008 is comprised of $19,218,109 from CUI products, $122,299 for freight, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, $143,722 from RediAlert™ products and $2,830 from other income.  For the year ended December 31, 2007, revenue was comprised of $91,070 from RediAlert™ products, $48,823 from Living Window™ products and related add-ons, and $17,365 from other.

During 2008, 39% of revenues were derived from three customers at 33%, 3% and 3%.
During 2007, 70% of revenues were derived from three customers at 43%, 14% and 13%.

Cost of revenue
The cost of revenue for the year ended December 31, 2008 and 2007 was $11,874,250 and $2,318,602, respectively.  The significant increase during 2008 compared to the prior year is primarily the result of the acquisition of CUI, Inc. and its related operations.  In 2007, the Company incurred an inventory write-down of $2,048,538 for the impairment of inventory to net realizable market value.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $7,615,737 for the year ended December 31, 2008 from $1,888,098 for the same period during 2007.  This increase of $5,727,639 is primarily the result of the acquisition of CUI, Inc. and its related operations.

The Company anticipates its sales and marketing expenditures and general and administrative expenses will further increase in 2009 as the Company will experience a full year of CUI operations.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products.  Research and development costs were $513,671 for the year ended December 31, 2008 and $1,191,854 for the same period during 2007.  The decrease is primarily the result of a decrease in expenditures towards the development of the WayCool technologies during 2008.  The Company expects that research and development expenses will increase during 2009 as the Company continues to expand its product offering and continues to fund the development of its WayCool thermal management technology.

Impairment Loss
The Company recorded a $247,617 impairment loss during 2008 related to patents.

Bad Debt
Bad debt expense increased to $163,770 for the year ended December 31, 2008 from $18,470 for the same period ended 2007.  The bad debt expense relates to a note receivable from the settlement gain from Mobil Magic and miscellaneous other customers as well as an addition made for the allowance for bad debts.  Mobil Magic remains in default on the note, and Waytronx has not received a payment on this note since January of 2008.  The Company has reserved fully for the note and is pursuing collection of the balance of $91,500 but the outcome of the collections process is uncertain.

Other Income
Other income for the year ended December 31, 2008, consisted of $2,831,688 in derivative income associated with the change in value of the derivative liability recognized for the potential conversion of warrants, options and convertible debt into common stock, $138,477 for services billed to a related party, $20,107 for interest income, $10,897 for foreign exchange gain, and $7,881 in income.

Investment Income
The company recognized a loss on equity investment in an affiliate of $1,620 for the year ended December 31, 2008.

Financing Fees
During 2008, the Company paid financing fees of $28,158 related to the $3,000,000 bank line of credit and the $6,000,000 bank loan.  During 2007, there were no financing fees recorded.

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

Change in value of warrant liability
During the year ended December 31, 2008, a gain of $2,831,688 was recorded for the change in fair value of derivative liabilities.

Non-cash interest expense, amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts, intrinsic value of convertible debt and amortization of warrant related debt discount
The Company recorded an expense of $2,153,577 during 2008 and $338,361 during 2007, for non-cash interest expenses, including amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount.  The increase in this expense is primarily associated with the debts incurred related to the acquisition of CUI, Inc.

Interest Expense
The Company incurred $1,362,416 and $283,657 of interest expense during 2008 and 2007, respectively.  Interest expense for 2008 is for interest on the secured convertible notes, secured and unsecured promissory notes, and the bank line of credit.  Interest expense of $283,657 in 2007 is for interest on the secured convertible notes payable and secured and unsecured promissory notes.

Net Loss
The net loss of $1,830,367 for the year ended December 31, 2008 decreased $3,916,301 compared to the same period in 2007.  The decrease in net loss during 2008 compared to 2007 is mainly the result of the addition of CUI, Inc. operations and the decrease in operating expenses related to Waytronx.

Preferred Stock Dividends
During the year ended December 31, 2008 and 2007, the Company recorded Series A Convertible Preferred Stock dividends of $0 and $0, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Webb & Company, P.A. dated March 26, 2009 are attached hereto and incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Webb & Company, P. A. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T) Controls and Procedures

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
Immediately following the acquisition of CUI, Inc., Daniel N. Ford assumed the Chief Financial Officer position for both Waytronx, Inc. and its subsidiary CUI, Inc.   We have note identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Management’s Report on Internal Controls over Financial Reporting
Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Effective May 15, 2008, The Company appointed Daniel N. Ford as Chief Financial Officer of Waytronx and its wholly owned subsidiary, CUI, Inc.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in our Audit Committee Charter and Audit Committee Policy and Procedures. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.  A copy of our Audit Committee Charter can be viewed on our Website: www.waytronx.com.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one.  The Board of Directors has set the maximum number of members to no more than eight members.  Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal.  Currently, there are six (6) directors.  The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.waytronx.com.

By April 24, 2007 Board of Directors resolution, the owners of Series C preferred stock have the exclusive right to appoint three board members.  See above, Section Convertible Preferred Shares in Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

The following are officers and directors of the Company as of December 31, 2008.

Name	Age	Position
Colton Melby	49	Director, Chairman
William J. Clough, Esq.	56	President/Chief Executive Officer, Director and General Counsel
Thomas A. Price	64	Director
Matthew McKenzie	28	Director, Chief Operating Officer
Sean P. Rooney	45	Director
Corey Lambrecht	38	Director
Daniel N. Ford	29	Chief Financial Officer

Audit Committee:
Sean P. Rooney, Chairman, and Thomas A. Price, Deputy Chairman.

Compensation Committee
Cory Lambrecht, Chairman, Colton Melby, committee member.

Because Waytronx is a small entity, the Company is dependent on the efforts of a limited number of management personnel.  The Company believes that because of the large amount of responsibility being placed on each member of its management team, the loss of services of any member of this team at the present time would harm its business.  Each member of its management team supervises the operation and growth of one or more integral parts of its business.

Business Experience of Directors and Executive Officers

Colton Melby, Chairman of the Board of Directors
Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairmen of the Board of Directors.  At the September Annual Meeting of Shareholders Mr. Melby was elected to a two year term on the Board of Directors.

Mr. Melby has a 20 year background in aerospace manufacturing.  He spent 15 years as owner and chief executive officer of Metal Form, Inc., serving worldwide customers, including: Boeing, Bombardier; Rockwell; Grumman; Lockheed Martin; and others.  Under his stewardship, Metal Form was the recipient of numerous awards of excellence including Boeing’s President Award and three consecutive “Supplier of the Year” awards.

Mr. Melby is a founding member of Melby Brothers Performance Investments, a firm with a strong history of financing successful start-up and turnaround organizations.  One of Mr. Melby’s more notable investments in that capacity was the financing and purchase of firearms-maker Smith & Wesson from London-based Tomkins PLC in 2001.  Mr. Melby continues to invest both his time and resources in successful business ventures.  This includes investments in Earth 911, a recycling company dedicated to green initiatives and green recycling.

Mr. Melby is an active philanthropist.  He and his family are members of the Harvesters, an Orange County food bank dedicated to providing healthy meals to under privileged kids in Southern California.  He is a member of the Cattle Baron’s, a Texas charity providing support to the American Cancer Society.

Mr. Melby owns a beneficial interest of 7,885,077 shares of common stock and a warrant to purchase 616,667 common shares at a price of $0.01 per share.

William J. Clough, Esq., President/Chief Executive Officer, Director and General Counsel of Waytronx, Inc. and Chief Executive Officer of Waytronx Holdings, Inc.
Mr. Clough was reelected at the September 2008 shareholder’s meeting to serve an additional two year term.

Mr. Clough was appointed President and Chief Executive Officer of Waytronx, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development.  Effective May 16, 2008, Waytronx, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. along with this acquisition; Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.).  Mr. Clough was a police officer for 16 years, working at the local, state, and federal levels.  After working as a Federal Air Marshall in Southern Europe and the Middle East, in 1987 Mr. Clough attended law school; he received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990.  He was in the private practice of law with his law firm for 12 years with offices in Los Angeles, San Francisco and Honolulu.  Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States.  He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court.  Mr. Clough has represented large manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony and Mediacopy.

Mr. Clough currently owns 781,500 common shares and, jointly with his wife, and a warrant to purchase 3,640,485 common shares at $0.20 per share before July 5, 2011.

Thomas A. Price, Director
Thomas A. Price was elected at the September 2008 shareholder’s meeting to serve a one year term.

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

The Price Family Dealerships are very active in the community and are major sponsors of Special Olympics of Marin, A Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council, and the Golden Gate Shootout and raised over $75,000 for Katrina relief in 2005.

Mr. Price owns a beneficial interest to 4,350,000 shares of common stock and a warrant to purchase 350,000 common shares at a price of $0.01 per share through his trust.

Matthew M. McKenzie, President and Chief Operational Officer of CUI and Chief Operational Officer of Waytronx, Director
Matt McKenzie was elected at the September 2008 shareholder’s meeting to serve a two year term.

Matt McKenzie has been working in various functions for CUI for over 10 years, gaining him intimate knowledge of the business, its operations, and its opportunities for growth.  He established, in conjunction with CUI’s senior engineer, one of CUI’s most successful and profitable business divisions and brands:  V-Infinity.  As an internal power product division, V-Infinity offers significant opportunities in the future in partnering with WayCool technology to offer an even more extensive solution set to the market.  Over the past several years, Mr. McKenzie has worked tirelessly to position CUI for growth.  Among many other things he has initiated ISO 9000, a quality management system; provided structure to global logistics, including CUI’s Chinese partners; and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities than ever in CUI’s history.

Mr. McKenzie brings a background in leadership from a variety of fields, giving him valuable insight into leadership in 21st century.  He also brings an MBA from George Fox University, a program that is diverse and well-connected to the community.

Matthew McKenzie owns no shares of stock or warrants in Waytronx, but owns an interest in a convertible promissory note through the CUI, Inc. asset purchase that could convert to 707,071 common shares.

Sean P. Rooney, Director
Mr. Rooney was elected at the September 2008 shareholder’s meeting to serve a one year term.

Mr. Rooney brings to the Waytronx Board nearly 15 years of financial management experience.  Mr. Rooney currently serves as Senior Vice President of Investments for Maxim Group LLC, a leading full service investment banking, securities and wealth management firm.  Prior to joining Maxim Group, he served in a similar capacity at Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K.  Through his many years of experience, Mr. Rooney has built a vast network of industry resources and contacts.

Mr. Rooney graduated from C.W. Post University in 1993 with a Bachelors of Arts degree in Business Administration.  In addition to his Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), and Series 24 (General Securities Principal) licenses, Sean has also been designated as Senior Vice President-Investments for Oppenheimer & Co, Inc.

Mr. Rooney currently manages a clientele of high net worth investors, institutions and foundations.  His command of the ever-expanding universe of financial instruments enhances his ability to provide unbiased advice in each of his three core disciplines, money management, financial planning and estate planning.

Mr. Rooney owns a beneficial interest of 45,197 shares of common stock in Waytronx.

Corey Lambrecht, Director
Corey Lambrecht was elected at the September 2008 shareholder’s meeting to serve a one year term.

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

Mr. Lambrecht owns no shares of stock or warrants in Waytronx.

Daniel N. Ford, Chief Financial Officer of Waytronx and CUI
Daniel N. Ford has a background in the big accounting firms, including KPMG.  Mr. Ford brings a large company perspective to a small company with big potential.  As CFO of CUI for in excess of five years, Mr. Ford has consistently moved CUI into a position of profitability, efficiency, and forward thinking, transforming many of CUI’s accounting, inventory management, and vendor relations processes.  Over the past five years, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a “real time” inventory system, and participated in implementing CUI’s ERP system.  His skills as a financier have allowed CUI to move to its current, 61,380 square foot building, as well as provided leadership in Waytronx’s acquisition of CUI.

Mr. Ford holds an MBA from George Fox University.  He holds many awards and leadership positions in business, including the Financial Executives Award in 2001.  He also actively provides leadership in the community.

Mr. Ford owns no shares of stock or warrants in Waytronx, but owns an interest in a convertible promissory note through the CUI, Inc. asset purchase that could convert to 1,414,141 common shares.

Shareholder Communications
Company shareholders who wish to communicate with the Board of Directors or an individual director may write to Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300 or to the attention of an individual director.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act Relating to Indemnification of Directors and Officers
The Colorado General Corporation Act provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company's bylaws incorporate the statutory form of indemnification by specific reference.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Reports to Shareholders
We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

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

Communications with the Board of Directors
Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to the Company at Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.  Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct
The board of directors has adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company's principal executive and senior financial officers.  You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.waytronx.com or by making a written request to the Company at Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.  We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision there from, on our website at www.waytronx.com.

Ensuring Auditor Independence
We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm.  That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Code of Ethics
The Company Board of Directors adopted a Code of Ethics for Principal Executives and Financial Officers that describes the required conduct of honest and ethical behavior in the conduct of their duties.  This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability.  The Code of Ethics is available for viewing on our website at www.waytronx.com.  Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300 or on our website at www.waytronx.com.

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

The Audit Committee is currently comprised of the Company Board of Directors.  Sean P. Rooney serves as committee Chairman and Thomas A. Price serves as Deputy Chairman.  Both Mr. Rooney and Mr. Price are independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards.  Mr. Rooney and Mr. Price have an understanding of generally accepted accounting principles and have experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement.  They have an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves.  The Board of Directors has determined that Messers Rooney and Price are “audit committee financial experts” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act.  Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.waytronx.com.  The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

Audit Committee Report
The Audit Committee reviews the financial information that will be provided to the shareholders and others, the systems of internal controls established by management and the Board and the independence and performance of the Company’s audit process.

The Audit Committee has:
1.	Reviewed and discussed with management the audited financial statements included in the Company’s Annual Report and Form 10-K;

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The Audit Committee has also considered whether the amount and nature of non-audit services provided by Webb & Company, P.A. is compatible with the auditor’s independence.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis
Compensation Committee Members
The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans, and to produce an annual report on executive compensation for use in the Company's 10-K.  The Compensation Committee consists of two members of the board of directors, Messers Colton Melby and Corey Lambrecht.

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

Committee Meetings
Our Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held three meetings during fiscal 2008.  On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants, or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:
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

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, operating cash flow, as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, twenty five percent, of the executive officers’ incentive compensation.  In 2008, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements; and general and administrative expense management.

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

Elements of Executive Compensation
Total Compensation
Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives; and (iii) equity incentive award, which is also performance based and paid out over a future period in the form of restricted stock or warrants.  Base salaries are the value upon which both the incentive compensation percentage targets are measured against.  For evaluation and comparison of overall compensation of the executives, and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends there from.

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
Incentive awards are paid out in cash, restricted common stock or warrant/option awards.  The incentive award targets for the executives are established at the beginning of the year as a percentage of their base salary, and the actual awards are determined at the following year’s Annual Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year.  The award of restricted common stock generally vests over a two year term in four equal six months traunches.  The award of restricted common stock purchased through warrants generally vests immediately upon issuance of the warrant which generally has a validity of three years and a per share purchase price of the fair market value of our common stock on the date of grant.  The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans
Following the acquisition of CUI, Inc., the Company now maintains a 401(k) plan.  There are no other supplemental retirement benefits to our senior executives.

Change in Control Agreements
Our executives are not awarded any type of protection upon a change in control unless specifically provided in an employment contract.

Perquisites
The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Submitted by:  Compensation Committee
   Colton R. Melby, Chairman
Corey Lambrecht

Summary Compensation Table
The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2008 and 2007 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen sation ($)	Total ($)
William J. Clough CEO / President/ Counsel/Director (1)	2008	216,154	302,250	(2)	-	-	-	-	17,866	536,270
	2007	180,000	27,000		-	-	-	-	13,000	220,000
Daniel N. Ford, CFO (3)	2008	73,750	60,000	(4)	-	-	-	-	15,554	149,304
	2007	-	-		-	-	-	-	-	-
Matthew McKenzie, Director/ COO/ President of CUI (5)	2008	73,750	60,000	(6)	-	-	-	-	9,934	143,684
	2007	-	-		-	-	-	-	-	-
Mark R. Chandler Former COO / CFO (7)	2008	-	-		-	-	-	-	-	-
	2007	95,628				-	-	-	6,000	101,628
Clifford Melby, Former COO (8)	2008	67,500	-		-	-	-	-	-	67,500
	2007	60,000	-		-	-	-	-	-	60,000

1.
Mr. Clough joined the Company on September 1, 2005.  Effective September 13, 2007, Mr. Clough was appointed CEO/President of Waytronx and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.

2.
Mr. Clough is finalizing a three year employment contract with the company, which provides, in part, for an annual salary of $240,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows the Gross Revenue equal to or in excess of fifteen percent (15%), but less than thirty percent (30%) of the immediate preceding calendar year, Mr. Clough shall be entitled to receive a cash bonus in an amount equal to twenty-five percent (25%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed during that entire calendar year.  In substitution of the bonus percentages described in the prior sentence, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to fifty percent (50%) of his prior year base salary.  Additionally, Mr. Clough was awarded a $240,000 bonus by the Board of Directors during 2008 in relation to his facilitation of the CUI, Inc. acquisition.  $300,000 of Mr. Clough’s bonuses were accrued as of December 31, 2008 and will be paid over an eighteen month period beginning in January 2009.

3.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of Waytronx and CUI, Inc., a wholly owned subsidiary of the Company.
4.
Mr. Ford is finalizing a three year employment contract with the company, which provides, in part, for an annual salary of $120,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Mr. Ford’s $60,000 bonus was accrued as of December 31, 2008 and will be paid over an eighteen month period beginning in January 2009.

5.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of Waytronx and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
6.
Mr. McKenzie is finalizing a three year employment contract with the company, which provides, in part, for an annual salary of $120,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Mr. McKenzie’s $60,000 bonus was accrued as of December 31, 2008 and will be paid over an eighteen month period beginning in January 2009.

7.
Mr. Chandler was issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock during 2006.  He was issued 240,000 shares of the Company's Series A Convertible Preferred Stock during 2005.  Mr. Chandler was the CFO until June 4, 2007.

8.	Mr. Melby was the COO until May 15, 2008.

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth the outstanding equity awards at December 31, 2008 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Clough (1)	100,000	-	-	0.20	2/28/2009	-	-	-	-
Mark R. Chandler (2)	500,000	-	-	.25	10/6/2009	-	-	-	-
Matthew McKenzie	-	-	-	-	N/A	-	-	-	-
Daniel N. Ford	-	-	-	-	N/A	-	-	-	-
Clifford Melby	-	-	-	-	N/A	-	-	-	-

1.
During 2006 as recognition for services as a Director of the Company, Mr. Clough was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.20.

2.
In recognition for past services rendered by Mr. Chandler, by August 23, 2004, Board of Directors resolution, the board authorized issuance to him a warrant to purchase 500,000 restricted common shares within five years from date of issuance at a per share price of $0.25.

Director Compensation
The following table sets forth the compensation of the directors, not included in the Outstanding Equity Awards schedule noted above, for the fiscal year ending December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Rouse (1)			0				0

1.
During 2006 as recognition for services as a Director of the Company, Mr. Rouse was issued a warrant to purchase 100,000 restricted common shares within three years from date of issuance at a per share price of $0.61.

No compensation was paid by the Company for fiscal year 2008 to the Company’s Board of Directors.  No Director was compensated for the performance of duties in that capacity or for his/her attendance at Director’s meetings.

Employment Agreements
During fiscal year 2008, three executive officers were employed under employment agreements currently being finalized with the Company.  Those executive officers are:

President, Chief Executive Officer and General Counsel

President/Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of Waytronx, Inc. and Chief Operating Officer of Waytronx, Inc.

Chief Financial Officer of Waytronx, Inc. and CUI, Inc., a wholly owned subsidiary of Waytronx, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this Form 10-K by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of our directors and executives and (iii) all directors and executive officers as a group.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of filing this document have been included in the table.

WAYTRONX
BENEFICIAL INTEREST TABLE

			Series A Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock
							Percent of
							All Voting
Name and Address of		Percent of		Percent of		Percent of	Securities
Beneficial Owner	Number	Class (2)	Number	Class (3)	Number	Class	(4)
Colton Melby (5)	8,744,744	5.23%	-	0.00%	-	0.00%	5.23%
William J. Clough (6)	5,780,288	3.38%	-	0.00%	-	0.00%	3.38%
Thomas A. Price (7)	4,943,000	2.96%	-	0.00%	-	0.00%	2.96%
Sean Rooney (8)	288,197	*	-	0.00%	-	0.00%	*
Corey Lambrecht (9)	243,000	*	-	0.00%	-	0.00%	*
Matthew M. McKenzie (10)	1,403,170	*	-	0.00%	-	0.00%	*
Daniel N. Ford (11)	1,792,090	1.07%	-	0.00%	-	0.00%	1.07%
Bradley J. Hallock (12)	9,055,639	5.37%	-	0.00%	-	0.00%	5.37%
Walter/Whitney Miles (13)	10,000,000	6.02%	-	0.00%	-	0.00%	6.01%
Kjell H. Qvale (14)	15,600,000	9.08%	-	0.00%	-	0.00%	9.08%
James McKenzie (15)	62,929,300	27.46%	-	0.00%	-	100.00%	27.46%
Jerry Ostrin	-	*	45,000	89.03%	-	0.00%	*
Barry Lezak	-	*	3,043	6.02%	-	0.00%	*
Officers, Directors, executives as group	23,194,489	13.96%	-	0.00%	-	0.00%	13.95%

* Less than 1 percent

(1)	Except s otherwise indicated, the address of each beneficial owner is c/o Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
(2)
Calculated on the basis of 166,208,406 shares of common stock issued and outstanding at December 31, 2008 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.  This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Calculated on the basis of 50,543 shares of Series A Preferred Stock issued and outstanding at December 31, 2008.
(4)
Calculated on the basis of an aggregate of 166,208,406 shares of common stock with one vote per share and 50,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at December 31, 2008; shares of common stock underlying options and warrants do not have voting privileges.

(5)
Colton Melby's securities are held in the name of a partnership in which he owns a controlling interest.  Mr. Melby's common stock include a warrant to purchase 616,667 common shares and options to purchase 243,000 common shares.  Mr. Melby is Chairman of the Board of Directors.

(6)
Mr. Clough's common stock include 3,640,485 common shares he has the right to purchase pursuant to a warrant, and 1,358,303 options to purchase common shares.  Mr. Clough is a Director and CEO/President of Waytronx, Inc. and CEO of CUI, Inc.

(7)	Mr. Price's shares include 350,000 common shares he has the right to purchase pursuant to a warrant and options to purchase 243,000 common shares. Mr. Price is a Director.
(8)	Mr. Rooney’s shares include options to purchase 243,000 common shares.
(9)	Mr. Lambrecht’s shares include options to purchase 243,000 common shares.
(10)
Mr. McKenzie's common stock ownership is through his ownership of an interest in a convertible promissory note that he may convert to common stock after May 15, 2009 representing 707,071 common shares and options to purchase 696,099 common shares.  Mr. McKenzie is a Director and is President and COO of CUI, Inc.

(11)
Mr. Ford's common stock ownership is through his ownership of an interest in a convertible promissory note that he may convert to common stock after May 15, 2009 representing 1,414,141 common shares and options to purchase 377,949 common shares.  Mr. Ford is CFO of Waytronx, Inc. and CUI, Inc.

(12)
Mr. Hallock's common stock includes 2,100,000 common shares he has the right to purchase pursuant to a warrant, 271,099 shares he has the right to purchase pursuant to options, and 73,500 shares owned by his IRA account.  Mr. Hallock is Executive Vice President of Waytronx, Inc.

(13)
Mr. and Mrs. Miles' 10,000,000 common stock ownership is comprised of direct entitlement (8,750,000 shares) and related party management (1,250,000 shares) shares held by their four sons:  Jeffrey, Joseph, Matthew, and Scott, 312,500 shares each.

(14)
All common stock is owned by Kjell H. Qvale Survivors Trust.  Mr. Qvale's common stock includes 5,000,000 shares he has the right to purchase pursuant to a convertible promissory note and 600,000 shares pursuant to a warrant, assuming $0.20 per share.

(15)	James McKenzie’s common stock includes 62,929,300 shares related to his ownership in the $17,500,000 convertible note (convertible at $0.25 per share) related to the CUI, Inc. acquisition.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2008, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,119,296	$0.17	380,704
Equity compensation plans not approved by security holders	4,578,001	0.13	-
Total	5,697,297	$0.14	380,704

Equity Compensation Plan Information
On August 25, 2005 the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2005 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 2,000,000 shares of Common Stock to fund the Plan.  At the 2005 Annual Meeting of Shareholders held on December 13, 2005, the Equity Incentive Plan was approved by the Company shareholders.

On May 15, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 1,500,000 shares of Common Stock to fund the Plan.  At the 2008 Annual Meeting of Shareholders held on September 15, 2005, the Equity Incentive Plan was approved by the Company shareholders.

Both the 2005 and the 2008 Equity Incentive Plans are intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

Both Equity Incentive Plans provide for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company.  The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder.  In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted.  Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of 10 years.

Equity compensation plans not approved by security holders
The Company has outstanding at December 31, 2008, the following options issued under equity compensation plans not approved by security holders:

During 2004, the Company issued options to various employees and a director for the right to acquire 1,700,000 shares of its common stock at an exercise price of $0.25.  The options are fully vested and expire during 2009.

During 2006, the Company issued options to various employees, directors, consultants for the right to acquire 2,828,001 shares of its common stock at exercise prices ranging from $0.01 to $0.61.  The options expire during 2009 to 2011 are fully vested.

During 2007, the Company issued options to a consultant for the right to acquire 50,000 shares of its common stock at an exercise price of $0.25.  The options are fully vested and expire during 2010.

During 2008, the Company issued to investors, directors and an employee warrants for the right to purchase 6,000,000 shares of its common stock at an exercise price of $0.01.  The warrants vested 50% at issuance, 25% at the first anniversary and 25% at the second anniversary and expire during 2011.

During 2008, the Company issued warrants for the right to purchase 390,000 shares of common stock at an exercise price of $0.01 to a consultant pursuant to a consulting agreement.  The warrants are fully vested and expire during 2011.

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

During fiscal year 2008, three executive officers were employed under employment agreements currently being finalized with the Company.  For description of the employment agreements, see “Executive Compensation” and “Employment Agreements”.

On October 4, 2005, the Company paid $50,000 to extend a letter of intent for the sale and purchase of certain intellectual property.  William J. Clough, CEO/President and Director, and Bradley J. Hallock, Senior Vice President, have a controlling interest in the company (CH Capital) that was named as the seller of the intellectual property.  The letter of intent gave the Company the right to acquire the WayCool technology for $800,000 and the issuance of warrants to acquire five percent of the Company’s fully diluted equity securities after giving effect to the Company’s fund raising efforts.  The warrants have the same pricing and terms issued in connection with the Company’s private equity fund raising.  On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent in consideration for $800,000 and a three year warrant for 7,040,485 common shares at a per share price of $0.20.  The $800,000 amount represents reimbursement for the time and money CH Capital spent acquiring and developing the WayCool technology.  This assignment has been recorded and is a matter of record with the United States Patent and Trademark Office.  For a more detailed explanation, please see the section above entitled “Intellectual Property Rights to WayCool Thermal Management Technology”.

In April of 2007 a three-month promissory note was entered into with a director and proceeds received totaling $80,000.  Interest accrues at 12% per annum until the maturity of this note, at which time the principal is due.  In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007.

In January 2008 the Company negotiated a sale of one million registered shares of common stock to three individuals in consideration of two hundred fifty thousand dollars ($250,000).  The $0.25 per share price was calculated from a ten per cent (10%) discount to the average trailing close price for the last 30 trading days of 2007.  Because the Company did not have available the one million registered shares, a shareholder agreed to accommodate the Company by conveying the registered shares from his personal portfolio and accepting one million restricted shares from the Company as reimbursement.  Because of the value differential between the registered versus restricted stock, the Company agreed to convey to the shareholder one hundred thousand additional restricted common shares.

In May 2008 the Company formed a wholly owned subsidiary into which CUI, Inc., an Oregon corporation, merged all of its assets.  The consideration paid by the Company is summarized as follows:
•	$6,000,000 cash loan from Commerce Bank of Oregon, term of 3 years, interest only, prime rate less 0.50%, secured by Letters of Credit.
•
$14,000,000 promissory note to CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of Waytronx during the term of the note.

•
$17,500,000 convertible promissory note plus 1.7% annual simple interest and 2.3% annual success fee, permitting payees to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payees relating to any private capital raising transactions of Waytronx during the term of the note.

•	Appointment by note payees of three members to Board of Directors for so long as there remains an unpaid balance on the above described promissory notes.

In May 2008, in consideration for posting Letters of Credit in favor of the Commerce Bank of Oregon, the Company issued to the individuals who supplied the Letters of Credit warrants to purchase, within 3 years at a per share price of $0.01, one Waytronx common share for each dollar of the Letters of Credit.  Fifty percent (50%) of the warrants for each investor vest upon the Date of Issuance; twenty five percent (25%) of the warrants vest at the one year anniversary of the Date of Issuance and twenty five percent (25%) of the warrants vest at the two year anniversary of the Date of Issuance.  Should the underlying debt to the Commerce Bank of Oregon be satisfied or all, or any portion, of the Holder’s Letter of Credit is released prior to any vesting as noted above, then any remaining warrant shares shall not vest to the Holder under the terms of the Warrant.

Following the acquisition of CUI, Inc., the Company moved its facilities to the CUI, Inc. facility at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  This facility is leased from a related party, Barakel, LLC.  Barakel, LLC is majority owned by James McKenzie, a majority holder of the $17,500,000 convertible note related to the CUI, Inc. acquisition and Matt McKenzie, COO and Director of the Company.  For further discussion of the lease, please see the Leases footnote to the financial statements.

Item 14.  Principal Accountants Fees and Services

Compensation of Auditors
Audit Fees.  The financial statements of the Company, which are furnished herein as of December 31, 2008, have been audited by Webb & Company, P. A., Independent Registered Public Accounting Firm.  Webb & Company, P. A. billed the Company an aggregate of $49,551 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2008.  Webb & Company, P. A. billed the Company an aggregate of $21,707 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2007.  Webb & Company, P. A. did not bill any audit related fees, tax fees, or other fees during the years ended December 31, 2008 and 2007.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[7]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.
4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.
4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.
4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.
4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.
10.1[2]	Employment Agreement between the Registrant and John Thatch dated November 2, 1999.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.
10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.

10.9[5]	Letter of Intent for Sale and Purchase of Certain Intellectual Property dated June 10, 2005 with Extension of Letter of Intent dated October 12, 2005.
10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated November 22, 2003.
10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.
10.12[2]	Addendum to Safety Harbor office, Suite 210, Lease Agreement dated February 1, 2004.
10.13[4]	Safety Harbor, Florida office, Suite 130, Lease Agreement dated October 15, 2004.
10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.
10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 22, 2003.
10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.
10.17[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital
10.18[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.19[4]	Contract between SMTC Manufacturing Corporation and Registrant dated November 9, 2004
10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005
10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.
10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.24[6]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.
10.25[6]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
13.1	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed February 24, 2006.
13.2	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed April 2, 2007.
14.1[5]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.
21.1	8-KA designating and describing CUI, Inc. as a wholly owned subsidiary of the Registrant filed with the Commission May 21, 2008.
22.1	Proxy Statement and Notice of 2006 Annual Shareholder Meeting filed September 29, 2006.
22.2	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 150,000,000 to 200,000,000 filed May 19, 2006
22.3	Proxy Statement and Notice of 2007 Annual Shareholder Meeting filed November 6, 2007.
22.4	Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed July 8, 2008.

23.4[8]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-K filed herewith.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.
4	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
5	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.
6	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
7	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008
8	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)
A report on Form 8-K filed on January 7, 2008 announcing that effective December 12, 2007, the OnScreen Technologies, Inc. corporate name was changed to Waytronx, Inc.  and effective January 7, 2008, the new OTC:BB trading symbol for Waytronx, Inc. is WYNX.

(b)	A report on Form 8-K filed May 19, 2008 announcing and summarizing the CUI, Inc. asset acquisition.
(c)	A report on Form 8-K/A filed May 21, 2008 restating the terms of the CUI, Inc. asset acquisition.
(d)	A report on Form 8-K/2A filed June 12, 2008 and July 3, 2008 publishing the financial statements of CUI, Inc. and related pro forma financial information.
(e)
A report on Form 8-K filed June 18, 2008 announcing that two directors declined to stand for reelection and the appointment of Colton Melby to the Board of Directors and election of Mr. Melby as Chairman of the Board.

(f)	A report on Form 8-K filed July 24, 2008 announcing the appointment of two new board members, Messrs Sean Rooney and Matthew McKenzie.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waytronx, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 27, 2009
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 27, 2009
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee	March 27, 2009
Sean P. Rooney

Waytronx, Inc.
Financial Statements
December 31, 2008 and 2007

Waytronx, Inc.

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statement of Operations	F-4

Statement of Changes in Stockholders’ Equity (Deficit)	F-5 – F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Waytronx, Inc.

We have audited the accompanying balance sheets of Waytronx, Inc. and subsidiaries (the “Company”) as of December 31, 2008 (consolidated) and 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended December 31, 2008 (consolidated) and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Waytronx, Inc. and subsidiaries as of December 31, 2008 (consolidated) and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 (consolidated) and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $1,830,367 and cash used in operations of $313,473 and an accumulated deficit of $50,548,086 at December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 26, 2009

Waytronx, Inc.
Balance Sheet
For the Years Ended december 31, 2008 and 2007

	2008 (Consolidated)	2007

Assets:
Current Assets:
Cash and cash equivalents	$599,200	$42,639
Trade accounts receivable, net of allowance of $135,000	2,762,416	7,000
Other accounts receivable	110,952	-
Other accounts receivable, related party	194,984	-
Inventories, net	4,077,367	88,350
Prepaid expenses and other	186,520	20,160
Total current assets	7,931,439	158,149

Property and equipment, net	1,245,203	20,641

Other assets:
Investment - equity method	120,499	-
Technology rights, net	4,134,202	4,321,493
Patent costs, net	558,269	654,861
Other intangible assets, net	27,878	39,355
Deposits and other	40,411	19,355
Notes receivable, net	182,025	91,500
Debt offering costs, net	1,618,678	-
Goodwill, net	32,281,148	-
Total other assets	38,963,110	5,126,564
Total assets	$48,139,752	$5,305,354

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,106,114	$294,327
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,373,993	-
Accrued expenses	1,912,592	135,898
Accrued compensation	770,625	90,858
Deferred revenue	-	13,080
Notes payable, current portion due	49,200	-
Notes payable, related party, current portion due	1,197,865	-
Convertible notes payable, net of discounts of $0 and $55,165, respectively	1,350,000	1,594,834
Total current liabilities	7,765,443	2,134,051
Long term notes payable, net of current portion due of $49,200	6,095,740	100,000
Long term notes payable, related party, net of current portion due of $197,865 and discounts of $638,255	13,022,465	1,000,000
Long term convertible notes payable, related party, net of discounts of $5,711,395	11,788,605	-
Total liabilities	38,672,253	3,234,051

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized		-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 and 75,543 shares issued and outstanding liquidation preference of $50,543 and $75,543 at December 31, 2008 and 2007, respectively	51	76
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at December 31, 2008 and 2007, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 200,000,000 shares authorized and 166,208,406 and 156,780,626 shares issued and outstanding at December 31, 2008 and 2007, respectively	166,208	156,780
Additional paid-in capital	59,849,326	50,832,167
Subscription receivable	-	(200,000)
Accumulated deficit	(50,548,086)	(48,717,720)
Total stockholders' equity	9,467,499	2,071,303
Total liabilities and stockholders' equity	$48,139,752	$5,305,354

See accompanying notes to financial statements

Waytronx, Inc.
Statement of Operations
For the Years Ended December 31, 2008 and 2007

	2008 (Consolidated)	2007
Revenues:
Product Sales	$19,433,636	$157,258
Revenue from freight	122,299	-
Total revenue	19,555,935	157,258
Cost of revenues	11,874,250	2,318,602

Gross profit (loss)	7,681,685	(2,161,344)

Operating expenses
Selling, general and administrative	7,615,737	1,888,098
Research and development	513,671	1,191,854
Impairment	247,617	20,971
Bad debt	148,573	18,470
Total operating expenses	8,525,598	3,119,393

Profit (loss) from operations	(843,913)	(5,280,737)

Other income (expense)
Other income	177,362	80,873
Other expense	(289,094)	(3,076)
Derivative income	2,831,688	-
Investment income (loss)	(1,620)	1,460
Settlement gain	-	76,831
Interest expense - intrinsic value of convertible debt and amortization of debt discount	(2,342,374)	(338,362)
Interest expense	(1,362,416)	(283,657)
Total other income (expense), net	(986,454)	(465,931)

Net profit (loss)	(1,830,367)	(5,746,668)
Basic and diluted profit (loss) per common share	$(0.01)	$(0.04)
Basic and diluted net profit (loss) per common share available to common stockholders	$(0.01)	$(0.04)
Weighted average common shares outstanding - Basic and diluted	161,888,206	150,921,343

See accompanying notes to financial statements

Waytronx, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Years Ended December 31, 2008 and 2007

Series A
	Series B		Preferred Stock		Common stock
	Preferred		and Preferred		and Common
	Stock		Stock Issuable		Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	-	$-	90,543	$91	147,127,238	$147,127
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	3,472,118	3,472
Common stock issued for services and compensation	-	-	-	-	907,418	907
Common stock issued in conjunction with the conversion of debt	-	-	-	-	841,204	841
Issuance of common stock	-	-	-	-	4,246,154	4,246
Beneficial conversion value and value of warrants issued with convertible debt	-	-	-	-	-	-
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	111,494	112
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	-	-	(15,000)	(15)	75,000	75
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2007	-	$-	75,543	$76	156,780,626	$156,780
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	3,353,090	3,353
Common stock issued for services and compensation	-	-	-	-	1,289,000	1,289
Common stock issued in conjunction with the conversion of debt	-	-	-	-	2,708,132	2,708
Issuance of common stock	-	-	-	-	1,977,558	1,978
Beneficial conversion value and value of warrants issued with financing guarantees	-	-	-	-	-	-
Beneficial conversion value and value of warrants issued with convertible debt	-	-	-	-	-	-
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	-	-
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	-	-	(25,000)	(25)	100,000	100
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2008	-	$-	50,543	$51	166,208,406	$166,208

(continued)

					Accumulated	Total
				Deferred	Other	Stockholders'
	Additional	Subscription	Accumulated	Compensation	Comprehensive	Equity
	Paid-in capital	Receivable	Deficit	and Consulting	Loss	(Deficit)

Balance, December 31, 2006	$48,926,371	$-	$(42,971,052)	$-	$-	$6,102,537
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	238,475	-	-	-	-	241,947
Common stock issued for services and compensation	280,993	-	-	-	-	281,900
Common stock issued in conjunction with the conversion of debt	176,659	-	-	-	-	177,500
Issuance of common stock	1,099,754	(200,000)	-	-	-	904,000
Beneficial conversion value and value of warrants issued with convertible debt	87,788	-	-	-	-	87,788
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	19,699	-	-	-	-	19,811
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	2,428	-	-	-	-	2,488
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	(5,746,668)	-	-	(5,746,668)
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2007	$50,832,167	$(200,000)	$(48,717,720)	$-	$-	$2,071,303
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	233,292	-	-	-	-	233,292
Reclassification of warrant liability, net	5,164,603	-	-	-	-	5,164,603
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	216,962	-	-	-	-	220,315
Common stock issued for services and compensation	307,841	-	-	-	-	309,130
Common stock issued in conjunction with the conversion of debt	549,325	-	-	-	-	552,033
Issuance of common stock	318,514	200,000	-	-	-	520,492
Beneficial conversion value and value of warrants issued with financing guarantees	2,044,646	-	-	-	-	2,044,646
Beneficial conversion value and value of warrants issued with convertible debt	182,053	-	-	-	-	182,053
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	-	-
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	(75)	-	-	-	-	-
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	(1,830,367)	-	-	(1,830,367)
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2008 (Consolidated)	$59,849,326	$-	$(50,548,086)	$-	$-	$9,467,499

See accompanying notes to financial statements

Waytronx, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008 (Consolidated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,830,367)	$(5,746,668)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	740,785	287,356
Change in fair value of warrant liability	(2,831,688)	-
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount	2,153,577	338,362
Non-cash loss on equity method investment	1,620	-
Bad debt expense	148,573	18,470
Amortization of technology rights	238,513	238,408
Amortization of patent costs	28,837	7,625
Amortization of website development	14,311	3,578
(Gain) Loss on disposal of assets	4,165	(17,029)
Impairment of inventory	-	2,048,538
Impairment of patents	247,617	-
Compensation and services expense payable in common stock	-	40,000
Depreciation	240,507	49,922
Amortization of goodwill	1,538	-
(Increase) decrease in assets:
Trade accounts receivable	(717,265)	(14,175)
Other accounts receivable	964,867	-
Notes receivable	(182,025)	23,500
Inventory	(1,334,692)	(11,153)
Prepaid expenses and other current assets	(50,694)	121,314
Deposits and other assets	26,408	(40,115)
Increase (decrease) in liabilities:
Accounts payable	(549,743)	(186,633)
Accrued expenses	1,789,859	2,984
Accrued compensation	594,904	(9,142)
Deferred revenues	(13,080)	4,820
NET CASH USED IN OPERATING ACTIVITIES	(313,473)	(2,840,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger, net	(5,816,468)	-
Investment in technology rights	-	(50,000)
Investment in patents	(88,672)	(79,521)
Proceeds from sales of property and equipment	-	48,705
Proceeds from sale of discontinued product line	393,497
Purchase of property and equipment	(128,922)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,640,565)	(80,816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	1,044,628	-
Proceeds from notes and loans payable	6,600,000	357,500
Proceeds from notes and loans payable, related party	100,000	1,000,000
Payments on notes and loans payable	(1,470,116)	(80,000)
Payments on notes and loans payable, related party	(364,673)	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	600,760	1,115,492
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,510,599	2,392,992
Cash and cash equivalents at beginning of year	42,639	570,501
Cash and cash equivalents at end of year	599,200	42,639
Net increase (decrease) in cash and cash equivalents	$556,561	$(527,862)

See accompanying notes to financial statements

(continued)

	For the year ended December 31,
	2008 (Consolidated)	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$331,695	$155,642

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$25	$-

Discount on debt for intrinsic value of notes payable	$1,861,241	$87,786

Notes payable issued for purchase of CUI, Inc.	$31,500,000	$-

Issuance of warrants for patents	$91,190	$-

Conversion of debt to common stock	$550,000	$177,500

Common stock issued for conversion of Series A preferred stock and dividends	$-	$22,314

Common stock issued for deferred consulting and compensation	$-	$25,000

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$408,179	$281,900

Common stock issued to settle accrued preferred stock dividends	$-	$22,299

Reclassification of Derivative liability to Equity	$10,841,928	$-

See accompanying notes to financial statements

Waytronx, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

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

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a net loss of $1,830,367 and cash used in operations of $313,473 and an accumulated deficit of $50,548,086 for the year ended December 31, 2008.  The ability to continue as a going concern is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements for 2008 include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to December 31, 2008), the financial statements for 2007 include the accounts of Waytronx, Inc.,  hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2008 due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At December 31, 2008, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, at December 31, 2008, the Company held $100,458 in the CUI Europe foreign bank account.

Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consist of the receivables associated with the revenue derived from product sales.  An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $135,000 at December 31, 2008 is considered adequate.  Receivables are determined to be past due based on the payment terms of original invoices.  The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Inventory
Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  At December 31, 2008 inventory is valued at $4,077,367.

Concentration of Credit Risk
Cash is maintained in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits.  These accounts may also be held in foreign bank accounts.  We have not experienced any losses in such accounts through December 31, 2008.

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

Long-Lived Assets
Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.  The Company recorded an impairment expense of $247,617 related to capitalized patents during 2008.

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

Intangible assets consist of the following as of December 31, 2008 and 2007:

	2008	2007
Technology rights	$4,943,965	$4,892,743
Accumulated amortization	(809,763)	(571,250)
Net	$4,134,202	$4,321,493

Patent costs	$584,344	$668,204
Accumulated amortization	(26,075)
Net	$558,269	$668,204

Debt offering costs	$2,044,646	$-
Accumulated amortization	(425,968)	-
Net	$1,618,678	$-

Goodwill	$32,282,686	$-
Accumulated amortization	(1,538)	-
Net	$32,281,148	$-

Other intangible assets	$72,933	$42,933
Accumulated amortization	(45,055)	(3,578)
Net	$27,878	$39,355

As of December 31, 2008, $4,943,965 of costs related to technology rights acquired since 2003 have been capitalized.  Technology rights are amortized over a twenty year life.

As of December 31, 2008, $584,344 of costs related to filing patent applications have been capitalized.  When patents are approved, the costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time.

As of December 31, 2008, $2,044,646 of debt offering costs related to the warrants issued for the personal guarantees provided on behalf of the Company to secure the $6,000,000 bank loan.  The debt offering costs are amortized over the life of the loan.

As of December 31, 2008, $32,282,686 of costs related to Goodwill have been capitalized.  Goodwill is reviewed regularly for impairment by management.

As of December 31, 2008, $72,933 of costs related to other intangible assets have been capitalized and are being amortized over their useful lives.

Investment – Equity Method
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $187,569 as of December 31, 2008.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate for the year ended December 31, 2008 is as follows:

Current assets	$7,363,289
Non-current assets	750,102
Total Assets	$8,113,391

Current liabilities	$5,324,614
Non-current liabilities	1,144,221
Stockholders' equity	1,644,556
Total Liabilities and Stockholders' Equity	$8,113,391

Revenues	$8,606,050
Operating Loss	(37,125)
Net Loss	(101,008)
Company share of Net Loss at 10.47% (since acquisition)	(1,620)
Equity investment in affiliate	$120,499

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

See Note 14, for additional disclosure and discussion of the employee stock plan and activity.

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

Revenues from warranty and maintenance activities is recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

Revenues in connection with electronic devices and component sales by CUI, Inc. are recognized at the time the product is shipped to the customer, collectability is reasonably assumed, the price is fixed and determinable and persuasive evidence of arrangement exists.

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $169,079 and $2,000 for the years ended December 31, 2008 and 2007, respectively.  The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves
A warranty reserve liability is recorded based on estimates of future costs on sales recognized.  There was no warranty reserve recorded at December 31, 2008 or 2007.

Advertising
In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising are charged to operations as incurred.  Advertising expense for the years ended December 31, 2008 and 2007 was $421,096 and $0, respectively.

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

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for its operating losses generated during 2008 and 2007 based on uncertainties concerning the ability to generate taxable income in future periods.  There was no income tax receivable at December 31, 2008 and 2007.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net Loss Per Share
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2008 and 2007, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2008 and 2007.  The following table summarizes the potential common stock shares at December 31, 2008 and 2007, which may dilute future earnings per share.

	2008	2007
Convertible preferred stock	252,715	402,986
Warrants and options	22,703,373	23,544,373
Convertible debt	76,400,000	8,250,000
	99,356,088	32,197,359

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

Segment Reporting
Upon the acquisition of CUI, Inc. in 2008, the Company has identified four operating segments based on the products offered.  The four segments are External Power, Internal Power, Industrial Controls and Other.  The External Power segment is focused primarily on sales of external power supplies and related components.  The Internal Power segment is focused primarily on sales of internal power supplies and related components.  The Industrial Controls segment is focused primarily on sales of encoding devices and related components.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.  The Company did not have any segment at December 31, 2007.

The following information is presented for the year ended December 31, 2008 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$11,973,552	$4,594,882	$2,171,699	$815,802	$19,555,935
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,831,688	$2,831,688
Interest revenues	$-	$-	$-	$20,119	$20,119
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(1,620)	$(1,620)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$2,404,931	$2,404,931
Interest expense	$-	$-	$-	$1,362,416	$1,362,416
Depreciation and amortization	$-	$-	$-	$523,706	$523,706
Segment profit (loss)	$3,239,790	$559,380	$181,480	$(5,811,017)	$(1,830,367)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$678,228	$678,228
Segment assets	$-	$-	$-	$46,521,074	$46,521,074
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000	$37,500,000
Expenditures for segment assets	$-	$-	$-	$217,594	$217,594

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

3.    ACQUISITION AND DISPOSAL

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
$37,500,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisition had been completed as of January 1, 2008 and January 1, 2007, respectively:

	2008	2007
Gross revenue	$29,269,987	$25,172,406
Total expenses	30,554,684	29,203,258
Net profit (loss) before taxes	$(1,284,697)	$(4,030,852)
Earnings (loss) per share	$(0.01)	$(0.03)

During 2008, the Company sold its cable parts line at its book value of $393,497.  The Company did not record a gain or loss on the disposal of this line.

4.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows at December 31, 2008 and 2007:

	2008	2007
Equipment	$1,451,099	$57,146
Computers and software	873,861	29,074
	2,324,960	86,220
Less accumulated depreciation	(1,079,757)	(65,579)
	$1,245,203	$20,641

Depreciation expense for the years ended December 31, 2008 and 2007 was $240,507 and $49,922, respectively.

5.	TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS

Under a license agreement, an exclusive license was obtained in a patent for the manufacture, sale, and marketing of direct view video displays with an angular dimension of greater than 30 inches.  Prior to 2006, a technology right intangible asset was recorded for the $522,500 paid for these rights.

Effective March 24, 2006, all right, title and interest in and to the WayCool technology, patent application and Letters Patent was purchased from CH Capital, Inc. (CH Capital).  CH Capital is a related party controlled by a director and officer of Waytronx.  To acquire this technology, CH Capital was paid $800,000 and issued a three year warrant to acquire up to 7,040,485 shares of common stock at $0.20 per share, valued at $3,520,243 using the Black Scholes option pricing model.  The technology rights are amortized over the twenty-year estimated life of the technology, and at December 31, 2008 and 2007 were as follows:

	2008	2007
Technology rights	$4,943,965	$4,892,743
Accumulated amortization	(809,763)	(571,250)
Net	$4,134,202	$4,321,493

Amortization of technology rights during 2008 and 2007 was $238,513 and $238,408, respectively.  The estimated annual amortization expense is $238,513 for each of the next four years.  Management has evaluated the technology rights for impairment and believes there is no impairment of these technology rights at December 31, 2008.

6.	NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

	Original Principal	Notes Converted	Notes Repaid	Balance 12/31/2008
Balance at 12/31/2007	$1,650,000	$-	$-	$1,650,000
New notes in 2008	18,200,000	(550,000)	(450,000)	17,200,000
Total	$19,850,000	$(550,000)	$(450,000)	$18,850,000

	Beneficial Conversion Feature	Amortization	Reclassification to Equity	BCF Discount 12/31/2008
Balance at 12/31/2007	$275,587	$(231,193)	$-	$44,394
New notes in 2008	63,142	(107,536)		(44,394)
Total	$338,729	$(338,729)	$-	$-

	Warrant Value	Amortization	Reclassification to Equity	Warrant Value Discount 12/31/2008
Balance at 12/31/2007	$117,941	$(107,170)	$-	$10,771
New notes in 2008	7,340,047	(1,639,423)		5,700,624
Total	$7,457,988	$(1,746,593)	$-	$5,711,395

Unamortized discount at 12/31/2008				$(5,711,395)

Convertible notes payable, net at 12/31/2008				$13,138,605

The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by Waytronx, including the patent portfolio.

During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes.  $1,650,000 ($650,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.  There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue.  Additionally, each investor was issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of Waytronx, Inc. common stock as is equal in value to one tenth the principal investment.  Such value to be determined by the average per share closing bid price of Waytronx, Inc. common stock for the 10 days preceding the date of investment.  Of the remaining $1,800,000 notes, $700,000 ($350,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price of $0.25 and $1,100,000 ($100,000 of this amount has been repaid) are not convertible.  As of December 31, 2008, 13,368,992 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 6,400,000 common shares are held in reserve as issuable upon the conversion of the balance of the promissory notes and the shares of common stock underlying the common stock purchase warrants and common share underlying the warrants.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50% (4.50% at December 31, 2008), and is secured by personal Letters of Credit from related parties.

A $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $638,255.  The current portion of this note is $197,865.  The net long term balance of this note is $13,022,465.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt relating to this note of $5,711,395.  The net long term balance of this note is $11,788,605.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $144,940 as of December 31, 2008.  The current portion of the capital lease is $49,200 as of December 31, 2008.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

	2009	2010	2011	2012	2013	Later Years
Notes Payable Maturities:	$2,597,065	$181,896	$37,074,564	$-	$-	$-

7.	WORKING CAPITAL LINE OF CREDIT

At December 31, 2008, CUI, Inc. had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime rate less 0.25 percentage points, maturing July 1, 2009.  At December 31, 2008, the balance outstanding on the line of credit was $1,373,993.

8.	COMMITMENTS AND CONTINGENCIES
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

Employment Agreements
As of the year ended December 31, 2008, no employment agreements were in place.  The Company expects that it will have employment agreements completed in 2009 for several key executives.

Leases
Effective September 1, 2008 the Company mutually agreed with Safety Harbor Centre to terminate the December 1, 2004 Safety Harbor, Florida five year lease in consideration of a $40,000 termination payment.

In October 2005, a lease was signed with Market Place I & II, LLC for office space in Portland, Oregon beginning November 1, 2005 and ending December 31, 2010.  This lease was terminated by mutual agreement February of 2008 in consideration of a termination payment of $22,000.

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the fiscal year ending December 31, 2008, the monthly base rent was $39,900.

The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010.  In addition to the base rent of $1,845 (subject to periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes.

Rental expense was $433,705 and $220,290 in 2008 and 2007, respectively, and is included in selling, general and administrative on the statement of operations.

	2009	2010	2011	2012	2013	Later Years
Operating Leases:	$501,340	$489,225	$481,000	$483,000	$484,000	$1,299,000

Consulting Agreements
On January 1, 2007, an agreement was entered into with a consultant to provide research and development services.  For these services, the consultant was paid a monthly fee of $5,000 over a one-year period.

In August of 2007 an agreement was entered into with a consultant to provide strategic marketing services.  For these services, through March of 2008, the consultant was paid a fee of $120,000 in quarterly installments.  In addition, the consultant could earn up to 1,500,000 shares of common stock for goals achieved per the agreement.

In May of 2008, 250,000 shares were issued to a consultant for services provided to the company.  The Company entered into an agreement with the consultant to provide strategic marketing services.  For these services, the consultant was awarded 250,000 shares of the Company’s common stock.

In October 2008, 39,000 shares were issued to a consultant for services provided to the company.  The Company entered into an agreement with a consultant to provide strategic marketing services.  For these services, the Company paid a fee of $3,900.  In addition, the consultant was awarded 39,000 restricted shares of the Company’s common stock and a stock purchase warrant entitling the consultant the right to purchase, at any time within three years, 390,000 restricted shares of the Company’s common stock.  $6,630 was recorded in relation to this transaction based on the fair value of the stock on the date of grant.

9.	STOCKHOLDERS’ EQUITY
Convertible Preferred Series A

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

During 2008, there were no shares of Series A convertible preferred stock issued.  Also during 2008, 100,000 shares of common stock were issued relating to the conversion of 25,000 shares of Series A convertible preferred stock.  All other unregistered issuances of Series A Convertible Preferred Stock are described in the 10-KSB filing for the year-ended 2007.

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

During 2008 and 2007, there were no shares of Series B convertible preferred stock issued and no shares were outstanding.  All other unregistered issuances of Series B Convertible Preferred Stock are described in the 10-KSB filing for the year-ended 2007.

Convertible Preferred Stock Series C

The Company authorized for issuance 10,000 shares of preferred stock, designated as Series C Preferred Stock (“Series C”), as the result of a negotiated investment plan with a specific investment group.  Ownership of the stock is limited to this investment group.  The owners and holders of the Series C Preferred Stock have the rights to appoint three board seats, and have the right to exchange any Common Shares they own into shares of Series C at any time, up to the number of Series C shares authorized, at a one-for-one ratio.

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

During 2007, 500 shares of Series B convertible preferred stock and 125,000 shares of Series A convertible preferred stock were to be issued to an employee in accordance with his employment agreement.  The 125,000 shares of Series A were valued at $1.00 per share based on contemporaneous cash sales.  The 500 shares of Series B were valued at $270 per share based on contemporaneous cash sales.  The total value of these shares of $260,000 was expensed over the term of the employee’s employment agreement.  In lieu of the Series A and Series B stock, 1,250,000 shares of the Company’s common stock were issued.

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

During 2007, 175,000 shares of common stock were issued to a shareholder for the conversion of 40,000 shares of Series A convertible preferred stock, at a ratio of four common plus one common bonus share for each share of Series A convertible preferred stock.

During 2008, 95,238 shares of common stock were issued to an employee in accordance with his employment agreement.  These shares were valued at $25,000 using a thirty-day average price at December 31, 2007, in accordance with the agreement.

During 2008, 207,237 shares of common stock were issued to an employee in accordance with his employment agreement.  These shares were valued at $39,375 as of the date of issuance, in accordance with the agreement.

During 2008, 362,173 shares of common stock were issued to an employee/officer in accordance with his employment agreement.  These shares were valued at $65,500 as of the date of issuance, in accordance with the agreement.

During 2008, 2,390,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $98,000.

During 2008, 116,000 shares of common stock were issued in relation to the exercise of options with proceeds of $1,160.

During 2008, 1,250,000 shares of common stock were issued for services performed by consultants.  $302,500 of consulting expense was recorded in relation to these transactions based on the fair market value of the stock on the date of grant.

During 2008, 1,300,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $300,000. A former officer of Waytronx agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement.  Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the former officer.

During 2008, 140,000 shares of common stock were issued resulting from the exercise of warrants with proceeds of $1,400.

During 2008, two holders of  convertible notes exercised the right to convert their notes to common stock.  $500,000  of debt was converted to common stock at a per share price of $0.20 for 2,500,000 shares of common stock.  $50,000 of debt and $2,033 of interest was converted to common stock at a per share price of $0.25 for 208,132 shares of common stock.

During 2008, 39,000 shares were issued to a consultant for services provided to the company.  The Company entered into an agreement with a consultant to provide strategic marketing services.  For these services, the Company paid a fee of $3,900.  In addition, the consultant was awarded 39,000 restricted shares of the Company’s common stock and a stock purchase warrant entitling the consultant the right to purchase, at any time within three years, 390,000 restricted shares of the Company’s common stock.  $6,630 was recorded in relation to this transaction based on the fair value of the stock on the date of grant and $62,557 was recorded for the issuance of the warrants using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 2 years, volatility of 85%, zero expected dividends and a discount rate of 1.43%.

During 2008, The Company entered into unsecured convertible promissory notes totaling $700,000, with 700,000 related bonus shares of common stock.  Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due.  The note holders have the right to convert the note to the Company’s common stock at $0.25 per share.  During 2008, $52,033 of a promissory note principal and related interest was converted to 208,132 shares of common stock.

Non-Employee Stock Warrants
During 2004, warrants were granted to certain service providers to purchase 1,395,736 shares of common stock at exercise prices ranging from $0.25 to $0.50 and are recognized as consulting expense over the period of each consultant’s agreement.  These warrants were valued at an aggregate of $707,352 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 90 days - 3 years, volatility of 79% - 309%, zero expected dividends and a discount rate of 0.85% - 2.03%.

During 2006, two directors were granted a total of 200,000 options.  The exercise prices are $0.20 for 100,000 of the options and $0.61 for the other 100,000 options.  An intrinsic value of $62,000 was recorded related to these stock options.  They were valued using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 131% - 137%, zero expected dividends and a discount rate of 4.69% - 4.70%.

During 2006, warrants to purchase 11,222,629 shares of common stock were granted in connection with the conversion of convertible debt.  These warrants have an exercise price of $0.01.  These warrants were valued and expensed at $2,117,256 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 99.7% - 151.0%, zero expected dividends and a discount rate of 4.70% - 5.00%.

During 2006, warrants were granted to purchase 6,800.000 shares of common stock as part of a settlement agreement with Fusion Three, LLC with exercise prices of $0.20 for 5,600,000 shares, $0.35 for 300,000 shares, $0.50 for 300,000 shares, $0.75 for 300,000 shares, and $1.00 for 300,000 shares.  These warrants were valued at $2,780,000 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 1.58 – 3 years, volatility of 130.0% - 151.4%, zero expected dividends and a discount rate of 4.86% - 4.88%.  A settlement loss of $2,780,000 was recognized.

During 2006, warrants were granted for 628,001 shares of common stock to various consultants in exchange for services provided with exercise prices ranging from $0.01 to $0.33, and were valued and expensed at $286,640 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 1 - 3 years, volatility of 124.2% - 159.5%, zero expected dividends and a discount rate of 4.58% - 5.05%.  Warrant expense was recognized at date of grant.

During 2006, warrants were granted for 1,600,000 shares of common stock for payment of financing fees with an exercise price of $0.20.  These warrants were valued and expensed at $768,000 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 5 years, volatility of 152.2%, zero expected dividends, and a discount rate of 4.95%.  Warrant expense was recognized at date of grant.

During 2006, warrants were granted to purchase 7,040,485 shares of common stock as part of the purchase of the WayCool patent rights with an exercise price of $0.20.  These warrants were valued at $3,520,243 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 131.4%, zero expected dividends and a discount rate of 4.69%.  The value of warrants is included in Technology Rights.

During 2007, warrants were granted to purchase 50,000 shares of common stock as part of an agreement with a contractor with an exercise price of $0.25.  These warrants were valued at $7,000 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 118.7%, zero expected dividends and a discount rate of 4.56%.  The value of the warrants is included in general and administrative expenses.

During 2007, warrants to purchase 47,296 shares of common stock warrants were granted in connection with the conversion of convertible debt.  These warrants have an exercise price of $0.01.  As of December 31, 2007, all 47,296 shares of common stock had been issued for the exercise of these warrants and included in the statement of stockholders’ equity in “Common stock issued for options and warrants exercised in exchange for cash and accrued compensation”.  These warrants were valued and expensed at $13,140 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 101.1% - 104.5%, zero expected dividends and a discount rate of 4.76% - 4.90%.

During 2008, the Company issued 6,000,000 warrants with an exercise price of $0.01, vesting 50% at issuance, 25% and first anniversary and 25% at second anniversary in exchange for personal guarantees of the $6,000,000 bank loan used to acquire CUI, Inc.  These warrants were valued at $2,044,646 and capitalized as Debt offering costs amortized over the life of the bank loan as of May 15, 2008 using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 3 years, volatility of 57%, zero expected dividends and a discount rate of 2.70%.

During 2008, the Company extended 2,000,000 existing warrants to CH Capital an additional two years in exchange for the rights to certain patents.  The company valued the transaction at $91,190 using the Black Scholes Pricing Model with the following assumptions on the date of extension; $0.20 exercise price, volatility of 75%, risk free interest rate of 2.01% and a term of 2.833 years.

During 2008, the Company entered into an agreement with a consultant to provide strategic marketing services.  For these services, the Company paid a fee of $3,900.  In addition, the consultant was awarded 39,000 restricted shares of the Company’s common stock and a stock purchase warrant entitling the consultant the right to purchase, at any time within three years, 390,000 restricted shares of the Company’s common stock.  $6,630 was recorded in relation to the 39,000 restricted shares of common stock based on the fair value of the stock on the date of grant and $62,557 was recorded for the issuance of the warrants using the Black Scholes Options Pricing Model with the following assumptions:  expected life of 2 years, volatility of 85%, zero expected dividends and a discount rate of 1.43%.

A summary of the warrants issued to non-employees for services as of December 31, 2008 and 2007 and changes during the years is presented below:

	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	17,058,373	$0.16	20,150,257	$0.19
Granted	6,390,000	$0.01	97,296	$0.13
Exercised	(2,550,000)	$0.04	(1,889,180)	$0.11
Forfeited	(75,000)	$0.25	(1,300,000)	$0.60
Balance at end of period	20,823,373	$0.13	17,058,373	$0.16
Warrants exercisable at end of period	20,823,373	$0.13	17,058,373	$0.16
Weighted average fair value of warrants granted during the period		$0.33		$0.27

During 2008, warrants to purchase 75,000 shares of common stock expired during the year and are recorded as forfeited in the table above.  During 2007, warrants to purchase 1,300,000 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	7,644,887	0.77 Years	$0.01	4,644,887	$0.01
0.2	12,950,485	0.28 Years	0.20	12,950,485	0.20
0.25	98,001	0Years	0.25	98,001	0.25
0.33	30,000	0Years	$0.33	30,000	$0.33
0.61	100,000	0Years	0.61	100,000	0.61
	20,823,373			17,823,373

3,000,000 warrants outstanding with an exercise price of $0.01 had not vested as of December 31, 2008 and were therefore not included as exercisable.

Employee Stock Options and Warrants
On January 1, 2006, the Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” was implemented, which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.  In adopting SFAS 123(R), the modified prospective application (“MPA”) was used.  MPA requires all new stock compensation to employees to be accounted for using fair value.  For any portion of awards made prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006 was recognized.  The fair value for these awards was determined based on the grant-date.  As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation of SFAS 123(R).

On June 26, 2000, the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2000 Stock Option Plan (the “Plan”).  The Plan provides for the issuance of incentive stock options (ISO’s) to any individual who has been employed by the Company for a continuous period of at least six months.  The Plan also provides for the issuance of Non Statutory Options (NSO’s) to any employee who has been employed by the Company for a continuous period for at least six months, any director, or consultant to the Company.  The Company may also issue reload options as defined in the Plan.  The total number of common shares of common stock authorized and reserved for issuance under the Plan is 600,000 shares.  The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder.  In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted.  Unless otherwise determined by the Board, ISO’s and NSO’s granted under the Plan have a maximum duration of 10 years.

On August 25, 2005 the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2005 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 2,000,000 shares of Common Stock to fund the Plan.  At the 2005 Annual Meeting of Shareholders held on December 13, 2005, the Equity Incentive Plan was approved by the Company shareholders.

On May 15, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 1,500,000 shares of Common Stock to fund the Plan.  At the 2008 Annual Meeting of Shareholders held on September 15, 2005, the Equity Incentive Plan was approved by the Company shareholders.

Both the 2005 and the 2008 Equity Incentive Plans are intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

Both Equity Incentive Plans provide for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company.  The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder.  In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted.  Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of 10 years.

At December 31, 2008 there are no shares of common stock available under the 2005 Equity Incentive Stock Plan.  At December 31, 2008, there are 380,704 shares of common stock available under the 2008 Equity Incentive Stock Plan.

During the years ended 2008 and 2007, the Company recorded compensation expense of $79,545 and $5,456, respectively, for stock options that the requisite service was performed during the year.  The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black-Scholes option model in accordance with SFAS 123(R) as discussed in section Employee Stock Options and Warrants.

A summary of the warrants and options issued to employees as of December 31, 2008 and 2007 and changes during the year are presented below:

	2008		2007
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	4,531,000		5,463,500	$0.14
Exercised	(116,000)	$0.01	(250,000)	$0.01
Expired	(165,000)	$0.73	(225,000)	$0.34
Forfeited	-	$-	(457,500)	$0.13
Granted	1,020,000	$0.19
Balance at end of period	5,270,000	$0.13	4,531,000	$0.13
Exercised	5,270,000	$0.13	4,531,000	$0.13

There were no non-vested warrants and options issued to employees as of December 31, 2008 or 2007.

The weighted average fair value of warrants and options granted during the periods are as follows:

	2008	2007
Exercise price lower than the market price	$-	N/A
Exercise price equaled the market price	$0.19	N/A
Exercise price exceeded the market price	$0.19	N/A

The fair value of warrants and options granted during 2008 was estimated on the dates of the grants using the following approximate assumptions:  dividend yield of 0%, expected volatilities of 78% - 99%, risk-free interest rates of 0.03% - 1.64%, and expected lives of 0.25 - 2 years.
The following tables summarize information about employee stock warrants and options outstanding at December 31, 2008 and December 31, 2007:

Warrants and Options Outstanding December 31, 2008				Warrants and Options Exercisable December 31, 2008
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	2,350,000	0.65 Years	$0.01	2,350,000	$0.01
0.19	1,020,000	5.84 Years	0.19	1,020,000	0.19
0 .20 - 0.25	1,900,000	0.06 Years	0.24	1,900,000	0.24
	5,270,000	6.55 Years	$0.13	5,270,000	$0.13

Warrants and Options Outstanding December 31, 2007				Warrants and Options Exercisable December 31, 2007
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	2,466,000	2.07 Years	$0.01	2,466,000	$0.01
0.20 - 0.25	1,900,000	1.03 Years	0.24	1,900,000	0.24
0.35 - 0.50	15,000	0.01 Years	0.50	15,000	0.50
0.55 - 0.75	150,000	0.03 Years	0.75	150,000	0.75
	4,531,000	3.13 Years	$0.13	4,531,000	$0.13

10.	RELATED PARTY TRANSACTIONS
During 2007, the Company entered into twenty-four month secured promissory notes and received proceeds totaling $1,000,000 with Central Finance, LLC.  Clifford Melby, a former corporate officer of Waytronx, is a member of the LLC.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.

In April 2007, a three-month promissory note for $80,000 was entered into with John P. Rouse who was a member of the Board of Directors.  Interest on this note accrued at the rate of 12%.  In July 2007, $40,800 of principal and interest was repaid, and the remaining principal and interest of $42,000 was repaid in August 2007.

During 2008, the Company entered into $700,000 in convertible promissory notes that had bonus shares attached totaling 700,000 shares of common stock.  Those shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.  The note holders have the right to convert the notes to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-In Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  Of the $700,000, a $50,000 and a $25,000 promissory note were with Thomas A. Price who is a member of the Board of Directors for which he received 75,000 bonus shares of common stock, and a $25,000 promissory note with Prestamo En Pantalla, LLC, an entity controlled by Colton Melby who is Chairman of the Board of Directors, with 25,000 bonus shares of common stock issued.   The $75,000 promissory notes principal and related interest to Mr. Price and the $25,000 promissory note principal and related interest to Prestamo En Pantalla, LLC were repaid in August 2008.

Effective May 16, 2008, Waytronx acquired CUI, Inc.  The funding for this acquisition was provided by a $6,000,000 bank note, a $14,000,000 seller’s note, and a $17,500,000 convertible seller’s note.  Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI, Inc. prior to the acquisition.  For further discussion related to the acquisition of CUI, Inc. please see Note 3 above.

In May 2008, the Company obtained a $6,000,000 bank note was utilized to acquire CUI, Inc. which was secured by personal guarantees.  In exchange for the personal guarantees, the company issued 6,000,000 warrants.  The warrants vest 50% at date of issuance and 25% at the first anniversary and 25% at the second anniversary date.  A former officer of the Company, Clifford Melby received 300,000 warrants (150,000 fully vested), John Rouse, a former director, received 300,000 warrants (150,000 fully vested), Colton Melby, Chairman of the Board of Directors, received  400,000 warrants (200,000 fully vested), and Thomas A. Price, a member of the Board of Directors received 700,000 warrants (350,000 fully vested).

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the fiscal year ending December 31, 2008, the monthly base rent was $39,900.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

During 2008, the Company provided services and billed for those services to a related party controlled by James McKenzie.  During 2008, the revenue for those services is reported as other income totaling $138,477.

During 2008, the Company recorded an investment loss of $1,620 related to its 10.47% interest in Test Products International (“TPI”).  For further details regarding TPI, please see Note 2 discussion Investment in Affiliate.

During 2008, 1,300,000 shares of stock were sold pursuant to a stock purchase agreement with proceeds of $300,000.  Clifford Melby, a former officer of Waytronx, agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement.  Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the former officer.

During 2008, the Company extended 2,000,000 existing warrants with CH Capital an additional two years in exchange for the rights to certain patents.  The company valued the transaction at $91,190 using the Black Scholes Pricing Model with the following assumptions on the date of extension; $0.20 exercise price, volatility of 75%, risk free interest rate of 2.01% and a term of 2.833 years.

11.	INCOME (LOSS) PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2008 and 2007, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2008 and 2007.  The following table summarizes the potential common stock shares at December 31, 2008 and 2007, which may dilute future earnings per share.

	2008	2007
Convertible preferred stock	252,715	402,986
Warrants and options	22,703,373	23,544,373
Convertible debt	76,400,000	8,250,000
	99,356,088	32,197,359

The following table sets forth the computation of basic earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Net income (loss) for the period	$(1,830,367)	$(5,746,668)
Weighted average number of shares outstanding	161,888,206	150,921,343
Weighted average number of common and common equivalent shares	161,888,206	150,921,343

Basic earnings (loss) per share	$(0.01)	$(0.04)

The following table sets forth the computation of diluted earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Net income (loss) for the period	$(1,830,367)	$(5,746,668)
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)
12% convertible notes and discount amortization
Adjusted net income (loss)	$(1,830,367)	$(5,746,668)

Weighted average number of shares outstanding	161,888,206	150,921,343
Add: Weighted average shares assumed to be issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)
Warrants and options as of beginning of period
Warrants and options as of date of issue
12% convertible notes as of beginning of period
12% convertible notes as of date of issue
Weighted average number of common and common equivalent shares	161,888,206	150,921,343

Diluted earnings (loss) per share	$(0.01)	$(0.04)

12.	INCOME TAXES
The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2008, the Company has available net operating loss carry-forwards of approximately $36,190,000.  These operating loss carry-forwards expire in various years through the year ending December 31, 2028; however, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured.  The increase in the valuation allowance for the year ended December 31, 2008 was approximately $1,390,000.  As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2008 and 2007, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2008	2007
Computed "expected" tax benefit	$(622,000)	$(1,953,000)
State tax benefit, net of federal effect	(80,000)	(175,000)
Change in valuation allowance	963,000	2,128,000
Equity instruments for services	(261,000)	-

	$-	$-

At December 31, 2008, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

2008
Deferred tax assets:
Net operating loss carryforwards	$13,190,000
Warrants issued to employees	605,000
Accrued expenses payable with common stock	(86,000)
Impairment of assets	241,000
Other	(65,000)
Valuation allowance for deferred tax asset	(13,885,000)

Deferred tax liabilities:	-
Valuation allowance for deferred tax liability	-

$-

13.	CONCENTRATIONS
During 2008, 39% of revenues were derived from three customers at 33%, 3% and 3%.
During 2007, 70% of revenues were derived from three customers at 43%, 14% and 13%.

The Company’s major product lines in 2008 are external power, internal power, and electro-mechanical.  The Company continues to work on the development of the WayCool technologies.  The Company’s major product lines in 2007 were reliant upon the OnScreen technology which the Company has purchased the rights to and has applied for several patents related to this technology.

At December 31, 2008, of the gross trade accounts receivable totaling $2,897,416, 25% was due from two customers at 13% and 12%.

14.	STOCK-BASED EMPLOYEE COMPENSATION
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

There were no non-vested stock options at December 31, 2007.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the year ended December 31, 2008, the company granted 1,020,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatility of 78%-99%, risk free interest rate of 0.03% - 1.64% and a term of 0.25 - 2 years.

The following information is presented for the stock option activity for the year ended December 31, 2008:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,463,500	$0.14
Exercised	(250,000)	$0.01
Expired	(225,000)	$0.34
Forfeited	(457,500)	$0.13
Granted
Outstanding at December 31, 2007	4,531,000	$0.13	3.13	$16,165
Exercised	(116,000)	$0.01
Expired	(165,000)	$0.73
Forfeited	-	$-
Granted	1,020,000	$0.19	9.11
Outstanding at December 31, 2008	5,270,000	$0.13	6.55	$2,350
Outstanding exercisable at December 31, 2008	5,270,000	$0.13	6.55	$2,350

The weighted average fair value of warrants and options granted during the periods are as follows:

	2008	2007
Exercise price lower than the market price	$-	N/A
Exercise price equaled the market price	$0.19	N/A
Exercise price exceeded the market price	$0.19	N/A

15.	DERIVATIVE LIABILITY
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

The aggregate fair value of the warrants, options and convertible notes embedded conversion features reclassified during the year ended December 31, 2008 amounted to approximately $6,121,526 at the date of their issuance or reclassification and were revalued using the above model assumptions to $3,257,291 at September 15, 2008 when additional shares were authorized to sufficiently satisfy existing obligations under outstanding options and warrant agreements and convertible debt.  Upon authorization of the additional shares, the company closed the related derivative liability based on the fair value of such derivatives at the measurement dates.  During the year ended December 31, 2008, the company reclassified $10,841,928 of derivative liabilities to equity.

16.	SUBSEQUENT EVENTS
On January 1, 2009, the Company issued 2,550,363 options at an exercise price of $0.25 per share to employees, including 1,946,351 to officers of the Company.  The options issued to employees and officers were valued at $77,508 using the Black Scholes Options Pricing Model under the following assumptions:  exercise price of $0.25, volatility of 99%, risk free interest rate of 0.76% and a term of 2 years.

On January 1, 2009, the Company issued 1,458,000 options at an exercise price of $0.25 per share to directors of the Company.  Included in the directors are two employees, William Clough and Matt McKenzie, who received 486,000 options as directors.  The options issued to directors were valued at $44,310 using the Black Scholes Options Pricing Model under the following assumptions:  exercise price of $0.25, volatility of 99%, risk free interest rate of 0.76% and a term of 2 years.

On January 5, 2009, 390,000 shares of common stock were issued upon exercise of warrants with proceeds of $3,900.

On January 15, 2009, the Company issued 15,000 options at an exercise price of $0.19 per share to an employee.  These options were valued at $549 using the Black Scholes Options Pricing Model under the following assumptions:  exercise price of $0.19, volatility of 99%, risk free interest rate of 0.73% and a term of 2 years.