Form 10-Q
period 2009-03-31
Waytronx, Inc.
filed 2009-05-08
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2009

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
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☒

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
YES ☐ NO ☒

As of March 31, 2009, there were 166,698,406 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$168,891	$599,200
Trade accounts receivable, net of allowance of $135,000	2,549,035	2,762,416
Other accounts receivable	305,132	110,952
Other accounts receivable, related party	195,193	194,984
Inventories, net	3,629,464	4,077,367
Prepaid expenses and other	378,572	186,520
Total current assets	7,226,287	7,931,439

Property and equipment, net	1,173,633	1,245,203

Other assets:
Investment - equity method	112,441	120,499
Technology rights, net	4,074,574	4,134,202
Patent costs, net	554,696	558,269
Other intangible assets, net	23,800	27,878
Deposits and other	20,934	40,411
Notes receivable, net	182,025	182,025
Debt offering costs, net	1,448,291	1,618,678
Goodwill, net	32,280,955	32,281,148
Total other assets	38,697,716	38,963,110
Total assets	$47,097,636	$48,139,752

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$665,136	$1,106,114
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,510,210	1,373,993
Accrued expenses	1,880,382	1,912,592
Accrued compensation	710,001	770,625
Notes payable, current portion due	50,154	49,200
Notes payable, related party, current portion due	1,127,149	1,197,865
Convertible notes payable, net of discounts of $0 and $0, respectively	1,350,000	1,350,000
Total current liabilities	7,298,086	7,765,443
Long term notes payable, net of current portion due of $50,154 and $49,200,	6,082,838	6,095,740
Long term notes payable, related party, net of current portion due of $127,149 and $197,865 and discounts of $571,071 and $638,255,	13,057,013	13,022,465
Long term convertible notes payable, related party, net of discounts of $5,110,196 and $5,711,395, respectively	12,389,804	11,788,605
Total liabilities	38,827,741	38,672,253

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at March 31, 2009 and December 31, 2008, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 200,000,000 shares authorized and 166,698,406 and 166,208,406 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	166,698	166,208
Additional paid-in capital	59,937,947	59,849,326
Subscription receivable		-
Accumulated deficit	(51,834,801)	(50,548,086)
Total stockholders' equity	8,269,895	9,467,499
Total liabilities and stockholders' equity	$47,097,636	$48,139,752

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statement of Operations
(unaudited)

	For the three months ended March 31,
	2009	2008
	Consolidated
Revenues:
Product Sales	$6,087,403	$60,645
Revenue from freight	37,647	-
Total revenue	6,125,050	60,645
Cost of revenues	3,656,155	82,083

Gross profit (loss)	2,468,895	(21,438)

Operating expenses
Selling, general and administrative	2,371,165	603,999
Research and development	83,399	341,184
Bad debt	37,743	91,500
Total operating expenses	2,492,307	1,036,683

Profit (loss) from operations	(23,412)	(1,058,121)

Other income (expense)
Other income	45,485	2,378
Other expense	(33)	-
Investment income (loss)	(8,058)	-
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(838,771)	(58,967)
Interest expense	(461,926)	(83,313)
Total other income (expense), net	(1,263,303)	(139,902)

Net profit (loss)	(1,286,715)	(1,198,023)
Preferred stock dividends	-	-
Net profit (loss) allocable to common stockholders	$(1,286,715)	$(1,198,023)
Basic and diluted profit (loss) per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	166,584,406	159,559,925

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2009	2008
	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,286,715)	$(1,198,023)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	84,212	196,208
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	838,771	47,760
Non-cash loss on securities available for sale	8,058	-
Bad debt expense	37,743	91,500
Amortization of technology rights	59,628	59,629
Amortization of patent costs	4,474	5,719
Amortization of website development	3,578	3,578
Compensation and services expense payable in common stock	-	6,250
Depreciation	93,332	7,001
Amortization of goodwill	193	-
(Increase) decrease in assets:
Trade accounts receivable	(18,542)	(23,088)
Other accounts receivable, related party	(209)	-
Inventory	447,903	75,930
Prepaid expenses and other current assets	(192,052)	(34,071)
Deposits and other assets	19,477	11,254
Increase (decrease) in liabilities:
Accounts payable	(440,978)	105,811
Accrued expenses	(32,210)	55,403
Accrued compensation	(60,624)	(32,102)
Deferred revenues	-	(11,070)
NET CASH USED IN OPERATING ACTIVITIES	(433,961)	(632,311)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(901)	(26,928)
Purchase of property and equipment	(21,263)	-
NET CASH USED IN INVESTING ACTIVITIES	(22,164)	(26,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	136,217	-
Proceeds from notes and loans payable, related party	-	75,000
Payments on notes and loans payable	(11,948)	-
Payments on notes and loans payable, related party	(103,353)	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	4,900	578,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,816	653,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(430,309)	(6,239)
Cash and cash equivalents at end of year	599,200	42,639
Net increase (decrease) in cash and cash equivalents	$168,891	$36,400

(continued)

Waytronx, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)

	For the three months ended March 31,
	2009	2008
	Consolidated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$331,304	$27,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debt for intrinsic value of convertible notes payable	$668,384	$11,208

Amortization of debt offering costs	$170,387	$-

Common stock issued for conversion of Series A preferred stock and dividends	$-	$25

Common stock issued for services and compensation	$-	$125,000

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

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a net loss of $1,286,715 and cash used in operations of $433,961 for the three months ended March 31, 2009, and an accumulated deficit of $51,834,801 at March 31, 2009.  These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If necessary, we will continue to raise additional capital to provide sufficient cash to meet the funding required to commercialize our technology product lines.   As we continue to expand and develop technology and product lines, additional funding may be required.  There has been negative cash flows from operations and recurring net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-KSB for the year ended December 31, 2008 as well as filings made related to the acquisition of CUI, Inc.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

2.	ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in 2009 and 2008 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to March 31, 2009) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of March 31, 2009 because of their short-term natures.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At March 31, 2009, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, the Company maintained balances of $106,103 in foreign financial institutions.

Accounts Receivable
The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Inventory
Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  Inventory consists of finished goods.

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

Intangible assets consist of the following as of March 31, 2009:

Technology Rights	$4,943,965
Accumulated amortization	(869,391)
Net	$4,074,574

Patent costs	$585,245
Accumulated amortization	(30,549)
Net	$554,696

Debt offering costs	$2,044,646
Accumulated amortization	(596,355)
Net	$1,448,291

Goodwill	$32,282,686
Accumulated amortization	(1,731)
Net	$32,280,955

Other intangible assets	$72,933
Accumulated amortization	(49,133)
Net	$23,800

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $179,726 as of March 31, 2009.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of March 31, 2009 is as follows:

Current assets	$6,758,832
Non-current assets	776,795
Total Assets	$7,535,627

Current liabilities	$5,210,573
Non-current liabilities	1,126,346
Stockholders' equity	1,198,708
Total Liabilities and Stockholders' Equity	$7,535,627

Revenues	$1,556,080
Operating Loss	(177,428)
Net Loss	(76,963)
Company share of Net Loss at 10.47%	(8,058)
Equity investment in affiliate	$112,441

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

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in cost of revenues.

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

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting
Upon the acquisition of CUI, Inc., Waytronx now has operating segments to report.  The Company has identified four operating segments based on the products offered.  The four segments are External Power, Internal Power, Industrial Controls and Other.  The External Power segment is focused primarily on sales of external power supplies and related components.  The Internal Power segment is focused primarily on sales of internal power supplies and related components.  The Industrial Controls segment is focused primarily on sales of encoding devices and related components.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.  For the three months ended March 31, 2008, the Company only had one segment.

The following information is presented for the three months ended March 31, 2009 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$3,381,718	$1,515,120	$847,948	$380,264	$6,125,050
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$6,818	$6,818
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(8,058)	$(8,058)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$838,771	$838,771
Interest expense	$-	$-	$-	$461,926	$461,926
Depreciation and amortization	$-	$-	$-	$161,205	$161,205
Segment profit (loss)	$806,757	$170,735	$78,020	$(2,342,227)	$(1,286,715)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$84,212	$84,212
Segment assets	$-	$-	$-	$47,097,636	$47,097,636
Expenditures for segment assets	$-	$-	$-	$22,164	$22,164

The operating segments do not hold assets individually as segment assets as all Company assets are utilized for each segment.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.   The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

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
$37,500,000

The table below summarizes the unaudited pro forma information of the results of operations for the three months ended March 31, 2008 as though the acquisition had been completed as of January 1, 2008:

2008
Gross revenue	$6,297,686
Total expenses	7,094,103
Net profit (loss) before taxes	$(796,417)
Earnings per share	$(0.00)

4.	INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months ended March 31, 2009 and 2008, were anti-dilutive, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At March 31, 2009 and 2008, respectively, 102,536,736 and 20,086,873 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  These are excluded from computing the diluted net income (loss) per share at March 31, 2009 and 2008 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic earnings per share:

Three months ended March 31, 2009
Net income (loss) for the period	$(1,286,715)

Weighted average number of shares outstanding	166,584,406

Weighted average number of common and common equivalent shares	166,584,406

Basic earnings per share	$(0.01)

Three months ended March 31, 2009
Net profit for the period	$(1,286,715)
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)
12% convertible notes and discount amortization
Adjusted net profit	$(1,286,715)

Weighted average number of shares outstanding	166,584,406
Add: Weighted Average shares assumed to be issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	-
Warrants and options as of beginning of period	-
Warrants and options as of date of issue	-
12% convertible notes as of beginning of period	-
12% convertible notes as of date of issue	-

Weighted average number of common and common equivalent shares	166,584,406

Diluted earnings per share	$(0.01)

5.	INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the three months ended March 31, 2009 and 2008 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.	WORKING CAPITAL LINE OF CREDIT

At March 31, 2009, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate less 0.25 percentage points (3.00% at March 31, 2009), maturing July 1, 2009.  At March 31, 2009, the balance outstanding on the line of credit was $1,510,210.

7.	STOCK-BASED EMPLOYEE COMPENSATION

On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.

The 2009 Equity Incentive Plan (Executive) provides for the issuance of stock options to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders.  The 2009 Plan provides for the issuance of Incentive Non Statutory Options.  The Administrator of the plan is authorized to determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted.  Stock options granted under the 2009 Plan have a maximum duration of 10 years.

On May 15, 2008, the Board of Directors approved the Waytronx, Inc. 2008 Equity Incentive Plan (“2008 Plan”) for 1,500,000 shares of the Company’s common stock.  The 2008 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders.  The 2008 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options.  The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted.  Stock options granted under the 2008 Plan have a maximum duration of 10 years.

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

There were no non-vested stock options at December 31, 2008.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the three months ended March 31, 2009, the Company granted 15,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatility of 99%, risk free interest rate of 0.73% and a term of 2 years.  During the three months ended March 31, 2009, the Company granted 2,550,273 stock options to employees and officers under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.76% and a term of 2 years.  Additionally, the Company granted 1,458,000 un-vested stock options to directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.75% and a term of 2 years.

The following information is presented for the stock option activity for the three months ended March 31, 2009:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	5,270,000	$0.13	6.55 years
Exercised	0	$0.00
Expired	-265,000	$0.20
Forfeited	-	$-
Granted	4,023,273	$0.25
Outstanding at March 31, 2009	9,028,273	$0.18	8.20 years
Outstanding exercisable at March 31, 2009	7,570,273	$0.17	7.69 years

During the three months ended March 31, 2009, 490,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,900.

The weighted average fair value of warrants and options granted during the periods are as follows:

	2009	2008
Exercise price lower than the market price	$-	N/A
Exercise price equaled the market price	$-	N/A
Exercise price exceeded the market price	$0.19	N/A
Exercise price exceeded the market price	$0.25	N/A

8.	NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default.  In August 2008, the Company obtained extension of twelve months on all notes in default.  At March 31, 2009, $1,000,000 was included in Convertible notes payable, current portion due.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from a related party.  The $1,000,000 outstanding at March 31, 2009, was included in notes payable, related party, current portion due.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  During the three months ended September 30, 2008, $200,000 was paid back and $50,000 was converted to equity.  The $350,000 outstanding at March 31, 2009, was included in Convertible notes payable, current portion due.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50% (4.50% at March 31, 2009), and is secured by personal Letters of Credit from related parties.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $571,071.  The current portion of this note is $127,149.  The net long term balance of this note is $13,057,013.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $5,110,196.  The net long term balance of this note is $12,389,804.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $132,992 as of March 31, 2009.  The current portion of the capital lease note is $50,154 as of March 31, 2009.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

9.	COMMITMENTS

The Company contracts for the purchase of Yen at future dates in anticipation of inventory purchases.  If the Company fails to acquire the Yen at the specified date for the contracted amount, it is obligated to pay the difference between the contract price and the current exchange price.  The Company is able to regulate its purchases of inventory and maintains an adequate line of credit so that management does not anticipate a situation in which the Company would be unable to fulfill its obligation pursuant to any negotiated open futures contract.  As of March 31, 2009, the Company does not have outstanding yen purchase contracts.

10.	PREFERRED STOCK

During the three months ended March 31, 2009, there was no preferred stock activity.

11.	SUBSEQUENT EVENTS

In April 2009, Waytronx and a debt holder, Central Finance, LLC, agreed to extend the term of $1,000,000 of promissory notes payable to October 17, 2009.

In April 2009, Waytronx executed a licensing agreement to market the AMT encoder product line of rotation encoders utilizing capacitive sensor technology.   The Company will pay a 15% royalty fee on sales of AMT products.

In April 2009, a licensing agreement entered into in October 2008 became effective when the product became ready for market.  The licensing agreement provides the Company with the rights to market the C14 panel mount optical encoder that has a 2-bit quadrature resolution.  The Company will pay a 15% royalty fee on sales of C14 products.

In May 2009, Waytronx and a debt holder, IED, Inc., agreed to amend the $17,500,000 convertible promissory note related to the acquisition of CUI, Inc.  by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduces the Note principal from $17,500,000 to $4,900,000.

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

During the three months ended March 31, 2009, Waytronx continued to incur losses from operations.  A net loss of $1,286,715 was incurred for the three months ended March 31, 2009.  This net loss is primarily the result of interest expenses (both cash and non-cash) associated with debt.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisition of CUI during 2008 and the first three months of 2009.  During the three months ended March 31, 2009, proceeds of $4,900 were raised from the exercise of warrants.  These funds have assisted in the continuing development of products, in funding operations during development of the WayCool™ products and the efforts to license the manufacture and sales of these products, as well as funding the acquisition and operations of of CUI, Inc.  The Company has also utilized the bank line of credit to fund operations.  It is anticipated that Waytronx and CUI will continue to develop and expand its technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at March 31, 2009 are $168,891, and there is net working capital deficit of $71,799.  Operations and investments in patents and equipment have been funded through cash from operations, the bank line of credit and proceeds from the exercise of warrants and options during the three month period.

Cash used in operations
Operating requirements generated a negative cash flow from operations of $433,961 for the three months ended March 31, 2009, versus $632,311 for the same period last year.  The decrease in cash used in operations is primarily the result of a decrease in stock, warrants, options and notes issued for compensation and services, increased non-cash interest expense, a decrease in bad debt expense, increase in depreciation, increase in trade accounts receivable, a decrease in inventory levels, increased prepaid expenses and other current assets, decreases in accounts payable, and decreases in accrued expenses and compensation.

During the first three months of 2009 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first three months of 2009 and 2008, a total of $84,212 and $196,208, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As Waytronx continues to focus on the commercialization of its innovative thermal cooling technology during 2009 and the expansion of CUI product lines, it will continue to fund research and development related to the WayCool™ products and CUI products as well as sales and marketing efforts.

Capital Expenditures and Investments
During the first three months of 2009 and 2008, there was $21,263 and $0 investment in property and equipment, respectively.

Waytronx invested $901 in patent costs during the first three months of 2009 as compared to $26,928 for the same period last year.  It is expected that investment in patent costs will continue throughout 2009 as patents are pursued in order to protect the rights to use its product developments.

Financing activities
During the first three months of 2009, $136,217 of proceeds were received from the bank line of credit and $4,900 was received from the exercise of warrants.  The Company made payments on notes and loans payable of $11,948 and on notes and loans payable, related party of $103,353.  Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2008 contains an explanatory paragraph expressing substantial doubt with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Subsequent to the acquisition of CUI, Inc., management believes the Company is generating sufficient revenues to fund operations.  As of March 31, 2009 the Company had an accumulated deficit of $51,834,801.

The Company will seek to raise additional capital as needed for the commercialization of its WayCool technology product lines as well as the continued development and expansion of the CUI product lines and technology.  As needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of March 31, 2009 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate less 0.25 percentage points.

Management continues to commercialize and otherwise develop its proprietary WayCool and WayFast Technologies.  Negotiations are continuing with BAE Systems, the North American Division of British Aerospace, to explore uses for the WayCool Thermal Management in several BAE/Government projects.  While Management does not expect immediate commercial revenue from the technology, it is expected to generate significant research & development and non-recurring engineering revenues to the company in the next several months.  There is no assurance that it will generate material revenues by that date or that revenues will be sufficient to cover all operating and other expenses.

The Company expects the revenues from CUI to help cover operating and other expenses for the next twelve months of operations.  If revenues are not sufficient to cover all operating and other expenses, other funding will be required.  There is no assurance that such additional capital will be able to be raised.

Results of Operations

Revenue
During the three months ended March 31, 2009 and 2008, revenue was $6,125,050 and $60,645, respectively.  The revenue for the three months ended March 31, 2009 is comprised of $6,060,901  from CUI products, $37,647 for freight, and $26,502 from RediAlert™ products.  The revenue for the three months ended March 31, 2008 is comprised of $58,975 from Living Window™ products and related add-ons, and $1,670 from other income.

Cost of revenue
The cost of revenue for the three months ended March 31, 2009 and 2008, was $3,656,155 and $82,083, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the three months ended March 31, 2009 compared to the same period in 2008, SG&A expenses increased $1,767,166, with the majority of this increase associated with the acquisition of CUI and its operations.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products.  Research and development costs were $83,399 and $341,184, for the three months ended March 31, 2009 and 2008, respectively.

Bad Debt
The bad debt expense for the three months ended March 31, 2009 and 2008 was $37,743 and $91,500, respectively.  The bad debt expense for the three months ended March 31, 2009, relates to miscellaneous customers.  The bad debt expense for the three months ended March 31, 2008 relates to a note receivable from the settlement gain from Mobil Magic.  Mobil Magic remains in default on the note, and Waytronx has not received a payment on this note since January of 2008.  The Company has reserved fully for the note and is pursuing collection of the balance of $91,500 but the outcome of the collections process is uncertain.

Other Income
Other income for the three months ended March 31, 2009, consisted of $29,200 for services billed to a related party, $6,818 for interest income, $8,883 for foreign exchange gain, $584 in other income and a loss on equity investment in affiliate of $8,058.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $838,771 for the three months ended March 31, 2009, and $58,967 for the same periods in 2008, for the amortization of debt discount and debt offering costs.  The increased expense in 2009 of $779,804 for the three month period was due to the increase in debt used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $461,926 and $83,313 for the three months ended March 31, 2009 and 2008, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, and secured and unsecured promissory notes.  The increase as compared to the prior year period is related to the notes associated with the acquisition of CUI, Inc. and debt obtained during  2008 to fund the operations of Waytronx.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three months ended March 31, 2009 and 2008, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

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

Common Stock Issued

During the three months ended March 31, 2009, the Company issued the following common stock:

490,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,900.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.

3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[4]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[7]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
4.1[1]	Investment Agreement dated May 19, 2000 by and between the Registrant and Swartz Private Equity, LLC.
4.2[1]	Form of "Commitment Warrant" to Swartz Private Equity, LLC for the purchase of 1,000,000 shares common stock in connection with the offering of securities.
4.3[1]	Form of "Purchase Warrant" to purchase common stock issued to Swartz Private Equity, LLC from time to time in connection with the offering of securities.
4.4[1]	Warrant Side-Agreement by and between the Registrant and Swartz Private Equity, LLC.
4.5[1]	Registration Rights Agreement between the Registrant and Swartz Private Equity, LLC related to the registration of the common stock to be sold pursuant to the Swartz Investment Agreement.
10.1[2]	Employment Agreement between the Registrant and John Thatch dated November 2, 1999.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.7[2]	Employment Agreement between the Registrant and Mark R. Chandler, COO/CFO, dated December 16, 2003.
10.8[2]	Employment Agreement between the Registrant and Stephen K. Velte, CTO dated November 7, 2003.
10.9[5]	Letter of Intent for Sale and Purchase of Certain Intellectual Property dated June 10, 2005 with Extension of Letter of Intent dated October 12, 2005.
10.10[3]	Consulting Services Agreement by and among the Registrant, David Coloris, Excipio Group, S.A., dated November 22, 2003.
10.11[2]	Commission Agreement between the Registrant and Gestibroker dated September 12, 2003.
10.12[2]	Addendum to Safety Harbor office, Suite 210, Lease Agreement dated February 1, 2004.
10.13[4]	Safety Harbor, Florida office, Suite 130, Lease Agreement dated October 15, 2004.
10.14[4]	Second Addendum to the Employment Agreement of John “JT” Thatch dated February 3, 2004.
10.15[2]	Lockup Agreement between the Registrant and Excipio Group, S.A., dated December 22, 2003.
10.16[2]	Agreement between the Registrant and Visual Response Media Group, Inc., dated February 3, 2004.

10.17[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital
10.18[4]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.19[4]	Contract between SMTC Manufacturing Corporation and Registrant dated November 9, 2004
10.20[4]	Technology Reseller Agreement between eLutions, Inc. and Company dated January 31, 2005
10.21[4]	Third Addendum to the Employment Agreement of John “JT” Thatch dated March 28, 2005.
10.22[4]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[5]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.24[6]	Employment Agreement between the Registrant and Charles R. Baker dated November 21, 2005.
10.25[6]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
13.1	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed February 24, 2006.
13.2	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed April 2, 2007.
14.1[5]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.
21.1	8-KA designating and describing CUI, Inc. as a wholly owned subsidiary of the Registrant filed with the Commission May 21, 2008.
22.1	Proxy Statement and Notice of 2006 Annual Shareholder Meeting filed September 29, 2006.
22.2	Proxy Statement and Notice of Special Meeting of Shareholders to increase the number of authorized common shares from 150,000,000 to 200,000,000 filed May 19, 2006
22.3	Proxy Statement and Notice of 2007 Annual Shareholder Meeting filed November 6, 2007.
22.4	Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed July 8, 2008.
31.1[9]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[9]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[9]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[9]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form S-8 filed with the Commission on January 15, 2004.
4	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.

5	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed October 7, 2005.
6	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
7	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008
8	Filed with our Report on Form 10-K filed with the Commission on March 30, 2009.

Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ending March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 8th day of May 2009.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer