Form 10-Q
period 2009-06-30
Waytronx, Inc.
filed 2009-08-06
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2009

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
YES ☐ NO ☒

As of August 3, 2009, there were 167,005,919 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$180,824	$599,200
Trade accounts receivable, net of allowance of $135,000	2,483,767	2,762,416
Other accounts receivable	10,684	110,952
Other accounts receivable, related party	505,660	194,984
Inventories, net	3,090,007	4,077,367
Prepaid expenses and other	300,180	186,520
Total current assets	6,571,122	7,931,439

Property and equipment, net	1,133,626	1,245,203

Other assets:
Investment - equity method	48,456	120,499
Technology rights, net	4,117,387	4,134,202
Patent costs, net	429,621	558,269
Other intangible assets, net	19,722	27,878
Deposits and other	-	40,411
Notes receivable, net	168,639	182,025
Debt offering costs, net	1,277,904	1,618,678
Goodwill, net	21,582,594	32,281,148
Total other assets	27,644,323	38,963,110
Total assets	$35,349,071	$48,139,752

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$757,822	$1,106,114
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,068,674	1,373,993
Accrued expenses	2,090,774	1,912,592
Accrued compensation	611,488	770,625
Deferred revenue	-	-
Notes payable, current portion due	926,127	49,200
Notes payable, related party, current portion due	127,561	1,197,865
Convertible notes payable, current portion due	1,350,000	1,350,000
Total current liabilities	6,937,500	7,765,443
Long term notes payable, net of current portion due of $51,127 and $49,200, respectively	6,069,686	6,095,740
Long term notes payable, related party, net of current portion due of $127,561 and $197,865 and discounts of $503,886 and $638,255, respectively	13,099,749	13,022,465
Long term convertible notes payable, related party, net of discounts of $3,782,120 and $5,711,395, respectively	1,117,880	11,788,605
Total liabilities	27,224,815	38,672,253

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at June 30, 2009 and December 31, 2008, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 200,000,000 shares authorized and 166,965,396 and 166,208,406 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	166,965	166,208
Common stock issuable, par value $0.001; (500,000 shares at June 30, 2009)	500	-
Additional paid-in capital	60,073,728	59,849,326
Subscription receivable	-	-
Accumulated deficit	(52,116,988)	(50,548,086)
Total stockholders' equity	8,124,256	9,467,499
Total liabilities and stockholders' equity	$35,349,071	$48,139,752

See accompanying notes to condensed consolidated financial statements

Waytronx, Inc.
Condensed Consolidated Statement of Operations
(unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues:
Product Sales	$6,016,499	$4,359,365	$12,103,902	$4,420,010
Revenue from freight	19,291	37,089	56,938	37,089
Total revenue	6,035,790	4,396,454	12,160,840	4,457,099
Cost of revenues	3,605,400	2,645,519	7,261,555	2,727,602

Gross profit (loss)	2,430,390	1,750,935	4,899,285	1,729,497

Operating expenses
Selling, general and administrative	2,453,871	1,584,844	4,825,036	2,188,843
Research and development	72,665	183,757	156,064	524,941
Bad debt	13,811	-	51,554	91,500
Impairment of goodwill	10,698,169	-	10,698,169	-
Total operating expenses	13,238,516	1,768,601	15,730,823	2,805,284

Profit (loss) from operations	(10,808,126)	(17,666)	(10,831,538)	(1,075,787)

Other income (expense)
Other income	52,997	55,409	98,482	57,787
Other expense	(145,169)	(38,555)	(145,202)	(38,555)
Derivative income	-	2,782,573	-	2,782,573
Investment income (loss)	(63,985)	(4,264)	(72,043)	(4,264)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(774,160)	(519,528)	(1,612,931)	(578,495)
Interest expense	(377,799)	(290,669)	(839,725)	(373,982)
Total other income (expense), net	(1,308,116)	1,984,966	(2,571,419)	1,845,064

Income (loss) before extraordinary items	(12,116,242)	1,967,300	(13,402,957)	769,277

Extraordinary items
Gain on debt extinguishments	11,834,055	-	11,834,055	-

Net profit (loss)	(282,187)	1,967,300	(1,568,902)	769,277
Preferred stock dividends	-	-	-	-
Net profit (loss) allocable to common stockholders	$(282,187)	$1,967,300	$(1,568,902)	$769,277
Basic and diluted profit (loss) per common share	$-	$0.01	$(0.01)	$-
Diluted profit (loss) per common share	$-	$0.01	$(0.01)	$0.01
Basic weighted average common and common equivalents shares outstanding outstanding	166,963,422	160,293,625	166,774,961	159,157,544
Fully diluted weighted average common and common equivalents shares outstanding outstanding	166,963,422	210,674,984	166,774,961	190,656,950

See accompanying notes to condensed consolidated financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,568,902)	$769,277
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	220,758	586,295
Change in fair value of warrant liability	-	(2,782,573)
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	1,612,931	389,700
Non-cash loss on securities available for sale	72,043	4,264
Bad debt expense	51,554	91,500
Amortization of technology rights	119,256	119,257
Amortization of patent costs	9,392	11,437
Amortization of website development	7,156	7,155
Impairment of goodwill	10,698,169	-
Impairment of patents	136,811	-
Extraordinary gain on extinguishments of debt	(11,834,055)	-
Depreciation	188,410	54,506
Amortization of goodwill	385	-
(Increase) decrease in assets:
Trade accounts receivable and other accounts receivable	327,363	(1,217,691)
Inventory	987,360	(183,753)
Prepaid expenses and other current assets	(113,660)	(26,826)
Deposits and other assets	40,411	14,022
Increase (decrease) in liabilities:
Accounts payable	(348,292)	(89,367)
Accrued expenses	178,182	297,097
Accrued compensation	(159,137)	61,358
Deferred revenues	-	(12,140)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	626,135	(1,906,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon merger, net of cash received	-	(5,816,468)
Investment in technology rights	(102,441)	-
Investment in patents	(17,555)	(35,729)
Proceeds from Notes receivable	(337,725)	-
Payments from Notes receivable	40,435	-
Purchase of property and equipment	(75,833)	(17,161)
NET CASH USED IN INVESTING ACTIVITIES	(493,119)	(5,869,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	-	797,928
Proceeds from notes and loans payable	-	6,600,000
Proceeds from notes and loans payable, related party	-	100,000
Payments on demand notes payable	(305,319)	-
Payments on notes and loans payable	(24,128)	(5,664)
Payments on notes and loans payable, related party	(226,845)	-
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	4,900	599,160
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(551,392)	8,091,424
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(418,376)	315,584
Cash and cash equivalents at end of year	599,200	42,639
Cash and cash equivalents at end of period	$180,824	$358,223

(continued)

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the six months ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$540,151	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of Series A preferred stock and dividends	$-	$25

Discount on debt for intrinsic value of convertible notes payable	$1,272,157	$188,795

Notes Payable issued for purchase of CUI, Inc.	$-	$31,500,000

Amortization of debt offering costs	$340,774	$-

Common stock issuable for consulting services and compensation and accrued liabilities payable in common stock	$95,000	$370,000

Reclassification of warrants, options and convertible notes from equity to liabilities	$-	$5,644,778

See accompanying notes to condensed consolidated financial statements

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

In May 2008, Waytronx formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a provider of electromechanical components and industrial controls for OEM manufacturing.  Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service.  CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

Effective July 1, 2009, Waytronx acquired Comex Instruments Ltd. and 49% of Comex Electronics Ltd. that includes an associated distribution network, both companies are Japanese based providers of electronic components.  The Comex acquisition provides a manufacturing component which will allow Waytronx to manufacture some of its own products, such as the AMT encoder, in Japan.

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a net loss of $1,568,902 and cash from operations of $626,135 for the six months ended June 30, 2009, and an accumulated deficit of $52,116,988 at June 30, 2009.  These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI, Comex Instruments and Comex Electronics sales.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If necessary, we will continue to raise additional capital to provide sufficient cash to meet the funding required to commercialize our technology product lines.  As we continue to expand and develop technology and product lines, additional funding may be required.  There have been negative cash flows from operations and recurring net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2008 as well as filings made related to the acquisition of CUI, Inc.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to June 30, 2009) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of June 30, 2009.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At June 30, 2009, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, the Company maintained balances of $113,532 in foreign financial institutions.

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

Identifiable Intangible Assets
Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years.  Technology rights are amortized over a twenty year life and are reviewed for impairment annually.  Patent costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time.  During the six months ended June 30, 2009 the company recorded impairment charges of $10,698,169 related to goodwill and $136,811 related to patents.

Intangible assets consist of the following as of June 30, 2009:

Technology Rights	$5,046,406
Accumulated amortization	(929,019)
Net	$4,117,387

Patent costs	$456,550
Accumulated amortization	(26,929)
Net	$429,621

Debt offering costs	$2,044,646
Accumulated amortization	(766,742)
Net	$1,277,904

Goodwill	$21,584,518
Accumulated amortization	(1,924)
Net	$21,582,594

Other intangible assets	$72,933
Accumulated amortization	(53,211)
Net	$19,722

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $181,893 as of June 30, 2009.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2009 is as follows:

Current assets	$7,119,140
Non-current assets	793,389
Total Assets	$7,912,529

Current liabilities	$5,065,722
Non-current liabilities	1,651,364
Stockholders' equity	1,195,443
Total Liabilities and Stockholders' Equity	$7,912,529

Revenues	$3,814,703
Operating Loss	(500,485)
Net Loss	(688,093)
Company share of Net Loss at 10.47%	(72,043)
Equity investment in affiliate	$48,456

Asset Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the six months ended June 30, 2009 the company recorded impairment charges of $10,698,169 related to goodwill and $136,811 related to patents.

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

The following information is presented for the six months ended June 30, 2009 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$7,096,840	$3,074,128	$1,326,626	$663,246	$12,160,840
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$13,985	$13,985
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(72,043)	$(72,043)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$1,612,931	$1,612,931
Interest expense	$-	$-	$-	$839,725	$839,725
Depreciation and amortization	$-	$-	$-	$324,599	$324,599
Segment profit (loss)	$1,748,506	$319,079	$58,754	$(3,695,241)	$(1,568,902)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$220,758	$220,758
Impairment of goodwill	$-	$-	$-	$10,698,169	$10,698,169
Impairment of patents	$-	$-	$-	$136,811	$136,811
Gain on debt extinguishments	$-	$-	$-	$11,834,055	$11,834,055
Segment assets	$-	$-	$-	$35,349,071	$35,349,071
Expenditures for segment assets	$-	$-	$-	$195,829	$195,829

The following information is presented for the six months ended June 30, 2008 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$2,965,541	$909,489	$431,453	$150,616	$4,457,099
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,782,573	$2,782,573
Interest revenues	$-	$-	$-	$7,309	$7,309
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(4,264)	$(4,264)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$578,495	$578,495
Interest expense	$-	$-	$-	$373,982	$373,982
Depreciation and amortization	$-	$-	$-	$41,541	$41,541
Segment profit (loss)	$851,273	$133,381	$9,438	$(224,815)	$769,277
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$573,795	$573,795
Segment assets	$-	$-	$-	$47,176,108	$47,176,108
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000	$37,500,000
Expenditures for segment assets	$-	$-	$-	$52,890	$52,890

The operating segments do not hold assets individually as segment assets as all Company assets are utilized for each segment.

Reclassification
Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

3.            ACQUISITION

Effective May 16, 2008, Waytronx formed a wholly owned subsidiary that acquired CUI, Inc.  The funding for this acquisition was provided by a $6,000,000 bank note, a $14,000,000 seller’s note, and a $17,500,000 convertible seller’s note.

In May 2009, Waytronx and the debt holder of the $17,500,000 convertible seller’s note, IED, Inc., agreed to amend the $17,500,000 convertible seller’s note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduces the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.

The table below summarizes the unaudited pro forma information of the results of operations for the six months ended June 30, 2008 as though the acquisition had been completed as of January 1, 2008:

2008
Gross revenue	$14,171,151
Total expenses	12,856,204
Net profit (loss) before taxes	$1,314,947
Earnings per share	$0.01

4.            INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and six months ended June 30, 2009 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.  Common stock equivalents in the three and six months ended June 30, 2008 were dilutive.

At June 30, 2009 and 2008, respectively, 102,567,780 and 106,796,800 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  These are excluded from computing the diluted net income (loss) per share for the three and six months ended June 30, 2009 as the effect of such shares would be anti-dilutive.  At June 30, 2008, 1,965,501 shares related to warrants and options and 2,800,000 shares related to the conversion of debt were excluded from the June 30, 2008 computation of the diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended.

The following table sets forth the computation of basic earnings per share:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Net income (loss) for the period	$(282,187)	$1,967,300	$(1,568,902)	$769,277
Weighted average number of shares outstanding	166,963,422	160,293,625	166,774,961	159,157,544
Weighted average number of common and common equivalent shares	166,963,422	160,293,625	166,774,961	159,157,544

Basic earnings (loss) per share	$(0.00)	$0.01	$(0.01)	$0.00

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Net income (loss) for the period	$(282,187)	$1,967,300	$(1,568,902)	$769,277
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)	-	337,787	-	337,787
12% convertible notes and discount amortization		212,761		306,195
Adjusted net income (loss)	$(282,187)	$2,517,848	$(1,568,902)	$1,413,259

Weighted average number of shares outstanding	166,963,422	160,293,625	166,774,961	159,157,544
Add: Weighted average shares assumed to be Issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	-	35,384,615	-	17,692,308
Warrants and options as of beginning of period	-	6,240,549	-	5,795,931
Warrants and options as of date of issue	-	1,487,473	-	742,445
12% convertible notes as of beginning of period	-	7,268,722	-	7,268,722
12% convertible notes as of date of issue	-	-	-	-
Weighted average number of common and common equivalent shares	166,963,422	210,674,984	166,774,961	190,656,950

Diluted earnings (loss) per share	$(0.00)	$0.01	$(0.01)	$0.01

5.            INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the six months ended June 30, 2009 and 2008 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.            WORKING CAPITAL LINE OF CREDIT

At June 30, 2009, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate less 0.25 percentage points (3.00% at June 30, 2009), maturing July 1, 2009.  At June 30, 2009, the balance outstanding on the line of credit was $1,068,674.  In July 2009, the working capital line of credit was extended to September 1, 2009.

7.            OPTIONS AND WARRANTS

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

There were no non-vested stock options at December 31, 2008.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the six months ended June 30, 2009, the Company granted 365,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatilities of 99% - 135%, risk free interest rates of 0.73% - 0.93% and a term of 2 years.  During the six months ended June 30, 2009, the Company granted 2,550,273 stock options to employees and officers under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.76% and a term of 2 years.  Additionally, the Company granted 1,458,000 un-vested stock options to directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.75% and a term of 2 years.

The following information is presented for the stock option activity for the six months ended June 30, 2009:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	5,270,000	$0.13	6.55 years
Exercised	-	$-
Expired	(200,000)	$0.20
Forfeited	(80,000)	$0.19
Granted	4,373,273	$0.24
Outstanding at June 30, 2009	9,363,273	$0.18	7.69 years
Outstanding exercisable at June 30, 2009	7,905,273	$0.17	7.12 years

The weighted average fair value of options granted during the periods are as follows:

	2009	2008
Exercise price lower than the market price	$-	N/A
Exercise price equaled the market price	$-	N/A
Exercise price exceeded the market price	$0.19	N/A
Exercise price exceeded the market price	$0.25	N/A

The following information is presented for the warrant activity for the six months ended June 30, 2009:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contract Life
Outstanding at December 31, 2008	20,823,373	0.13
Exercised	(490,000)	0.01
Expired	(570,866)	0.17
Forfeited	-	-
Granted	-	-
Outstanding at June 30, 2009	19,762,507	0.13	1.25 Years
Outstanding exercisable at June 30, 2009	18,262,507	0.14	1.35 Years

During the six months ended June 30, 2009, 490,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,900.

8.           NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default.  In August 2008, the Company obtained extensions of twelve months on all notes in default.  At June 30, 2009, $1,000,000 was included in Convertible notes payable, current portion due.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from an entity controlled by a related party.  During the three months ended June 30, 2009 the related party portion of $125,000 was extinguished.  The Company paid the related party $100,000 and recognized a gain on the extinguishment of $25,542 related to the remaining principal and accrued interest.  The $875,000 outstanding at June 30, 2009, was included in Notes payable, current portion due.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  During the year ended December 31, 2008, $300,000 was paid back and $50,000 was converted to equity.  The $350,000 outstanding at June 30, 2009, was included in Convertible notes payable, current portion due.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50% (4.50% at June 30, 2009), and is secured by personal Letters of Credit from related parties.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $503,886.  The current portion of this note is $127,561.  The net long term balance of this note is $13,099,749.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the $17,500,000 convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduces the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  There is a discount on debt related to this note of $3,782,120.  The net long term balance of this note is $1,117,880.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $120,813 as of June 30, 2009.  The current portion of the capital lease note is $51,127 as of June 30, 2009.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

9.           OTHER EQUITY TRANSACTIONS

During the six months ended June 30, 2009, 266,990 shares of common stock were issued to an employee in accordance with his employment agreement.  These shares were valued at $25,000 using a thirty-day average price at December 31, 2008, in accordance with the agreement.

During the six months ended June 30, 2009, 490,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,900.

For the six months ended June 30, 2009, 500,000 shares of common stock are issuable for services performed by consultants.  $95,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

10.       SUBSEQUENT EVENTS

On July 1, 2009, Waytronx acquired Comex Instruments, Ltd. and 49% of Comex Electronics, Ltd., for approximately $260,000.  Comex Instruments, Ltd. shall become CUI Japan, Ltd.  The acquisition was secured by an initial payment of approximately $105,000 due on or before September 30, 2009 to acquire Comex Instruments and 49% of Comex Electronics.  The terms of the acquisition call for three equal annual payments over the next three years to acquire the remaining 51% of Comex Electronics.

In July 2009, the working capital line of credit with Key Bank was extended to September 1, 2009.

In July 2009, 40,523 shares of common stock were issued in relation to the exercise of warrants with proceeds of $405.

The Company, through its 49% investment in Comex Electronics, Ltd., entered into a two year lease agreement for an apartment office space beginning in August 2009 with monthly lease expenses of approximately $3,000.

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

During the six months ended June 30, 2009, Waytronx continued to incur losses from operations.  A net loss of $1,568,902 was incurred for the six months ended June 30, 2009.  The net loss is primarily the result of interest expenses (both cash and non-cash) associated with debt, the impairment of goodwill and patents offset by the extraordinary gain on the extinguishments of debt.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisition of CUI during 2008 and the first six months of 2009.  During the six months ended June 30, 2009, proceeds of $4,900 were raised from the exercise of warrants.  These funds have assisted in the continuing development of products, in funding operations during development of the WayCool™ products and the efforts to license the manufacture and sales of these products, as well as funding the acquisition and operations of CUI, Inc.  The Company has also utilized the bank line of credit to fund operations.  It is anticipated that Waytronx, CUI, Comex Instruments and Comex Electronics will continue to develop and expand the technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at June 30, 2009 are $180,824, and there is net working capital deficit of $366,378.  Operations and investments in patents and equipment have been funded through cash from operations, the bank line of credit and proceeds from the exercise of warrants during the six month period.

Cash used in operations
Operating requirements generated a positive cash flow from operations of $626,135 for the six months ended June 30, 2009, versus a negative cash flow from operations of $1,906,482 for the same period last year.  The increase in cash provided by operations is primarily the result of a decrease in stock, warrants, options and notes issued for compensation and services, zero change in the fair value of warrant liability in 2009, increased non-cash interest expense, increase in the loss on securities available for sale, a decrease in bad debt expense, increase in depreciation, goodwill impairment, patents impairment, decrease in trade accounts receivable, increase in other accounts receivable, related party, a decrease in inventory levels, increased prepaid expenses, decreased other current assets, decreases in accounts payable, increases in accrued expenses and a decrease in accrued compensation.

During the first six months of 2009 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first six months of 2009 and 2008, a total of $220,758 and $586,295, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As Waytronx continues to focus on the commercialization of its innovative thermal cooling technology during 2009 and the expansion of CUI product lines, it will continue to fund research and development related to the WayCool™ products and CUI products as well as sales and marketing efforts.

Capital Expenditures and Investments
The Company invested $102,441 in technology rights during the first six months of 2009 as compared to $0 for the same period last year.

During the first six months of 2009 and 2008, there was $75,833 and $17,161 investment in property and equipment, respectively.

Waytronx invested $17,555 in patent costs during the first six months of 2009 as compared to $35,729 for the same period last year.  It is expected that investment in patent costs will continue throughout 2009 as patents are pursued in order to protect the rights to use its product developments.

Financing activities
During the first six months of 2009, $305,319 of payments were made against the bank working line of credit, $24,128 of payments were made against notes and loans payable, $226,845 of payments were made against notes and loans payable, related party and $4,900 was received from the exercise of warrants.  The Company recognized an extraordinary gain on the extinguishments of debt of $11,834,055 during the six months ended June 30, 2009.  Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2008 contains an explanatory paragraph expressing substantial doubt with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. by a wholly owned subsidiary, the Company was not generating significant revenues to fund operations.  Subsequent to the acquisition of CUI, Inc., management believes the Company is generating sufficient revenues to fund operations.  As of June 30, 2009 the Company had an accumulated deficit of $52,116,988.

The Company will seek to raise additional capital as needed for the commercialization of its WayCool technology product lines as well as the continued development and expansion of the CUI product lines and technology.  As needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of June 30, 2009 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate less 0.25 percentage points.

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

Results of Operations

Revenue
During the six months ended June 30, 2009 and 2008, revenue was $12,160,840 and $4,457,099, respectively.  The revenue for the six months ended June 30, 2009 is comprised of $12,077,400 from CUI products, $56,938 for freight, and $26,502 from RediAlert™ products.  The revenue for the six months ended June 30, 2008 is comprised of $4,341,295 from CUI products, $37,089 for freight, $7,000 for carbon related to the WayCool products, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, and $2,740 from other income.

During the three months ended June 30, 2009 and 2008, revenue was $6,035,790 and $4,396,454, respectively.  The revenue for the three months ended June 30, 2009 is comprised of $6,016,499 from CUI products and $19,291 for freight.  The revenue for the three months ended June 30, 2008 is comprised of $4,341,295 from CUI products, $37,089 for freight, $7,000 for carbon related to the WayCool products, $10,000 for a cancellation fee, and $1,070 from other income.

Cost of revenue
The cost of revenue for the six months ended June 30, 2009 and 2008, was $7,261,555 and $2,727,602, respectively.  For the three months ended June 30, 2009 and 2008, the cost of revenue was $3,605,400 and $2,645,519, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the six months ended June 30, 2009 compared to the same period in 2008, SG&A expenses increased $2,636,193, with the majority of this increase associated with the acquisition of CUI and its operations for the full six month period.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products.  Research and development costs were $156,064 and $524,941, for the six months ended June 30, 2009 and 2008, respectively.

Impairment Loss
The Company recorded a $10,698,169 impairment loss related to goodwill and a $136,811 impairment loss related to patents during the first six months of 2009.

Bad Debt
The bad debt expense for the six months ended June 30, 2009 and 2008 was $51,554 and $91,500, respectively.  The bad debt expense for the six months ended June 30, 2009, relates to miscellaneous customers.  The bad debt expense for the six months ended June 30, 2008 relates to a note receivable from the settlement gain from Mobil Magic.  Mobil Magic remains in default on the note, and Waytronx has not received a payment on this note since January of 2008.  The Company has reserved fully for the note and will continue to pursue collection of the balance of $91,500 but the outcome of the collections process is uncertain.

Other Income
Other income for the six months ended June 30, 2009, consisted of $65,800 for services billed to a related party, $13,986 for interest income from related parties, $15,333 for foreign exchange gain, $2,190 in rental income, $1,173 in other income and a loss on equity investment in affiliate of $72,043.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $774,160 and $1,612,931 for the three and six months ended June 30, 2009, respectively, and $519,528 and $578,495 for the same periods in 2008, for the amortization of debt discount and debt offering costs.  The increased expense in 2009 of $$254,632 and $1,034,436 for the three and six month periods was due to the increase in debt used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $839,725 and $373,982 for the six months ended June 30, 2009 and 2008, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, and secured and unsecured promissory notes.  The increase as compared to the prior year period is related to the notes associated with the acquisition of CUI, Inc. and debt obtained during 2008 to fund the operations of Waytronx.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the six months ended June 30, 2009 and 2008, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

Extraordinary Items
During the six months ended June 30, 2009, Waytronx recognized an extraordinary gain on the extinguishments of debt of $11,834,055.  This gain is the result of the amendment of the $17,500,000 convertible seller’s note to $4,900,000 related to the acquisition of CUI, Inc. and the related gain of $11,808,513 as well as the extinguishment of a $125,000 note payable to a related party that resulted in a gain of $25,542.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

Common Stock Issued

During the six months ended June 30, 2009, the Company issued the following common stock:

490,000 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,900.

The Company issued 266,990 shares of common stock to an employee in accordance with his employment agreement.  These shares were valued at $25,000 using a thirty-day average price at December 31, 2008, in accordance with the agreement.

Common Stock Issuable

During the six months ended June 30, 2009, the Company recorded common stock issuable as follows:

500,000 shares of common stock are issuable for services performed by consultants.  $95,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

Stock Options Granted

During the six months ended June 30, 2009, the Company granted the following stock options:

The Company granted 365,000 stock options to employees under the 2008 Equity Incentive Plan with an exercise price of $0.19 per share.  These shares were valued at $35,942.

Waytronx granted 2,550,273 stock options to employees and officers under the 2009 Equity Incentive Plan (Executive) with an exercise price of $0.25 per share.  These shares were valued at $77,508.

1,458,000 un-vested stock options were granted to directors under the 2009 Equity Incentive Plan (Executive with an exercise price of $0.25 per share.  These stock options were valued at $44,310.

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

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.17[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital.

10.18[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.22[5]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[6]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.25[7]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.28[9]	Waytronx, Inc. 2008 Equity Incentive Plan.
14.1[6]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.
15.2[1][0]	Letter re unaudited interim financial information.
22.5	Proxy Statement and Notice of 2009 Annual Shareholder Meeting (Preliminary) filed with the Commission on July 28, 2009.
31.1[1][0]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[1][0]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[1][0]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[1][0]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008
10	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC during the second quarter of 2009 are incorporated herein by reference:

(a)	A report on Form 8-K filed May 1, 2009 announcing and summarizing an amendment to a Convertible Promissory Note by reducing the conversion rate from $0.25 to $0.07 per share.
(b)	8-KA designating and describing CUI, Inc. as a wholly owned subsidiary of the Registrant filed with the Commission May 21, 2008.
(c)	A report on Form 8-K filed July 6, 2009 announcing acquisition of Comex Instruments Ltd. and 49% of Comex Electronics Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 6th day of August 2009.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer