Form 10-Q
period 2009-09-30
Waytronx, Inc.
filed 2009-11-13
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2009

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
YES ☐ NO ☒

As of November 13, 2009, there were 169,056,165 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$227,978	$599,200
Trade accounts receivable, net of allowance of $165,000 and $135,000, respectively	4,259,429	2,762,416
Other accounts receivable	60,575	110,952
Other accounts receivable, related party	200,015	194,984
Inventories, net	4,273,393	4,077,367
Prepaid expenses and other	354,534	186,520
Total current assets	9,375,924	7,931,439

Property and equipment, net	1,460,897	1,245,203

Other assets:
Investment - equity method	65,466	120,499
Investments - long term	102,581	-
Technology rights, net	4,072,551	4,134,202
Patent costs, net	431,223	558,269
Other intangible assets, net	15,644	27,878
Deposits and other	163,221	40,411
Notes receivable, net	94,808	182,025
Debt offering costs, net	1,107,517	1,618,678
Goodwill, net	21,851,923	32,281,148
Total other assets	27,904,934	38,963,110
Total assets	$38,741,755	$48,139,752

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,686,257	$1,106,114
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,002,547	1,373,993
Accrued expenses	2,245,926	1,912,592
Accrued compensation	497,916	770,625
Unearned revenue	120,181	-
Notes payable, current portion due	7,412,261	49,200
Notes payable, related party, current portion due	138,554	1,197,865
Convertible notes payable, current portion due	300,000	1,350,000
Total current liabilities	14,408,696	7,765,443
Long term notes payable, net of current portion due of $65,585 and $49,200, respectively	1,531,210	6,095,740
Long term notes payable, related party, net of current portion due of $138,554 and $197,865 and discounts of $436,701 and $638,255, respectively	13,136,737	13,022,465
Long term convertible notes payable	1,000,000	-
Long term convertible notes payable, related party, net of discounts of $3,277,838 and $5,711,395, respectively	1,622,162	11,788,605
Total liabilities	31,698,805	38,672,253

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at September 30, 2009 and December 31, 2008, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 200,000,000 shares authorized and 167,105,919 and 166,208,406 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	167,106	166,208
Common stock issuable, par value $0.001; (1,500,000 shares at September 30, 2009)	1,500	-
Additional paid-in capital	60,284,146	59,849,326
Subscription receivable		-
Accumulated deficit	(53,428,252)	(50,548,086)
Noncontrolling interest	42,400	-
Accumulated other comprehensive income (loss)	(24,001)	-
Total stockholders' equity	7,042,950	9,467,499
Total liabilities and stockholders' equity	$38,741,755	$48,139,752

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Product Sales	$7,936,409	$8,496,123	$20,040,311	$12,916,133
Revenue from freight	20,291	47,724	77,229	84,813
Total revenue	7,956,700	8,543,847	20,117,540	13,000,946
Cost of revenues	5,033,060	5,064,281	12,294,615	7,791,883

Gross profit (loss)	2,923,640	3,479,566	7,822,925	5,209,063

Operating expenses
Selling, general and administrative	3,142,720	2,538,488	7,967,756	4,727,331
Research and development	18,438	141,934	174,502	666,875
Bad debt	32,589	33,989	84,143	125,489
Impairment of goodwill	-	-	10,698,169	-
Total operating expenses	3,193,747	2,714,411	18,924,570	5,519,695

Profit (loss) from operations	(270,107)	765,155	(11,101,645)	(310,632)

Other income (expense)
Other income	51,548	49,219	150,030	107,006
Other expense	(17,920)	(766)	(163,122)	(39,321)
Derivative income	-	49,115	-	2,831,688
Investment income (loss)	17,010	1,959	(55,033)	(2,305)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(741,855)	(669,070)	(2,354,786)	(1,247,565)
Interest expense	(349,940)	(512,414)	(1,189,665)	(886,396)
Total other income (expense), net	(1,041,157)	(1,081,957)	(3,612,576)	763,107

Income (loss) before extraordinary items	(1,311,264)	(316,802)	(14,714,221)	452,475

Extraordinary items
Gain on debt extinguishments		-	11,834,055	-

Consolidated Net profit (loss)	(1,311,264)	(316,802)	(2,880,166)	452,475
Less: Net profit (loss) - noncontrolling interest	3,463	-	3,463	-

Net profit (loss) - attributable to Waytronx Inc.	(1,314,727)	(316,802)	(2,883,629)	452,475
Less: Preferred stock dividends	-	-	-	-

Net profit (loss) allocable to common stockholders	$(1,314,727)	$(316,802)	$(2,883,629)	$452,475

Other comprehensive profit (loss)
Foreign currency translation adjustment	$(24,001)	$-	$(24,001)	$-
Comprehensive profit (loss)	$(1,338,728)	$(316,802)	$(2,907,630)	$452,475
Basic and diluted profit (loss) per common share	$(0.01)	$-	$(0.02)	$-
Diluted profit (loss) per common share	$(0.01)	$-	$(0.02)	$-
Basic and diluted weighted average common and common equivalents shares outstanding	168,088,471	161,994,037	167,217,609	160,109,943

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(2,880,166)	$452,475
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	431,913	669,634
Change in fair value of warrant liability	-	(2,831,688)
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	2,354,786	1,058,770
Non-cash loss on securities available for sale	55,033	2,305
Bad debt expense	84,143	120,686
Amortization of technology rights	178,884	178,885
Amortization of patent costs	14,089	17,155
Amortization of website development	10,733	10,733
Loss on disposal of assets	-	4,165
Impairment of goodwill	10,698,169	-
Impairment of patents	136,811	-
Extraordinary gain on extinguishment of debt	(11,834,055)	-
Depreciation	300,794	144,719
Amortization of intangible assets	578	1,346
(Increase) decrease in assets:
Trade accounts receivable	(375,325)	(1,624,238)
Other accounts receivable	(106,559)	938,591
Inventory	847,662	(550,366)
Prepaid expenses and other current assets	(91,098)	(272,071)
Deposits and other assets	(44,708)	10,581
Investments - long term	(40)	-
Increase (decrease) in liabilities:
Accounts payable	274,828	(901,831)
Accrued expenses	246,808	1,061,996
Accrued compensation	(272,709)	8,592
Deferred revenues	120,181	(12,990)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	150,752	(1,512,551)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon merger, net of cash received	-	(5,816,468)
Cash received from acquisition, net of cash paid	12,563	-
Investment in technology rights and development	(82,954)	-
Investment in patents	(23,854)	(48,943)
Proceeds from Notes Receivable	40,435	-
Payments from Notes Receivable	(323,361)	-
Purchase of property and equipment	(212,009)	(48,175)
NET CASH USED IN INVESTING ACTIVITIES	(589,180)	(5,913,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	628,554	1,044,628
Proceeds from notes and loans payable	319,526	6,600,000
Proceeds from notes and loans payable, related party	-	100,000
Payments on notes and loans payable	(616,123)	(447,789)
Payments on notes and loans payable, related party	(246,055)	(215,530)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	5,305	599,160
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,207	7,680,469
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,001)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(371,222)	254,332
Cash and cash equivalents at beginning of year	599,200	42,639
Cash and cash equivalents at end of period	$227,978	$296,971

(continued)

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the nine months ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$731,117	$259,488

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of Series A preferred stock and dividends	$-	$25

Discount on debt for intrinsic value of convertible notes payable	$1,843,625	$1,192,400

Notes Payable issued for purchase of CUI, Inc.	$-	$31,500,000

Issuance of warrants for patents	$-	$91,190

Amortization of debt offering costs	$511,161	$-

Conversion of debt to common stock	$-	$50,000

Common stock issuable for consulting services and compensation and accrued liabilities payable in common stock	$285,000	$395,338

Reclassification of Derivative liability to Equity	$-	$10,841,928

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

Effective July 1, 2009, Waytronx acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd. that includes an associated distribution network, both companies are Japanese based providers of electronic components.  The Comex acquisition provides a manufacturing component which will allow Waytronx to manufacture some of its own products in Japan.

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a net loss allocable to common stockholders of $2,883,629 for the nine months ended September 30, 2009, and an accumulated deficit of $53,428,252 at September 30, 2009.  These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon the ability to bring the WayCool products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital as well as grow CUI, CUI Japan and Comex Electronics sales.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

2.            ACCOUNTING POLICIES

  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in 2009 and 2008 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc., its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to September 30, 2009) and CUI Japan and its 49% owned subsidiary Comex Electronics (for the period July 1, 2009 to September 30, 2009) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of September 30, 2009.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At September 30, 2009, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, the Company maintained balances of $116,203 in foreign financial institutions.

Accounts Receivable
The Company grants credit to its customers, with standard terms of Net 30 days.  Other credit terms are available based upon a review of the customers financial strength.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

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

Identifiable Intangible Assets
Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years.  Technology rights are amortized over a twenty year life and are reviewed for impairment annually.  Patent costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time.  During the nine months ended September 30, 2009 the company recorded impairment charges of $10,698,169 related to goodwill and $136,811 related to patents.

Intangible assets consist of the following as of September 30, 2009:

Technology Rights	$5,061,198
Accumulated amortization	(988,647)
Net	$4,072,551

Patent costs	$462,850
Accumulated amortization	(31,627)
Net	$431,223

Debt offering costs	$2,044,646
Accumulated amortization	(937,129)
Net	$1,107,517

Goodwill	$21,851,923
Net	$21,851,923

Other intangible assets	$72,933
Accumulated amortization	(57,289)
Net	$15,644

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $184,110 as of September 30, 2009.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2009 is as follows:

Current assets	$5,739,298
Non-current assets	896,124
Total Assets	$6,635,422

Current liabilities	$4,303,412
Non-current liabilities	1,666,253
Stockholders' equity	665,757
Total Liabilities and Stockholders' Equity	$6,635,422

Revenues	$5,963,478
Operating Loss	(484,112)
Net Loss	(525,625)
Company share of Net Loss at 10.47%	(55,033)
Equity investment in affiliate	$65,466

Asset Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the nine months ended September 30, 2009 the company recorded impairment charges of $10,698,169 related to goodwill and $136,811 related to patents.

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

Derivative Liabilities
The Company accounts for its embedded conversion features and freestanding warrants pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging ”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.  The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.  The reclassification of a contract is reassessed at each balance sheet date.  If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity.  If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed but instead are accounted for as an adjustment to equity.

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

Revenues in connection with product sales by CUI Japan and Comex Electronics are recognized at the time the product is shipped to the customer.  VSOE sales also exist for CUI Japan and Comex Electronics related to the development of product for specific customers.  The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue.  VSOE sales are invoiced according to the related sales agreements.

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in cost of revenues.

Stock issued for services to other than Employees
Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, “Equity – Based Payments to Non-Employees”. In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting
Upon the acquisition of CUI, Inc., CUI Japan and Comex Electronics, Waytronx now has operating segments to report.  The Company has identified five operating segments based on the products offered.  The five segments are External Power, Internal Power, Industrial Controls, Comex/CUI Japan and Other.  The External Power segment is focused primarily on sales of external power supplies and related components.  The Internal Power segment is focused primarily on sales of internal power supplies and related components.  The Industrial Controls segment is focused primarily on sales of encoding devices and related components.  The Comex/CUI Japan segment is focused on the sales of Comex and CUI Japan products.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the nine months ended September 30, 2009 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex / CUI Japan	Other	Totals
Revenues from external customers	$11,126,205	$4,923,076	$2,119,030	$1,028,172	$921,057	$20,117,540
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7	$13,918	$13,925
Equity in losses of unconsolidated affiliate	$-	$-	$-	$-	$(55,033)	$(55,033)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$-	$2,354,786	$2,354,786
Interest expense	$-	$-	$-	$15,258	$1,174,407	$1,189,665
Depreciation and amortization	$-	$-	$-	$8,777	$496,301	$505,078
Segment profit (loss)	$2,687,725	$707,323	$123,697	$(2,368)	$(6,396,543)	$(2,880,166)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$-	$431,913	$431,913
Impairment of goodwill	$-	$-	$-	$-	$10,698,169	$10,698,169
Impairment of patents	$-	$-	$-	$-	$136,811	$136,811
Gain on debt extinguishments	$-	$-	$-	$-	$11,834,055	$11,834,055
Segment assets	$-	$-	$-	$3,270,484	$35,471,271	$38,741,755
Foreign currency translation adjustments	$-	$-	$-	$(24,001)	$-	$(24,001)
Acquisition of Comex Electronics and CUI Japan	$-	$-	$-	$-	$103,589	$103,589
Expenditures for segment assets	$-	$-	$-	$513	$318,304	$318,817

The following information is presented for the nine months ended September 30, 2008 for operating segment activity (the Comex/CUI Japan segment did not exist in 2008 and as such is excluded from the following schedule):

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$8,006,663	$2,992,706	$1,419,739	$581,838	$13,000,946
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,831,688	$2,831,688
Interest revenues	$-	$-	$-	$17,127	$17,127
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(2,305)	$(2,305)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$1,247,565	$1,247,565
Interest expense	$-	$-	$-	$886,396	$886,396
Depreciation and amortization	$-	$-	$-	$352,820	$352,820
Segment profit (loss)	$2,192,263	$430,295	$124,563	$(2,294,646)	$452,475
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$669,634	$669,634
Segment assets	$-	$-	$-	$47,141,653	$47,141,653
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000
Expenditures for segment assets	$-	$-	$-	$97,118	$97,118

Only the Comex/CUI Japan and Other operating segments hold assets individually.  The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Reclassification
Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In May 2009, the FASB issued FASB Accounting Standards Codification No. 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860 “Transfers and Servicing” (“FASB ASC 860”). FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 improves financial reporting by enterprises involved with variable interest entities.  FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105 “Generally Accepted Accounting Principless” (“FASB ASC 105”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact the financial statements.

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

The table below summarizes the unaudited pro forma information of the results of operations for CUI, Inc. for the nine months ended September 30, 2008 as though the acquisition had been completed as of January 1, 2008:

2008
Gross revenue	$22,714,998
Total expenses	21,716,853
Net profit (loss) before taxes	$998,145
Earnings per share	$0.01

On July 1, 2009, Waytronx acquired Comex Instruments, Ltd. and 49% of Comex Electronics, Ltd., for approximately $260,000.  Comex Instruments, Ltd. shall become CUI Japan, Ltd.  The acquisition was secured by an initial payment of approximately $103,589 to acquire Comex Instruments and 49% of Comex Electronics.  The terms of the acquisition call for three equal annual payments over the next three years to acquire the remaining 51% of Comex Electronics.  In accordance with the Company’s charter, Waytronx maintains two of the three Comex Electronics board positions and therefore has effective control.

The table below summarizes the unaudited pro forma information of the results of operations for Comex Electronics and CUI Japan for the nine months ended September 30, 2009 as though the acquisition had been completed as of January 1, 2009:

2009
Gross revenue	$21,620,386
Total expenses	25,070,931
Net profit (loss) before taxes	$(3,450,545)
Less: Net profit (loss) - noncontrolling interest	$(273,375)
Net profit (loss) - attributable to Waytronx Inc. before taxes	$(3,177,170)
Earnings per share	$(0.02)

4.           INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and nine months ended September 30, 2009 and 2008 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At September 30, 2009 and 2008, respectively, 96,121,146 and 102,183,373 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  These are excluded from computing the diluted net income (loss) per share for the three and nine months ended September 30, 2009 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net income (loss) for the period	$(1,314,727)	$(316,802)	$(2,883,629)	$452,475
Weighted average number of shares outstanding	168,088,471	161,994,037	167,217,609	160,109,943
Weighted average number of common and common equivalent shares	168,088,471	161,994,037	167,217,609	160,109,943

Basic earnings (loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.00

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net income (loss) for the period	$(1,314,727)	$(316,802)	$(2,883,629)	$452,475
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)	-	-	-	-
12% convertible notes and discount amortization		-		-
Adjusted net income (loss)	$(1,314,727)	$(316,802)	$(2,883,629)	$452,475

Weighted average number of shares outstanding	168,088,471	161,994,037	167,217,609	160,109,943
Add: Weighted average shares assumed to be Issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	-	-	-	-
Warrants and options as of beginning of period	-	-	-	-
Warrants and options as of date of issue	-	-	-	-
12% convertible notes as of beginning of period	-	-	-	-
12% convertible notes as of date of issue	-	-	-	-
Weighted average number of common and common equivalent shares	168,088,471	161,994,037	167,217,609	160,109,943

Diluted earnings (loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.00

5.            INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the nine months ended September 30, 2009 and 2008 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.            WORKING CAPITAL LINE OF CREDIT

At September 30, 2009, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate less 0.25 percentage points (3.00% at September 30, 2009).  At September 30, 2009, the balance outstanding on the line of credit was $2,002,547.  At September 30, 2009, the Company is out of compliance with a debt covenant related to this loan.  The Company is actively working to resolve this situation.  In October 2009, the working capital line of credit was extended to February 1, 2010 at the bank’s prime lending rate plus 1.50 percentage points.

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

There were no non-vested stock options at December 31, 2008.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the nine months ended September 30, 2009, the Company granted 365,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatilities of 99% - 135%, risk free interest rates of 0.73% - 0.93% and a term of 2 years.  During the nine months ended September 30, 2009, the Company granted 2,550,273 stock options to employees and officers under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.76% and a term of 2 years.  Additionally, the Company granted 1,458,000 un-vested stock options to directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions; exercise price of $0.25, volatility of 99%, risk free interest rate of 0.75% and a term of 2 years.

The following information is presented for the stock option activity for the nine months ended September 30, 2009:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	5,270,000	$0.13	6.55 years
Exercised	-	$-
Expired	(200,000)	$0.20
Forfeited	(80,000)	$0.19
Granted	4,373,273	$0.24
Outstanding at September 30, 2009	9,363,273	$0.18	8.27 years
Outstanding exercisable at September 30, 2009	7,905,273	$0.17	7.95 years

The weighted average fair value of options granted during the periods are as follows:

	2009	2008
Exercise price lower than the market price	$-	N/A
Exercise price equaled the market price	$-	0.19
Exercise price exceeded the market price	$0.19	0.19
Exercise price exceeded the market price	$0.25	N/A

The following information is presented for the warrant activity for the nine months ended September 30, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	20,823,373	$0.13
Exercised	(530,523)	$0.01
Expired	(576,977)	$0.18
Forfeited	-	$-
Granted	-	$-
Outstanding at September 30, 2009	19,715,873	$0.13	1.14 Years
Outstanding exercisable at September 30, 2009	18,215,873	$0.15	1.10 Years

During the nine months ended September 30, 2009, 530,523 shares of common stock were issued in relation to the exercise of warrants with proceeds of $5,305.

8.           NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default.  In August 2008, the Company obtained extensions of twelve months on all notes in default.  In September 2009, the Company obtained an extension to November 2011 on the balance remaining.  At September 30, 2009, $1,000,000 was included in Long term convertible notes payable.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from an entity controlled by a related party.  During the nine months ended September 30, 2009 the related party portion of $125,000 was extinguished.  The Company paid the related party $100,000 and recognized a gain on the extinguishment of $25,542 related to the remaining principal and accrued interest.  During the nine months ended September 30, 2009 the Company paid $250,000 in principal.  The $625,000 remaining outstanding at September 30, 2009, was included in Notes payable, current portion due.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.  In September 2009, the Company obtained an extension to December 31, 2009 on the balance remaining.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  During the year ended December 31, 2008, $300,000 was paid back and $50,000 was converted to equity.  During the three months ended September 30, 2009, the Company paid $50,000 in principal.  The $300,000 outstanding at September 30, 2009, was included in Convertible notes payable, current portion due.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50% (4.50% at September 30, 2009), and is secured by personal Letters of Credit from related parties.  At September 30, 2009, the Company is out of compliance with a debt covenant related to this loan.  As a result of the default, the Company has recorded this debt under current liabilities.  The Company is actively working to resolve this situation.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $436,701.  The current portion of this note is $138,554.  The net long term balance of this note is $13,136,737.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the $17,500,000 convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduces the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  There is a discount on debt related to this note of $3,277,838.  The net long term balance of this note is $1,622,162.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $108,396 as of September 30, 2009.  The current portion of the capital lease note is $52,118 as of September 30, 2009.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

Through the acquisition of Comex Electronics and CUI Japan, the Company has current notes payable of $398,511 and long term notes payable of $1,778,780.  These notes have interest rates as of September 30, 2009 ranging from 2.00% to 3.50% and term dates from November 2009 to March 2019.

9.           OTHER EQUITY TRANSACTIONS

During the nine months ended September 30, 2009, 366,990 shares of common stock were issued to an employee.  These shares were valued at $40,000.

During the nine months ended September 30, 2009, 530,523 shares of common stock were issued in relation to the exercise of warrants with proceeds of $5,305.

For the nine months ended September 30, 2009, 1,500,000 shares of common stock are issuable for services performed by consultants.  $285,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

10.       SUBSEQUENT EVENTS

In October 2009, the $3,000,000 working capital line of credit with Key Bank was renewed.  The working capital line of credit has interest payable monthly at the bank’s prime lending rate plus 1.50 percentage points and matures February 1, 2010.

In October 2009, 450,246 shares of common stock were issued in relation to the exercise of warrants with proceeds of $4,502.

The Company evaluated subsequent events through November 13, 2009, the date the condensed financial statements were issued and concluded there were no additional material subsequent events other then those disclosed.

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

During the nine months ended September 30, 2009, Waytronx continued to incur losses from operations.  A net loss of $2,883,629 was incurred for the nine months ended September 30, 2009.  The net loss is primarily the result of interest expenses (both cash and non-cash) associated with debt, the impairment of goodwill and patents offset by the extraordinary gain on the extinguishments of debt.

The Company is in default of a debt covenant on its $3,000,000 working capital line of credit with Key Bank.  The Company has received temporary forbearance of this default and management is actively working to resolve this default.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisition of CUI during 2008 and the first nine months of 2009.  During the nine months ended September 30, 2009, proceeds of $5,305 were raised from the exercise of warrants.  These funds have assisted in the continuing development of products, in funding operations during development of the WayCool™ products and the efforts to license the manufacture and sales of these products, as well as funding the acquisition and operations of CUI, Inc.  The Company has also utilized the bank line of credit to fund operations.  It is anticipated that Waytronx, CUI, CUI Japan and Comex Electronics will continue to develop and expand the technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at September 30, 2009 are $227,978, and there is net working capital deficit of $5,032,772.  Operations and investments in patents and equipment as well as the acquisition of Comex Electronics and CUI Japan have been funded through cash from operations, the bank line of credit and proceeds from the exercise of warrants during the nine month period.

Cash used in operations
Operating requirements generated a positive cash flow from operations of $150,752 for the nine months ended September 30, 2009, versus a negative cash flow from operations of $1,512,551 for the same period last year.  The increase in cash provided by operations is primarily the result of a decrease in stock, warrants, options and notes issued for compensation and services, zero change in the fair value of warrant liability in 2009, increased non-cash interest expense, increase in the loss on securities available for sale, a decrease in bad debt expense, increase in depreciation, goodwill impairment, patents impairment, an increase in trade accounts receivable, increase in other accounts receivable, a decrease in inventory levels, increased prepaid expenses, increase in deposits and other current assets, increases in accounts payable, increases in accrued expenses, a decrease in accrued compensation and an increase in deferred revenues.

During the first nine months of 2009 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first nine months of 2009 and 2008, a total of $431,913 and $669,634, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As Waytronx continues to focus on the commercialization of its innovative thermal cooling technology during 2009 and the expansion of CUI product lines, it will continue to fund research and development related to the WayCool™ products and CUI products as well as sales and marketing efforts.

Capital Expenditures and Investments
The Company invested $82,954 in technology rights during the first nine months of 2009 as compared to $0 for the same period last year.

During the first nine months of 2009 and 2008, there was $212,009 and $48,175 investment in property and equipment, respectively.

Waytronx invested $23,854 in patent costs during the first nine months of 2009 as compared to $48,943 for the same period last year.  It is expected that investment in patent costs will continue throughout 2009 as patents are pursued in order to protect the rights to use its product developments.

Effective July 1, 2009, Waytronx acquired CUI Japan (formerly Comex Instruments) and 49% of Comex Electronics for approximately $260,000.  The acquisition was secured by an initial payment of approximately $103,589 to acquire Comex Instruments and 49% of Comex Electronics.  The terms of the acquisition call for three equal annual payments over the next three years to acquire the remaining 51% of Comex Electronics.

Financing activities
During the first nine months of 2009, the Company received proceeds of $628,554 from the bank working line of credit, $319,526 from notes and loans payable and the Company issued payments of $616,123 of payments were made against notes and loans payable, $246,055 of payments were made against notes and loans payable, related party and $5,305 was received from the exercise of warrants.  The Company recognized an extraordinary gain on the extinguishments of debt of $11,834,055 during the nine months ended September 30, 2009.  Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2008 contains an explanatory paragraph expressing substantial doubt with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. by a wholly owned subsidiary, the Company was not generating significant revenues to fund operations.  Subsequent to the acquisition of CUI, Inc., management believes the Company is generating sufficient revenues to fund operations.  As of September 30, 2009 the Company had an accumulated deficit of $53,428,252.

The Company will seek to raise additional capital as needed for the commercialization of its WayCool technology product lines as well as the continued development and expansion of the CUI, CUI Japan and Comex Electronics product lines and technology.  As needed, the Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of September 30, 2009 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate less 0.25 percentage points.  This line was renewed in October 2009 at the bank’s prime lending rate plus 1.50 percentage points.  The Company is in default of a debt covenant on this line of credit.  The Company has received temporary forbearance of this default and management is actively working to resolve this default.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

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

The Company expects the revenues from CUI, CUI Japan and Comex Electronics to help cover operating and other expenses for the next twelve months of operations.  If revenues are not sufficient to cover all operating and other expenses, other funding will be required.  There is no assurance that such additional capital will be able to be raised.

Results of Operations

Revenue
During the nine months ended September 30, 2009 and 2008, revenue was $20,117,540 and $13,000,946, respectively.  The revenue for the nine months ended September 30, 2009 is comprised of $18,985,247 from CUI products, $1,028,172 from CUI Japan and Comex Electronics products, $77,229 for freight, and $26,892 from RediAlert™ products.  The revenue for the nine months ended September 30, 2008 is comprised of $12,701,196 from CUI products, $84,813 for freight, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, $143,222 from RediAlert™ products and $2,740 from other income.

During the three months ended September 30, 2009 and 2008, revenue was $7,956,700 and $8,543,847, respectively.  The revenue for the three months ended September 30, 2009 is comprised of $6,907,847 from CUI products, $1,028,172 from CUI Japan and Comex Electronics products, $390 from RediAlert™ products and $20,291 for freight.  The revenue for the three months ended September 30, 2008 is comprised of $8,359,901 from CUI products, $47,724 for freight, $143,222 from RediAlert™ products less a $7,000 credit for carbon related to the WayCool products.

Cost of revenue
The cost of revenue for the nine months ended September 30, 2009 and 2008, was $12,294,615 and $7,791,883, respectively.  For the three months ended September 30, 2009 and 2008, the cost of revenue was $5,033,060 and $5,064,281, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance, and investor relations.

For the nine months ended September 30, 2009 compared to the same period in 2008, SG&A expenses increased $3,240,425 with the majority of this increase associated with the acquisition of CUI and its operations for the full nine month period as well as the acquisitions of CUI Japan and Comex Electronics from July 1 through September 30, 2009.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products.  Research and development costs were $174,502 and $666,875, for the nine months ended September 30, 2009 and 2008, respectively.

Impairment Loss
The Company recorded a $10,698,169 impairment loss related to goodwill and a $136,811 impairment loss related to patents during the first six months of 2009.

Bad Debt
The bad debt expense for the nine months ended September 30, 2009 and 2008 was $84,143 and $125,489, respectively.  The bad debt expense for the nine months ended September 30, 2009, relates to miscellaneous customers and an addition made for the allowance for bad debts.  The bad debt expense for the nine months ended September 30, 2008 relates to a note receivable from the settlement gain from Mobil Magic and other miscellaneous customers as well as an addition made for the allowance for bad debts.  Mobil Magic remains in default on the note, and Waytronx has not received a payment on this note since January of 2008.  The Company has reserved fully for the note.

Other Income
Other income for the nine months ended September 30, 2009, consisted of $103,500 for services billed to a related party, $13,907 for interest income from related parties, $18,231 for foreign exchange gain, $8,280 in rental income, $6,112 in other income and a loss on equity investment in affiliate of $55,033.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $741,855 and $2,354,786 for the three and nine months ended September 30, 2009, respectively, and $669,070 and $1,247,565 for the same periods in 2008, for the amortization of debt discount and debt offering costs.  The increased expense in 2009 of $72,785 and $1,107,221 for the three and nine month periods was due to the increase in debt used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $1,189,665 and $886,396 for the nine months ended September 30, 2009 and 2008, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, and secured and unsecured promissory notes.  The increase as compared to the prior year period is related to the notes associated with the acquisition of CUI, Inc., debt obtained during 2008 to fund the operations of Waytronx, and financing required to fund operations during 2009.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the nine months ended September 30, 2009 and 2008, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

Extraordinary Items
During the nine months ended September 30, 2009, Waytronx recognized an extraordinary gain on the extinguishments of debt of $11,834,055.  This gain is the result of the amendment of the $17,500,000 convertible seller’s note to $4,900,000 related to the acquisition of CUI, Inc. and the related gain of $11,808,513 as well as the extinguishment of a $125,000 note payable to a related party that resulted in a gain of $25,542.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860 “Transfers and Servicing” (“FASB ASC 860”). FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 improves financial reporting by enterprises involved with variable interest entities.  FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

 In June 2009, the FASB issued FASB Accounting Standards Codification No. 105 “Generally Accepted Accounting Principles” (“FASB ASC 105”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of FASB ASC 105 will have on its financial statements.

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

Common Stock Issued

During the three months ended September 30, 2009, the Company issued the following common stock:

530,523 shares of common stock were issued in relation to the exercise of warrants with proceeds of $5,305.

The Company issued 100,000 shares of common stock to an employee for performance.  These shares were valued at $15,000 on the date of issuance.

The Company issued 266,990 shares of common stock to an employee in accordance with his employment agreement.  These shares were valued at $25,000 using a thirty-day average price at December 31, 2008, in accordance with the agreement.

Common Stock Issuable

During the nine months ended September 30, 2009, the Company recorded 1,500,000 shares of common stock issuable for services performed by consultants.  $285,000 of consulting expense was recorded in relation to these transactions based on the fair value of the stock on the date of grant.

Item 3.  Defaults upon Senior Securities.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Shareholders was held on Tuesday, September 29, 2009 at 9:00 a.m. PDT in our corporate offices located at 20050 SW 112th Avenue, Tualatin, Oregon 97062 for the following purposes:
1.	The election of three directors to hold office for two years or until the 2011 Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified;
2.	To amend the 2008 Equity Incentive Plan to increase by 1,500,000 the number of common shares issuable under the plan from 1,500,000 presently authorized to 3,000,000.

The vote tabulation is as follows:
Board of Directors, Seat #2, Thomas A. Price, (2 year term):
[109,547,656] FOR                           [2,886,075] WITHHOLD
Board of Directors, Seat #4, Sean P. Rooney, (2 year term):

[112,057,230] FOR                               [376,501] WITHHOLD
Board of Directors, Seat #6, Corey Lambrecht, (2 year term):
[112,041,320] FOR                           [392,411] WITHHOLD

The proposal to amend the 2008 Equity Incentive Plan to increase by 1,500,000 the number of common shares issuable under the plan from 1,500,000 presently authorized to 3,000,000 was adopted by the following vote tabulation:
[21,648,318]	[8,900,051]	[228,016]
FOR	AGAINST	ABSTAIN

The current terms for three directors, Colton Melby, William Clough and Matthew McKenzie, will expire in 2010.

Item 5.  Other Information.

Reports on Form 8-K.

The following document that we filed with the SEC during the second quarter of 2009 is incorporated herein by reference:
A report on Form 8-K filed July 6, 2009 announcing acquisition of Comex Instruments Ltd. and 49% of Comex Electronics, Ltd.

Item 6.  Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.17[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital.
10.18[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.

10.22[5]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[6]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.25[7]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.28[9]	Waytronx, Inc. 2008 Equity Incentive Plan.
14.1[6]	Registrant’s Code of Ethics for Principal Executive and Financial Officers and Code of Ethics and Business Conduct Statement of General Policy.
15.2[10]	Letter re unaudited interim financial information.
22.5	Proxy Statement and Notice of 2009 Annual Shareholder Meeting filed with the Commission on July 28, 2009.
31.1[10]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[10]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[10]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[10]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008
10	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 13th day of November 2009.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer