Form 10-K
period 2009-12-31
Waytronx, Inc.
filed 2010-04-01
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-29195

Waytronx, Inc.
(Exact name of registrant as specified in its charter)

Colorado	(3670)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $10,365,597.

As of March 31, 2010, the registrant had 169,837,626 shares of common stock outstanding and 50,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None.

Index
	Part I
Item 1.	Business	5
	External Power Supplies	5
	CUI – Subsidiary	5
	Digital POL Modules	6
	Digital Power Patent License Agreement with Power One, Inc.	6
	Philanthropic Philosophy	6
	ISO 9001:2000 Accreditation	6
	Comex – Subsidiary	6
	CUI-GAS - Subsidiary	6
	Defense Advanced Research Projects Agency	7
	WayCool	7
	Employees	8
	Intellectual Property	8
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	10
	Small Business Issuer Purchases of Equity Securities	10
	Recent Sales of Unregistered Securities	14
	Shares Eligible for Sale	17
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18
	Critical Accounting Policies	19
	Liquidity and Capital Resources	19
	Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	25
Item 9A.	Controls and Procedures	25
Item 9A(T)	Controls and Procedures	25
Item 9B	Other Information	26
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	26
	Business Experience of Executive Officers and Directors	27
	Shareholder Communication	29
	Reports to Shareholders	30
	Section 16(a) of the Exchange Act Compliance	30
	Our Corporate Governance Practices	30
	Code of Ethics	31
	Audit Committee	32
	Audit Committee Report	32
	Nominating Committee	32
Item 11.	Executive Compensation	33
	Compensation Discussion and Analysis	33
	Compensation Philosophy	34
	Compensation Setting Process	35
	Elements of Executive Compensation	37
	2009 Equity Incentive Plan (Executive)

	Summary Compensation Table	38
	Outstanding Equity Awards at Fiscal Year-End	40
	Director Compensation	41
	Employment Agreements	42
	Compensation Committee Report	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	43
	Equity Incentive Plans	45
Item 13.	Certain Relationships, Related Transactions and Director	46
	Independence	46
Item 14.	Principal Accounting Fees and Services	48
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	48
	Exhibits	48
	Signatures	49
	Certifications	50

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

PART I

Item 1.  Business

Corporate Overview
Waytronx, Inc., formerly known as OnScreen Technologies, Inc., is a Colorado corporation organized on April 21, 1998.  The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.

CUI - Subsidiary
Effective May 16, 2008, Waytronx, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry. The Company does not expect any organizational changes to CUI’s operations in the U.S., China or Sweden.

The consideration for the CUI asset purchase transaction included two promissory notes in the aggregate principal amount of thirty one million five hundred thousand dollars ($31,500,000).  In May 2009, Waytronx and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  As of December 31, 2009, there is a discount on debt related to this note of $2,773,555 and the net long term balance of this note is $2,126,445.

Through CUI’s capabilities and extensive contacts throughout Asia, this acquisition allows Waytronx to continue to identify, acquire, and commercialize new proprietary technologies, including its proprietary thermal management technology. Waytronx will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Digital Power Modules, GASPT2, and other proprietary devices, described below. CUI’s testing and R&D capabilities allow Waytronx to commercialize and prototype its products more efficiently and economically.

CUI defines its product into three categories:  components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity.  These offerings, combined with the Waytronx portfolio of cooling solutions, provide a technology architecture that addresses cooling and power to industries ranging from consumer electronics to defense and alternative energy.

Digital POL Modules
CUI’s power division, V-Infinity, is developing a line of digital point-of-load (POL) modules that will utilize Powervation’s digital power-conversion ICs. The new Novum series will be focused on providing complete, easy-to-use solutions to make digital power accessible to a wide array of users. The modules will combine high power density in a compact footprint and offer a wide array of digital control and power management functions. It will utilize Powervation’s patented Auto-control™ technology which will allow the new modules to work in real time ensuring stability and improved transient responsiveness. A wide array of digital power control functions will be supported including current monitoring, temp sensing, margining and voltage sequencing.

Digital Power Patent License Agreement with Power-One, Inc.
CUI entered into a non-exclusive Field of Use Agreement with Power-One, Inc. (NASDAQ: PWER) to license Power-One’s Digital Power Technology patents.  The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load power modules.  CUI, through its V-Infinity power division, manufactures a range of embedded and external power electronics devices for OEM manufacturers.

Philanthropic Philosophy
In an industry first, CUI has chosen that, in addition to sales commission, sales rep firms will also receive a charity commission to be donated to charities of their choice.  One of CUI’s core values is generosity which includes philanthropic giving.  We give in our local community and we want to also give in the communities in which we do business.  This program will allow us to give more than $50,000 next year to communities outside of our own.

ISO 9001:2008 Accreditation
CUI, Inc. has been certified to the ISO 9001:2008 Quality Management Systems standards and guidelines.  CUI has been assessed and registered as conforming to the requirements of standard: ISO 9001:2008, The Quality Management System is applicable to Design, Development and Distribution of electro-mechanical components for OEM manufacturing.  ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

Becoming certified as ISO 9001:2008 compliant, CUI underwent a stringent evaluation process that included quality management system development, documentation review, pre-audit, initial assessment, and clearance of non-conformances, all of which work to identify corrective actions that eliminate non-conformance to the quality management standard.  The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Comex - Subsidiary
Effective July 1, 2009, Waytronx acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. that includes an associated distribution network, both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development.  These acquisitions provide a manufacturing component which allows Waytronx to manufacture some of its own products, such as the AMT encoder, in Japan.

CUI-GAS – Subsidiary
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., Waytronx owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis.  Waytronx, Inc. intends to form a wholly owned subsidiary, CUI-GAS, Inc. to acquire from Waytronx the GASPT2 licensing contract.  That subsidiary should be created and fully functioning in Fourth Quarter 2010.

Our GASPT2 Product
The GASPT2, designed by GL, is a low cost solution to measuring gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the gas physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z).  Through Bluetooth Technology, this information can be provided to a remote, centralized monitoring facility.  This licensing contract anticipates a minimum of between $35,000,000 and $40,000,000 in sales during the first four years of the agreement.  According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.  We expect to deliver product during the third quarter of 2010. On January 1, 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 device.  The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 device.

Defense Advanced Research Projects Agency (DARPA) Proposal Pending
We continue our efforts to develop and commercialize our relationship with BAE Systems and have submitted a joint Seedling Proposal with BAE to the Defense Advanced Research Projects Agency ("DARPA").  That Seedling Proposal is under review by the new Director of DARPA, recently appointed by the Obama Administration.  BAE Systems is a British defense, security and aerospace company headquartered in England that has global interests, particularly in North America through its subsidiary BAE Systems Inc.  BAE is the world's second-largest defense contractor and the largest in Europe.

WayCool
Waytronx, Inc. continues to commercialize thermal management technology of particular use to the semiconductor, solar and electronic packaging industries that involve the use of fluid displacement to move heat away from the source instead of traditional passive heat transference through solid materials. This technology can enhance system performance and remove thermal barriers caused by "microwarming" in today's advanced computing devices.  This proprietary hybrid mesh architecture solutions for central and graphics processors, solar energy devices and power supplies provide more cost effective and efficient thermal management to the electronics industry.

The thermal management technology can be universally adapted to any device with cooling requirements. Applications Waytronx has currently identified for WayCool include graphics processing units, central processing units, power supply units, solar energy, medical monitors, test appliances and home electronics displays.

Our business strategy includes a basis of intellectual property licensing through which the thermal management cooling technology is intended to be exploited through the development of license and royalty agreements because it is considerably less capital intensive than developing manufacturing and marketing capabilities and it provides continuous long-term revenue streams and immediate revenue through advance licensing fees.  The May 2008 union of CUI with Waytronx makes readily available to Waytronx the existing CUI electromechanical components and industrial controls manufacturing, distribution and marketing network.  This synergy opens to WayCool the worldwide CUI personal relationships, and customer base.

The Carbon Block Technology
The goal of all cooling technologies is to remove heat from a concentrated source (for example a one-inch square microprocessor chip may generate 200 Watts) and distribute it into the general ambient environment.  A copper plate interface has traditionally been used to quickly transfer the heat away from the source and then move it to the general environment.  Waytronx developed carbon technology with a heat transfer rate up to four times that of copper plates, but with the low cost and adaptable size and form factor advantages of copper plates.  The impact of carbon block is to once again make the cooler itself the performance limiter for removing heat, but at much higher heat removal rates.

The U300DT and U400DT Designs
The WayCool U300DT and U400DT Reference Designs for CPUs provide up to 300 Watts or 400 Watts of thermal management capacity and replaces liquid or air CPU coolers.  The U300DT and U400DT Reference Designs provide:

•	Enhanced performance: Beyond other high performance air-only CPU coolers
•	Upgradeability: Supporting current dual core and future quad core CPUs
•	Less noise: Quieter than today's air-based coolers
•	Compactness: Hybrid liquid-air cooling in a smaller form factor
•	Enhanced thermal transfer: Improved results through WayCool Carbon technology in direct contact with WayCool Mesh and the CPU

Employees
As of December 31, 2009, the Company, together with its consolidating subsidiaries, had seventy-six full-time and twelve part-time employees.  None of its employees is represented by a labor union.  The Company considers its relations with its employees to be good.  The Company plans to add additional staff as needed to handle all phases of its business.

Intellectual Property
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

Intellectual Property Protection
The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products and services.  These include confidentiality, invention assignment and nondisclosure agreements with its employees, contractors, suppliers and strategic partners.  The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information.  The Company retained Banner & Witcoff, Ltd. and Law Offices of William W. Haefliger to manage its current interests relative to the prosecution of the national and international patents.  The Company intends to pursue the registration of our trademarks and service marks in the United States and internationally.
•	August 26, 2002 Patent Cooperation Treaty applications were filed relating to the basic mesh design.
•	November 10, 2005 Patent Cooperation Treaty applications were filed relating to the cooling system incorporating heat transfer meshes design.
•	February 10, 2006 Patent Cooperation Treaty applications were filed relating to the aerodynamic LED sign system design.
•
In the months of June, July, September, October and November 2006 Provisional patent applications were filed relating to various modifications and enhancements for the WayCool, self contained liquid cooling apparatus and other mesh liquid product designs.

•
September 12, 2006 a utility patent was issued relating to electronic assembly/system with reduced cost, mass and volume and increased efficiency and power density, the technology that underlies WayCool that contains over 50 separate claims.

•	September and October 2007 utility patent applications were filed relating to self-contained fluid cooling device and circuit board with fluid containing Heatspreader-ground plate and methods.
•	November 21, 2006 a utility patent was issued relating to the Living Window LED assembly with vented circuit board.
•	A utility patent was issued December 5, 2006 relating to our basic mesh architecture design and methods. This basic architecture is the basic principle for the WayCool product line.
•	A divisional patent was issued January 1, 2008, relating to the Living Window LED assembly with vented circuit board.
•	A utility patent was issued May 22, 2007 relating to the WayCool Thermal Management Technology.
•	August 5, 2008 a utility patent was issued relating to the RediAlert aerodynamic light display panel.
•	August 25, 2009 a divisional patent was issued relating to our basic mesh architecture design and methods.
•	October 6, 2009 a utility patent was issued relating to the method of communicating with circuitry associated with woven mesh elements.

Under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks: RediAlert, Rapid Dispatch Emergency Signs, RediAd, Living Window and OnScreen Technology. We are required to disclaim the unitary expression because the individual component words of a complete descriptive phrase are not registerable. This disclaimer does not impair the “OnScreen” trademark or the “OnScreen technology” words when used in conjunction with the trademark. The following trademark applications filed with the United States Patent and Trademark Office are pending: WayCool, WayCoolant, WayFast, Waytronx, V-Infinity, CUI INC, CUI Europe and CUI.

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

Item 1A.     Risk Factors

Smaller reporting companies are not required to provide information required by this item.

Item 1B.     Unresolved Staff Comments

None.

Item 2.  Properties

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC, a related party, at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000.

The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010.  In addition to the base rent of $1,845 (subject to periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company now has leased spaces in Tokyo, Japan, and owns a small manufacturing facility on leased land in Nagano, Japan.  One of the leased spaces in Tokyo, Japan expires August 31, 2011.  The monthly base rent for this space during the year ending December 31, 2009 was $3,436.  The other leased space in Tokyo, Japan expires in stages from May 7, 2011 to September 9, 2011.  During the year ending December 31, 2009, the monthly base rent for this space $6,546.  In conjunction with this lease, the Company also leases parking spaces.  This lease expires December 31, 2010 and the base monthly rent during the year ended December 31, 2009 was $486.  During the year ending December 31, 2009, the annual base rent for the land lease in Nagano, Japan was $2,772.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not a party in any legal proceedings.  No director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value
The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "WYNX".  The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2008 and 2009 as reported by the National Quotation Bureau.  The bid prices quoted on the OTC:BB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid
2008	First Quarter	.330	.210
	Second Quarter	.480	.170
	Third Quarter	.420	.310
	Fourth Quarter	.410	.220
2009	First Quarter	.340	.160
	Second Quarter	.380	.160
	Third Quarter	.250	.160
	Fourth Quarter	.250	.070

Description of Securities
The Company currently has authorized 325,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.  Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred.  As of December 31, 2009, the Company’s outstanding shares consisted of 169,837,626 issued and outstanding shares of common stock, 50,543 shares of Series A Convertible Preferred Stock and no shares of Series B and Series C Convertible Preferred Stock.  As of December 31, 2009, the Company had in excess of 3,000 shareholders of record.

The holders of Common Stock and Series A and Series C Convertible Preferred are entitled to one vote per share and holders of Series B Convertible Preferred shares are entitled to one thousand votes per share for all purposes and do not have cumulative voting rights.  There is a restriction on the payment of any common stock dividends because any cumulative preferred stock dividends are required to be paid prior to the payment of any common stock dividends.  Also, the retained earnings of the Company would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1.00 per share Series A and $240 per share Series B liquidation preferences.  Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption or sinking-fund provisions.

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

Set forth below is a summary of the current outstanding securities, transactions and agreements, which relate to 99,531,310 shares of common stock the Company is required to reserve for potential future issuances.

277,986 shares of our common stock may be issued in connection with the conversion of our Series A convertible preferred stock
As of December 31, 2009, the Company had 50,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B and Series C Convertible Preferred Stock outstanding.  The Series A preferred shares convert to common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred.  As of December 31, 2009, there is $5,054 in accrued Series A Preferred dividends that convert into 25,271 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

13,602,620 shares of our common stock reserved for warrant exercise
The following describes common shares underlying warrants:
i.
6,040,485 to our CEO and Senior Vice President as partial consideration for conveyance of the WayCool technology to the company.  These warrants may be exercised any time before July 5, 2011 at a price of $0.20 per share.

ii.
1,512,135 to three investors as bonus shares in consideration for promissory notes made in 2006.  Two of these warrants representing 1,210,000 shares may be exercised at any time before June 9, 2011 at a price of $0.20 per share and the third warrant representing 302,135 shares to an investor as bonus shares in consideration for two promissory notes.  These warrants may be exercised at any time before August 14, 2012 at a price of $0.01 per share.

iii.	50,000 to a consultant for services performed in 2007. They may be exercised at any time before May 17, 2010 at a price of $0.25 per share.
iv.
6,000,000 shares of our common stock underlie warrants issued as consideration for letter of credit guarantees.  The warrants may be exercised at any time within three years from the date of issuance at a price of $0.01 per share and vest: fifty percent at the May 15, 2008 date of issuance, twenty five percent at the one year anniversary and twenty five percent at the two year anniversary.  Should the underlying debt be satisfied or all, or any portion, of the letter of credit released prior to any vesting, then any remaining warrant shares shall not vest.

6,200,000 shares of our common stock reserved for contractual obligations to convert outstanding convertible promissory notes
As of December 31, 2009, 6,200,000 common shares are held in reserve as issuable upon the conversion of the balance of the promissory notes.  During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes.  Additionally, each investor was issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of Waytronx, Inc. common stock as is equal in value to one tenth the principal investment.  Such value to be calculated by the average per share closing bid price of Waytronx, Inc. common stock for the 10 days preceding the date of investment.

There remains an unpaid balance of $1,300,000 of which $1,000,000 is convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.  There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue.  The remaining $300,000 is convertible to common stock at a per share price of $0.25.

The Company has the intention and a reasonable basis to believe that it will have the financial ability to make all payments on the Promissory Notes.

70,000,000 shares of our common stock which may be issued pursuant to contractual obligations to convert a convertible promissory note to Common Stock
The company executed a convertible promissory note in the original principal amount of $17,500,000 related to the acquisition of CUI, Inc.  The note provides for 1.7% annual simple interest and a 2.3% annual success fee, permits payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) gives to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000 resulting in the Company recognizing an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  As of December 31, 2009, there is a discount on debt related to this note of $2,773,555 and a net long term balance of this note is $2,126,445.

9,450,704 shares of our common stock reserved for future issuance under our Equity Compensation Plans
•	Equity Compensation Plan Approved by Security Holders
On May 15, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan.  The Company shareholders approved the Plan at the 2008 Annual Meeting of Shareholders held on September 15, 2008.  At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered under Form S-8.

The 2008 Equity Incentive Plan is intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

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

Waytronx has granted 1,385,000 fully vested stock options to employees under the 2008 Equity Incentive Plan with an exercise price of $0.19 per share.  In relation to these options, the Company recorded expenses of $115,487. 80,000 of these stock options have been forfeited, leaving 1,305,000 outstanding.  Additionally, 99,296 shares of common stock were issued as a bonus to an employee.  There are 1,595,704 shares remaining available under the 2008 Equity Incentive Plan.

Equity Compensation Plan Not Approved by Security Holders
During 2005, the Company issued to a former officer a five year option for the purchase of 2,000,000 common shares at an exercise price of $0.01 per share as a bonus.  The option is fully vested and expires during 2010.

During 2006, the Company issued to a former employee a five year option for the purchase of 350,000 common shares at an exercise price of $0.01 per share as a bonus.  The option is fully vested and expires during 2011.

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

The 2009 Equity Incentive Plan (Executive) provides for the issuance of Incentive Non Statutory Options to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders.  The Administrator of the plan is authorized to determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted.  Stock options granted under the 2009 Plan have a maximum duration of 10 years.

Waytronx granted 1,458,000 stock options to directors of the Company under the 2009 Equity Incentive Plan (Executive) with an exercise price of $0.25 per share.  Included in the directors are two employees, William Clough and Matt McKenzie, who received 486,000 options as directors.  864,000 of the options vest over four years, 25% at year one and thereafter in equal monthly installments, while 594,000 of the options fully vest one year after issuance.  These shares were valued at $44,310 using the Black Scholes Options Pricing Model.  Additionally, 2,550,273 of fully vested stock options were granted to officers under the 2009 Equity Incentive Plan (Executive) with an exercise price of $0.25 per share.  These stock options were valued at $77,508 using the Black Scholes Options Pricing Model.

Other than as described herein, as of the date of this Form 10-K, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Following is a list of all securities we sold within the past three years which were not registered under the Securities Act.  The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

2007 Sales of Unregistered Securities
Common Stock Issued During 2007:
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

Warrants Issued During 2007
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

To purchase an aggregate of 72,296 common shares at per share prices ranging from $0.25 to $0.28 per share within three year from issuance issued to each of three former note holders pursuant to the terms and conditions of promissory notes.

Series A and Series B Convertible Preferred Stock Issued
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2007.  All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2006.

Series C Convertible Preferred Stock Issued
There were no shares of Series C Convertible Preferred Stock issued.  The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

2008 Sales of Unregistered Securities
Common Stock Issued During 2008
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

1,300,000 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $300,000.  A former officer of Waytronx agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement.  Because of the difference in value between the registered versus restricted sales, Waytronx agreed to issue an additional 100,000 shares to the former officer.

The Company entered into unsecured convertible promissory notes totaling $700,000, with 700,000 related bonus shares of common stock.  Interest accrues at 12% per annum, payable monthly, until a financing event takes place, at which time the principal is due.  The note holders have the right to convert the note to the Company’s common stock at $0.25 per share.  During the year ended December 31, 2008, $52,033 of a promissory note principal and related interest was converted to 208,132 shares of common stock.

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

Warrants and Options Issued During 2008
To purchase of 6,000,000 common shares within three years at a per share price of $0.01 to six individuals who provided Letters of Credit relating to the CUI, Inc. asset purchase.  The warrants vest 50% at issuance, 25% at first anniversary and 25% at the second anniversary.

To purchase of 390,000 common shares within three years at a per share price of $0.01 pursuant to a consulting agreement.

Fully vested options for the purchase of 1,020,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to forty three CUI employees with an expiration of September 17, 2018.  If all options are exercised the Company could receive $193,800.

Series A and Series B Convertible Preferred Stock Issued
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2008.  All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued
There were no shares of Series C Convertible Preferred Stock issued.  The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

2009 Sales of Unregistered Securities
Common Stock Issued During 2009
48,451 shares of common stock were issued to an employee in accordance with his employment agreement.  These shares were valued based on the fair value of $4,537.

100,000 shares of common stock were issued to an employee as a bonus.  These shares were valued at $15,000 as of the date of issuance,

980,769 shares of common stock were issued resulting from the exercise of warrants with proceeds of $9,808.

2,500,000 shares of common stock were issued for services performed by consultants.  $535,000 of consulting expense was recorded in relation to these transactions based on the fair value of the stock on the dates of grant.

Warrants and Options Issued During 2009
Fully vested options for the purchase of 15,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to an employee with an expiration of January 15, 2019.  These options were forfeited in 2009 and will not be exercised.

Fully vested options for the purchase of 350,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to eight employees with an expiration of May 18, 2019.  If all options are exercised the Company could receive $66,500.

Under the 2009 Equity Incentive Plan (Executive) there were issued to officers and directors options to purchase restricted common stock at $0.25 per share as follows: 2,550,273 fully vested options; 864,000 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; 594,000 shares that fully vest after one year.

Series A and Series B Convertible Preferred Stock Issued
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2009.  All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued
There were no shares of Series C Convertible Preferred Stock issued.  The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

Shares Eligible for Future Sale
As of December 31, 2009, we had outstanding 169,837,626 shares of Common Stock.  Of these shares, 102,919,955 shares are freely tradable without restriction or limitation under the Securities Act.

The 66,917,671 shares of Common Stock held by existing shareholders as of December 31, 2009 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2009, we had issued and outstanding 50,543 shares of Series A Convertible Preferred Stock, all of which are "restricted" within the meaning of Rule 144 as noted above.  No shares of Series B or Series C Convertible Preferred Stock were issued and outstanding as of that date.

On January 23, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to the Securities Act of 1933, as amended, with respect to the offer, issuance and sale of an aggregate of 100,646,995 shares of our Common Stock being registered therein to certain of our stockholders named in the Prospectus and their transferees.  An amendment to the Form SB-2 was filed October 9, 2007, offering an aggregate of 78,108,174 Common Shares which was made effective October 26, 2007.  On August 17, 2009 the Company filed a Pre-Effective Post-Effective Amendment No. 1 to registration statement S-3 which was made effective August 17, 2009 registering 9,674,886 common shares underlying warrants included in the original SB-2 that became effective October 26, 2007.  The Company will not receive any proceeds from the sale of the shares, but the Company may receive proceeds from the Selling Stockholders if they exercise their warrants.  We may, however, receive up to $1,525,618 upon exercise of the warrants by the Selling Stockholders.

Item 6.   Selected Financial Data

Not applicable due to status as a small reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2009 and un-audited 10-Q filings for the first three quarters of 2009 and the notes thereto, all of which are included elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Effective July 1, 2009, Waytronx acquired Comex Instruments Ltd. and 49% of Comex Electronics Ltd. that includes an associated distribution network, both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems for OEM research and development.  The Comex acquisition provides a manufacturing component which will allow Waytronx to manufacture some of its own products, such as the AMT encoder, in Japan.

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

Patent Costs
The Company estimates the patent applications it has filed will have a future beneficial value to the Company; thus, it capitalizes the costs associated with filing for its patents. At the time the patent is issued, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not issued, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value to the Company will impact the other assets and expense accounts of the Company.

Revenue Recognition
The recognition of the Company’s revenues requires judgment, including whether a sale includes multiple elements and, if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements could include licensing rights to manufacture and sell our proprietary patent protected products. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. The Company does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Liquidity and Capital Resources
General
The Company’s cash and cash equivalents balance at December 31, 2009 are $496,135 and a net working capital at December 31, 2009 of $568,718. During the year ended December 31, 2009, operations and investments in equipment and the acquisitions of CUI Japan (formerly Comex Instruments) and Comex Electronics have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions.

Cash used in operations
The Company’s operating requirements generated a positive cash flow from operations of $383,658 during 2009.

During 2009 and 2008, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2009 and 2008, respectively, the Company recorded a total of $686,237 and $740,785 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2009, the Company recorded four additional significant non-cash entries - $3,096,641 of non-cash interest expense, including amortization of the beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $10,698,169 of non-cash loss for the impairment of goodwill, $136,811 of non-cash loss for the impairment of patents, and $11,834,055 of non-cash gain on the extinguishment of debt. During 2008, the Company recorded three additional significant non-cash entries - $2,831,688 change in the fair value of warrant liabilities, $2,153,577 of non-cash interest expense, including amortization of the beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $247,617 of non-cash loss for the impairment of patents.

As the Company focuses on the technology development and product line additions during 2010, it will continue to fund research and development together with related sales and marketing efforts for WayCool, GASPT2, digital power and its other electromechanical products.  The Company does not expect to record significant revenue from the WayCool technology until this product line is fully developed and licensing agreements for the manufacture and sale of its products are in place and operational.

Capital Expenditures and Investments
During the years ended 2009 and 2008, the Company invested $265,858 and $128,922, respectively, in fixed assets.  The Company anticipates further investment in fixed assets during 2010 in support of its on-going business and continued development of product lines.

The Company invested $25,355 and $88,672, respectively, in patent costs during 2009 and 2008.  The Company expects its investment in patent costs will continue throughout 2010 as it invests in patents to protect the rights to use its product developments.

Effective July 1, 2009, Waytronx acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  The Purchase Price reflects the acquisition of 100% of CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  The total purchase price is approximately $260,000.  Terms of the acquisition call for three equal annual payments over three years to acquire the remaining 51% of Comex Electronics.  The following details the initial acquisition of CUI Japan and 49% of Comex Electronics Ltd.:

Purchase price	$103,589
Cash	116,152
Accounts receivable, trade	1,154,278
Other receivables	203,604
Inventory	1,043,688
Other current assets	17,450
Property & equipment, net	302,518
Deposits and other assets	78,102
Technology rights	34,278
Investments - long term	102,541
Goodwill	473,692
Liabilities assumed	(3,380,314)
Noncontrolling interest	(42,400)
$103,589

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
$37,500,000

Financing activities
During 2009, $284,373 of proceeds were received from bank loans, and $9,808 of proceeds were received from the exercise of warrants.  The Company also utilized $777,772 from bank operating lines of credit to fund daily operations during 2009.

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

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2009 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of December 31, 2009 the Company had an accumulated deficit of $54,757,578.

The Company may seek to raise additional capital for the commercialization of its WayCool technology product lines and CUI product lines.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of December 31, 2009 CUI, Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate plus 1.50 percentage points.  At December 31, 2009, the Company is out of compliance with a debt covenant related to this loan.  The Company is actively working to resolve this situation.  In January 2010, the working capital line of credit was extended to May 1, 2010.

Management expects the WayCool technology to be commercialized in the next twenty-four months.  The Company cannot assure that it will generate material revenues by that date or that its revenues will be sufficient to cover all operating and other expenses.  The Company expects the revenues from CUI, Inc. to help cover the operating and other expenses.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of December 31, 2009 we have no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2009 and 2008

Revenue
During the year ended 2009, revenue was $28,851,750 and $19,555,935 for the same period during 2008.  For the year ended December 31, 2009, revenue was comprised of $26,145,223 from CUI products, $2,575,902 from CUI Japan and Comex Electronics products, $103,733 from freight, and $26,892 from RediAlert™ products.  The revenue for the year ended December 31, 2008 is comprised of $19,218,109 from CUI products, $122,299 for freight, $10,000 for a cancellation fee, $58,975 from Living Window™ products and related add-ons, $143,722 from RediAlert™ products and $2,830 from other income.

During 2009, 42% of revenues were derived from five customers at 31%, 4%, 3%, 2% and 2%. During 2008, 39% of revenues were derived from three customers at 33%, 3% and 3%.

Cost of revenue
The cost of revenue for the year ended December 31, 2009 and 2008 was $18,191,840 and $11,874,250, respectively.  The significant increase during 2009 compared to the prior year is primarily the result of the acquisition of CUI, Inc. and its related operations being included for the full year and the acquisitions of CUI Japan and Comex Electronics and their related operations, effective July 1, 2009.  The previous year results included a partial year of CUI Inc. and its related operations as it was acquired in May 2008.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $10,839,425for the year ended December 31, 2009 from $7,615,737 for the same period during 2008.  This increase of $3,223,688 is primarily the result of the full year operations of CUI, Inc. as well as the operations of CUI Japan and Comex Electronics since acquisition in July 2009.

The Company anticipates its sales and marketing expenditures and general and administrative expenses will further increase in 2010 as the Company will experience a full year of CUI Japan and Comex Electronics operations.

Research and Development
The research and development costs are related to the technology for which Waytronx acquired the licensing rights as well as research and development expenses for CUI products.  Research and development costs were $56,042 for the year ended December 31, 2009 and $513,671 for the same period during 2008.  The decrease is primarily the result of a decrease in expenditures towards the development of the WayCool technologies during 2009.  The Company expects that research and development expenses will increase during 2010 as the Company continues to expand its product offering and technologies.

Impairment Loss
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the year ended December 31, 2009 the company recorded impairment charges of $10,698,169 related to goodwill and $136,811 related to patents.  During the year ended December 31, 2008 the Company recorded impairment charges of $247,617 related to patents.

Bad Debt
Bad debt expense decreased to $144,834 for the year ended December 31, 2009 from $148,573 for the same period ended 2008.  The bad debt expense relates to miscellaneous customers.

Other Income
Other income for the year ended December 31, 2009, consisted of $103,500 for services billed to a related party, $54,543 for foreign exchange gain, $18,012 for interest income, $14,340 of rental income, and $3,670 in other income. Other income for the year ended December 31, 2008, consisted of $2,831,688 in derivative income associated with the change in value of the derivative liability recognized for the potential conversion of warrants, options and convertible debt into common stock, $138,477 for services billed to a related party, $20,107 for interest income, $10,897 for foreign exchange gain, and $7,881 in other income.

Investment Income
The Company recognized a loss on equity investment in an affiliate of $41,424 and $1,620 for the years ended December 31, 2009 and 2008, respectively.

Financing Fees
During 2009, the Company paid financing fees of $21,000 related to the extension received on a note payable.  During 2008, the Company paid financing fees of $28,158 related to the $3,000,000 bank line of credit and the $6,000,000 bank loan.

Change in value of warrant liability
During 2009, there was no change in the value of warrant liability.  During the year ended December 31, 2008, a gain of $2,831,688 was recorded for the change in fair value of derivative liabilities.

Non-cash interest expense, amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts, intrinsic value of convertible debt and amortization of warrant related debt discount
The Company recorded an expense of $3,096,641 during 2009 and $2,153,577 during 2008, for non-cash interest expenses, including amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount.  The increase in this expense is primarily associated with the full year impact of the debts incurred related to the acquisition of CUI, Inc.

Interest Expense
The Company incurred $1,552,419 and $1,362,416 of interest expense during 2009 and 2008, respectively.  Interest expense is for interest on the secured convertible notes, secured and unsecured promissory notes, and the bank line of credit.

Net Loss
The Company had a net loss of $4,209,492 for the year ended December 31, 2009 as compared to a net loss of $1,830,367 for the prior year ended 2008.  The increase in net loss as compared to the prior year is primarily the result of the following items: impairment charges on goodwill and patents increased $10,587,363, derivative income of $0 as compared to $2,831,688 in 2008, a $754,267 increase in interest expense – intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discounts, the $190,003 increase in interest expense, and the extraordinary gain on debt extinguishments of $11,834,055.

Preferred Stock Dividends
During the year ended December 31, 2009 and 2008, the Company recorded Series A Convertible Preferred Stock dividends of $0 and $0, respectively.

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

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Webb & Company, P.A. dated March 31, 2010 are attached hereto and incorporated herein by reference.

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

Changes in Internal Controls Over Financial Reporting.
Immediately following the acquisition of CUI, Inc. in 2008, Daniel N. Ford assumed the Chief Financial Officer position for both Waytronx, Inc. and its subsidiary CUI, Inc.  We have not identified any significant deficiency or material weaknesses in our internal controls; therefore, there were no corrective actions taken.

Management’s Report on Internal Controls Over Financial Reporting
Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Effective May 15, 2008, the Company appointed Daniel N. Ford as Chief Financial Officer of Waytronx and its wholly owned subsidiary, CUI, Inc.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in our Audit Committee Charter and Audit Committee Policy and Procedures. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.  A copy of our Audit Committee Charter can be viewed on our Website: www.waytronx.com.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one.  The Board of Directors has set the maximum number of members to no more than eight members.  Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal.  Currently, there are six (6) directors, four of whom are “independent” in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 4200(a) (15) of the Nasdaq Stock Market. The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.waytronx.com.

By April 24, 2007 Board of Directors resolution, the owners of Series C preferred stock have the exclusive right to appoint three board members.  See above, Section Convertible Preferred Shares in Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Board of Directors has three standing committees: Audit Committee, Compensation Committee and Nomination Committee.  No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served.  Our board currently appoints the members of the committees.  Our Audit Committee, Compensation Committee and Nomination Committee each have a written charter approved by our board.  Copies of the current committee charters are posted on our website at www.waytronx.com.

The following are officers and directors of the Company as of December 31, 2009.

Name	Age	Position
Colton Melby*	50	Director, Chairman
William J. Clough, Esq.	56	President/Chief Executive Officer, Director and General Counsel
Thomas A. Price*	65	Director
Matthew McKenzie	29	Director, Chief Operating Officer
Sean P. Rooney*	46	Director
Corey Lambrecht*	39	Director
Daniel N. Ford	30	Chief Financial Officer

Audit Committee:
Sean P. Rooney*, Chairman, and Thomas A. Price*, Deputy Chairman.

Compensation Committee
Cory Lambrecht*, Chairman, Colton Melby*, committee member.

Nominating Committee
The Nominating Committee consists of the Board of Directors.

*	Independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 4200(a) (15) of the Nasdaq Stock Market.

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

Business Experience of Directors and Executive Officers
Colton Melby, Chairman of the Board of Directors
Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairmen of the Board of Directors.  At the 2008 Annual Meeting of Shareholders, Mr. Melby was elected to a two year term on the Board of Directors.

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

William J. Clough, Esq., President/Chief Executive Officer, Director and General Counsel of Waytronx, Inc. and Chief Executive Officer of CUI, Inc.
Mr. Clough was elected at the 2006 Annual Meeting of Shareholders to serve a two year term on the Board of Directors and was reelected at the 2008 Annual Meeting of Shareholders to serve a second two year term.

Mr. Clough was appointed President and Chief Executive Officer of Waytronx, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development.  Effective May 16, 2008, Waytronx, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. along with this acquisition; Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.).  Mr. Clough was a police officer for 16 years, working at the local, state and federal levels.  After working as a Federal Air Marshall in Southern Europe and the Middle East, in 1987 Mr. Clough attended law school; he received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990.  He was in the private practice of law with his law firm for 12 years with offices in Los Angeles, San Francisco and Honolulu.  Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States.  He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court.  Mr. Clough has represented large manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony and Mediacopy.

Thomas A. Price, Director
Mr. Price was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2009 Annual Meeting of Shareholders to serve a two year term.

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

The Price Family Dealerships are very active in the community and are major sponsors of Special Olympics of Marin, A Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council and the Golden Gate Shootout and raised over $75,000 for Katrina relief in 2005.

Matthew M. McKenzie, President and Chief Operational Officer of CUI and Chief Operational Officer of Waytronx, Director
Matt McKenzie was elected to the Board of Directors at the 2008 Annual Meeting of Shareholders to serve a two year term.

Matt McKenzie has been working in various functions for CUI for over 10 years, gaining him intimate knowledge of the business, its operations and its opportunities for growth.  He established, in conjunction with CUI’s senior engineer, one of CUI’s most successful and profitable business divisions and brands:  V-Infinity.  As an internal power product division, V-Infinity offers significant opportunities in the future in partnering with WayCool technology to offer an even more extensive solution set to the market.  Over the past several years, Mr. McKenzie has worked tirelessly to position CUI for growth.  Among many other things he has initiated ISO 9000, a quality management system; provided structure to global logistics, including CUI’s Chinese partners; and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities than ever in CUI’s history.

Mr. McKenzie brings a background in leadership from a variety of fields, giving him valuable insight into leadership in 21st century.  He also brings an MBA from George Fox University, a program that is diverse and well-connected to the community.

Sean P. Rooney, Director
Mr. Rooney was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2009 Annual Meeting of Shareholders to serve a two year term.

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

Mr. Rooney graduated from C. W. Post University in 1993 with a Bachelors of Arts degree in Business Administration.  In addition to his Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), and Series 24 (General Securities Principal) licenses, Sean has also been designated as Senior Vice President-Investments for Oppenheimer & Co, Inc.

Mr. Rooney currently manages a clientele of high net worth investors, institutions and foundations.  His command of the ever-expanding universe of financial instruments enhances his ability to provide unbiased advice in each of his three core disciplines, money management, financial planning and estate planning.

Corey Lambrecht, Director
Mr. Lambrecht was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2009 Annual Meeting of Shareholders to serve a two year term.

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

Daniel N. Ford, Chief Financial Officer of Waytronx and CUI
Daniel N. Ford has a background in the big accounting firms, including KPMG.  Mr. Ford brings a large company perspective to a small company with big potential.  As CFO of CUI for in excess of five years, Mr. Ford has consistently moved CUI into a position of profitability, efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes.  Over the past five years, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a “real time” inventory system and participated in implementing CUI’s ERP system.  His skills as a financier have allowed CUI to move to its current, 61,380 square foot building, as well as provided leadership in Waytronx’s acquisition of CUI.

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

Reports to Shareholders
We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases, governance documents and summary financial data.  The address of that site is http://www.waytronx.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons owning more than 10% of our common stock to file reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  These reporting persons are required to furnish us with copies of all Section 16(a) forms that they file.
Based solely upon a review of copies of these filings received, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2009 with the exceptions noted below:
A late Form 4 report was filed for Colton Melby, William Clough, Thomas Price, Sean Rooney, Matthew McKenzie and Daniel Ford on July 27, 2009 to report their receipt of Equity Incentive Plan (Executive) 2009 options effective 1/1/2009.
A late Form 4 report was filed for Colton Melby and Thomas Price on July 27, 2009 to report their receipt of warrants effective May 15, 2008.

We have made all officers and directors aware of their reporting obligations and have appointed an employee to oversee Section 16 compliance for future filings.

Our Corporate Governance Practices
We have always believed in strong and effective corporate governance procedures and practices.  In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines
Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of our Company.  The governance guidelines can be found on our website at www.waytronx.com and are summarized below.

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

Code of Ethics
The Company Board of Directors adopted a Code of Ethics for all of our employees, directors, principal executives and financial officers that describes the required conduct of honest and ethical behavior in the conduct of their duties.  This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability.  The Code of Ethics is available for viewing on our website at www.waytronx.com.  Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300 or on our website at www.waytronx.com.

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

The Audit Committee is currently comprised of Sean P. Rooney and Thomas A. Price.  Both Mr. Rooney and Mr. Price are independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards.  Mr. Rooney and Mr. Price have an understanding of generally accepted accounting principles and have experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement.  They have an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves.  The Board of Directors has determined that Messers Rooney and Price are “audit committee financial experts” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act.  Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.waytronx.com.  The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The Audit Committee has also considered whether the amount and nature of non-audit services provided by Webb & Company, P.A. is compatible with the auditor’s independence.

Submitted by:   Sean P. Rooney and Thomas A. Price,
Audit Committee

Nominating Committee
The nominating committee consists of all of the members of the Board of Directors four of whom are "independent directors" within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market.  The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the shareholders and evaluation of sitting directors.  The Board has developed a formal policy for the identification or evaluation of nominees.  In general, when the Board determines that expansion of the Board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the Board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The committee would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis
Compensation Committee Members
The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans, and to produce an annual report on executive compensation for use in the Company's Form 10-K.  The Compensation Committee consists of two members of the board of directors, Messers Colton Melby and Corey Lambrecht, both of whom are "independent directors" within the meaning of Rule 4200(a) (15) of the Nasdaq Stock Market.

Role of Committee
The Compensation Committee discharges the Board’s responsibilities relating to general compensation policies and practices and to compensation of our executives.  In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives, and are in accordance with all applicable legal and regulatory requirements.  In this context, the Compensation Committee’s authority, duties and responsibilities are to:
•	Annually review the Company’s philosophy regarding executive compensation.
•
Periodically review market and industry data to assess the Company’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.

•	Establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers.
•	Establish and approve incentive levels and targets relevant to compensation of the executive officers.
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

•
Periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation as the Compensation Committee may consider appropriate.

•	Administer and annually review the Company’s incentive compensation plans and equity-based plans.
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

Committee Meetings
Our Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held three meetings during fiscal 2009.  On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:
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

Compensation Setting Process
Management’s Role in the Compensation Setting Process.
Management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:
•	Assisting in establishing business performance goals and objectives;
•	Evaluating employee and company performance;
•	CEO recommending compensation levels and awards for executive officers;
•	Implementing the Board approved compensation plans; and
•	Assistance in preparing agenda and materials for the Committee meetings.

The Chief Executive Officer generally attends the Committee meetings; however, the Committee also regularly meets in executive session.  The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives and makes non CEO executive compensation recommendations to the Compensation Committee based on company performance, individual performance and the peer group compensation market analysis.  The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board’s determination and approval of the executives’ and other members of senior management’s compensation, including base compensation, short-term cash incentives and long-term equity incentives.  The Chief Executive Officer’s performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

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

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, operating cash flow, as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, twenty five percent, of the executive officers’ incentive compensation.  In 2009, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements and general and administrative expense management.

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

Additional equity-based awards may be also granted to executives, as well as other employees, upon commencement of employment, for promotions or special performance recognition or for retention purposes, based on the recommendation of the Chief Executive Officer.  In determining whether to recommend additional grants to an executive, the Chief Executive Officer typically considers the individual’s performance and any planned change in functional responsibility.

Elements of Executive Compensation
Total Compensation
Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives and (iii) equity incentive award, which is also performance based and paid out over a future period in the form of restricted stock or warrants.  Base salaries are the value upon which both the incentive compensation percentage targets are measured against.  For evaluation and comparison of overall compensation of the executives and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends there from.

Base Salaries
Base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities and to reward sustained individual performance and future potential.  The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized companies, both regionally and nationally, in order to attract and retain talented leaders.

Incentive Compensation
Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Company.  The executives’ incentive awards are based upon three key performance metrics: 1) the Company’s EBIDA; 2) achievement of agreed-upon strategic and corporate performance goals; and 3) existing Employment Agreement.

Incentive Plan Compensation
Incentive awards are paid out in cash, restricted common stock or warrant/option awards.  The incentive award targets for the executives are established at the beginning of the year as a percentage of their base salary and the actual awards are determined at the following year’s Annual Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year.  In many instances the award of restricted common stock vests over a four year term in equal periodic traunches.  The award of restricted common stock purchased through warrants generally vests immediately upon exercise of the warrant and generally has a validity of up to ten years and a per share purchase price, of no less than, the fair market value of our common stock on the date of grant.  The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans
Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan.  The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 3 months of service and are 21 years of age.  The Company matches the employee’s contribution up to 6% of total compensation.  Total employer contributions, net of forfeitures, were $153,996 and $174,534, for 2009 and 2008, respectively.

Change in Control Agreements
Our executives are not awarded any type of protection upon a change in control unless specifically provided in an employment contract.

Perquisites
The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

2009 Equity Incentive Plan (Executive)
On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a January 8, 2009 board resolution, the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.

The 2009 Equity Incentive Plan (Executive) provides for the issuance of Incentive Non Statutory Options to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders.  The Administrator of the plan is authorized to determine the exercise price per share at the time the option is granted, but under the terms of the 2009 Plan, the exercise price shall not be less than the fair market value on the date the option is granted.  Stock options granted under the 2009 Plan have a maximum duration of 10 years.

Summary Compensation Table
The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2009 and 2008 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen sation ($)	Total ($)
William J. Clough CEO / President/ Counsel/Director (1)	2009	240,000	-		-	-	-	-	23,948	263,948
	2008	216,154	302,250	(2)	-	-	-	-	17,866	536,270
Daniel N. Ford, CFO (3)	2009	120,000	-		-	-	-	-	24,249	144,249
	2008	73,750	60,000	(4)	-	-	-	-	15,554	149,304
Matthew McKenzie, Director/ COO/ President of CUI (5)	2009	120,000	-		-	-	-	-	17,298	137,298
	2008	73,750	60,000	(6)	-	-	-	-	9,934	143,684
Clifford Melby, Former COO (7)	2009	-	-		-	-	-	-	-	-
	2008	67,500	-		-	-	-	-	-	67,500

1.
Mr. Clough joined the Company on September 1, 2005.  Effective September 13, 2007, Mr. Clough was appointed CEO/President of Waytronx and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.

2.
Mr. Clough is employed under a three year employment contract with the company, which provides, in part, for an annual salary of $240,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows the Gross Revenue equal to or in excess of fifteen percent (15%), but less than thirty percent (30%) of the immediate preceding calendar year, Mr. Clough shall be entitled to receive a cash bonus in an amount equal to twenty-five percent (25%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed during that entire calendar year.  In substitution of the bonus percentages described in the prior sentence, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to fifty percent (50%) of his prior year base salary.  Additionally, Mr. Clough was awarded a $240,000 bonus by the Board of Directors during 2008 in relation to his facilitation of the CUI, Inc. acquisition.  $300,000 of Mr. Clough’s bonuses were accrued as of December 31, 2008 and are being paid over an eighteen month period that began in January 2009.

3.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of Waytronx and CUI, Inc., a wholly owned subsidiary of the Company.

4.
Mr. Ford is employed under a three year employment contract with the company, which provides, in part, for an annual salary of $120,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Mr. Ford’s $60,000 bonus was accrued as of December 31, 2008 and is being paid over an eighteen month period that began in January 2009.

5.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of Waytronx and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
6.
Mr. McKenzie is employed under a three year employment contract with the company, which provides, in part, for an annual salary of $120,000 and bonus provisions for each calendar year, beginning with 2008, in which the Waytronx yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Mr. McKenzie’s $60,000 bonus was accrued as of December 31, 2008 and is being paid over an eighteen month period that began in January 2009.

7.	Mr. Melby was the COO until May 15, 2008.

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth the outstanding equity awards at December 31, 2009 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
William J. Clough (2)	-	-	1,115,303	0.25	01/01/19	-	-	-	-
Matthew M. McKenzie (3)	-	-	453,009	0.25	01/01/19	-	-	-	-
Daniel N. Ford (4)	-	-	377,949	0.25	01/01/19	-	-	-	-

1.	Calculated using the closing market price ($0.10) as of December 31, 2009.
2.	Effective January 1, 2009, Mr. Clough received a fully vested bonus option to purchase 1,115,303 common shares, within ten years from date of issuance, at a price of $0.25 per share.
3.	Effective January 1, 2009, Mr. McKenzie received a fully vested bonus option to purchase 453,009 common shares, within ten years from date of issuance, at a price of $0.25 per share.
4.	Effective January 1, 2009, Mr. Ford received a fully vested bonus option to purchase 377,949 common shares, within ten years from date of issuance, at a price of $0.25 per share.

DIRECTOR COMPENSATION

The written report and recommendations of Compensia, Inc., as noted above in the section, 2009 Equity Incentive Plan (Executive), upon which the Compensation Committee relied, also included a detailed director and committee compensation report and market analysis.  The 2009 Equity Incentive Plan (Executive) provides for the issuance of stock options to attract, retain and motivate directors as well as other management personnel.

The Compensation Committee concluded that, after giving consideration to the directors’ obligation in representation of the shareholders, the high standard of ethics and talent required, increasing workloads, greater exposure, more stringent director independence standards and the SEC's disclosure rules, directors and committee members should be compensated fairly for time and value delivered and the compensation should be sufficient to attract and retain qualified competent individuals to serve on our board.  The Compensation Committee adopted the recommendations of Compensia and approved a director and committee compensation plan.

The Compensation Committee further concluded that the appropriate compensation should be in the form of options granted in an amount equal to the 50th percentile for similar companies, but discounted by a factor of 10% at an option strike price of $0.25 per share.  This price reflects the true value of the directors’ work, provides adequate incentive to each director and does not unfairly penalize the directors for current market conditions.  Moreover, the $0.25 strike price reflects the price at which much of the underlying funding and CUI transaction was originally priced.  The director compensation plan, in summary, provides:

Board of Directors Members
•	Cash Retainer - $20,000 annually for non-employee members, $30,000 annually for the non-employee chairperson
•
Initial, one time only, option to purchase 144,000 common shares at a price of $0.25 per share.  The option vests over four years, 25% after the first year, thereafter equally each month for the balance of the four year term.

•	Annual Option to purchase 99,000 common shares at a price of $0.25 per share. The option vests in full after one year.
•	Meeting fee: none.

Audit Committee
•	Non-employee member - $3,000 annually
•	Non-employee chairperson - $5,500 annually

Compensation Committee
•	Non-employee member - $2,000 annually
•	Non-employee chairperson - $4,500 annually

Director Compensation Table
The following table sets forth the compensation of the directors, included in the Outstanding Equity Awards schedule noted above, for the fiscal year ending December 31, 2009.

DIRECTOR COMPENSATION - EQUITY INCENTIVEPLAN

Director	Total Underlying Common Shares [1]	Exercise Price per Share	Option Term from 01/01/09 Grant Date	Vesting		Total Underlying Common Vested at 01/01/2010	Total Underlying Common Vesting at 01/01/2011	Total Underlying Common Vesting at 01/01/2012	Total Underlying Common Vesting at 01/01/2013	Fees Earned or Paid in Cash[6]
Colton Melby, Chmn.	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	32,000
Colton Melby, Chmn.	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-
William J. Clough	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	-
William J. Clough	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-
Matthew McKenzie	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	-
Matthew McKenzie	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-
Thomas A. Price	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	23,000
Thomas A. Price	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-
Sean P. Rooney	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	25,500
Sean P. Rooney	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-
Corey Lambrecht	144,000	0.25	10 years	4 years	[2]	36,000	72,000	108,000	144,000	24,500
Corey Lambrecht	99,000	0.25	10 years	1 year	[3]	99,000	99,000	99,000	99,000	-

Footnotes:
(1)
Effective January 1, 2009, each director received an option to purchase 144,000 common shares within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term.  Additionally, effective January 1, 2009, each director received an option to purchase 99,000 common shares at a price of $0.25 per share that vests one year after issuance; this issuance will recur annually.

(2)	Vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term.
(3)	Options fully vest after one year.

(4)
Effective January 1, 2009, each director receives an annual cash retainer of $20,000, no meeting fee; Audit Committee members receive $3,000 annually, Audit Committee Chair receives $5,500 annually, Compensation Committee members receive $2,000 annually, Compensation Committee Chair receives $4,500 annually.

Employment Agreements
During fiscal year 2009, three executive officers and two key employees were employed under employment agreements.

Those executive officers are:
•	Chief Executive Officer and General Counsel
•	President/Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of Waytronx, Inc. and Chief Operating Officer of Waytronx, Inc.
•	Chief Financial Officer of Waytronx, Inc. and CUI, Inc., a wholly owned subsidiary of Waytronx, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Those key employees are:
•	Chief Technical Officer
•	Senior Vice President

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Submitted by:  Compensation Committee
Colton R. Melby, Chairman
Corey Lambrecht

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

BENEFICIAL INTEREST TABLE

	Common Stock		Series A Convertible		Series C Convertible
			Preferred Stock		Preferred Stock
Name and Address of Beneficial Owner	Number	Percent of Class (2)	Number	Percent of Class (3)	Number	Percent of Class	Percent of All Voting Securities (4)
Colton Melby (5)	8,742,744	5.13%	-	*	-	*	5.13%
William J. Clough (6)	5,678,288	3.25%	-	*	-	*	3.25%
Thomas A. Price (7)	5,016,000	2.94%	-	*	-	*	2.94%
Sean P. Rooney (8)	290,877	*	-	*	-	*	*
Corey Lambrechy (9)	141,000	*	-	*	-	*	*
Matthew M McKenzie (10)	1,301,080	*	-	*	-	*	*
Daniel N. Ford (11)	1,792,090	1.04%	-	*	-	*	1.04%
Bradley J. Hallock (12)	9,055,639	5.26%	-	*	-	*	5.26%
Walter/Whitney Miles (13)	10,000,000	5.89%	-	*	-	*	5.89%
Kjell Qvale (14)	18,302,135	10.27%	-	*	-	*	10.27%
James McKenzie (15)	62,929,300	27.04%	-	*	-	*	27.03%
Jerry Ostrin	-	*	45,000	89.03%	-	*	*
Barry Lezak	-	*	3,043	6.02%	-	*	*
Officers, Directors, Executives as Group	22,962,079	12.66%	-	*	-	*	12.65%

* Less than 1 percent

(1)	Except s otherwise indicated, the address of each beneficial owner is c/o Waytronx, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
(2)
(2) Calculated on the basis of 169,837,626 shares of common stock issued and outstanding at December 31, 2009 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.  This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Calculated on the basis of 50,543 shares of Series A Preferred Stock issued and outstanding at December 31, 2009.
(4)
Calculated on the basis of an aggregate of 169,837,626 shares of common stock with one vote per share and 50,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at December 31, 2009; shares of common stock underlying convertible debt, options and warrants do not have voting privileges.

(5)
Colton Melby's securities are held in the name of a partnership in which he owns a controlling interest.  Mr. Melby's common stock includes an vested option to purchase 141,000 common shares and 300,000 vested shares underlying a warrant for 400,000 shares of common stock issued as consideration for a letter of credit guarantee which warrant vests: fifty percent at the May 15, 2008 date of issuance, twenty five percent at the one year anniversary and twenty five percent at the two year anniversary.  Should the underlying debt be satisfied or all, or any portion, of the letter of credit be released prior to any vesting, then any remaining warrant shares shall not vest.  Mr. Melby is Chairman of the Board of Directors.

(6)
Mr. Clough's common stock includes 3,640,485 common shares he has the right to purchase pursuant to a warrant and 1,256,303 vested options to purchase common shares.  Mr. Clough is a Director and CEO/President of Waytronx, Inc. and CEO of CUI, Inc.

(7)
Mr. Price's shares include an vested option to purchase 141,000 common shares and 525,000 vested shares underlying a warrant for 700,000 shares of common stock issued as consideration for a letter of credit guarantee which warrant vests: fifty percent at the May 15, 2008 date of issuance, twenty five percent at the one year anniversary and twenty five percent at the two year anniversary.  Should the underlying debt be satisfied or all, or any portion, of the letter of credit be released prior to any vesting, then any remaining warrant shares shall not vest.  Mr. Price is a Director.

(8)	Mr. Rooney’s shares include vested options to purchase 141,000 common shares. Mr. Rooney is a Director.
(9)	Mr. Lambrecht’s shares include vested options to purchase 141,000 common shares. Mr. Lambrecht is a Director.
(10)
Mr. McKenzie's common stock ownership is through his ownership of an interest in a convertible promissory note that he may convert to common stock after May 15, 2009 representing 707,071 common shares and vested options to purchase 594,009 common shares.  Mr. McKenzie is a Director and is President and COO of CUI, Inc.

(11)
Mr. Ford's common stock ownership is through his ownership of an interest in a convertible promissory note that he may convert to common stock after May 15, 2009 representing 1,414,141 common shares and vested options to purchase 377,949 common shares.  Mr. Ford is CFO of Waytronx, Inc. and CUI, Inc.

(12)
Mr. Hallock's common stock includes 2,100,000 common shares he has the right to purchase pursuant to a warrant, 271,099 shares he has the right to purchase pursuant to vested options and 73,500 shares owned by his IRA account.  Mr. Hallock is Executive Vice President of Waytronx, Inc.

(13)
Mr. and Mrs. Miles' 10,000,000 common stock ownership is comprised of direct entitlement shares (8,750,000 shares) and related party management (1,250,000 shares) held by their four sons: Jeffrey, Joseph, Matthew and Scott, 312,500 shares each.

(14)
All common stock is owned by Kjell H. Qvale Survivors Trust.  Mr. Qvale's common stock includes 5,000,000 shares he has the right to purchase pursuant to a convertible promissory note, 302,135 shares underlying two warrants and 3,000,000 vested warrants underlying a warrant for 4,000,000 common shares issued as consideration for a letter of credit guarantee which warrant vests: fifty percent at the May 15, 2008 date of issuance, twenty five percent at the one year anniversary and twenty five percent at the two year anniversary.  Should the underlying debt be satisfied or all, or any portion, of the letter of credit be released prior to any vesting, then any remaining warrant shares shall not vest.

(15)	James McKenzie’s common stock includes 62,929,300 shares related to his ownership in the $4,900,000 convertible note (convertible at $0.07 per share) related to the CUI, Inc. acquisition.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2009, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighter-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,305,000	$0.19	1,595,704
Equity compensation plans not approved by security holders	6,358,273	$0.16	191,727
Total	7,663,273	$0.17	1,787,431

Equity Compensation Plans Approved by Shareholders
On August 25, 2005 the Company’s Board of Directors adopted the OnScreen Technologies, Inc. 2005 Equity Incentive Plan and authorized 2,000,000 shares of Common Stock to fund the Plan.  At the 2005 Annual Meeting of Shareholders held on December 13, 2005, the Equity Incentive Plan was approved by the Company shareholders.

On May 15, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan.  At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders.  At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered under Form S-8.

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

Equity Compensation Plans Not Approved by Shareholders
In January 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.

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

The Company has outstanding at December 31, 2009, the following options issued under equity compensation plans not approved by security holders:

During 2005, the Company issued to a former officer a five year option for the purchase of 2,000,000 common shares at the price of $0.01 per share as a bonus.  The option is fully vested and expires during 2010.

During 2006, the Company issued options to a former employee a five year option for the purchase of 350,000 common shares at an exercise price of $0.01 per share as a bonus.  The options expire during 2011 and are fully vested.

During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $0.25 per share as follows: 2,550,273 fully vested shares; 864,000 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 594,000 shares that fully vest after one year.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2009, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

In May 2006, the Company obtained an eighteen month convertible promissory note from a related party totaling $1,000,000 that accrues interest at 12% per annum, payable monthly, until the maturity of the note at which time the principal is due.  This note was extended through November 2011.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding.  $1,000,000 of these promissory notes were from an entity controlled by a related party.  During calendar year 2009 the related party portion in the amount of $125,000 was extinguished.  The Company paid the related party $100,000 and recognized a gain on the extinguishment of $25,542 related to the remaining principal and accrued interest.  During calendar year 2009 the Company paid $250,000 in principal.  There is $625,000 remaining outstanding.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due.  In December 2009, the Company obtained an extension to June 30, 2010 on the balance remaining.

Effective May 16, 2008 the Company formed a wholly owned subsidiary into which CUI, Inc., an Oregon corporation, merged all of its assets.  The funding for this acquisition was provided by a bank note, a seller’s note and a convertible seller’s note.  Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI, Inc. prior to the acquisition.  The consideration paid by the Company is summarized as follows:

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

•
$17,500,000 convertible promissory note plus 1.7% annual simple interest and 2.3% annual success fee, permitting payees to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payees relating to any private capital raising transactions of Waytronx during the term of the note. In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  As of December 31, 2009, there is a discount on debt related to this note of $2,773,555 and a net long term balance of this note is $2,126,445.

•	Appointment by note payees of three members to Board of Directors for so long as there remains an unpaid balance on the above described promissory notes.

During 2009, $450,000 in principal and interest payments were made in relation to the promissory notes issued to CUI shareholders.

The $6,000,000 bank note as noted above was secured by personal guarantees in the form of Letters of Credit in favor of the Commerce Bank of Oregon.  In consideration for posting the Letters of Credit, the Company issued to each individual who supplied the Letters of Credit, warrants to purchase, within 3 years at a per share price of $0.01, one Waytronx common share for each dollar of the Letters of Credit.  The warrants vest 50% at date of issuance and 25% at the first anniversary and 25% at the second anniversary date.  Should the underlying debt to the Commerce Bank of Oregon be satisfied or all, or any portion, of the Holder’s Letter of Credit is released prior to any vesting as noted above, then any remaining warrant shares shall not vest to the Holder under the terms of the Warrant. A former officer of the Company, Clifford Melby received 300,000 warrants (225,000 fully vested), John Rouse, a former director, received 300,000 warrants (225,000 fully vested), Colton Melby, Chairman of the Board of Directors, received  400,000 warrants (300,000 fully vested), and Thomas A. Price, a member of the Board of Directors received 700,000 warrants (525,000 fully vested).

As a part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO and Director of the Company.

During 2009, the Company provided services and billed for those services to a related party controlled by James McKenzie.  During 2009, the revenue for those services is reported as other income totaling $103,500.

Item 14.  Principal Accountants Fees and Services
Compensation of Auditors
The financial statements of the Company, which are furnished herein as of December 31, 2009, have been audited by Webb & Company, P. A., Independent Registered Public Accounting Firm.  Webb & Company, P. A. billed the Company an aggregate of $77,799 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2009 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2009.  Webb & Company, P. A. billed the Company an aggregate of $49,551 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2008.  Webb & Company, P.A. did not bill any audit related fees, tax fees, or other fees during the years ended December 31, 2009 and 2008.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation of the Company.
3.2[1]	Bylaws of the Company.
3.3[2]	Articles of Amendment to Articles of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 15,000,000 to 150,000,000, filed December 23, 2003.
3.6[2]	Articles of Amendment to Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Articles of Amendment to Articles of Incorporation showing corporate name change to Onscreen Technologies, Inc., filed June 30, 2004
3.8[4]	Articles of Amendment to Articles of Incorporation showing corporate name change to Waytronx, Inc., filed January 7, 2008
3.9[8]	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 200,000,000 to 325,000,000, filed September 17, 2009.
4.1[9]	Form of common stock purchase warrant template.
5.1[10]	Opinion and consent of Johnson, Pope, Bokor, Ruppel & Burns, LLP, filed herewith.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.17[5]	Assignment, dated February 16, 2005, of WayCool technology patents ownership from inventor to CH Capital
10.18[5]	Assignment, dated February 16, 2005, of WayCool technology patents ownership from CH Capital to Company.

10.22[5]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan.
10.23[6]	Waytronx, Inc. 2005 Equity Incentive Plan and Equity Ownership Agreement template.
10.25[7]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.26	A Form 8-K was filed with the Commission on May 1, 2009 reporting the amendment to a promissory note.
10.27	A Form 8-K was filed with the Commission on July 6, 2009 reporting the acquisition of a privately held Japanese electronics/distribution conglomerate.
10.28[8]	Waytronx, Inc. 2008 Equity Incentive Plan.
13.3[10]	Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed herewith
14.1[6]	Waytronx, Inc. Code of Ethics for Principal Executive and Financial Officers and Waytronx, Inc. Code of Ethics and Business Conduct Statement of General Policy.
21.1[10]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.5	Proxy Statement and Notice of 2009 Annual Shareholder Meeting filed August 10, 2009.
23.4[10]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-K filed herewith.

Footnotes to Exhibits:
1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement and Notice of 2005 Annual Shareholder Meeting filed with the Commission October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to the Form S-3 filed with the Commission on August 17, 2009
10	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)	A report on Form 8-K filed on May 1, 2009 announcing the negotiated reduction of a promissory note principle from $17,500,000 to $4,900,000.
(b)	A report on Form 8-K filed July 6, 2009 announcing the acquisition of Comex Instruments, Ltd. and 49% of Comex Electronics, Ltd.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waytronx, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 31, 2010
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 31, 2010
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee	March 31, 2010
Sean P. Rooney

Waytronx, Inc.
Financial Statements
December 31, 2009 and 2008

Waytronx, Inc.

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statement of Operations and Comprehensive Loss	F-4

Consolidated Statement of Changes in Stockholders’ Equity	F-5 – F-6

Consolidated Statement of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Waytronx, Inc.

We have audited the accompanying consolidated balance sheets of Waytronx, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Waytronx, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $4,198,701 and an accumulated deficit of $54,757,578 at December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2010

Waytronx, Inc.
Consolidated Balance Sheets
For the Years Ended December 31, 2009 and 2008

	2009	2008

Assets:
Current Assets:
Cash and cash equivalents	$496,135	$599,200
Trade accounts receivable, net of allowance of $135,000 and $135,000, respectively	4,673,382	2,762,416
Other accounts receivable	88,425	110,952
Other accounts receivable, related party	188,790	194,984
Inventories, net of allowance of $100,000 and $100,000, respectively	3,661,994	4,077,367
Prepaid expenses and other	375,085	186,520
Total current assets	9,483,811	7,931,439

Property and equipment, net	1,402,528	1,245,203

Other assets:
Investment - equity method	79,075	120,499
Investments - long term	102,560	-
Technology rights, net	4,077,646	4,134,202
Patent costs, net	428,370	558,269
Other intangible assets, net	46,294	27,878
Deposits and other	113,350	40,411
Notes receivable, net	79,451	182,025
Debt offering costs, net	937,130	1,618,678
Goodwill, net	22,056,092	32,281,148
Total other assets	27,919,968	38,963,110
Total assets	$38,806,307	$48,139,752

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,028,201	$1,106,114
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,523,152	1,373,993
Accrued expenses	2,564,403	1,912,592
Accrued compensation	235,137	770,625
Unearned revenue	84,438	-
Notes payable, current portion due	1,003,793	49,200
Notes payable, related party, current portion due	170,852	1,197,865
Convertible notes payable, current portion due	300,000	350,000
Convertible notes payable, related party, current portion due	-	1,000,000
Total current liabilities	8,915,030	7,765,443
Long term notes payable, net of current portion due of $71,573 and $49,200, respectively	7,624,948	6,095,740
Long term notes payable, related party, net of current portion due of $170,852 and $197,865 and discounts of $369,516 and $638,255, respectively	13,171,624	13,022,465
Long term convertible notes payable, related party, net of discounts of $2,773,555 and $5,711,395, respectively	3,126,445	11,788,605
Total liabilities	32,838,047	38,672,253

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-

Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at December 31, 2009 and December 31, 2008, respectively	51	51

Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at December 31, 2009 and December 31, 2008, respectively	-	-

Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 169,837,626 and 166,208,406 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	169,838	166,208
Additional paid-in capital	60,541,742	59,849,326
Accumulated deficit	(54,746,787)	(50,548,086)
Accumulated other comprehensive income (loss)	(28,193)	-
Total stockholders' equity	5,936,651	9,467,499
Noncontrolling interest	31,609	-
Total liabilities and stockholders' equity	$38,806,307	$48,139,752

See accompanying notes to financial statements

Waytronx, Inc.
Consolidated Statement of Operations and Comprehensive Loss
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues:
Product Sales	$28,748,017	$19,433,636
Revenue from freight	103,733	122,299
Total revenue	28,851,750	19,555,935
Cost of revenues	18,191,840	11,874,250

Gross profit (loss)	10,659,910	7,681,685

Operating expenses
Selling, general and administrative	10,839,425	7,615,737
Research and development	56,042	513,671
Bad debt	144,834	148,573
Impairment	10,834,980	247,617
Total operating expenses	21,875,281	8,525,598

Loss from operations	(11,215,371)	(843,913)

Other income (expense)
Other income	194,065	177,362
Other expense	(331,757)	(289,094)
Derivative income	-	2,831,688
Investment income (loss)	(41,424)	(1,620)
Gain on debt extinguishments	11,834,055	-

Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(3,096,641)	(2,342,374)
Interest expense	(1,552,419)	(1,362,416)
Total other income (expense), net	7,005,879	(986,454)
Income (loss) before income taxes	(4,209,492)	(1,830,367)
Provision for income taxes	-	-
Consolidated Net profit (loss)	(4,209,492)	(1,830,367)
Less: Net profit (loss) - noncontrolling interest	(10,791)	-
Net profit (loss) - attributable to Waytronx Inc.	(4,198,701)	(1,830,367)
Other comprehensive profit (loss)
Foreign currency translation adjustment	$(28,193)	$-
Comprehensive profit (loss)	$(4,226,894)	$(1,830,367)
Basic and diluted profit (loss) per common share	$(0.02)	$(0.01)
Diluted profit (loss) per common share available to common stockholders	$(0.02)	$(0.01)
Basic weighted average common and common equivalents shares outstanding outstanding	168,531,862	161,888,206

See accompanying notes to financial statements

Waytronx, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

			Series A Preferred Stock and		Common Stock and
	Series B Preferred Stock		Preferred Stock Issuable		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	-	$-	75,543	$76	156,780,626	$156,780
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	-	-	-	-	-	-
Reclassification of warrant liability, net	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	3,353,090	3,353
Common stock issued for services and compensation	-	-	-	-	1,289,000	1,289
Common stock issued in conjunction with the conversion of debt	-	-	-	-	2,708,132	2,708
Issuance of common stock	-	-	-	-	1,977,558	1,978
Beneficial conversion value and value of warrants issued with financing guarantees
Beneficial conversion value and value of warrants issued with convertible debt	-	-	-	-	-	-
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	-	-
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	-	-	(25,000)	(25)	100,000	100
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2008	-	$-	50,543	51	166,208,406	$166,208
Reclassification to equity of accrued compensation payable in stock
Warrants and options granted for service and compensation
Reclassification of warrant liability, net
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation					1,129,220	1,130
Common stock issued for services and compensation					2,500,000	2,500
Common stock issued in conjunction with the conversion of debt
Issuance of common stock
Beneficial conversion value and value of warrants issued with convertible debt
Series A Preferred Stock dividends, $0.10 per share
Series A Preferred Stock dividends conversion to common stock
Series B Preferred Stock dividends reversal

Series A Preferred Stock issued for services of employee
Series B Preferred Stock issued for services of employee
Series A Preferred Stock converted to common stock
Series B Preferred Stock converted to common stock
Amortization of deferred compensation
Net loss for the year ended December 31, 2008
Less Non-controlling interest
Unrealized losses on marketable securities
Accumulated foreign currency translation adjustment
Balance, December 31, 2009	-	-	50,543	51	169,837,626	169,838

(continued)						Total
	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Loss	Equity

Balance, December 31, 2007	$50,832,165	$(200,000)	$(48,717,719)	$-	$-	$2,071,302
Reclassification to equity of accrued compensation payable in stock	-	-	-	-	-	-
Warrants and options granted for service and compensation	233,292	-	-	-	-	233,292
Reclassification of warrant liability, net	5,164,603	-	-	-	-	5,164,603
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	216,962	-	-	-	-	220,315
Common stock issued for services and compensation	307,841	-	-	-	-	309,130
Common stock issued in conjunction with the conversion of debt	549,325	-	-	-	-	552,033
Issuance of common stock	318,514	200,000	-	-	-	520,492
Beneficial conversion value and value of warrants issued with financing guarantees	2,044,646					2,044,646
Beneficial conversion value and value of warrants issued with convertible debt	182,053	-	-	-	-	182,053
Series A Preferred Stock dividends, $0.10 per share	-	-	-	-	-	-
Series A Preferred Stock dividends conversion to common stock	-	-	-	-	-	-
Series B Preferred Stock dividends reversal	-	-	-	-	-	-
Series A Preferred Stock issued for services of employee	-	-	-	-	-	-
Series B Preferred Stock issued for services of employee	-	-	-	-	-	-
Series A Preferred Stock converted to common stock	(75)	-	-	-	-	-
Series B Preferred Stock converted to common stock	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	(1,830,367)	-	-	(1,830,367)
Unrealized losses on marketable securities	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Balance, December 31, 2008	$59,849,326	$-	$(50,548,086)	$-	$-	$9,467,499
Reclassification to equity of accrued compensation payable in stock						-
Warrants and options granted for service and compensation	138,067					138,067
Reclassification of warrant liability, net						-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	21,849					22,979
Common stock issued for services and compensation	532,500					535,000
Common stock issued in conjunction with the conversion of debt						-
Issuance of common stock						-
Beneficial conversion value and value of warrants issued with convertible debt						-
Series A Preferred Stock dividends, $0.10 per share						-
Series A Preferred Stock dividends conversion to common stock						-
Noncontrolling interest subsequent to acquisition of Comex Electronics Ltd.				31,609		31,609
Series A Preferred Stock issued for services of employee						-
Series B Preferred Stock issued for services of employee						-
Series A Preferred Stock converted to common stock						-
Series B Preferred Stock converted to common stock						-
Amortization of deferred compensation						-
Net loss for the year ended December 31, 2009			(4,198,701)			(4,198,701)
Less Non-controlling interest						-
Unrealized losses on marketable securities						-
Accumulated foreign currency translation adjustment					(28,193)	(28,193)
Balance, December 31, 2009	60,541,742	-	(54,746,787)	31,609	(28,193)	5,968,260

See accompanying notes to financial statements

Waytronx, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,198,701)	$(1,830,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	686,237	740,785
Change in fair value of warrant liability	-	(2,831,688)

Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	3,096,641	2,153,577
Non-cash loss on equity method investment	41,424	1,620
Bad debt expense	144,834	148,573
Amortization of technology rights	238,998	238,513
Amortization of patent costs	18,443	28,837
Amortization of website development	14,311	14,311
Loss on disposal of assets	-	4,165
Net loss - noncontrolling interest	(10,791)	-
Impairment of goodwill	10,698,169	-
Impairment of patents	136,811	247,617
Extraordinary gain on extinguishment of debt	(11,834,055)	-
Depreciation	413,117	240,507
Amortization	578	1,538
(Increase) decrease in assets:
Trade accounts receivable	(901,522)	(717,265)
Other accounts receivable	22,527	964,867
Other accounts receivable, related party	6,194	-
Notes receivable	(275,000)	(182,025)
Inventory	1,459,061	(1,334,692)
Prepaid expenses and other current assets	(110,853)	(50,694)
Deposits and other assets	5,163	26,408
Investments - long term	(19)	-
Increase (decrease) in liabilities:
Accounts payable	616,772	(549,743)
Accrued expenses	566,369	1,789,859
Accrued compensation	(535,488)	594,904
Deferred revenues	84,438	(13,080)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	383,658	(313,473)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger, net	-	(5,816,468)
Cash received from acquisition, net of cash paid	12,563	-
Investment in technology rights and development	(182,955)	-
Investment in patents	(25,355)	(88,672)
Proceeds from Notes Receivable	317,313	-
Proceeds from sale of discontinued product line	-	393,497
Purchase of property and equipment	(265,858)	(128,922)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(144,292)	(5,640,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	777,772	1,044,628
Proceeds from notes and loans payable	284,373	6,600,000
Proceeds from notes and loans payable, related party	-	100,000
Payments on notes and loans payable	(1,139,595)	(1,470,116)
Payments on notes and loans payable, related party	(246,596)	(364,673)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	9,808	600,760
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(314,238)	6,510,599
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,193)	-
Cash and cash equivalents at beginning of year	599,200	42,639
Cash and cash equivalents at end of period	496,135	599,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(103,065)	$556,561

(continued)

	For the year ended December 31,
	2009 (Consolidated)	2008 (Consolidated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$899,569	$331,695

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A convertible preferred stock to common stock	$-	$25

Discount on debt for intrinsic value of notes payable	$2,415,093	$1,861,241

Notes Payable issued for purchase of CUI, Inc.	$-	$31,500,000

Issuance of warrants for patents	$-	$91,190

Conversion of debt to common stock	$-	$550,000

Amortization of debt offering costs	$681,548	$425,968

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$548,170	$408,179

Reclassification of Derivative liability to Equity	$-	$10,841,928

See accompanying notes to financial statements

Waytronx, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Effective July 1, 2009, Waytronx acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. that includes an associated distribution network, both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development. These acquisitions provide a manufacturing component which allows Waytronx to manufacture some of its own products, such as the AMT encoder, in Japan.

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a consolidated net loss of $4,198,701 and an accumulated deficit of $54,757,578 for the year ended December 31, 2009.  The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements for 2009 include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. for the full year, and the partial year results of its wholly owned subsidiary CUI Japan and 49% owned Comex Electronics since acquisition on July 1, 2009. The consolidated financial statements for 2008 include the accounts of Waytronx, Inc. and its wholly owned subsidiary CUI, Inc. (for the period May 16, 2008 to December 31, 2008.  Waytronx, Inc., is hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
FASB Accounting Standards Codification No. 825 (“FASB ASC 825”), “Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value.  For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2009 due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At December 31, 2009 and 2008, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, at December 31, 2009, the Company held $26,166 in European foreign bank accounts and $112,223 in Japanese foreign bank accounts.  At December 31, 2008, the Company held $100,458 in European foreign bank accounts.

Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consist of the receivables associated with the revenue derived from product sales.  An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $135,000 at December 31, 2009 and 2008 is considered adequate.  Receivables are determined to be past due based on the payment terms of original invoices.  The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Inventory
Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  At December 31, 2009 and 2008 inventory is valued at $3,661,994 and $4,077,367, respectively.

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

The cost of furniture, equipment and software is depreciated over the estimated useful lives of the related assets.  Depreciation is computed using the straight-line method for financial reporting purposes.  The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Furniture and equipment	3 to 7 years
Software	3 to 5 years

Long-Lived Assets
Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.  The Company recorded an impairment expense of $10,698,169 related to goodwill and $136,811 related to capitalized patents during 2009.  During 2008, an impairment expense of $247,617 related to capitalized patents was recorded.

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

Intangible assets consist of the following as of December 31, 2009 and 2008:

	2009	2008
Technology rights	$5,126,406	$4,943,965
Accumulated amortization	(1,048,760)	(809,763)
Net	$4,077,646	$4,134,202

Patent costs	$464,350	$584,344
Accumulated amortization	(35,980)	(26,075)
Net	$428,370	$558,269

Debt offering costs	$2,044,646	$2,044,646
Accumulated amortization	(1,107,516)	(425,968)
Net	$937,130	$1,618,678

Goodwill	$22,058,208	$32,282,686
Accumulated amortization	(2,116)	(1,538)
Net	$22,056,092	$32,281,148

Other intangible assets	$107,724	$72,933
Accumulated amortization	(61,430)	(45,055)
Net	$46,294	$27,878

As of December 31, 2009, $5,126,406 of costs related to technology rights acquired since 2003 have been capitalized.  Technology rights are amortized over a twenty year life.

As of December 31, 2009, $464,350 of costs related to filing patent applications have been capitalized.  When patents are approved, the costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time. During 2009, the Company recognized an impairment on patents of $136,811.

As of December 31, 2009, $2,044,646 of debt offering costs related to the warrants issued for the personal guarantees provided on behalf of the Company to secure the $6,000,000 bank loan have been capitalized.  The debt offering costs are amortized over the life of the loan.

As of December 31, 2009, $22,058,208 of costs related to Goodwill have been capitalized.  Goodwill is reviewed regularly for impairment by management. During 2009, the Company recognized an impairment on Goodwill of $10,698,169.

As of December 31, 2009, $107,724 of costs related to other intangible assets have been capitalized and are being amortized over their useful lives.

Investment – Equity Method
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $181,313 as of December 31, 2009.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current assets	$5,660,329	$7,363,289
Non-current assets	934,900	750,102
Total Assets	$6,595,229	$8,113,391

Current liabilities	$4,130,172	$5,324,614
Non-current liabilities	1,661,271	1,144,221
Stockholders' equity	803,786	1,644,556
Total Liabilities and Stockholders' Equity	$6,595,229	$8,113,391

Revenues	$8,340,256	$8,606,050
Operating Loss	(379,286)	(37,125)
Net Loss	(395,644)	(101,008)
Company share of Net Loss at 10.47% (since acquisition)	(41,424)	(1,620)
Equity investment in affiliate	$79,075	$120,499

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

Patent Costs
The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents.  At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent.  If the patent is not approved, at that time the costs will be expensed.  A change in the estimate of the patent having a future beneficial value will impact the other assets and expense accounts.  During the years ended 2009 and 2008, the Company recorded impairment charges of $136,811 and $247,617 related to capitalized patents.

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

Stock-Based Compensation
The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”.  FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.

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

Revenues in connection with electronic devices, component, and test and measurement equipment are recognized at the time the product is shipped to the customer, collectability is reasonably assumed, the price is fixed and determinable and persuasive evidence of arrangement exists.

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $103,733 and $122,299 for the years ended December 31, 2009 and 2008, respectively.  The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves
A warranty reserve liability is recorded based on estimates of future costs on sales recognized.  There was no warranty reserve recorded at December 31, 2009 or 2008.

Advertising
The costs incurred for producing and communicating advertising are charged to operations as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was $544,146 and $421,096, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method of FASB Accounting Standards Codification No. 740 (“FASB ASC 740”), “Income Taxes”, ..  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for its operating losses generated during 2009 and 2008 based on uncertainties concerning the ability to generate taxable income in future periods.  There was no income tax receivable at December 31, 2009 and 2008.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net Loss Per Share
In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2009 and 2008, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2009 and 2008.  The following table summarizes the potential common stock shares at December 31, 2009 and 2008, which may dilute future earnings per share.

	2009	2008
Convertible preferred stock	252,715	252,715
Warrants and options	18,307,893	23,093,373
Convertible debt	76,200,000	76,400,000
	94,760,608	99,746,088

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009  and 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

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

The following information is presented for the year ended December 31, 2009 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex / CUI Japan	Other	Totals
Revenues from external customers	$15,466,992	$6,695,220	$2,976,799	$2,575,902	$1,136,837	$28,851,750
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$31	$17,981	$18,012
Equity in losses of unconsolidated affiliate	$-	$-	$-	$-	$(41,424)	$(41,424)

Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$-	$3,096,641	$3,096,641
Interest expense	$-	$-	$-	$31,815	$1,520,604	$1,552,419
Depreciation and amortization	$-	$-	$-	$16,815	$668,632	$685,447
Segment profit (loss)	$3,883,478	$1,023,816	$178,870	$(26,316)	$(9,269,340)	$(4,209,492)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$-	$686,237	$686,237
Impairment of goodwill	$-	$-	$-	$-	$10,698,169	$10,698,169
Impairment of patents	$-	$-	$-	$-	$136,811	$136,811
Gain on debt extinguishments	$-	$-	$-	$-	$11,834,055	$11,834,055
Segment assets	$-	$-	$-	$3,672,366	$35,133,941	$38,806,307
Foreign currency translation adjustments	$-	$-	$-	$(28,193)	$-	$(28,193)
Acquisition of Comex Electronics and CUI Japan	$-	$-	$-	$-	$103,589	$103,589
Expenditures for segment assets	$-	$-	$-	$25,403	$448,765	$474,168

The following information is presented for the year ended December 31, 2008 for operating segment activity (the Comex / CUI Japan segment did not exist in 2008 and as such is excluded from the following schedule):

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$11,973,552	$4,594,882	$2,171,699	$815,802	$19,555,935
Intersegment revenues	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$2,831,688	$2,831,688
Interest revenues	$-	$-	$-	$20,119	$20,119
Equity in losses of unconsolidated affiliate	$-	$-	$-	$(1,620)	$(1,620)
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$1,916,406	$1,916,406
Interest expense	$-	$-	$-	$1,362,416	$1,362,416
Depreciation and amortization	$-	$-	$-	$523,706	$523,706
Segment profit (loss)	$3,239,790	$559,380	$181,480	$(5,322,492)	$(1,341,842)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$678,228	$678,228
Segment assets	$-	$-	$-	$46,521,074	$46,521,074
Acquisition of CUI, Inc.	$-	$-	$-	$37,500,000	$37,500,000
Expenditures for segment assets	$-	$-	$-	$217,594	$217,594

Only the Comex / CUI Japan and Other operating segments hold assets individually.  The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

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

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

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

The following details the CUI Inc. acquisition:

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
$37,500,000

In May 2009, Waytronx and the debt holder of the $17,500,000 convertible seller’s note, IED, Inc., agreed to amend the $17,500,000 convertible seller’s note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduces the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized a gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.

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

The following table details the CUI Japan and Comex Electronics acquisitions:

Purchase price	$103,589
Cash	116,152
Accounts receivable, trade	1,154,278
Other receivables	203,604
Inventory	1,043,688
Other current assets	17,450
Property & equipment, net	302,518
Deposits and other assets	78,102
Technology rights	34,278
Investments - long term	102,541
Goodwill	473,692
Liabilities assumed	(3,380,314)
Noncontrolling interest	(42,400)
$103,589

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had both been completed as of January 1, 2009 and January 1, 2008, respectively:

	2009	2008
Gross revenue	$30,354,596	$32,866,123
Total expenses	35,134,466	34,029,710
Net profit (loss) before taxes	$(4,779,870)	$(1,163,587)
Less: Net profit (loss) - noncontrolling interest	$(287,629)	$61,158

Net profit (loss) - attributable to Waytronx Inc. before taxes	$(4,492,241)	$(1,224,745)
Earnings (loss) per share	$(0.03)	$(0.01)

4.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows at December 31, 2009 and 2008:

	2009	2008
Building	$390,008	$-
Equipment	1,888,711	1,451,099
Computer software	738,540	873,861
	3,017,259	2,324,960
Less accumulated depreciation	(1,614,731)	(1,079,757)
	$1,402,528	$1,245,203

Depreciation expense for the years ended December 31, 2009 and 2008 was $413,117 and $240,507, respectively.

5.	TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS
Upon the acquisition of CUI Inc., the Company obtained $51,222 in technology rights related to a proprietary internal power supply produce line.

The Company capitalized $182,441 of technology rights related to encoding and power technologies acquired during the year ended 2009.

The technology rights are amortized over the twenty-year estimated life of the technology, and at December 31, 2009 and 2008 were as follows:

	2009	2008
Technology rights	$5,126,406	$4,943,965
Accumulated amortization	(1,048,760)	(809,763)
Net	$4,077,646	$4,134,202

Amortization of technology rights during 2009 and 2008 was $238,998 and $238,513, respectively.  The estimated annual amortization expense is $256,320 for each of the next four years.  Management has evaluated the technology rights for impairment and believes there is no impairment of these technology rights at December 31, 2009.

6.	NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

	Original Principal	Notes Converted	Notes Repaid	Notes Amended	Balance 12/31/2009
Balance at 12/31/2008	$18,850,000	$-	$(50,000)	$(12,600,000)	$6,200,000
New notes in 2009	-	-	-	-	-
Total	$18,850,000	$-	$(50,000)	$(12,600,000)	$6,200,000

	Warrant Value	Amortization	Warrant Value Amended	Warrant Value Discount 12/31/2009
Balance at 12/31/2008	$5,711,395	$(2,146,353)	$(791,487)	$2,773,555
New notes in 2009	-	-	-	-
Total	$5,711,395	$(2,146,353)	$(791,487)	$2,773,555

Unamortized discount at 12/31/2009				$(2,773,555)

Convertible notes payable, net at 12/31/2009				$3,426,445

The holders of the convertible notes have a security interest to the extent of their principal and interest in all assets currently owned by Waytronx, including the patent portfolio.

During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes.  $1,650,000 ($650,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.  There is, however, a $0.20 per share minimum limit on the conversion price, which means that there is a limit on the number of shares that the company may be obligated to issue.  Additionally, each investor in the convertible promissory notes were issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of Waytronx, Inc. common stock as is equal in value to one tenth the principal investment.  Such value to be determined by the average per share closing bid price of Waytronx, Inc. common stock for the 10 days preceding the date of investment.  Of the remaining $1,800,000 notes, $700,000 ($400,000 of this amount has been repaid) of these notes are convertible to common stock at a per share price of $0.25 and $1,100,000 ($450,000 of this amount has been repaid and $25,000 extraordinary gain was recorded related to the settlement of $25,000 of the promissory note) are not convertible.  As of December 31, 2009, 3,468,132 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 6,502,135 common shares are held in reserve as issuable upon the conversion of the balance of the convertible promissory notes and the shares of common stock underlying the common stock purchase warrants and common shares underlying the warrants.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%, with a minimum interest rate of 4.50%, (4.50% at December 31, 2009), and is secured by personal Letters of Credit from related parties.  The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

A $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $369,516.  The current portion of this note is $170,852.  The net long term balance of this note is $13,342,476.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  In May 2009, Waytronx and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  There is a discount on debt relating to this note of $2,773,555.  The net long term balance of this note is $2,126,445.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $95,740 as of December 31, 2009.  The current portion of the capital lease is $53,128 as of December 31, 2009.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

Through the acquisition of CUI Japan and Comex Electronics, the Company has several notes payable.  Comex Electronics has a $397,540 with Seibu Shinyo Kinko Bank bearing interest at 3.075% and due March 18, 2019; $397,540 with 82 Bank bearing interest at 2.40% and due March 18, 2019; $280,941 with 82 Bank bearing interest at 2.90% and due August 19, 2015; $170,251 note with The Bank of Tokyo-Mitsubishi bearing interest at 1.975% and due June 28, 2011; $111,119 with The Bank of Tokyo-Mitsubishi bearing interest at 2.00% and due June 28, 2012; and $73,550 with The Bank of Tokyo-Mitsubishi bearing interest at 2.70% and due May 30, 2013; and $422,948 long term note payable with a vendor.  The current portion of these notes payable is $307,220 with a net long term portion of $1,546,669.

Comex Electronics has short term notes payable with 82 Bank of $214,869 bearing interest at 2.975% and due March 29, 2010, $42,974 bearing interest at 2.70% and due February 16, 2010, $42,974 bearing interest at 2.70% and due April 16, 2010; $53,717 with Seibu Shinyo Kinko Bank bearing interest at 2.85% and due February 28, 2010; $39,167 with a shareholder in the noncontrolled interest bearing 0% interest, and a $36,805 note payable with a vendor bearing 3.50% interest.  CUI Japan has short term notes payable with 82 Bank of $25,900 bearing interest of 2.85% and due March 1, 2010; and $107,091 with a shareholder in the noncontrolled interest bearing 0% interest.  The Comex Electronics and CUI Japan short term notes payable are included in the Demand notes payable balance on the balance sheet.

Comex Electronics has capital leases of $54,113 as of December 31, 2009.  The current portion of the capital leases is $18,445 as of December 31, 2009.  The capital leases are related to office equipment and vehicles.  The leases have various expiration dates through December 2014.

	2010	2011	2012	2013	2014	Later Years
Notes Payable Maturities:	$3,997,024	$26,181,570	$192,247	$154,228	$140,281	$398,535

7.	WORKING CAPITAL LINE OF CREDIT
At December 31, 2009, CUI, Inc. had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime rate plus 1.50 percentage points.  At December 31, 2009, the balance outstanding on the line of credit was $1,959,655.  At December 31, 2008, CUI, Inc. had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime rate less 0.25 percentage points, maturing July 1, 2009.  At December 31, 2008, the balance outstanding on the line of credit was $1,373,993. The Company is in default of a debt covenant on its $3,000,000 working capital line of credit with Key Bank.  The Company has received temporary forbearance of this default and management is actively working to resolve this default.

8.	COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company may be involved in certain legal actions arising from the ordinary course of business.  While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that any of these matters, or these matters in the aggregate, will have a material adverse effect on the financial position or results of operations.

Royalty and License Fee Agreements
There are no commitments owed under royalty and license fee agreements.  All royalty and license fees are paid in the month following the related sales transaction.

Employment Agreements
As of the year ended December 31, 2009, the following employment agreements were in place:

Chief Executive Officer, General Counsel, Director:  This employment agreement expires May 15, 2011.  The CEO’s annual salary is $240,000.  The CEO is eligible for annual bonuses and stock option grants.

President, Chief Operating Officer, Director:  This employment agreement expires May 15, 2011.  The President’s annual salary is $120,000.  The President is eligible for annual bonuses and stock option grants.

Chief Financial Officer:  This employment agreement expires May 15, 2011.  The CFO’s annual salary is $120,000.  The CFO is eligible for annual bonuses and stock option grants.

Chief Technical Officer:  This employment agreement expires May 15, 2011.  The CTO’s annual salary is $120,000.  The CTO is eligible for annual bonuses and stock option grants.

Senior Vice President:  This employment agreement expires May 15, 2011.  The SVP’s annual salary is $120,000.  The SVP is eligible for annual bonuses and stock option grants.

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

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000. During the fiscal year ending December 31, 2008, the monthly base rent was $39,900.

The Company also leases office space in Malmo, Sweden pursuant to a renewable lease that expires May 31, 2010.  The base rent is subject to periodic base lease payment increases, the Company is responsible for property taxes, maintenance and related VAT taxes.  During the year ended December 31, 2009, the monthly base rent was approximately $1,825.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company now has leased spaces in Tokyo, Japan, and owns a small manufacturing facility on leased land in Nagano, Japan.  One of the leased spaces in Tokyo, Japan expires August 31, 2011.  The monthly base rent for this space during the year ending December 31, 2009 was $3,436.  The other leased space in Tokyo, Japan expires in stages from May 7, 2011 to September 9, 2011.  During the year ending December 31, 2009, the monthly base rent for this space $6,546.  In conjunction with this lease, the Company also leases parking spaces.  This lease expires December 31, 2010 and the base monthly rent during the year ended December 31, 2009 was $486.  During the year ending December 31, 2009, the annual base rent for the land lease in Nagano, Japan was $2,772.

Rental expense was $623,156 and $433,705 in 2009 and 2008, respectively, and is included in selling, general and administrative on the statement of operations.

	2010	2011	2012	2013	2014	Later Years
Operating Leases:	$613,935	$550,375	$483,000	$484,000	$486,000	$813,000

Consulting Agreements
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

During 2009, 2,500,000 shares of common stock were issued for services performed by consultants.  $535,000 of consulting expense was recorded in relation to the stock issuance transactions based on the fair market value of the stock on the date of grant.  In addition, the consultants were paid fees of $162,500.

In September 2009, the Company engaged a consultant to provide services to the Company for a period of one year.  For these services, the consultant was paid a fee of $30,000 for the full term of the agreement.

In September 2009, the Company engaged a consultant to provide services to the Company.  For these services, the consultant was paid a fee of $7,500.

In October 2009, the Company engaged a consultant to provide strategic marketing services.  For these services, the consultant was paid a fee of $5,000 per month.

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

During 2009, there were no shares of Series A convertible preferred stock issued.
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

During 2009 and 2008, there were no shares of Series B convertible preferred stock issued and no shares were outstanding.  All other unregistered issuances of Series B Convertible Preferred Stock are described in the 10-KSB filing for the year-ended 2007.

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

During 2009, 1,129,220 shares of common stock were issued resulting from the exercise of warrants and options with proceeds of $22,979.

During 2009, 2,500,000 shares of common stock were issued for services performed by consultants.  $535,000 of consulting expense was recorded in relation to these transactions based on the fair market value of the stock on the date of grant.

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

A summary of the warrants issued to non-employees for services as of December 31, 2009 and 2008 and changes during the years is presented below:

	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	20,823,373	$0.13	17,058,373	$0.16
Granted	-	$-	6,390,000	$0.01
Exercised	(980,769)	$0.01	(2,550,000)	$0.04
Forfeited (expired)	(6,239,984)	$0.20	(75,000)	$0.25
Balance at end of period	13,602,620	$0.11	20,823,373	$0.13
Warrants exercisable at end of period	12,102,620	$0.12	17,823,373	$0.15
Weighted average fair value of warrants granted during the period		$-		$0.33

During 2009, warrants to purchase 6,239,984 shares of common stock expired during the year and are recorded as forfeited in the table above.  During 2008, warrants to purchase 75,000 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2009 and 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.01	6,302,135	0.66 Years	$0.01	4,802,135	$0.01
0.20	7,250,485	0.67 Years	0.20	7,250,485	0.20
0.25	50,000	0.00Years	0.25	50,000	0.25
	13,602,620			12,102,620

1,500,000 warrants outstanding with an exercise price of $0.01 had not vested as of December 31, 2009 and were therefore not included as exercisable.

Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	7,644,887	0.77 Years	$0.01	4,644,887	$0.01
0.20	12,950,485	0.28 Years	0.20	12,950,485	0.20
0.25	98,001	0.00 Years	0.25	98,001	0.25
0.33	30,000	0.00 Years	0.33	30,000	0.33
0.61	100,000	0.00 Years	0.61	100,000	0.61
	20,823,373			17,823,373

3,000,000 warrants outstanding with an exercise price of $0.01 had not vested as of December 31, 2008 and were therefore not included as exercisable.

Employee Stock Options and Warrants
The Company accounts for employee stock options and warrants in accordance with FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”, which requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  FASB ASC 718 also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation was recorded at fair value using the Black Scholes Pricing Model.  In adopting FASB ASC 718, the modified prospective application (“MPA”) was used.  MPA requires all new stock compensation to employees to be accounted for using fair value.  For any portion of awards made prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006 was recognized.  The fair value for these awards was determined based on the grant-date.  As of January 1, 2006, accrued compensation payable in common stock of $469,112 previously classified as a liability was reclassified as equity due to the implementation ofFASB ASC 718.

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

On May 15, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 1,500,000 shares of Common Stock to fund the Plan.  At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders.  At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered under Form S-8.

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

At December 31, 2009 there are no shares of common stock available under the 2005 Equity Incentive Stock Plan.  At December 31, 2009, there are 1,595,704 shares of common stock available under the 2008 Equity Incentive Stock Plan.

During the years ended 2009 and 2008, the Company recorded compensation expense of $35,942 and $79,545, respectively, for stock options that the requisite service was performed during the year.  The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

A summary of the warrants and options issued to employees and directors as of December 31, 2009 and 2008 and changes during the year are presented below:

	2009		2008
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	5,270,000	0.13	4,531,000	$0.13
Exercised	-	$-	(116,000)	$0.01
Expired	(1,900,000)	$0.24	(165,000)	$0.73
Forfeited	(80,000)	$0.19	-	$-
Granted	4,373,273	$0.24	1,020,000	$0.19
Balance at end of period	7,663,273	$0.17	5,270,000	$0.13
Exercised	6,205,273	$0.15	5,270,000	$0.13

As of December 31, 2009, there were 1,458,000 non-vested warrants and options issued to employees and directors.  There were no non-vested warrants and options issued to employees and directors as of December 31, 2008 or 2007.

The weighted average fair value of warrants and options granted during the periods are as follows:

	2009	2008
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$0.19
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$0.25	N/A

The fair value of warrants and options granted during 2009 was estimated on the dates of the grants using the following assumptions: dividend yield of 0%, expected volatilities of 99% - 135%, risk-free interest rates of 0.73% - 0.93%, and expected lives of 2 years.

The fair value of warrants and options granted during 2008 was estimated on the dates of the grants using the following approximate assumptions:  dividend yield of 0%, expected volatilities of 78% - 99%, risk-free interest rates of 0.03% - 1.64%, and expected lives of 0.25 - 2 years.

The following tables summarize information about employee stock warrants and options outstanding at December 31, 2009 and December 31, 2008:

Warrants and Options Outstanding December 31, 2009				Warrants and Options Exercisable December 31, 2009
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.01	2,350,000	0.05 Years	$0.01	2,350,000	$0.01
0.19	1,305,000	1.96 Years	0.19	1,305,000	0.19
0.25	4,008,273	6.17 Years	0.25	2,550,273	0.25
	7,663,273	8.18 Years	$0.17	6,205,273	$0.15

Warrants and Options Outstanding December 31, 2008				Warrants and Options Exercisable December 31, 2008
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	2,350,000	0.65 Years	$0.01	2,350,000	$0.01
0.19	1,020,000	5.84 Years	0.19	1,020,000	0.19
0.20 - 0.25	1,900,000	0.06 Years	0.24	1,900,000	0.24
	5,270,000	6.55 Years	$0.13	5,270,000	$0.13

10.	RELATED PARTY TRANSACTIONS
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

In May 2009, Waytronx and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  As a result, the Company recognized an extraordinary gain on the extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  As of December 31, 2009, there is a discount on debt related to this note of $2,773,555 and the net long term balance of this note is $2,126,445.

As an integrated part of the CUI asset acquisition, the Waytronx, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and Waytronx occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000. During the fiscal year ending December 31, 2008, the monthly base rent was $39,900.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

During 2008, the Company provided services and billed for those services to a related party controlled by James McKenzie.  During 2008, the revenue for those services is reported as other income totaling $138,477.

During 2009 and 2008, the Company recorded an investment loss of $41,424 and $1,620, respectively, related to its 10.47% interest in Test Products International (“TPI”).  During 2009 and 2008, the Company received principal and interest payments totaling $15,000 and $20,000, respectively, on a note receivable from TPI.  For further details regarding TPI, please see Note 2 discussion Investment in Affiliate.

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

During 2009, the Company paid $100,000 to an entity controlled by Colton Melby who is Chairman of the Board of Directors in settlement of a note payable of $125,000 and recognized a gain on the extinguishment of $25,542 related to the remaining principal and accrued interest.

During 2009, 416,667 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $4,167 by an entity controlled by Colton Melby who is Chairman of the Board of Directors.

11.	INCOME (LOSS) PER COMMON SHARE
In accordance with Statement of Financial Accounting Standards Codification 260, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2009 and 2008, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2009 and 2008.  The following table summarizes the potential common stock shares at December 31, 2009 and 2008, which may dilute future earnings per share.

	2009	2008
Convertible preferred stock	252,715	252,715
Warrants and options	18,307,893	23,093,373
Convertible debt	76,200,000	76,400,000
	94,760,608	99,746,088

The following table sets forth the computation of basic earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Net profit (loss) for the period attributable to Waytronx Inc.	$(4,198,701)	$(1,830,367)
Weighted average number of shares outstanding	168,531,862	161,888,206
Weighted average number of common and common equivalent shares	168,531,862	161,888,206

Basic earnings (loss) per share	$(0.02)	$(0.01)

The following table sets forth the computation of diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Net profit (loss) for the period attributable to Waytronx Inc.	$(4,198,701)	$(1,830,367)
Add: Adjustment for interest and discount
amortization on 4% convertible notes	—	—
12% convertible notes and discount amortization	—	—

Adjusted net profit (loss)	$(4,198,701)	$(1,830,367)

Weighted average number of shares outstanding	168,531,862	161,888,206
Add: Weighted average shares assumed to be issued
upon conversion of 4% convertible notes as of		—
the date of issuance	—	—
Warrants and options as of beginning of period	—	—
Warrants and options as of date of issue	—	—
12% convertible notes as of beginning of period	—	—
12% convertible notes as of date of issue	—	—
Weighted average number of common and common equivalent shares	168,531,862	161,888,206

Diluted earnings (loss) per share	$(0.02)	$(0.01)

12.	INCOME TAXES
The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2009, the Company had available net operating loss carry-forwards of approximately $34,360,000.  These operating loss carry-forwards expire in various years through the year ending December 31, 2029; however, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured.  The decrease in the valuation allowance for the year ended December 31, 2009 was approximately $186,000.  As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2009 and 2008, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2009	2008
Computed “expected” tax benefit	$(1,431,000)	$(622,000)
State tax benefit, net of federal effect	(184,000)	$(80,000)
Change in valuation allowance	4,932,000	$963,000
Equity instruments for services	(3,317,000)	$(261,000)
	$-	$-

For the periods ended December 31, 2009 and 2008, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	2009	2008
Deferred tax liability
Intangible assets	$4,102,000		$-

Deferred tax assets:
Net operating loss carryforwards	$(13,180,000)	$	(13,190,000)
Warrants issued to employees	(609,000)		(605,000)
Accrued expenses payable with common stock	—		86,000
Impairment of assets	—		(241,000)
Other	90,000		65,000
Valuation allowance	13,699,000		13,885,000

Net deferred tax assets	$-		$-

13.	CONCENTRATIONS
During 2009, 31% of revenues were derived from one customer.
During 2008, 33% of revenues were derived from one customer.

The Company’s major product lines in 2009 were external power, internal power, electro-mechanical and DSP based digital to analog and analog to digital test & measurement systems. The Company continues to work on the development of the WayCool technologies.  The Company’s major product lines in 2008 were external power, internal power, and electro-mechanical.

At December 31, 2009, of the gross trade accounts receivable totaling $4,808,382, 14% was due from one customer.
At December 31, 2008, of the gross trade accounts receivable totaling $2,897,416, 13% was due from one customer.

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

At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered under Form S-8.

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

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the year ended December 31, 2009, the Company granted 4,373,273 stock options to employees and directors with the following assumptions; exercise price of $0.19 - $0.25, volatility of 99% - 135%, risk free interest rate of 0.73% - 0.93% and a term of 2 years.  During the year ended December 31, 2008, the Company granted 1,020,000 stock options to employees with the following assumptions; exercise price of $0.19, volatility of 78% - 99%, risk free interest rate of 0.03% - 1.64% and a term of 0.25 - 2 years.

The following information is presented for the stock option activity for the year ended December 31, 2009:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,531,000	$0.13	3.13	$16,165
Exercised	(116,000)	$0.01
Expired	(165,000)	$0.73
Forfeited	-	$-
Granted	1,020,000	$0.19	9.11
Outstanding at December 31, 2008	5,270,000	$0.13	6.55	$2,350
Exercised	-	$-
Expired	(1,900,000)	$0.24
Forfeited	(80,000)	$0.19
Granted	4,373,273	$0.24	9.11
Outstanding at December 31, 2009	7,663,273	$0.17	8.18	$1,880
Outstanding exercisable at December 31, 2009	6,205,273	$0.15	7.91	$1,880

The weighted average fair value of warrants and options granted during the periods are as follows:

	2009	2008
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$0.19
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$0.25	N/A

15.	DERIVATIVE LIABILITY
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
Management has reviewed for subsequent events through March 31, 2010:

On January 1, 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 device.  The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 device.

On January 12, 2010, Comex Electronics secured short term loans with 82 Bank for approximately $209,000 bearing annual interest at 2.975% and approximately $26,000 bearing annual interest at 2.70%.

On January 15, 2010, Key Bank National Association extended the $3,000,000 line of credit to mature May 1, 2010.

On March 5, 2010, the Company entered into a consulting agreement with a firm that specializes in the development of power supply technologies.  The agreement provides the Company with exclusive rights to the consultants patent portfolio associated with the power supply technology for which the agreement was made.  The Consultant will receive fees for the research and development of products as well as royalties on sales of the products developed.

On March 10, 2010, Comex Electronics secured a short term loan with Seibu Bank for approximately $110,000 bearing annual interest of 3.85%.