Form 10-Q
period 2010-03-31
Waytronx, Inc.
filed 2010-05-07
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2010

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
YES ☐ NO ☐

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
YES ☐ NO ☒

As of March 31, 2010, there were 169,837,626 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$461,801	$496,135
Trade accounts receivable, net of allowance of $125,000 and $135,000, respectively	4,500,947	4,673,382
Other accounts receivable	50,322	88,425
Other accounts receivable, related party	190,951	188,790
Inventories, net of allowance of $235,000 and $100,000, respectively	3,787,402	3,661,994
Prepaid expenses and other	326,714	375,085
Total current assets	9,318,137	9,483,811

Property and equipment, net	1,422,513	1,402,528

Other assets:
Investment - equity method	93,690	79,075
Investments - long term	102,560	102,560
Technology rights, net	4,016,561	4,077,646
Patent costs, net	425,941	428,370
Other intangible assets, net	62,867	46,294
Deposits and other	145,401	113,350
Notes receivable, net	63,749	79,451
Debt offering costs, net	766,742	937,130
Goodwill, net	22,056,092	22,056,092
Total other assets	27,733,603	27,919,968
Total assets	$38,474,253	$38,806,307

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,831,490	$2,028,201
Preferred stock dividends payable	5,054	5,054
Demand notes payable	3,063,734	2,523,152
Accrued expenses	2,649,888	2,564,403
Accrued compensation	253,675	235,137
Unearned revenue	85,706	84,438
Notes payable, current portion due	7,001,827	1,003,793
Notes payable, related party, current portion due	129,161	170,852
Convertible notes payable, current portion due	300,000	300,000
Total current liabilities	15,320,535	8,915,030
Long term notes payable, net of current portion due of $376,827 and $71,573, respectively	1,514,024	7,624,948
Long term notes payable, related party, net of current portion due of $129,161 and $170,852 and discounts of $302,331 and $369,516, respectively	13,206,313	13,171,624
Long term convertible notes payable, related party, net of discounts of $2,269,272 and $2,773,555, respectively	3,630,728	3,126,445
Total liabilities	33,671,600	32,838,047

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at March 31, 2010 and December 31, 2009, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 169,837,626 and 169,837,626 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	169,838	169,838
Additional paid-in capital	60,543,383	60,541,742
Accumulated deficit	(55,919,517)	(54,746,787)
Accumulated other comprehensive income (loss)	(26,439)	(28,193)
Total stockholders' equity	4,767,316	5,936,651
Noncontrolling interest	35,337	31,609
Total liabilities and stockholders' equity	$38,474,253	$38,806,307

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the three months ended March 31,
	2010	2009
Revenues:
Product Sales	$7,648,658	$6,087,403
Revenue from freight	20,147	37,647
Total revenue	7,668,805	6,125,050
Cost of revenues	4,826,439	3,656,155

Gross profit	2,842,366	2,468,895

Operating expenses
Selling, general and administrative	2,829,035	2,371,165
Research and development	81,158	83,399
Bad debt	10,890	37,743
Total operating expenses	2,921,083	2,492,307

Profit (loss) from operations	(78,717)	(23,412)

Other income (expense)
Other income	56,395	45,485
Other expense	(27,489)	(33)
Investment income (loss)	14,615	(8,058)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(741,855)	(838,771)
Interest expense	(387,533)	(461,926)
Total other income (expense), net	(1,085,867)	(1,263,303)

Income (loss) before taxes	(1,164,584)	(1,286,715)
Provision for taxes	4,418	-
Consolidated Net profit (loss)	(1,169,002)	(1,286,715)

Less: Net profit (loss) - noncontrolling interest	3,728	-

Net profit (loss) - attributable to Waytronx Inc.	(1,172,730)	(1,286,715)
Other comprehensive profit (loss)
Foreign currency translation adjustment	$1,754	$-
Comprehensive profit (loss)	$(1,170,976)	$(1,286,715)
Basic and diluted profit (loss) per common share	$(0.01)	$(0.01)
Basic weighted average common and common equivalents shares outstanding outstanding	169,837,626	166,584,406

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,172,730)	$(1,286,715)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Stock, warrants, options and notes issued for compensation and services	1,641	84,212
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	741,855	838,771
Non-cash (profit) loss on equity method investment	(14,615)	8,058
Bad debt expense	10,890	37,743
Amortization of technology rights	61,085	59,628
Amortization of patent costs	4,354	4,474
Amortization of website development	3,578	3,578
Loss on disposal of assets	500	-
Net profit (loss) - noncontrolling interest	3,728	-
Depreciation	114,952	93,332
Amortization	500	193
(Increase) decrease in assets:
Trade accounts receivable	161,545	(18,542)
Other accounts receivable	38,103	-
Other accounts receivable, related party	(2,161)	(209)
Inventory	(125,408)	447,903
Prepaid expenses and other current assets	48,115	(192,052)
Deposits and other assets	(32,051)	19,477
Increase (decrease) in liabilities:
Accounts payable	(196,711)	(440,978)
Accrued expenses	85,485	(32,210)
Accrued compensation	18,538	(60,624)
Deferred revenues	1,268	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(247,539)	(433,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon merger, net of cash received	-	-
Cash received from acquisition, net of cash paid	-	-
Investment in technology rights and development	(20,651)	-
Investment in patents	(1,925)	(901)
Proceeds from Notes Receivable	15,958	-
Purchase of property and equipment	(135,437)	(21,263)
NET CASH USED IN INVESTING ACTIVITIES	(142,055)	(22,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	540,582	136,217
Proceeds from notes and loans payable	-	(11,948)
Proceeds from notes and loans payable, related party	-	-
Payments on notes and loans payable	(112,890)	-
Payments on notes and loans payable, related party	(74,186)	(103,353)
Proceeds from sales of common stock and exercise of warrants and options, net of offering costs	-	4,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	353,506	25,816
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,754	-
Cash and cash equivalents at beginning of year	496,135	599,200
Cash and cash equivalents at end of period	461,801	168,891
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(34,334)	$(430,309)

(continued)

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the three months ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$275,221	$331,304

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debt for intrinsic value of convertible notes payable	$571,467	$668,384

Amortization of debt offering costs	$170,388	$170,387

See accompanying notes to financial statements

Waytronx, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2009 as well as filings made related to the acquisition of CUI, Inc.

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

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had a consolidated net loss of $1,169,002 and cash used in operations of $247,539 for the three months ended March 31, 2010 and an accumulated deficit of $55,919,517 as of March 31, 2010.  The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

2.           ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in 2010 and 2009 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (for the period July 1, 2009 to March 31, 2010) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of March 31, 2010.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At March 31, 2010, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, the Company maintained balances of $285,087 in foreign financial institutions.

Accounts Receivable
The Company grants credit to its customers, with standard terms of Net 30 days.  Other credit terms are available based upon a review of the customer’s financial strength.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Inventory
Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  Inventory consists of finished goods and un-finished products.

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

Intangible assets consist of the following as of March 31, 2010:

Technology Rights	$5,126,406
Accumulated amortization	(1,109,845)
Net	$4,016,561

Patent costs	$466,275
Accumulated amortization	(40,334)
Net	$425,941

Debt offering costs	$2,044,646
Accumulated amortization	(1,277,904)
Net	$766,742

Goodwill	$22,058,208
Accumulated amortization	$(2,116)
Net	$22,056,092

Other intangible assets	$128,375
Accumulated amortization	(65,508)
Net	$62,867

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $183,474 as of March 31, 2010.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of March 31, 2010 is as follows:

Current assets	$6,055,359
Non-current assets	909,630
Total Assets	$6,964,989

Current liabilities	$4,428,573
Non-current liabilities	1,593,039
Stockholders' equity	943,377
Total Liabilities and Stockholders' Equity	$6,964,989

Revenues	$2,334,223
Operating profit	115,138
Net profit	139,591
Company share of Net Profit at 10.47%	14,615
Equity investment in affiliate	$93,690

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

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2010 and 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

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

The following information is presented for the three months ended March 31, 2010 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex / CUI Japan	Other	Totals
Revenues from external customers	$3,746,168	$1,343,189	$1,166,552	$1,167,562	$245,334	$7,668,805
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7,465	$3,778	$11,243
Equity in profits of unconsolidated affiliate	$-	$-	$-	$-	$14,615	$14,615
Interest expense - intrinsic value of convertible debt and amortization of debt discount	$-	$-	$-	$-	$741,855	$741,855
Interest expense	$-	$-	$-	$23,293	$364,240	$387,533
Depreciation and amortization	$-	$-	$-	$4,765	$179,704	$184,469
Segment profit (loss)	$1,067,421	$335,921	$111,166	$(698)	$(2,682,812)	$(1,169,002)
Other significant non-cash items:
Stock, warrants and notes issued for compensation and services	$-	$-	$-	$-	$1,641	$1,641
Segment assets	$-	$-	$-	$4,264,314	$34,209,939	$38,474,253
Foreign currency translation adjustments	$-	$-	$-	$1,754	$-	$1,754
Expenditures for segment assets	$-	$-	$-	$26,052	$131,961	$158,013

The following information is presented for the three months ended March 31, 2009 for operating segment activity (the Comex/CUI Japan segment did not exist as of March 31, 2009 and as such is excluded from the following schedule):

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 is not expected to have a material impact on the condensed consolidated financial statements.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of Accounting Standards Update 2009-05 did not have a material impact on the condensed consolidated financial statements.

3.           ACQUISITION

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

The table below summarizes the unaudited pro forma information of the results of operations for Comex Electronics and CUI Japan for the three months ended March 31, 2009 as though the acquisition had been completed as of January 1, 2009:

2009
Gross revenue	$6,863,962
Total expenses	8,211,062
Net profit (loss) before taxes	$(1,347,100)
Less: Net profit (loss) - noncontrolling interest	$(16,093)
Net profit (loss) - attributable to Waytronx Inc. before taxes	$(1,331,007)
Earnings per share	$(0.01)

4.           INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months ended March 31, 2010 and 2009 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At March 31, 2010 and 2009, respectively, 95,559,608 and 102,536,736 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  These are excluded from computing the diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net profit (loss) for the period attributable to Waytronx, Inc.	$(1,172,730)	$(1,286,715)
Weighted average number of shares outstanding	169,837,626	166,584,406
Weighted average number of common and common equivalent shares	169,837,626	166,584,406

Basic earnings (loss) per share	$(0.01)	$(0.01)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net profit (loss) for the period attributable to Waytronx, Inc.	$(1,172,730)	$(1,286,715)
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)	-	-
12% convertible notes and discount amortization		-
Adjusted net income (loss)	$(1,172,730)	$(1,286,715)

Weighted average number of shares outstanding	169,837,626	166,584,406
Add: Weighted average shares assumed to be Issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	-	-
Warrants and options as of beginning of period	-	-
Warrants and options as of date of issue	-	-
12% convertible notes as of beginning of period	-	-
12% convertible notes as of date of issue	-	-
Weighted average number of common and common equivalent shares	169,837,626	166,584,406

Diluted earnings (loss) per share	$(0.01)	$(0.01)

5.           INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the three months ended March 31, 2010 and 2009 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.           WORKING CAPITAL LINE OF CREDIT

At March 31, 2010, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate plus 1.50 percentage points (4.75% at March 31, 2010).  At March 31, 2010, the balance outstanding on the line of credit was $1,860,285.  At March 31, 2010, the Company is out of compliance with a debt covenant related to this loan.  The Company is actively working to resolve this situation.  In April 2010, the working capital line of credit was extended to July 1, 2010.

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

At December 31, 2009, there were 1,458,000 non-vested stock options.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the three months ended March 31, 2010, there were no stock options or warrants granted.

The following information is presented for the stock option activity for the three months ended March 31, 2010:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	7,663,273	$0.17	8.19 years
Exercised	-	$-
Expired	-	$-
Forfeited	(65,000)	$0.19
Granted	-	$-
Outstanding at March 31, 2010	7,598,273	$0.17	8.43 years
Outstanding exercisable at March 31, 2010	7,004,273	$0.16	8.38 years

The weighted average fair value of options granted during the periods are as follows:

	2010	2009
Exercise price lower than the market price	N/A	$-
Exercise price equaled the market price	N/A	$-
Exercise price exceeded the market price	N/A	$0.19
Exercise price exceeded the market price	N/A	$0.25

The following information is presented for the warrant activity for the three months ended March 31, 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	13,602,620	$0 .11
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2010	13,602,620	$0 .11	1.09 Years
Outstanding exercisable at March 31, 2010	12,102,620	$0 .12	1.09 Years

8.           NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default.  In August 2008, the Company obtained extensions of twelve months on all notes in default.  In September 2009, the Company obtained an extension to November 2011 on the balance remaining.  At March 31, 2010, $1,000,000 was included in Long term convertible notes payable, related party.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from an entity controlled by a related party.  During the year ended December 31, 2009 the related party portion of $125,000 was extinguished.   As of March 31, 2010, there was $625,000 remaining outstanding.  This is included in Notes payable, current portion due.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due. In December 2009, the Company obtained an extension to June 30, 2010 on the balance remaining.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  The balance outstanding as of March 31, 2010 was $300,000.  This balance is included in Convertible notes payable, current portion due.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%  with a 5.50% minimum rate (5.50% at March 31, 2010), and is secured by personal Letters of Credit from related parties.  At March 31, 2010, the Company is out of compliance with a debt covenant related to this loan.  As a result of the default, the Company has recorded this debt under current liabilities.  The Company is actively working to resolve this situation.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $302,331.  The current portion of this note is $129,161 and is included in Notes payable, related party, current portion due.  The net long term balance of this note is $13,206,313 and is included in Long term notes payable, related party.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the $17,500,000 convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. As of March 31, 2010, there is a discount on debt related to this note of $2,269,272.  The net long term balance of this note is $2,630,728 and is included in Long term convertible notes payable, related party.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $82,838 as of March 31, 2010.  The current portion of the capital lease note is $54,158 as of March 31, 2010.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease expires September 1, 2011.

Through the acquisition of Comex Electronics and CUI Japan, the Company has current notes payable of $306,167 and long term notes payable of $1,452,345.  These notes have interest rates as of March 31, 2010 ranging from 1.975%.00% to 3.85% and term dates from April 2010 to March 2019.  Through Comex Electronics, the Company also has capital leases payable of $49,501 related to equipment and vehicles and is secured by the same.  The current portion of the capital leases is $16,502 as of March 31, 2010.  The capital leases have various expiration dates through December 2014.

9.           SUBSEQUENT EVENTS

On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI Inc. for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 1,000,000 shares of the company’s common stock at the stated conversion rate of $0.07 per share.  The Company will recognize a gain on the settlement of debt of $5,630,500 for the second quarter of 2010.

On April 1, 2010, two convertible note holders converted a total of $1,250,000 in principal and $242,559 in accrued interest on their notes into 14,134,085 shares of the company’s common stock.

On April 20, 2010, Key Bank National Association extended the $3,000,000 line of credit to mature July 1, 2010.

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

During the three months ended March 31, 2010, Waytronx continued to incur losses from operations.  A net loss attributable to Waytronx Inc. of $1,172,730 was incurred for the three months ended March 31, 2010.  The net loss is primarily the result of interest expenses (both cash and non-cash) associated with debt.

The Company is in default of a debt covenant on its $3,000,000 working capital line of credit with Key Bank.  In April 2010, the working capital line of credit was extended to July 1, 2010.  Management is actively working to resolve this default.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

Management has continued to raise the capital needed to fund the development and marketing of its products as well as the acquisitions of CUI Japan and Comex Electronics during 2009 and the first three months of 2010.  During the three months ended March 31, 2010, the Company has utilized the bank line of credit to fund operations.  It is anticipated that Waytronx, CUI, CUI Japan and Comex Electronics will continue to develop and expand the technology and product lines which may require additional funding.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at March 31, 2010 are $461,801, and there is net working capital deficit of $6,002,398.  Operations and investments in patents and equipment have been funded through cash from operations, and the bank line of credit during the three month period.

Cash used in operations
Operating requirements generated a negative cash flow from operations of $247,539 for the three months ended March 31, 2010, versus a negative cash flow from operations of $433,961 for the same period last year.  The improvement in cash used in operations is primarily the result of a decrease in stock, warrants, options and notes issued for compensation and services, a decrease in non-cash interest expense, a net profit on securities available for sale, a decrease in bad debt expense, increase in depreciation, a decrease in trade accounts receivable, a decrease in other accounts receivable, a increase in inventory levels, decreased prepaid expenses, increase in deposits and other current assets, decreases in accounts payable, increases in accrued expenses, and an increase in accrued compensation.

During the first three months of 2010 and 2009 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first three months of 2010 and 2009, a total of $1,641 and $84,212, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As the Company focuses on technology development and product line additions during 2010, it will continue to fund research and development together with related sales and marketing efforts for WayCool, GASPT2, digital power and its other electromechanical products.  The Company does not expect to record significant revenue from the WayCool technology until this product line is fully developed and licensing agreements for the manufacture and sale of its products are in place and operational.

Capital Expenditures and Investments
The Company invested $20,651 in other intangible assets related to products during the first three months of 2010 as compared to $0 for the same period last year.

Waytronx invested $1,925 in patent costs during the first three months of 2010 as compared to $901 for the same period last year.  It is expected that investment in patent costs will continue throughout 2010 as patents are pursued in order to protect the rights to use its product developments.

During the first three months of 2010 and 2009, there was $135,437 and $21,263 investment in property and equipment, respectively.

Financing activities
During the first three months of 2010, the Company received proceeds of $540,582 from the bank working line of credit, and the Company issued payments of $112,890 of payments were made against notes and loans payable, and $74,186 of payments were made against notes and loans payable, related party.  Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2009 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of March 31, 2010 the Company had an accumulated deficit of $55,919,517.

The Company may seek to raise additional capital for the commercialization of its WayCool, GASPT2, digital power and its other electromechanical products.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of March 31, 2010 CUI Inc. maintained a line of credit with Key Bank granting borrowings of up to $3,000,000 with interest payable monthly at the bank’s prime lending rate plus 1.50 percentage points.  At March 31, 2010, the Company is out of compliance with a debt covenant related to this loan.  The Company is actively working to resolve this situation.  In April 2010, the working capital line of credit was extended to July 1, 2010.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

The Company expects the revenues from CUI, Inc., CUI Japan and Comex Electronics to help cover operating and other expenses for the next twelve months of operations.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the three months ended March 31, 2010 and 2009, revenue was $7,668,805 and $6,125,050, respectively.  The revenue for the three months ended March 31, 2010 is comprised of $6,481,001 from CUI products, $1,167,562 from CUI Japan and Comex Electronics products, $20,147 for freight, and $95 from RediAlert™ products.  The revenue for the three months ended March 31, 2009 is comprised of $6,060,901 from CUI products, $37,647 for freight, $26,502 from RediAlert™ products.

Cost of revenue
The cost of revenue for the three months ended March 31, 2010 and 2009, was 4,826,439 and 3,656,155, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the three months ended March 31, 2010 compared to the same period in 2009, SG&A expenses increased $457,870.  The increase is primarily associated with the SG&A expenses associated with the operations of CUI Japan and Comex Electronics and their operations and increased expenses associated with the increase in overall business.

Research and Development
The research and development costs are related to the development of technology and products.  Research and development costs were $81,158 and $83,399, for the three months ended March 31, 2010 and 2009, respectively.

Bad Debt
The bad debt expense for the three months ended March 31, 2010 and 2009 was $10,890 and $37,743, respectively.  The bad debt expense for both periods relates to miscellaneous customers.

Other Income
Other income for the three months ended March 31, 2010, consisted of $19,579 gain on foreign exchange, $16,712 recovery of bad debts, $11,243 interest income, $6,090 of rental income, and $2,771 of miscellaneous income.  Other income for the three months ended March 31, 2009, consisted of $29,200 for services billed to a related party, $6,818 for interest income, $8,883 gain on foreign exchange, and $584 in other income.

Investment Income
The Company recognized income of $14,615 on equity investment in an affiliate for the three months ended March 31, 2010.  For the same period ended 2009, the Company recognized a loss of $8,058.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $741,855 and $838,771, for the three months ended March 31, 2010 and 2009, respectively, for the amortization of debt discount and debt offering costs.  The decrease in expense in 2010 is related to the reduction in the debt discount related to the 2009 reduction of debt and related debt discount associated with the convertible note used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $387,533 and $461,926 for the three months ended March 31, 2010 and 2009, respectively is for interest on the secured convertible notes payable, bank operating line of credit, bank loans, and secured and unsecured promissory notes.  The decrease is primarily due to the reduction of debt in 2009 through debt settlements and principal payments.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three months ended March 31, 2010 and 2009, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 is not expected to have a material impact on the condensed consolidated financial statements.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of Accounting Standards Update 2009-05 did not have a material impact on the condensed consolidated financial statements.

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

Common Stock Issued

During the three months ended March 31, 2010, the Company issued no common stock.

Common Stock Issuable

During the three months ended March 31, 2010, the Company recorded no shares of common stock issuable.

Item 3.  Defaults upon Senior Securities.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation.  As of this date, the Bank has not called the loan.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

No reports on Form 8-K were filed during the three months ended March 31, 2010.

Item 6.  Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
10.2[2]	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.3[2]	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.4[2]	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.5[2]	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC, and Capital Management Group, Inc., dated February 3, 2004.
10.6[2]	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.17[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from inventor to CH Capital.
10.18[5]	Assignment, dated February 16, 2005, of Registrant’s technology patents ownership from CH Capital to Company.
10.22[5]	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan to Registrant.
10.23[6]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.25[7]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.28[9]	Waytronx, Inc. 2008 Equity Incentive Plan.
15.2[11]	Letter re unaudited interim financial information.
21.1[10]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.5	Proxy Statement and Notice of 2009 Annual Shareholder Meeting filed with the Commission on August 10, 2009.
31.1[11]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2[11]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[11]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[11]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 7th day of May 2010.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer