Form 10-Q
period 2010-06-30
Waytronx, Inc.
filed 2010-08-16
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2010

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
YES ☐ NO ☒

As of June 30, 2010, there were 184,971,711 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$105,239	$496,135
Trade accounts receivable, net of allowance of $125,000 and $135,000, respectively	5,783,639	4,673,382
Other accounts receivable	94,887	88,425
Other accounts receivable, related party	193,163	188,790
Inventories, net of allowance of $280,000 and $100,000, respectively	4,307,638	3,661,994
Prepaid expenses and other	319,953	375,085
Total current assets	10,804,519	9,483,811

Property and equipment, net	1,408,652	1,402,528

Other assets:
Investment - equity method	100,947	79,075
Investments - long term	102,588	102,560
Technology rights, net	3,955,477	4,077,646
Patent costs, net	423,993	428,370
Other intangible assets, net	58,956	46,294
Deposits and other	147,353	113,350
Notes receivable, net	47,980	79,451
Debt offering costs, net	596,355	937,130
Goodwill, net	22,056,092	22,056,092
Total other assets	27,489,741	27,919,968
Total assets	$39,702,912	$38,806,307

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,125,580	$2,028,201
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,925,212	2,523,152
Accrued expenses	2,345,115	2,564,403
Accrued compensation	348,311	235,137
Unearned revenue	138,847	84,438

Notes payable, current portion due	7,018,695	1,003,793
Notes payable, related party, current portion due, net of discounts of $235,147 and $0, respectively	13,370,574	170,852
Convertible notes payable, current portion due	50,000	300,000
Total current liabilities	28,327,388	8,915,030
Long term notes payable, net of current portion due of $70,540 and $71,573, respectively	1,496,177	7,624,948
Long term notes payable, related party, net of current portion due of $0 and $170,852 and discounts of $0 and $369,516, respectively	-	13,171,624
Long term convertible notes payable, related party, net of discounts of $0 and $2,773,555, respectively	-	3,126,445
Total liabilities	29,823,565	32,838,047

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at June 30, 2010 and December 31, 2009, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 184,971,711 and 169,837,626 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	184,972	169,838
Additional paid-in capital	62,115,261	60,541,742
Accumulated deficit	(52,431,337)	(54,746,787)
Accumulated other comprehensive income (loss)	(46,531)	(28,193)
Total stockholders' equity	9,822,416	5,936,651
Noncontrolling interest	56,931	31,609
Total liabilities and stockholders' equity	$39,702,912	$38,806,307

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product Sales	$10,699,960	$6,016,499	$18,348,618	$12,103,902
Revenue from freight	16,267	19,291	36,414	56,938
Total revenue	10,716,227	6,035,790	18,385,032	12,160,840
Cost of revenues	6,793,695	3,605,400	11,620,134	7,261,555

Gross profit (loss)	3,922,532	2,430,390	6,764,898	4,899,285

Operating expenses
Selling, general and administrative	3,141,413	2,453,871	5,970,448	4,825,036
Research and development	115,248	72,665	196,406	156,064
Bad debt	7,815	13,811	18,705	51,554
Impairment of goodwill	-	10,698,169	-	10,698,169
Total operating expenses	3,264,476	13,238,516	6,185,559	15,730,823

Profit (loss) from operations	658,056	(10,808,126)	579,339	(10,831,538)

Other income (expense)
Other income	13,392	52,997	69,787	98,482
Other expense	(57,953)	(145,169)	(85,442)	(145,202)
Investment income (loss)	7,257	(63,985)	21,872	(72,043)
Gain on debt extinguishments	5,630,500	11,834,055	5,630,500	11,834,055
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(2,506,844)	(774,160)	(3,248,699)	(1,612,931)
Interest expense	(301,301)	(377,799)	(688,834)	(839,725)
Total other income (expense), net	2,785,051	10,525,939	1,699,184	9,262,636

Income (loss) before taxes	3,443,107	(282,187)	2,278,523	(1,568,902)
Provision for taxes	-	-	4,418	-
Consolidated Net profit (loss)	3,443,107	(282,187)	2,274,105	(1,568,902)
Less: Net profit (loss) - noncontrolling interest	(45,073)	-	(41,345)	-

Net profit (loss) - attributable to Waytronx Inc.	3,488,180	(282,187)	2,315,450	(1,568,902)
Less: Preferred stock dividends	-	-	-	-

Net profit (loss) allocable to common stockholders	$3,488,180	$(282,187)	$2,315,450	$(1,568,902)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$(20,092)	$-	$(18,338)	$-
Comprehensive profit (loss)	$3,468,088	$(282,187)	$2,297,112	$(1,568,902)
Basic and diluted profit (loss) per common share	$0.02	$-	$0.01	$(0.01)
Diluted profit (loss) per common share	$0.02	$-	$0.01	$(0.01)
Basic weighted average common and common equivalents shares outstanding	184,971,711	166,963,422	177,446,475	166,774,961
Fully diluted weighted average common and common equivalents shares outstanding	192,504,805	166,963,422	184,554,741	166,774,961

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$2,315,450	$(1,568,902)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	26,093	220,758
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	3,248,699	1,612,931
Non-cash (profit) loss on equity method investment	(21,872)	72,043
Bad debt expense	18,705	51,554
Amortization of technology rights	122,169	119,256
Amortization of patent costs	8,707	9,392
Amortization of website development	7,156	7,156
Impairment of goodwill	-	10,698,169
Impairment of patents	-	136,811
Gain on settlements of debt	(5,630,500)	(11,834,055)
Loss on disposal of assets	500	-
Net profit (loss) - noncontrolling interest	(41,345)	-
Depreciation	243,758	188,410
Amortization	833	385
(Increase) decrease in assets:
Trade accounts receivable	(1,128,962)	327,363
Other accounts receivable	(6,462)	-
Other accounts receivable, related party	(4,373)	-
Inventory	(645,644)	987,360
Prepaid expenses and other current assets	56,774	(113,660)
Investments - long term	(28)	-
Deposits and other assets	(34,003)	40,411
Increase (decrease) in liabilities:
Accounts payable	97,379	(348,292)
Accrued expenses	873,772	178,182
Accrued compensation	113,174	(159,137)
Deferred revenues	54,409	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(325,611)	626,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights and development	(20,651)	(102,441)
Investment in patents	(4,330)	(17,555)
Proceeds from Notes receivable	29,829	(337,725)
Payments from Notes receivable	-	40,435
Purchase of property and equipment	(250,382)	(75,833)
NET CASH USED IN INVESTING ACTIVITIES	(245,534)	(493,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable	402,060	-
Payments on demand notes payable	-	(305,319)
Payments on notes and loans payable	(113,869)	(24,128)
Payments on notes and loans payable, related party	(156,271)	(226,845)
Proceeds from conversion of debt to non-controlling interest	66,667	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	-	4,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	198,587	(551,392)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,338)	-
Cash and cash equivalents at beginning of year	496,135	599,200
Cash and cash equivalents at end of period	105,239	180,824
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(390,896)	$(418,376)

(continued)

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the six months ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$561,956	$540,151

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debt for intrinsic value of convertible notes payable	$2,907,924	$1,272,157

Amortization of debt offering costs	$340,775	$340,774

Conversion of debt to common stock	$242,559	$-

Conversion of accrued liabilities to common stock	$1,320,000	$-

Common stock issuable for consulting services and compensation and accrued liabilities payable in common stock	$-	$95,000

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

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we used cash in operations of $325,611 for the six months ended June 30, 2010, had an accumulated deficit of $52,431,337 and working capital deficiency of $17,522,869 as of June 30, 2010.  The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (for the period July 1, 2009 to June 30, 2010) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of June 30, 2010.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At June 30, 2010, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, the Company maintained balances of $105,239 in foreign financial institutions.

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

Intangible assets consist of the following as of June 30, 2010:

Technology Rights	$5,126,406
Accumulated amortization	(1,170,929)
Net	$3,955,477

Patent costs	$468,680
Accumulated amortization	(44,687)
Net	$423,993

Debt offering costs	$2,044,646
Accumulated amortization	(1,448,291)
Net	$596,355

Goodwill	$22,058,208
Accumulated amortization	(2,116)
Net	$22,056,092

Other intangible assets	$128,375
Accumulated amortization	(69,419)
Net	$58,956

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has trade receivables of $394 and a demand receivable of $185,686 from TPI as of June 30, 2010.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2010 is as follows:

Current assets	$4,476,082
Non-current assets	1,010,216
Total Assets	$5,486,298

Current liabilities	$2,600,510
Non-current liabilities	1,529,198
Stockholders' equity	1,356,590
Total Liabilities and Stockholders' Equity	$5,486,298

Revenues	$4,951,788
Operating income	212,739
Net income	208,907
Company share of Net Profit at 10.47%	21,872
Equity investment in affiliate	$100,947

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

The following information is presented for the six months ended June 30, 2010 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex (Japan)	Other	Totals
Revenues from external customers	$9,750,027	$3,917,750	$2,139,023	$2,015,154	$563,078	$18,385,032
Intersegment revenues				$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7,481	$7,436	$14,917
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$21,872	$21,872
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$3,248,699	$3,248,699
Interest expense	$-	$-	$-	$38,192	$650,642	$688,834
Depreciation and amortization	$-	$-	$-	$16,127	$366,496	$382,623
Segment profit (loss)	$2,880,250	$893,986	$335,789	$(79,936)	$(1,755,984)	$2,274,105
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$26,093	$26,093
Gain on debt extinguishments					$5,630,500	$5,630,500
Segment assets	$-	$-	$-	$3,916,167	$35,786,745	$39,702,912
Foreign currency translation adjustments	$-	$-	$-	$(18,338)	$-	$(18,338)
Expenditures for segment assets	$-	$-	$-	$27,707	$247,656	$275,363

The following information is presented for the six months ended June 30, 2009 for operating segment activity (the Comex/CUI Japan segment did not exist as of June 30, 2009 and as such is excluded from the following schedule):

	External Power	Internal Power	Industrial Controls	Other	Totals
Revenues from external customers	$7,096,840	$3,074,128	$1,326,626	$663,246	$12,160,840
Intersegment revenues				$-	$-
Derivative income	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$13,985	$13,985
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$(72,043)	$(72,043)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs andamortizatin of debt discount	$-	$-	$-	$1,612,931	$1,612,931
Interest expense	$-	$-	$-	$839,725	$839,725
Depreciation and amortization	$-	$-	$-	$324,599	$324,599
Segment profit (loss)	$1,748,506	$319,079	$58,754	$(3,695,241)	$(1,568,902)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$220,758	$220,758
Impairment of goodwill	$-	$-	$-	$10,698,169	$10,698,169
Impairment of patents	$-	$-	$-	$136,811	$136,811
Gain on debt extinguishments	$-	$-	$-	$11,834,055	$11,834,055
Segment assets	$-	$-	$-	$35,349,071	$35,349,071
Expenditures for segment assets	$-	$-	$-	$195,829	$195,829

Only the Comex/CUI Japan and Other operating segments hold assets individually.  The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Reclassification
Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures.

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

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

Subsequent Events Disclosure:    On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or consolidated results of operations.

3.           ACQUISITION

On July 1, 2009, Waytronx acquired Comex Instruments, Ltd. and 49% of Comex Electronics, Ltd., for approximately $260,000.  Comex Instruments, Ltd. shall become CUI Japan, Ltd.  The acquisition was secured by an initial payment of approximately $103,589 to acquire Comex Instruments and 49% of Comex Electronics.  The terms of the acquisition called for three equal annual payments over the next three years to acquire the remaining 51% of Comex Electronics.  The terms of acquisition have been amended to allow Waytronx to acquire the remaining 51% at anytime during the five years following the initial acquisition.  In accordance with the Company’s charter, Waytronx maintains two of the three Comex Electronics board positions and therefore has effective control.

The table below summarizes the unaudited pro forma information of the results of operations for Comex Electronics and CUI Japan for the six months ended June 30, 2009 as though the acquisition had been completed as of January 1, 2009:

2009
Gross revenue	$13,663,686
Total expenses	15,802,966
Net profit (loss) before taxes	$(2,139,280)
Less: Net profit (loss) - noncontrolling interest	$(276,838)
Net profit (loss) - attributable to Waytronx Inc. before taxes	$(1,862,442)
Earnings per share	$(0.01)

4.           INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and six months ended June 30, 2010 were dilutive.  Common stock equivalents in the three and six months ended June 30, 2009 were anti-dilutive, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At June 30, 2010 and 2009, respectively, 21,298,608 and 102,567,780 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  At June 30, 2010, 12,733,758 shares related to warrants and options and 200,000 shares related to the conversion of debt were excluded from the June 30, 2010 computation of the diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended or they were not yet vested.  These potential common shares issuable are excluded from computing the diluted net income (loss) per share for the three and six months ended June 30, 2009 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Net profit (loss) for the period attributable to Waytronx Inc.	$3,488,180	$(282,187)	$2,315,450	$(1,568,902)
Weighted average number of shares outstanding	184,971,711	166,963,422	177,446,475	166,774,961
Weighted average number of common and common equivalent shares	184,971,711	166,963,422	177,446,475	166,774,961

Basic earnings (loss) per share	$0.02	$(0.00)	$0.01	$(0.01)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Net profit (loss) for the period attributable to Waytronx Inc.	$3,488,180	$(282,187)	$2,315,450	$(1,568,902)
Add: Adjustment for interest on 12% convertible note	-	-	-	-
Adjusted net income (loss)	$3,488,180	$(282,187)	$2,315,450	$(1,568,902)

Weighted average number of shares outstanding	184,971,711	166,963,422	177,446,475	166,774,961
Add: Warrants and options as of beginning of period	6,568,837	-	6,501,482	-
Warrants and options as of date of vesting	711,542	-	354,069	-
Convertible preferred shares oustanding	252,715	-	252,715	-
12% convertible notes as of beginning of period	-	-	-	-
Weighted average number of common and common equivalent shares	192,504,805	166,963,422	184,554,741	166,774,961

Diluted earnings (loss) per share	$0.02	$(0.00)	$0.01	$(0.01)

5.           INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the six months ended June 30, 2010 and 2009 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.           WORKING CAPITAL LINE OF CREDIT

At June 30, 2010, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate plus 3.00 percentage points (6.25% at June 30, 2010).  At June 30, 2010, the balance outstanding on the line of credit was $2,073,640.  At June 30, 2010, the Company was out of compliance with a debt covenant related to this loan.  In July 2010, the working capital line of credit was extended to August 1, 2010 at the bank’s prime lending rate plus 3.00 percentage points.  Also in July 2010, the Company replaced its Key Bank working capital line of credit with a $4.0 million Line of Credit (LOC) with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, N.A. (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75%.  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.

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

At December 31, 2009, there were 1,458,000 non-vested stock options.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the six months ended June 30, 2010, the Company granted 275,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.25, volatility of 163%, risk free interest rate of 0.75% and a term of 2 years.

The following information is presented for the stock option activity for the six months ended June 30, 2010:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	7,663,273	$0.17	8.19 years
Exercised	-	$-
Expired	0	$-
Forfeited	(105,000)	$0.19
Granted	275,000	$0.19
Outstanding at June 30, 2010	7,833,273	$0.17	8.27 years
Outstanding exercisable at June 30, 2010	7,293,273	$0.16	8.24 years

The weighted average fair value of options granted during the periods are as follows:

	2010	2009
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$-
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$-	$0.25

The following information is presented for the warrant activity for the six months ended June 30, 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	13,602,620	$0.11
Exercised	-	$-
Expired	(50,000)	$0.25
Forfeited	-	$-
Granted	-	$-
Outstanding at June 30, 2010	13,552,620	$0.11	0.84 years
Outstanding exercisable at June 30, 2010	13,552,620	$0.11	0.84 years

8.           NOTES PAYABLE

At December 31, 2007 eighteen-month secured convertible promissory notes totaling $1,650,000 were outstanding and in default.  In August 2008, the Company obtained extensions of twelve months on all notes in default.  In September 2009, the Company obtained an extension to November 2011 on the $1,000,000 balance remaining.  In April 2010, the balance of $1,000,000 on this note was converted to equity.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding. $1,000,000 of these promissory notes were from an entity controlled by a related party.  During the year ended December 31, 2009 the related party portion of $125,000 was extinguished.   As of June 30, 2010, there was $625,000 remaining outstanding.  This is included in Notes payable, current portion due.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due. The Company obtained an extension to September 1, 2010 on the balance remaining.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  In April 2010, $250,000 of these notes was converted to equity.  The balance outstanding as of June 30, 2010 was $50,000.  This balance is included in Convertible notes payable, current portion due.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%  with a 5.50% minimum rate (5.50% at June 30, 2010), and is secured by personal Letters of Credit from related parties.  At June 30, 2010, the Company was out of compliance with a debt covenant related to this loan.  The Company is actively working to resolve this situation and expects to have this resolved in August 2010.  In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  There is a discount on debt related to this note of $235,147.  The net balance on this note is $13,370,574 and is included in Notes payable, related party, current portion due.

A $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to Waytronx the singular, discretionary right to convert any unpaid principal, interest and success fee to Waytronx common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  In May 2009, Waytronx and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the $17,500,000 convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. In April 2010, Waytronx and the debt holder agreed to settle the note for a one-time $50,000 payment and 1,000,000 shares of common stock.

Through the acquisition of CUI, Inc., the Company has a capital lease note payable of $69,686 as of June 30, 2010.  The current portion of the capital lease note is $55,209 as of June 30, 2010.  The capital lease note is related to office equipment and furniture and is secured by the same office equipment and furniture.  The capital lease was paid in full in July 2010.

Through the acquisition of Comex Electronics and CUI Japan, the Company has demand notes payable of $851,572, current notes payable of $323,155 and long term notes payable of $1,452,141.  These notes have interest rates as of June 30, 2010 ranging from 1.975%.00% to 3.85% and term dates from July 2010 to March 2019.  Through Comex Electronics, the Company also has capital leases payable of $44,890 related to equipment and vehicles and is secured by the same.  The current portion of the capital leases is $15,331 as of June 30, 2010.  The capital leases have various expiration dates through December 2014.

9.           OTHER EQUITY TRANSACTIONS

On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI Inc. for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 1,000,000 shares of the Company’s common stock at the stated conversion rate of $0.07 per share.  The Company recognized a gain on the settlement of this debt of $5,630,500.

On April 1, 2010, two convertible note holders converted a total of $1,250,000 in principal and $242,559 in accrued interest on their notes into 14,134,085 shares of common stock.  These shares were valued at $0.1056 per share in accordance with the conversion agreements.

10.         CONCENTRATIONS

During the three and six months ended June 30, 2010, 39% and 35% of revenues respectively, were derived from one customer.

During the three and six months ended June 30, 2009, 36% and 37% of revenues respectively, were derived from one customer.

At June 30, 2010, 20% of the trade receivables balance was from one customer.

At June 30, 2009, 18% of the trade receivables balance was from one customer.

11.         SUBSEQUENT EVENTS

In July 2010, the $3,000,000 working capital line of credit with Key Bank was extended to August 1, 2010.  The working capital line of credit has interest payable monthly at the bank’s prime lending rate plus 3.00 percentage points.

In July 2010, the Company closed and funded a $4.0 million Line of Credit (LOC) with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, N.A. (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75%.  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. In addition to closing the LOC, Waytronx has transferred all of its banking relationship to Wells Fargo and has effectively ended its relationship with regional banking partner, Key Bank. In so doing, the company has cured the technical default related to its Key Bank LOC and is back in full compliance with relevant financial covenants.

In July 2010, the Company paid off the remaining balance of the Key Bank capital lease (see note 8).

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.

In August 2010, Comex Electronics received a loan from Seibu Bank of approximately $233,000, expiring August 2020 with 2.00% interest payable monthly.

In August 2010, the Company received an extension on the $625,000 promissory notes to September 1, 2010.

In August 2010, 300,000 shares of common stock are issuable in relation to the exercise of warrants with proceeds of $3,000.

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

Through CUI’s capabilities and extensive contacts throughout Asia, the acquisition allowed Waytronx to enhance its ability to identify, acquire, and commercialize new proprietary technologies and transform itself into a technology platform company dedicated to successfully bringing new technologies to market.  Waytronx, through its use of CUI’s market partners and global distribution capabilities, is in the process of commercializing and marketing proprietary technologies like the AMT Encoder, Digital Power Modules, SEPIC-fed BUCK converter technology, and the GasPT2 natural gas metering device.  CUI’s testing and R&D capabilities allow Waytronx to commercialize and prototype its products more efficiently and economically.  Moreover, by converting CUI’s largely in-house sales force to a primarily Manufacturers’ Representative Sales Force consisting of seven (7) outside Rep Firms with as many as seventy-four (74) outside Sales Reps, Waytronx and CUI have been able to increase sales, expand sales leads, and intensify its targeted approach to larger, potential customers in all aspects of the various product lines.

CUI defines its product into three categories:  components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity.  These offerings, combined with the Waytronx portfolio of cooling solutions and the GasPT2 metering device, among other technologies, provide an architecture that addresses metering, thermal management, and power to industries ranging from consumer electronics to defense to alternative energy to some of the largest natural gas providers in the World.

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

The GASPT2, designed by GL, is a low cost solution to measuring gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the gas physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide.  The device then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z) at better than 0.02% accuracy.  Through industry recognized software technology, this information can be provided to a remote, centralized monitoring facility.  This licensing contract anticipates a minimum of between $35,000,000 and $40,000,000 in sales during the first four years of the agreement.  According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.  We expect to deliver product during the fourth quarter of 2010.  On January 1, 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 device.  The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 device.

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

Waytronx, Inc. has retained Innovaro, Inc. to commercialize its thermal management technology.  That technology is of particular use to the semiconductor, solar and electronic packaging industries and involves the use of fluid displacement to move heat away from the source.  This technology can enhance system performance and remove thermal barriers caused by "microwarming" in today's advanced computing devices.  The proprietary hybrid mesh architecture solutions for central and graphics processors, solar energy devices and power supplies can provide cost effective and efficient thermal management to the electronics industry.

For its part, Innovaro is a patent portfolio company dedicated to developing compelling strategies and modeling breakthrough ideas; accelerating those ideas (such as WayCool) into the marketplace. From research to business model change to rollout, leading companies have retained Innovaro to create profitable growth, new revenue streams and lasting value through innovation. Innovaro has been charged with finding a strategic partner to either develop or acquire the WayCool Technology, so that Waytronx can continue to focus on its and CUI’s core business, developing those products that are either already in the market or very close to actual commercialization. Innovaro has and continues to aggressively market the WayCool Technology portfolio and has already identified and introduced several potential partners to Waytronx.

During the six months ended June 30, 2010, Waytronx had $579,339 profit from operations.  During the six months ended June 30, 2010, Waytronx had consolidated net profit of $2,274,105, with a net profit attributable to Waytronx of $2,315,450.  The net profit is largely the result of the profit from operations coupled with the gain on the settlement of debt of $5,630,500 offset by the expense of the related discount of debt at settlement of $2,269,272.

At June 30, 2010, the Company was in default of a debt covenant on its $3,000,000 working capital line of credit with Key Bank.  In July 2010, the working capital line of credit was extended to August 1, 2010.  Also in July 2010, the Company closed and funded a $4.0 million Line of Credit (LOC) with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, N.A. (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75%.  The Wells Fargo LOC replaced the Key Bank LOC and expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.

In addition to closing the LOC, Waytronx has transferred all of its banking relationship to Wells Fargo and has effectively ended its relationship with regional banking partner, Key Bank. In so doing, the company has cured the technical default related to its Key Bank LOC and is back in full compliance with relevant financial covenants.

The Company was in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation and expects to have this resolved in August 2010.  As of this date, the Bank has not called the loan.  In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at June 30, 2010 are $105,239, and there is net working capital deficit of $17,522,869.  Management is actively working to improve the net working capital position of the Company.  Operations and investments in patents and equipment have been funded through cash from operations and the bank line of credit during the six month period.

Cash used in operations
Operating requirements generated a negative cash flow from operations of $325,611 for the six months ended June 30, 2010, versus a positive cash flow from operations of $626,135 for the same period last year.  The primary cause of this change is the decrease in stock, warrants, options and notes issued for compensation and services, an increase in non-cash interest expense largely due to the expensing of the discount of debt on the $4,900,000 convertible note that was settled in April 2010, non-cash profit realized on equity method investment as compared to a loss in the prior year, decreased bad debt expense, no impairment charges, an increase in depreciation, increase in trade accounts receivable associated with increased revenues, increase in inventory as compared to a prior year decrease, and increases in accounts payable and accrued liabilities.

During the first six months of 2010 and 2009, stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first six months of 2010 and 2009, a total of $26,093 and $220,758, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As the Company focuses on technology development and product line additions during 2010, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings.

Capital Expenditures and Investments
The Company invested $20,651 in other intangible assets related to products during the first six months of 2010 as compared to $102,441 in technology rights for the same period last year.

Waytronx invested $4,330 in patent costs during the first six months of 2010 as compared to $17,555 for the same period last year.  It is expected that investment in patent costs will continue throughout 2010 as patents are pursued in order to protect the rights to use its product developments.

During the first six months of 2010 and 2009, there was $250,382 and $75,833 investment in property and equipment, respectively.

Financing activities
During the first six months of 2010, the Company received proceeds of $402,060 from the bank working line of credit, and the Company issued payments of $113,869 against notes and loans payable, and $156,271 of payments were made against notes and loans payable, related party.  Additionally, the Company recognized a gain on debt settlement of $5,630,500 during the six months ended June 30, 2010.

During the first six months of 2010, the Company received proceeds from the conversion of debt to non-controlling interest in Comex Electronics of $66,667.

In the first six months of 2010, the Company received $1,562,560 in equity investment through the conversion of accrued liabilities, notes payable, and notes payable, related party.

Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2009 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of June 30, 2010 the Company had an accumulated deficit of $52,431,337.

The Company may seek to raise additional capital for the commercialization and further development of its product and technology offerings.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

At June 30, 2010, the Company had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime lending rate plus 3.00 percentage points (6.25% at June 30, 2010).  At June 30, 2010, the balance outstanding on the line of credit was $2,073,640.  At June 30, 2010, the Company was out of compliance with a debt covenant related to this loan.  In July 2010, the working capital line of credit was extended to August 1, 2010 at the bank’s prime lending rate plus 3.00 percentage points.  Also in July 2010, the Company closed and funded a $4.0 million Line of Credit (LOC) with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, N.A. (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75%.  The Wells Fargo LOC replaced the Key Bank LOC and expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. In addition to closing the LOC, Waytronx has transferred all of its banking relationship to Wells Fargo and has effectively ended its relationship with regional banking partner, Key Bank. In so doing, the company has cured the technical default related to its Key Bank LOC and is back in full compliance with relevant financial covenants.

The Company is in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  The Company is actively working to resolve this situation and expects to have this resolved in August 2010.  As of this date, the Bank has not called the loan.  In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.

The Company expects the revenues from CUI, Inc., CUI Japan and Comex Electronics to help cover operating and other expenses for the next twelve months of operations.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the six months ended June 30, 2010 and 2009, revenue was $18,385,032 and $12,160,840, respectively.  The revenue for the six months ended June 30, 2010 is comprised of $16,333,369 from CUI products, $2,015,154 from CUI Japan and Comex Electronics products, $36,414 for freight, and $95 RediAlert™ products.  The revenue for the six months ended June 30, 2009 is comprised of $12,077,400 from CUI products, $56,938 for freight, and $26,502 from RediAlert™ products.

During the three months ended June 30, 2010 and 2009, revenue was $10,716,227 and $6,035,790, respectively.  The revenue for the three months ended June 30, 2010 is comprised of $9,852,368 from CUI products, $847,592 from CUI Japan and Comex Electronics products and $16,267 for freight.  The revenue for the three months ended June 30, 2009 is comprised of $6,016,499 from CUI products and $19,291 for freight.

Cost of revenue
The cost of revenue for the six months ended June 30, 2010 and 2009, was $11,620,134 and $7,261,555, respectively.  For the three months ended June 30, 2010 and 2009, the cost of revenue was $6,793,695 and $3,605,400, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2010 compared to the same period in 2009, SG&A expenses increased $1,145,412, with the majority of this increase associated with the addition of CUI Japan and Comex Electronics and their operations as well as increased expenses associated with the increase in overall business.

Research and Development
The research and development costs are related to the development of technology and products.  Research and development costs were $196,406 and $156,064, for the six months ended June 30, 2010 and 2009, respectively.

Impairment Loss
The Company recorded $0 in impairment losses during the first six months of 2010.  For the same period in 2009, the Company recorded a $10,698,169 impairment loss related to goodwill and a $136,811 impairment loss related to patents.

Bad Debt
The bad debt expense for the six months ended June 30, 2010 and 2009 was $18,705 and $51,554, respectively.  The bad debt in both periods is related to miscellaneous customers.

Gain on Settlements of Debt
During the six months ended June 30, 2010 and 2009, Waytronx recognized gain on settlements of debt of $5,630,500 and $11,834,055, respectively.

Other Income
Other income for the six months ended June 30, 2010 consisted of $22,798 gain on foreign exchange, $16,793 recovery of bad debts, $14,917 interest income, $12,090 rental income, and $3,189 miscellaneous income.  For the six months ended June 30, 2009 other income consisted of $65,800 for services billed to a related party, $13,986 interest income, $15,333 foreign exchange gain, $2,190 rental income and $1,173 miscellaneous income.

Investment Income
The Company recognized income of $21,872 on equity investment in an affiliate for the six months ended June 30, 2010.  For the same period in 2009, the Company recognized a loss of $72,043.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $2,506,844 and $3,248,699 for the three and six months ended June 30, 2010, respectively, and $774,160 and $1,612,931 for the same periods in 2009, for the amortization of debt discount and debt offering costs.  The increase in 2010 for the three and six month periods of $1,732,684 and $1,635,768 is primarily the result of the full expensing of the discount of debt related to the $4,900,000 convertible note that was settled in April 2010.

Interest Expense
The interest expense of $688,834 and $839,725 for the six months ended June 30, 2010 and 2009, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, bank loans, and secured and unsecured promissory notes.  The decrease is primarily the result of debt reductions in 2009 and 2010 through debt settlements and principal payments.

Preferred Stock Dividends
No preferred stock dividend was recorded by the Company during the six months ended June 30, 2010 and 2009, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures.

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

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

Subsequent Events Disclosure:    On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or consolidated results of operations.

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

Common Stock Issued

During the six months ended June 30, 2010, the Company issued 15,134,085 shares of common stock pursuant to promissory note conversions.  These shares were valued at $1,562,560 on the date of issuance.

Common Stock Issuable

During the six months ended June 30, 2010, the Company recorded no shares of common stock issuable.

Stock Options Granted

During the six months ended June 30, 2010, the Company granted 275,000 options under the 2008 Equity Incentive Plan with an exercise price of $0.19 per share.  These options were valued at $22,811.

Item 3.  Defaults upon Senior Securities.

At June 30, 2010, the Company was in default of its debt service coverage ratio debt covenant related to the $6,000,000 Commerce Bank of Oregon cash loan.  As of this date, the Bank has not called the loan.  The Company is actively working to resolve this situation and expects to have this resolved in August 2010.  In August 2010, the Company paid down $2,000,000 of the $6,000,000 bank loan with Commerce Bank with funds received from the issuance of common stock, bringing the net loan balance to $4,000,000.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

The following reports on Form 8-K were filed during the three months ended June 30, 2010:
(a) A report on Form 8-K filed on April 20, 2010 announcing the retirement of a total of $7,243,059 in debt.

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

Signed and submitted this 16th day of August 2010.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer