Form 10-Q
period 2010-09-30
Waytronx, Inc.
filed 2010-11-15
CIK 1108967

WAYTRONX, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2010

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
YES ☐ NO ☒

As of September 30, 2010, there were 204,664,697 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

WAYTRONX, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Waytronx, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$593,155	$496,135
Trade accounts receivable, net of allowance of $125,000 and $135,000, respectively	5,128,812	4,673,382
Other accounts receivable	175,975	88,425
Other accounts receivable, related party	195,426	188,790
Inventories, net of allowance of $330,000 and $100,000, respectively	4,902,673	3,661,994
Prepaid expenses and other	267,221	375,085
Total current assets	11,263,262	9,483,811

Property and equipment, net	1,377,842	1,402,528

Other assets:
Investment - equity method	129,871	79,075
Investments - long term	102,621	102,560
Technology rights, net	3,963,226	4,077,646
Patent costs, net	422,539	428,370
Other intangible assets, net	64,044	46,294
Deposits and other	80,394	113,350
Notes receivable, net	32,003	79,451
Debt offering costs, net	642,079	937,130
Goodwill, net	22,056,092	22,056,092
Total other assets	27,492,869	27,919,968
Total assets	$40,133,973	$38,806,307

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,973,398	$2,028,201
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,890,461	2,523,152
Accrued expenses	582,814	2,151,029
Accrued inventory	1,394,313	413,374
Accrued compensation	299,345	235,137
Unearned revenue	88,535	84,438

Notes payable, current portion due	4,475,968	1,003,793
Notes payable, related party, current portion due	1,500,000	170,852
Convertible notes payable, current portion due	-	300,000
Total current liabilities	13,209,888	8,915,030
Long term notes payable, net of current portion due of $475,363 and $71,573, respectively	2,134,492	7,624,948
Long term notes payable, related party, net of current portion due of $1,500,000 and $170,852 and discounts of $0 and $369,516, respectively	10,496,191	13,171,624
Long term convertible notes payable	100,000	-
Long term convertible notes payable, related party, net of discounts of $0 and $2,773,555, respectively	-	3,126,445
Total liabilities	25,940,571	32,838,047

Commitments and contingencies		-

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at September 30, 2010 and December 31, 2009, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 204,664,697 and 169,837,626 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	204,665	169,838
Common stock issuable; 210,000 and 0 shares authorized and issuable at September 30, 2010 and December 31, 2009, respectively	210	-
Additional paid-in capital	64,156,718	60,541,742
Accumulated deficit	(50,175,790)	(54,746,787)
Accumulated other comprehensive income (loss)	(52,042)	(28,193)
Total stockholders' equity	14,133,812	5,936,651
Noncontrolling interest	59,590	31,609
Total liabilities and stockholders' equity	$40,133,973	$38,806,307

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Product Sales	$10,498,761	$7,936,409	$28,847,379	$20,040,311
Revenue from freight	21,534	20,291	57,948	77,229
Total revenue	10,520,295	7,956,700	28,905,327	20,117,540
Cost of revenues	6,378,085	5,033,060	17,998,219	12,294,615

Gross profit (loss)	4,142,210	2,923,640	10,907,108	7,822,925

Operating expenses
Selling, general and administrative	3,082,699	3,142,720	9,053,147	7,967,756
Research and development	366,790	18,438	563,196	174,502
Bad debt	13,009	32,589	31,714	84,143
Impairment of goodwill	-	-	-	10,698,169
Total operating expenses	3,462,498	3,193,747	9,648,057	18,924,570

Profit (loss) from operations	679,712	(270,107)	1,259,051	(11,101,645)

Other income (expense)
Other income	15,803	51,548	85,590	150,030
Other expense	(50,188)	(17,920)	(135,630)	(163,122)
Investment income (loss)	28,924	17,010	50,796	(55,033)
Gain on debt extinguishments	2,312,792	-	7,943,292	11,834,055
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(419,423)	(741,855)	(3,668,122)	(2,354,786)
Interest expense	(278,740)	(349,940)	(967,574)	(1,189,665)
Total other income (expense), net	1,609,168	(1,041,157)	3,308,352	8,221,479

Income (loss) before taxes	2,288,880	(1,311,264)	4,567,403	(2,880,166)
Provision for taxes	30,674	-	35,092	-
Consolidated Net profit (loss)	2,258,206	(1,311,264)	4,532,311	(2,880,166)
Less: Net profit (loss) - noncontrolling interest	2,659	3,463	(38,686)	3,463

Net profit (loss) - attributable to Waytronx Inc.	2,255,547	(1,314,727)	4,570,997	(2,883,629)
Less: Preferred stock dividends	-	-	-	-

Net profit (loss) allocable to common stockholders	$2,255,547	$(1,314,727)	$4,570,997	$(2,883,629)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$(5,511)	$(24,001)	$(23,849)	$(24,001)
Comprehensive profit (loss)	$2,250,036	$(1,338,728)	$4,547,148	$(2,907,630)
Basic and diluted profit (loss) per common share	$0.01	$(0.01)	$0.02	$(0.02)
Diluted profit (loss) per common share	$0.01	$(0.01)	$0.02	$(0.02)
Basic weighted average common and common equivalents shares outstanding	196,478,788	168,088,471	183,860,295	167,217,609
Fully diluted weighted average common and common equivalents shares outstanding	204,248,645	168,088,471	190,871,534	167,217,609

See accompanying notes to financial statements

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$4,570,997	$(2,880,166)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Stock, warrants, options and notes issued for compensation and services	69,734	431,913
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	3,668,122	2,354,786
Non-cash (profit) loss on equity method investment	(50,796)	55,033
Bad debt expense	31,714	84,143
Amortization of technology rights	184,420	178,884
Amortization of patent costs	13,061	14,089
Amortization of website development	10,733	10,733
Impairment of goodwill	-	10,698,169
Impairment of patents	-	136,811
Gain on settlements of debt	(7,943,292)	(11,834,055)
Loss on disposal of assets	500	-
Net profit (loss) - noncontrolling interest	(38,686)	-
Depreciation	365,705	300,794
Amortization	833	578
(Increase) decrease in assets:
Trade accounts receivable	(487,144)	(375,325)
Other accounts receivable	(87,550)	(106,559)
Other accounts receivable, related party	(6,636)	-
Inventory	(1,240,679)	847,662
Prepaid expenses and other current assets	109,179	(91,098)
Investments - long term	(61)	(40)
Deposits and other assets	32,956	(44,708)
Increase (decrease) in liabilities:
Accounts payable	(54,803)	274,828
Accrued expenses	1,230,514	246,808
Accrued compensation	64,208	(272,709)
Unearned revenue	4,097	120,181
NET CASH PROVIDED BY OPERATING ACTIVITIES	447,126	150,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received form acquisition, net of cash paid	-	12,563
Investment in technology rights and development	(70,000)	(82,954)
Investment in patents	(7,230)	(23,854)
Investment in other intangible assets	(29,316)	-
Proceeds from Notes receivable	46,133	40,435
Payments from Notes receivable	-	(323,361)
Purchase of property and equipment	(341,519)	(212,009)
NET CASH USED IN INVESTING ACTIVITIES	(401,932)	(589,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable, net of debt offering costs	137,309	628,554
Proceeds from notes and loans payable	81,719	319,526
Payments on demand notes payable	-	-
Payments on notes and loans payable	(2,050,000)	(616,123)
Payments on notes and loans payable, related party	(177,738)	(246,055)
Proceeds from conversion of debt to non-controlling interest	66,667	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	2,017,718	5,305
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,675	91,207
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,849)	(24,001)
Cash and cash equivalents at beginning of year	496,135	599,200
Cash and cash equivalents at end of period	593,155	227,978
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$97,020	$(371,222)

(continued)

Waytronx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the nine months ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$775,175	$731,117
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on debt for intrinsic value of convertible notes payable	$3,143,071	$1,843,625
Amortization of debt offering costs	$525,051	$511,161
Conversion of debt to common stock	$1,320,000	$-
Conversion of accrued liabilities to common stock	$242,559	$-
Common stock issuable for consulting services and compensation and accrued liabilities payable in common stock	$42,000	$285,000

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

Waytronx, Inc. (formerly known as OnScreen Technologies, Inc.) is a platform company dedicated to the acquisition, development, and commercialization of new, innovative technologies.

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

The accompanying financial statements have been prepared on the assumption that Waytronx will continue as a going concern.  As reflected in these financial statements, we had cash provided by operations of $447,126 for the nine months ended September 30, 2010, had an accumulated deficit of $50,175,790 and working capital deficiency of $1,946,626 as of September 30, 2010.  The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Waytronx, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (for the period July 1, 2009 to September 30, 2010) hereafter referred to as the “Company”.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of September 30, 2010.

Cash
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At September 30, 2010, the Company had cash balances at financial institutions which were in excess of the FDIC insured limits by $78,641.  The Company also maintained balances of $213,829 in foreign financial institutions.

Accounts Receivable
The Company grants credit to its customers, with standard terms of Net 30 days.  Other credit terms are available based upon a review of the customer’s financial strength.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.  In addition, the Company maintains a foreign credit receivables insurance policy that covers many of its receivable balances in effort to further reduce credit risk exposure.

Inventory
Inventory consists of finished and un-finished products. At September 30, 2010, the Company had $3,939,036 of finished goods, $1,061,813 of raw materials and components, $231,824 of work-in-process, and an allowance of $330,000.

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

Identifiable Intangible Assets
Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years.  Technology rights are amortized over the shorter of a twenty year life or the term of the rights agreement and are reviewed for impairment annually.  Patent costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time.

Intangible assets consist of the following as of September 30, 2010:

Technology Rights	$5,196,406
Accumulated amortization	(1,233,180)
Net	$3,963,226

Patent costs	$471,580
Accumulated amortization	(49,041)
Net	$422,539

Debt offering costs	$2,274,646
Accumulated amortization	(1,632,567)
Net	$642,079

Goodwill	$22,058,208
Accumulated amortization	(2,116)
Net	$22,056,092

Other intangible assets	$137,040
Accumulated amortization	(72,996)
Net	$64,044

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing a 10.47% interest in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable of $187,949 from TPI as of September 30, 2010.  The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions.  Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2010 is as follows:

Current assets	$5,511,942
Non-current assets	974,131
Total Assets	$6,486,073

Current liabilities	$3,362,163
Non-current liabilities	1,491,072
Stockholders' equity	1,632,838
Total Liabilities and Stockholders' Equity	$6,486,073

Revenues	$8,984,611
Operating income	481,092
Net income	485,155
Company share of Net Profit at 10.47%	50,796
Equity investment in affiliate	$129,871

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

The following information is presented for the nine months ended September 30, 2010 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex (Japan)	Other	Totals
Revenues from external customers	$15,619,142	$6,360,109	$3,281,857	$2,793,809	$850,410	$28,905,327
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7,484	$10,969	$18,453
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$50,796	$50,796
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$3,668,122	$3,668,122
Interest expense	$-	$-	$-	$52,886	$914,688	$967,574
Depreciation and amortization	$-	$-	$-	$25,063	$549,689	$574,752
Segment profit (loss)	$5,048,250	$1,298,890	$568,187	$(67,005)	$(2,316,011)	$4,532,311
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$69,734	$69,734
Gain on debt extinguishments	$-	$-	$-	$-	$7,943,292	$7,943,292
Segment assets	$-	$-	$-	$4,232,102	$35,901,871	$40,133,973
Foreign currency translation adjustments	$-	$-	$-	$(23,849)	$-	$(23,849)
Expenditures for segment assets	$-	$-	$-	$47,402	$400,663	$448,065

The following information is presented for the nine months ended September 30, 2009 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex / CUI Japan	Other	Totals
Revenues from external customers	$11,126,205	$4,923,076	$2,119,030	$1,028,172	$921,057	$20,117,540
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7	$13,918	$13,925
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$(55,033)	$(55,033)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$2,354,786	$2,354,786
Interest expense	$-	$-	$-	$15,258	$1,174,407	$1,189,665
Depreciation and amortization	$-	$-	$-	$8,777	$496,301	$505,078
Segment profit (loss)	$2,687,725	$707,323	$123,697	$(2,368)	$(6,396,543)	$(2,880,166)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$431,913	$431,913
Impairment of goodwill	$-	$-	$-	$-	$10,698,169	$10,698,169
Impairment of patents	$-	$-	$-	$-	$136,811	$136,811
Gain on debt extinguishments	$-	$-	$-	$-	$11,834,055	$11,834,055
Segment assets	$-	$-	$-	$3,270,484	$35,471,271	$38,741,755
Foreign currencty translation adjustments	$-	$-	$-	$(24,001)	$-	$(24,001)
Acquisiton of Comex Electronics and CUI Japan	$-	$-	$-	$-	$103,589	$103,589
Expenditures for segment assets	$-	$-	$-	$513	$318,304	$318,817

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

The table below summarizes the unaudited pro forma information of the results of operations for Comex Electronics and CUI Japan for the nine months ended September 30, 2009 as though the acquisition had been completed as of January 1, 2009:

2009
Gross revenue	$21,620,386
Total expenses	25,070,931
Net profit (loss) before taxes	$(3,450,545)
Less: Net profit (loss) – noncontrolling interest	$(273,375)
Net profit (loss) - attributable to Waytronx Inc. before taxes	$(3,177,170)
Earnings per share	$(0.02)

4.           INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and nine months ended September 30, 2010 were dilutive.  Common stock equivalents in the three and nine months ended September 30, 2009 were anti-dilutive, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

At September 30, 2010 and 2009, respectively, 21,035,683 and 96,121,146 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.  For the three and nine months ended September 30, 2010, 12,650,166 shares related to warrants and options were excluded from the September 30, 2010 computation of the diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended or they were not yet vested.  For the three and nine months ended September 30, 2010, 0 and 666,666 shares, respectively, related to the conversion of debt were excluded from the September 30, 2010 computation of the diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended or they were not yet vested.  These potential common shares issuable are excluded from computing the diluted net income (loss) per share for the three and nine months ended September 30, 2009 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net profit (loss) for the period attributable to Waytronx Inc.	$2,255,547	$(1,314,727)	$4,570,997	$(2,883,629)
Weighted average number of shares outstanding	196,478,788	168,088,471	183,860,295	167,217,609
Weighted average number of common and common equivalent shares	196,478,788	168,088,471	183,860,295	167,217,609

Basic earnings (loss) per share	$0.01	$(0.01)	$0.02	$(0.02)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net profit (loss) for the period attributable to Waytronx Inc.	$2,255,547	$(1,314,727)	$4,570,997	$(2,883,629)
Add: Adjustment for interest on 12% convertible note	-	-	-	-
Adjusted net income (loss)	$2,255,547	$(1,314,727)	$4,570,997	$(2,883,629)

Weighted average number of shares outstanding	196,478,788	168,088,471	183,860,295	167,217,609
Add: Warrants and options as of beginning of period	6,263,552	-	6,134,082	-
Warrants and options as of date of vesting	1,252,307	-	624,442	-
Convertible preferred shares oustanding	252,715	-	252,715	-
12% convertible notes as of end of period	1,283	-	-	-
Weighted average number of common and common equivalent shares	204,248,645	168,088,471	190,871,534	167,217,609

Diluted earnings (loss) per share	$0.01	$(0.01)	$0.02	$(0.02)

5.            INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  The tax benefit as of the nine months ended September 30, 2010 and 2009 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.            WORKING CAPITAL LINE OF CREDIT

At September 30, 2010, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.04% at September 30, 2010).  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.  At September 30, 2010, the balance outstanding on the line of credit was $2,031,395.

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

At December 31, 2009, there were 1,458,000 non-vested stock options.  The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  During the nine months ended September 30, 2010, the Company granted 275,000 stock options to employees under the 2008 Plan with the following assumptions; exercise price of $0.19, volatility of 163%, risk free interest rate of 0.75% and a term of 2 years.

The following information is presented for the stock option activity for the nine months ended September 30, 2010:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	7,663,273	$0.17	8.19 years
Exercised	-	$-
Expired	-	$-
Forfeited	(135,000)	$0.19
Granted	275,000	$0.19
Outstanding at June 30, 2010	7,803,273	$0.17	8.11 years
Outstanding exercisable at June 30, 2010	7,317,273	$0.16	8.10 years

The weighted average fair value of options granted during the periods are as follows:

	2010	2009
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$-
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$-	$0.25

The following information is presented for the warrant activity for the nine months ended September 30, 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2009	13,602,620	$0.11
Exercised	(753,592)	$0.02
Expired	(50,000)	$0.25
Forfeited	-	$-
Granted	-	$-
Outstanding at June 30, 2010	12,799,028	$0.12	0.72 years
Outstanding exercisable at June 30, 2010	12,799,028	$0.12	0.72 years

8.           NOTES PAYABLE

At December 31, 2009 the Company had a secured convertible promissory note totaling $1,000,000 due November 2011, interest accrued at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due.  In April 2010, the balance of $1,000,000 on this note was converted to equity.

At December 31, 2009, the Company had secured promissory notes totaling $625,000 due September 1, 2010, interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time principal is due. In September 2010, the Company obtained an extension to January 1, 2012 on the balance remaining of $625,000.  Under the terms of the extension, $100,000 of the balance due is a secured convertible promissory note which may be converted at the discretion of the note holder.  All other terms remain.  As of September 30, 2010, $123,374 of this balance is included in Notes payable, current portion due; $100,000 is included in Long term convertible notes payable; and $401,626 is included in Long term notes payable, net of current portion due.

During the nine months ended September 30, 2008, 24-month unsecured convertible promissory notes totaling $700,000 were entered into that had bonus shares attached totaling 700,000 shares of common stock.  These shares had a fair value of $125,653 using a Black Scholes Pricing Model.  Interest accrues at 12% per annum, payable monthly, until the maturity of these notes at which time the principal is due. The note holders have the right to convert the note to common stock at $0.25 per share at any time during the term of the note, and we recognized $188,795 in Additional Paid-in Capital related to the beneficial conversion feature of these notes due to their immediate vesting.  In April 2010, $250,000 of these notes was converted to equity.  The remaining $50,000 was paid by the Company during the period ended September 30, 2010.

Additionally, the Company utilized three separate notes to fund the acquisition of CUI, Inc.  A $6,000,000 cash loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.  Also in August 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2011 maturity date, paying interest only at an interest rate equal to daily three month LIBOR plus 4.00% (4.29% at September 30, 2010), and secured by personal Letters of Credit from a related party.

A $14,000,000 promissory note to International Electronic Device, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Device, Inc., relating to any private capital raising transactions of Waytronx during the term of the note.  The net balance on this note is $11,996,191.  In September 2010, the Company negotiated an amendment to this note which provided foregiveness of the principal balance of $1,588,063 and foregiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 2018.  In exchange for this amendment, the Company agreed to make a one time principal payment of $1,500,000 due on or before December 1, 2010 and to set the interest rate at 6% per annum paying monthly.  The $1,500,000 payment due on or before December 1, 2010 is included in Notes payable, related party, current portion due with the remaining $10,496,191 included in Long term notes payable, related party, net of current portion due.  The Company further agreed to assign debt owed from TPI in the amount of $187,208 to IED during the first quarter of 2011.

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

Through the acquisition of Comex Electronics and CUI Japan, the Company has demand notes payable of $859,066, current notes payable of $336,657 and long term notes payable of $1,695,906.  These notes have interest rates as of September 30, 2010 ranging from 1.975% to 3.85% and term dates from October 2010 to August 2020.  Through Comex Electronics, the Company also has capital leases payable of $52,897 related to equipment and vehicles and is secured by the same.  The current portion of the capital leases is $15,937 as of September 30, 2010.  The capital leases have various expiration dates through July 2015.

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

In August 2010, 753,592 shares of common stock were issued in relation to the exercise of warrants with proceeds of $17,718.

As of September 30, 2010, 210,000 shares of common stock are issuable for services performed by consultants.  $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

10.         CONCENTRATIONS

During the three and nine months ended September 30, 2010, 37% and 36% of revenues respectively, were derived from one customer.

During the three and nine months ended September 30, 2009, 24% and 32% of revenues respectively, were derived from one customer.

At September 30, 2010 and 2009, there was no customer balance maintained in trade receivables of 10% or more of the total trade receivables balance.

11.         SUBSEQUENT EVENTS

In October 2010, Comex Electronics renewed a short term loan from Seibu Bank of approximately $121,500, maturing December 2010 with 3.85% interest payable monthly.

In October 2010, Comex Electronics renewed a short term loan from 82 Bank of approximately $230,500, maturing December 2010 with 2.975% interest payable monthly.

In October 2010, a convertible note holder converted a total of $100,000 in principal on their note into 666,666 shares of the company’s common stock.

In October 2010, the 210,000 shares of common stock which were issuable as of September 30, 2010 were issued.

In October 2010, the Company granted 3,060,382 stock options that vest between 1 and 4 years from date of grant to employees and directors with the following assumptions; exercise price of $0.30, volatility of 95%, risk free interest rate of 0.35% and a term of 2 years.

In November 2010, 25,000 shares of common stock were issued and 25,000 shares of common stock were issuable in relation to the exercise of options with proceeds of $9,500.

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

Through CUI’s capabilities and extensive contacts throughout Asia, the acquisition allowed Waytronx to enhance its ability to identify, acquire, and commercialize new proprietary technologies and transform itself into a technology platform company dedicated to successfully bringing new technologies to market.  Waytronx, through its use of CUI’s market partners and global distribution capabilities, is in the process of commercializing and marketing proprietary technologies like the AMT Encoder, Digital Power Modules, SEPIC-fed BUCK converter technology, and the GasPT2 natural gas metering device.  CUI’s testing and R&D capabilities allow Waytronx to commercialize and prototype its products more efficiently and economically.  Moreover, by enhancing CUI’s largely in-house sales force to include an outside manufacturers’ representative sales force consisting of nine (9) outside representative firms with as many as seventy-four (74) outside sales representatives, Waytronx and CUI have been able to increase sales, expand sales leads, and intensify its targeted approach to larger, potential customers in all aspects of the various product lines.

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

For its part, Innovaro is a patent portfolio company dedicated to developing compelling strategies and modeling breakthrough ideas; accelerating those ideas (such as WayCool) into the marketplace.  From research to business model change to rollout, leading companies have retained Innovaro to create profitable growth, new revenue streams and lasting value through innovation.  Innovaro has been charged with finding a strategic partner to either develop or acquire the WayCool Technology, so that Waytronx can continue to focus on its and CUI’s core business, developing those products that are either already in the market or very close to actual commercialization.  Innovaro has and continues to aggressively market the WayCool Technology portfolio and has identified and introduced several potential partners to Waytronx.

During the nine months ended September 30, 2010, Waytronx had $1,259,051 profit from operations.  During the nine months ended September 30, 2010, Waytronx had consolidated net profit of $4,532,311, with a net profit attributable to Waytronx of $4,570,997.  The net profit is the result of the profit from operations coupled with gain on debt extinguishments of $7,943,292 offset by the expense of the related discount of debt at settlement of $2,459,629.

During the nine months ended September 30, 2010, Waytronx has transferred all of its domestic banking relationship to Wells Fargo Bank, National Association. The Company is in full compliance with all relevant financial covenants as of September 30, 2010.

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

Liquidity and Capital Resources

General
Cash and cash equivalents at September 30, 2010 are $593,155, and there is net working capital deficit of $1,946,626.  Management is actively working to improve the net working capital position of the Company.  Operations and investments in patents and equipment have been funded through cash from operations, capital leases and the bank line of credit during the nine month period.

Cash provided by (used in) operations
Operating activities generated a positive cash flow from operations of $447,126 for the nine months ended September 30, 2010, versus a positive cash flow from operations of $150,752 for the same period last year.  The primary cause of this change is the net profit for the nine months ended September 30, 2010 as compared to the prior year net loss, decrease in stock, warrants, options and notes issued for compensation and services, an increase in non-cash interest expense largely due to the expensing of the discount of debt related to the two settlements of debt in 2010, non-cash profit realized on equity method investment as compared to a loss in the prior year, decreased bad debt expense, no impairment charges, an increase in depreciation and amortization expenses, the recognition of gain on settlements of debt, increase in trade accounts receivable associated with increased revenues, increase in inventory as compared to a prior year decrease, decrease in prepaid expenses and other current assets as compared to a prior year increase,  a decrease in accounts payable as compared to a prior year increase and increase in accrued liabilities.

During the first nine months of 2010 and 2009, stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first nine months of 2010 and 2009, a total of $69,734 and $431,913, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As the Company focuses on technology development and product line additions during 2010, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings.

Capital Expenditures and Investments
The Company invested $70,000 in technology rights and development related to products during the first nine months of 2010 as compared to $82,954 for the same period last year.

Waytronx invested $7,230 in patent costs during the first nine months of 2010 as compared to $23,854 for the same period last year.  It is expected that investment in patent costs will continue throughout 2010 as patents are pursued in order to protect the rights to use its product developments.

During the first nine months of 2010 and 2009, the Company invested $29,316 and $0 in other intangible assets to support the Company’s operations, respectively.

The Company invested $341,519 and $212,009 in property and equipment during the first nine months of 2010 and 2009, respectively.

Financing activities
During the first nine months of 2010, the Company received proceeds of $137,309 from the bank working line of credit and received  proceeds of $81,719 from notes and loans payable.  During the first nine months of 2010, the Company issued payments of $2,050,000 against notes and loans payable, and $177,738 of payments were made against notes and loans payable, related party.  Additionally, the Company recognized a gain on debt settlement of $7,943,292 during the nine months ended September 30, 2010.

During the first nine months of 2010, the Company received proceeds from the conversion of debt to non-controlling interest in Comex Electronics of $66,667.

In the first nine months of 2010, the Company received $1,562,560 in equity investment through the conversion of accrued liabilities, notes payable, and notes payable, related party.

During the nine months ended September 30, 2010, the Company received equity investments of $2,017,718 through the sale of common stock and the exercise of warrants.

Waytronx plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2009 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of September 30, 2010 the Company had an accumulated deficit of $50,175,790.

The Company may seek to raise additional capital for the commercialization and further development of its product and technology offerings as well as to further reduce debt.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

At September 30, 2010, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.04% at September 30, 2010).  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.  At September 30, 2010, the balance outstanding on the line of credit was $2,031,395.

During the nine months ended September 30, 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2011 maturity date, paying interest equal to the daily three month LIBOR plus 4.00% (4.29% at September 30, 2010), and secured by personal Letters of Credit from a related party.

In the first nine months of 2010, the Company received $1,562,560 in equity investment through the conversion of accrued liabilities, notes payable, and notes payable, related party.

During the nine months ended September 30, 2010, the Company received equity investments of $2,017,718 through the sale of common stock and the exercise of warrants.

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

Results of Operations

Revenue
During the nine months ended September 30, 2010 and 2009, revenue was $28,905,327 and $20,117,540, respectively.  The revenue for the nine months ended September 30, 2010 is comprised of $26,052,800 from CUI products, $2,793,809 from CUI Japan and Comex Electronics products, $57,948 for freight, and $770 RediAlert™ products.  The revenue for the nine months ended September 30, 2009 is comprised of $18,985,247 from CUI products, $1,028,172 from CUI Japan and Comex Electronics products, $77,229 for freight, and $26,892 from RediAlert™ products.

During the three months ended September 30, 2010 and 2009, revenue was $10,520,295 and $7,956,700, respectively.  The revenue for the three months ended September 30, 2010 is comprised of $9,719,432 from CUI products, $778,654 from CUI Japan and Comex Electronics products, $21,534 for freight and $675 from RediAlert™ products.  The revenue for the three months ended September 30, 2009 is comprised of $6,907,847 from CUI products, $1,028,172 from CUI Japan and Comex Electronics products, $390 from RediAlert™ products and $20,291 for freight.

The increase in revenues for the Company is the result of 2010 including operations from CUI Japan and Comex Electronics for the full year, the continued expansion of CUI’s product offering and the enhanced outside sales representative group.

Cost of revenues
The cost of revenue for the nine months ended September 30, 2010 and 2009, was $17,998,219 and $12,294,615, respectively.  For the three months ended September 30, 2010 and 2009, the cost of revenue was $6,378,085 and $5,033,060, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, depreciation, amortization, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the nine months ended September 30, 2010 compared to the same period in 2009, SG&A expenses increased $1,085,391, with the majority of this increase associated with the addition of CUI Japan and Comex Electronics and their operations as well as increased expenses associated with the increase in overall business.  As a percentage of sales, SG&A expenses were 31% at September 30, 2010 as compared with 40% for the same period in 2009.

Research and Development
The research and development costs are related to the development of technology and products.  Research and development costs were $563,196 and $174,502, for the nine months ended September 30, 2010 and 2009, respectively.

Impairment Loss
The Company recorded $0 in impairment losses during the first nine months of 2010.  For the same period in 2009, the Company recorded a $10,698,169 impairment loss related to goodwill and a $136,811 impairment loss related to patents.

Bad Debt
The bad debt expense for the nine months ended September 30, 2010 and 2009 was $31,714 and $84,143, respectively.  The bad debt in both periods is related to losses from miscellaneous customers and the 2009 bad debt also includes additions made to the allowance for bad debts.

Gain on Settlements of Debt
During the nine months ended September 30, 2010 and 2009, Waytronx recognized gain on settlements of debt of $7,943,292 and $11,834,055, respectively.

Other Income
Other income for the nine months ended September 30, 2010 consisted of $24,820 gain on foreign exchange, $20,069 recovery of bad debts, $18,453 interest income ($6,637 from related party), $18,090 rental income, and $4,158 miscellaneous income.  For the nine months ended September 30, 2009 other income consisted of $103,500 for services billed to a related party, $13,907 for interest income from related parties, $18,231 for foreign exchange gain, $8,280 in rental income, and $6,112 in miscellaneous income.

Investment Income
The Company recognized income of $50,796 on equity investment in an affiliate for the nine months ended September 30, 2010.  For the same period in 2009, the Company recognized a loss of $55,033.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $419,423 and $3,668,122 for the three and nine months ended September 30, 2010, respectively, and $741,855 and $2,354,786 for the same periods in 2009, for the amortization of debt discount and debt offering costs.  The increase in 2010 for the nine month period of $1,313,336 is primarily the result of the full expensing of the discounts of debt related to the note balances that were settled in 2010.

Interest Expense
The interest expense of $967,574 and $1,189,665 for the nine months ended September 30, 2010 and 2009, respectively, is for interest on the secured convertible notes payable, bank operating line of credit, bank loans, and secured and unsecured promissory notes.  The decrease is primarily the result of debt reductions in 2009 and 2010 through debt settlements and principal payments.

Preferred Stock Dividends
No preferred stock dividend was recorded by the Company during the nine months ended September 30, 2010 and 2009, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

Contractual Obligations

As discussed in Notes Payable (Note 8), there is a $1,500,000 principal payment due on or before December 1, 2010 to International Electronic Devices, Inc. in accordance with the September 2010 note amendment. This note amendment included the forgiveness of $1,988,063 of principal, forgiveness of $724,729 of accrued interest, as well as an extension of the maturity date to May 2018 in exchange for the $1,500,000 principal payment due and an interest rate of 6% per annum paying monthly.  The Company further agreed to assign debt owed from TPI in the amount of $187,208 to IED during the first quarter of 2011.

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

Common Stock Issued

During the nine months ended September 30, 2010, the Company issued the following shares of common stock:
15,134,085 shares pursuant to promissory note conversions.  These shares were valued at $1,562,560 on the date of issuance.

18,939,394 shares issued at $0.1056 per share in exchange for $2,000,000 which was used to pay down the bank term loan debt obligation.

700,000 shares pursuant to exercise of fully vested warrants to purchase shares of common stock at $0.01 per share issued as consideration for letters of credit guarantees.

53,592 shares pursuant to exercise of a fully vested warrant to purchase shares of common stock at $0.20 per share.

Common Stock Issuable

During the nine months ended September 30, 2010, the Company recorded 210,000 shares of common stock issuable to consultants for services performed.  $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

Stock Options Granted

During the nine months ended September 30, 2010, the Company granted 275,000 options under the 2008 Equity Incentive Plan with an exercise price of $0.19 per share.  These options were valued at $22,811.

Item 3.  Defaults upon Senior Securities.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

The following reports on Form 8-K were filed during the three months ended September 30, 2010:
(a)	A report on Form 8-K filed on August 31, 2010 announcing the Company's banking relationship transfer to Wells Fargo Bank, N.A.
(b)	A report on Form 8-K filed on September 9, 2010 announcing the modification of a promissory note to reduce the note principal and to restructure the interest rate and payment terms.

Item 6.  Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
10.23[6]	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.25[7]	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.28[9]	Waytronx, Inc. 2008 Equity Incentive Plan.

15.2[11]	Letter re unaudited interim financial information.
21.1[10]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
31.1[11]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[11]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[11]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[11]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of November 2010.

Waytronx, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer