Form 10-K
period 2010-12-31
CUI Global, Inc.
filed 2011-03-31
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-29923

CUI Global, Inc.
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
CUI Global, Inc.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $16,552,759.

As of March 30, 2011, the registrant had 214,282,472 shares of common stock outstanding and 50,543 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred or Series C Convertible Preferred outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None.

Index	Part I
Item 1.	Business	5
	Corporate Overview	5
	CUI, Inc. - Subsidiary	5
	Digital POL Modules	6
	Digital Power License Agreement with Power-One, Inc.	6
	BPS-5 Topology License with California Power Research	6
	GASPT2 Product	6
	ISO 9001:2008 Certification	7
	Comex Electronics and CUI Japan - Subsidiaries	7
	ISO 9001:2008 Certification	7
	ISO 14001:2004 Accreditation	7
	Impact of Japan Earthquake and Tsunami of 2011	7
	WayCool/WayFast	8
	Research and Development Activities	8
	Employees	.8
	Intellectual Property	8
	Competitive Business Conditions	9
	Dependence on Few Major Customers	10
	Philanthropic Philosophy	10
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
	Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	11
	Market Value	11
	Description of Securities	11
	Recent Sales of Unregistered Securities	14
	2008 Sales of Unregistered Securities	14
	2009 Sales of Unregistered Securities	15
	2010 Sales of Unregistered Securities	16
	Shares Eligible for Future Sale	17
Item 6.	Selected Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18
	Critical Accounting Policies	19
	Liquidity and Capital Resources	20
	Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
Item 9A(T)	Controls and Procedures	24
Item 9B	Other Information	26
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	26
	Business Experience of Executive Officers and Directors	27
	Shareholder Communication	29
	Certain Provisions of the Articles of Incorporation and
	Colorado Business Corporation Act Relating to
	Indemnification of Directors and Officers	29

	Reports to Shareholders	30
	Section 16(a) of the Exchange Act Compliance	30
	Our Corporate Governance Practices	30
	Code of Ethics	31
	Audit Committee	31
	Audit Committee Report	32
	Nominating Committee	32
Item 11.	Executive Compensation	33
	Compensation Discussion and Analysis	33
	Compensation Philosophy	34
	Compensation Setting Process	34
	Elements of Executive Compensation	35
	2009 Equity Incentive Plan (Executive)	36
	Summary Compensation Table	38
	Outstanding Equity Awards at Fiscal Year-End	40
	Director Compensation	40
	Employment Agreements	42
	Compensation Committee Report	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	44
	Equity Incentive Plans	46
Item 13.	Certain Relationships, Related Transactions and Director
	Independence	47
Item 14.	Principal Accounting Fees and Services	49
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	49
	Exhibits	49
	Signatures	51
	Certifications	115

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

Item 1. Business

Corporate Overview
CUI Global, Inc., formerly known as Waytronx, Inc., is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

CUI, Inc. - Subsidiary
Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.544% and 10.47% interest at December 31, 2010 and 2009, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry. The Company does not expect any organizational changes to CUI’s operations.

The consideration for the CUI, Inc. asset purchase transaction included two promissory notes in the aggregate principal amount of thirty one million five hundred thousand dollars ($31,500,000). In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original Note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI Inc. for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 1,000,000 shares of the company’s common stock at the stated conversion rate of $0.07 per share. Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note, IED, Inc., agreed to reduce the note principal by $1,588,063 and to restructure the interest rate and payment terms. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments of $51,545 and a May 15, 2018 balloon payment.

Through CUI’s capabilities and extensive contacts throughout Asia, this acquisition allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Digital Power Modules, GASPT2 and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI defines its product into three categories: components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity. These offerings provide a technology architecture that addresses power and related accessories to industries ranging from consumer electronics to defense and alternative energy.

Digital POL Modules
CUI’s power division, V-Infinity, has developed a line of digital point-of-load (POL) modules that will utilize digital power-conversion ICs. The new Novum series is focused on providing complete, easy-to-use solutions to make digital power accessible to a wide array of users. The modules will combine high power density in a compact footprint and offer a wide array of digital control and power management functions. Initially, it will utilize Powervation’s patented Auto-control™ technology which will allow the new modules to work in real time ensuring stability and improved transient response.  A wide array of digital power control functions will be supported including current monitoring, temp sensing, margining and voltage sequencing.  The primary market is in the networking and communication space with customers that deploy an intermediate bus architecture.  These companies have large scale power platform needs that the digital modules address.  Though the design cycles are long, ranging anywhere from 18-48 months, the business once designed in, is stable and long-term.

Digital Power Patent License Agreement with Power-One, Inc.
CUI entered into a non-exclusive Field of Use Agreement with Power-One, Inc. (NASDAQ: PWER) to license Power-One’s Digital Power Technology patents.  The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load power modules.  CUI, through its power division, manufactures a range of embedded and external power electronics devices for OEM manufacturers.

BPS-5 Topology License with California Power Research
CUI entered into an exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology.  It is now being marketed as the Solus Topology. This topology provides industry leading efficiencies and densities in power design.  The topology is broadly applicable to both DC-DC and AC-DC products.  This will allow for CUI to have a long roadmap of industry leading products to service its broad customer base.  In addition, its first target is the Intermediate Bus Architecture (IBA) where the Digital POL modules are used.

GASPT2 Product
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell, and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis.

The GASPT2, designed by GL, is a low cost solution to measuring gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the gas physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z).  Through Bluetooth Technology, this information can be provided to a remote, centralized monitoring facility.  This licensing contract anticipates between $35,000,000 and $40,000,000 in sales during the first four years of the agreement.  According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.

The Company has reached agreements with several European and US companies to place Beta Test Units for both laboratory and in-field testing.  Those test programs should begin in Third Quarter 2011 and will last between 90 and 180 days.

ISO 9001:2008 Certification
CUI, Inc. is certified to the ISO 9001:2008 Quality Management Systems standards and guidelines.  CUI is registered as conforming to the requirements of standard: ISO 9001:2008, The Quality Management System is applicable to Design, Development and Distribution of electro-mechanical components for OEM manufacturing.  ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Comex Electronics and CUI Japan - Subsidiaries
Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. that includes an associated distribution network.  Both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development.  These acquisitions provide a manufacturing component which allows CUI Global to manufacture some of its own products, such as the AMT encoder in Japan.

ISO 9001:2008 Certification
Comex Electronics is certified to the ISO 9001:2008 Quality Management Systems standards and guidelines.  Comex Electronics is registered as conforming to the requirements of standard: ISO 9001:2008, The Quality Management System is applicable to Design, Development and Distribution of electrical machinery apparatus.  ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

ISO 14001:2004 Accreditation
Comex Electronics (Nagano factory) is certified to the ISO 14001:2004 Environmental Management Systems standards and guidelines.  Comex Electronics (Nagano factory) is registered as conforming to the requirements of standard: ISO 14001:2004, The Environmental Management Systems are applicable to Design, manufacture, and wholesale of electrical machinery apparatus.

The certification of compliance with ISO 14001:2004 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Impact of Japan Earthquake and Tsunami of 2011
CUI Global, Inc. has no reports of injured or missing employees and its Japanese facilities remain intact and undamaged.  CUI Global is analyzing the broader effects on its industries and its business.  While Comex and its Japanese operations are a relatively small component of CUI Global, Inc.’s total revenue, Japan is a large supplier to the global market for semiconductors and other components.  The electronics industry, as well as many other industries, source components from Japan.  It is most likely that the events in Japan will affect the supply of components, but it is too early to say to what extent.  Business continuity plans and work to assess the impact, if any, on CUI Global, Inc. and mitigation activities has been ongoing since the event took place.  We will continue to closely monitor the situation in Japan to take further action where necessary.  It is, however, too early to draw any further conclusions as the situation is still developing.

WayCool/WayFast
While we continue to believe in the value and viability of the WayCool/WayFast technology and related patent portfolio, we have yet to hear back from our submission to DARPA.  Moreover, a thorough analysis of the WayCool/WayFast Technology reveals that development will consume significant additional monies and as much as two to three years of development.  Taking those facts into account, the Company has made the decision to postpone any further development of the technology while it continues to seek other options for commercializing this technology, including continuing its relationship with Innovaro.  The Company recorded impairment charges of $3,105,956 on the technology rights and $418,185 on patents associated with the WayCool/WayFast technology.

Research and Development Activities
Research and development costs for CUI Global were $740,396 for the year ended December 31, 2010 and $56,042 for the same period during 2009.  Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  The increase is primarily the result of an increase in expenditures towards the development of the GasPT2, Novum Advanced Power technologies, AMT Capacitive Encoders and DSP technologies.  The Company expects that research and development expenses will increase during 2011 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees
As of December 31, 2010, the Company, together with its consolidating subsidiaries, had eighty-three full-time and three part-time employees.  None of its employees is represented by a labor union.  The Company considers its relations with its employees to be good.  The Company plans to add additional staff as needed to handle all phases of its business.

Intellectual Property
The following describes the evolution of the license and ownership of our thermal management technology patents:
•
On January 10, 2005 and February 16, 2005, the inventor/owner of the WayCool and WayFast technology patents conveyed ownership of the patents to CH Capital, a California general partnership controlled by Bradley J. Hallock, currently a shareholder, Corporate Secretary and William Clough, currently a shareholder, President/CEO and director.

•
On March 24, 2006, CH Capital assigned to the Company all right, title and interest to the WayCool patent and on May 2, 2008 CH Capital assigned to the Company all right, title and interest in the WayFast patent.  WayFast is a next generation developmental application of WayCool. These assignments have been recorded and are a matter of record with the United States Patent and Trademark Office.  The Company owns all right, title and interest of the WayCool and WayFast patents.

The following describes the evolution of the license relating to the AMT encoder technology:
•
Upon the acquisition of CUI, Inc., the Company obtained the relationship with the holder of the AMT encoder technology.  Through an exclusive licensing contract with Andermotion Technologies LLC, signed on or about April 20, 2009, CUI acquired exclusive rights to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.

The following describes the evolution of the license relating to the Digital POL technology:
•
Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load (POL) power modules.

The following describes the evolution of the license relating to the BPS-5 advanced power topology technology:
•
Through an exclusive licensing contract with California Power Research, Inc., signed on or about March 4, 2010, CUI acquired the exclusive rights to manufacture, market, sell, lease, maintain, give over, and dispose of licensed product using the BPS-5 advanced power topology technology.

The following describes the evolution of the license relating to the GasPT2 technology:
•
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., signed on or about January 4, 2010, CUI Global acquired exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis.

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
•
September 12, 2006, December 5, 2006 and August 25, 2009 the United States Patent and Trademark Office issued patents to the Company relating to the basic mesh design and methods that underlie the cooling and the LED technologies.

•
May 22, 2007, October 6, 2009 and April 13, 2010 the United States Patent and Trademark Office issued patents to the Company relating to the WayCool heat transfer meshes and the communication systems incorporating the control meshes, WayFast.

•
February 10, 2006 and October 4, 2006 the United States Patent and Trademark Office issued patents to the Company relating to the aerodynamic lighted display panel airfoil design and the LED assembly with vented circuit board.

•
The Company has pending various United States and Patent Cooperation Treaty (PCT) applications pertaining to cooling systems relating to heat transfer meshes, method and apparatus for leak-proof mounting of a liquid cooling device on an integrated circuit, carbon-based waterblock with attached heat-exchanger, method and apparatus for cooling of solar power cells, sealed self-contained fluid cooling device and other relating to the product lines of the Company.

Under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks: RediAlert, Rapid Dispatch Emergency Signs, RediAd, Living Window, OnScreen Technology, CUI INC, CUI Europe, V-Infinity, AMT, Novum and Simple Digital.  The following trademark applications filed with the United States Patent and Trademark Office are pending: WayCool, WayCoolant, WayFast, Waytronx and CUI Global.

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

Competitive Business Conditions
The industries in which the company competes are very broad. We operate a commoditized electromechanical parts distribution business that is focused on efficiency of delivery and competitiveness of pricing to differentiate our products from competitors. The market is subject to some volatility due to production requirements of large global firms.

Our electromechanical parts distribution business is diverse and broad.  We have a very strong retail distribution partner that maximizes our product exposure to new designs and small to medium sized customers.  We focus on the OEM market and supply higher levels of support, customer service, and a constantly expanding product line, in order to further differentiate with our competitors.  This product line ranges from a $.02 connector to a $700 encoder – all different products for different customers.  Additionally, we utilize third party external sales representative organizations to penetrate new and better customers otherwise not readily available to the company.

CUI is becoming more recognized in the power supply market and have differentiated ourselves through technology with a foundation of legacy and product quality.  Currently, our internal and external power supply sales and component sales account for in excess of 75% of our gross sales notwithstanding our current power supply product line sales in a market that values a competitive price over the most current technology.  We have added new products and technologies that will allow us to compete outside of price and more on innovative technology and strategic partnerships.

From the first full featured digital point-of-load dc-dc converter, to the highly dense intermediate bus converters that CUI is releasing, we believe that we are ahead of the market leaders in our market space and that the market is ready for new technologies and new ideas.  We feel that there is a market shift to a digitally-based controller for power supply switching.  It is our strategy that this will be a complete transformation for the industry as it will become a major part of the value sell to the end customer as well as a data collection point for energy consumption, two important elements for the industry.

Dependence on Few Major Customers
During 2010, 50% of revenues were derived from five customers:  40%, 3%, 3%, 2% and 2%.  During 2009, 42% of revenues were derived from five customers at 31%, 4%, 3%, 2% and 2%.

The Company’s major product lines in 2010 and 2009 were external power, internal power, electro-mechanical and DSP based digital to analog and analog to digital test & measurement systems.

At December 31, 2010, of the gross trade accounts receivable totaling $4,851,200, 48% was due from eight customers:  23%, 8%, 3%, 3%, 3%, 3%, 3%, and 2%.  At December 31, 2009, of the gross trade accounts receivable totaling $4,808,382, 14% was due from one customer.

Philanthropic Philosophy
In an industry first, CUI has chosen that, in addition to sales commission, sales representative firms will also receive a charity commission to be donated to charities of their choice.  One of CUI’s core values is generosity which includes philanthropic giving.  We give in our local community and we want to also give in the communities in which we do business.  This program will allow us to give more than $50,000 in 2011 to communities outside of our own.

Item 1A.      Risk Factors

Smaller reporting companies are not required to provide information required by this item.

Item 1B.      Unresolved Staff Comments

Smaller reporting companies are not required to provide information required by this item.

Item 2.  Properties

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC, a related party, at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through December 31, 2010, the monthly base rent was $40,000.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011.  In addition to the base rent of (subject to periodic base lease payment increases), the Company was responsible for property taxes, maintenance and related VAT taxes.  During the year ended December 31, 2010 and 2009, the monthly base rent was approximately $3,413 and $1,825, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company now has leased spaces in Tokyo, Japan, and owns a small manufacturing facility on leased land in Nagano, Japan.  One of the leased spaces in Tokyo, Japan expires August 31, 2011.  The monthly base rent for this space during the year ending December 31, 2010 was $3,590.  The other leased space in Tokyo, Japan expires in stages from May 7, 2011 to September 9, 2011.  During the year ending December 31, 2010, the monthly base rent for this space $6,840.  In conjunction with this lease, the Company also leased parking spaces.  The parking spaces lease expired December 31, 2010 and the base monthly rent during the year ended December 31, 2010 was $507.  The parking spaces lease is now under a month to month agreement.  During the year ending December 31, 2010, the annual base rent for the land lease in Nagano, Japan was $2,897.  This lease expires August 11, 2019.

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

Item 4.  Submission of Matters to a Vote of Security Holders

December 2, 2010 the Company held its 2010 Annual Meeting of Shareholders.  The shareholders elected Colton R. Melby, William J. Clough and Matthew M. McKenzie to two year terms on the Board of Directors.  The shareholders also approved the corporate name change from Waytronx, Inc. to CUI Global, Inc.  The name change became effective January 4, 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value
The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "CUGI".  The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2009 and 2010 as reported by the National Quotation Bureau.  The bid prices quoted on the OTC:BB reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid
2009	First Quarter	.340	.160
	Second Quarter	.380	.160
	Third Quarter	.250	.160
	Fourth Quarter	.250	.070
2010	First Quarter	.140	.070
	Second Quarter	.150	.060
	Third Quarter	.250	.120
	Fourth Quarter	.360	.130

Description of Securities
The Company currently has authorized 325,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.  Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred.  As of December 31, 2010, the Company’s outstanding shares consisted of 214,045,673 issued and outstanding and 50,000 issuable shares of common stock, 50,543 shares of Series A Convertible Preferred Stock and no shares of Series B and Series C Convertible Preferred Stock.  As of December 31, 2010, the Company had in excess of 3,000 shareholders of record.

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

Set forth below is a summary of the current outstanding securities, transactions and agreements, which relate to 23,233,790 shares of common stock the Company is required to reserve for potential future issuances.

277,986 shares of our common stock may be issued in connection with the conversion of our Series A convertible preferred stock
As of December 31, 2010, the Company had 50,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B and Series C Convertible Preferred Stock outstanding.  The Series A preferred shares convert to common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred.  As of December 31, 2010, there is $5,054 in accrued Series A Preferred dividends that convert into 25,271 shares of the Company’s common stock at a per share price of $0.20 for certain shareholders who elected to convert accrued dividends to common shares.

12,499,028 shares of our common stock reserved for warrant exercise
The following describes common shares underlying warrants:
•
6,040,485 to our CEO and Senior Vice President as partial consideration for conveyance in 2006 of the WayCool technology to the company.  These warrants may be exercised any time before July 5, 2011 at a price of $0.20 per share.

•
1,458,543 to three investors as bonus shares in consideration for promissory notes made in 2006.  Two of these warrants representing 1,156,408 shares may be exercised at any time before June 9, 2011 at a price of $0.20 per share and the third warrant representing 302,135 shares to an investor as bonus shares in consideration for two promissory notes.  These warrants may be exercised at any time before August 14, 2012 at a price of $0.01 per share.

•
5,000,000 shares of our common stock underlie warrants issued as consideration for letter of credit guarantees.  The fully vested warrants may be exercised at any time before May 15, 2011 at a price of $0.01 per share.

10,456,776 shares of our common stock reserved for future issuance under our Equity Compensation Plans
Equity Compensation Plan Approved by Security Holders
On May 15, 2008 the Company’s Board of Directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan.  The Company shareholders approved the Plan at the 2008 Annual Meeting of Shareholders.  At the 2009 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares authorized under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered with the SEC under Form S-8.

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

CUI Global has granted 1,660,000 fully vested stock options to employees under the 2008 Equity Incentive Plan with an exercise price of $0.19 per share.  In relation to these options, the Company recorded expenses of $138,298.  223,190 of these stock options have been forfeited and 54,310 have been exercised, leaving 1,382,500 stock options outstanding.  Additionally, 99,296 shares of common stock were issued as a bonus to an employee.  There are 1,463,894 shares remaining available under the 2008 Equity Incentive Plan.

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

During 2009, CUI Global granted 1,458,000 stock options to directors of the Company under the 2009 Equity Incentive Plan (Executive) with an exercise price of $0.25 per share.  Included in the options to directors are two employees, William Clough and Matt McKenzie, who each received 243,000 options as directors.  864,000 of the options vest over four years, 25% at year one and thereafter in equal monthly installments, while 594,000 of the options fully vest one year after issuance.  These shares were valued at $44,310 using the Black Scholes Options Pricing Model.  Additionally, 2,550,273 of fully vested stock options were granted to officers under the 2009 Equity Incentive Plan (Executive) with an exercise price of $0.25 per share.  These stock options were valued at $77,508 using the Black Scholes Options Pricing Model.

On October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive) which were granted.  99,000 options to each director of the Company with an exercise price of $0.30 per share and vest one year after the October 11, 2010 date of grant.  Two employees who also serve as directors, William Clough and Matt McKenzie, received 1,568,312 bonus options as employees.  Additionally, 898,070 stock options were granted to corporate officers and employees.  The employee bonus options have an exercise price of $0.30 per share and vest over four years, 25% at year one and thereafter in equal monthly installments.  These stock options were valued at $460,463 using the Black Scholes Options Pricing Model.

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

1,300,000 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $300,000.  A former officer of CUI Global agreed to transfer 1,000,000 registered shares to one of the purchasing parties and accept 1,000,000 restricted shares as reimbursement.  Because of the difference in value between the registered versus restricted sales, CUI Global agreed to issue an additional 100,000 shares to the former officer.

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

2010 Sales of Unregistered Securities
Common Stock Issued During 2010
14,134,085 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $0.1056 per share.

1,000,000 shares of common stock were issued as part of the settlement of the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI, Inc.  The shares were valued at $70,000 in accordance with the convertible promissory note stated conversion rate of $0.07 per share. Two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

18,939,394 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $0.1056 per share.  Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

1,000,000 shares of common stock were issued to three investors who exercised warrants at $0.01 per share.  The company received proceeds of $10,000.  One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

53,592 shares of common stock were issued to an investor in consideration for a warrant exercise at $0.20 per share.  The company received proceeds of $10,718.

666,666 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $0.15 per share in accordance with the convertible note terms.  A former officer of CUI Global is a principal in the limited liability company.

210,000 shares of common stock were issued for services performed by a consultant.  $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

54,310 shares of common stock were issued in relation to the exercise of 2008 Equity Incentive Plan options at $0.19 per share with proceeds of $9,500.  The company received no cash payment for 4,310 of these shares because the options were exercised through a cashless exercise election.

100,000 shares of common stock were issued to an employee as a bonus.  These shares were valued at $28,000 as of the date of issuance.

7,100,000 shares of common stock were sold at $0.20 per share pursuant to stock purchase agreements with proceeds of $1,420,000.  50,000 of these shares were issuable at December 31, 2010.  One director and a former corporate officer participated in this transaction.

1,000,000 shares of common stock were issued as settlement of $200,000 of principal on a promissory note related to the acquisition of CUI, Inc.  The conversion rate was $0.20 per share.  Two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

Warrants and Options Issued During 2010
Fully vested options for the purchase of 275,000 shares of its 2008 Equity Incentive Plan common stock at $0.19 per share to nine employees with an expiration of June 15, 2020.  If all options are exercised the Company could receive $52,250.

Under the 2009 Equity Incentive Plan (Executive) 594,000 options that vest October 11, 2011 were issued to directors to purchase restricted common stock at $0.30 per share and 2,466,382 options were issued to officers and employees that vest over four years, 25% at year one and thereafter in equal monthly installments.  The employees include two directors who are also employees and officers and one officer.  The options expire October 11, 2020.

Series A and Series B Convertible Preferred Stock Issued
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2010.  All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued
There were no shares of Series C Convertible Preferred Stock issued.  The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

Shares Eligible for Future Sale
As of December 31, 2010, we had outstanding 214,045,673 shares of Common Stock and 50,000 issuable shares of Common Stock.  Of these shares, 121,125,726 shares are freely tradable without restriction or limitation under the Securities Act.

The 92,919,947 shares of Common Stock held by existing shareholders as of December 31, 2010 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2010, we had issued and outstanding 50,543 shares of Series A Convertible Preferred Stock, all of which are "restricted" within the meaning of Rule 144 as noted above.  No shares of Series B or Series C Convertible Preferred Stock were issued and outstanding as of that date.

On January 23, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to the Securities Act of 1933, as amended, with respect to the offer, issuance and sale of an aggregate of 100,646,995 shares of our Common Stock being registered therein to certain of our stockholders named in the Prospectus and their transferees.  An amendment to the Form SB-2 was filed October 9, 2007, offering an aggregate of 78,108,174 Common Shares which was made effective October 26, 2007.  On August 17, 2009 the Company filed a Pre-Effective Post-Effective Amendment No. 1 to registration statement S-3 which was made effective August 17, 2009 registering 9,674,886 common shares underlying warrants included in the original SB-2 that became effective October 26, 2007.  The Company will not receive any proceeds from the sale of the shares, but the Company may receive proceeds from the Selling Stockholders if they exercise their warrants.  Of the remaining outstanding warrants, upon exercise by the Selling Stockholders, the Company may, however, receive up to $1,492,400.

Item 6.     Selected Financial Data

Not applicable due to status as a small reporting company.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2010 and un-audited 10-Q filings for the first three quarters of 2010 and the notes thereto, all of which are included elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Losses from Operations; Accumulated Deficit; Negative Net worth and Going Concern.
Historically, the Company has not generated sufficient revenues from operations to self-fund its capital and operating requirements. These factors raise substantial doubt concerning its ability to continue as a going concern. However, following the acquisition of CUI, Inc. and subsequent reductions of debt, the company is generating significant revenues that it expects will provide the Company with the ability to self-fund its capital and operating requirements. If that is not possible, the Company will seek additional working capital from funding that will primarily include equity and debt placements.

Restatement of Prior Periods Financial Statements
The Company previously recorded extinguishments of debt as settlement gains subsequent to performing a thorough analysis of the relevant guidance. Upon review by the SEC, it was determined that the Company should reclassify these extinguishments of debt as additional paid in capital and not as settlement gains as a result of the determination that a related party was involved.  For further details regarding the restatement, see Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Restatement of Prior Periods Financial Statements.

Overview
CUI Global, Inc. is dedicated to maximizing shareholder value through the acquisition, development and commercialization of innovative companies and technologies.  From its GasPT2 platform targeting the energy sector, to its subsidiary CUI, Inc.'s industry leading digital power platform targeting the networking and telecom industries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

In May 2008, CUI Global formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a technology company dedicated to the development, commercialization, and distribution of new, innovative electro-mechanical products. Over the past 20 years, CUI has become a recognized name in electronic components worldwide in the areas of power, interconnect, motion control, and sound.  In that time, the company has been able to leverage many long-standing relationships in Asia to create a flexible, responsive business model that ultimately benefits CUI customers.  Today, its industry leading technology platforms which include Novum Advanced Power and AMT Capacitive Encoders are quickly positioning CUI, Inc. as a global leader in the fields of power electronics and motion control.  Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.544% interest in Test Products International, Inc., a provider of handheld test and measurement equipment.

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  Both CUI Japan and Comex are Japanese based providers of DSP-based hardware and software that specializes in digital to analog and analog to digital test and measurement equipment.  CUI Japan and Comex focus on applications that demand high speed multiple channel measurement.  The product line ranges from 8 channel to 1032 channel systems.  Comex works primarily with research labs, universities, and large companies in Japan to create its custom solutions.  Additionally, the Comex acquisition provides a manufacturing component which allows CUI Global to manufacture some of its own products, such as the AMT encoder, in Japan.

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

Liquidity and Capital Resources
General
The Company’s cash and cash equivalents balance at December 31, 2010 are $612,275 and a net working capital deficit at December 31, 2010 of $675,936.  During the year ended December 31, 2010, operations and investment activities have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions.

Cash used in operations
The Company’s operating requirements generated a positive cash flow from operations of $628,847 during 2010.

During 2010 and 2009, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2010 and 2009, respectively, the Company recorded a total of $144,912 and $686,237 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2010, the Company recorded three significant non-cash entries - $3,859,342 of non-cash interest expense, including amortization of the beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $3,105,956 for the impairment of technology rights and $418,185 of non-cash loss for the impairment of patents.  During 2009, the Company recorded five additional significant non-cash entries - $3,096,641 of non-cash interest expense, including amortization of the beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $210,403 of non-cash loss for the impairment of intangible, patent pending technology, $246,237 of non-cash loss for the impairment of intangible, customer list, $10,241,529 of non-cash loss for the impairment of goodwill, and $136,811 of non-cash loss for the impairment of patents.

As the Company focuses on the technology development and product line additions during 2011, it will continue to fund research and development together with related sales and marketing efforts for its technology platforms including the GasPT2, Novum Advanced Power, AMT Capacitive Encoders, DSP and its other electromechanical products.

Capital Expenditures and Investments
During the years ended 2010 and 2009, the Company invested $361,990 and $265,858, respectively, in fixed assets.  The Company anticipates further investment in fixed assets during 2011 in support of its on-going business and continued development of product lines and technologies.

The Company invested $7,230 and $25,355, respectively, in patent costs during 2010 and 2009.  The Company expects its investment in patent costs will continue throughout 2011 as it invests in patents to protect the rights to use its product and technology developments.

The Company invested $87,448 and $182,955, respectively in technology rights and development during 2010 and 2009.  The Company expects its investment in technology rights and development will continue throughout 2011 as it works to bring new technology and products to the market.

The Company invested $9,003 and $0, respectively in other intangible assets during 2010 and 2009.  The Company expects its investment in other intangible assets may continue throughout 2011.

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  The Purchase Price reflects the acquisition of 100% of CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd. The total purchase price is approximately $260,000.  Terms of the acquisition called for three equal annual payments over three years to acquire the remaining 51% of Comex Electronics.  The terms of acquisition have been amended to allow CUI Global to acquire the remaining 51% at anytime during the five years following the initial acquisition.  In accordance with the Company’s charter, CUI Global maintains two of the three Comex Electronics board positions and therefore has effective control.  The following details the initial acquisition of CUI Japan and 49% of Comex Electronics Ltd.:

Purchase price	$103,589
Cash	116,152
Accounts receivable, trade	1,154,278
Other receivables	203,604
Inventory	1,043,688
Other current assets	17,450
Property & equipment, net	302,518
Deposits and other assets	78,102
Technology rights	34,278
Investments - long term	102,541
Goodwill, Comex Electronics and CUI Japan	473,692
Liabilities assumed	(3,380,314)
Noncontrolling interest	(42,400)
$103,589

Financing activities
During 2010, $3,450,218 of proceeds were received from sales of common stock and the exercise of warrants and options, $66,667 of proceeds were received from the conversion of debt to non-controlling interest. Included in these transactions were the following items, discussed in greater detail at Note 9. STOCKHOLDERS’ EQUITY:

In May 2010 an owner of 10% of the voting rights attached to outstanding shares received 11,220,947 shares of common stock at a per share price of $0.1056 through conversion of a $1,000,000 promissory note plus accrued interest of $184,932.

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock at $0.1056 per share. The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000. The 18,939,394 shares of common stock were issued as follows: 8,522,727 to an investor, 3,787,879 to a director, 3,787,879 to a director and 2,840,909 to a former officer.

A former officer of the Company received a 300,000 share warrant which was exercised August 17, 2010, a former director, received a 300,000 share warrant which was exercised December 16, 2010, and a director received a 400,000 share warrant which was exercised August 18, 2010.

In October 2010, a limited liability company promissory note owner converted $100,000 of the note to 666,666 shares of common stock at $0.15 per share. A former company officer received 111,111 shares in this transaction.

In October 2010, 1,000,000 shares of common stock were issued to a director at $0.20 per share in consideration for a cash payment of $200,000.

In December 2010, 425,000 shares of common stock were issued to a limited liability company at $0.20 per share in consideration for a cash payment of $85,000. A former officer of the Company is a part owner in the limited liability company.

During 2009, $284,373 of proceeds were received from bank loans, and $9,808 of proceeds were received from the exercise of warrants.  The Company also utilized $777,772 from bank operating lines of credit to fund daily operations during 2009. Included in these transactions was the following item:

During 2009, 416,667 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $4,167 by an entity controlled by Colton Melby who is Chairman of the Board of Directors.

CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity
Effective September 1, 2010, the Company and the related party holder, IED, Inc., of the $14,000,000 promissory note utilized in the acquisition of CUI, Inc., agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2,312,792 as recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments of $51,545 payment and a May 15, 2018 balloon payment.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of this transaction.

In May 2009, CUI Global and the related party debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retained the total maximum convertible shares at 70,000,000 as stated in the original Note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. The Company recognized additional paid in capital contribution related to this 2009 extinguishment of debt of $11,808,513. On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 1,000,000 shares of the company’s common stock at the stated conversion rate of $0.07 per share. The Company recognized additional paid in capital contribution from the 2010 extinguishment of debt of $5,630,500.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of this transaction.

During 2010 and 2009, $1,616,180 and $450,000, respectively, in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. Also during 2010, $70,000 of principal was converted to 1,000,000 shares of CUI Global common stock at $0.07 per share in accordance with the convertible note terms and $200,000 of principal was converted to 1,000,000 shares of CUI Global common stock at $0.20 per share in accordance with a settlement agreement.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of these transactions.

During 2009, the Company and a related party holder of a $125,000 promissory note agreed to settle the note in exchange for a payment of $100,000.  The forgiveness of the remaining principal of $25,000 and $542 of accrued interest was recorded as additional paid in capital contribution.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of this transaction.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2010 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. and the settlements of debt in 2009 and 2010, the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of December 31, 2010 the Company had an accumulated deficit of $73,596,738.

The Company may seek to raise additional capital for the continued development and commercialization of its various technology product lines.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

As of December 31, 2010 CUI, Inc. maintained a revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE:  WFC), granting borrowings of up to $4,000,000 with interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.05% at December 31, 2010).  At December 31, 2010, the Company is in compliance with all covenants related to this loan.

The Company expects revenues to help cover the operating and other expenses.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of December 31, 2010 we have no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2010 and 2009.

Revenue
During the year ended 2010, revenue was $40,932,888 and $28,851,750 for the same period during 2009.  The revenue for the year ended December 31, 2010 is comprised of $37,309,998 from CUI products, $3,549,742 from CUI Japan and Comex Electronics products, $72,378 for freight and $770 from RediAlert™ products.  For the year ended December 31, 2009, revenue was comprised of $26,145,223 from CUI products, $2,575,902 from CUI Japan and Comex Electronics products, $103,733 from freight, and $26,892 from RediAlert™ products.

During 2010, 50% of revenues were derived from five customers:  40%, 3%, 3%, 2% and 2%.  During 2009, 42% of revenues were derived from five customers at 31%, 4%, 3%, 2% and 2%.

Cost of revenue
The cost of revenue for the year ended December 31, 2010 and 2009 was $25,699,712 and $18,191,840, respectively.  The significant increase during 2010 compared to the prior year is primarily the result of the overall growth in sales which includes full year results from CUI Japan and Comex Electronics.  The year ended December 31, 2009 included a partial year of CUI Japan and Comex Electronics and their related operations as those acquisitions were completed July 1, 2009.  As a percentage of sales, the cost of revenue remained consistent at 63% for both the year ended December 31, 2010 and 2009.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $13,269,741 for the year ended December 31, 2010 from $10,839,425 for the same period during 2009.  This increase of $2,430,316 is primarily the result of the full year of operations from CUI Japan and Comex Electronics since acquisition in July 2009 and the overall growth of the business in relation to revenues.  While the total dollar amount of SG&A expenses increased, as a percentage of sales the SG&A decreased to 32% in 2010 from 38% in 2009.

The Company anticipates its sales and marketing expenditures and general and administrative expenses will further increase in 2011 as the Company continues to grow its revenues and technology offerings.

Research and Development
The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  Research and development costs were $740,396 for the year ended December 31, 2010 and $56,042 for the same period during 2009.  The increase is primarily the result of an increase in expenditures towards the development of the GasPT2, Novum Advanced Power, AMT Capacitive Encoders and DSP technologies.  The Company expects that research and development expenses will increase during 2011 as the Company continues to expand its product offering and technologies.

Impairment Loss
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the year ended December 31, 2010 the Company recorded impairment charges of $3,105,956 related to technology rights and $418,185 related to patents.  During the year ended December 31, 2009 the Company recorded impairment charges of $210,403 related to intangible, patent pending technology, $246,237 related to intangible, customer list, $10,241,529 related to goodwill and $136,811 related to patents.

Bad Debt
Bad debt expense decreased to $72,689 for the year ended December 31, 2010 from $144,834 for the same period ended 2009.  The bad debt expense relates to miscellaneous customers.

Other Income
Other income for the year ended December 31, 2010, consisted of $95,771 from a cancelled insurance policy at Comex Electronics, $31,496 for foreign exchange gain, $24,630 for interest income, $20,090 of rental income, and $14,219 in other income.  Other income for the year ended December 31, 2009, consisted of $103,500 for services billed to a related party, $54,543 for foreign exchange gain, $18,012 for interest income, $14,340 of rental income, and $3,670 in other income.

Investment Income
The Company recognized investment income on equity investment in an affiliate of $78,074 for the year ended December 31, 2010 as compared with a loss of $41,424 for the same period ended 2009.

Financing Fees
During 2010, the Company paid financing fees totaling $78,658 related to equity financing, the operating line of credit and term notes.  During 2009, the Company paid financing fees of $21,000 related to the extension received on a note payable.

Change in value of warrant liability
During 2010 and 2009, there was no change in the value of warrant liability.

Non-cash interest expense, amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts, intrinsic value of convertible debt and amortization of warrant related debt discount
The Company recorded an expense of $3,859,342 during 2010 and $3,096,641 during 2009, for non-cash interest expenses, including amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount.  The increase in this expense is primarily associated with the expensing of the remaining balance of the discount on convertible note payable for the $4,900,000 note that was settled in full during 2010.

Interest Expense
The Company incurred $1,215,530 and $1,552,419 of interest expense during 2010 and 2009, respectively.  Interest expense is for interest on the secured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans.

Consolidated Net Loss
The Company had a net loss of $7,460,516 for the year ended December 31, 2010 as compared to a net loss of $16,043,547 for the prior year ended 2009.  The decrease in the net loss as compared to the prior year is primarily the result of the following items:  an increase in total revenues of $12,081,138 and related gross profits of $4,573,266, an increase in selling, general and administrative expenses of $2,430,316, an increase in research and development expenses of $684,354, a decrease in impairment charges total from $10,834,980 in 2009 to $3,524,141 in 2010, an increase in interest expense – intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount of $762,701, a decrease in interest expense of $336,889.

Preferred Stock Dividends
During the year ended December 31, 2010 and 2009, the Company recorded Series A, B, and C Convertible Preferred Stock dividends of $0 and $0, respectively.

Recent Accounting Pronouncements
In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.  In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed.  ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”).  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Webb & Company, P.A. dated March 30, 2011 are attached hereto and incorporated herein by reference.

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

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation and review of the material weakness in our controls over financial reporting identified below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control –
Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2010 and identified the following material weakness in internal control over financial reporting.

The material weakness pertains to controls relating to the valuation of inventory and capitalization of costs for our developed technology at our 49% owned subsidiary Comex Electronics, Ltd.

Management has concluded that the above control deficiency represents a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness described above, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Changes in Internal Control over Financial Reporting.
There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified additional steps necessary to address the material weakness described above. These measures include the implementation of an enhanced financial software system for tracking inventory and capitalized costs as well as education of personnel regarding appropriate procedures and controls at our 49% owned subsidiary, Comex Electronics, Ltd.  Management has begun implementation of these additional procedures and expects these material weaknesses to be resolved in 2011.

Limitations on the Effectiveness of Controls.
The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  A copy of our Audit Committee Charter can be viewed on our website:  www.cuiglobal.com.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one.  The Board of Directors has set the maximum number of members to no more than eight members.  Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal.  Currently, there are six (6) directors, four of whom are “independent” in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 4200(a) (15) of the Nasdaq Stock Market.  The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.cuiglobal.com.

By April 24, 2007 Board of Directors resolution, the owners of Series C preferred stock have the exclusive right to appoint three board members.  See above, Section Convertible Preferred Shares in Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Board of Directors has three standing committees: Audit Committee, Compensation Committee and Nomination Committee.  No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served.  Our board currently appoints the members of the committees.  Our Audit Committee, Compensation Committee and Nomination Committee each have a written charter approved by our board.  Copies of the current committee charters are posted on our website at www.cuiglobal.com.

The following are officers and directors of the Company as of December 31, 2009.

Name	Age	Position
Colton Melby*	51	Director, Chairman
William J. Clough, Esq.	57	President/Chief Executive Officer, Director and General Counsel
Thomas A. Price*	66	Director
Matthew M. McKenzie	30	Director, Chief Operating Officer
Sean P. Rooney*	47	Director
Corey Lambrecht*	40	Director
Daniel N. Ford	31	Chief Financial Officer

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

Because CUI Global is a small entity, the Company is dependent on the efforts of a limited number of management personnel.  The Company believes that because of the large amount of responsibility being placed on each member of its management team, the loss of services of any member of this team at the present time would harm its business.  Each member of its management team supervises the operation and growth of one or more integral parts of its business.

Business Experience of Directors and Executive Officers
Colton Melby, Chairman of the Board of Directors
Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairmen of the Board of Directors.  Mr. Melby continues to serve as Chairman of the Board of Directors and at the 2010 Annual Meeting of Shareholders, Mr. Melby was reelected to a two year term on the Board of Directors.

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

William J. Clough, Esq., President/Chief Executive Officer, Director and General Counsel of CUI Global, Inc. and Chief Executive Officer of CUI, Inc.
Mr. Clough was elected at the 2006 Annual Meeting of Shareholders to serve a two year term on the Board of Directors.  Mr. Clough continues to serve on the Board of Directors and was reelected at the 2010 Annual Meeting of Shareholders to serve a third two year term.

Mr. Clough was appointed President and Chief Executive Officer of CUI Global, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development.  Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. along with this acquisition; Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.).  Mr. Clough was a police officer for 16 years, working at the local, state and federal levels.  After working as a Federal Air Marshall in Southern Europe and the Middle East, in 1987 Mr. Clough attended law school; he received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990.  He was in the private practice of law with his law firm for 12 years with offices in Los Angeles, San Francisco and Honolulu.  Mr. Clough obtained the largest ever non-wrongful death jury verdict in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States.  He is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court.  Mr. Clough has represented large manufacturing and entertainment entities, including work with MGM Studios, 20th Century Fox, News Corp., Lions Gate Films, Artisan Pictures, Sony and Mediacopy.

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

Matthew M. McKenzie, President and Chief Operational Officer of CUI, Inc. and Chief Operational Officer of CUI Global, Inc., Director
Matt McKenzie was elected to the Board of Directors at the 2008 Annual Meeting of Shareholders to serve a two year term and was reelected to a two year term on the Board of Directors.

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

Mr. Rooney brings to the CUI Global Board nearly 15 years of financial management experience.  Mr. Rooney currently serves as Senior Vice President of Investments for Maxim Group LLC, a leading full service investment banking, securities and wealth management firm.  Prior to joining Maxim Group, he served in a similar capacity at Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K.  Through his many years of experience, Mr. Rooney has built a vast network of industry resources and contacts.

Mr. Rooney graduated from C. W. Post University in 1993 with a Bachelors of Arts degree in Business Administration.  In addition to his Series 7 (General Securities Representative), Series 63 (Uniform Securities Law) and Series 24 (General Securities Principal) licenses, Sean has also been designated as Senior Vice President-Investments for Oppenheimer & Co, Inc.

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

Daniel N. Ford, Chief Financial Officer of CUI Global and CUI, Inc.
Daniel N. Ford has a background in the big accounting firms, including KPMG.  Mr. Ford brings a large company perspective to a small company with big potential.  As CFO of CUI for in excess of five years, Mr. Ford has consistently moved CUI into a position of profitability, efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes.  Over the past five years, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a “real time” inventory system and participated in implementing CUI’s ERP system.  His skills as a financier have allowed CUI to move to its current, 61,380 square foot building, to transition its banking relationships to Wells Fargo National Association, as well as provided leadership in CUI Global’s acquisition of CUI, CUI Japan and Comex Electronics.

Mr. Ford holds an MBA from George Fox University.

Shareholder Communications
Company shareholders who wish to communicate with the Board of Directors or an individual director may write to CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300 or to the attention of an individual director.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act Relating to Indemnification of Directors and Officers
The Colorado General Corporation Act, as revised, provides that If so provided in the articles of incorporation, the corporation shall eliminate or limit the personal liability of a director to the corporation or to its shareholders for monetary damages for breach of fiduciary duty as a director; except that any such provision shall not eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages for any breach of the director's duty of loyalty to the corporation or to its shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, unlawful distributions, or any transaction from which the director directly or indirectly derived an improper personal benefit.

Our Articles of Incorporation and By-Laws provide that a person who is performing his or her duties shall not have any liability by reason of being or having been a director of the corporation and that the Company shall indemnify and advance expenses to a director or officer in connection with a proceeding to the fullest extent permitted or required by and in accordance with the indemnification sections of Colorado statutes.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Reports to Shareholders
We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases, governance documents and summary financial data.  The address of that site is http://www.cuiglobal.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons owning more than 10% of our common stock to file reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  These reporting persons are required to furnish us with copies of all Section 16(a) forms that they file.  Based solely upon a review of copies of these filings received, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2010 with the exceptions noted below:
•
Late Form 4 reports were filed by William Clough, Colton Melby, Matthew McKenzie, Corey Lambrecht, Thomas Price and Sean Rooney to report their receipt of annual stock purchase bonus options authorized October 11, 2010.

•
Late Form 4 reports were filed on January 7, 2011 by William Clough, Daniel Ford and Matthew McKenzie to report stock option bonuses authorized October 11, 2010.  The filings for Daniel Ford and Matthew McKenzie also included May 11, 2010 reports of common stock acquisition and disposal of derivative securities.

•	Late Form 4 report was filed on May 11, 2010 by Colton Melby to report a February 12, 2009 purchase of common shares and an acquisition of common shares through a warrant exercise on October 7, 2009.

We have made all officers and directors aware of their reporting obligations and have appointed an employee to oversee Section 16 compliance for future filings.

Our Corporate Governance Practices
We have always believed in strong and effective corporate governance procedures and practices.  In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines
Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of our Company.  The governance guidelines can be found on our website at www.cuiglobal.com and are summarized below.

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

Providing Transparency
We believe that it is important that stockholders understand our governance practices.  In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.cuiglobal.com.

Communications with the Board of Directors
Stockholders may communicate with the board of directors by writing to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.  Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

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

Code of Ethics
The Company Board of Directors adopted a Code of Ethics for all of our employees, directors, principal executives and financial officers that describes the required conduct of honest and ethical behavior in the conduct of their duties.  This code does not cover every issue that may arise, but sets out basic principles relating to conflict of interest, corporate opportunities, insider trading, confidentiality, protection and proper use of company assets, compliance with laws, rules and regulations, reporting of illegal or unethical behavior and accountability.  The Code of Ethics is available for viewing on our website at www.cuiglobal.com.  Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300 or on our website at www.cuiglobal.com.

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

The Audit Committee is currently comprised of Sean P. Rooney and Thomas A. Price.  Both Mr. Rooney and Mr. Price are independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards.  Mr. Rooney and Mr. Price have an understanding of generally accepted accounting principles and have experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement.  They have an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves.  The Board of Directors has determined that Messers Rooney and Price are “audit committee financial experts” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act.  Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.cuiglobal.com.  The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The Audit Committee has also considered whether the amount and nature of non-audit services provided by Webb & Company, P.A. is compatible with the auditor’s independence.

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

Committee Meetings
Our Compensation Committee meets formally an informally as often as necessary to perform its duties and responsibilities.  The Compensation Committee held three meetings during fiscal 2010.  On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:
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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals, and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle.  Long term incentive equity awards are granted in restricted stock.  These shares/units generally vest over a two to four year period.  This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long term strategic goals.

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

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation.  In 2010, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements and general and administrative expense management.

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

Elements of Executive Compensation
Total Compensation
Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives and (iii) equity incentive award, which is also performance based and paid out over a future period in the form of restricted stock or stock purchase options.  Base salaries are the value upon which both the incentive compensation percentage targets are measured against.  For evaluation and comparison of overall compensation of the executives and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends there from.

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

The strategic and corporate performance goals are not intended to be a specific agreed-upon goal, but rather a general objective.  Management and the board of directors discuss these factors and set objectives that are dynamic and change periodically.  In setting these periodic goals, the board of directors discusses with management the nature of the objective and management's proposed method of achieving the goal.  These goals change throughout the operational process because of changing dynamics such as economic conditions, current success of marketing, availability of materials, availability of funding and overall momentum toward achieving the goal.

Incentive Plan Compensation
Incentive awards are paid out in cash, restricted common stock or option awards.  The incentive award targets for the executives are established at the beginning of the year, generally, as a percentage of their base salary and the actual awards are determined at the following year’s Annual Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year.  In many instances the award of restricted common stock vests over a four year term in equal periodic tranches.  The award of restricted common stock purchased through options generally, although not in every instance, vests immediately upon exercise of the option and generally has a validity of up to ten years and a per share purchase price, of no less than, the fair market value of our common stock on the date of grant.  The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans
Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan.  The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 3 months of service and are 21 years of age.  The Company matches the employee’s contribution up to 6% of total compensation.  Total employer contributions, net of forfeitures, were $156,317 and $153,996, for 2010 and 2009, respectively.

Change in Control Agreements
Our executives are not awarded any type of protection upon a change in control unless specifically provided in an employment contract.

Perquisites
The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

2009 Equity Incentive Plan (Executive)
On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a January 8, 2009 board resolution, the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.  October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive).

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

Summary Compensation Table
The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2010 and 2009 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
William J. Clough CEO / President/ Counsel/Director (1)	2010	282,500	90,000	(2)	-	-	-	-	5,687	378,187
	2009	240,000	-		-	-	-	-	23,948	263,948
Daniel N. Ford, CFO (3)	2010	157,500	90,000	(4)	-	-	-	-	25,943	273,443
	2009	120,000	-		-	-	-	-	24,249	144,249
Matthew McKenzie, Director/ COO/ President of CUI (5)	2010	162,500	90,000	(6)	-	-	-	-	21,848	274,348
	2009	120,000	-		-	-	-	-	17,298	137,298

1.
Mr. Clough joined the Company on September 1, 2005.  Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.

2.
Mr. Clough is employed under a three year employment contract with the company, which was recently extended to run to and through May 15, 2014.  Said contract provides, in relevant part, for an annual salary of $325,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global year end Statement of Operations shows the Gross Revenue equal to or in excess of fifteen percent (15%), but less than thirty percent (30%) of the immediate preceding calendar year, Mr. Clough shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed during that entire calendar year.  In substitution of the bonus percentages described in the prior sentence, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to one hundred percent (100%) of his prior year base salary.  Bonuses are approved quarterly based on the above factors and an evaluation of current performance.  All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month.  At December 31, 2010, there was an accrual of $30,000 for compensation owed to Mr. Clough.

3.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
4.
Mr. Ford is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Bonuses are approved quarterly based on the above factors and an evaluation of current performance.  All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month.  At December 31, 2010 there was an accrual of $67,500 for compensation owed to Mr. Ford.

5.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
6.
Mr. McKenzie is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year, beginning with 2008, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary.  Bonuses are approved quarterly based on the above factors and an evaluation of current performance.  All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month.  At December 31, 2010 there was an accrual of $30,000 for compensation owed to Mr. McKenzie.

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth the outstanding equity awards at December 31, 2010 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
William J. Clough (2)	-	-	1,115,303	0.25	01/01/19	-	-	-	-
Matthew M. McKenzie (3)	-	-	453,009	0.25	01/01/19	-	-	-	-
Daniel N. Ford (4)	-	-	377,949	0.25	01/01/19	-	-	-	-
William J. Clough (5)	-	-	1,115,303	0.30	10/11/20	-	-	1,115,303	-
Matthew M. McKenzie (6)	-	-	453,009	0.30	10/11/20	-	-	453,009	-
Daniel N. Ford (7)	-	-	377,949	0.30	10/11/20	-	-	377,949	-

1.	Calculated using the closing market price ($0.25) as of December 31, 2010.
2.	Effective January 1, 2009, Mr. Clough received a fully vested bonus option to purchase 1,115,303 common shares, within ten years from date of issuance, at a price of $0.25 per share.
3.	Effective January 1, 2009, Mr. McKenzie received a fully vested bonus option to purchase 453,009 common shares, within ten years from date of issuance, at a price of $0.25 per share.
4.	Effective January 1, 2009, Mr. Ford received a fully vested bonus option to purchase 377,949 common shares, within ten years from date of issuance, at a price of $0.25 per share.
5.
Effective October 11, 2010, Mr. Clough received a bonus option to purchase 1,115,303 common shares, within ten years from date of issuance, at a price of $0.30 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

6.
Effective October 11, 2010, Mr. McKenzie received a bonus option to purchase 453,009 common shares, within ten years from date of issuance, at a price of $0.30 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

7.
Effective October 11, 2010, Mr. Ford received a bonus option to purchase 377,949 common shares, within ten years from date of issuance, at a price of $0.30 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

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

The Compensation Committee concluded that the appropriate compensation for calendar year 2009 should be in the form of options granted in an amount equal to the 50th percentile for similar companies, but discounted by a factor of 10% at an option strike price of $0.25 per share.  This price reflected the true value of the directors’ work, provides adequate incentive to each director and does not unfairly penalize the directors for current market conditions.  Moreover, the $0.25 strike price reflects the price at which much of the underlying funding and CUI transaction was originally priced.

In keeping with this original compensation structure, the Compensation Committee concluded that the appropriate compensation for calendar year 2010 should continue to be in the form of options granted in an amount equal to the 50th percentile for similar companies, but discounted by a factor of 10% at an option strike price of $0.30 per share.  In furtherance of this compensation plan, October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive) of which 99,000 options were granted to each director of the Company with an exercise price of $0.30 per share and that vest one year after the October 11, 2010 date of grant.  The $0.30 option price reflects a stock price fair to both the director and the Company.  The 2010 director compensation plan, in summary, provides:

Board of Directors Members
•	Cash Retainer - $20,000 annually for non-employee members, $30,000 annually for the non-employee chairperson
•	Annual Option to purchase 99,000 common shares at a price of $0.30 per share. The option vests in full after one year.
•	Meeting fee: none.

Audit Committee
•	Non-employee member - $3,000 annually
•	Non-employee chairperson - $5,500 annually

Compensation Committee
•	Non-employee member - $2,000 annually
•	Non-employee chairperson - $4,500 annually

Director Compensation Table

The following table sets forth the compensation of the directors for the fiscal year ending December 31, 2010.

DIRECTOR COMPENSATION – EQUITY INCENTIVE PLAN

			Option		Total	Total	Total	Total
	Total		Term		Underlying	Underlying	Underlying	Underlying	2010 Fees	2009 Fees
	Underlying	Exercise	from		Common	Common	Common	Common	Earned or	Earned or
	Common	Price per	Grant		Vested at	Vesting at	Vesting at	Vesting at	Paid in	Paid in
Director	Shares (1)	Share	Date	Vesting	01/1/2011	01/01/2012	01/01/2013	01/01/2014	Cash (4)	Cash (4)
Colton Melby, Chmn.	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$32,000	$-
Colton Melby, Chmn.	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
Colton Melby, Chmn.	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$32,000
William J. Clough	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$-	$-
William J. Clough	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
William J. Clough	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$-
Matthew M. McKenzie	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$-	$-
Matthew M. McKenzie	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
Matthew M. McKenzie	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$-
Thomas A. Price	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$23,000	$-
Thomas A. Price	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
Thomas A. Price	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$23,000
Sean P. Rooney	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$25,500	$-
Sean P. Rooney	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
Sean P. Rooney	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$25,500
Corey Lambrecht	99,000	$0.30	10 years	1 year (3)	-	99,000	99,000	99,000	$24,500	$-
Corey Lambrecht	144,000	$0.25	10 years	4 years (2)	72,000	108,000	144,000	144,000	$-	$-
Corey Lambrecht	99,000	$0.25	10 years	1 year (3)	99,000	99,000	99,000	99,000	$-	$24,500

Footnotes:
(1)
Effective January 1, 2009, each director received an option to purchase 144,000 common shares within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term. Also, effective January 1, 2009, each director received an option to purchase 99,000 common shares at a price of $0.25 per share that vests one year after issuance.  Additionally, effective October 11, 2010, each director received an option to purchase 99,000 common shares at a price of $0.30 per share that vests one year after issuance.  Directors are to receive a grant of 99,000 options annually.  Options fully vest after one year.

(2)	Vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term.
(3)	Options fully vest after one year.
(4)
Effective January 1, 2009, each director receives an annual cash retainer of $20,000, no meeting fee, Board Chair receives additional $10,000 annually; Audit Committee members receive $3,000 annually, Audit Committee Chair receives $5,500 annually, Compensation Committee members receive $2,000 annually, Compensation Committee Chair receives $4,500 annually.

Employment Agreements
During fiscal year 2010, three executive officers and two key employees were employed under employment agreements.
Those executive officers are:
•	Chief Executive Officer and General Counsel
•	President/Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc. and Chief Operating Officer of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Those key employees are:
•	Chief Technical Officer
•	Senior Vice President

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

BENEFICIAL INTEREST TABLE

	Common Stock		Series A Convertible		Series B Convertible		Series C Convertible
			Preferred Stock		Preferred Stock		Preferred Stock
									Percent of
									All Voting
Name and Address of		Percent of		Percent of		Percent of		Percent of	Securities
Beneficial Owner	Number	Class (2)	Number	Class (3)	Number	Class	Number	Class	(4)
Colton Melby (5)	12,666,623	5.91%	-	*	-	*	-	*	5.92%
William J. Clough (6)	5,534,288	2.53%	-	*	-	*	-	*	2.58%
Thomas A. Price (7)	1,877,000	*	-	*	-	*	-	*	*
Sean P. Rooney (8)	350,202	*	-	*	-	*	-	*	*
Corey Lambrecht (9)	177,000	*	-	*	-	*	-	*	*
Matthew M. McKenzie (10)	734,205	*	-	*	-	*	-	*	*
Daniel N. Ford (11)	418,559	*	-	*	-	*	-	*	*
Kjell Qvale (12)	25,223,082	11.55%	-	*	-	*	-	*	11.78%
Mitchell Saltz (13)	11,985,865	5.59%	-	*	-	*	-	*	5.60%
Jerry Ostrin	-	*	45,000	89.03%	-	*	-	*	*
Barry Lezak	-	*	3,043	6.02%	-	*	-	*	*
Executives as Group	21,757,877	9.83%	-	*	-	*	-	*	10.16%

* Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
(2)
Calculated on the basis of 214,045,673 shares of common stock issued and outstanding at December 31, 2010 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants.  This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Calculated on the basis of 50,543 shares of Series A Preferred Stock issued and outstanding at December 31, 2010.
(4)
Calculated on the basis of an aggregate of 214,045,673 shares of common stock with one vote per share including 50,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at December 31, 2010; shares of common stock underlying convertible debt, options and warrants do not have voting privileges and are not included herein.

(5)
Colton Melby controls the investment decisions of a limited liability company that owns the securities.  The limited liability company is owned by a limited partnership in which Mr. Melby owns an indirect interest.  Mr. Melby's common stock includes vested options to purchase 177,000 common shares.  Mr. Melby is Chairman of the Board of Directors.

(6)
Mr. Clough's common stock includes 3,540,485 common shares he has the right to purchase pursuant to a warrant and vested options to purchase 1,292,303 common shares.  Mr. Clough is a Director and CEO/President of CUI Global, Inc. and CEO of CUI, Inc.

(7)
Mr. Price's shares include vested options to purchase 177,000 common shares and a fully vested warrant to purchase 700,000 shares of common stock issued as consideration for a letter of credit guarantee.  Mr. Price is a Director.

(8)	Mr. Rooney’s shares include vested options to purchase 177,000 common shares. Mr. Rooney is a Director.
(9)	Mr. Lambrecht’s shares include vested options to purchase 177,000 common shares. Mr. Lambrecht is a Director.
(10)
Mr. McKenzie's common stock ownership includes 20,305 common shares he acquired through conversion of his ownership interest in a convertible promissory note related to the CUI, Inc. acquisition and vested options to purchase 630,009 common shares.  Mr. McKenzie is a Director, President and COO of CUI, Inc. and Chief Operating Officer of CUI Japan, Ltd.  Mr. McKenzie’s securities include an option to purchase 83,891 shares owned by his spouse.

(11)
Mr. Ford's common stock ownership includes 40,610 common shares he acquired through conversion of his ownership interest in a convertible promissory note related to the CUI, Inc. acquisition and vested options to purchase 377,949 common shares.  Mr. Ford is CFO of CUI Global, Inc. and CUI, Inc.

(12)
Mr. Qvale's common stock includes 302,135 shares underlying two fully vested warrants and a fully vested warrant to purchase 4,000,000 common shares issued as consideration for a letter of credit guarantee.  All securities are owned by a trust controlled by Mr. Qvale.

(13)
Mitchell Saltz’s common stock ownership includes shares acquired through a promissory note conversion and bonus shares related thereto, shares acquired through purchase and a fully vested warrant to purchase 300,000 common shares issued as a bonus for supplying a letter of credit guarantee.  A portion of these securities is owned by a limited liability company controlled by Mr. Saltz.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2010, the Company had outstanding the following equity compensation plan information:

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon the exercise of	exercise price of	for future issuances under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
Plan Category	and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,382,500	$0.19	1,463,894
Equity compensation plans not approved by security holders	7,418,655	$0.26	191,727
Total	8,801,155	$0.25	1,655,621

Equity Compensation Plans Approved by Shareholders
On May 15, 2008 the Company’s Board of Directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan.  At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders.  At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000.  All of these shares have been registered under Form S-8.

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

The 2008 Equity Incentive Plan provides for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company.  The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder.  In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted.  Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of 10 years.

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

October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive) which were granted: 99,000 to each director of the Company with an exercise price of $0.30 per share and vesting one year after the October 11, 2010 date of grant.  Two employees who also serve as directors received 1,568,312 bonus options as employees and 898,070 stock options were granted to corporate officers and employees.  The employee bonus options have an exercise price of $0.30 per share and vest over four years, 25% at year one and thereafter in equal monthly installments.

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

The Company has outstanding at December 31, 2010, the following options issued under equity compensation plans not approved by security holders:

During 2006, the Company issued options to a former employee a five year option for the purchase of 350,000 common shares at an exercise price of $0.01 per share as a bonus.  The options expire during 2011 and are fully vested.

During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $0.25 per share as follows: 2,550,273 fully vested shares; 864,000 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 594,000 shares that fully vested one year after the date of grant.

During 2010 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $0.30 per share as follows: 594,000 options that vest one year after the 10/11/2010 grant date and 2,466,382 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2010, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

At December 31, 2007, twenty-four month secured promissory notes totaling $1,100,000 were outstanding.  $1,000,000 of these promissory notes were from an entity controlled by a related party.  During calendar year 2009 the related party portion in the amount of $125,000 was extinguished.  The Company paid the related party $100,000 and recognized additional paid in capital contribution on the extinguishment of $25,542 related to the remaining principal and accrued interest forgiven.  During calendar year 2009 the Company paid $250,000 in principal.  During 2010 the Company paid $43,674 in principal and converted $100,000 to 666,666 shares of common stock.  At December 31, 2010 there is $481,326 remaining outstanding.  Interest accrues at 12% per annum, payable monthly. The Company obtained an extension of the term date to January 1, 2012 for this note payable.

Effective May 16, 2008 the Company formed a wholly owned subsidiary into which CUI, Inc., an Oregon corporation, merged all of its assets.  The funding for this acquisition was provided by a bank note, a seller’s note and a convertible seller’s note.  Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI, Inc. prior to the acquisition.  The consideration paid by the Company is summarized as follows:
•	$6,000,000 cash loan from Commerce Bank of Oregon, term of 3 years, interest only, prime rate less 0.50%, secured by Letters of Credit. This note was paid in 2010.
•
$14,000,000 promissory note to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note.  Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms.  The forgiveness of debt and accrued interest of $2,312,792 as recognized as a contribution of additional paid in capital.  With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011.  The new terms set the interest rate at 6% per annum with monthly interest payments of $51,545 payment and a May 15, 2018 balloon payment.

•
$17,500,000 convertible promissory note to IED plus 1.7% annual simple interest and 2.3% annual success fee, permitting payees to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $0.25 and at the end of the three year term giving to CUI Global the singular, discretionary right to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $0.25.  This note also provided a right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note.  In May 2009, CUI Global and the debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retained the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  The Company recognized additional paid in capital contribution related to this 2009 extinguishment of debt of $11,808,513.  On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 1,000,000 shares of the company’s common stock at the stated conversion rate of $0.07 per share.  The Company recognized additional paid in capital contribution from the 2010 extinguishment of debt of $5,630,500.

•
Appointment by note payees of three members to Board of Directors for so long as there remains an unpaid balance was terminated upon release of the convertible seller’s note by payees and described more thoroughly herein.

During 2010 and 2009, $1,616,180 and $450,000, respectively, in principal and interest payments were made in relation to the promissory notes issued to IED.  Also during 2010, $70,000 of principal was converted to 1,000,000 shares of CUI Global common stock at $0.07 per share in accordance with the convertible note terms and $200,000 of principal was converted to 1,000,000 shares of CUI Global common stock at $0.20 per share in accordance with a settlement agreement.

During 2009, 416,667 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $4,167 by an entity controlled by Colton Melby who is Chairman of the Board of Directors.

The $6,000,000 bank note as noted above was secured by personal guarantees in the form of Letters of Credit in favor of the Commerce Bank of Oregon.  In consideration for posting the Letters of Credit, the Company issued to each individual who supplied a Letter of Credit, warrants to purchase, within 3 years at a per share price of $0.01, one CUI Global common share for each dollar of the Letter of Credit.  The warrants became fully vested at the second anniversary date.  A former officer of the Company received a 300,000 share warrant which was exercised August 17, 2010, a former director, received a 300,000 share warrant which was exercised December 16, 2010, a director received a 400,000 share warrant which was exercised August 18, 2010, a director received a 700,000 share warrant, an owner of 10% of the voting rights attached to outstanding shares received a 4,000,000 share warrant and a 300,000 share warrant was issued to an individual investor.

In May 2010 two corporate officers, one of whom is also a director, as shareholders in IED, an entity that owns Company promissory notes, received 30,303 shares of common stock in a negotiated satisfaction of a promissory note and in December 2010 these two individuals also received 30,612 shares of common stock at $0.20 per share as their portion of the conversion of an additional $200,000 of Company debt owed to IED.

In May 2010 an owner of 10% of the voting rights attached to outstanding shares received 11,220,947 shares of common stock at a per share price of $0.1056 through conversion of a $1,000,000 promissory note plus accrued interest of $184,932.

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock at $0.1056 per share.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000.  The 18,939,394 shares of common stock were issued as follows: 8,522,727 to an investor, 3,787,879 to a director, 3,787,879 to a director and 2,840,909 to a former officer.

In October 2010, a limited liability company promissory note owner converted $100,000 of the note to 666,666 shares of common stock at $0.15 per share.  A former company officer received 111,111 shares in this transaction.

In October 2010, 1,000,000 shares of common stock were issued to a director at $0.20 per share in consideration for a cash payment of $200,000.

In December 2010, 425,000 shares of common stock were issued to a limited liability company at $0.20 per share in consideration for a cash payment of $85,000.  A former officer of the Company is a part owner in the limited liability company.

As a part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through December 31, 2010, the monthly base rent was $40,000.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition, majority owner of IED, Inc. and Matt McKenzie, COO and Director of the Company.

Item 14.  Principal Accountants Fees and Services
Compensation of Auditors
The financial statements of the Company, which are furnished herein as of December 31, 2010, have been audited by Webb & Company, P. A., Independent Registered Public Accounting Firm.  Webb & Company, P. A. billed the Company an aggregate of $99,585 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2010.  Webb & Company, P. A. billed the Company an aggregate of $77,799 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2009 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2009.  Webb & Company, P.A. did not bill any audit related fees, tax fees, or other fees during the years ended December 31, 2010 and 2009.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.11	Amended Articles of Incorporation of the Company.
3.21	Bylaws of the Company.
3.32	Articles of Amendment to Articles of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.

3.42	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.52	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 15,000,000 to 150,000,000, filed December 23, 2003.
3.62	Articles of Amendment to Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.73	Articles of Amendment to Articles of Incorporation showing corporate name change to Onscreen Technologies, Inc., filed June 30, 2004
3.84	Articles of Amendment to Articles of Incorporation showing corporate name change to Waytronx, Inc., filed January 7, 2008
3.98	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 200,000,000 to 325,000,000, filed September 17, 2009.
3.1011	Amended and Restated Articles of Incorporation showing corporate name change to CUI Global, Inc. filed herewith.
4.19	Form of common stock purchase warrant template.
10.22	Contract and License Agreement between the Registrant and John Popovich, dated July 23, 2001.
10.32	Agreement by and among the Registrant, John Popovich and Fusion Three, LLC, dated January 14, 2004.
10.42	Letter Agreement between the Registrant and John Popovich, dated January 15, 2004.
10.52	Master Settlement and Release Agreement by and among the Registrant, Fusion Three, LLC, Ryan Family Partners, LLC and Capital Management Group, Inc., dated February 3, 2004.
10.62	First Amendment to Contract and License Agreement, dated February 3, 2004.
10.175	Assignment, dated February 16, 2005, of WayCool technology patents ownership from inventor to CH Capital
10.185	Assignment, dated February 16, 2005, of WayCool technology patents ownership from CH Capital to Company.
10.225	Promissory Note dated March 25, 2005 evidencing $1,500,000 unsecured short term loan.
10.236	Waytronx, Inc. 2005 Equity Incentive Plan and Equity Ownership Agreement template.
10.257	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.26	A Form 8-K was filed with the Commission on May 1, 2009 reporting the amendment to a promissory note.
10.27	A Form 8-K was filed with the Commission on July 6, 2009 reporting the acquisition of a privately held Japanese electronics/distribution conglomerate.
10.288	Waytronx, Inc. 2008 Equity Incentive Plan.
10.2911	Convertible Promissory Note dated May 15, 2008, in the principal amount of $17,500,000 relating to the purchase of CUI, Inc. assets.
10.3011	Promissory Note dated May 15, 2008, in the principal amount of $14,000,000 relating to the purchase of CUI, Inc. assets.
10.3111	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.
10.3211	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.3311	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
14.16	Waytronx, Inc. Code of Ethics for Principal Executive and Financial Officers and Waytronx, Inc. Code of Ethics and Business Conduct Statement of General Policy.
21.110	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed October 5, 2010.
23.411	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-K filed herewith.

Footnotes to Exhibits:
1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement and Notice of 2005 Annual Shareholder Meeting filed with the Commission October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to the Form S-3 filed with the Commission on August 17, 2009.
10	Incorporated by reference to our Report on Form 10-K filed with the Commission on April 1, 2010.
11	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)	A report on Form 8-K filed on April 20, 2010 reporting the retirement of a debt obligation.
(b)	A report on Form 8-K filed on July 30, 2010 reporting an intention to enter into a material definitive direct financial obligation.
(c)	A report on Form 8-K filed on August 31, 2010 reporting entry into a material definitive direct financial obligation.
(d)	A report on Form 8-K filed on September 1, 2010 reporting a promissory note modification.
(e)	A report on Form 8-K filed on January 4, 2011 reporting disclosure of corporate name change to CUI Global, Inc.
(f)	A report on Form 8-K filed on January 7, 2011 reporting the unregistered sale of equity securities.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 30, 2011
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 30, 2011
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee	March 30, 2011
Sean P. Rooney

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Financial Statements
December 31, 2010 and 2009

CUI Global, Inc.
(formerly known as Waytronx, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of:
CUI Global, Inc. (formerly known as Waytronx, Inc.)

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. (formerly known as Waytronx, Inc.) and subsidiaries (the “Company”) as of December 31, 2010 and 2009 (Restated), and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2010 and 2009 (Restated).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CUI Global, Inc. (formerly known as Waytronx, Inc.) and subsidiaries as of December 31, 2010 and 2009 (Restated) and the results of its operations and its cash flows for the two years ended December 31, 2010 and 2009 (Restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net loss of $7,015,896, a working capital deficiency of $675,936 and an accumulated deficit of $73,596,738 at December 31, 2010.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2010

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Consolidated Balance Sheets
For the Years Ended December 31, 2010 and 2009

		(Restated)
	December 31,	December 31,
	2010	2009
Assets:
Current Assets:
Cash and cash equivalents	$612,275	$496,135
Trade accounts receivable, net of allowance of $125,000 and $135,000, respectively	4,726,200	4,673,382
Other accounts receivable	18,558	88,425
Other accounts receivable, related party	202,418	188,790
Inventories, net of allowance of $355,000 and $100,000, respectively	4,976,587	3,661,994
Prepaid expenses and other	354,003	375,085
Total current assets	10,890,041	9,483,811

Property and equipment, net	1,248,262	1,402,528

Other assets:
Investment - equity method	157,149	79,075
Investments - long term	102,635	102,560
Technology rights, net	796,351	4,077,646
Patent costs, net	-	428,370
Other intangible assets, net	8,940	46,294
Deposits and other	148,689	113,350
Notes receivable, net	15,831	79,451
Debt offering costs, net	450,859	937,130
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, Comex Electronics and CUI Japan	473,692	473,692
Goodwill, net	12,907,157	12,907,157
Total other assets	23,736,546	27,919,968
Total assets	$35,874,849	$38,806,307

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,054,534	$2,028,201
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,427,163	2,523,152
Accrued expenses	1,689,300	2,564,403
Accrued compensation	399,013	235,137
Unearned revenue	70,030	84,438
Notes payable, current portion due	4,433,675	1,003,793
Notes payable, related party, current portion due	487,208	170,852
Convertible notes payable, current portion due	-	300,000
Total current liabilities	11,565,977	8,915,030

Long term notes payable, net of current portion due of $433,675 and $71,573, respectively	2,047,113	7,624,948
Long term notes payable, related party, net of current portion due of $487,208 and $170,852 and discounts of $0 and $369,516, respectively	10,308,983	13,171,624
Long term convertible notes payable	-	-
Long term convertible notes payable, related party, net of discounts of $0 and $2,773,555, respectively	-	3,126,445
Total liabilities	23,922,073	32,838,047
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at December 31, 2010 and December 31, 2009, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 214,045,673 and 169,837,626 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	214,046	169,838
Common stock issuable; 50,000 and 0 shares authorized and issued at December 31, 2010 and December 31, 2009, respectively	50	-
Additional paid-in capital	85,732,521	72,375,797
Accumulated deficit	(73,596,738)	(66,580,842)
Accumulated other comprehensive income (loss)	(50,810)	(28,193)
Total stockholders' equity	12,299,120	5,936,651
Noncontrolling interest	(346,344)	31,609
Total liabilities and stockholders' equity	$35,874,849	$38,806,307

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2010 and 2009

		(Restated)
	2010	2009
Revenues:
Product Sales	$40,860,510	$28,748,017
Revenue from freight	72,378	103,733
Total revenue	40,932,888	28,851,750
Cost of revenues	25,699,712	18,191,840
Gross profit	15,233,176	10,659,910
Operating expenses
Selling, general and administrative	13,269,741	10,839,425
Research and development	740,396	56,042
Bad debt	72,689	144,834
Impairment of intangible, patent pending technology	-	210,403
Impairment of intangible, customer list	-	246,237
Impairment of goodwill	-	10,241,529
Impairment of technology rights	3,105,956	-
Impairment of patents	418,185	136,811
Total operating expenses	17,606,967	21,875,281
(Loss) from operations	(2,373,791)	(11,215,371)
Other income (expense)
Other income	186,206	194,065
Other expense	(164,192)	(331,757)
Investment income (loss)	78,074	(41,424)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(3,859,342)	(3,096,641)
Interest expense	(1,215,530)	(1,552,419)
Total other income (expense), net	(4,974,784)	(4,828,176)
(Loss) before income taxes	(7,348,575)	(16,043,547)
Provision for income taxes	(111,941)	-
Consolidated Net (Loss)	(7,460,516)	(16,043,547)
Less: Net (loss) - noncontrolling interest	(444,620)	(10,791)
Net (loss) - attributable to CUI Global Inc.	(7,015,896)	(16,032,756)
Less: Preferred stock dividends	-	-
Net (loss) allocable to common stockholders	$(7,015,896)	$(16,032,756)
Other comprehensive (loss)
Foreign currency translation adjustment	$(22,617)	$(28,193)
Comprehensive (loss)	$(7,038,513)	$(16,060,949)
Basic and diluted (loss) per common share	$(0.04)	$(0.10)
Diluted (loss) per common share available to common stockholders	$(0.04)	$(0.10)
Basic weighted average common and common equivalents shares outstanding	188,567,994	168,531,862

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Series A Preferred Stock and						Common Stock and
	Preferred Stock Issuable		Series B Preferred Stock		Series C Preferred Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	50,543	$51	-	$-	-	$-	166,208,406	$166,208
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Additional paid in capital assoicated with debt extinguishments	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	1,129,220	1,130
Common stock issued for services and compensation	-	-	-	-	-	-	2,500,000	2,500
Noncontrolling interest subsequent to acquisition of Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-
Accumulated foreign currencty translation adjustment	-	-	-	-	-	-	-	-
Balance, December 31, 2009 (Restated)	50,543	$51	-	$-	-	$-	169,837,626	$169,838
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Additional paid in capital assoicated with debt extinguishments	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	1,107,902	1,108
Common stock issued for services and compensation	-	-	-	-	-	-	310,000	310
Common stock issued in conjunction with the conversion of debt	-	-	-	-	-	-	16,800,751	16,801
Issuance of common stock	-	-	-	-	-	-	26,039,394	26,039
Noncontrolling interest investment in Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Accumulated foreign currency translation adjustment	-	-	-	-	-	-	-	-
Balance, December 31, 2010	50,543	$51	-	$-	-	$-	214,095,673	$214,096

	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Loss	Equity (Deficit)
Balance, December 31, 2008	$59,849,326	$-	$(50,548,086)	$-	$-	$9,467,499
Warrants and options granted for services and compensation	138,067	-	-	-	-	138,067
Additional paid in capital assoicated with debt extinguishments	11,834,055	-	-	-	-	11,834,055
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	21,849	-	-	-	-	22,979
Common stock issued for services and compensation	532,500	-	-	-	-	535,000
Noncontrolling interest subsequent to acquisition of Comex Electronics Ltd.	-	-	-	31,609	-	31,609
Net loss for the year ended December 31, 2009	-	-	(16,032,756)	-	-	(16,032,756)
Accumulated foreign currencty translation adjustment	-	-	-	-	(28,193)	(28,193)
Balance, December 31, 2009 (Restated)	$72,375,797	$-	$(66,580,842)	$31,609	$(28,193)	$5,968,260
Warrants and options granted for services and compensation	74,912	-	-	-	-	74,912
Additional paid in capital assoicated with debt extinguishments	7,943,292	-	-	-	-	7,943,292
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	29,110	-	-	-	-	30,218
Common stock issued for services and compensation	69,690	-	-	-	-	70,000
Common stock issued in conjunction with the conversion of debt	1,845,759	-	-	-	-	1,862,560
Issuance of common stock	3,393,961	-	-	-	-	3,420,000
Noncontrolling interest investment in Comex Electronics Ltd.	-	-	-	66,667	-	66,667
Net loss for the year ended December 31, 2010	-	-	(7,015,896)	-	-	(7,015,896)
Less Non-controlling interest	-	-	-	(444,620)	-	(444,620)
Accumulated foreign currency translation adjustment	-	-	-	-	(22,617)	(22,617)
Balance, December 31, 2010	$85,732,521	$-	$(73,596,738)	$(346,344)	$(50,810)	$11,952,776

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

		(Restated)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,015,896)	$(16,032,756)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock, warrants, options and notes issued for compensation and services	144,912	686,237
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	3,859,342	3,096,641
Non-cash (profit) loss on equity method investment	(78,074)	41,424
Bad debt expense	72,689	144,834
Amortization of technology rights	262,788	238,998
Amortization of patent costs	17,415	18,443
Amortization of website development	10,733	14,311
Impairment of intangible, patent pending technology	-	210,403
Impairment of intangible, customer list	-	246,237
Impairment of goodwill	-	10,241,529
Impairment of technology rights	3,105,956	-
Impairment of patents	418,185	136,811
Inventory reserve	255,000	-
Loss on disposal of assets	7,249	-
Net (loss) - noncontrolling interest	(444,620)	(10,791)
Depreciation	509,007	413,117
Amortization	35,624	578
(Increase) decrease in assets:
Trade accounts receivable	(125,507)	(901,522)
Other accounts receivable	69,867	22,527
Other accounts receivable, related party	(13,628)	6,194
Notes receivable	-	(275,000)
Inventory	(1,569,593)	1,459,061
Prepaid expenses and other current assets	24,327	(110,853)
Investments - long term	(75)	(19)
Deposits and other assets	(35,339)	5,163
Increase (decrease) in liabilities:
Accounts payable	26,333	616,772
Accrued expenses	942,684	566,369
Accrued compensation	163,876	(535,488)
Unearned revenue	(14,408)	84,438
NET CASH PROVIDED BY OPERATING ACTIVITIES	628,847	383,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received form acquisition, net of cash paid	-	12,563
Investment in technology rights and development	(87,448)	(182,955)
Investment in patents	(7,230)	(25,355)
Investment in other intangible assets	(9,003)	-
Proceeds from Notes receivable	60,376	317,313
Payments from Notes receivable	-	-
Purchase of property and equipment	(361,990)	(265,858)
NET CASH (USED IN) INVESTING ACTIVITIES	(405,295)	(144,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(325,989)	777,772
Proceeds from notes and loans payable	-	284,373
Payments on notes and loans payable	(2,197,953)	(1,139,595)
Payments on notes and loans payable, related party	(1,077,738)	(246,596)
Proceeds from conversion of debt to non-controlling interest	66,667	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	3,450,218	9,808
NET CASH (USED IN) FINANCING ACTIVITIES	(84,795)	(314,238)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,617)	(28,193)
Cash and cash equivalents at beginning of year	496,135	599,200
Cash and cash equivalents at end of period	612,275	496,135
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$116,140	$(103,065)

(continued)
	For the years ended December 31,
		(Restated)
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$1,030,010	$899,569
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on debt for intrinsic value of convertible notes payable	$3,143,071	$2,415,093
Amortization of debt offering costs	$716,271	$681,548
Conversion of debt to common stock	$1,620,000	$-
Conversion of accrued liabilities to common stock	$242,560	$-
Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$70,000	$548,170
Forgiveness of debt treated as capital contribution	$7,943,292	$11,834,055

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies.  Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.544% and 10.47% interest  at December 31, 2010 and 2009, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment.  Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service.  CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

Through CUI’s capabilities and extensive contacts throughout Asia, this acquisition allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies.  CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Digital Power Modules, GASPT2 and other proprietary devices, described below.  CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI defines its product into three categories:  components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity.  These offerings provide a technology architecture that addresses power and related accessories to industries ranging from consumer electronics to defense and alternative energy.

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. that includes an associated distribution network.  Both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development.  These acquisitions provide a manufacturing component which allows CUI Global to manufacture some of its own products, such as the AMT encoder in Japan.

The accompanying financial statements have been prepared on the assumption that CUI Global will continue as a going concern.  As reflected in these financial statements, we had a consolidated net loss of $7,015,896 and an accumulated deficit of $73,596,738 for the year ended December 31, 2010.  The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If necessary, we will continue to raise additional capital to provide sufficient cash to meet the funding required to develop and commercialize our technology product lines.  As we continue to expand and develop technology and product lines, additional funding may be required.  There have been negative cash flows from operations and incurred net losses in the past and there can be no assurance as to the availability or terms upon which additional financing and capital might be available if needed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.

Principles of Consolidation
The consolidated financial statements for 2010 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan and 49% owned Comex Electronics for the full year.  The consolidated financial statements for 2009 include the accounts of CUI Global, Inc. and its wholly owned subsidiary CUI, Inc. for the full year, and the partial year results of its wholly owned subsidiary CUI Japan and 49% owned Comex Electronics since acquisition on July 1, 2009.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Restatement of Prior Periods Financial Statements
The Company previously recorded extinguishments of debt as settlement gains subsequent to performing a thorough analysis of the relevant guidance.  Upon review by the SEC, it was determined that the Company should reclassify these extinguishments of debt as additional paid in capital and not as settlement gains as a result of the determination that a related party was involved.  The impact of these restatements are as follows:

Second quarter ended June 30, 2009 impact:
Balance Sheet:	(Unaudited) Reported	(Unaudited) Restated
	June 30,	June 30,
	2009	2009
Additional Paid in Capital	$60,073,728	$71,907,783
Accumulated deficit	$(52,116,988)	$(63,951,043)

Income Statement:	(Unaudited) Reported		(Unaudited) Restated
	For the three months	For the six months	For the three months	For the six months
	ended June 30, 2009	ended June 30, 2009	ended June 30, 2009	ended June 30, 2009
Gain on debt extinguishments	$11,834,055	$11,834,055	$-	$-
Consolidated net profit (loss)	$(282,187)	$(1,568,902)	$(12,116,242)	$(13,402,957)
Net profit (loss) - attributable to CUI Global, Inc.	$(282,187)	$(1,568,902)	$(12,116,242)	$(13,402,957)
Comprehensive profit (loss)	$(1,338,728)	$(2,907,630)	$(1,338,728)	$(14,741,685)
Basic and diluted profit (loss) per common share	$-	$(0.01)	$(0.07)	$(0.08)
Diluted profit (loss) per common share	$-	$(0.01)	$(0.07)	$(0.08)

Third quarter ended September 30, 2009 impact:
Balance Sheet:	(Unaudited) Reported	(Unaudited) Restated
	September 30,	September 30,
	2009	2009
Additional Paid in Capital	$60,284,146	$72,118,201
Accumulated deficit	$(53,428,252)	$(65,262,307)

Income Statement:	(Unaudited) Reported		(Unaudited) Restated
`	For the three months	For the nine months	For the three months	For the nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2009	2009	2009	2009
Gain on debt extinguishments	$-	$11,834,055	$-	$-
Consolidated net profit (loss)	$(1,311,264)	$(2,880,166)	$(1,311,264)	$(14,714,221)
Net profit (loss) - attributable to CUI Global, Inc.	$(1,314,727)	$(2,883,629)	$(1,314,727)	$(14,717,684)
Comprehensive profit (loss)	$(1,338,728)	$(2,907,630)	$(1,338,728)	$(14,741,685)
Basic and diluted profit (loss) per common share	$(0.01)	$(0.02)	$(0.01)	$(0.09)
Diluted profit (loss) per common share	$(0.01)	$(0.02)	$(0.01)	$(0.09)

For the year ended December 31, 2009 impact:
Balance Sheet:	Reported	Restated
	December 31,	December 31,
	2009	2009
Additional Paid in Capital	$60,541,742	$72,375,797
Accumulated deficit	$(54,746,787)	$(66,580,842)

Income Statement:	Reported	Restated
	For the year ended December 31, 2009
Gain on debt extinguishments	$11,834,055	$-
Consolidated net profit (loss)	$(4,209,492)	$(16,043,547)
Net profit (loss) - attributable to CUI Global, Inc.	$(4,198,701)	$(16,032,756)
Comprehensive profit (loss)	$(4,226,894)	$(16,060,949)
Basic and diluted profit (loss) per common share	$(0.02)	$(0.10)
Diluted profit (loss) per common share	$(0.02)	$(0.10)

First quarter ended March 31, 2010 impact:
Balance Sheet:	(Unaudited) Reported	(Unaudited) Restated
	March 31,	March 31,
	2010	2010
Additional Paid in Capital	$60,543,383	$72,377,438
Accumulated deficit	$(55,919,517)	$(67,753,572)

Second quarter ended June 30, 2010 impact:
Balance Sheet:	(Unaudited) Reported	(Unaudited) Restated
	June 30,	June 30,
	2010	2010
Additional Paid in Capital	$62,115,261	$79,579,816
Accumulated deficit	$(52,431,337)	$(69,895,892)

Income Statement:	(Unaudited) Reported		(Unaudited) Restated
	For the three months	For the six months	For the three months	For the six months
	ended June 30, 2010	ended June 30, 2010	ended June 30, 2010	ended June 30, 2010
Gain on debt extinguishments	$5,630,500	$5,630,500	$-	$-
Consolidated net profit (loss)	$3,443,107	$2,274,105	$(2,187,393)	$(3,356,395)
Net profit (loss) - attributable to CUI Global, Inc.	$3,488,180	$2,315,450	$(2,142,320)	$(3,315,050)
Comprehensive profit (loss)	$3,468,088	$2,297,112	$(2,162,412)	$(3,333,388)
Basic and diluted profit (loss) per common share	$0.02	$0.01	$(0.01)	$(0.02)
Diluted profit (loss) per common share	$0.02	$0.01	$(0.01)	$(0.02)

Third quarter ended September 30, 2010 impact:
Balance Sheet:	(Unaudited) Reported	(Unaudited) Restated
	September 30,	September 30,
	2010	2010
Additional Paid in Capital	$64,156,718	$83,934,065
Accumulated deficit	$(50,175,790)	$(69,953,137)

Income Statement:	(Unaudited) Reported		(Unaudited) Restated
	For the three months	For the nine months	For the three months	For the nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2010	2010	2010	2010
Gain on debt extinguishments	$2,312,792	$7,943,292	$-	$-
Consolidated net profit (loss)	$2,258,206	$4,532,311	$(54,586)	$(3,410,981)
Net profit (loss) - attributable to CUI Global, Inc.	$2,255,547	$4,570,997	$(57,245)	$(3,372,295)
Comprehensive profit (loss)	$2,250,036	$4,547,148	$(62,756)	$(3,396,144)
Basic and diluted profit (loss) per common share	$0.01	$0.02	$-	$(0.02)
Diluted profit (loss) per common share	$0.01	$0.02	$-	$(0.02)

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2010 due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At December 31, 2010 and 2009, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits.  However, at December 31, 2010, the Company held $142,952 in European foreign bank accounts and $258,835 in Japanese foreign bank accounts.  However, at December 31, 2009, the Company held $26,166 in European foreign bank accounts and $112,223 in Japanese foreign bank accounts.

Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consist of the receivables associated with the revenue derived from product sales.  An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $125,000 and $135,000 at December 31, 2010 and 2009, respectively, is considered adequate.  Receivables are determined to be past due based on the payment terms of original invoices.  The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.  Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of its receivable balances in effort to further reduce credit risk exposure.

Inventory
Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  At December 31, 2010 and 2009 inventory is valued, net of allowances, at $4,976,587 and $3,661,994, respectively.  The allowances for inventory were $355,000 and $100,000 at December 31, 2010 and 2009, respectively.

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

Long-Lived Assets
Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. During 2010, the Company recorded impairment expense of $3,105,956 related to technology rights and $418,185 related to patents.  During 2009, $210,403 related to intangible, patent pending technology, $246,237 related to intangible, customer list, the Company recorded impairment expense of $10,241,529 related to goodwill and $136,811 related to capitalized patents.

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

Intangible assets consist of the following as of December 31, 2010 and 2009:

	2010	2009
Technology Rights	$821,112	$5,126,406
Accumulated amortization	(24,761)	(1,048,760)
Net	$796,351	$4,077,646
Patent costs	$-	$464,350
Accumulated amortization	-	(35,980)
Net	$-	$428,370
Debt offering costs	$2,274,646	$2,044,646
Accumulated amortization	(1,823,787)	(1,107,516)
Net	$450,859	$937,130
Intangible, trademark and tradename CUI	$4,892,856	$4,892,856
Accumulated amortization	-	-
Net	$4,892,856	$4,892,856
Intangible, trademark and tradename V-Infinity	$1,373,828	$1,373,828
Accumulated amortization	-	-
Net	$1,373,828	$1,373,828
Intangible, patent pending technology	$551,559	$551,559
Accumulated amortization	-	-
Net	$551,559	$551,559
Intangible, customer list	$1,857,000	$1,857,000
Accumulated amortization	-	-
Net	$1,857,000	$1,857,000
Goodwill, Comex Electronics and CUI Japan	$473,692	$473,692
Accumulated amortization	-	-
Net	$473,692	$473,692
Goodwill	$12,909,273	$12,909,273
Accumulated amortization	(2,116)	(2,116)
Net	$12,907,157	$12,907,157
Other intangible assets	$81,936	$107,724
Accumulated amortization	(72,996)	(61,430)
Net	$8,940	$46,294

As of December 31, 2010, $5,213,854 of costs related to technology rights acquired since 2003 have been capitalized.  Technology rights are amortized over a twenty year life.  During 2010, the Company recognized an impairment related to technology rights of $3,105,956.  The capitalized balance remaining at December 31, 2010 is $821,112.

As of December 31, 2010, $471,580 of costs related to filing patent applications have been capitalized.  When patents are approved, the costs are amortized over the life of the patent.  Any patents not approved will be expensed at that time.  During 2010 and 2009, the Company recognized impairment expense on patents of $418,185 and $136,811, respectively.  The capitalized balance remaining at December 31, 2010 is $0.

As of December 31, 2010, $2,274,646 of debt offering costs related to payments and warrants issued in efforts to secure debt financing for the Company have been capitalized.  The debt offering costs are amortized over the life of the applicable loans.

As of December 31, 2010, $4,892,856 of costs related to Intangible, trademark and trade name CUI have been capitalized.  Intangible, trademark and trade name CUI is reviewed regularly for impairment by management.

As of December 31, 2010, $1,373,828 of costs related to Intangible, trademark and trade name V-Infinity have been capitalized.  Intangible, trademark and trade name V-Infinity is reviewed regularly for impairment by management.

As of December 31, 2010, $761,962 of costs related to Intangible, patent pending technology have been capitalized.  Intangible, patent pending technology is reviewed regularly for impairment by management.  During 2009, the Company recognized impairment on Intangible, patent pending technology of $210,403.  The impairment loss is an estimate.  The capitalized balance remaining at December 31, 2010 is $551,559.

As of December 31, 2010, $2,103,237 of costs related to Intangible, customer list have been capitalized.  Intangible, customer list is reviewed regularly for impairment by management.  During 2009, the Company recognized impairment on Intangible, customer list of $246,237.  The impairment loss is an estimate.  The capitalized balance remaining at December 31, 2010 is $1,857,000.

As of December 31, 2010, $473,692 of costs related to Goodwill, Comex Electronics and CUI Japan have been capitalized.  Goodwill, Comex Electronics and CUI Japan is reviewed regularly for impairment by management.

As of December 31, 2010, $23,150,802 of costs related to Goodwill have been capitalized.  Goodwill is reviewed regularly for impairment by management.  During 2009, the Company recognized impairment on Goodwill of $10,241,529.  The impairment loss is an estimate.  The net capitalized balance remaining at December 31, 2010 is $12,907,157.

As of December 31, 2010, $81,936 of costs related to other intangible assets have been capitalized and are being amortized over their useful lives.

Investment – Equity Method
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing a 11.544% and 10.47% interest at December 31, 2010 and 2009, respectively) in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  The Company also has a demand receivable from TPI of $190,240 as of December 31, 2010. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.  A summary of the unaudited financial statements of the affiliate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current assets	$5,635,096	$5,660,329
Non-current assets	836,832	934,900
Total Assets	$6,471,928	$6,595,229
Current liabilities	$3,305,810	$4,130,172
Non-current liabilities	1,464,832	1,661,271
Stockholders' equity	1,701,286	803,786
Total Liabilities and Stockholders' Equity	$6,471,928	$6,595,229
Revenues	$11,899,948	$8,340,256
Operating income	70,611	(379,286)
Net income	676,305	(395,644)
Company share of Net Profit at 11.544% for 2010 and 10.47% for 2009	78,074	(41,424)
Equity investment in affiliate	$157,149	$79,075

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

Patent Costs
The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents.  At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent.  If the patent is not approved, at that time the costs will be expensed.  A change in the estimate of the patent having a future beneficial value will impact the other assets and expense accounts.  During the years ended 2010 and 2009, the Company recorded impairment charges of $418,185 and $136,811 related to capitalized patents.

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

Stock-Based Compensation
The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”.  FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.  The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including, volatility is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance, the stock price on the date of grant is obtained from online finance websites such as those previously noted, appropriate discount rates are obtained from the United States Federal Reserve economic research and data website and other inputs are determined based on previous experience and related estimates.

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

Revenue Recognition
The recognition of revenues requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of CUI Global products over a period of time.  These elements include licensing rights to manufacture and sell our proprietary patent protected products.  The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue.  CUI Global does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products.  Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

Revenues in connection with electronic devices, component, and test and measurement equipment are recognized at the time the product is shipped to the customer, collectability is reasonably assumed, the price is fixed and determinable and persuasive evidence of arrangement exists.

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $72,378 and $103,733 for the years ended December 31, 2010 and 2009, respectively.  The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves
A warranty reserve liability is recorded based on estimates of future costs on sales recognized.  There was no warranty reserve recorded at December 31, 2010 or 2009.

Advertising
The costs incurred for producing and communicating advertising are charged to operations as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was $575,490 and $544,146, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method of FASB Accounting Standards Codification No. 740 (“FASB ASC 740”), “Income Taxes”.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for its operating losses generated during 2010 and 2009 based on uncertainties concerning the ability to generate taxable income in future periods.  There was no income tax receivable at December 31, 2010 and 2009.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net Loss Per Share
In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2010 and 2009, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2010 and 2009.  The following table summarizes the potential common stock shares at December 31, 2010 and 2009, which may dilute future earnings per share.

	2010	2009
Convertible preferred stock	252,715	252,715
Warrants and options, vested	17,807,801	18,307,893
Convertible debt	-	76,200,000
	18,060,516	94,760,608

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

Segment Reporting
Upon the acquisition of CUI, Inc., CUI Japan and Comex Electronics, CUI Global now has operating segments to report.  The Company has identified five operating segments based on the products offered.  The five segments are External Power, Internal Power, Industrial Controls, Comex/CUI Japan and Other.  The External Power segment is focused primarily on sales of external power supplies and related components.  The Internal Power segment is focused primarily on sales of internal power supplies and related components.  The Industrial Controls segment is focused primarily on sales of encoding devices and related components.  The Comex/CUI Japan segment is focused on the sales of Comex and CUI Japan products.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the year ended December 31, 2010 for operating segment activity:

	External
	Power and	Internal	Industrial
	Components	Power	Controls	Comex (Japan)	Other	Totals
Revenues from external customers	$22,581,776	$9,447,644	$4,279,243	$3,549,742	$1,074,483	$40,932,888
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$10,295	$14,335	$24,630
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$78,074	$78,074
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$3,859,342	$3,859,342
Interest expense	$-	$-	$-	$63,368	$1,152,162	$1,215,530
Depreciation and amortization	$-	$-	$-	$76,033	$759,534	$835,567
Segment profit (loss)	$7,622,049	$1,908,103	$627,560	$(841,227)	$(16,777,001)	$(7,460,516)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$144,912	$144,912
Impairment of Patents	$-	$-	$-	$-	$418,185	$418,185
Impairment of Technology Rights	$-	$-	$-	$-	$3,105,956	$3,105,956
Segment assets	$-	$-	$-	$3,112,886	$32,761,963	$35,874,849
Foreign currency translation adjustments	$-	$-	$-	$(22,617)	$-	$(22,617)
Expenditures for segment assets	$-	$-	$-	$36,096	$429,575	$465,671

The following information is presented for the year ended December 31, 2009 for operating segment activity (the Comex (Japan) activity began on the date of acquisition July 1, 2009):

	External
	Power and	Internal	Industrial	Comex /
	Components	Power	Controls	CUI Japan	Other	Totals
Revenues from external customers	$15,466,992	$6,695,220	$2,976,799	$2,575,902	$1,136,837	$28,851,750
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$31	$17,981	$18,012
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$(41,424)	$(41,424)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$3,096,641	$3,096,641
Interest expense	$-	$-	$-	$31,815	$1,520,604	$1,552,419
Depreciation and amortization	$-	$-	$-	$16,815	$668,632	$685,447
Segment profit (loss)	$3,883,478	$1,023,816	$178,870	$(26,316)	$(21,103,395)	$(16,043,547)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$686,237	$686,237
Impairment of goodwill	$-	$-	$-	$-	$10,241,529	$10,241,529
Impairment of intangible, patent pending technology	$-	$-	$-	$-	$210,403	$210,403
Impairment of intangible, customer list	$-	$-	$-	$-	$246,237	$246,237
Impairment of patents	$-	$-	$-	$-	$136,811	$136,811
Segment assets	$-	$-	$-	$3,672,366	$35,133,941	$38,806,307
Foreign currencty translation adjustments	$-	$-	$-	$(28,193)	$-	$(28,193)
Acquisiton of Comex Electronics and CUI Japan	$-	$-	$-	$-	$103,589	$103,589
Expenditures for segment assets	$-	$-	$-	$25,403	$448,765	$474,168

Only the Comex / CUI Japan and Other operating segments hold assets individually.  The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Reclassification
Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.  In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed.  ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”).  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

3.	ACQUISITION
July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  The Purchase Price reflects the acquisition of 100% of CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd. The total purchase price is approximately $260,000.  Terms of the acquisition called for three equal annual payments over three years to acquire the remaining 51% of Comex Electronics.  The terms of acquisition have been amended to allow CUI Global to acquire the remaining 51% at anytime during the five years following the initial acquisition.  In accordance with the Company’s charter, CUI Global maintains two of the three Comex Electronics board positions and therefore has effective control.

The following details the initial acquisition of CUI Japan and 49% of Comex Electronics Ltd.:

Purchase price	$103,589
Cash	116,152
Accounts receivable, trade	1,154,278
Other receivables	203,604
Inventory	1,043,688
Other current assets	17,450
Property & equipment, net	302,518
Deposits and other assets	78,102
Technology rights	34,278
Investments - long term	102,541
Goodwill, Comex Electronics and CUI Japan	473,692
Liabilities assumed	(3,380,314)
Noncontrolling interest	(42,400)
$103,589

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisition had been completed as of January 1, 2009:

2009
Gross revenue	$30,354,596
Total expenses	46,968,521
Net (loss) before taxes	$(16,613,925)
Less: Net (loss) - noncontrolling interest	$(287,629)
Net (loss) - attributable to CUI Global, Inc. before taxes	$(16,326,296)
Earnings per share	$(0.10)

4.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows at December 31, 2010 and 2009:

	2010	2009
Building	$382,245	$390,008
Equipment	2,119,566	1,888,711
Computers and software	749,584	738,540
	3,251,395	3,017,259
Less accumulated depreciation	(2,003,133)	(1,614,731)
	$1,248,262	$1,402,528

Depreciation expense for the years ended December 31, 2010 and 2009 was $509,007 and $413,117, respectively.

5.	TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS
Upon the acquisition of CUI Inc., the Company obtained $51,222 in technology rights related to a proprietary internal power supply produce line.

The Company capitalized $182,441 of technology rights related to encoding and power technologies acquired during the year ended 2009.

During 2010, the Company capitalized $70,000 of technology rights related to power technologies and $17,448 related to DSP technologies.  Also during 2010, the Company recorded an impairment charge of $3,105,956 related to WayCool technology rights.

The technology rights are amortized over the twenty-year estimated life of the technology, unless a shorter life is deemed appropriate by management based on the life expectancy of the related technology.  The technology rights balance at December 31, 2010 and 2009 were as follows:

	2010	2009
Technology Rights	$821,112	$5,126,406
Accumulated amortization	(24,761)	(1,048,760)
Net	$796,351	$4,077,646

Amortization of technology rights during 2010 and 2009 was $262,788 and $238,998, respectively.  The estimated annual amortization expense related to existing technology rights as of December 31, 2010 is expected to be $268,510 in 2011, $268,510 in 2012, $52,974 in 2013 and $29,998 in 2014.  Management has evaluated the technology rights for impairment and believes no additional impairment expense related to technology rights exists at December 31, 2010.

6.	NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

	December 31,
	2010	2009
Original Principal	$6,200,000	$18,850,000
Notes Converted	(1,320,000)	-
Notes Repaid	(100,000)	(50,000)
Notes Amended	(4,780,000)	(12,600,000)
Ending Balance	$-	$6,200,000

	December 31,
	2010	2009
Warrant Value	$2,773,555	$5,711,395
Amortization	(504,283)	(2,146,353)
Warrant Value Amended	(2,269,272)	(791,487)
Ending Warrant Value Discount	$-	$2,773,555
Unamortized discount	$-	$2,773,555
Convertible notes payable, net	$-	$3,426,445

During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes. $1,650,000 ($650,000 of this amount has been repaid and $1,000,000 was converted to common stock leaving $0 principal balance remaining at December 31, 2010) of these notes are convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date.  There was, however, a $0.20 per share minimum limit on the conversion price, which limited the number of shares that the company would be obligated to issue.  However, in April 2010 in conjunction with other debt reduction initiatives, the Company agreed with the convertible note holder to convert the remaining $1,000,000 of principal and related accrued interest at $0.1056 per share of common stock based on 80% of the average closing price of one share of Company common stock for the 10 days preceding the conversion date.  Additionally, each investor in the convertible promissory notes were issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of one cent ($0.01), that number of shares of CUI Global, Inc. common stock as is equal in value to one tenth the principal investment. Such value to be determined by the average per share closing bid price of CUI Global, Inc. common stock for the 10 days preceding the date of investment.  Of the remaining $1,800,000 notes, $700,000 ($450,000 of this amount has been repaid and $250,000 was converted to common stock leaving $0 principal balance remaining at December 31, 2010) of these notes were convertible to common stock at a per share price of $0.25.  Also in April 2010, in conjunction with the conversion of the $1,000,000 convertible note previously discussed, $250,000 of this principal balance and related accrued interest was converted to common stock under the same terms of $0.1056 per share of common stock based on 80% of the average closing price of one share of Company common stock for the 10 days preceding the conversion date.  The remaining $1,100,000 ($493,674 of this amount has been repaid, $100,000 was converted to common stock and $25,000 was recorded as additional paid in capital was recorded related to the debt settlement of $25,000 of the promissory note leaving $481,326 of principal balance remaining at December 31, 2010) were not convertible.  In September 2010, in conjunction with an extension of the terms of the remaining balance on this note, the promissory note was amended such that $100,000 of principal could be converted at a strike price of $0.15 per share of common stock.  In October 2010, the note holder exercised the conversion of the $100,000 of principal.  As of December 31, 2010, 16,025,511 common shares were issued pursuant to the conversion of these promissory notes and exercise of the warrants; 1,458,543 common shares are held in reserve underlying the common stock purchase warrants and common shares underlying the warrants.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc. A $6,000,000 (paid $6,000,000 as of December 31, 2010, $0 principal remaining) cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%, with a minimum interest rate of 4.50%, (4.50% at December 31, 2009), and secured by personal Letters of Credit from related parties.  In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 18,939,394 shares of common stock.  The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank bringing the net loan balance to $4,000,000.  Also in August 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2011 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% (4.30% at December 31, 2010), and secured by personal letters of credit from a related party.   The balance remaining at December 31, 2010 on the term note with Wells Fargo was $4,000,000.  The Company is full compliance with all covenants on this term note.

The second note utilized to fund the acquisition of CUI, Inc. was a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of CUI Global during the term of the note.  In September 2010, the Company negotiated an amendment to this note which provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018.  The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital.  In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011.  Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $187,208 to IED during the first quarter of 2011.  At December 31, 2010, the current portion of this note is $487,208, the long term balance is $10,308,983 and there is a discount on debt related to this note of $0.

The third note utilized to fund the acquisition of CUI, Inc. was a $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $0.25 and at the end of the three year term (May 15, 2011) giving to CUI Global the singular, discretionary right to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $0.25.  This note also provides a right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of CUI Global during the term of the note.  In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retained the total maximum convertible shares at 70,000,000 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  As a result, the Company recognized additional paid in capital related to the 2009 extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  In April 2010, CUI Global and the debt holder agreed to settle the note and related accrued interest totaling $850,500 for a one-time $50,000 payment and 1,000,000 shares of common stock valued at $0.07 per share in accordance with the note.  CUI Global recorded additional paid in capital of $5,630,500 related to this 2010 extinguishment of debt and expensed the remaining balance of the discount on debt relating to this note of $2,269,272.  At December 31, 2010, the balance on this note is $0.

Through the acquisition of CUI, Inc., the Company had a capital lease note payable related to office equipment and furniture and was secured by the same office equipment and furniture.  The capital lease was paid in full in 2010.  The balance at December 31, 2010 related to this capital lease is $0.

Through the acquisition of CUI Japan and Comex Electronics, the Company has several notes payable. Comex Electronics has a $404,151 with Seibu Shinyo Kinko Bank bearing interest at 2.40% and due March 18, 2019; $404,151 with 82 Bank bearing interest at 3.075% and due March 18, 2019; $263,622 with 82 Bank bearing interest at 2.90% and due August 19, 2014; $71,642 note with The Bank of Tokyo-Mitsubishi bearing interest at 1.975% and due June 28, 2011; $77,715 with The Bank of Tokyo-Mitsubishi bearing interest at 2.00% and due June 28, 2012; $59,434 with The Bank of Tokyo-Mitsubishi bearing interest at 2.70% and due May 30, 2013; $236,709 with Seibu Shinyo Kinko Bank bearing interest at 2.00% and due August 10, 2020; and $482,038 long term note payable with a vendor.  The current portion of these notes payable is $323,926 with a net long term portion of $1,675,536.

Comex Electronics has short term notes payable with 82 Bank of $244,888 bearing interest at 2.975% and due February 28, 2011, $195,910 bearing interest at 2.975% and due March 31, 2011; $183,666 with Seibu Shinyo Kinko Bank bearing interest at 3.85% and due April 20, 2011; $129,346 with a shareholder in the noncontrolled interest bearing 0% interest; and various discounted promissory notes of $123,574 due in 2011.  The Comex Electronics and CUI Japan short term notes payable are included in the Demand notes payable balance on the balance sheet.

The following table details the maturity of the notes payable and working capital line of credit for CUI Global, Inc. as of December 31, 2010:

	2011	2012	2013	2014	2015	Later Years	Total
Notes Payable Maturities:	$7,348,047	$1,096,409	$178,964	$216,310	$122,395	$10,742,017	$19,704,142

7.           WORKING CAPITAL LINE OF CREDIT
At December 31, 2010, CUI, Inc. had a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, national Association (NYSE: WFC), interest payable monthly at the daily three month LIBOR plus 3.75% (4.05% at December 31, 2010).  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.  At December 31, 2010, the balance outstanding on the line of credit was $1,549,779. The LOC is secured by all of the Company's accounts, documents, equipment, general intangibles, goods, instruments, inventory, investment property, letter-of-credit rights, letters of credit, and call cash and cash equivalents.  At December 31, 2009, CUI, Inc. had a $3,000,000 working capital line of credit with Key Bank, interest payable monthly at the bank’s prime rate plus 1.50 percentage points.  At December 31, 2009, the balance outstanding on the line of credit was $1,959,655.

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

Employment Agreements
As of the year ended December 31, 2010, the following employment agreements were in place:

Chief Executive Officer, General Counsel, Director:  This employment agreement expires May 15, 2014. The CEO’s annual salary is $325,000.  The CEO is eligible for annual bonuses and stock option grants.

President, Chief Operating Officer, Director:  This employment agreement expires May 15, 2014.  The President’s annual salary is $205,000.  The President is eligible for annual bonuses and stock option grants.

Chief Financial Officer:  This employment agreement expires May 15, 2014.  The CFO’s annual salary is $195,000.  The CFO is eligible for annual bonuses and stock option grants.

Chief Technical Officer:  This employment agreement expires May 15, 2011.  The CTO’s annual salary is $120,000.  The CTO is eligible for annual bonuses and stock option grants.

Senior Vice President:  This employment agreement expires May 15, 2011.  The SVP’s annual salary is $120,000.  The SVP is eligible for annual bonuses and stock option grants.

Leases
As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through December 31, 2010, the monthly base rent was $40,000.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011.  In addition to the base rent (subject to periodic base lease payment increases), the Company is responsible for property taxes, maintenance and related VAT taxes.  During the year ended December 31, 2010 and 2009, the monthly base rent was approximately $3,413 and $1,825, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company now has leased spaces in Tokyo, Japan, and owns a small manufacturing facility on leased land in Nagano, Japan.  One of the leased spaces in Tokyo, Japan expires August 31, 2011.  The monthly base rent for this space during the year ending December 31, 2010 and 2009 was $3,590 and $3,436, respectively.  The other leased space in Tokyo, Japan expires in stages from May 7, 2011 to September 9, 2011.  During the year ending December 31, 2010 and 2009, the monthly base rent for this space was $6,840 and $6,546, respectively.  In conjunction with this lease, the Company also leases parking spaces.  This lease expired December 31, 2010 and the base monthly rent during the year ended December 31, 2010 and 2009 was $507 and $486, respectively.  The lease for parking spaces is now under a month to month agreement.  During the year ending December 31, 2010 and 2009, the annual base rent for the land lease in Nagano, Japan was $2,897 and $2,772, respectively.

Rental expense was $713,851 and $623,156 in 2010 and 2009, respectively, and is included in selling, general and administrative on the statement of operations.

The Company also leases various equipment at CUI Japan and Comex Electronics with various lease expirations between January 2011 and July 2015.  Monthly lease payments are approximately $2,275 for leased equipment.

	2011	2012	2013	2014	2015	Later Years
Operating Leases:	$598,719	$531,404	$499,651	$496,474	$491,489	$336,967

Consulting Agreements
During 2009, 2,500,000 shares of common stock were issued for marketing, consulting, strategic planning and other management services performed by consultants. $535,000 of consulting expense was recorded in relation to the stock issuance transactions based on the fair market value of the stock on the date of grant. In addition, the consultants were paid fees of $162,500.

In September 2009, the Company engaged a consultant to provide access to a dynamic database that would aggregate, compile and rationalize all disparate and available broker-dealer and shareholder data pertaining to the Company’s common stock for a period of one year. For these services, the consultant was paid a fee of $30,000 for the full term of the agreement.  In 2010, the consultant was extended for an additional year and paid a fee of $27,500 for the full term of the agreement.

In September 2009, the Company engaged a consultant to provide inventory valuation services to the Company. For these services, the consultant was paid a fee of $7,500.

In October 2009, the Company engaged a consultant to assist in investor relations communications for the Company.  For these services, the consultant was paid a fee of $5,000 per month.  This consultant continued to work through 2010 and received fees of $62,731 for their services and related expenses.

In January 2010, the Company entered into a consulting for services performed in relation to securing debt financing with Wells Fargo.  For these services, the Company paid $135,000 upon the successful funding of the line of credit and term note with Wells Fargo, discussed more thoroughly herein.

In January 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 technology.  The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 products.

In September 2010, the Company entered into an agreement for strategic investor communications services to be provided through March 2011.  For these services, the consultant was paid a fee of $25,000.

In September 2010, the Company entered into an agreement with a consultant firm to provide for strategic investor marketing services for a period of one year.  For these services, the consultant is to be paid $3,000 per month as well as $84,000 in common stock compensation.  $42,000 of the common stock compensation was earned in 2010 for which the consultant received 210,000 shares of common stock at $0.20 per share.  The remaining $42,000 is to be priced at the ten day trailing average closing price at the time of the issuance when earned in 2011.  The remaining $42,000 common shares were earned March 2011, for which the consultant received 178,723 common shares at $0.235 per share.

In September 2010, the Company engaged a consulting firm to provide services regarding the Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and supply chain security.  For these services, the consultant was paid $11,934.

In October 2010, the Company entered into a consulting agreement for digital video services for the production of a video to be placed on the Company website.  For these services, the consultant was paid a fee of $2,350.

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

During 2010 and 2009, there were no shares of Series A convertible preferred stock issued.

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

During 2010 and 2009, there were no shares of Series B convertible preferred stock issued and no shares were outstanding.

Convertible Preferred Stock Series C

The Company authorized for issuance 10,000 shares of preferred stock, designated as Series C Preferred Stock (“Series C”), as the result of a negotiated investment plan with a specific investment group. Ownership of the stock is limited to this investment group. The owners and holders of the Series C Preferred Stock have the rights to appoint three board seats, and have the right to exchange any Common Shares they own into shares of Series C at any time, up to the number of Series C shares authorized, at a one-for-one ratio.  During 2010 and 2009, there were no shares of Series C convertible preferred stock issued and no shares were outstanding.

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

During 2010, 14,134,085 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $0.1056 per share.  A shareholder with more than 10% beneficial ownership in the Company and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 1,000,000 shares of common stock were issued as part of the settlement of the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI, Inc.  The shares were valued at $70,000 in accordance with the convertible promissory note stated conversion rate of $0.07 per share. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

During 2010, 18,939,394 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $0.1056 per share.  Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 1,000,000 shares of common stock were issued to three investors who exercised warrants at $0.01 per share.  The company received proceeds of $10,000.  One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

During 2010, 53,592 shares of common stock were issued to an investor in consideration for a warrant exercise at $0.20 per share.  The company received proceeds of $10,718.

During 2010, 666,666 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $0.15 per share in accordance with the convertible note terms.  A former officer of CUI Global is a principal in the limited liability company.

During 2010, 210,000 shares of common stock were issued for services performed by a consultant.  $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

During 2010, 54,310 shares of common stock were issued in relation to the exercise of 2008 Equity Incentive Plan options at $0.19 per share with proceeds of $9,500.  The company received no cash payment for 4,310 of these shares because the options were exercised through a cashless exercise election.

During 2010, 100,000 shares of common stock were issued to an employee as a bonus.  These shares were valued at $28,000 as of the date of issuance.

During 2010, 7,100,000 shares of common stock were sold at $0.20 per share pursuant to stock purchase agreements with proceeds of $1,420,000.  50,000 of these shares were issuable at December 31, 2010.  One director and a former corporate officer participated in this transaction.

During 2010, 1,000,000 shares of common stock were issued as settlement of $200,000 of principal on a promissory note related to the acquisition of CUI, Inc.  The conversion rate was $0.20 per share.  A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

Non-Employee Stock Warrants
During 2010 and 2009, no warrants were issued by the Company.

A summary of the warrants issued to non-employees for services as of December 31, 2010 and 2009 and changes during the years is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	13,602,620	$0.11	20,823,373	$0.13
Granted	-	$-	-	$-
Exercised	(1,053,592)	$0.02	(980,769)	$0.01
Forfeited (expired)	(50,000)	$0.25	(6,239,984)	$0.20
Balance at end of period	12,499,028	$0.12	13,602,620	$0.11
Warrants exercisable at end of period	12,499,028	$0.12	12,102,620	$0.12
Weighted average fair value of warrants granted during the period		$-		$-

During 2010, warrants to purchase 50,000 shares of common stock expired during the year and are recorded as forfeited in the table above.  During 2009, warrants to purchase 6,239,984 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2010 and 2009:

Warrants Outstanding				Warrants Exercisable

	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Price	2010	Contractual Life	Exercise Price	2010	Exercise Price
$0.01	5,302,135	0.29 Years	$0.01	5,302,135	$0.01
$0.20	7,196,893	0.19 Years	$0.20	7,196,893	$0.20
	12,499,028	0.48 Years	$0.12	12,499,028	$0.12

Warrants Outstanding				Warrants Exercisable

	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Price	2009	Contractual Life	Exercise Price	2009	Exercise Price
$0.01	6,302,135	0.66 Years	$0.01	4,802,135	$0.01
$0.20	7,250,485	0.66 Years	$0.20	7,250,485	$0.20
$0.25	50,000	0.01 Years	$0.25	50,000	$0.25
	13,602,620	1.33 Years	$0.11	12,102,620	$0.12

1,500,000 warrants outstanding with an exercise price of $0.01 had not vested as of December 31, 2009 and therefore were not included as exercisable at December 31, 2009.

Employee Stock Options and Warrants
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

The 2008 Equity Incentive Plans is intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

The 2008 Equity Incentive Plans provide for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company.  The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder.  In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted.  Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of 10 years.

On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.  October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive).

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

At December 31, 2010, there are 1,463,894 shares of common stock available under the 2008 Equity Incentive Stock Plan and 191,727 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2010 and 2009, the Company recorded compensation expense of $74,912 and $35,942, respectively, for stock options that the requisite service was performed during the year.  The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

A summary of the options issued to employees and directors as of December 31, 2010 and 2009 and changes during the year are presented below:
.
	2010		2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Balance at beginning of period	7,663,273	$0.17	5,270,000	$0.13
Exercised	(54,310)	$0.19	-	$-
Expired	(2,000,000)	$0.01	(1,900,000)	$0.24
Forfeited	(143,190)	$0.19	(80,000)	$0.19
Granted	3,335,382	$0.29	4,373,273	$0.24
Balance at end of period	8,801,155	$0.25	7,663,273	$0.17
Exercisable	5,308,773	$0.22	6,205,273	$0.15

As of December 31, 2010 and 2009, there were 3,492,382 and 1,458,000, respectively, non-vested options issued to employees and directors.

The weighted average fair value of options granted during the periods are as follows:

	2010	2009
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$0.30	$-
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$-	$0.25

The fair value of options granted during 2010 was estimated on the dates of the grants using the following assumptions: dividend yield of 0%, expected volatilities of 95% - 163%, risk-free interest rates of 0.35% - 0.75%, and expected lives of 2 years.

The fair value of options granted during 2009 was estimated on the dates of the grants using the following assumptions:  dividend yield of 0%, expected volatilities of 99% - 135%, risk-free interest rates of 0.73% - 0.93%, and expected lives of 2 years.

The following tables summarize information about employee stock options outstanding at December 31, 2010 and 2009:

Options Outstanding December 31, 2010				Options Exercisable December 31, 2010
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining	Average Exercise	December 31,	Average Exercise
Exercise Price	2010	Contractual Life	Price	2010	Price
$0.01	350,000	0.03 Years	$0.01	350,000	$0.01
$0.19	1,382,500	1.29 Years	$0.19	1,382,500	$0.19
$0.25	4,008,273	3.65 Years	$0.25	3,576,273	$0.25
$0.30	3,060,382	3.40 Years	$0.30	-	$0.30
	8,801,155	8.37 Years	$0.25	5,308,773	$0.22

Options Outstanding December 31, 2009				Options Exercisable December 31, 2009
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining	Average Exercise	December 31,	Average Exercise
Exercise Price	2009	Contractual Life	Price	2009	Price
$0.01	2,350,000	0.05 Years	$0.01	2,350,000	$0.01
$0.19	1,305,000	1.96 Years	$0.19	1,305,000	$0.19
$0.25	4,008,273	6.17 Years	$0.25	2,550,273	$0.25
	7,663,273	8.18 Years	$0.17	6,205,273	$0.15

10.           RELATED PARTY TRANSACTIONS
As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062.  CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges.  During the period January 1 through December 31, 2010, the monthly base rent was $40,000.  During the period January 1 through August 31, 2009, the monthly base rent was $39,900.  For the period September 1 through December 31, 2009, the monthly base rent was $40,000.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

In May 2009, CUI Global and the related party holder of the $17,500,000 convertible promissory note, IED, Inc., of which two corporate officers, one of whom is also a director, are principals in the corporate note holder, agreed to amend the convertible promissory note by reducing the conversion rate from $0.25 to $0.07 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 70,000,000 as stated in the original note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000.  As a result, the Company recognized additional paid in capital related to the 2009 extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487.  In April 2010, CUI Global and the debt holder agreed to settle the note and related accrued interest totaling $850,500 for a one-time $50,000 payment and 1,000,000 shares of common stock valued at $0.07 per share in accordance with the note.  A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.  CUI Global recorded additional paid in capital of $5,630,500 related to this 2010 extinguishment of debt and expensed the remaining balance of the discount on debt relating to this note of $2,269,272.  At December 31, 2010, the balance on this note is $0.

During 2009, the Company paid $100,000 to an entity controlled by Colton Melby who is Chairman of the Board of Directors in settlement of a note payable of $125,000 and recognized additional paid in capital from the extinguishment of debt of $25,542 related to the remaining principal and accrued interest.

During 2009, 416,667 shares of common stock were sold pursuant to a stock purchase agreement with proceeds of $4,167 by an entity controlled by Colton Melby who is Chairman of the Board of Directors.

The Company recorded investment income of $78,074 during 2010 and in 2009 the Company recorded an investment loss of $41,424, related to its interest in Test Products International (“TPI”).  During 2010 and 2009, the Company received principal and interest payments totaling $0 and $15,000, respectively, on a note receivable from TPI.  For further details regarding TPI, please see Note 2 discussion Investment in Affiliate.

In September 2010, the Company negotiated an amendment to the $14,000,000 seller’s promissory note to International Electronic Devices, Inc., of which a related party and two corporate officers, one of whom is also a director, are principals in the corporate note holder.  This amendment provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018.  The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital in 2010.  In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011.  Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $187,208 to IED during the first quarter of 2011.  $200,000 of the $1,200,000 in principal that was due before December 31, 2010 was settled for 1,000,000 shares of common stock at a conversion price of $0.20 per share.  A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.  Additionally, during 2010 and 2009, the Company made regular principal and interest payments on this seller’s promissory note in accordance with the terms of the note.  At December 31, 2010, the current portion of this note is $487,208, the long term balance is $10,308,983 and there is a discount on debt related to this note of $0.

During 2010, 14,134,085 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $0.1056 per share.  A shareholder with more than 10% beneficial ownership in the Company and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

In August 2010, 18,939,394 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $0.1056 per share.  Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 1,000,000 shares of common stock were issued to three investors who exercised warrants at $0.01 per share.  The company received proceeds of $10,000.  One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

In October 2010, 666,666 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $0.15 per share in accordance with the convertible note terms.  A former officer of CUI Global is a principal in the limited liability company.

During 2010, 7,100,000 shares of common stock were sold at $0.20 per share pursuant to stock purchase agreements with proceeds of $1,420,000.  50,000 of these shares were issuable at December 31, 2010.  Of the 7,100,000 shares of common stock, 1,000,000 were issued to a director and 425,000 shares were issued to a limited liability company investor of which a former officer of CUI Global is a principal.

11.          INCOME (LOSS) PER COMMON SHARE
In accordance with Statement of Financial Accounting Standards Codification 260, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2010 and 2009, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2010 and 2009.  The following table summarizes the potential common stock shares at December 31, 2010 and 2009, which may dilute future earnings per share.

	2010	2009
Convertible preferred stock	252,715	252,715
Warrants and options, vested	17,807,801	18,307,893
Convertible debt	-	76,200,000
	18,060,516	94,760,608

The following table sets forth the computation of basic earnings per share for the years ended December 31, 2010 and 2009:

	2010	(Restated) 2009
Net (loss) for the period attributable to CUI Global, Inc.	$(7,015,896)	$(16,032,756)
Weighted average number of shares outstanding	188,567,994	168,531,862
Weighted average number of common and common equivalent shares	188,567,994	168,531,862
Basic earnings (loss) per share	$(0.04)	$(0.10)

The following table sets for the computation of diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	(Restated) 2009
Net (loss) for the period attributable to CUI Global, Inc.	$(7,015,896)	$(16,032,756)
Add: Adjustment for interest and discount amortization on 4% convertible notes (previously computed)	-	-
12% convertible notes and discount amortization	-	-
Adjusted net income (loss)	$(7,015,896)	$(16,032,756)
Weighted average number of shares outstanding	188,567,994	168,531,862
Add: Weighted average shares assumed to be issued upon conversion of 4% convertible notes as of the date of issuance (previously computed)	-	-
Warrants and options as of beginning of period	-	-
Warrants and options as of date of issue (vesting)	-	-
12% convertible notes as of beginning of period	-	-
12% convertible notes as of date of issue	-	-
Weighted average number of common and common equivalent shares	188,567,994	168,531,862
Diluted earnings (loss) per share	$(0.04)	$(0.10)

12.           INCOME TAXES
The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. At December 31, 2010, the Company had available net operating loss carry-forwards of approximately $39,838,000. These operating loss carry-forwards expire in various years through the year ending December 31, 2030; however, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured. The increase in the valuation allowance for the year ended December 31, 2010 was approximately $1,405,000. As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2010 and 2009, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2010	(Restated) 2009
Computed "expected" tax benefit	$(2,385,405)	$(1,431,000)
State/Foreign tax benefit, net of federal effect	(193,671)	(184,000)
Change in valuation allowance	1,174,741	4,932,000
Non-deductible expenses	1,516,276	(3,317,000)
	$111,941	$-

For the periods ended December 31, 2010 and 2009, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	2010	(Restated) 2009
Deferred tax liability
Intangible assets	$4,992,000	$4,102,000
Deferred tax assets:
Net operating loss carryforwards	$(15,510,000)	$(13,180,000)
Warrants issued to employees	(664,000)	(609,000)
Other	-	(90,000)
Valuation allowance	11,182,000	9,777,000
Net deferred tax assets	$-	$-

13.           CONCENTRATIONS
During 2010, 50% of revenues were derived from five customers:  40%, 3%, 3%, 2% and 2%.  During 2009, 42% of revenues were derived from five customers at 31%, 4%, 3%, 2% and 2%.

The Company’s major product lines in 2010 and 2009 were external power, internal power, electro-mechanical and DSP based digital to analog and analog to digital test & measurement systems.

At December 31, 2010, of the gross trade accounts receivable totaling $4,851,200, 48% was due from eight customers:  23%, 8%, 3%, 3%, 3%, 3%, 3%, and 2%.  At December 31, 2009, of the gross trade accounts receivable totaling $4,808,382, 14% was due from one customer.

14. STOCK-BASED EMPLOYEE COMPENSATION
On May 16, 2008, the Board of Directors approved the CUI Global, Inc. 2008 Equity Incentive Plan (“2008 Plan”) for 1,500,000 shares of the Company’s common stock. The 2008 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2008 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2008 Plan have a maximum duration of 10 years.

At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8.

On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies.  The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board.  Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock.  The Compensation Committee was appointed as the Plan Administrator to manage the plan.  October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive).

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

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the year ended December 31, 2010, the Company granted 3,335,382 stock options to employees, officers and directors with the following assumptions; exercise price of $0.19 - $0.30, volatility of 95% - 163%, risk free interest rate of 0.35% - 0.75% and a term of 2 years.  During the year ended December 31, 2009, the Company granted 4,373,273 stock options to employees, officers and directors with the following assumptions; exercise price of $0.19 - $0.25, volatility of 99% - 135%, risk free interest rate of 0.73% - 0.93% and a term of 2 years.

The following information is presented for the stock option activity for the year ended December 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contract Life	Value
Outstanding at December 31, 2008	5,270,000	$0.13	6.55	$2,350
Exercised	-	$-
Expired	(1,900,000)	$0.24
Forfeited	(80,000)	$0.19
Granted	4,373,273	$0.24	8.01
Outstanding at December 31, 2009	7,663,273	$0.17	8.18	$1,880
Exercised	(54,310)	$0.19
Expired	(2,000,000)	$0.01
Forfeited	(143,190)	$0.19
Granted	3,335,382	$0.29	9.76
Outstanding at December 31, 2010	8,801,155	$0.25	8.37	$66,544
Outstanding exercisable at December 31, 2010	5,308,773	$0.22	7.59	$66,544

The weighted average fair value of warrants and options granted during the periods are as follows:

	2010	2009
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$0.30	$-
Exercise price exceeded the market price	$0.19	$0.19
Exercise price exceeded the market price	$-	$0.25

16.           SUBSEQUENT EVENTS
Management has reviewed for subsequent events and identified the following:

On January 6, 2011, the 50,000 issuable shares listed on the balance sheet as of December 31, 2010 were issued.

On or about January 10, 2011, in the ordinary course of business, the Company entered into a sales representative agreement with a sales representative firm in Massachusetts to represent CUI products, for which the firm will receive commissions based on sales activity.

On February 7 and 10, 2011, two former employees completed cashless exercises of their options for which 8,076 shares of common stock were issued.  The Company did not receive funds from these options exercises as they were cashless.

On February 10, 2011, Comex Electronics secured a short term loan with 82 Bank for approximately $84,000 bearing annual interest at 2.70%.

On March 7, 2011, notice was received from the Patent and Trademark Office of allowance of patent for a solar heat transfer apparatus.

On March 11, 2011, 178,723 shares of common stock were issued, when earned, pursuant to a consultant agreement discussed more thoroughly in Note 8. Commitments and Contingencies, Consultant Agreements.  The shares were priced $0.235 per share based on the ten day trailing average closing price at the time of the issuance in accordance with the consulting agreement.

Following the March 11, 2011 earthquake and tsunami in Japan, CUI Global, Inc. has no reports of injured or missing employees and its Japanese facilities remain intact and undamaged. CUI Global is analyzing the broader effects on its industries and its business. While Comex and its Japanese operations are a relatively small component of CUI Global, Inc.’s total revenue, Japan is a large supplier to the global market for semiconductors and other components. The electronics industry, as well as many other industries, source components from Japan. It is most likely that the events in Japan will affect supply of components, but it is too early to say to what extent. Business continuity plans and work to assess the impact, if any, on CUI Global, Inc. and mitigation activities has been ongoing since the event took place. We will continue to closely monitor the situation in Japan to take further action where necessary. It is, however, too early to draw any further conclusions as the situation is still developing.

On or about March 18, 2011, in the ordinary course of business, the Company entered into a contract manufacturing agreement for the manufacture of the GasPT2 devices.  The manufacturer is to be compensated for products, assembly charges and all other aspects of the services required in connection with orders placed by CUI.