Form 10-Q
period 2011-03-31
CUI Global, Inc.
filed 2011-05-09
CIK 1108967

CUI GLOBAL, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2011

Commission File Number 0-29923

CUI Global, Inc.
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
YES ☐ NO ☒

As of May 5, 2011, there were 215,282,472 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

CUI Global, Inc.
(formerly known as Waytronx, Inc.)

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$146,577	$612,275
Trade accounts receivable, net of allowance of $125,000 and $125,000, respectively	4,376,822	4,726,200
Other accounts receivable	988	18,558
Other accounts receivable, related party	16,547	202,418
Inventories, net of allowance of $375,000 and $355,000, respectively	4,544,971	4,976,587
Prepaid expenses and other	389,033	354,003
Total current assets	9,474,938	10,890,041

Property and equipment, net	1,201,293	1,248,262

Other assets:
Investment - equity method	175,301	157,149
Investments - long term	102,627	102,635
Technology rights, net	730,097	796,351
Other intangible assets, net	8,940	8,940
Deposits and other	52,601	148,689
Notes receivable, net	-	15,831
Debt offering costs, net	259,639	450,859
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, Comex Electronics and CUI Japan	473,692	473,692
Goodwill, net	12,907,157	12,907,157
Total other assets	23,385,297	23,736,546
Total assets	$34,061,528	$35,874,849

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,187,973	$2,054,534
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,805,646	2,427,163
Accrued expenses	1,292,876	1,689,300
Accrued compensation	272,740	399,013
Unearned revenue	109,681	70,030
Notes payable, current portion due	4,714,707	4,433,675
Notes payable, related party, current portion due	127,643	487,208
Total current liabilities	10,516,320	11,565,977
Long term notes payable, net of current portion due of $714,707 and $433,675, respectively	1,111,515	2,047,113
Long term notes payable, related party, net of current portion due of $0 and $487,208, respectively	10,303,683	10,308,983
Total liabilities	21,931,518	23,922,073

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at March 31, 2011 and December 31, 2010, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 214,282,472 and 214,045,673 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	214,283	214,046
Common stock issuable; 0 and 50,000 shares authorized and issuable at March 31, 2011 and December 31, 2010, respectively	-	50
Additional paid-in capital	85,821,512	85,732,521
Accumulated deficit	(73,690,261)	(73,596,738)
Accumulated other comprehensive (loss)	(43,797)	(50,810)
Total stockholders' equity	12,301,788	12,299,120
Noncontrolling interest	(171,778)	(346,344)
Total liabilities and stockholders' equity	$34,061,528	$35,874,849

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
 Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2011	2010
Revenues:
Product Sales	$10,029,075	$7,648,658
Revenue from freight	18,958	20,147
Total revenue	10,048,033	7,668,805
Cost of revenues	6,367,830	4,826,439

Gross profit	3,680,203	2,842,366

Operating expenses
Selling, general and administrative	3,465,896	2,829,035
Research and development	184,481	81,158
Bad debt	-	10,890
Total operating expenses	3,650,377	2,921,083
Profit (loss) from operations	29,826	(78,717)

Other income (expense)
Other income	6,596	56,395
Other expense	(8,098)	(27,489)
Investment income	18,152	14,615
Gain on debt extinguishments	475,689	-
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(191,220)	(741,855)
Interest expense	(242,444)	(387,533)
Total other income (expense), net	58,675	(1,085,867)
Income (loss) before taxes	88,501	(1,164,584)
Provision for taxes	7,458	4,418
Consolidated Net profit (loss)	81,043	(1,169,002)
Less: Net profit (loss) - noncontrolling interest	174,566	3,728
Net loss - attributable to CUI Global, Inc.	(93,523)	(1,172,730)
Less: Preferred stock dividends	-	-
Net loss allocable to common stockholders	$(93,523)	$(1,172,730)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$7,013	$1,754
Comprehensive profit (loss)	$(86,510)	$(1,170,976)
Basic and diluted profit (loss) per common share	$-	$(0.01)
Basic weighted average common and common equivalents shares outstanding	214,139,219	169,837,626

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
 Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) - attributable to CUI Global, Inc.	$(93,523)	$(1,172,730)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	89,177	1,641
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	191,220	741,855
Non-cash (profit) on equity method investment	(18,152)	(14,615)
Bad debt expense	-	10,890
Amortization of technology rights	66,254	61,085
Amortization of patent costs	-	4,354
Amortization of website development	-	3,578
Gain on settlements of debt	(475,689)	-
Inventory reserve	20,000	-
Loss on disposal of assets	-	500
Net profit (loss) - noncontrolling interest	174,566	3,728
Depreciation	146,943	114,952
Amortization	-	500
(Increase) decrease in assets:
Trade accounts receivable	349,378	161,545
Other accounts receivable	17,570	38,103
Other accounts receivable, related party	(6,637)	(2,161)
Inventory	411,616	(125,408)
Prepaid expenses and other current assets	(34,785)	48,115
Investments - long term	8	-
Deposits and other assets	96,088	(32,051)
Increase (decrease) in liabilities:
Accounts payable	133,439	(196,711)
Accrued expenses	(396,424)	85,485
Accrued compensation	(126,273)	18,538
Unearned revenue	39,651	1,268
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	584,427	(247,539)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights and development	-	(20,651)
Investment in patents	-	(1,925)
Proceeds from Notes receivable	15,587	15,958
Purchase of property and equipment	(99,974)	(135,437)
NET CASH USED IN INVESTING ACTIVITIES	(84,387)	(142,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(621,517)	540,582
Proceeds from notes and loans payable	281,032	-
Payments on notes and loans payable	(272,701)	(112,890)
Payments on notes and loans payable, related party	(359,565)	(74,186)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(972,751)	353,506
EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,013	1,754
Cash and cash equivalents at beginning of year	612,275	496,135
Cash and cash equivalents at end of period	146,577	461,801
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(465,698)	$(34,334)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-
Interest paid	$242,444	$275,221
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$42,000	$-

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
 Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND GOING CONCERN
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2010.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

CUI Global, Inc. (formerly known as Waytronx, Inc.) is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% and 10.47% interest at March 31, 2011 and 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. Both companies are Japanese based DSP providers of digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development. Through Comex Electronics, CUI Global owns a manufacturing facility which allows the Company to manufacture many of the CUI Japan and Comex Electronics products as well as some of the CUI Inc. products such as the AMT encoder.

The accompanying financial statements have been prepared on the assumption that CUI Global will continue as a going concern. As reflected in these financial statements, we had cash provided by operations of $584,427 for the three months ended March 31, 2011, had an accumulated deficit of $73,690,261 and working capital deficiency of $1,041,382 as of March 31, 2011. The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

2. ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of March 31, 2011.

Cash
Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2011, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained balances of $143,730 in foreign financial institutions.

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

Inventory
Inventory consists of finished and un-finished products. At March 31, 2011, the Company had $3,882,994 of finished goods, $908,278 of raw materials and components, $138,699 of work-in-process, and an allowance of $375,000.

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

Intangible assets consist of the following as of March 31, 2011:

Technology Rights	$821,112
Accumulated amortization	(91,015)
Net	$730,097

Debt offering costs	$2,274,646
Accumulated amortization	(2,015,007)
Net	$259,639

Intangible, trademark and tradename CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and tradename V-Infinity	$1,373,828
Accumulated amortization	-
Net	$1,373,828

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, Comex Electronics and CUI Japan	$473,692
Accumulated amortization	-
Net	$473,692

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$81,936
Accumulated amortization	(72,996)
Net	$8,940

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% and 10.47% interest at March 31, 2011 and 2010, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of March 31, 2011 is as follows:

Current assets	$5,141,908
Non-current assets	841,986
Total Assets	$5,983,894

Current liabilities	$2,632,594
Non-current liabilities	1,422,619
Stockholders' equity	1,928,681
Total Liabilities and Stockholders' Equity	$5,983,894

Revenues	$3,038,933
Operating income	105,226
Net profit	150,032
Other comprehensive profit (loss):
Foreign currency translation adjustment	7,207
Comprehensive net profit	157,239
Company share of Net Profit at 11.544%	18,152
Equity investment in affiliate	$175,301

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

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2011 and 2010 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

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

The following information is presented for the three months ended March 31, 2011 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Comex (Japan)	Other	Totals
Revenues from external customers	$4,961,064	$3,368,756	$1,157,644	$540,950	$19,619	$10,048,033
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$14	$3,126	$3,140
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$18,152	$18,152
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$191,220	$191,220
Interest expense	$-	$-	$-	$12,300	$230,144	$242,444
Depreciation and amortization	$-	$-	$-	$19,752	$193,445	$213,197
Segment profit (loss)	$1,535,222	$803,207	$156,896	$338,918	$(2,753,200)	$81,043
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$89,177	$89,177
Gain on debt extinguishments	$-	$-	$-	$-	$475,689	$475,689
Segment assets	$-	$-	$-	$2,895,200	$31,166,328	$34,061,528
Foreign currency translation adjustments	$-	$-	$-	$7,013	$-	$7,013
Expenditures for segment assets	$-	$-	$-	$858	$99,116	$99,974

The following information is presented for the three months ended March 31, 2010 for operating segment activity:

	External	Internal	Industrial	Comex /
	Power	Power	Controls	CUI Japan	Other	Totals
Revenues from external customers	$3,746,168	$1,343,189	$1,166,552	$1,167,562	$245,334	$7,668,805
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7,465	$3,778	$11,243
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$14,615	$14,615
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$741,855	$741,855
Interest expense	$-	$-	$-	$23,293	$364,240	$387,533
Depreciation and amortization	$-	$-	$-	$4,765	$179,704	$184,469
Segment profit (loss)	$1,067,421	$335,921	$111,166	$(698)	$(2,682,812)	$(1,169,002)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$1,641	$1,641
Segment assets	$-	$-	$-	$4,264,314	$34,209,939	$38,474,253
Foreign currencty translation adjustments	$-	$-	$-	$1,754	$-	$1,754
Expenditures for segment assets	$-	$-	$-	$26,052	$131,961	$158,013

Only the Comex/CUI Japan and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Japan Subsidiaries Summary Financial Information
The following is a summary of the Japanese subsidiaries financial statements as of March 31, 2011:

Summary Balance Sheet:
Cash	$81,800
Receivables	654,716
Inventory	1,273,297
Other current assets	11,013
Total current assets	2,020,826

Property and equipment, net	219,004
Other assets	655,370
Total assets	$2,895,200

Accounts payable	$245,165
Accounts payable, intercompany	25,681
Demand notes payable	529,707
Accrued expenses	20,419
Accrued compensation	77,876
Advances payable, intercompany	770,892
Notes payable, current portion due	279,398
Notes payable, related party, current portion due	127,643
Total current liabilities	2,076,781

Long term notes payable, net of current portion due	1,111,515
Total liabilities	3,188,296

CUI Global equity investment	170,256
Noncontrolling interest	(346,344)
Retained earnings	(73,211)
Accumulated other comprehensive (loss)	(43,797)
Total stockholders' equity	(293,096)
Total liabilities and stockholders' equity	$2,895,200

Summary Statement of Operations:
Total revenues	$540,950
Cost of revenues	514,474
Gross profit	26,476
Total operating expenses	151,816
Operating (loss)	(125,340)
Other income	984
Other expense	(115)
Gain on debt extinguishment	475,689
Interest expense	(12,300)
Total other income (expense), net	464,258
Net profit	$338,918

Reclassification
Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance within Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which updates previous guidance on this topic and applies to all material transactions. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred as of the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s year ending December 31, 2011. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months ended March 31, 2011 and 2010 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At March 31, 2011 and 2010, respectively, 18,246,516 and 95,559,608 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. These are excluded from computing the diluted net income (loss) per share for the three months ended March 31, 2011 and 2010 as the effect of such shares would be anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Net profit (loss) for the period attributable to CUI Global, Inc.	$(93,523)	$(1,172,730)
Weighted average number of shares outstanding	214,139,219	169,837,626
Weighted average number of common and common equivalent shares	214,139,219	169,837,626

Basic earnings (loss) per share	$(0.00)	$(0.01)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Net profit (loss) for the period attributable to CUI Global, Inc.	$(93,523)	$(1,172,730)
Add: Adjustment for interest on 12% convertible note	-	-
Adjusted net income (loss)	$(93,523)	$(1,172,730)

Weighted average number of shares outstanding	214,139,219	169,837,626
Add: Warrants and options as of beginning of period		-
Warrants and options as of date of vesting	-	-
Convertible preferred shares oustanding	-	-
12% convertible notes as of end of period	-	-
Weighted average number of common and common equivalent shares	214,139,219	169,837,626

Diluted earnings (loss) per share	$(0.00)	$(0.01)

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the three months ended March 31, 2011 and 2010 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At March 31, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.053% at March 31, 2011). The Wells Fargo LOC expires July 31, 2013. As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. At March 31, 2011, the balance outstanding on the line of credit was $1,275,939.

6.  OPTIONS AND WARRANTS

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

At December 31, 2010, there were 3,492,382 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the three months ended March 31, 2011, the Company granted no stock options.

The following information is presented for the stock option activity for the three months ended March 31, 2011:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	8,801,155	$0.25	8.37 Years
Exercised	(8,076)	$0.19
Expired	(21,924)	$0.19
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2011	8,771,155	$0.25	8.13 Years
Outstanding exercisable at March 31, 2011	5,494,773	$0.22	7.71 Years

The weighted average fair value of options granted during the periods are as follows:

	2011	2010
Exercise price lower than the market price	N/A	N/A
Exercise price equaled the market price	N/A	N/A
Exercise price exceeded the market price	N/A	N/A
Exercise price exceeded the market price	N/A	N/A

The following information is presented for the warrant activity for the three months ended March 31, 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	12,499,028	$0.12	0.48 Years
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2011	12,499,028	$0.12	0.23 Years
Outstanding exercisable at March 31, 2011	12,499,028	$0.12	0.23 Years

7.  NOTES PAYABLE

At December 31, 2010, the Company had a secured promissory note totaling $481,326 due January 1, 2012, interest accrues at 12% per annum, payable monthly, until the maturity of the note at which time the remaining principal is due.  As of March 31, 2011, the balance remaining on this note is $435,309 and is included in Notes payable, current portion due.

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2011 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% (4.303% at March 31, 2011), and secured by personal Letters of Credit from a related party.  The balance at December 31, 2010 was $4,000,000.  As of March 31, 2011, the balance of this term note is $4,000,000 and is included in Notes payable, current portion due.  The Company is in the process of renewing this term note.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc.  The note was originally due May 15, 2011.  In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018.  Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date.  At December 31, 2010, the balance of this note was $10,796,191.  During the first quarter of 2011, in accordance with the September 2010 amendment, the Company paid to International Electronic Devices, Inc. $300,000 in principal and transferred the value of a note receivable owed to CUI, Inc. from TPI in the amount of $192,508 which was applied to the principal balance.  As of March 31, 2011, the balance on this note is $10,303,683 and is included in Long term notes payable, related party.

At December 31, 2010, the Company had several notes payable through its subsidiaries CUI Japan and Comex Electronics. As of March 31, 2011, the Company has notes payable through its subsidiaries CUI Japan and Comex Electronics as follows, demand notes payable of $529,707, current notes payable of $279,398, current notes payable, related party of $127,643 and long term notes payable of $1,111,515. These notes have interest rates as of March 31, 2011 ranging from 1.975% to 3.85% and term dates from April 20, 2011 to August 10, 2020. During the three months ended March 31, 2011, CUI Global subsidiary Comex Electronics recognized a gain on debt extinguishments of $475,689.

8.  OTHER EQUITY TRANSACTIONS

On January 6, 2011, the 50,000 issuable shares listed on the balance sheet as of December 31, 2010 were issued.

On February 7 and 10, 2011, two former employees completed cashless exercises of their options for which 8,076 shares of common stock were issued.  The Company did not receive funds from these options exercises as they were cashless.

On March 11, 2011, 178,723 shares of common stock were issued, when earned, pursuant to a consultant agreement for strategic investor marketing services.  The shares had a fair value of $42,000.

9.  CONCENTRATIONS

During the three months ended March 31, 2011 and 2010, respectively, 35.09% and 27.90% of revenues were derived from one customer

At March 31, 2011 a single customer balance accounted for 14.7% of the total trade receivables balance.  At March 31, 2010, there was no customer balance maintained in trade receivables of 10% or more of the total trade receivables balance.

10.  SUBSEQUENT EVENTS

On April 15, 2011, CUI Global entered into a financial public relations agreement with a consulting firm.

On April 19, 2011, Thomas A. Price, a member of the Board of Directors of CUI Global, Inc., exercised 700,000 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008.  The Company received $7,000 from the exercise of these warrants.

On April 20, 2011, CUI Global subsidiary Comex Electronics obtained two short term loans totaling approximately $92,000, maturing in May and June 2011, with interest rates of 2.975% and 3.85%.

On April 21, 2011, CUI Global subsidiary Comex Electronics renewed a short term debt obligation of approximately $182,000 maturing in July 2011 with interest at 3.85%.

On May 4, 2011, Mitchell Saltz, a beneficial owner of more than 5% of the outstanding common stock, exercised 300,000 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008.  The Company received $3,000 from the exercise of these warrants.

On May 5, 2011, the Company entered into an agreement to sell 6,000,000 shares of restricted common stock at a per share price of $0.25.  The stock will be sold in 4 tranches beginning May 9, 2011 and ending July 15, 2011.

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

CUI Global cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially, are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

During the three months ended March 31, 2011, CUI Global had $29,826 profit from operations.  During the three months ended March 31, 2011, CUI Global had consolidated net profit of $81,043, with a net loss attributable to CUI Global of $93,523.  The net loss is primarily the result of interest expense and interest expense – amortization of debt offering costs.

CUI, Inc. - Subsidiary
CUI, Inc., is a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing a 11.54%, 11.54% and 10.47% interest at March 31, 2011, December 31, 2010 and March 31, 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry. The Company does not expect any organizational changes to CUI’s operations.

Through CUI’s capabilities and extensive contacts throughout Asia, CUI Global is able to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Digital Power Modules, GASPT2 and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

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

Solus Topology License with California Power Research
CUI entered into an exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as the Solus Topology. This topology provides industry leading efficiencies and densities in power design.  The topology is broadly applicable to both DC-DC and AC-DC products.  This will allow for CUI to have a long roadmap of industry leading products to service its broad customer base.  In addition, its first target is the Intermediate Bus Architecture (IBA) where the Digital POL modules are used.

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

As of March 31, 2011, the Company had reached agreements with several European and US companies to place beta test units for both laboratory and in-field testing.  The Company delivered beta test units in April 2011 to several of the European companies.  These beta test programs are expected to last between 90 and 180 days.

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

Comex Electronics and CUI Japan - Subsidiaries
CUI Global, through its Japanese subsidiaries, CUI Japan (formerly Comex Instruments, Ltd.) and 49% controlled Comex Electronics Ltd. provides DSP based digital to analog and analog to digital test and measurement systems and electronic components for OEM research and development.  Through Comex Electronics, CUI Global owns a manufacturing facility which allows the Company to manufacture many of the CUI Japan and Comex Electronics products as well as some of the CUI Inc. products such as the AMT encoder.

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

Impact of Japan Earthquake and Tsunami of 2011
CUI Global, Inc. subsidiaries CUI Japan and Comex Electronics did not experience any damages to its facilities or injuries to employees as a result of the March 2011 earthquake and subsequent tsunami. CUI Global continues to analyze the broader effects on its industries and its business.  While the Japan subsidiaries are a relatively small component of CUI Global, Inc.’s total revenue, Japan is a large supplier to the global market for semiconductors and other components.  The electronics industry, as well as many other industries, source components from Japan.  It is most likely that the events in Japan will affect the supply of components, but it is too early to say to what extent.  Business continuity plans and work to assess the impact, if any, on CUI Global, Inc. and mitigation activities has been ongoing since the event took place.  We will continue to closely monitor the situation in Japan to take further action where necessary.  It is, however, too early to draw any further conclusions as the situation is still developing.

WayCool/WayFast
While we continue to believe in the value and viability of the WayCool/WayFast technology and related patent portfolio, we have yet to hear back from our submission to DARPA. Moreover, a thorough analysis of the WayCool/WayFast Technology reveals that development will consume significant additional monies and as much as two to three years of development. Taking those facts into account, the Company has made the decision to postpone any further development of the technology while it continues to seek other options for commercializing this technology, including continuing its relationship with Innovaro. In 2010, the Company recorded impairment charges of $3,105,956 on the technology rights and $418,185 on patents associated with the WayCool/WayFast technology.

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

CUI Global continues to file and protect its intellectual property rights, trademarks and products through filings with the US Patent and Trademark Office and, as applicable, internationally.

Liquidity and Capital Resources

General
Cash and cash equivalents at March 31, 2011 are $146,577, and there is net working capital deficiency of $1,041,382. Operations and investments in patents and equipment have been funded through cash from operations, and the bank line of credit during the three month period.

Cash provided by (used in) operations
Operating requirements generated a negative cash flow from operations of $584,427 for the three months ended March 31, 2011, versus a negative cash flow from operations of $247,539 for the same period last year. The improvement in cash used in operations is primarily the result of the lower net loss incurred in the first quarter of 2011 associated with a decrease in non-cash interest expense and increase in sales and gross profit, a decrease in bad debt expense, increase in depreciation and amortization expenses, a decrease in trade accounts receivable, a decrease in inventory, decreased deposits and other assets, increase in accounts payable, decrease in accrued expenses, and a decrease in accrued compensation.

During the first three months of 2011 and 2010 stock options have been used as a form of payment to certain consultants, note holders, employees and directors. For the first three months of 2011 and 2010, a total of $89,177 and $1,641, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As the Company focuses on technology development and product line additions during 2011, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings.

Capital Expenditures and Investments
The Company invested $0 in other intangible assets related to products during the first three months of 2011 as compared to $20,651 for the same period last year.

CUI Global invested $0 in patent costs during the first three months of 2011 as compared to $1,925 for the same period last year. It is expected that investment in patent costs will continue throughout 2011 as patents are pursued in order to protect the rights to use its product developments.

During the first three months of 2011 and 2010, there was $99,974 and $135,437 investment in property and equipment, respectively.

Financing activities
During the first three months of 2011, the Company received proceeds of $281,032 from notes and loans payable, and the Company issued payments of $621,517 on demand notes payable, $272,701 of payments were made against notes and loans payable, and $359,565 of payments were made against notes and loans payable, related party. CUI Global plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2010 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations. Management believes the Company to be generating sufficient revenues to fund operations. As of March 31, 2011 the Company had an accumulated deficit of $73,690,261.

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

At March 31, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.053% at March 31, 2011). The Wells Fargo LOC expires July 31, 2013. As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. At March 31, 2011, the balance outstanding on the line of credit was $1,275,939.

During the three months ended March 31, 2011, the Company received no equity investments through the sale of common stock and the exercise of options and warrants.

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

Results of Operations

Revenue
During the three months ended March 31, 2010 and 2009, revenue was $10,048,033 and $7,668,805, respectively. The revenue for the three months ended March 31, 2011 is comprised of $9,488,125 from CUI products, $540,950 from CUI Japan and Comex Electronics products, and $18,958 for freight. The revenue for the three months ended March 31, 2010 is comprised of $6,481,001 from CUI products, $1,167,562 from CUI Japan and Comex Electronics products, $20,147 for freight, and $95 from RediAlert™ products.

Cost of revenues
The cost of revenue for the three months ended March 31, 2011 and 2010, was $6,367,830 and $4,826,439, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the three months ended March 31, 2011 compared to the same period in 2010, SG&A expenses increased $636,861. The increase is primarily associated with the SG&A expenses associated with the increase in overall business activity.  As a percentage of total revenue, SG&A expenses have decreased 2.40% as compared to the first quarter ended 2010.

Research and Development
The research and development costs are related to the development of technology and products. Research and development costs were $184,481 and $81,158, for the three months ended March 31, 2011 and 2010, respectively.

Bad Debt
The bad debt expense for the three months ended March 31, 2011 and 2010 was $0 and $10,890, respectively. The bad debt expense for both periods relates to miscellaneous customers.

Gain on Debt Extinguishments
During the three months ended March 31, 2011 and 2010, CUI Global recognized gain on debt extinguishments of $475,689 and $0, respectively.

Other Income
Other income for the three months ended March 31, 2011, consisted of $3,140 of interest income, $2,484 recovery of bad debts, and $972 of miscellaneous income. Other income for the three months ended March 31, 2010, consisted of $19,579 gain on foreign exchange, $16,712 recovery of bad debts, $11,243 interest income, $6,090 of rental income, and $2,771 of miscellaneous income.

Investment Income
The Company recognized income of $18,152 on equity investment in affiliate for the three months ended March 31, 2011.  For the same period ended 2010, the Company recognized income of $14,615 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $191,220 and $741,855, for the three months ended March 31, 2011 and 2010, respectively, for the amortization of debt discount and debt offering costs. The decrease in expense in 2011 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $242,444 and $387,533 for the three months ended March 31, 2011 and 2010, respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2010 and the first quarter of 2011 through debt settlements and principal payments.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the three months ended March 31, 2011 and 2010, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance within Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which updates previous guidance on this topic and applies to all material transactions. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred as of the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s year ending December 31, 2011. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Common Stock Issued

During the three months ended March 31, 2011, the Company issued the following shares of common stock:
•	50,000 shares of common stock were issued in relation to the 50,000 issuable shares listed on the balance sheet as of December 31, 2010.
•
8,076 shares of common stock were issued in relation to the exercise of shares under the 2008 Equity Incentive Plan options at $0.19 per share.  The company received no cash payment for these shares because the options were exercised through a cashless exercise election.

•
178,723 shares of common stock were issued for services performed by a consultant.  The share had a fair value of $42,000.  The Company recorded a $42,000 consulting expense in relation to this transaction.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

The following reports on Form 8-K were filed during the three months ended March 31, 2011:
(a) A report on Form 8-K filed on January 4, 2011, reporting the Company's name change to CUI Global, Inc.
(b) A report on Form 8-K filed on January 7, 2011, reporting the sale of unregistered securities.
(c) A report on Form 8-K filed on March 28, 2011, reporting the restatement of financials.

Item 6.  Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.11	Amended Articles of Incorporation
3.21	Bylaws of the Registrant.
3.32	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.42	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.52	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.62	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.73	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.84	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.98	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.1012	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.236	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.257	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.289	2008 Equity Incentive Plan.
10.2911	Convertible Promissory Note dated May 15, 2008, in the principal amount of $17,500,000 relating to the purchase of CUI, Inc. assets.
10.3011	Promissory Note dated May 15, 2008, in the principal amount of $14,000,000 relating to the purchase of CUI, Inc. assets.
10.3111	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.
10.3211	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.3311	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.3412	Stock Sale and Purchase Agreement dated July 1, 2009.
10.3512	Amendment to Stock Sale and Purchase Agreement Between Waytronx, Inc., Kunio Yamagishi and Others on July 1, 2009.
10.3612	Amendment No. "A" to Stock Sale and Purchase Agreement dated November 11, 2009.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
31.112	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.212	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.112	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.212	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of May 2011.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer