Form 10-Q
period 2011-06-30
CUI Global, Inc.
filed 2011-08-09
CIK 1108967

CUI GLOBAL, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2011

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
YES ☐ NO ☒

As of August 8th, 2011, there were 219,282,472 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

CUI Global, Inc.
(formerly known as Waytronx, Inc.)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$214,058	$373,823
Trade accounts receivable, net of allowance of $125,000 and $125,000, respectively	4,095,356	3,822,735
Other accounts receivable	17,589	15,926
Other accounts receivable, related party	9,269	202,418
Inventories, net of allowance of $225,000 and $164,005, respectively	4,421,424	3,735,641
Prepaid expenses and other	470,538	339,103
Assets held for sale	2,816,917	3,187,283
Total current assets	12,045,151	11,676,929

Property and equipment, net	927,964	1,010,362

Other assets:
Investment - equity method	161,720	157,149
Technology rights, net	646,392	778,903
Patent costs, net	6,646	-
Other intangible assets, net	16,663	-
Deposits and other	-	63,215
Notes receivable, net	-	15,831
Debt offering costs, net	153,612	450,859
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	22,706,634	23,187,558
Total assets	$35,679,749	$35,874,849

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,257,856	$1,757,682
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,791,691	1,679,125
Accrued expenses	2,193,708	1,588,684
Accrued compensation	213,533	399,013
Unearned revenue	107,297	70,030
Notes payable, current portion due	287,478	4,109,749
Notes payable, related party, current portion due	-	357,862
Liabilities held for sale	2,590,506	3,274,314
Total current liabilities	9,447,123	13,241,513
Long term notes payable, net of current portion due of $287,478 and $109,749, respectively	4,000,000	371,577
Long term notes payable, related party, net of current portion due of $0 and $357,862, respectively	10,303,683	10,308,983
Total long term liabilities	14,303,683	10,680,560
Total liabilities	23,750,806	23,922,073

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at June 30, 2011 and December 31, 2010, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 219,282,472 and 214,045,673 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	219,283	214,046
Common stock issuable; 0 and 50,000 shares authorized and issuable at June 30, 2011 and December 31, 2010, respectively	-	50
Additional paid-in capital	85,913,689	85,732,521
Accumulated deficit	(73,910,972)	(73,596,738)
Accumulated other comprehensive income (loss)	(14,636)	(50,810)
Total stockholders' equity	12,207,415	12,299,120
Noncontrolling interest	(278,472)	(346,344)
Total liabilities and stockholders' equity	$35,679,749	$35,874,849

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
		(Restated)		(Restated)
	2011	2010	2011	2010
Revenues:
Product Sales	$9,860,718	$9,973,248	$19,382,311	$16,484,496
Revenue from freight	18,144	16,267	37,102	36,414
Total revenue	9,878,862	9,989,515	19,419,413	16,520,910
Cost of revenues	5,993,305	6,151,090	11,858,968	10,074,192
Gross profit	3,885,557	3,838,425	7,560,445	6,446,718
Operating expenses
Selling, general and administrative	3,506,474	2,984,705	6,842,136	5,618,958
Research and development	145,780	115,248	330,261	196,406
Bad debt	15,449	7,815	15,449	14,945
Total operating expenses	3,667,703	3,107,768	7,187,846	5,830,309
Profit from operations	217,854	730,657	372,599	616,409
Other income (expense)
Other income	19,151	13,376	24,766	69,259
Other expense	(1,002)	(57,476)	(9,100)	(80,303)
Investment income (loss)	(13,581)	7,257	4,571	21,872
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(106,027)	(2,506,844)	(297,247)	(3,248,699)
Interest expense	(226,710)	(286,402)	(456,854)	(650,642)
Total other income (expense), net	(328,169)	(2,830,089)	(733,864)	(3,888,513)
(Loss) before taxes	(110,315)	(2,099,432)	(361,265)	(3,272,104)
Provision for taxes	7,885	-	15,343	4,418
Consolidated Net (loss) from continuing operations	(118,200)	(2,099,432)	(376,608)	(3,276,522)
Profit (loss) from discontinued operations
Profit (loss) from discontinued operations	(6,910)	(72,601)	(131,830)	(37,070)
Impairment of Intangibles from discontinued operations - Comex Electronics	(185,290)	-	(185,290)	-
Gain on debt extinguishments from discontinued operations	-	-	475,689	-
Other income (loss) from discontinued operations	(17,005)	(15,360)	(28,323)	(42,803)
Net profit (loss) from discontinued operations	(209,205)	(87,961)	130,246	(79,873)
Consolidated Net (loss)	(327,405)	(2,187,393)	(246,362)	(3,356,395)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	(106,694)	(45,073)	67,872	(41,345)
Net profit (loss) from discontinued operations - attributable to CUI Global, Inc.	(102,511)	(42,888)	62,374	(38,528)
Net (loss) allocable to common stockholders	$(220,711)	$(2,142,320)	$(314,234)	$(3,315,050)
Other comprehensive profit (loss)
Foreign currency translation adjustment	$29,161	$(20,092)	$36,174	$(18,338)
Comprehensive profit (loss)	$(191,550)	$(2,162,412)	$(278,060)	$(3,333,388)
Basic and diluted (loss) per common share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and diluted (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic and diluted (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and diluted weighted average common and common equivalents shares outstanding	217,101,153	184,971,711	215,628,368	177,446,475

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
		(Restated)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to CUI Global, Inc.	$(314,234)	$(3,315,050)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	136,354	26,093
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	297,247	3,248,699
Non-cash (profit) on equity method investment	(4,571)	(21,872)
Bad debt expense	15,449	14,945
Amortization of technology rights	132,511	122,169
Amortization of patent costs	-	8,707
Amortization of website development	880	7,156
Inventory reserve	60,995	(9,715)
Net profit (loss) - noncontrolling interest	67,872	(41,345)
Depreciation	257,525	225,332
Amortization	-	833
(Increase) decrease in assets:
Trade accounts receivable	(288,070)	(1,130,504)
Other accounts receivable	(1,663)	(7,360)
Other accounts receivable, related party	641	(4,373)
Inventory	(746,778)	(353,628)
Prepaid expenses and other current assets	(131,190)	81,576
Deposits and other assets	63,215	(36,718)
Increase (decrease) in liabilities:
Accounts payable	500,174	313,370
Accrued expenses	605,024	869,221
Accrued compensation	(185,480)	113,174
Unearned revenue	37,267	54,409
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	503,168	165,119
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	334,776	(454,194)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(6,646)	(4,330)
Investment in other intangible assets, net	(17,543)	-
Proceeds from Notes receivable	15,587	29,829
Purchase of property and equipment	(175,127)	(250,382)
NET CASH (USED IN) CONTINUING INVESTING ACTIVITIES	(183,729)	(224,883)
NET CASH (USED IN) DISCONTINUED INVESTING ACTIVITIES	-	(20,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	112,566	(18,959)
Proceeds from notes and loans payable	177,729	-
Payments on notes and loans payable	(184,369)	(26,054)
Payments on notes and loans payable, related party	(357,862)	(156,272)
Proceeds from conversion of debt to non-controlling interest	-	66,667
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	50,000	-
NET CASH (USED IN) CONTINUING FINANCING ACTIVITIES	(201,936)	(134,618)
NET CASH PROVIDED BY (USED IN) DISCONTINUED FINANCING ACTIVITIES	(648,218)	333,205
EFFECT OF EXCHANGE RATE CHANGES ON CASH	36,174	(18,338)
Cash and cash equivalents at beginning of year	373,823	391,486
Cash and cash equivalents at end of period	214,058	37,126
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(159,765)	$(354,360)

(continued)

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the six months ended June 30,
		(Restated)
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,364	$-
Interest paid	$486,166	$561,956
Impairment of Intangible, Comex Electronics - discontinued operations	$185,290	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to common stock	$-	$242,559
Conversion of accrued liabilities to common stock	$-	$1,320,000
Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$42,000	$-
Foregiveness of debt treated as capital contribution	$-	$5,630,500

See accompanying notes to financial statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND GOING CONCERN
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2010 as well as filings made related to the acquisition of CUI, Inc.

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

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% and 10.47% interest at June 30, 2011 and 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

Through CUI’s capabilities and extensive contacts throughout Asia, this acquisition allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum Digital Power Modules, Solus Power Topology, Vergence GASPT2 and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI defines its product into three categories: components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity. These offerings provide a technology architecture that addresses power and related accessories to industries ranging from consumer electronics to defense and alternative energy.

Effective July 1, 2009, CUI Global acquired 100% of CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. Both companies are Japanese based.  CUI Japan provides test and measurement systems and electronic components and Comex Instruments is a DSP provider of digital to analog and analog to digital test and measurement systems for OEM research and development. Effective July 1, 2011, CUI Global entered into an agreement to divest the 49% ownership of Comex Electronics as of July 1, 2011, as such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods.  The terms of this transaction are not yet finalized.  CUI Global will continue to maintain its 100% ownership of CUI Japan.  Also during the quarter ended June 30, 2011, the Company recognized an impairment of Intangibles in Comex Electronics of $185,290 which is reflected in discontinued operations.

The accompanying financial statements have been prepared on the assumption that CUI Global will continue as a going concern. As reflected in these financial statements, we had a net loss from continuing operations of $376,608 for the six months ended June 30, 2011, had an accumulated deficit of $73,910,972 and working capital from continuing operations of $2,371,617 as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (classified as Discontinued Operations) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of June 30, 2011.

Cash
Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2011, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $106,072 from continuing operations and $324,403 from discontinued operations in foreign financial institutions.

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

Inventory
Inventory consists of finished and un-finished products. At June 30, 2011, the Company had finished goods from continuing operations of $4,646,424 and an allowance of $225,000.  The company had the following inventory from discontinued operations as of June 30, 2011:  finished goods of $325,187, $905,498 of raw materials and components, $145,541 of work-in-process, and an allowance of $190,000.

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

Intangible assets consist of the following as of June 30, 2011:

Technology Rights	$803,664
Accumulated amortization	(157,272)
Net	$646,392

Patent costs	$6,646
Accumulated amortization	-
Net	$6,646

Debt offering costs	$2,274,646
Accumulated amortization	(2,121,034)
Net	$153,612

Intangible, trademark and tradename CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and tradename V-Infinity	$1,373,828
Accumulated amortization	-
Net	$1,373,828

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, CUI Japan	$139,201
Accumulated amortization	-
Net	$139,201

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$47,606
Accumulated amortization	(30,943)
Net	$16,663

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% and 10.47% interest at June 30, 2011 and 2010, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2011 is as follows:

Current assets	$5,378,611
Non-current assets	682,031
Total Assets	$6,060,642

Current liabilities	$2,888,124
Non-current liabilities	1,434,587
Stockholders' equity	1,737,931
Total Liabilities and Stockholders' Equity	$6,060,642

Revenues	$5,930,722
Operating income	262,433
Net profit	$39,599
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$39,599
Company share of Net Profit at 11.544%	$4,571
Equity investment in affiliate	$161,720

Asset Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the six months ended June 30, 2011, the Company recorded impairment charges of $185,290 related to Intangibles which are held by Comex Electronics and included in discontinued operations.

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

Segment Reporting
The Company has identified five operating segments based on the products offered and one discontinued segment. The six segments are External Power, Internal Power, Industrial Controls, CUI Japan, Discontinued Operations and Other. The External Power segment is focused primarily on sales of external power supplies and related components. The Internal Power segment is focused primarily on sales of internal power supplies and related components. The Industrial Controls segment is focused primarily on sales of encoding devices and related components. The CUI Japan segment is focused on the sales of CUI Japan products. The Discontinued Operations segment represents the operations of Comex Electronics which the Company entered into an agreement to divest effective July 1, 2011.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the six months ended June 30, 2011 for segment activity:

	External Power	Internal Power	Industrial Controls	CUI Japan	Discontinued Operations	Other	Totals
Revenues from external customers	$10,394,726	$6,758,245	$2,026,118	$81,020	$-	$159,304	$19,419,413
Intersegment revenues	$-	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$3	$-	$3,796	$3,799
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$-	$4,571	$4,571
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$-	$297,247	$297,247
Interest expense	$-	$-	$-	$-	$-	$456,854	$456,854
Depreciation and amortization	$-	$-	$-	$-	$-	$390,916	$390,916
Segment profit (loss)	$3,151,023	$1,441,097	$257,083	$12,940	$130,246	$(5,238,751)	$(246,362)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$-	$136,354	$136,354
Impairment of Intangibles, Comex Electronics	$-	$-	$-	$-	$185,290	$-	$185,290
Gain on debt extinguishments	$-	$-	$-	$-	$475,689	$-	$475,689
Segment assets	$-	$-	$-	$218,591	$2,816,917	$32,644,241	$35,679,749
Foreign currency translation adjustments	$-	$-	$-	$36,174	$-	$-	$36,174
Expenditures for segment assets	$-	$-	$-	$2,449	$-	$196,867	$199,316

The following information is presented for the six months ended June, 2010 for restated segment activity:

	External Power	Internal Power	Industrial Controls	CUI Japan	Discontinued Operations	Other	Totals
Revenues from external customers	$9,750,027	$3,917,750	$2,139,023	$151,032	$-	$563,078	$16,520,910
Intersegment revenues	$-	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$7,459	$-	$7,414	$14,873
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$-	$21,872	$21,872
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$-	$3,248,699	$3,248,699
Interest expense	$-	$-	$-	$-	$-	$650,642	$650,642
Depreciation and amortization	$-	$-	$-	$-	$-	$364,197	$364,197
Segment profit (loss)	$2,880,250	$893,986	$335,789	$(63)	$(79,873)	$(7,386,484)	$(3,356,395)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$-	$26,093	$26,093
Segment assets	$-	$-	$-	$151,378	$3,764,789	$35,786,745	$39,702,912
Foreign currencty translation adjustments	$-	$-	$-	$(18,338)	$-	$-	$(18,338)
Expenditures for segment assets	$-	$-	$-	$7,056	$20,651	$247,656	$275,363

Only the CUI Japan, Discontinued Operations and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Discontinued Operations Summary Financial Information
The following is a summary of the assets held for sale, liabilities held for sale and summary statement of discontinued operations for the discontinued operations of Comex Electronics as of June 30, 2011:

Comex Electronics - Discontinued Operations
Assets held for sale:
Cash	$324,403
Receivables	726,922
Inventory	1,186,226
Other current assets	17,422
Total current assets	2,254,973

Property and equipment, net	198,241
Other assets	363,703
Total assets held for sale	$2,816,917

Liabilities held for sale:
Accounts payable	$203,240
Demand notes payable	722,013
Accrued expenses	33,000
Accrued compensation	125,638
Notes payable, current portion due	277,476
Notes payable, related party, current portion due	179,843
Total current liabilities	1,541,210

Long term notes payable, net of current portion due	1,049,296
Total liabilities held for sale	$2,590,506

Comex Electronics - Discontinued Operations
Summary Statement of Discontinued Operations:
Total revenues	$1,280,485
Cost of revenues	1,146,443
Gross profit	134,042
Selling, general and administrative	265,873
Impairment of Intangibles, Comex Electronics	185,290
Operating (loss)	(317,121)
Other income	990
Gain on debt extinguishment	475,689
Interest expense	(29,312)
Total other income (expense), net	447,367
Net profit	$130,246

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and six months ended June 30, 2011 and 2010 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At June 30, 2011 and 2010, respectively, 11,807,108 and 21,298,608 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Consolidated Net (loss) from continuing operations	$(118,200)	$(2,099,432)	$(376,608)	$(3,276,522)
Net profit (loss) from discontinued operations	$(209,205)	$(87,961)	$130,246	$(79,873)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	$(106,694)	$(45,073)	$67,872	$(41,345)
Net profit (loss) from disconitinued operations attributable to CUI Global, Inc.	$(102,511)	$(42,888)	$62,374	$(38,528)
Net (loss) for the period attributable to CUI Global, Inc.	$(220,711)	$(2,142,320)	$(314,234)	$(3,315,050)
Weighted average number of shares outstanding	217,101,153	184,971,711	215,628,368	177,446,475
Weighted average number of common and common equivalent shares	217,101,153	184,971,711	215,628,368	177,446,475

Basic (loss) per common share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Consolidated Net (loss) from continuing operations	$(118,200)	$(2,099,432)	$(376,608)	$(3,276,522)
Net profit (loss) from discontinued operations	$(209,205)	$(87,961)	$130,246	$(79,873)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	$(106,694)	$(45,073)	$67,872	$(41,345)
Net profit (loss) from disconitinued operations attributable to CUI Global, Inc.	$(102,511)	$(42,888)	$62,374	$(38,528)
Net (loss) for the period attributable to CUI Global, Inc.	$(220,711)	$(2,142,320)	$(314,234)	$(3,315,050)
Add: Adjustment for interest on 12% convertible note	-	-	-	-
Adjusted net income (loss)	$(220,711)	$(2,142,320)	$(314,234)	$(3,315,050)

Weighted average number of shares outstanding	217,101,153	184,971,711	215,628,368	177,446,475
Add: Warrants and options as of beginning of period		-	-	-
Warrants and options as of date of vesting	-	-	-	-
Convertible preferred shares outstanding	-	-	-	-
12% convertible notes as of end of period	-	-	-	-
Weighted average number of common and common equivalent shares	217,101,153	184,971,711	215,628,368	177,446,475

Diluted (loss) per common share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

4.  INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the six months ended June 30, 2011 and 2010 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At June 30, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (3.996% at June 30, 2011). The Wells Fargo LOC expires July 31, 2013. As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. At June 30, 2011, the balance outstanding on the line of credit was $1,791,691.

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

At December 31, 2010, there were 3,492,382 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the six months ended June 30, 2011, the Company granted no stock options. The Company recognized an expense of $94,354 related to previously issued stock and unvested stock options during the six months ended June 30, 2011.

The following information is presented for the stock option activity for the six months ended June 30, 2011:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	8,801,155	$0.25	8.37 Years
Exercised	(8,076)	$0.19
Expired	(196,924)	$0.03
Forfeited	-	$-
Granted	-	$-
Outstanding at June 30, 2011	8,596,155	$0.25	8.04 Years
Outstanding exercisable at June 30, 2011	5,211,773	$0.23	7.48 Years

The weighted average fair value of options granted during the periods are as follows:

	2011	2010
Exercise price lower than the market price	N/A	N/A
Exercise price equaled the market price	N/A	N/A
Exercise price exceeded the market price	N/A	$0.19
Exercise price exceeded the market price	N/A	N/A

The following information is presented for the warrant activity for the six months ended June 30, 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	12,499,028	$0.12	0.48 Years
Exercised	(5,000,000)	$0.01
Expired	(1,156,408)	$0.20
Forfeited	-	$-
Granted	-	$-
Outstanding at June 30, 2011	6,342,620	$0.19	0.07 Years
Outstanding exercisable at June 30, 2011	6,342,620	$0.19	0.07 Years

7.  NOTES PAYABLE

At December 31, 2010, the Company had a secured promissory note totaling $481,326 due January 1, 2012, interest accrues at 12% per annum, payable monthly, until the maturity of the note at which time the remaining principal is due.  As of June 30, 2011, the balance remaining on this note is $287,478 and is included in Notes payable, current portion due.

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% (4.246% at June 30, 2011), and secured by personal Letters of Credit from a related party.  The balance at December 31, 2010 was $4,000,000.  As of June 30, 2011, the balance of this term note is $4,000,000 and is included in Notes payable.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc. The note was originally due May 15, 2011. In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018. Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date. At December 31, 2010, the balance of this note was $10,796,191. During the first quarter of 2011, in accordance with the September 2010 amendment, the Company paid to International Electronic Devices, Inc. $300,000 in principal and transferred the value of a note receivable owed to CUI, Inc. from TPI in the amount of $192,508 which was applied to the principal balance. As of June 30, 2011, the balance on this note is $10,303,683 and is included in Long term notes payable, related party.

At December 31, 2010, the Company had several notes payable through its subsidiary Comex Electronics, which is now reported as discontinued operations.  As of June 30, 2011, the Company has notes payable through Comex Electronics as follows, demand notes payable of $722,013, notes payable, related party of $179,843 and notes payable of $1,326,772.  These notes have interest rates as of June 30, 2011 ranging from 2.000% to 3.850% and term dates from July 20, 2011 to August 10, 2020.

8.  OTHER EQUITY TRANSACTIONS

On January 6, 2011, the 50,000 issuable shares listed on the balance sheet as of December 31, 2010 were issued.

On February 7 and 10, 2011, two former employees completed cashless exercises of their options for which 8,076 shares of common stock were issued.  The Company did not receive funds from these options exercises as they were cashless.

On March 11, 2011, 178,723 shares of common stock were issued, when earned, pursuant to a consultant agreement for strategic investor marketing services.  The shares were priced at $0.235 per share based on the ten day trailing average closing price at the time of the issuance in accordance with the agreement and a $42,000 consulting expense was recorded in relation to this transaction.

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

On May 5, 2011, the Company entered into an agreement to sell 6,000,000 shares of restricted common stock at a per share price of $0.25.  As of June 30, 2011, no shares had been sold under this agreement.

On May 15, 2011, Kjell H. Qvale, a beneficial owner of more than 10% of the outstanding common stock, exercised 4,000,000 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $40,000 from the exercise of these warrants.

9.  CONCENTRATIONS

During the three and six months ended June 30, 2011, 38.76% and 38.45% of revenues respectively, were derived from one customer.

During the three and six months ended June 30, 2010, respectively, 39.23% and 34.65% of revenues respectively, were derived from one customer.

At June 30, 2011 a single customer balance accounted for 12.31% of the total trade receivables balance.  At June 30, 2010, a single customer balance accounted for 19.55% of the trade receivables balance.

10.  SUBSEQUENT EVENTS

Effective July 1, 2011, CUI Global entered into an agreement to divest the 49% ownership of Comex Electronics as of July 1, 2011.  The terms of this transaction are not yet finalized.  CUI Global will continue to maintain its 100% ownership of CUI Japan.

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $0.17 per common share.

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

During the six months ended June 30, 2011, CUI Global had a consolidated net loss from operations of $376,608, a net profit from discontinued operations of $130,246 and a consolidated net loss of $246,362, with a net loss attributable to CUI Global of $314,234.  The net loss is primarily the result of the impairment of the Intangible, Comex Electronics reported in discontinued operations, interest expense and interest expense – amortization of debt offering costs.

CUI, Inc. - Subsidiary
CUI, Inc., is a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing a 11.54%, 11.54% and 10.47% interest at June 30, 2011, December 31, 2010 and June 30, 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry. The Company does not expect any organizational changes to CUI’s operations.

Through CUI’s capabilities and extensive contacts throughout Asia, CUI Global is able to continue to identify, acquire and commercialize new proprietary technologies.  CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum Digital Power Modules, Solus Power Topology, Vergence GASPT2 and other proprietary devices, described below.  CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI defines its product into three categories: components including connectors, speakers and buzzers; control solutions including encoders and sensors; and power solutions known as V-Infinity.  These offerings, combined with the Waytronx portfolio of cooling solutions and the Vergence GasPT2 metering device, among other technologies, provide an architecture that addresses power and related accessories, metering and thermal management to industries ranging from consumer electronics to defense and alternative energy to some of the largest natural gas providers in the World.

Digital POL Modules
CUI’s power division, V-Infinity, has developed a line of digital point-of-load (POL) modules that will utilize digital power-conversion ICs. The new Novum series is focused on providing complete, easy-to-use solutions to make digital power accessible to a wide array of users. The modules will combine high power density in a compact footprint and offer a wide array of digital control and power management functions. Initially, it will utilize Powervation’s patented Auto-control™ technology which will allow the new modules to work in real time ensuring stability and improved transient response. A wide array of digital power control functions will be supported including current monitoring, temp sensing, margining and voltage sequencing. The primary market is in the networking and communication space with customers that deploy intermediate bus architecture. These companies have large scale power platform needs that the digital modules address. Though the design cycles are long, ranging anywhere from 18-48 months, the business once designed in, is stable and long-term.

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

Vergence GASPT2 Product
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell, and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis, now marketed as the Vergence GasPT2.

The Vergence GASPT2, designed by GL, is a low cost solution to measuring gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the gas physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z).  Through Bluetooth Technology, this information can be provided to a remote, centralized monitoring facility.  This licensing contract anticipates between $35,000,000 and $40,000,000 in sales during the first four years of the agreement.  According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.

As of June 30, 2011, the Company had reached agreements with several European and US companies to place beta test units for both laboratory and in-field testing.  During the second quarter of 2011, the Company delivered beta test units to SNAM RETE in Italy; National Grid in the UK; and GASUNIE in The Netherlands.  These beta test programs are expected to last between 90 and 180 days.  In addition, the company has reached agreement with ENAGAS in Spain and GAZ-SYSTEMS in Poland to begin beta testing within the next thirty (30) days.  The company then intends to provide beta units to several North American companies, with the deliveries expected to be completed during the third quarter of 2011.

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

CUI Japan and the discontinued operations of Comex Electronics - Subsidiaries
At June 30, 2011, CUI Global’s Japanese subsidiaries, included CUI Japan (formerly Comex Instruments, Ltd.), which provides test and measurement systems and electronic components and 49% controlled Comex Electronics Ltd. which provides DSP based digital to analog and analog to digital test and measurement systems for OEM research and development.  The financial statements included herein report the operations of Comex Electronics under discontinued operations.

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

Impact of Japan Earthquake and Tsunami of 2011
CUI Global, Inc. subsidiaries CUI Japan and Comex Electronics did not experience any damages to facilities or injuries to employees as a result of the March 2011 earthquake and subsequent tsunami.  CUI Global continues to analyze the broader effects on its industries and its business.  While the Japan subsidiaries are a relatively small component of CUI Global, Inc.’s total revenue, Japan is a large supplier to the global market for semiconductors and other components.  The electronics industry, as well as many other industries, source components from Japan.  It is most likely that the events in Japan will affect the supply of components.  Business continuity plans and work to assess the impact, if any, on CUI Global, Inc. and mitigation activities has been ongoing since the event took place.  We will continue to closely monitor the situation in Japan to take further action where necessary.  In addition, during the quarter ended June 30, 2011, the Company recorded an impairment expense on the Intangible, Comex Electronics of $185,290 which is reported as discontinued operations.  Additionally, the Company has reached an agreement to divest its 49% ownership of Comex Electronics to be effective July 1, 2011.  The terms of this transaction are not yet finalized.  CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General
Cash and cash equivalents from continuing operations at June 30, 2011 are $214,058 and there is working capital from continuing operations of $2,371,617.  Operations and investments in patents and equipment have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions during the six month period.

Cash provided by (used in) operations
Operating requirements generated a positive cash flow from continuing operations of $503,168 for the six months ended June 30, 2011, versus $165,119 for the same period last year.  The improvement in cash provided by (used in) operations is primarily the result of the lower net loss incurred in the first two quarters of 2011 associated with a decrease in non-cash interest expense and increase in sales and gross profit, a decrease in bad debt expense, increase in depreciation and amortization expenses, an increase in trade accounts receivable, an increase in inventory, increase in prepaid expenses and other current assets, decreased deposits and other assets, increase in accounts payable, increase in accrued expenses, a decrease in accrued compensation and an increase in unearned revenue.

During the first six months of 2011 and 2010 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first six months of 2011 and 2010, a total of $136,354 and $26,093, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

During the six months ended June 30, 2011 the Company had positive cash flow from discontinued operations of $334,776 as compared to a negative cash flow in the prior year comparative period of $454,194.  This improvement is primarily the result of the settlement gain on debt and the impairment of Intangible, Comex Electronics during the six months ended June 30, 2011.

As the Company focuses on technology development and product line additions during 2011, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings.

Capital Expenditures and Investments
The Company invested $0 in technology rights and development during the first six months of 2011.  During the prior year, the Company invested $20,651 in technology rights and development, which is now reported as discontinued operations.

CUI Global invested $6,646 in patent costs during the first six months of 2011 as compared to $4,330 for the same period last year.  It is expected that investment in patent costs will continue throughout 2011 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $17,543 in other intangible assets during the first six months of 2011 as compared to $0 for the same period last year.

During the first six months of 2011 and 2010, there was $175,127 and $250,382 investment in property and equipment, respectively.

Financing activities
During the first six months of 2011, the Company received proceeds of $177,729 from notes and loans payable, and the Company received proceeds of $112,566 on demand notes payable, $184,369 of payments were made against notes and loans payable, $357,862 of payments were made against notes and loans payable, related party and $50,000 of proceeds were received in relation to the exercise of warrants.  CUI Global plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

During the six months ended June 30, 2011, net cash used in discontinued financing activities for discontinued operations included $648,218 of payments made against notes and loans payable.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2010 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of June 30, 2011 the Company had an accumulated deficit of $73,910,972.

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

At June 30, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE:WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (3.996 at June 30, 2011).  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.  At June 30, 2011, the balance outstanding on the line of credit was $1,791,691.

During the six months ended June 30, 2011, the Company received $50,000 from equity investments through the exercise of warrants.

The Company expects the revenues from CUI, Inc. and CUI Japan to help cover operating and other expenses for the next twelve months of operations.  If revenues are not sufficient to cover all operating and other expenses, additional funding will be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue
During the six months ended June 30, 2011 and 2010, revenue was $19,419,413 and $16,520,910, respectively.  The revenue for the six months ended June 30, 2011 is comprised of $19,301,291 from CUI products, $81,020 from CUI Japan products, and $37,102 for freight.  The revenue for the six months ended June 30, 2010 is comprised of $16,333,369 from CUI products, $151,032 from CUI Japan products, $36,414 for freight, and $95 from RediAlert™ products.

During the three months ended June 30, 2011 and 2010, revenue was $9,878,862 and $9,989,515, respectively.  The revenue for the three months ended June 30, 2011 is comprised of $9,813,166 from CUI products, $47,552 from CUI Japan products and $18,144 from freight.  The revenue for the three months ended June 30, 2010 is comprised of $9,852,368 from CUI products, $120,880 from CUI Japan and Comex Electronics products and $16,267 for freight.

The increase in revenues during the six months ended June 30, 2011 is the result of continued product introductions, the enhanced sales group including external sales representatives and the overall improvement in the electronics industry.  The slight decrease in the three months ended June 30, 2011 is attributable to a significantly increased first three months of the year and timing related to receipt and delivery of goods to customers.

Cost of revenues
The cost of revenue for the six months ended June 30, 2011 and 2010 was $11,858,968 and $10,074,192, respectively.  For the three months ended June 30, 2011 and 2010, the cost of revenue was $5,993,305 and $6,151,090, respectively.

The cost of revenues as a percentage of revenue for the six months ended June 30, 2011 remained consistent at 61.07% as compared to 60.98% during the prior year comparative period.  For the three months ended June 30, 2011, the cost of revenue as a percentage of revenue improved slightly to 60.67% from 61.58% in the prior year period.  This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2011 compared to the same period in 2010, SG&A expenses increased $1,223,178.  The increase is primarily associated with the increase in overall business activity.  As a percentage of total revenue, SG&A expenses have increased 1.22% as compared to the first six months of 2010.

Research and Development
The research and development costs are related to the development of technology and products.  Research and development costs were $330,261 and $196,406, for the six months ended June 30, 2011 and 2010, respectively. The increase in this expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Bad Debt
The bad debt expense for the six months ended June 30, 2011 and 2010 was $15,449 and $14,945, respectively.  The bad debt expense for both periods relates to several individual customers.

Other Income
Other income for the six months ended June 30, 2011, consisted of $11,258 from the recovery of bad debts, $9,474 of gain on foreign exchange, $3,799 of interest income and $235 of miscellaneous income.  Other income for the six months ended June 30, 2010, consisted of $22,798 gain on foreign exchange, $16,793 recovery of bad debts, $14,895 of interest income, $12,090 of rental income, and $2,683 of miscellaneous income.

Investment Income
The Company recognized income of $4,571 on equity investment in affiliate for the six months ended June 30, 2011.  For the same period ended 2010, the Company recognized income of $21,872 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $106,027 and $297,247, for the three and six months ended June 30, 2011, respectively, and $2,506,844 and $3,248,699 for the same periods in 2010, for the amortization of debt discount and debt offering costs.  The decrease in expense in 2011 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $456,854 and $650,642 for the six months ended June 30, 2011 and 2010 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes.  The decrease is primarily due to the reduction of debt in 2010 and the first six months of 2011 through debt settlements and principal payments.

Profit (loss) from discontinued operations
During the six months ended June 30, 2011 and 2010, the loss from discontinued operations was $131,830 and $37,070, respectively.  For the three months ended June 30, 2011 and 2010, the loss from discontinued operations was $6,910 and $72,601, respectively.

During the three and six months ended June 30, 2011, the Company recorded an impairment expense for discontinued operations of Intangible, Comex Electronics of $185,290.  No impairment expenses were recorded in 2010.

During the six months ended June 30, 2011 and 2010, CUI Global recognized gain on debt extinguishments from discontinued operations of $475,689 and $0, respectively.  There was no gain on debt extinguishments during the three months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011 and 2010, CUI Global had other losses from discontinued operations of $28,323 and $42,803, respectively.  For the three months ended June 30, 2011 and 2010, CUI Global had other losses from discontinued operations of $17,005 and $15,360.

For the six months ended June 30, 2011, the Company had a net profit from discontinued operations of $130,246 as compared to a loss of $79,873 during the six months ended June 30, 2010.  During the three months ended June 30, 2011 the Company had a net loss of $209,205 as compared to a net loss of $87,961 for the same period ended 2010.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the six months ended June 30, 2011 and 2010, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

Recent Accounting Pronouncements
ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our CEO and our CFO have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our CFO, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:	Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Common Stock Issued

During the three months ended June 30, 2011, the Company issued the following shares of common stock:
•	5,000,000 shares of common stock were issued for warrant exercises at $0.01 per share. The warrants were issued in 2008 as consideration for letter of credit guarantees.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

No reports on Form 8-K were filed during the three months ended June 30, 2011.

Item 6.	Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.11	Amended Articles of Incorporation
3.21	Bylaws of the Registrant.
3.32	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.42	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.52	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.62	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.73	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.84	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.98	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.1012	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.236	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.257	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.
10.289	2008 Equity Incentive Plan.
10.2911	Convertible Promissory Note dated May 15, 2008, in the principal amount of $17,500,000 relating to the purchase of CUI, Inc. assets.
10.3011	Promissory Note dated May 15, 2008, in the principal amount of $14,000,000 relating to the purchase of CUI, Inc. assets.
10.3111	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.
10.3211	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.3311	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.3412	Stock Sale and Purchase Agreement dated July 1, 2009.
10.3512	Amendment to Stock Sale and Purchase Agreement Between Waytronx, Inc., Kunio Yamagishi and Others on July 1, 2009.
10.3612	Amendment No. "A" to Stock Sale and Purchase Agreement dated November 11, 2009.
15.212	Letter regarding unaudited interim financial information.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
22.7	Proxy Statement and Notice of Special Shareholder Meeting filed with the Commission on June 27, 2011.
31.113	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.213	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.113	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.213	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of August 2011.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer