Form 10-Q
period 2011-09-30
CUI Global, Inc.
filed 2011-11-14
CIK 1108967

CUI GLOBAL, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2011

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
YES ☐ NO ☒

As of November 9, 2011, there were 219,282,472 shares of the Company's common stock outstanding, 50,543 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding.

CUI Global, Inc.
(formerly known as Waytronx, Inc.)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Current Assets:
Cash	$143,750	$373,823
Trade accounts receivable, net of allowance of $125,000 and $125,000, respectively	4,111,706	3,822,735
Other accounts receivable	42,112	15,926
Other accounts receivable, related party	7,477	202,418
Inventories, net of allowance of $300,000 and $164,005, respectively	4,027,586	3,735,641
Prepaid expenses and other	301,923	339,103
Assets held for sale	-	3,187,283
Total current assets	8,634,554	11,676,929

Property and equipment, net	949,582	1,010,362

Other assets:
Investment - equity method	178,606	157,149
Technology rights, net	580,137	778,903
Patent costs, net	6,480	-
Other intangible assets, net	34,814	-
Deposits and other	4,000	63,215
Notes receivable, net	539,393	15,831
Debt offering costs, net	134,445	450,859
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	23,199,476	23,187,558
Total assets	$32,783,612	$35,874,849

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,973,790	$1,757,682
Preferred stock dividends payable	5,054	5,054
Demand notes payable	2,223,431	1,549,779
Accrued expenses	1,125,751	1,588,684
Accrued compensation	109,946	399,013
Unearned revenue	65,623	70,030
Notes payable, current portion due	4,235,587	4,109,749
Notes payable, related party, current portion due	-	487,208
Convertible notes payable, related party, current portion due	35,000	-
Liabilities held for sale	-	3,274,314
Total current liabilities	9,774,182	13,241,513
Long term notes payable, net of current portion due of $4,235,587 and $4,109,749, respectively	-	371,577
Long term notes payable, related party, net of current portion due of $0 and $487,208, respectively	10,303,683	10,308,983
Total long term liabilities	10,303,683	10,680,560
Total liabilities	20,077,865	23,922,073

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at September 30, 2011 and December 31, 2010, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 219,282,472 and 214,045,673 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	219,283	214,046
Common stock issuable; 0 and 50,000 shares authorized and issuable at September 30, 2011 and December 31, 2010, respectively	-	50
Additional paid-in capital	85,960,867	85,732,521
Accumulated deficit	(73,486,649)	(73,596,738)
Accumulated other comprehensive income (loss)	12,195	(50,810)
Total stockholders' equity	12,705,747	12,299,120
Noncontrolling interest in discontinued operations	-	(346,344)
Total liabilities and stockholders' equity	$32,783,612	$35,874,849

See accompanying notes to Condensed Consolidated Financial Statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	(Restated) 2010	2011	(Restated) 2010
Revenues:
Product Sales	$10,715,563	$9,740,364	$30,097,874	$26,224,860
Revenue from freight	12,652	21,534	49,754	57,948
Total revenue	10,728,215	9,761,898	30,147,628	26,282,808
Cost of revenues	6,706,311	5,775,854	18,565,279	15,850,046

Gross profit	4,021,904	3,986,044	11,582,349	10,432,762

Operating expenses
Selling, general and administrative	3,382,137	2,946,417	10,224,273	8,565,375
Research and development	199,602	366,790	529,863	563,196
Bad debt	62,000	13,009	77,449	27,954
Total operating expenses	3,643,739	3,326,216	10,831,585	9,156,525

Income from operations	378,165	659,828	750,764	1,276,237

Other income (expense)
Other income	11,387	15,780	36,153	85,039
Other expense	(39,194)	(50,188)	(48,294)	(130,492)
Investment income (loss)	16,886	28,924	21,457	50,796
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(19,167)	(419,423)	(316,414)	(3,668,122)
Interest expense	(230,059)	(264,046)	(686,913)	(914,688)
Total other income (expense), net	(260,147)	(688,953)	(994,011)	(4,577,467)

Profit (loss) before taxes	118,018	(29,125)	(243,247)	(3,301,230)
Provision for taxes	6,330	30,674	21,673	35,092
Consolidated Net profit (loss) from continuing operations	111,688	(59,799)	(264,920)	(3,336,322)

Profit (loss) from discontinued operations
Profit (loss) from discontinued operations	-	5,213	(160,153)	(74,659)
Gain on divestment of Comex Electronics	312,635	-	603,034	-
Net profit (loss) from discontinued operations	312,635	5,213	442,881	(74,659)

Consolidated Net profit (loss)	424,323	(54,586)	177,961	(3,410,981)

Less: Net profit (loss) from discontinued operations - noncontrolling interest	-	2,659	67,872	(38,686)

Net profit (loss) allocable to common stockholders	$424,323	$(57,245)	$110,089	$(3,372,295)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$26,831	$(5,511)	$63,005	$(23,849)
Comprehensive profit (loss)	$451,154	$(62,756)	$173,094	$(3,396,144)
Basic profit (loss) per common share from continuing operations	$0.00	$(0.00)	$(0.00)	$(0.02)
Diluted profit (loss) per common share from continuing operations	$0.00	$(0.00)	$(0.00)	$(0.02)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$0.00	$0.00	$(0.00)
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$0.00	$0.00	$(0.00)
Basic profit (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)
Diluted profit (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)
Basic weighted average common and common equivalents shares outstanding	219,282,472	196,478,788	216,859,788	183,860,295
Fully diluted weighted average common and common equivalents shares outstanding	219,983,110	196,478,788	217,590,284	183,860,295

See accompanying notes to Condensed Consolidated Financial Statements

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2011	(Restated) 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) - attributable to CUI Global, Inc.	$110,089	$(3,372,295)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	183,532	69,734
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	316,414	3,668,122
Non-cash (profit) on equity method investment	(21,457)	(50,796)
Bad debt expense	77,449	27,954
Amortization of technology rights	198,766	184,420
Amortization of patent costs	166	13,061
Amortization of website development	2,604	10,733
Inventory reserve	135,995	38,530
Net profit (loss) - noncontrolling interest	67,872	(38,686)
Depreciation	403,866	341,079
Amortization	-	833
(Increase) decrease in assets:
Trade accounts receivable	(304,420)	(315,233)
Other accounts receivable	(26,186)	(13,762)
Other accounts receivable, related party	2,433	(6,636)
Inventory	(427,940)	(855,008)
Prepaid expenses and other current assets	26,526	115,159
Deposits and other assets	59,215	34,483
Increase (decrease) in liabilities:
Accounts payable	216,108	123,173
Accrued expenses	(462,933)	1,180,098
Accrued compensation	(289,067)	64,208
Unearned revenue	(4,407)	4,097
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	264,625	1,223,268
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	22,141	(805,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights and development	-	(70,000)
Investment in patents	(6,646)	(7,230)
Investment in other intangible assets, net	(37,418)	-
Proceeds from Notes receivable	47,333	45,005
Purchase of property and equipment	(343,086)	(329,068)
NET CASH (USED IN) CONTINUING INVESTING ACTIVITIES	(339,817)	(361,293)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	195,278	(40,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	673,652	(290,834)
Proceeds from (payments to) notes and loans payable	(58,531)	(2,092,843)
Payments on notes and loans payable, related party	(487,208)	(177,738)
Proceeds from conversion of debt to non-controlling interest	-	66,667
Proceeds from convertible note payable, related party	35,000	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	50,000	2,017,718
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	212,913	(477,030)
NET CASH PROVIDED BY (USED IN) DISCONTINUED FINANCING ACTIVITIES	(648,218)	552,705
EFFECT OF EXCHANGE RATE CHANGES ON CASH	63,005	(23,849)
Cash and cash equivalents at beginning of year	373,823	391,486
Cash and cash equivalents at end of period	143,750	459,091
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(230,073)	$67,605

(continued)

CUI Global, Inc.
(formerly known as Waytronx, Inc.)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the nine months ended September 30,
	2011	(Restated) 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$35,280	$-

Interest paid	$693,884	$775,175

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable, related party applied to note payable, related party	$192,508	$-

Conversion of debt to common stock	$-	$242,559

Conversion of accrued liabilities to common stock	$-	$1,320,000

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$42,000	$42,000

Forgiveness of debt treated as capital contribution	$-	$7,943,292

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

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% and 10.47% interest at September 30, 2011 and 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments, Ltd.) and 49% of Comex Electronics Ltd. Both companies are Japanese based.  CUI Japan provides test and measurement systems and electronic components and Comex Instruments is a DSP provider of digital to analog and analog to digital test and measurement systems for OEM research and development. Effective July 1, 2011, CUI Global entered into an agreement to divest the 49% ownership of Comex Electronics as of July 1, 2011, as such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods.  CUI Global will continue to maintain its 100% ownership of CUI Japan.

The accompanying financial statements have been prepared on the assumption that CUI Global will continue as a going concern. As reflected in these financial statements, CUI Global  had an accumulated deficit of $73,486,649 and working capital deficit from continuing operations of $1,139,628 as of September 30, 2011. The ability to continue as a going concern is dependent upon the ability to bring additional technologies and products to market, generate increased sales, obtain positive cash flow from operations and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation
The consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (through July 1, 2011 date of disposal) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of September 30, 2011.

Cash
Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2011, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $142,559 in foreign financial institutions.

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

Inventory
Inventory consists of finished and un-finished products. At September 30, 2011, the Company had finished goods of $4,097,561, raw materials of $219,585, work in process of $10,440 and an allowance of $300,000.

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

Intangible assets consist of the following as of September 30, 2011:

Technology Rights	$803,664
Accumulated amortization	(223,527)
Net	$580,137

Patent costs	$6,646
Accumulated amortization	(166)
Net	$6,480

Debt offering costs	$220,000
Accumulated amortization	(85,555)
Net	$134,445

Intangible, trademark and tradename CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and tradename V-Infinity	$1,373,828
Accumulated amortization	-
Net	$1,373,828

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, CUI Japan	$139,201
Accumulated amortization	-
Net	$139,201

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$67,481
Accumulated amortization	(32,667)
Net	$34,814

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% and 10.47% interest at September 30, 2011 and 2010, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2011 is as follows:

Current assets	$5,720,681
Non-current assets	628,222
Total Assets	$6,348,903

Current liabilities	$3,052,501
Non-current liabilities	1,412,198
Stockholders' equity	1,884,204
Total Liabilities and Stockholders' Equity	$6,348,903

Revenues	$8,790,319
Operating income	417,654
Net profit	$185,872
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$185,872
Company share of Net Profit at 11.54%	$21,457
Equity investment in affiliate	$178,606

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

Revenues in connection with product sales by CUI Japan and the discontinued operations of Comex Electronics are recognized at the time the product is shipped to the customer. VSOE sales also exist for CUI Japan and Comex Electronics related to the development of product for specific customers. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. VSOE sales are invoiced according to the related sales agreements.

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

Segment Reporting
The Company has identified five operating segments based on the products offered and one discontinued operations segment. The five segments are External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. The External Power segment is focused primarily on sales of external power supplies and related components. The Internal Power segment is focused primarily on sales of internal power supplies and related components. The Industrial Controls segment is focused primarily on sales of encoding devices and related components. The Discontinued Operations segment represents the operations of Comex Electronics which the Company entered into an agreement to divest effective July 1, 2011.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the nine months ended September 30, 2011 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$16,818,073	$9,915,316	$3,231,792	$-	$182,447	$30,147,628
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$-	$8,542	$8,542
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$21,457	$21,457
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$316,414	$316,414
Interest expense	$-	$-	$-	$-	$686,913	$686,913
Depreciation and amortization	$-	$-	$-	$-	$605,402	$605,402
Segment profit (loss)	$6,049,994	$2,386,532	$508,637	$442,881	$(9,210,083)	$177,961
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$183,532	$183,532
Gain on divestment of Comex Electronics	$-	$-	$-	$603,034	$-	$603,034
Segment assets	$-	$-	$-	$-	$32,783,612	$32,783,612
Foreign currency translation adjustments	$-	$-	$-	$-	$63,005	$63,005
Expenditures for segment assets	$-	$-	$-	$-	$387,150	$387,150

The following information is presented for the nine months ended September 30, 2010 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$15,619,142	$6,360,109	$3,281,857	$-	$1,021,700	$26,282,808
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$-	$18,431	$18,431
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$50,796	$50,796
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$3,668,122	$3,668,122
Interest expense	$-	$-	$-	$-	$914,688	$914,688
Depreciation and amortization	$-	$-	$-	$-	$550,126	$550,126
Segment profit (loss)	$5,048,250	$1,298,890	$568,187	$(74,659)	$(10,251,649)	$(3,410,981)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$69,734	$69,734
Segment assets	$-	$-	$-	$4,220,018	$35,913,955	$40,133,973
Foreign currencty translation adjustments	$-	$-	$-	$-	$(23,849)	$(23,849)
Expenditures for segment assets	$-	$-	$-	$41,767	$406,298	$448,065

Only the Discontinued Operations and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Discontinued Operations Summary Financial Information
The following is a summary statement of discontinued operations for the discontinued operations of Comex Electronics as of September 30, 2011:

Summary Statement of Operations:	Comex Electronics - Discontinued Operations
Total revenues	$1,280,485
Cost of revenues	1,146,443
Gross profit	134,042
Selling, general, administrative and other	294,195
Operating (loss)	$(160,153)

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three and nine months ended September 30, 2010 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At September 30, 2011 and 2010, respectively, 5,800,623 and 21,035,683 potential common stock shares are issuable upon the exercise of warrants and options and conversion of debt to common stock. For the three and nine months ended September 30, 2011, 8,401,155 and 7,068,655 shares, respectively, related to warrants and options were excluded from the September 30, 2011 computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and nine month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Consolidated Net profit (loss) from continuing operations	$111,688	$(59,799)	$(264,920)	$(3,336,322)
Net profit (loss) from discontinued operations	$312,635	$5,213	$442,881	$(74,659)
Less: Net profit (loss) from discontinued operations -noncontrolling interest	$-	$2,659	$67,872	$(38,686)
Net profit (loss) from disconitinued operations attributable to CUI Global, Inc.	$312,635	$2,554	$375,009	$(35,973)
Net profit (loss) for the period attributable to CUI Global, Inc.	$424,323	$(57,245)	$110,089	$(3,372,295)
Weighted average number of shares outstanding	219,282,472	196,478,788	216,859,788	183,860,295
Weighted average number of common and common equivalent shares	219,282,472	196,478,788	216,859,788	183,860,295

Basic profit (loss) per common share from continuing operations	$0.00	$(0.00)	$(0.00)	$(0.02)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$0.00	$0.00	$(0.00)
Basic profit (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Consolidated Net profit (loss) from continuing operations	$111,688	$(59,799)	$(264,920)	$(3,336,322)
Net profit (loss) from discontinued operations	$312,635	$5,213	$442,881	$(74,659)
Less: Net profit (loss) from discontinued operations -noncontrolling interest	$-	$2,659	$67,872	$(38,686)
Net profit (loss) from disconitinued operations attributable to CUI Global, Inc.	$312,635	$2,554	$375,009	$(35,973)
Net profit (loss) for the period attributable to CUI Global, Inc.	$424,323	$(57,245)	$110,089	$(3,372,295)
Add: Adjustment for interest on 12% convertible note	-	-	-	-
Adjusted net income (loss)	$424,323	$(57,245)	$110,089	$(3,372,295)

Weighted average number of shares outstanding	219,282,472	196,478,788	216,859,788	183,860,295
Add: Warrants and options as of beginning of period	447,923	-	477,781	-
Warrants and options as of date of vesting	-	-	-	-
Convertible preferred shares oustanding	252,715	-	252,715	-
12% convertible notes as of end of period	-	-	-	-
Weighted average number of common and common equivalent shares	219,983,110	196,478,788	217,590,284	183,860,295

Diluted profit (loss) per common share from continuing operations	$0.00	$(0.00)	$(0.00)	$(0.02)
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$0.00	$0.00	$(0.00)
Diluted profit (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the nine months ended September 30, 2011 and 2010 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At September 30, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.119% at September 30, 2011). The Wells Fargo LOC expires July 31, 2013. As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance. At September 30, 2011, the balance outstanding on the line of credit was $2,223,431.

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

At December 31, 2010, there were 3,492,382 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the nine months ended September 30, 2011, the Company granted no stock options.

The following information is presented for the stock option activity for the nine months ended September 30, 2011:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	8,801,155	$0.25	8.37 Years
Exercised	(30,000)	$0.19
Expired	(195,000)	$0.03
Forfeited	-	$-
Granted	-	$-
Outstanding at September 30, 2011	8,576,155	$0.25	7.79 Years
Outstanding exercisable at September 30, 2011	5,245,773	$0.23	7.84 Years

The weighted average fair value of options granted during the periods are as follows:

	2011		2010
Exercise price lower than the market price	$	N/A	$	N/A
Exercise price equaled the market price	$	N/A	$	N/A
Exercise price exceeded the market price	$	N/A		$0.19
Exercise price exceeded the market price	$	N/A	$	N/A

The following information is presented for the warrant activity for the nine months ended September 30, 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2010	12,499,028	$0.12	0.48 Years
Exercised	(5,000,000)	$0.01
Expired	(7,196,893)	$0.20
Forfeited	-	$-
Granted	-	$-
Outstanding at September 30, 2011	302,135	$0.01	0.87 Years
Outstanding exercisable at September 30, 2011	302,135	$0.01	0.87 Years

7.  NOTES PAYABLE

At December 31, 2010, the Company had a secured promissory note totaling $481,326 due January 1, 2012, interest accrues at 12% per annum, payable monthly, until the maturity of the note at which time the remaining principal is due.  As of September 30, 2011, the balance remaining on this note is $235,587 and is included in Notes payable, current portion due.

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% (4.369% at September 30, 2011), and secured by personal Letters of Credit from a related party.  The balance at December 31, 2010 was $4,000,000.  As of September 30, 2011, the balance of this term note is $4,000,000 and is included in Notes payable, current portion due.

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $0.17 per common share.  At September 30, 2011, the balance of this term note is $35,000 and is included in Convertible notes payable, related party, current portion due.  There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc.  The note was originally due May 15, 2011.  In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018.  Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date.  At December 31, 2010, the balance of this note was $10,796,191.  During the first quarter of 2011, in accordance with the September 2010 amendment, the Company paid to International Electronic Devices, Inc. $300,000 in principal and transferred the value of a note receivable owed to CUI, Inc. from TPI in the amount of $192,508 which was applied to the principal balance.  As of September 30, 2011, the balance on this note is $10,303,683 and is included in Long term notes payable, related party.

At December 31, 2010, the Company had several notes payable through its subsidiary Comex Electronics, which was divested effective July 1, 2011.

8.  OTHER EQUITY TRANSACTIONS

On February 7 and 10, 2011, two former employees completed cashless exercises of their options for which 8,076 shares of common stock were issued.  The Company did not receive funds from these options exercises as they were cashless.

On March 11, 2011, 178,723 shares of common stock were issued, when earned, pursuant to a consultant agreement for strategic investor marketing services.  The shares were priced at $0.235 per share and a $42,000 consulting expense was recorded in relation to this transaction.

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

9.  CONCENTRATIONS

During the three and nine months ended September 30, 2011, 41.03% and 41.20% of revenues respectively, were derived from one customer.

During the three and nine months ended September 30, 2010, respectively, 39.83% and 39.45% of revenues respectively, were derived from one customer.

At September 30, 2011 a single customer balance accounted for 19.03% of the total trade receivables balance.  At September 30, 2010, a single customer balance accounted for 12.02% of the trade receivables balance.

10.  SUBSEQUENT EVENTS

In October 2011, the Board of Directors approved stock bonuses to be issued to company officers in relation to the performance of company objectives totaling $320,000.

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

During the nine months ended September 30, 2011, CUI Global had a consolidated net loss from continuing operations of $264,920, a net profit from discontinued operations of $442,881 and a consolidated net profit of $177,961, with a net profit attributable to CUI Global of $110,089.  The net profit is primarily the result of the increase in revenues, reduction of interest expense, reduction of interest expense - amortization of debt offering costs and the gain on the divestment of Comex Electronics.

CUI, Inc. -Subsidiary
CUI, Inc., is a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).  Through CUI, Inc., the Company holds 352,589 common shares (representing a 11.54%, 11.54% and 10.47% interest at September 30, 2011, December 31, 2010 and September 30, 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment.  Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service.  CUI's solid customer commitment and honest corporate message are a hallmark in the industry.  The Company does not expect any organizational changes to CUI’s operations.

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

V-Infinity Power
 Our current power line, V-Infinity, consists of external and embedded ac-dc power supplies, dc-dc converters, and basic digital point of load modules.  This dynamic, broadly applicable product line accounts for a significant portion of our current revenue and recent revenue growth.

Novum™ Advanced Power
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

We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products.  This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market.  In September of 2010 we released full production versions of two point of load modules.  We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010.  With the shift towards smarter, smaller, and more energy efficient power requirements, engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs, and increasing thermal issues that they face in their designs.  Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management.  The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July.  The agreement formalizes a plan between the two companies to offer a multi-source digital POL platform based on the Ericsson BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A.  We have also developed a middle ground product to ease the customer base into the benefits of digital in power.  We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

Solus™ Power Topology
CUI entered into an exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as the Solus Topology.  Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits.  This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable.  Our initial product designed using this topology is in the quarter brick dc-dc converter market.  Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big-four power conversion needs in the telecom and server markets:  greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast.  We have introduced the NQB2060 Novum® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology.  Since the Solus Topology maintains it effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles.  That unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms.  We believe that this topology will allow for at least a decade of new product designs and introductions.

As the large scale networking and telecommunications companies convert to digital power, our early entry into the market, our unique Solus Topology, and our relationship with Ericsson should enhance our ability to penetrate this (according to the Darnell Group) multi-billion dollar market.

AMT™ Encoder
Through a licensing agreement, the company has an exclusive agreement to develop, sell, and distribute the AMT encoder worldwide.  The AMT series modular encoder is designed with proprietary, capacitive, code-generating technology as opposed to optical or magnetic encoding.  This unique device allows breakthroughs in selectable resolution, shaft-adaptation, and convenient mounting solutions to bring ease of installation, reduction in SKU’s, and economies of scale in purchasing.  The AMT amounts to almost 2000 different encoders in one package.  The company is selling and distributing the AMT through various customers.  Moreover, the product is being marketed by multiple DC motor manufacturers.  The AMT has been awarded several design wins from Motion Control OEM’s producing a wide range of products from cash machines to robotics.

Vergence™ GasPT2
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell, and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis, now marketed as the VergenceTM GasPT2.

The Vergence natural gas inferential metering device, the GasPT2, is a low cost solution to measuring natural gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z)."  An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines, or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy.  At present, there is no equivalent product competition.  There are instruments like gas chromatographs (“GC”), but they are slow, complicated to use, and as much as double the price of the GasPT2.

By way of example, in the case of SNAM RETE, the Italian gas transmission company, there are 13 natural gas injection points for the SNAM RETE system.  Those injection points will continue to use GC’s for monitoring.  On the other hand, there are 7,500 customer access points in the system.  Those would include city gates, large industrial users, power generation plants and others.  All of those customer access ports would be applicable for the Vergence Technology.  In the case of ENAGAS in Spain that ratio is 6 injection points and over 300 access points.

In addition to these numbers, there are currently 8,000 gas turbines in operation worldwide.  Each of those turbines are subject to variances in natural gas quality.  Depending on the quality of the gas, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions.  Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished.  Operators attempt to deal with the delay by placing the monitoring station miles away from the turbine or creating large holding tanks to maintain the gas until an analysis can be completed.  The use of the Vergence Technology, will enable those operators to place the GasPT2 units right next to the turbines and by interfacing them with the machine’s process control software, the tuning can be accomplished on almost a real-time basis; thus, allowing the turbines to run longer, more efficiently, and cleaner.

ISO 9001:2008 Certification
CUI, Inc. is certified to the ISO 9001:2008 Quality Management Systems standards and guidelines.  CUI is registered as conforming to the requirements of standard: ISO 9001:2008, The Quality Management System is applicable to Design, Development and Distribution of electromechanical components for OEM manufacturing.  ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

CUI Japan and the discontinued operations of Comex Electronics -Subsidiaries
In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan, and 49% of Comex Electronics, Ltd.  Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey the 49% ownership of Comex Electronics to the owners of the 51%, the original founders of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum, payable monthly beginning January 2012.  The operations of CUI Japan are not affected by this divestment.  The financial statements included herein report the operations of Comex Electronics under discontinued operations and include a gain on divestment of Comex Electronics of $603,034.

Impact of Japan Earthquake and Tsunami of 2011
CUI Global, Inc. subsidiaries CUI Japan and the discontinued operations of Comex Electronics did not experience any damages to facilities or injuries to employees as a result of the March 2011 earthquake and subsequent tsunami.  CUI Global continues to analyze the broader effects on its industries and its business.  While the Japan subsidiaries are a relatively small component of CUI Global, Inc.’s total revenue, Japan is a large supplier to the global market for semiconductors and other components.  The electronics industry, as well as many other industries, source components from Japan.  It is most likely that the events in Japan will affect the supply of components.  Business continuity plans and work to assess the impact, if any, on CUI Global, Inc. and mitigation activities has been ongoing since the event took place.  We will continue to closely monitor the situation in Japan to take further action where necessary.  Additionally, the Company agreed to divest its 49% ownership of Comex Electronics that became effective July 1, 2011.  CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General
Cash and cash equivalents from continuing operations at September 30, 2011 are $143,750 and there is a working capital deficit of $1,139,628.  Operations and investments in patents and equipment have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions during the nine month period.

Cash provided by (used in) operations
Operating requirements generated a positive cash flow from continuing operations of $264,625 for the nine months ended September 30, 2011, versus positive cash flow from continuing operations of $1,223,268 for the same period last year.  The change in cash provided by (used in) operations is primarily the result of the lower net loss incurred in the first nine months of 2011 associated with a decrease in non-cash interest expense and increase in sales and gross profit, an increase in bad debt expense, increase in depreciation and amortization expenses, an increase in trade accounts receivable, an increase in inventory, a decrease in prepaid expenses and other current assets, decreased deposits and other assets, increase in accounts payable, decrease in accrued expenses, a decrease in accrued compensation and a decrease in unearned revenue.

During the first nine months of 2011 and 2010 stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first nine months of 2011 and 2010, a total of $183,532 and $69,734, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

During the nine months ended September 30, 2011 the Company had positive cash flow from discontinued operations of $22,141 as compared to a negative cash flow in the prior year comparative period of $805,557.

As the Company focuses on technology development and product line additions during 2011, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings.

Capital Expenditures and Investments
The Company invested $0 in technology rights and development during the first nine months of 2011.  During the prior year, the Company invested $70,000 in technology rights and development.

CUI Global invested $6,646 in patent costs during the first nine months of 2011 as compared to $7,230 for the same period last year.  It is expected that investment in patent costs will continue throughout 2011 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $37,418 in other intangible assets during the first nine months of 2011 as compared to $0 for the same period last year.

During the first nine months of 2011 and 2010, there was $343,086 and $329,068 investment in property and equipment, respectively.

During the nine months ended September 30, 2011 the Company had net cash provided by discontinued investing activities of $195,278 compared to net cash used by discontinued investing activities of $40,639 during the prior year nine month period.

Financing activities
During the first nine months of 2011, the Company received proceeds of $673,652 on demand notes payable, $58,531 of payments were made against notes and loans payable, $487,208 of payments were made against notes and loans payable, related party, $35,000 of proceeds were received from a convertible note payable, related party and $50,000 of proceeds were received in relation to the exercise of warrants.  CUI Global plans on raising the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

During the nine months ended September 30, 2011, net cash used in discontinued financing activities for discontinued operations included $648,218 of payments made against notes and loans payable.

Recap of liquidity and capital resources
The report of our independent registered public accounting firm on our financial statements as of December 31, 2010 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern.  Prior to the acquisition of CUI, Inc. the Company was not generating significant revenues to fund operations.  Management believes the Company to be generating sufficient revenues to fund operations.  As of September 30, 2011 the Company had an accumulated deficit of $73,486,649.

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

At September 30, 2011, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE:WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.119% at September 30, 2011).  The Wells Fargo LOC expires July 31, 2013.  As of the date of this filing, the Company is compliant with all covenants on the new line of credit with Wells Fargo Capital Finance.  At September 30, 2011, the balance outstanding on the line of credit was $2,223,431.

During the nine months ended September 30, 2011, the Company received $50,000 from equity investments through the exercise of warrants.

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

Results of Operations

Revenue
During the nine months ended September 30, 2011 and 2010, revenue was $30,147,628 and $26,282,808, respectively.  The revenue for the nine months ended September 30, 2011 is comprised of $29,799,472 from CUI products, $298,402 from CUI Japan products, and $49,754 for freight.  The revenue for the nine months ended September 30, 2010 is comprised of $26,052,800 from CUI products, $171,290 from CUI Japan products, $57,948 for freight, and $770 from RediAlert™ products.

During the three months ended September 30, 2011 and 2010, revenue was $10,728,215 and $9,761,898, respectively.  The revenue for the three months ended September 30, 2011 is comprised of $10,498,181 from CUI products, $217,382 from CUI Japan products and $12,652 from freight.  The revenue for the three months ended September 30, 2010 is comprised of $9,719,432 from CUI products, $20,257 from CUI Japan and Comex Electronics products and $21,534 for freight and $675 from RediAlert™ products.

The increase in revenues during the three and nine months ended September 30, 2011 is the result of continued product introductions, the enhanced sales group including external sales representatives and the overall improvement in the electronics industry.

Cost of revenues
The cost of revenue for the nine months ended September 30, 2011 and 2010 was $18,565,279 and $15,850,046, respectively.  For the three months ended September 30, 2011 and 2010, the cost of revenue was $6,706,311 and $5,775,854, respectively.

The cost of revenues as a percentage of revenue for the nine months ended September 30, 2011 increased slightly to 61.58% from 60.31% during the prior year comparative period.  For the three months ended September 30, 2011, the cost of revenue as a percentage of revenue increased slightly to 62.51% percentage from 59.17% in the prior year period.  This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the nine months ended September 30, 2011 compared to the same period in 2010, SG&A expenses increased $1,658,898.  The increase is primarily associated with the increase in overall business activity.  As a percentage of total revenue, SG&A expenses have increased 1.32% as compared to the first nine months of 2010.

Research and Development
The research and development costs are related to the development of technology and products.  Research and development costs were $529,863 and $563,196, for the nine months ended September 30, 2011 and 2010, respectively.  The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Bad Debt
The bad debt expense for the nine months ended September 30, 2011 and 2010 was $77,449 and $27,954, respectively.  The bad debt expense for both periods relates to several individual customers.

Other Income
Other income for the nine months ended September 30, 2011, consisted of $17,614 from the recovery of bad debts, $9,762 of gain on foreign exchange, $8,542 of interest income and $235 of miscellaneous income.  Other income for the nine months ended September 30, 2010, consisted of $24,820 gain on foreign exchange, $20,069 recovery of bad debts, $18,431 of interest income ($6,637 from related party), $18,090 of rental income, and $3,629 of miscellaneous income.

Investment Income
The Company recognized income of $21,457 on equity investment in affiliate for the nine months ended September 30, 2011.  For the same period ended 2010, the Company recognized income of $50,796 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs
The Company recorded an expense of $19,167 and $316,414, for the three and nine months ended September 30, 2011, respectively, and $419,423 and $3,668,122 for the same periods in 2010, for the amortization of debt discount and debt offering costs.  The decrease in expense in 2011 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense
The interest expense of $686,913 and $914,688 for the nine months ended September 30, 2011 and 2010 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2010 and the first nine months of 2011 through debt settlements and principal payments.

Profit (loss) from discontinued operations
During the nine months ended September 30, 2011 the loss from discontinued operations was $160,153 as compared to a loss of $74,659 for the same period of 2010.  For the three months ended September 30, 2011 there was no income from discontinued operations compared with a profit from discontinued operations during the three months ended September 30, 2010 of $5,213.

During the three and nine months ended September 30, 2011 CUI Global recognized a gain on divestment of Comex Electronics of $312,635 and $603,034, respectively, in discontinued operations.  There was no gain on divestment of Comex Electronics during the three and nine months ended September 30, 2010.

For the nine months ended September 30, 2011, the Company had a net profit from discontinued operations of $442,881 as compared to a loss of $74,659 during the nine months ended September 30, 2010.  During the three months ended September 30, 2011 the Company had a $312,635 net profit from discontinued operations as compared to a net profit of $5,213 for the same period ended 2010.

Preferred Stock Dividends
No preferred dividend expense was recorded by the Company during the nine months ended September 30, 2011 and 2010, as during 2006 all Series A and B Convertible Preferred shareholders accepted the Company’s offer to receive all outstanding dividends through March 2006 in either cash or common shares at a per share price of $0.20.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities of the registrant were sold by the registrant during the period covered by this report that were not registered under the Securities Act.

Common Stock Issued

During the three months ended September 30, 2011, the Company issued no shares of common stock.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

The following documents were filed with the SEC are incorporated herein by reference:

Reports on Form 8-K.

(a)
A report on Form 8-K filed on August 11, 2011 reporting the stockholders approval of a reverse stock split of the issued and outstanding shares of the Company’s $0.001 par value common stock at any time prior to June 30, 2012 at a ratio of up to one for fifty (1 for 50), as determined by the Board of Directors in its sole discretion.

(b)	A report on Form 8-K filed on August 25, 2011 reporting the approval by the Board of Directors of revised Code of Ethics and Business Conduct and Charter of the Audit Committee

Item 6.  Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.  Description
3.11	Amended Articles of Incorporation
3.21	Bylaws of the Registrant.
3.32	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.42	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.52	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.62	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.73	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.84	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.98	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.1012	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.236	OnScreen Technologies, Inc. 2005 Equity Incentive Plan
10.257	Employment Agreement between the Registrant and William J. Clough, Esq. dated November 21, 2005.

10.289	2008 Equity Incentive Plan.
10.2911	Convertible Promissory Note dated May 15, 2008, in the principal amount of $17,500,000 relating to the purchase of CUI, Inc. assets.
10.3011	Promissory Note dated May 15, 2008, in the principal amount of $14,000,000 relating to the purchase of CUI, Inc. assets.
10.3111	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.
10.3211	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.3311	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.3412	Stock Sale and Purchase Agreement dated July 1, 2009.
10.3512	Amendment to Stock Sale and Purchase Agreement Between Waytronx, Inc., Kunio Yamagishi and Others on July 1, 2009.
10.3612	Amendment No. "A" to Stock Sale and Purchase Agreement dated November 11, 2009.
15.212	Letter regarding unaudited interim financial information.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
22.7	Proxy Statement and Notice of Special Shareholder Meeting filed with the Commission on June 27, 2011.
22.8	Proxy Statement and Notice of 2011 Annual Shareholder Meeting filed with the Commission on October 5, 2011.
31.113	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.213	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.113	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.213	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:
1	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
5	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on May 4, 2005.
6	Incorporated by reference to our Proxy Statement pursuant to Section 14(a) filed with the Commission on October 7, 2005.
7	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on February 24, 2006.
8	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2011.
13	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of November 2011.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer