Form 10-K
period 2011-12-31
CUI Global, Inc.
filed 2012-03-26
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $24,760,365.

As of March 26, 2012, the registrant had 10,340,041 shares of common stock outstanding and 48,043 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B and C Convertible Preferred outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Item 1.	Business	3
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Mine Safety Disclosure	13
Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	13
	Market Value	18
	Description of Securities	13
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
	Critical Accounting Policies	26
	Liquidity and Capital Resources	27
	Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	35
Item 9A(T)	Controls and Procedures	35
Item 9B	Other Information	36
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	36
	Our Corporate Governance Practices	40
	Code of Ethics	41
	Audit Committee	42
	Audit Committee Report	42
	Nominating Committee	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
	Equity Incentive Plans	56
Item 13.	Certain Relationships, Related Transactions and Director Independence	57
Item 14.	Principal Accounting Fees and Services	60
Part IV
Item 15.	Exhibits, Financial Statement Schedules	61
	Exhibits	61
	Signatures	63
	Certifications

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

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I

Item 1. Business

Corporate Overview

CUI Global Delivering Innovative Technologies for an Interconnected World.

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

CUI, Inc. - Subsidiary

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% interest at December 31, 2011 and 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment.

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

The consideration for the CUI, Inc. asset purchase transaction included two promissory notes in the aggregate principal amount of thirty one million five hundred thousand dollars ($31,500,000). In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retains the total maximum convertible shares at 2,333,333 as stated in the original Note.  This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI Inc. for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 33,333 shares of the company’s common stock at the stated conversion rate of $2.10 per share. Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note, IED, Inc., agreed to reduce the note principal by $1,588,063 and to restructure the interest rate and payment terms. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.

CUI Japan and the Discontinued Operations of Comex Electronics, Ltd. - Subsidiaries

In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics, Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The operations of CUI Japan are not affected by this divestment.

Business Overview

We are an electronics platform company currently delivering more than 20,000 separate products into the marketplace. We are dedicated to and focused on the acquisition, development and commercialization of new, innovative electronic technologies/products to add to our product portfolio. We seek out market-ready technologies and, using our 20+ years experience in the electronics industry and our diversified platform of distribution, marketing, sales, R&D and engineering support, we bring that technology into the market place, joining our more than 20,000 current stock keeping units (“SKU’s”). Our platform consists of a financial, marketing, sales, engineering and administrative group dedicated to directing and supporting three separate market silos. Those silos include: (1) Power Supply Units (“PSU”), which consists of industrial power supplies (both internal and external) and our patented, proprietary technologies, Novum® Advanced Power and Solus™ Power Topology. Novum incorporates our digital power modules, providing programmable power chips to leading network and telecommunication companies. Solus enhances that capability by providing a more efficient power supply source, currently in the form of a ¼ brick, but scalable to serve numerous customer needs; (2) Test & Measurement, which is the oldest part of our business and, along with providing probes and other test devices, incorporates our unique Vergence™ Inferential Gas Metering Technology and the GasPT2 device, which we have branded under the name Vergence; and, (3) Electronic Components, which includes our more than 20,000 SKU’s and our proprietary motion control devices. From what we consider to be the world's smallest optical shaft encoder, to our innovative proprietary technology utilized in the AMT modular encoder, we are positioning ourselves to be a preeminent source for motion control products. In sum, we have built and continue to build a diversified portfolio of industry leading technologies that touch many markets.

We focus our market knowledge, industry network and reputation within the electronics industry into locating, identifying and acquiring market-ready electronic technologies. Once identified, we put considerable effort into our due diligence process. That process is designed to ensure that we only acquire market-ready technologies which are synergistic to our diversified electronics portfolio. Once acquired, we assign a team of engineers, market specialists and sales executives to implement our commercialization strategy. That “end-to-end”strategy incorporates everything from branding, to market/product surveys, to identification of appropriate market partners and more.

Our Products and Product Categories

PSU’s

V-Infinity® Power

Our current power line, V-Infinity, consists of external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue and recent revenue growth.

Novum® Advanced Power

We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products. This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market. In September of 2010 we released full production versions of two point of load modules. We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010. With the shift towards smarter, smaller and “greener” power requirements, engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs and increasing thermal issues that they face in their designs. Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management. The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July. The agreement formalizes a plan between the two companies to offer a multi-source digital POL platform based on the BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A. We have also developed a middle ground product to ease the customer base into the benefits of digital in power. We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit. Initial traction for this product has been quite positive.

Digital Power Patent License Agreement with Power-One, Inc.

The company entered into a non-exclusive Field of Use Agreement with Power-One, Inc. to license Power-One’s Digital Power Technology patents. The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into the company’s new line of digital point of load power modules. The company, through its power division, also manufactures a wide range of embedded and external power electronics devices for OEM manufacturers.

Solus™ Power Topology

We have a proprietary patented power topology for designing unique power circuits. This topology allows for higher efficiencies, densities, response time and price competitiveness that is otherwise unavailable. Our initial product designed using this topology is in the quarter brick dc-dc converter market. Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big-four power conversion needs in the telecom and server markets: greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response (4 times as fast). We have introduced the NQB2060 Novum quarter-brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology. Since the Solus Topology maintains it effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control and various digital control profiles. We believe that unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms. We also believe that this topology will allow for at least a decade of new product designs and introductions.

As large scale networking and telecommunications companies convert to digital power, our early entry into the market, our unique Solus Topology and our relationship with Ericsson should enhance our ability to penetrate this (according to the Darnell Group) multi-billion dollar market.

SolusTM Topology License with California Power Research

The company entered into an exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as the Solus Topology. This topology provides industry leading efficiencies and densities in power design. The topology is broadly applicable to both DC-DC and AC-DC products. This will allow for the company to have a long roadmap of industry leading products to service its broad customer base. In addition, its first target is the Intermediate Bus Architecture (IBA) where the Digital POL modules are used.

Test & Measurement

VergenceTM GasPT2

The Vergence natural gas inferential metering device, the GasPT2, is a low cost solution to measuring natural gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z).

This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as double the price of the GasPT2. This licensing contract with GL Industrial Services (“GL”) anticipates between $35,000,000 and $40,000,000 in sales during the first four years of the agreement. According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.

In 2011, the Company reached agreements with several European and US companies to place beta test units for both laboratory and infield testing. These companies included SNAM RETE in Italy; National Grid in the United Kingdom; and GASUNIE in The Netherlands among others. In early 2012, the company began the delivery of beta units to North American companies for their own beta test programs.

In addition, we signed an exclusive 3-year distribution agreement for the United Kingdom with Orbital, the largest specialty gas engineering company in England. In conjunction with Orbital, we have introduced the combined Vergence GasPT2 unit and Vergence V-Probe to National Grid the largest gas transmission/distribution company in the UK. In January 2012 we entered into a second three (3) year, exclusive distribution agreement for our Vergence technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our Vergence GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. The agreement calls for sales of as many as 2,000 to 3,000 units and is valued from $40,000,000 to $60,000,000 over the three-year term.

We plan to replicate this type of agreement with other large, regional gas engineering companies in North America. We are also in negotiations with several large Middle Eastern organizations to place the device in the Gulf Region.

Components

AMT® Encoder

The company has an exclusive agreement to develop, sell and distribute the AMT encoder worldwide. The AMT series modular encoder is designed with proprietary, capacitive, code-generating technology as opposed to optical or magnetic encoding. This unique device allows breakthroughs in selectable resolution, shaft-adaptation and convenient mounting solutions to bring ease of installation, reduction in SKU’s and economies of scale in purchasing.  The AMT amounts to almost 2000 different encoders in one package. The company is selling and distributing the AMT through various of its customers. Moreover, the product is being marketed by multiple DC motor manufacturers. The AMT has been awarded several design wins from Motion Control OEM’s producing a wide range of products from cash machines to robotics.

ISO 9001:2008 Certification

CUI, Inc. is certified to the ISO 9001:2008 Quality Management Systems standards and guidelines. CUI is registered as conforming to the requirements of standard: ISO 9001:2008. The Quality Management System is applicable to Design, Development and Distribution of electromechanical components for OEM manufacturing. ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Anticipated Growth Strategy for Our Electromechanical Product Line

We hope to grow our electromechanical product line through a planned strategy to increase our name recognition as a technology company. Our plan, already in effect, includes:

•	increasing our customer base by redirecting our customers into the proper channel. Initially changing our minimum order level from $2,500 to up to $5,000. It is our intention that interacting with higher level customers and our extra effort to generate their confidence will generate an increased customer base.
•	developing collaborative relationships with our customers by seeking to meet their design needs in a timely and cost effective manner.
•	developing new technologies and expanded manufacturing capabilities as needed.
•	growing our global sales and distribution through our primary international distribution channel, a prominent international sales and distribution strategic partner that ships product to more than 170 countries worldwide from a single location in the United States.
•	directing our marketing efforts through one of our two channels, either directly with the sales representative who understands the targets in the area or through our distributor with partnership marketing.
•	attending strategic trade shows to grow our brand presence for our proprietary products. Because of our growing recognition in innovation, we need to be where the heads of the industries are, particularly at industry trade shows.

These areas however need forward-looking growth investment to understand the customers’ needs and develop products accordingly. We are in line with market standards for quality, customer service and pricing. Our plan is to stay with this mark during our anticipated growth. We intend to expand according to our existing model. The expansion means more manufacturer representative coverage and outside sales people in strategic areas throughout the United States. We intend to eventually have field application engineers in the strategic areas driving designs at the customers’ facility.

We Are Intent on Meeting the Needs of Our Customers

Our specific product offering ranges from audio jacks to industrial power supplies. While the bulk of our business is in power (ac-dc and dc-dc) products, we have a broad line of electromechanical components for the OEM manufacturer. Because the electromechanical technology continues to evolve at a rapid pace, we thrive on being flexible within the industry through our product offering and in how we conduct business. The primary focus areas for growth, however, are in engineering and in sales. Our products are supported on our website and the products with the highest amount of turnover are stocked and marketed in distribution centers. We strive to create collaborative relationships with our customers, seeking to meet their design needs in a timely and cost effective manner. We invest in our future and the future of our customers through new technologies, talented employees, expanded manufacturing capabilities and a growing global reach.

Anticipated Growth Strategy for Vergence™ GasPT2

We are presently in the midst of our marketing efforts for our Vergence GasPT2 Inferential Natural Gas Monitoring Device, the GasPT2. Our strategy for GasPT2 has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales. Our ‘sale or return’ sales approach has been accepted very positively in Europe and the United States. Our approach focused strongly on the United Kingdom, Europe and the United States in 2011. For 2012, the Company will continue its efforts in those areas and also begin the process of taking GasPT2 to the Asian markets, with India identified as the test market. Beyond this we have a strategy which is based on identification of the main geographical locations for liquefied natural gas importation (pipelines and terminals), mixing and blending points and strategic locations for security of supply strategies which can be current or planned pipelines and import terminals where additional gas quality monitoring may be required.

In addition, we signed an exclusive distribution agreement for the UK with Orbital, the largest specialty gas engineering company in England. In conjunction with Orbital, we have introduced the combined Vergence GasPT2 unit and Vergence V-Probe to National Grid the largest gas transmission/distribution company in the UK. We recently entered into a second three (3) year, exclusive distribution agreement for our Vergence™ technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our Vergence™ GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. The agreement calls for sales of as many as 2,000 to 3,000 units and is valued from $40,000,000 to $60,000,000 over the three-year term.

We plan to replicate this type of agreement with other large, regional gas engineering companies in North America and we are negotiating with several large Middle Eastern groups to place the device in the Gulf Region.

According to Global Industry Analysts, Inc. (GIA), the global GC market will reach more than $1.5 billion by 2015. Admittedly, that market is mature and, according to GIA, is dominated by “aftermarket and accessories” sales. In contrast, the Vergence Technology is less expensive, more efficient and dramatically faster than any available GC. It provides almost real-time monitoring without the need for a large enclosure, carrier gas and, most significantly, regular technical support and calibration. Taking all of those factors into account, it is likely that the Vergence Technology will rapidly and effectively penetrate a large segment of that $1.5 billion market.

Acquisition Strategy:

We are constantly alert to potential acquisition targets, both in the form of technology and potential strategic partners. In that regard, we are repeatedly approached by inventors and others, most especially in the power industry, to assess and assist in commercialization and marketing of new technologies. These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including Vergence, Novum and Solus. Moreover, much like CUI, Inc. when we acquired it, there are many small, well-run electronics companies that become available due to the age or desires of their founders. We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies between any potential acquisition and our current business, along with the potential for increased revenue and/or market share.

Research and Development Activities

Research and development costs for CUI Global were $716,321 for the year ended December 31, 2011 and $740,396 for the same period during 2010. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the Vergence GasPT2. The Company expects that research and development expenses will increase during 2012 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2011, the Company, together with its consolidating subsidiaries, had fifty-seven full-time and four part-time employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

Intellectual Property License Evolution

AMT® encoder technology:

Upon the acquisition of CUI, Inc., the Company obtained the relationship with the holder of the AMT encoder technology. Through an exclusive licensing contract with AnderMotion Technologies LLC, signed on or about April 20, 2009, CUI acquired exclusive rights to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.

Novum® Digital POL technology

Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load (POL) power modules.

SolusTM advanced power topology technology

Through an exclusive licensing contract with California Power Research, Inc., signed on or about March 4, 2010, CUI acquired the exclusive rights to manufacture, market, sell, lease, maintain, give over and dispose of licensed product using the BPS-5 advanced power topology technology.

VergenceTM GasPT2 technology

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., signed on or about January 4, 2010, CUI Global acquired exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT2) designed by GL on a worldwide basis.

Intellectual Property Protection

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with its employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information. The Company retained Hartman and Hartman, P. C., Banner & Witcoff, Ltd. and Law Offices of William W. Haefliger to manage its current interests relative to the prosecution of the national and international patents. The Company intends to pursue the registration of our trademarks and service marks in the United States and internationally.

In an effort to concentrate our business focus on our core product development and marketing, in December 2011, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000.

Under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks: RediAlert, Rapid Dispatch Emergency Signs, RediAd, Living Window, OnScreen Technology, CUI INC, CUI Europe, V-Infinity, AMT, Novum, CUI Global and Simple Digital. The following trademark applications filed with the United States Patent and Trademark Office are pending: WayCool, WayCoolant, WayFast, Waytronx, Vergence and Solus.

The Company continuously reviews and updates the existing intellectual property filings and files new documentation both nationally and internationally (Patent Cooperation Treaty) in a continuing effort to maintain up to date protection of its intellectual property.

For those intellectual property applications pending, there is no assurance that the registrations will be granted. Furthermore, the Company is exposed to the risk that other parties may claim the Company infringes their existing patent and trademark rights, which could result in the Company’s inability to develop and market its products unless the Company enters into licensing agreements with the technology owner or could force the Company to engage in costly and potentially protracted litigation.

Competitive Business Conditions

The industries in which the company competes are very broad. We operate a commoditized electromechanical parts distribution business that is focused on efficiency of delivery and competitiveness of pricing to differentiate our products from competitors. The market is subject to some volatility due to production requirements of large global firms. We feel that our electromechanical parts distribution business is diverse and broad. We have a very strong retail distribution partner that maximizes our product exposure to new designs and small to medium sized customers. We focus on the OEM market and supply higher levels of support, customer service and a constantly expanding product line, in order to further differentiate with our competitors. This product line ranges from a $0.02 connector to a $700 encoder – all different products for different customers. Additionally, we utilize third party external sales representative organizations to penetrate new and better customers otherwise not readily available to the company.

CUI is becoming more recognized in the power supply market and have differentiated ourselves through technology with a foundation of legacy and product quality. As of December 31, 2011, our internal and external power segments sales account for approximately 89% of our revenues. We have added new products and technologies that will allow us to compete outside of price and more on innovative technology and strategic partnerships.

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

Similarly, the Vergence natural gas inferential metering device, the GasPT2, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. CUI’s Vergence GasPT2 is a comparably low cost solution to measuring natural gas quality as compared to its best competition.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z)." This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as double the price of the GasPT2. The licensing contract with GL Industrial Services (“GL”) anticipates between $35,000,000 and $40,000,000 in sales during the first four years of the agreement. According to our review, the market studies commissioned by GL and GL's experience in the natural gas industry all demonstrate that these contract numbers are conservative and achievable.

During 2011, the Company reached agreements with several European and US companies to place beta test units for both laboratory and infield testing. In early 2012, the company began the delivery of beta units to North American companies for their own beta test programs.

In addition, we signed an exclusive 3-year distribution agreement for the United Kingdom with Orbital, the largest specialty gas engineering company in England. In conjunction with Orbital, we have introduced the combined Vergence GasPT2 unit and Vergence V-Probe to National Grid the largest gas transmission/distribution company in the UK. In January 2012 we entered into a second three (3) year, exclusive distribution agreement for our Vergence technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our Vergence GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. The agreement calls for sales of as many as 2,000 to 3,000 units and is valued from $40,000,000 to $60,000,000 over the three-year term.

We plan to replicate this type of agreement with other large, regional gas engineering companies in North America to further expand the market reach for the Vergence GasPT2.

Dependence on Few Major Customers

During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%. During 2010, 53% of revenues were derived from five customers: 43%, 3%, 3%, 2% and 2%. The Company’s major product lines in 2011 and 2010 were external power, internal power and industrial controls.

At December 31, 2011, of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from eight customers: 21%, 9%, 7%, 5%, 4%, 3%, 2% and 2%. At December 31, 2010, of the gross trade accounts receivable from continuing operations totaling $3,947,735, 49% was due from eight customers: 28%, 4%, 4%, 3%, 3%, 3%, 2% and 2%.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As a part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition, majority owner of IED, Inc. and Matt McKenzie, COO, Corporate Secretary and Director of the Company.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011. In addition to the base rent of (subject to periodic base lease payment increases), the Company was responsible for property taxes, maintenance and related VAT taxes. During the year ended December 31, 2011 and 2010, the monthly base rent was approximately $1,386 and $3,413, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company had leased spaces in Tokyo, Japan and owned a small manufacturing facility on leased land in Nagano, Japan. The CUI Japan leased space in Tokyo, Japan expired August 31, 2011 and was extended to January 31, 2012. The monthly base rent for this space during the year ending December 31, 2011 was $3,892.

The other leases in Japan were related to Comex Electronics which was divested of effective July 1, 2011. Comex Electronics had leased space in Tokyo, Japan with expirations between May 7, 2011 and September 9, 2011. In conjunction with these leases, Comex Electronics also leased parking spaces. The parking spaces lease expired December 31, 2010. The parking spaces lease then became a month to month agreement. The Comex Electronics land lease in Nagano expires August 11, 2019.

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

Item 4. Mine Safety Disclosure

Note applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company currently has authorized 325,000,000 common shares with $0.001 par value and 10,000,000 preferred shares with $0.001 par value. Of the 10,000,000 authorized preferred shares, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred.

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

On August 23, 2011 the shareholders approved a reverse split of the issued and outstanding shares of $0.001 par value common stock. The reverse split ratio was set at one for thirty (1:30) that became effective February 17, 2012. The reverse split was an element necessary for up-listing the common stock on The Nasdaq Stock Market that became effective February 17, 2012 under the trading symbol “CUI”. Accordingly, share, per share, and stock option and warrant amounts for all periods presented within this annual report on Form 10-K and the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

The reverse split does not affect any stockholder’s proportionate equity interest in the Company or the rights, preferences, privileges or priorities of any stockholder, other than an adjustment, which may occur due to fractional shares. There were approximately 3,000 beneficial owners of our common stock as of December 31, 2011. The reverse split did not cause a significant change in the number of beneficial owners of our common stock. Likewise, the reverse split did not affect the total stockholders’ equity in the Company or any components of stockholders’ equity as reflected on the financial statements of the Company except to change the number of issued and outstanding shares of capital stock.

As of December 31, 2011, the Company’s outstanding shares consisted of 7,314,513 issued and outstanding shares of common stock, 50,543 shares of Series A Convertible Preferred Stock and no shares of Series B and Series C Convertible Preferred Stock. Of the issued and outstanding common shares, 4,203,048 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2011, the Company had in excess of 3,000 shareholders of record.

The company filed a Form S-1 registration statement to register 2,222,222 shares of $0.001 par value common stock that became effective February 14, 2012. The said shares of registered stock were sold to or through Merriman Capital, Inc. as our underwriter for ten million dollars ($10,000,000). Our underwriting agreement contained an over-allotment provision that permitted our underwriter to purchase an additional 333,333 shares of our common stock. These common shares were purchased by our underwriter for one million five hundred thousand dollars ($1,500,000), less a 7.5% discount.

The following schedule shows the common stock issuances and remaining balance after each issuance during the first quarter of 2012.

	Common Stock Issued and Outstanding	Total Issued and Outstanding	Common Stock Available for Issuance
Total common stock outstanding prior to the 1:30 reverse-split as of December 31, 2011	219,432,472	219,432,472	105,567,528
Total common stock outstanding after the reverse-Split as of December 31, 2011	7,314,416	7,314,416	317,685,584
Total of all fractional shares that were rounded up as a result of the reverse-split	97	7,314,513	317,685,487
Total common stock outstanding after the reverse-split as of December 31, 2011	7,314,513
Our S-1 Registration Statement was declared effective by the SEC on February 14, 2012 whereby we sold common stock for $10,000,000	2,222,222	9,536,735	315,463,265
Our Underwriting Agreement contained an over-allotment provision that allowed our underwriter to sell an additional $1,500,000 common shares	333,333	9,870,068	315,129,932
On February 29, 2012, the owner of 2,500 shares of convertible Series A preferred stock and an accrued preferred dividend of $250 converted those shares and dividend into 458 common shares	458	9,870,526	315,129,474
Warrant exercised March 15, 2012 for 10,071 common shares	10,071	9,880,597	315,119,403
On March 16, 2012, 15,000 shares of common stock with a fair value of $69,450 were earned by a consultant for strategic investor marketing services provided during 2012. These shares were issued March 21, 2012	15,000	9,895,597	315,104,403
Sale of 494,444 shares of common stock in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. 444,444 sold and issued as of March 26, 2012	444,444	10,340,041	314,659,959
Total common stock issued and outstanding at March 26, 2012	10,340,041

Use of Proceeds

We received $9,049,999 in net proceeds from our sale of 2,222,222 common shares sold by us in the Form S-1 offering. Our net proceeds from this offering represent the amount we received after paying the underwriter commissions ($750,000), underwriting expenses ($200,000). Additionally, the Company expects its total expenses payable by the Company related to this Form S-1 offering payable to be approximately ($200,000).

We received $1,387,499 in net proceeds from our sale of 333,333 common shares sold by us in the “Green Shoe” over-allotment offering. Our net proceeds from this offering represent the amount we received after paying the underwriter discount ($112,500). Additionally, the Company expects its total expenses related to this over-allotment offering payable by the Company to be approximately ($30,000).

On March 15, 2012, the Company sold 94,444 shares of common stock at $4.50 per share for $424,998 in gross proceeds, on March 16, 2012 the Company sold 333,334 shares of common stock at $4.50 per share for $1,500,000 in gross proceeds to two investors, and on March 21, 2012 the Company sold 16,666 common shares at $4.50 per share to an investor for $75,000 in gross proceeds. CUI Global is currently in negotiations with another investor for the sale of an additional 50,000 common shares at $4.50 per share. The sale of the 494,444 shares of common stock was in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. These 494,444 shares of common stock will be included in an S-3 Registration Statement that the Company expects to file the first week of April 2012. Gross proceeds from this offering represent the amount received by CUI Global prior to paying underwriter fees of 7.5% and any miscellaneous expenses payable by the Company associated with this sale of common stock.

These amounts are based on the $4.50 per share offering price of our common stock.

There are no arrangements or plans to place the proceeds from this offering into an escrow, trust or similar account.

We cannot specify with certainty the particular uses for the net proceeds to be received by us from this offering.  Accordingly, our management team will have broad discretion in using the net proceeds to be received by us from this offering. We currently plan to use the net proceeds of this offering to fund working capital, capital expenditures and other general corporate purposes.

In February 2012, the company utilized $4.0 million to repay the principal balance in full under the $4.0 million term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A. Also in February 2012, the company paid $3.0 million to repay a portion of the principal balance of the IED note payable associated with the acquisition of CUI Inc. and $35,000 was utilized to repay a convertible note payable owed to an officer of the company. Because of the number and variability of factors that will determine our use of the proceeds from this offering, their ultimate use may vary substantially from their currently intended use.

As part of our business strategy, we pursue acquisitions of other businesses and technologies. We may use a portion of the proceeds to fund expansion of our current business through acquisitions or investments in other strategic businesses, products or technologies. We have no commitments or agreements with respect to any expansion or future acquisition opportunity at this time, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions. We will have broad discretion in the way we use the net proceeds; however, we cannot predict with certainty all of the particular uses for the proceeds from this offering or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual expenditures will depend upon numerous factors, including the progress of our product development and commercialization efforts, whether or not we enter into strategic collaborations or partnerships and our operating costs and expenditures. Accordingly, our management will have significant flexibility in applying the net proceeds of this offering. The costs and timing of product development and marketing approval, particularly relating to electronic components, are highly uncertain, are subject to substantial risks and can often change. Accordingly, we may change the allocation of use of these proceeds as a result of such contingencies and other development activities, the establishment of collaborations, our manufacturing and distribution requirements and competitive developments.

Additionally, we anticipate that a portion of the proceeds from this offering will be used to create a public market for our common stock, allow us easier and quicker access to the public markets should we need more capital in the future, increase the profile and prestige of our company with existing and possible future registered users, vendors and strategic partners and make our stock more valuable and attractive to our employees and potential employees for compensation purposes.

Based on our current operating plan, we anticipate that the net proceeds of this offering, together with our existing cash, cash equivalents and borrowing capacity under our revolving working capital line of credit with Wells Fargo Bank, National Association will be sufficient to enable us to maintain our currently planned operations.

Pending the use as described above, we plan to invest the net proceeds in a variety of capital preservation investments, including short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the United States government.

Common Stock Reserved for Future Issuances

Set forth below is a summary of the transactions and agreements, which relate to 1,817,226 shares of common stock the Company is required to reserve for potential future issuances.

1.	9,266 common shares reserved for conversion of Series A Convertible Preferred

As of December 31, 2011, the Company had 50,543 shares of Series A Convertible Preferred stock outstanding and no shares of Series B. The preferences that apply to our convertible preferred stock require that the reverse split ratio shall be applied at the time of conversion of the preferred stock to common stock. After applying the 1:30 reverse-split ratio, the 50,543 Series A preferred shares convert to 8,424, common shares at a ratio of four common shares plus one common bonus share for each share of Series A Preferred. As of December 31, 2011, there is $5,054 in accrued Series A Preferred dividends that convert into 842 shares of the Company's common stock at a per share price of $6.00 for certain shareholders who elected to convert accrued dividends to common shares.

2.	10,071 common shares reserved for warrant exercise

Warrants exercisable to 10,071 common shares were issued to an investor as bonus shares in consideration for two investments made in 2006. These warrants may be exercised at any time before August 14, 2012 at a price of $0.30 per share. Resulting from the reverse split, the number of shares outstanding under these plans are reduced and the exercise price per share is increased by the reverse split ratio number.

3.	259,299 common shares reserved for outstanding options issued under our Equity Compensation Plans

As of March 31, 2012 there were reserved for issuance 259,299 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive). Resulting from the reverse split, the number of shares outstanding under these plans are reduced and the exercise price per share is increased by the reverse split ratio number.

4.	1,531,727 common shares authorized for issuance under our Equity Compensation Plans

As of December 31, 2011, the Company has 1,531,727 common shares authorized and available for issuance under the Company option plans.

5.	6,863 common shares reserved for conversion of convertible note payable, related party

As of December 31, 2011, the Company has a convertible note payable, related party balance of $35,000, convertible at $5.10 per common share to convert to 6,863 common shares.

The approximate 3,111,465 shares of Common Stock held by existing shareholders as of December 31, 2011 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

Other than as described herein, as of the date of this prospectus, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Market Value

The Company’s Common Stock is traded on The Nasdaq Stock Market under the trading symbol "CUI". The following table sets forth, the high and low bid prices of its Common Stock for the four quarters of 2010 and 2011 as reported by the National Quotation Bureau, adjusted for the 30:1 reverse split. The bid prices quoted below are on the OTC:BB, prior to our common stock reverse split and before listing our common stock on The Nasdaq Stock Market. These prices reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Year	Quarter	High Bid	Low Bid
2010	First Quarter	$4.20	$2.10
	Second Quarter	$4.50	$1.80
	Third Quarter	$7.50	$3.60
	Fourth Quarter	$10.80	$3.90
2011	First Quarter	$8.70	$5.40
	Second Quarter	$7.20	$3.90
	Third Quarter	$6.00	$2.70
	Fourth Quarter	$6.60	$3.00

Dividend Policy

The Company has never paid cash dividends on its Common Stock and the Company does not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A and Series B Convertible Preferred Stock. As of December 31, 2011, the Company has 50,543 Series A Convertible Preferred shares outstanding and no Series B Convertible Preferred shares outstanding. In the past, the Company has fulfilled its dividend obligations on the Series A and Series B Convertible Preferred Stock through a combination of the issuance of additional shares of its Series A Convertible Preferred and/or Common Stock and cash payments. At December 31, 2011 dividends payable for the Series A Convertible Preferred Stock was $5,054. Holders of the Company’s Series B Convertible Preferred Stock are entitled to annual dividends of $1.00 per share. As of this filing, all Series B Convertible Preferred Stock had been converted to common shares.

We currently expect to retain future earnings to finance the growth and development of our business. The timing, amount and form of future dividends, if any, will depend, among other things, on our future results of operations and cash flows; our general financial condition and future prospects; our capital requirements and surplus; contractual restrictions; the amount of distributions, if any, received by us from our subsidiaries; and other factors deemed relevant by our board of directors. Any future dividends on our common shares would be declared by and subject to the discretion of our board of directors.

Employee Equity Incentive Plans

At December 31, 2011, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighter-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	41,750	$5.70	1,340,000
Equity compensation plans not approved by security holders	217,549	$8.14	191,727
Total	259,299	$7.75	1,531,727

Equity Compensation Plans Approved by Shareholders

On May 16, 2008 the Company’s Board of Directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan. At the 2008 Annual Meeting of Shareholders the Equity Incentive Plan was approved by the Company shareholders. At the 2009 Annual Meeting of Shareholders the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8. The authorized and available common shares of this option plan that were not issued or issuable at the effective date of the reverse split are unaffected by the reverse split.

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

October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive). All granted options are presented at post-reverse quantities. On October 11, 2010, the following were granted: 3,300 to each director of the Company with an exercise price of $9.00 per share and vesting one year after the October 11, 2010 date of grant. Two employees who also serve as directors received 52,277 bonus options as employees and 29,936 stock options were granted to corporate officers and employees. The employee bonus options have an exercise price of $9.00 per share and vest over four years, 25% at year one and thereafter in equal monthly installments.

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

The Company has outstanding at December 31, 2011, the following options issued (option quantities issued are presented post-reverse) under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested shares; 28,800 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 19,800 shares that fully vested one year after the date of grant.

•	During 2010 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $9.00 per share as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments.

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

RECENT SALES OF UNREGISTERED SECURITIES

Note: The number of securities and exercise price shown in this section are shown WITHOUT giving effect for the reverse split.

Following is a list of all securities we sold within the past three years which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances. The quantities have been adjusted to take into account the 30:1 reverse split.

2009 Sales of Unregistered Securities

Common Stock Issued During 2009

1,615 shares of common stock were issued to an employee in accordance with his employment agreement. These shares were valued based on the fair value of $4,537.

3,333 shares of common stock were issued to an employee as a bonus. These shares were valued at $15,000 as of the date of issuance.

32,692 shares of common stock were issued resulting from the exercise of warrants with proceeds of $9,808.

83,333 shares of common stock were issued for services performed by consultants. $535,000 of consulting expense was recorded in relation to these transactions based on the fair value of the stock on the dates of grant.

Warrants and Options Issued During 2009

Fully vested options for the purchase of 500 shares of its 2008 Equity Incentive Plan common stock at $5.70 per share to an employee with an expiration of January 15, 2019. These options were forfeited in 2009 and will not be exercised.

Fully vested options for the purchase of 11,667 shares of its 2008 Equity Incentive Plan common stock at $5.70 per share to eight employees with an expiration of May 18, 2019. If all options are exercised the Company could receive $66,500.

Under the 2009 Equity Incentive Plan (Executive) there were issued to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested options; 28,800 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; 19,800 shares that fully vest after one year.

Series A and Series B Convertible Preferred Stock Issued During 2009

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2009. All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued During 2009

There were no shares of Series C Convertible Preferred Stock issued. The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

2010 Sales of Unregistered Securities

Common Stock Issued During 2010

471,136 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $3.168 per share.

33,333 shares of common stock were issued as part of the settlement of the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI, Inc. The shares were valued at $70,000 in accordance with the convertible promissory note stated conversion rate of $2.10 per share. Two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

631,314 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $3.168 per share. Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

33,333 shares of common stock were issued to three investors who exercised warrants at $0.30 per share. The company received proceeds of $10,000. One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

1,786 shares of common stock were issued to an investor in consideration for a warrant exercise at $6.00 per share. The company received proceeds of $10,718.

22,222 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $4.50 per share in accordance with the convertible note terms. A former officer of CUI Global is a principal in the limited liability company.

7,000 shares of common stock were issued for services performed by a consultant. $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

1,810 shares of common stock were issued in relation to the exercise of 2008 Equity Incentive Plan options at $5.70 per share with proceeds of $9,500. The company received no cash payment for 144 of these shares because the options were exercised through a cashless exercise election.

3,333 shares of common stock were issued to an employee as a bonus. These shares were valued at $28,000 as of the date of issuance.

236,667 shares of common stock were sold at $6.00 per share pursuant to stock purchase agreements with proceeds of $1,420,000. 1,667 of these shares were issuable at December 31, 2010; the 1,667 issuable shares were issued in 2011. One director and a former corporate officer participated in this transaction.

33,333 shares of common stock were issued as settlement of $200,000 of principal on a promissory note related to the acquisition of CUI, Inc. The conversion rate was $6.00 per share. Two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

Warrants and Options Issued During 2010

Fully vested options for the purchase of 9,167 shares of its 2008 Equity Incentive Plan common stock at $5.70 per share to nine employees with an expiration of June 15, 2020. If all options are exercised the Company could receive $52,250.

Under the 2009 Equity Incentive Plan (Executive) 19,800 options that vest October 11, 2011 were issued to directors to purchase restricted common stock at $9.00 per share and 82,213 options were issued to officers and employees that vest over four years, 25% at year one and thereafter in equal monthly installments. The employees include two directors who are also employees and officers and one officer. The options expire October 11, 2020.

Series A and Series B Convertible Preferred Stock Issued During 2010

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2010. All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued During 2010

There were no shares of Series C Convertible Preferred Stock issued. The ten thousand (10,000) authorized shares remain available to Central Finance, LLC pursuant to the terms of the financing agreement as discussed in the section above, Market for Common Equity and Related Stockholder Matters.

2011 Sales of Unregistered Securities

Common Stock Issued During 2011

On January 6, 2011, the 1,667 issuable shares listed on the balance sheet as of December 31, 2010 were issued.

On February 7 and 10, 2011, two former employees completed cashless exercises of their options for which 269 shares of common stock were issued. The Company did not receive funds from these options exercises as they were cashless.

On March 11, 2011, 5,957 shares of common stock were issued pursuant to a consultant agreement for strategic investor marketing services. The shares were priced at $7.05 per share based on the ten day trailing average closing price at the time of the issuance in accordance with the agreement and a $42,000 consulting expense was recorded in relation to this transaction.

On April 19, 2011, a member of the Board of Directors exercised 23,333 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $7,000 from the exercise of these warrants.

On May 4, 2011, a beneficial owner of more than 5% of the outstanding common stock, exercised 10,000 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $3,000 from the exercise of these warrants.

On May 15, 2011, a beneficial owner of more than 10% of the outstanding common stock, exercised 133,333 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $40,000 from the exercise of these warrants.

On December 27, 2011, 5,000 shares of common stock were issued to a former consultant in consideration for the release of a claim on intellectual property with a related expense of $19,500 recorded.

Warrants and Options Issued During 2011

There were no issuances of warrants or options during the year ended December 31, 2011.

Series A and Series B Convertible Preferred Stock Issued During 2011

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2011. All other unregistered issuances of Series A or Series B Convertible Preferred Stock are described in the 10-K filing for yearend 2008.

Series C Convertible Preferred Stock Issued During 2011

There were no shares of Series C Convertible Preferred Stock issued.

Shares Eligible for Future Sale

Subsequent to the reverse split, as of December 31, 2011, we had outstanding 7,314,513 shares of Common Stock. Of these shares, 4,203,048 shares are freely tradable without restriction or limitation under the Securities Act. The following schedule shows the common stock issuances and remaining balance after each issuance during the first quarter of 2012.

	Common Stock Issued and Outstanding	Total Issued and Outstanding	Common Stock Available for Issuance
Total common stock outstanding prior to the 1:30 reverse-split as of December 31, 2011	219,432,472	219,432,472	105,567,528
Total common stock outstanding after the reverse-Split as of December 31, 2011	7,314,416	7,314,416	317,685,584
Total of all fractional shares that were rounded up as a result of the reverse-split	97	7,314,513	317,685,487
Total common stock outstanding after the reverse-split as of December 31, 2011	7,314,513
Our S-1 Registration Statement was declared effective by the SEC on February 14, 2012 whereby we sold common stock for $10,000,000	2,222,222	9,536,735	315,463,265
Our Underwriting Agreement contained an over-allotment provision that allowed our underwriter to sell an additional $1,500,000 common shares	333,333	9,870,068	315,129,932
On February 29, 2012, the owner of 2,500 shares of convertible Series A preferred stock and an accrued preferred dividend of $250 converted those shares and dividend into 458 common shares	458	9,870,526	315,129,474
Warrant exercised March 15, 2012 for 10,071 common shares	10,071	9,880,597	315,119,403
On March 16, 2012, 15,000 shares of common stock with a fair value of $69,450 were earned by a consultant for strategic investor marketing services provided during 2012. These shares were issued March 21, 2012	15,000	9,895,597	315,104,403
Sale of 494,444 shares of common stock in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. 444,444 sold and issued as of March 26, 2012	444,444	10,340,041	314,659,959
Total common stock issued and outstanding at March 26, 2012	10,340,041

The 3,111,465 post-split shares of Common Stock held by existing shareholders as of December 31, 2011 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

As of December 31, 2011, we had issued and outstanding 50,543 shares of Series A Convertible Preferred Stock, all of which are "restricted" within the meaning of Rule 144 as noted above. The preferences that apply to our convertible preferred stock require that the reverse split ratio shall be applied at the time of conversion of the preferred stock to common stock. No shares of Series B or Series C Convertible Preferred Stock were issued and outstanding as of that date.

Item 6. Selected Financial Data

Not applicable due to status as a small reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2011 and un-audited 10-Q filings for the first three quarters of 2011 and the notes thereto, all of which are included elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Losses from Operations; Accumulated Deficit; Negative Net worth and Going Concern.

Historically, the Company has not generated sufficient revenues from operations to self-fund its capital and operating requirements. Following the equity raise closed in early 2012 and subsequent reductions of debt coupled with the continued improvement in the Company’s operations, management believes the company has sufficient resources and that it is generating significant revenues that it expects will provide the Company with the ability to self-fund its capital and operating requirements. If that is not possible, the Company will seek additional working capital from funding that will primarily include equity and debt placements.

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

In May 2008, CUI Global formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a technology company dedicated to the development, commercialization, and distribution of new, innovative electro-mechanical products. Over the past 20 years, CUI has become a recognized name in electronic components worldwide in the areas of power, interconnect, motion control, and sound.  In that time, the company has been able to leverage many long-standing relationships in Asia to create a flexible, responsive business model that ultimately benefits CUI customers.  Today, its industry leading technology platforms which include Novum Advanced Power, Solus Power Topology and AMT Capacitive Encoders are quickly positioning CUI, Inc. as a global leader in the fields of power electronics and motion control.  Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest in Test Products International, Inc., a provider of handheld test and measurement equipment.

Effective July 1, 2009, CUI Global acquired CUI Japan (formerly Comex Instruments Ltd.) and 49% of Comex Electronics Ltd.  Both companies are Japanese based. CUI Japan test and measurement systems and electronic components and Comex Instruments is a DSP provider of digital to analog and analog to digital test and measurement systems for OEM research and development. Effective July 1, 2011, CUI Global entered into an agreement to convey the 49% ownership of Comex Electronics to the owners of the 51%, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. The Company recognized a gain on divestment of Comex Electronics of $603,034. CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents balance at December 31, 2011 are $176,775 and a net working capital deficit at December 31, 2011 of $960,177.  During the year ended December 31, 2011, operations and investment activities have been funded through cash from operations, proceeds from exercises of options, and borrowings from financial institutions and an officer of the company.

Cash provided by operations

Operating requirements generated positive cash flow from operations of $860,705 and $416,749 during the years ended December 31, 2011 and 2010, respectively. This improvement is primarily the result of a lower net loss in 2011, a gain on the sale of technology rights, a decrease in trade accounts receivable, a decrease in inventory, increases in prepaid expenses and other current assets, increased accounts payable, decreased accrued expenses and decreases in accrued compensation.

During 2011 and 2010, the Company has used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2011 and 2010, respectively, the Company recorded a total of $227,867 and $144,912 for compensation and services expense including amortization of deferred compensation related to equity given or to be given to employees and consultants for services provided.

During 2011, CUI Global recorded one significant non-cash entry - $334,747 of non-cash interest expense, including amortization of debt offering costs. During 2010, the Company recorded three significant non-cash entries - $3,859,342 of non-cash interest expense, including amortization of the beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount, $3,105,956 for the impairment of technology rights and $418,185 of non-cash loss for the impairment of patents.

During 2011 and 2010, the Company had positive cash flow from discontinued operations of $22,141 and $78,295, respectively.

As the Company continues to focus on technology development and product line additions during 2012, it will continue to fund research and development together with related sales and marketing efforts for its technology platforms including the Vergence GasPT2, Novum Advanced Power, Solus Power Topology, AMT Capacitive Encoders, and its other electromechanical products.

Capital Expenditures and Investments

During the years ended 2011 and 2010, the Company invested $422,970 and $352,345, respectively, in fixed assets.  The Company anticipates further investment in fixed assets during 2012 in support of its on-going business and continued development of product lines and technologies.

The Company invested $6,646 and $7,230, respectively, in patent costs during 2011 and 2010.  The Company expects its investment in patent costs will continue throughout 2012 as it invests in patents to protect the rights to use its product and technology developments.

The Company invested $0 and $70,000, respectively in technology rights and development during 2011 and 2010.  The Company expects its investment in technology rights and development will continue in 2012 as it works to bring new technology and products to the market.

The Company invested $37,418 and $0, respectively in other intangible assets during 2011 and 2010.  The Company expects its investment in other intangible assets may continue throughout 2012.

During 2011 and 2010, CUI Global had proceeds from notes receivable of $63,506 and $60,376, respectively.

Also during 2011 and 2010, the Company received proceeds of $425,000 and $0, respectively, from the sale of technology rights.

Financing activities

During 2011, $50,000 of proceeds were received from the exercise of warrants and options. During 2010, $3,450,218 of proceeds were received from sales of common stock and the exercise of warrants and options, $66,667 of proceeds were received from the conversion of debt to non-controlling interest. Included in these transactions were the following items, discussed in greater detail at Note 9. STOCKHOLDERS’ EQUITY:

In February 2011, two former employees exercised options for 269 shares of common stock.

In April 2011, a director exercised a warrant for 23,333 shares of common stock.

In May 2011, an owner of 10% of the voting rights attached to outstanding shares exercised a warrant for 133,333 shares of common stock. Also in May 2011, an investor exercised a warrant for 10,000 shares of common stock.

In May 2010 an owner of 10% of the voting rights attached to outstanding shares received 374,032 shares of common stock at a per share price of $3.168 through conversion of a $1,000,000 promissory note plus accrued interest of $184,932.

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 631,314 shares of common stock at $3.168 per share. The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000. The 631,314 shares of common stock were issued as follows: 284,091 to an investor, 126,263 to a director, 126,263 to a director and 94,697 to a former officer.

A former officer of the Company received a 10,000 share warrant which was exercised August 17, 2010, a former director, received a 10,000 share warrant which was exercised December 16, 2010, and a director received a 13,333 share warrant which was exercised August 18, 2010.

In October 2010, a limited liability company promissory note owner converted $100,000 of the note to 22,222 shares of common stock at $4.50 per share. A former company officer received 3,704 shares in this transaction.

In October 2010, 33,333 shares of common stock were issued to a director at $6.00 per share in consideration for a cash payment of $200,000.

In December 2010, 14,167 shares of common stock were issued to a limited liability company at $6.00 per share in consideration for a cash payment of $85,000. A former officer of the Company is a part owner in the limited liability company.

CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share. There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant.

Effective September 1, 2010, the Company and the related party holder, IED, Inc., of the $14,000,000 promissory note utilized in the acquisition of CUI, Inc., agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2,312,792 as recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of this transaction.

In May 2009, CUI Global and the related party debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retained the total maximum convertible shares at 2,333,333 as stated in the original Note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. The Company recognized additional paid in capital contribution related to this 2009 extinguishment of debt of $11,808,513. On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 33,333 shares of the company’s common stock at the stated conversion rate of $2.10 per share. The Company recognized additional paid in capital contribution from the 2010 extinguishment of debt of $5,630,500.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of this transaction.

During 2011 and 2010, $1,110,809 and $1,616,180, respectively, in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2011 payment includes a note receivable balance of $192,508 held by CUI Global that was conveyed to IED, Inc. and applied towards the promissory note balance in accordance with a settlement agreement. Also, during 2010, $70,000 of principal was converted to 33,333 shares of CUI Global common stock at $2.10 per share in accordance with the convertible note terms and $200,000 of principal was converted to 33,333 shares of CUI Global common stock at $6.00 per share in accordance with a settlement agreement.  Please see Note 10. RELATED PARTY TRANSACTIONS and Note 6. NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES for further discussion of these transactions.

Recap of liquidity and capital resources

During 2011, the Company continued to improve its financial strength with the divestment of Comex Electronics and the continued reductions in debt coupled with the continued growth of revenues. In early 2012, the Company completed an equity raise and repaid significant amounts of debt. As a result of the improvements in 2011 and the activities completed in 2011, management believes the Company has sufficient resources and that it is generating sufficient revenues to fund operations.  As of December 31, 2011 the Company had an accumulated deficit of $73,645,501.

The Company may seek to raise additional capital for the continued development and commercialization of its various technology product lines.  The Company believes its operations and existing financing structure will provide sufficient cash to meet its short term working capital requirements for the next twelve months.  As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required.  The Company may attempt to raise these funds through borrowing instruments or issuing additional equity.

As of December 31, 2011 CUI, Inc. maintained a revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), granting borrowings of up to $4,000,000 with interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.33% at December 31, 2011).  At December 31, 2011, the Company is in compliance with all covenants related to this loan.

The Company expects revenues to help cover the operating and other expenses.  If revenues and the funds raised in early 2012 through the equity raise are not sufficient to cover all operating and other expenses, additional funding may be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2011 the Company had no off-balance sheet arrangements.

Results of Operations

The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2011 and 2010.

Revenue

During the year ended 2011, revenue was $38,938,326 and $37,575,157 for the same period during 2010.  The revenue for the year ended December 31, 2011 is comprised of $38,366,403 from CUI products, $511,295 from CUI Japan products and $60,628 from freight. The revenue for the year ended December 31, 2010 is comprised of $37,309,998 from CUI products, $192,011 from CUI Japan products, $72,378 for freight and $770 from RediAlert™ products.

During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%. During 2010, 53% of revenues were derived from five customers: 43%, 3%, 3%, 2% and 2%. The Company’s major product lines in 2011 and 2010 were external power, internal power and industrial controls.

Cost of revenue

The cost of revenue for the year ended December 31, 2011 and 2010 was $24,133,073 and $22,727,210, respectively.  The significant increase during 2011 compared to the prior year is primarily the result of the overall growth in sales and increases in costs associated with manufacturing our products.   As a percentage of sales, the cost of revenue remained relatively consistent at 62% for 2011 compared with 60% in 2010.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $13,347,853 for the year ended December 31, 2011 from $11,991,976 for the same period during 2010.  This increase of $1,355,877 is primarily the result of increased operations at CUI Japan, operating costs associated with the newer technologies including Vergence, Novum and Solus and the overall growth of the business in relation to revenues.  The total dollar amount of SG&A expenses increased $1,355,877 to 34% of sales for 2011 as compared to 32% of sales in 2010.

The Company anticipates its sales and marketing expenditures and general and administrative expenses will further increase in 2012 as the Company continues to grow its revenues and technology offerings.

Research and Development

The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the Vergence GasPT2. Research and development costs were $716,321 and $740,396 for the year ended December 31, 2011 and 2010, respectively.   The Company expects that research and development expenses will increase during 2012 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  There were no impairment charges recognized in 2011. During the year ended December 31, 2010 the Company recorded impairment charges of $3,105,956 related to technology rights and $418,185 related to patents.

Bad Debt

Bad debt expense increased to $82,192 for the year ended December 31, 2011 from $64,684 for the same period ended 2010.  The bad debt expense for both 2011 and 2010 represents less than 0.5% of total revenues. The bad debt expense for both periods relates to miscellaneous receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income

During the years ended 2011 and 2010, the Company had other income of $53,657 and $87,178, respectively. Other income for the year ended December 31, 2011, consisted of $18,688 in bad debt recoveries, $17,592 of interest income, $15,103 of foreign exchange gain, and $2,274 of other income. Other income for the year ended December 31, 2010, consisted of $31,496 for foreign exchange gain, $24,582 for interest income, $20,090 of rental income, and $11,010 in other income.

Investment Income

The Company recognized investment income on equity investment in an affiliate of $41,472 for the year ended December 31, 2011 as compared with $78,074 for the same period ended 2010.

Financing Fees

During 2011, the Company did not incur financing fees. During 2010, the Company had financing fees totaling $78,658 related to equity financing, the operating line of credit and term notes.

Change in value of warranty liability

During 2011 and 2010, there was no change in the value of warranty liability.

Non-cash interest expense, amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts, intrinsic value of convertible debt and amortization of warrant related debt discount

The Company recorded an expense of $334,747 and $3,859,342 during 2011 and 2010, respectively, for non-cash interest expenses, including amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount.  The decrease in this expense is primarily associated with the completion in 2010 of expensing the remaining balance of the discount on convertible note payable for the $4,900,000 note that was settled in full during 2010.

Interest Expense

The Company incurred $918,189 and $1,151,617 of interest expense during 2011 and 2010, respectively.  Interest expense is for interest on the secured and unsecured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans.

Profit (loss) from discontinued operations

For the year ended December 31, 2011, the loss from discontinued operations was $160,153 as compared to a loss from discontinued operations of $871,803 for the same period of 2010.

During the year ended 2011, CUI Global recognized a gain on divestment of Comex Electronics of $603,034 in discontinued operations. There was no gain on divestment during 2010.

For the year ended December 31, 2011, the Company had a net profit from discontinued operations of $442,881 as compared to a net loss from discontinued operations of $871,803 for the same period in 2010.

Consolidated Net Loss

The Company had a net profit of $19,109 for the year ended December 31, 2011 as compared to a net loss of $7,460,516 for the year ended December 31, 2010.  The improvement from a net loss in 2010 to a net profit in 2011 is primarily the result of the following items: an increase in total revenues of $1,363,169, an increase in cost of revenues of $1,405,863, an increase in selling, general and administrative expenses of $1,355,877, no impairment expenses in 2011 as compared to 2010 for a reduction in expenses of $3,524,141, a gain on the sale of technology rights of $143,636, a decrease in interest expense – intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount of $3,524,595, a decrease in interest expense of $233,428, and the divestment of Comex Electronics which reduced the losses from those discontinued operations attributable to the Company in 2011 as well as the gain on the divestment of $603,034.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable due to status as a small reporting company.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and the report of Webb & Company, P.A. dated March 26, 2012 are attached hereto and incorporated herein by reference.

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

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

Immediately following the acquisition of CUI, Inc. in 2008, Daniel N. Ford assumed the Chief Financial Officer position for both CUI Global, Inc. and its subsidiaries. We have not identified any significant deficiency or material weaknesses in our internal controls at CUI Global, Inc., CUI, Inc., or CUI Japan.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Effective May 15, 2008, the Company appointed Daniel N. Ford as Chief Financial Officer of CUI Global and its wholly owned subsidiary, CUI, Inc. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have not identified any significant deficiency or material weaknesses in our internal controls at CUI Global, Inc., CUI, Inc., or CUI Japan.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than eight members. Directors are elected by a plurality of the votes cast by the holders of Common and Preferred Stock and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal. Currently, there are six (6) directors, four of whom are “independent” in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the Nasdaq Capital Market. The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.cuiglobal.com.

Subject to terms of their employment agreements, if any, officers of the Company hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The Board of Directors has three standing committees: Audit Committee, Compensation Committee and Nomination Committee each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.cuiglobal.com. No incumbent director attended fewer than 100% of the total number of meetings held by the committees on which such director served.

The following are officers and directors of the Company as of December 31, 2011.

Name	Age	Position
Colton Melby*	51	Director, Chairman
William J. Clough, Esq.	60	President/Chief Executive Officer, Director and General Counsel
Thomas A. Price*	68	Director
Matthew M. McKenzie	31	Director, Chief Operating Officer
Sean P. Rooney*	40	Director
Corey Lambrecht*	42	Director
Daniel N. Ford	32	Chief Financial Officer

Audit Committee:
Sean P. Rooney*, Chairman
Thomas A. Price*, Deputy Chairman
Colton Melby*, Committee Member

Compensation Committee
Cory Lambrecht*, Chairman
Colton Melby*, Committee Member

Nominating Committee
The Nominating Committee consists of the independent directors of the Board of Directors.

* "independent director" within the meaning of Rule 5605(a)(2) of the Nasdaq Capital Market.

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

Business Experience of Directors and Executive Officers

Colton Melby, Chairman of the Board of Directors

Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairman of the Board of Directors. Mr. Melby continues to serve as Chairman of the Board of Directors and at the 2010 Annual Meeting of Shareholders; Mr. Melby was reelected to a two year term on the Board of Directors.

Mr. Melby has a 20 year background in aerospace manufacturing. He spent 15 years as owner and chief executive officer of Metal Form, Inc., serving customers, including: Boeing, Bombardier; Rockwell; Grumman; Lockheed Martin; and others. One of Mr. Melby’s more notable investments was the financing and purchase of firearms-maker Smith & Wesson from London-based Tomkins PLC in 2001. Mr. Melby has investments in Earth 911, a recycling company dedicated to green initiatives and green recycling.

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

Mr. Clough was appointed President and Chief Executive Officer of CUI Global, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. along with this acquisition; Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.). Mr. Clough was a police officer for 16 years, working at the local, state and federal levels as a Federal Air Marshall in Southern Europe and the Middle East, in 1987. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

Thomas A. Price, Director

Mr. Price was elected at the 2008 Annual Meeting of Shareholders to serve a one year term. Mr. Price continues to serve on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve an additional two year term.

Mr. Price has more than 30 years of business and operational management experience. He is the founder of Tom Price Dealership Group, a leading auto dealership with 11 franchises at six locations across California. Mr. Price developed the multi-brand San Francisco Auto Repair Center and a conference facility in Larkspur, California. Currently, Mr. Price is the owner of nine car dealerships in Northern California. He was Chairman of the Lexus National Dealer Advisory Board and charter member of the J.D. Power Dealer Roundtable. The Price Family Dealerships are major sponsors of Special Olympics of Marin, Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council and the Golden Gate Shootout.

Matthew M. McKenzie, President and Chief Operational Officer of CUI, Inc. and Chief Operational Officer and Corporate Secretary of CUI Global, Inc., Director.

Matt McKenzie was elected to the Board of Directors at the 2008 Annual Meeting of Shareholders to serve a two year term and was reelected at the 2010 Annual Meeting of Shareholders to a two year term on the Board of Directors.

Mr. McKenzie earned an MBA from George Fox University. Matt McKenzie has been working in various functions for CUI for over 10 years, gaining him intimate knowledge of the business, its operations and its opportunities for growth. He established, in conjunction with CUI’s senior engineer, V-Infinity, one of CUI’s successful and profitable business divisions and brands. Mr. McKenzie initiated ISO 9000 Company qualification and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities for CUI.

Sean P. Rooney, Director

Mr. Rooney was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors. Mr. Rooney continues to serve on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve an additional two year term.

Mr. Rooney graduated from C. W. Post University in 1993 with a Bachelors of Arts degree in Business Administration. In addition to his Series 7 (General Securities Representative), Series 63 (Uniform Securities Law) and Series 24 (General Securities Principal) licenses. Mr. Rooney brings to the CUI Global Board nearly 15 years of financial management experience. Mr. Rooney currently serves as Senior Vice President of Investments for Maxim Group LLC, a leading full service investment banking, securities and wealth management firm. Prior to joining Maxim Group, he served in a similar capacity at Investec Ernst & Company, headquartered in South Africa and the U.K.

Corey Lambrecht, Director

Mr. Lambrecht was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors. Mr. Lambrecht continues to serve on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve an additional two year term.

Corey Lambrecht is a 14+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht currently serves as the President of Earth911, Inc and is a current director of Lifestyle Wireless.  He previously served as Director of Sales for Leveraged Marketing Associates, a worldwide leader in licensed brand extension strategies. While Executive Vice President for Smith & Wesson Holding Corporation he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort (sold to Freesoftwareclub.com), an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League.  Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

Daniel N. Ford, Chief Financial Officer of CUI Global and CUI, Inc.

Daniel N. Ford has a background in the big accounting firms, including KPMG. As CFO of CUI for in excess of five years, Mr. Ford moved CUI into a position of profitability, efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes. Over the past five years, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a “real time” inventory system and participated in implementing CUI’s ERP system. His skills as a financier have allowed CUI to move to its current, 61,380 square foot building, to transition its banking relationships to Wells Fargo National Association, as well as provided leadership in CUI Global’s acquisition of CUI and CUI Japan. Mr. Ford holds an MBA from George Fox University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons owning more than 10% of our common stock to file reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  These reporting persons are required to furnish us with copies of all Section 16(a) forms that they file.  Based solely upon a review of copies of these filings received, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2011 with the exceptions noted below:

1.	Form 5 report was filed by William Clough to report the expiration of a warrant to purchase 118,016 common shares and the disposition of 10,000 common shares (post reverse split).

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

The Audit Committee is currently comprised of Sean P. Rooney, Thomas A. Price and Colton Melby. Each member of the Audit Committee is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission and NASDAQ listing standards. Mr. Rooney, Mr. Price and Mr. Melby have an understanding of generally accepted accounting principles and have experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breath and complexity of issues that can reasonably be expected to be raised by the financial statements of the Company, including our balance sheet, income statement and cash flow statement. They have an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions as well as the ability to access the general application of such accounting principles in connection with the accounting for estimates, accruals and reserves. The Board of Directors has determined that Messers Rooney and Price are “audit committee financial experts” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. Our Audit Committee acts pursuant to a written charter, a copy of which is available from the Company and is posted on our website at www.cuiglobal.com. The Audit Committee has established a procedure to receive complaints regarding accounts, internal controls and auditing issues.

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Webb & Company, P.A. is compatible with the auditor’s independence.

Submitted by: Sean P. Rooney, Thomas A. Price, and Colton Melby

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Members

The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans and to produce an annual report on executive compensation for use in the Company's Form 10-K. The Compensation Committee consists of two members of the board of directors, Messers Colton Melby and Corey Lambrecht, both of whom are "independent directors" within the meaning of Rule 5605(a)(2) of the Nasdaq Capital Market.

Role of Committee

The Compensation Committee discharges the Board’s responsibilities relating to general compensation policies and practices and to compensation of our executives. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee’s authority, duties and responsibilities are to:

•	Annually review the Company’s philosophy regarding executive compensation.
•	Periodically review market and industry data to assess the Company’s competitive position and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.
•	Establish and approve the Company goals and objectives and associated measurement metrics relevant to compensation of the Company’s executive officers.
•	Establish and approve incentive levels and targets relevant to compensation of the executive officers.
•	Annually review and make recommendations to the Board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.
•	Separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Company’s and the individual goals and objectives.
•	Periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation as the Compensation Committee may consider appropriate.
•	Administer and annually review the Company’s incentive compensation plans and equity-based plans.
•	Review and make recommendations to the Board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions and any amendments, supplements or waivers to the foregoing agreements and any perquisites, special or supplemental benefits.
•	Review and discuss with management, the Compensation Disclosure and Analysis (CD&A) and determine the Committee’s recommendation for the CD&A’s inclusion in the Company’s annual report filed on Form 10-K with the SEC.

Committee Meetings

•	Our Compensation Committee meets formally an informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held four meetings during fiscal 2011. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include:
•	Minutes and materials from the previous meeting(s);
•	Reports on year-to-date Company and Partnership financial performance versus budget;
•	Reports on progress and levels of performance of individual and Company performance objectives;

•	Reports on the Company’s financial and stock performance versus a peer group of companies;
•	Reports from the Committee’s compensation consultant regarding market and industry data relevant to executive officer compensation;

•	Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest and current and projected value of each and all such compensation elements, including distributions and dividends there from, over a five year period.

Compensation Philosophy

General Philosophy

Our compensation philosophy is based on the premise of attracting, retaining and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, each executive’s total compensation package and internal pay equity. We strive to accomplish these objectives by compensating all employees with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of and accountability for, shorter term performance plans and strategic goals and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long term incentive equity awards are granted in restricted stock. These shares/units generally vest over a two to four year period. This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long term strategic goals.

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

Setting Compensation Levels

To evaluate our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we may rely on analyses of peer companies performed by independent compensation consultants and on other industry and occupation specific survey data available to us. Our general benchmark is to establish both base salary and total compensation for the executive officers at the 50th percentile of the peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Company performance objectives and strategic goals, as well as being variable with stockholder value. Further, while the objective for base salary is at the 50th percentile of the peer group data, executives’ base salaries are designed to reward core competencies and contributions to the Company and may be increased above this general benchmark based on (i) the individual’s increased contribution over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2011, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements and general and administrative expense management.  In addition, the executive team was charged with positioning the company for up-listing to a national stock exchange and a possible equity raise in early 2012.  Said funding to be used to enhance the company’s balance sheet; pay down corporate debt; increase the company’s ability to rapidly bring its new products to market; and other appropriate matters.

Annual Evaluation

The Chief Executive Officer recommends the actual incentive award amounts for all other executives based on actual company performance relative to the targets as well as on individual performance and recommends the executives’ base salaries levels for the coming year. The Compensation Committee considers these recommendations generally at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each executive and for the executive’s base salary levels. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.

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

Incentive Compensation

Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Company. The executives’ incentive awards are based upon three key performance metrics: 1) the Company’s EBIDTA; 2) achievement of agreed-upon strategic and corporate performance goals; and 3) existing Employment Agreement.

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

Retirement Plans

Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan. The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 3 months of service and are 21 years of age. The Company matches the employee’s contribution up to 6% of total compensation. Total employer contributions, net of forfeitures, were $179,234 and $156,317, for 2011 and 2010, respectively.

Change in Control Agreements

Our executives are awarded protection upon a change in control as specifically provided in their employment contracts.

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Compensation Committee Charter

Our Compensation Committee Charter is posted on our website at www.cuiglobal.com.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2011, 2010 and 2009 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Clough,	2011	325,000	124,792	#	-	-	-	-	6,110	455,902
CEO / President /	2010	282,500	90,000	#	-	-	-	-	5,687	378,187
Counsel / Director (1)	2009	240,000	-		-	-	-	-	23,948	263,948
Daniel N. Ford,	2011	195,000	62,500	#	-	-	-	-	33,186	290,686
CFO (3)	2010	157,500	90,000	#	-	-	-	-	25,943	273,443
	2009	120,000	-		-	-	-	-	24,249	144,249
Matthew M.	2011	205,000	114,583	#	-	-	-	-	32,475	352,058
McKenzie, COO /	2010	162,500	90,000	#	-	-	-	-	21,848	274,348
President of CUI Inc. / Director (5)	2009	120,000	-		-	-	-	-	17,298	137,298

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.
2.	Mr. Clough is employed under a three year employment contract with the company, which was recently extended to run to and through May 15, 2014. Said contract provides, in relevant part, for an annual salary of $325,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global year end Statement of Operations shows the Gross Revenue equal to or in excess of fifteen percent (15%), but less than thirty percent (30%) of the immediate preceding calendar year, Mr. Clough shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed during that entire calendar year. In substitution of the bonus percentages described in the prior sentence, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to one hundred percent (100%) of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010, there was an accrual of $13,542 and $30,000, respectively, for compensation owed to Mr. Clough.
3.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.

4.	Mr. Ford is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010 there was an accrual of $0 and $67,500, respectively, for compensation owed to Mr. Ford.
5.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.

6.	Mr. McKenzie is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year, beginning with 2008, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010 there was an accrual of $12,083 and $30,000, respectively, for compensation owed to Mr. McKenzie.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding equity awards at December 31, 2011 to each of the named executive officers:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
William J. Clough (2)	-	-	37,177	7.50	1/1/2019	-	-	-	-
Matthew M. McKenzie (3)	-	-	15,100	7.50	1/1/2019	-	-	-	-
Daniel N. Ford (4)	-	-	12,598	7.50	1/1/2019	-	-	-	-
William J. Clough (5)	-	-	37,177	9.00	10/11/2020	-	-	25,559	-
Matthew M. McKenzie (6)	-	-	15,100	9.00	10/11/2020	-	-	10,381	-
Daniel N. Ford (7)	-	-	12,598	9.00	10/11/2020	-	-	8,661	-

Footnotes:

1.	Calculated using the closing market price ($5.70) as of December 31, 2011.
2.	Effective January 1, 2009, Mr. Clough received a fully vested bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $7.50 per share.
3.	Effective January 1, 2009, Mr. McKenzie received a fully vested bonus option to purchase 15,100 common shares, within ten years from date of issuance, at a price of $7.50 per share.
4.	Effective January 1, 2009, Mr. Ford received a fully vested bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $7.50 per share.
5.	Effective October 11, 2010, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
6.	Effective October 11, 2010, Mr. McKenzie received a bonus option to purchase 15,100 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
7.	Effective October 11, 2010, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

DIRECTOR COMPENSATION

The written report and recommendations of Compensia, Inc., as noted above in the section, Equity Compensation Plans Not Approved by Shareholders, upon which the Compensation Committee relied, also included a detailed director and committee compensation report and market analysis. The 2009 Equity Incentive Plan (Executive) provides for the issuance of stock options to attract, retain and motivate directors as well as other management personnel.

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

In keeping with this original compensation structure, the Compensation Committee concluded that the appropriate compensation for calendar year 2010 should continue to be in the form of options granted in an amount equal to the 50th percentile for similar companies, but discounted by a factor of 10% at an option strike price of $9.00 per share. In furtherance of this compensation plan, October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive). All options granted are presented at post-reverse quantities. On October 11, 2010, 3,300 options (number of options represents post reverse of 30:1) were granted to each director of the Company with an exercise price of $9.00 per share and that vest one year after the October 11, 2010 date of grant. The $9.00 option price reflects a stock price fair to both the director and the Company.

Board of Directors Members

•	Cash Retainer - $23,750 annually for board members and $33,750 for the Chairman.
•	Initial, one time only, option to purchase 4,800 common shares at an exercise price that is not less than the fair market value per share. The option vests over four years, 25% after the first year, thereafter equally each month for the balance of the four year term.
•	Annual Option to purchase 3,300 common shares at an exercise price that is not less than the fair market value per share. The option vests in full after one year. No options were granted in 2011 to directors.
•	Meeting fee: none.

Director Compensation Table

The following table sets forth the compensation of the directors, included in the Outstanding Equity Awards schedule noted above, for the fiscal year ending December 31, 2011.

Director Compensation - Equity Incentive Plan

Director	Total Underlying Common Shares (1)	Exercise Price per Share	Option Term from Grant Date	Vesting		Total Underlying Common Vested at 01/1/2011	Total Underlying Common Vested at 01/01/2012	Total Underlying Common Vesting at 01/01/2013	Total Underlying Common Vesting at 01/01/2014	2011 Fees Earned or Paid in Cash (4)	2010 Fees Earned or Paid in Cash (4)
Colton Melby, Chmn	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$32,875	$32,000
Colton Melby, Chmn	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
Colton Melby, Chmn	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-
William J. Clough	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$-	$-
William J. Clough	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
William J. Clough	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-
Matthew M. McKenzie	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$-	$-
Matthew M. McKenzie	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
Matthew M. McKenzie	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-
Thomas A. Price	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$23,375	$23,000
Thomas A. Price	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
Thomas A. Price	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-
Sean P. Rooney	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$24,625	$25,500
Sean P. Rooney	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
Sean P. Rooney	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-
Corey Lambrecht	3,300	$9.00	10 years	1 year	(3)	-	3,300	3,300	3,300	$24,125	$24,500
Corey Lambrecht	4,800	$7.50	10 years	4 years	(2)	2,400	3,600	4,800	4,800	$-	$-
Corey Lambrecht	3,300	$7.50	10 years	1 year	(3)	3,300	3,300	3,300	3,300	$-	$-

Footnotes:

1.	Effective January 1, 2009, each director received an option to purchase 4,800 common shares at a price of $7.50 per share within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term. Also, effective January 1, 2009, each director received an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance. Additionally, effective October 11, 2010, each director received an option to purchase 3,300 common shares at a price of $9.00 per share that vests one year after issuance. Directors are to receive a grant of 3,300 options annually. Options fully vest after one year. During the year ended 2011, directors did not receive a grant of options.

2.	Vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term.
3.	Options fully vest after one year.
4.	During 2009, 2010, and pro rata through June 30, 2011, each director received an annual cash retainer of $20,000, no meeting fee, Board Chair receives additional $10,000 annually; Audit Committee members receive $3,000 annually, Audit Committee Chair receives $5,500 annually, Compensation Committee members receive $2,000 annually, Compensation Committee Chair receives $4,500 annually. Effective July 1, 2011, each director receives a cash retainer of $23,750 annually paid pro rata from the July 1, 2011 effective date, no meeting fee and the Chairman receives a cash retainer of $33,750 annually paid pro rata from the July 1, 2011 effective date, with no meeting fee.

Employment Agreements

During fiscal year 2011, three executive officers and two key employees were employed under employment agreements.

Those executive officers are:

•	Chief Executive Officer and General Counsel
•	President/Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc. and Chief Operating Officer of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Those key employees are:

•	Chief Technical Officer
•	Senior Vice President (This office was discontinued in 2011)

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Submitted by:	Compensation Committee
Colton R. Melby, Chairman
Corey Lambrecht

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Note: The number of securities and exercise price shown in this Beneficial Interest Table and Footnotes are shown giving effect for the reverse split of 30:1.

The following table sets forth certain information regarding beneficial ownership of our Voting Shares as of the date of this report by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Voting Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of filing this document have been included in the table.

Of the 10,000,000 preferred shares authorized by the Company, 5,000,000 shares have been designated as Series A Convertible Preferred, 30,000 shares have been designated as Series B Convertible Preferred and 10,000 shares have been designated as Series C Convertible Preferred. As of December 31, 2011, no shares of Series B and Series C Convertible Preferred Stock are issued and outstanding.

BENEFICIAL INTEREST TABLE
	Common Stock		Preferred Stock
			Series A Convertible		Series B Convertible		Series C Convertible
Name and Address of Beneficial Owner (1)	Number	Percent of Class (2)	Number	Percent of Class (3)	Number	Percent of Class	Number	Percent of Class	Percent of All Voting Securities (4)
Colton Melby (5)	426,721	5.83%	-	*	-	*	-	*	5.79%
William J. Clough (6)	84,127	1.14%	-	*	-	*	-	*	1.13%
Thomas A. Price (7)	67,067	*	-	*	-	*	-	*	*
Sean P. Rooney (8)	16,173	*	-	*	-	*	-	*	*
Corey Lambrecht (9)	10,400	*	-	*	-	*	-	*	*
Matthew M. McKenzie (10)	34,322	*	-	*	-	*	-	*	*
Daniel N. Ford (11)	18,414	*	-	*	-	*	-	*	*
Kjell Qvale (12)	840,769	11.49%	-	*	-	*	-	*	11.40%
Mitchell Saltz (13)	399,529	5.46%	-	*	-	*	-	*	5.42%
Jerry Ostrin	-	*	45,000	89.03%	-	*	-	*	*
Barry Lezak	-	*	3,043	6.02%	-	*	-	*	*
Officers, Directors, Executives as Group	657,224	8.80%	-	*					8.74%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
2.	Calculated on the basis of 7,314,513 shares of common stock issued and outstanding at December 31, 2011 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants. This calculation excludes shares of common stock issuable upon the conversion of Series A Preferred Stock. This calculation takes into account the 30 to 1 reverse split.

3.	Calculated on the basis of 50,543 shares of Series A Preferred Stock issued and outstanding at December 31, 2011.
4.	Calculated on the basis of an aggregate of 7,314,513 shares of common stock with one vote per share including 50,543 shares of Series A Preferred Stock with one vote per share issued and outstanding at December 31, 2011; shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants; shares of common stock underlying convertible debt, options and warrants do not have voting privileges and are not included herein. This calculation takes into account the 30 to 1 reverse split.
5.	Colton Melby controls the investment decisions of a limited liability company that owns the securities. The limited liability company is owned by a limited partnership in which Mr. Melby owns an indirect interest. Mr. Melby's common stock includes vested options to purchase 10,400 common shares. Mr. Melby is Chairman of the Board of Directors.
6.	Mr. Clough's common stock includes vested options to purchase 60,744 common shares. Mr. Clough is a Director and Chief Executive Officer/President of CUI Global, Inc.
7.	Mr. Price's shares included vested options to purchase 10,400 common shares. Mr. Price is a Director.
8.	Mr. Rooney's shares include vested options to purchase 10,400 common shares. Mr. Rooney is a Director.
9.	Mr. Lambrecht's shares include vested options to purchase 10,400 common shares. Mr. Lambrecht is a Director.
10.	Mr. McKenzie's shares include vested options to purchase 33,645 common shares. Mr. McKenzie is a Director, Chief Operating Officer of CUI Global, Inc. Mr. McKenzie's securities include an option to purchase 2,796 shares owned by his spouse.
11.	Mr. Ford's shares include vested options to purchase 17,060 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc.
12.	Mr. Qvale's common stock includes 10,071 shares underlying two fully vested warrants. All securities are owned by a trust controlled by Mr. Qvale.
13.	A portion of Mr. Saltz's securities is owned by a limited liability company controlled by Mr. Saltz.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2011, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighter-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	41,750	$5.70	1,340,000
Equity compensation plans not approved by security holders	217,549	$8.14	191,727
Total	259,299	$7.75	1,531,727

Equity Compensation Plans Approved by Shareholders

On May 16, 2008 the Company’s Board of Directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan. At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders. At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8.

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

October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive). Options granted are presented at post reverse quantities. On October 11, 2010, 3,300 options were granted to each director of the Company with an exercise price of $9.00 per share and vesting one year after the October 11, 2010 date of grant. Two employees who also serve as directors received 52,277 bonus options as employees and 29,936 stock options were granted to corporate officers and employees. The employee bonus options have an exercise price of $9.00 per share and vest over four years, 25% at year one and thereafter in equal monthly installments.

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

The Company has outstanding at December 31, 2011, the following options issued under equity compensation plans not approved by security holders:

During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested shares; 28,800 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 19,800 shares that fully vested one year after the date of grant.

During 2010 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $9.00 per share as follows: 19,800 options that vest one year after the 10/11/2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2011, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

Financing of the CUI Asset Acquisition and Related Matters

Effective May 16, 2008 the Company formed a wholly owned subsidiary into which CUI, Inc., an Oregon corporation, merged all of its assets. The funding for this acquisition was provided by a bank note, a seller’s note and a convertible seller’s note. Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI, Inc. prior to the acquisition and they each, along with James McKenzie are shareholders in International Electronic Devices, Inc. (IED). The consideration paid by the Company is summarized as follows:

•	$6,000,000 cash loan from Commerce Bank of Oregon, term of 3 years, interest only, prime rate less 0.50%, secured by Letters of Credit. This note was paid in 2010.

•	$14,000,000 promissory note to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2,312,792 was recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.

•	$17,500,000 convertible promissory note to IED plus 1.7% annual simple interest and 2.3% annual success fee, permitting payees to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $7.50 and at the end of the three year term giving to CUI Global the singular, discretionary right to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $7.50. This note also provided a right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. In May 2009, CUI Global and the related party debt holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note related to the acquisition of CUI, Inc. by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retained the total maximum convertible shares at 2,333,333 as stated in the original Note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. The Company recognized additional paid in capital contribution related to this 2009 extinguishment of debt of $11,808,513. On April 1, 2010, the Company settled the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 33,333 shares of the company’s common stock at the stated conversion rate of $2.10 per share. The Company recognized additional paid in capital contribution from the 2010 extinguishment of debt of $5,630,500.

•	Appointment by note payees of three members to Board of Directors for so long as there remains an unpaid balance was terminated upon release of the convertible seller’s note by payees and described more thoroughly herein.

IED and Other Affiliates Related Matters

During 2011 and 2010, $1,110,809 and $1,616,180, respectively, in principal and interest payments were made in relation to the promissory notes issued to IED. The 2011 payment includes a note receivable balance of $192,508 held by CUI Global that was conveyed to IED, Inc. and applied towards the promissory note balance in accordance with a settlement agreement. Also, during 2010, $70,000 of principal was converted to 33,333 shares of CUI Global common stock at $2.10 per share in accordance with the convertible note terms and $200,000 of principal was converted to 33,333 shares of CUI Global common stock at $6.00 per share in accordance with a settlement agreement.

In May 2010 two corporate officers, one of whom is also a director, Daniel N. Ford and Matthew M. McKenzie, as shareholders in IED, an entity that owns Company promissory notes, received 1,010 shares of common stock in a negotiated satisfaction of a promissory note and in December 2010 these two individuals also received 1,020 shares of common stock at $6.00 per share as their portion of the conversion of an additional $200,000 of Company debt owed to IED.

As a part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition, majority owner of IED, Inc. and Matt McKenzie, COO and Director of the Company.

Matters Relating to the $6,000,000 Bank Note

The $6,000,000 bank note as noted above was secured by personal guarantees in the form of Letters of Credit in favor of the Commerce Bank of Oregon. In consideration for posting the Letters of Credit, the Company issued to each individual who supplied a Letter of Credit, warrants to purchase, within 3 years at a per share price of $0.30, one CUI Global common share for every thirty dollars ($30) of the Letter of Credit. The warrants became fully vested at the second anniversary date. A former officer of the Company, Clifford Melby, received a 10,000 share warrant which was exercised August 17, 2010; a former director, John Rouse, received a 10,000 share warrant which was exercised December 16, 2010; a director, Colton Melby (through an entity in which Colton Melby controls the investment decisions), received a 13,333 share warrant which was exercised August 18, 2010; a director, Thomas A. Price, received a 23,333 share warrant which was exercised April 19, 2011; an owner of 10% of the voting rights attached to outstanding shares, Kjell H. Qvale Survivors Trust, received a 133,333 share warrant which was exercised May 13, 2011; and a 10,000 share warrant was issued to an individual investor, which was exercised May 4, 2011.

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 631,314 shares of common stock at $3.168 per share. The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000. The 631,314 shares of common stock were issued as follows: 284,091 to an investor, 126,263 to an entity controlled by a director, Colton Melby, 126,263 to a director, Thomas A. Price, and 94,697 to a former officer of the Company.

Secured Promissory Notes

At December 31, 2010, there was $481,326 remaining outstanding on a secured promissory note, with interest accrued at 12% per annum and due January 1, 2012. The balance of this promissory note was paid in full during 2011.

Unsecured Promissory Note

In May 2010 an investor, Kjell H. Qvale Survivors Trust, received 374,032 shares of common stock at a per share price of $3.168 through conversion of a $1,000,000 promissory note plus accrued interest of $184,932.

Common Stock Sold to Affiliates

In October 2010, 33,333 shares of common stock were issued to a director, Thomas A. Price, at $6.00 per share in consideration for a cash payment of $200,000.

In December 2010, 14,167 shares of common stock were issued to a limited liability company, Central Finance, LLC, at $6.00 per share in consideration for a cash payment of $85,000. A former officer of the Company, Clifford Melby, is a part owner in the limited liability company.

Short Term Convertible Loan

In July 2011, a CUI Global officer, Daniel N. Ford, provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share.

Item 14. Principal Accountants Fees and Services

Compensation of Auditors

The financial statements of the Company, which are furnished herein as of December 31, 2011, have been audited by Webb & Company, P. A., Independent Registered Public Accounting Firm. Webb & Company, P. A. billed the Company an aggregate of $134,968 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2011 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2011. Webb & Company, P. A. billed the Company an aggregate of $99,585 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2010. Webb & Company, P.A. billed any audit related fees, tax fees, or other fees of $5,276 and $0 during the years ended December 31, 2011 and 2010, respectively.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.9[2]	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 200,000,000 to 325,000,000, filed September 17, 2009.
3.10[4]	Amended and Restated Articles of Incorporation showing corporate name change to CUI Global, Inc.
10.32[4]	Amendment to $14,000,000 Convertible Promissory Note effective September 1, 2010.
10.33[4]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.34[5]	Agreement for the sale of certain intellectual property rights dated September 2, 2011.
14.1[1]	Waytronx, Inc. Code of Ethics for Principal Executive and Financial Officers and Waytronx, Inc. Code of Ethics and Business Conduct Statement of General Policy.
21.1[3]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.7	Proxy Statement and Notice of 2011 Annual Shareholder Meeting filed October 5, 2011.
23.6[5]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-K filed herewith.
31.1[5]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[5]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[5]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[5]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[5]	XBRL-Related Documents.

Footnotes to Exhibits:

1	Incorporated by reference to our Proxy Statement and Notice of 2005 Annual Shareholder Meeting filed with the Commission October 7, 2005.
2	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
3	Incorporated by reference to the Form S-3 filed with the Commission on August 17, 2009.
4	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2011.
5	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)	A report on Form 8-K filed on January 4, 2011 reporting disclosure of corporate name change to CUI Global, Inc.

(b)	A report on Form 8-K filed on January 7, 2011 reporting the unregistered sale of equity securities.
(c)	A report on Form 8-K filed on March 29, 2011 reporting non-reliance on previously issued financial statements or a related audit report or completed interim review.
(d)	A report on Form 8-K filed on August 11, 2011 reporting amendments to the registrant’s Code of Ethics.
(e)	A report on Form 8-K filed on August 25, 2011 reporting the stockholders approved a proposal to effect a reverse stock split of the issued and outstanding shares of the company’s $0.001 par value common stock at any time prior to June 30, 2012 at a ratio of up to one for fifty (1 for 50) shares.
(f)	A report on Form 8-K filed on January 5, 2012 reporting Regulation FD Disclosure.
(g)	A report on Form 8-K filed on January 12, 2012 reporting entry into a material definitive agreement to sell a portion of the company’s patent portfolio.
(h)	A report on Form 8-K filed on January 24, 2012 reporting Regulation FD Disclosure.
(i)	A report on Form 8-K filed on February 17, 2012 reporting the effective date of the company’s common stock reverse split, “up-listing” to The Nasdaq Stock Market under the trading symbol "CUI" and the Form S-1 registration statement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 26, 2012
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 26, 2012
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee	March 26, 2012
Sean P. Rooney

CUI Global, Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

CUI Global, Inc.

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Gain and Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6 – F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10

65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

CUI Global, Inc.

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive gain and loss, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CUI Global, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the two years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 26, 2012

CUI Global, Inc.

Consolidated Balance Sheets

For the Years Ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

Assets:
Current Assets:
Cash and cash equivalents	$176,775	$373,823
Trade accounts receivable, net of allowance of $125,000 and $125,000, respectively	3,694,641	3,822,735
Other accounts receivable	43,314	15,926
Other accounts receivable, related party	7,477	202,418
Inventories, net of allowance of $240,000 and $164,005, respectively	3,563,111	3,735,641
Prepaid expenses and other	632,310	339,103
Assets held for sale	-	3,187,283
Total current assets	8,117,628	11,676,929

Property and equipment, net	910,810	1,010,362

Other assets:
Investment - equity method	198,621	157,149
Technology rights, net	252,395	778,903
Patent costs, net	6,313	-
Other intangible assets, net	33,090	-
Deposits and other	92,216	63,215
Notes receivable, net	529,706	15,831
Debt offering costs, net	116,111	450,859
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	22,950,053	23,187,558
Total assets	$31,978,491	$35,874,849

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,114,029	$1,757,682
Preferred stock dividends payable	5,054	5,054
Demand notes payable	1,528,900	1,549,779
Accrued expenses	1,197,395	1,588,684
Accrued compensation	126,672	399,013
Unearned revenue	70,755	70,030
Notes payable, current portion due	4,000,000	4,109,749
Notes payable, related party, current portion due	-	487,208
Convertible notes payable, related party, current portion due	35,000	-
Liabilities held for sale	-	3,274,314
Total current liabilities	9,077,805	13,241,513
Long term notes payable, net of current portion due of $4,000,000 and $4,109,749, respectively	-	371,577
Long term notes payable, related party, net of current portion due of $0 and $487,208, respectively	10,303,683	10,308,983
Total long term liabilities	10,303,683	10,680,560
Total liabilities	19,381,488	23,922,073

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at December 31, 2011 and December 31, 2010, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 7,314,513 and 7,134,856 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	7,135	7,135
Common stock issuable; 0 and 1,667 shares authorized and issuable at December 31, 2011 and December 31, 2010, respectively	-	2
Additional paid-in capital	86,217,169	85,939,480
Accumulated deficit	(73,645,501)	(73,596,738)
Accumulated other comprehensive gain (loss)	17,969	(50,810)
Total stockholders' equity	12,597,003	12,299,120
Noncontrolling interest in discontinued operations	-	(346,344)
Total liabilities and stockholders' equity	$31,978,491	$35,874,849

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Product Sales	$38,877,698	$37,502,779
Revenue from freight	60,628	72,378
Total revenue	38,938,326	37,575,157
Cost of revenues	24,133,073	22,727,210

Gross profit	14,805,253	14,847,947

Operating expenses
Selling, general and administrative	13,347,853	11,991,976
Research and development	716,321	740,396
Bad debt	82,192	64,684
Impairment of technology rights	-	3,105,956
Impairment of patents	-	418,185
Total operating expenses	14,146,366	16,321,197

Income (loss) from operations	658,887	(1,473,250)

Other income (expense)
Other income	53,657	87,178
Other expense	(38,678)	(158,618)
Gain on sale of technology rights	143,636	-
Investment income (loss)	41,472	78,074
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(334,747)	(3,859,342)
Interest expense	(918,189)	(1,151,617)
Total other income (expense), net	(1,052,849)	(5,004,325)

(Loss) before taxes	(393,962)	(6,477,575)
Provision for taxes	29,810	111,138
Consolidated Net (loss) from continuing operations	(423,772)	(6,588,713)
Profit (loss) from discontinued operations
Profit (loss) from discontinued operations	(160,153)	(871,803)
Gain on divestment of Comex Electronics	603,034	-
Net profit (loss) from discontinued operations	442,881	(871,803)
Consolidated Net profit (loss)	19,109	(7,460,516)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	67,872	(444,620)

Net (loss) allocable to common stockholders	$(48,763)	$(7,015,896)

Basic and diluted (loss) per common share from continuing operations	$(0.06)	$(1.05)
Basic and diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.05	$(0.07)
Basic and diluted (loss) per common share	$(0.01)	$(1.12)
Basic and diluted weighted average common and common equivalents shares outstanding	7,249,180	6,285,600

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Comprehensive Gain and Loss

For the Years Ended December 31, 2011 and 2010

	2011	2010
Net (loss) allocable to common stockholders	$(48,763)	$(7,015,896)

Other comprehensive gain (loss)
Foreign currency translation adjustment	$68,779	$(22,617)
Comprehensive gain (loss)	$20,016	$(7,038,513)

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Series A Preferred Stock and Preferred Stock Issuable		Series B Preferred Stock		Series C Preferred Stock		Common Stock and Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2009 (Restated)	50,543	$51	-	$-	-	$-	5,661,255	$5,661
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Additional paid in capital assoicated with debt extinguishments	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	36,930	37
Common stock issued for services and compensation	-	-	-	-	-	-	10,333	11
Common stock issued in conjunction with the conversion of debt	-	-	-	-	-	-	560,025	560
Issuance of common stock	-	-	-	-	-	-	867,980	868
Noncontrolling interest investment in Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-
Balance, December 31, 2010	50,543	$51	-	$-	-	$-	7,136,523	$7,137
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	166,936	167.00
Common stock issued for services and compensation	-	-	-	-	-	-	10,957	11.00
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-	97	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2011	50,543	$51	-	$-	-	$-	7,314,513	$7,315

						Total
	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Profit (Loss)	Equity (Deficit)
Balance, December 31, 2009 (Restated)	$72,539,974	$-	$(66,580,842)	$31,609	$(28,193)	$5,968,260
Warrants and options granted for services and compensation	74,912	-	-	-	-	74,912
Additional paid in capital assoicated with debt extinguishments	7,943,292	-	-	-	-	7,943,292
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	30,181	-	-	-	-	30,218
Common stock issued for services and compensation	69,989	-	-	-	-	70,000
Common stock issued in conjunction with the conversion of debt	1,862,000	-	-	-	-	1,862,560
Issuance of common stock	3,419,132	-	-	-	-	3,420,000
Noncontrolling interest investment in Comex Electronics Ltd.	-	-	-	66,667	-	66,667
Net loss for the year ended December 31, 2010	-	-	(7,015,896)	-	-	(7,015,896)
Less Non-controlling interest	-	-	-	(444,620)	-	(444,620)
Other comprehensive loss	-	-	-	-	(22,617)	(22,617)
Balance, December 31, 2010	$85,939,480	$-	$(73,596,738)	$(346,344)	$(50,810)	$11,952,776
Warrants and options granted for services and compensation	166,367	-	-	-	-	166,367
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	49,833	-	-	-	-	50,000
Common stock issued for services and compensation	61,489	-	-	-	-	61,500
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	278,472	-	278,472
Net loss for the year ended December 31, 2011	-	-	(48,763)	-	-	(48,763)
Less Non-controlling interest	-	-	-	67,872	-	67,872
Other comprehensive gain	-	-	-	-	68,779	68,779
Balance, December 31, 2011	$86,217,169	$-	$(73,645,501)	$-	$17,969	$12,597,003

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to CUI Global, Inc.	$(48,763)	$(7,015,896)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	227,867	144,912
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	334,747	3,859,342
Non-cash (profit) on equity method investment	(41,472)	(78,074)
Bad debt expense	82,192	64,684
Amortization of technology rights	245,144	262,788
Amortization of patent costs	333	17,415
Amortization of website development	4,328	10,733
Impairment of technology rights	-	3,105,956
Impairment of patents	-	418,185
Inventory reserve	75,995	64,005
Gain on sale of technology rights	(143,636)	-
Loss on disposal of assets	1,563	6,336
Net profit (loss) - noncontrolling interest in discontinued operations	67,872	(444,620)
Depreciation	520,959	432,974
Amortization	-	769
(Increase) decrease in assets:
Trade accounts receivable	107,902	(705,556)
Other accounts receivable	(27,388)	(8,074)
Other accounts receivable, related party	2,433	(13,628)
Inventory	96,535	(1,092,696)
Prepaid expenses and other current assets	(310,347)	23,924
Deposits and other assets	(29,001)	(28,215)
Increase (decrease) in liabilities:
Accounts payable	356,347	219,016
Accrued expenses	(391,289)	1,023,001
Accrued compensation	(272,341)	163,876
Unearned revenue	725	(14,408)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	860,705	416,749
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	22,141	78,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology rights and development	-	(70,000)
Investment in patents	(6,646)	(7,230)
Investment in other intangible assets, net	(37,418)	-
Proceeds from Notes receivable	63,506	60,376
Proceeds from sales of technology rights	425,000	-
Purchase of property and equipment	(422,970)	(352,345)
NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	21,472	(369,199)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	195,278	(36,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(20,879)	(772,450)
Proceeds from (payments to) notes and loans payable	(481,326)	(2,289,413)
Proceeds from convertible notes payable, related party	35,000	-
Payments on notes and loans payable, related party	(300,000)	(1,077,738)
Proceeds from conversion of debt to non-controlling interest	-	66,667
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	50,000	3,450,218
NET CASH (USED IN) CONTINUING FINANCING ACTIVITIES	(717,205)	(622,716)
NET CASH PROVIDED BY (USED IN) DISCONTINUED FINANCING ACTIVITIES	(648,218)	537,921
EFFECT OF EXCHANGE RATE CHANGES ON CASH	68,779	(22,617)
Cash and cash equivalents at beginning of year	373,823	391,486
Cash and cash equivalents at end of period	176,775	373,823
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(197,048)	$(17,663)

(continued)

	For the years ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$39,264	$-

Interest paid	$917,216	$966,097

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debt for intrinsic value of convertible notes payable	$-	$3,143,071

Amortization of debt offering costs	$334,747	$716,271

Conversion of debt to common stock	$-	$1,620,000

Conversion of accrued liabilities to common stock	$-	$242,559

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$61,500	$70,000

See accompanying notes to financial statements

CUI Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% interest at December 31, 2011 and 2010, respectively) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI defines its products into three categories: electronic components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions known as V-Infinity and test and measurement including the Vergence GasPT2 . These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics, Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The operations of CUI Japan are not affected by this divestment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include estimates used to review the Company’s long-lived assets for impairment, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.

Principles of Consolidation

The consolidated financial statements for 2011 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan for the full year as well as the discontinued operations of Comex Electronics through June 30, 2011. The consolidated financial statements for 2010 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan and the discontinued operations of Comex Electronics for the full year. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2011 due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and 2010, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits. However, at December 31, 2011 the Company held $71,995 in Japanese foreign bank accounts and $62,664 in European foreign bank accounts. At December 31, 2010, the Company held $142,952 in European foreign bank accounts and $20,383 in Japanese foreign bank accounts.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with the revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $125,000 and $125,000 at December 31, 2011 and 2010, respectively, is considered adequate. The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of its receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention. At December 31, 2011 and 2010 inventory is valued, net of allowances, at $3,563,111 and $3,735,641, respectively. The allowances for inventory were $240,000 and $164,005 at December 31, 2011 and 2010, respectively.

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

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. During 2010, the Company recorded impairment expense of $3,105,956 related to technology rights and $418,185 related to patents. There were no impairment expenses recorded by the Company in 2011.

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

Intangible assets consist of the following as of December 31, 2011 and 2010:

76

	2011	2010
Technology Rights	$303,664	$803,664
Accumulated amortization	(51,269)	(24,761)
Net	$252,395	$778,903

Patent costs	$6,646	$-
Accumulated amortization	(333)	-
Net	$6,313	$-

Debt offering costs	$220,000	$2,274,646
Accumulated amortization	(103,889)	(1,823,787)
Net	$116,111	$450,859

Intangible, trademark and tradename CUI	$4,892,856	$4,892,856
Accumulated amortization	-	-
Net	$4,892,856	$4,892,856

Intangible, trademark and tradename V-Infinity	$1,373,828	$1,373,828
Accumulated amortization	-	-
Net	$1,373,828	$1,373,828

Intangible, patent pending technology	$551,559	$551,559
Accumulated amortization	-	-
Net	$551,559	$551,559

Intangbiile, customer list	$1,857,000	$1,857,000
Accumulated amortization	-	-
Net	$1,857,000	$1,857,000

Intangible, CUI Japan	$139,201	$139,201
Accumulated amortization	-	-
Net	$139,201	$139,201

Goodwill	$12,909,273	$12,909,273
Accumulated amortization	(2,116)	(2,116)
Net	$12,907,157	$12,907,157

Other intangible assets	$67,481	$72,933
Accumulated amortization	(34,391)	(72,933)
Net	$33,090	$-

As of December 31, 2011, CUI Global has $303,664 of capitalized costs related to technology rights. Technology rights are amortized over a twenty year life. During 2010, the Company recognized an impairment related to technology rights of $3,105,956. In an effort to concentrate our business focus on our core product development and marketing, in December 2011, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000 and recognized a gain on sale of technology rights in 2011 of $143,636.

When patents are approved, the costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. During 2010, the Company recognized impairment expense on patents of $418,185 and had a capitalized balance remaining of $0. During 2011, the Company capitalized $6,646 related to patents. The capitalized balance remaining at December 31, 2011 is $6,646.

As of December 31, 2011, $220,000 of debt offering costs related to payments issued in efforts to secure debt financing for the Company have been capitalized. The debt offering costs are amortized over the life of the applicable loan.

As of December 31, 2011, $4,892,856 of costs related to Goodwill, trademark and trade name CUI have been capitalized. Goodwill, trademark and trade name CUI is reviewed regularly for impairment by management.

As of December 31, 2011, $1,373,828 of costs related to Goodwill, trademark and trade name V-Infinity have been capitalized. Goodwill, trademark and trade name V-Infinity is reviewed regularly for impairment by management.

As of December 31, 2011, CUI Global has $551,559 of capitalized costs related to Goodwill, patent pending technology. Goodwill, patent pending technology is reviewed regularly for impairment by management.

As of December 31, 2011, CUI Global has $1,857,000 of capitalized costs related to Goodwill, customer list. Goodwill, customer list is reviewed regularly for impairment by management.

As of December 31, 2011, $139,201 of costs related to Goodwill, CUI Japan have been capitalized. Goodwill, CUI Japan is reviewed regularly for impairment by management.

As of December 31, 2011, CUI Global has $12,909,273 of capitalized costs related to Goodwill. Goodwill is reviewed regularly for impairment by management.

As of December 31, 2011, CUI Global has $67,481 of capitalized costs related to other intangible assets which are being amortized over their useful lives.

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing a 11.54% interest at December 31, 2011 and 2010, respectively) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. A summary of the unaudited financial statements of the affiliate for the years ended December 31, 2011 and 2010 are as follows:

78

	2011	2010
Current assets	$5,532,030	$5,635,096
Non-current assets	577,335	836,832
Total Assets	$6,109,365	$6,471,928

Current liabilities	$2,696,409	$3,305,810
Non-current liabilities	1,355,370	1,464,832
Stockholders' equity	2,057,586	1,701,286
Total Liabilities and Stockholders' Equity	$6,109,365	$6,471,928

Revenues	$12,280,892	$11,899,948
Operating income	598,691	70,611
Net profit	359,254	676,305
Company share of Net Profit at 11.54%	41,472	78,074
Equity investment in affiliate	$198,621	$157,149

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

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. A change in the estimate of the patent having a future beneficial value will impact the other assets and expense accounts. During the years ended 2010, the Company recorded impairment charges of $418,185 related to capitalized patents.

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

See Note 15, for additional disclosure and discussion of the employee stock plan and activity.

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

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $60,628 and $72,378 for the years ended December 31, 2011 and 2010, respectively. The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at December 31, 2011 or 2010.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $781,661 and $570,525, respectively.

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

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. An income tax benefit has not been recognized for its operating losses generated during 2011 and 2010 based on uncertainties concerning the ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2011 and 2010. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s Federal and State tax returns for the years 2006-2011 remain open to examination by the tax authorities.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2011 and 2010, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2011 and 2010. The following table summarizes the potential common stock shares at December 31, 2011 and 2010, which may dilute future earnings per share.

	2011	2010
Convertible preferred stock	9,266	9,266
Warrants and options, vested	211,861	593,593
Convertible debt	6,863	-
	227,990	602,859

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

The following information is presented for the year ended December 31, 2011 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$21,993,076	$12,545,556	$4,087,210	$-	$312,484	$38,938,326
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$-	$17,592	$17,592
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$41,472	$41,472
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$334,747	$334,747
Interest expense	$-	$-	$-	$-	$918,189	$918,189
Depreciation and amortization	$-	$-	$-	$-	$770,764	$770,764
Gain on sale of technology rights	$-	$-	$-	$-		$-
Segment profit (loss)	$7,894,470	$2,990,960	$611,057	$130,246	$(11,607,624)	$19,109
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$227,867	$227,867
Gain on divestment of Comex Electronics	$-	$-	$-	$603,034	$-	$603,034
Segment assets	$-	$-	$-	$-	$31,978,491	$31,978,491
Foreign currency translation adjustments	$-	$-	$-	$-	$68,779	$68,779
Expenditures for segment assets	$-	$-	$-	$-	$467,034	$467,034

The following information is presented for the year ended December 31, 2010 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$22,581,776	$9,447,644	$4,279,243	$-	$1,266,494	$37,575,157
Intersegment revenues	$-	$-	$-	$-	$-	$-
Derivative income	$-	$-	$-	$-	$-	$-
Interest revenues	$-	$-	$-	$-	$24,582	$24,582
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$78,074	$78,074
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$3,859,342	$3,859,342
Interest expense	$-	$-	$-	$-	$1,151,617	$1,151,617
Depreciation and amortization	$-	$-	$-	$-	$724,679	$724,679
Segment profit (loss)	$7,622,049	$1,908,103	$627,560	$(871,803)	$(16,746,425)	$(7,460,516)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-		$144,912	$144,912
Impairment of Patents	$-	$-	$-	$-	$418,185	$418,185
Impairment of Technology Rights	$-	$-	$-	$-	$3,105,956	$3,105,956
Segment assets	$-	$-	$-	$3,187,283	$32,687,566	$35,874,849
Foreign currency translation adjustments	$-	$-	$-	$-	$(22,617)	$(22,617)
Expenditures for segment assets	$-	$-	$-	$-	$429,575	$429,575

Only the Discontinued Operations and Other operating segments hold assets individually. The External Power and Components, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2011 and 2010:

	2011	2010
Building	$-	$-
Equipment	2,193,817	1,902,052
Computers and software	778,985	749,584
	2,972,802	2,651,636
Less accumulated depreciation	(2,061,992)	(1,641,274)
	$910,810	$1,010,362

Depreciation expense for the years ended December 31, 2011 and 2010 was $520,959 and $432,974, respectively.

4.	TECHNOLOGY RIGHTS AND LICENSE AND ROYALTY AGREEMENTS, PATENT COSTS, OTHER INTANGIBLE ASSETS, AND DEBT OFFERING COSTS

During 2011, there were no additions or impairments to technology rights and license and royalty agreements. During 2011, in an effort to concentrate our business focus on our core product development and marketing, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000. During 2010, the Company capitalized $70,000 of technology rights related to power technologies. Also during 2010, the Company recorded an impairment charge of $3,105,956 related to WayCool technology rights.

The technology rights are amortized over the twenty-year estimated life of the technology, unless a shorter life is deemed appropriate by management based on the life expectancy of the related technology. The technology rights balance at December 31, 2011 and 2010 were as follows:

	2011	2010
Technology Rights	$303,664	$803,664
Accumulated amortization	(51,269)	(24,761)
Net	$252,395	$778,903

Amortization of technology rights during 2011 was $245,144 compared to $262,788 in 2010. The estimated annual amortization expense related to existing technology rights as of December 31, 2011 is expected to be $26,508 in 2012, $26,508 in 2013, $26,508 in 2014 and $21,842 in 2015. Management has evaluated the technology rights for impairment and believes no additional impairment expense related to technology rights exists at December 31, 2011.

During 2011, there were $6,646 of additions to patent costs, with no impairments. During 2010, there were $7,230 of additions and $418,185 of impairments to patent costs related to WayCool patent costs. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. Amortization of patent costs during 2011 was $333 compared to $17,415 during 2010. The estimated annual amortization expense related to existing patent costs as of December 31, 2011 is expected to be $665 in 2012, $665 in 2013, $665 in 2014 and $665 in 2015. Management has evaluated patent costs for impairment as of December 31, 2011 and believes no additional impairment expense related to patent costs exists at December 31, 2011.

During 2011 and 2010, there were $37,418 and $0 of additions to other intangible assets, respectively. Other intangible assets are being amortized over their useful lives. Amortization of other intangible assets during 2011 was $4,328 compared to $11,502 during 2010. The estimated annual amortization expense related to existing other intangible assets as of December 31, 2011 is expected to be $6,896 in 2012, $6,896 in 2013, $6,896 in 2014 and $6,896 in 2015. Management has reviewed other intangible assets and believes there is no impairment expense related to other intangible assets exists at December 31, 2011.

As of December 31, 2011, $220,000 of debt offering costs related to payments issued in efforts to secure debt financing for the Company have been capitalized. The debt offering costs are amortized over the life of the applicable loan. Amortization of debt offering costs during 2011 was $334,747 compared to $716,271 in 2010. The estimated annual interest expense for the amortization of debt offering costs existing at December 31, 2011 is expected to be $73,333 in 2012, $42,778 in 2013, $0 thereafter.

5.	NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

	December 31,
	2011	2010
Original Principal	$-	$6,200,000
Notes Converted	-	(1,320,000)
Proceeds from notes	35,000
Notes Repaid	-	(100,000)
Notes Amended	-	(4,780,000)
Ending Balance	$35,000	$-

	December 31,
	2011	2010
Warrant Value	$-	$2,773,555
Amortization	-	(504,283)
Warrant Value Amended	-	(2,269,272)
Ending Warrant Value Discount	$-	$-

Unamortized discount	$-	$-

Convertible notes payable, net	$35,000	$-

During the last three quarters of 2006 through 2008, the Company privately placed approximately $3,450,000 of 12% promissory notes. $1,650,000 ($650,000 of this amount has been repaid and $1,000,000 was converted to common stock leaving $0 principal balance remaining at December 31, 2011 and 2010) of these notes are convertible to common stock at a per share price equal to eighty percent (80%) of the average closing bid price of one share of Company common stock for 10 days preceding the Conversion Date. There was, however, a $6.00 per share minimum limit on the conversion price, which limited the number of shares that the company would be obligated to issue. However, in April 2010 in conjunction with other debt reduction initiatives, the Company agreed with the convertible note holder to convert the remaining $1,000,000 of principal and related accrued interest at $3.168 per share of common stock based on 80% of the average closing price of one share of Company common stock for the 10 days preceding the conversion date. Additionally, each investor in the convertible promissory notes were issued a warrant to purchase at any time within three (3) years following the date of investment, at a per share price of thirty cents ($0.30), that number of shares of CUI Global, Inc. common stock as is equal in value to one tenth the principal investment. Such value to be determined by the average per share closing bid price of CUI Global, Inc. common stock for the 10 days preceding the date of investment. Of the remaining $1,800,000 notes, $700,000 ($450,000 of this amount has been repaid and $250,000 was converted to common stock leaving $0 principal balance remaining at December 31, 2011 and 2010) of these notes were convertible to common stock at a per share price of $7.50. Also in April 2010, in conjunction with the conversion of the $1,000,000 convertible note previously discussed, $250,000 of this principal balance and related accrued interest was converted to common stock under the same terms of $3.168 per share of common stock based on 80% of the average closing price of one share of Company common stock for the 10 days preceding the conversion date. The remaining $1,100,000 ($975,000 of this amount has been repaid, $100,000 was converted to common stock and $25,000 was recorded as additional paid in capital was recorded related to the debt settlement of $25,000 of the promissory note leaving $0 of principal balance remaining at December 31, 2011) were not convertible. In September 2010, in conjunction with an extension of the terms of the remaining balance on this note, the promissory note was amended such that $100,000 of principal could be converted at a strike price of $4.50 per share of common stock. In October 2010, the note holder exercised the conversion of the $100,000 of principal. As of December 31, 2011, 534,184 common shares have been issued pursuant to the conversion of these promissory notes and exercise of the warrants; 10,071 common shares are held in reserve as of December 31, 2011 underlying the common stock purchase warrants and common shares underlying the warrants.

Additionally, the Company also utilized three separate notes to fund the acquisition of CUI, Inc. A $6,000,000 (paid $6,000,000 as of December 31, 2010, $0 principal remaining at December 31, 2011 and 2010) cash loan from Commerce Bank of Oregon, with a term of 3 years, paying interest only at the prime rate less 0.50%, with a minimum interest rate of 4.50%, (4.50% at December 31, 2009), and secured by personal Letters of Credit from related parties. In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 631,314 shares of common stock. The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank bringing the net loan balance to $4,000,000. Also in August 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% (4.58% at December 31, 2011), and secured by personal letters of credit from a related party. The balance remaining at December 31, 2011 on the term note with Wells Fargo was $4,000,000. The Company is in full compliance with all covenants on this term note.

The second note utilized to fund the acquisition of CUI, Inc. was a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of CUI Global during the term of the note. In September 2010, the Company negotiated an amendment to this note which provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018. The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital. In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011. Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $187,208 to IED during the first quarter of 2011. At December 31, 2011, the current portion of this note is $0, the long term balance is $10,303,683.

The third note utilized to fund the acquisition of CUI, Inc. was a $17,500,000 convertible promissory note with 1.7% annual simple interest and a 2.3% annual success fee, permitting payee to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $7.50 and at the end of the three year term (May 15, 2011) giving to CUI Global the singular, discretionary right to convert any unpaid principal, interest and success fee to CUI Global common stock at a per share price of $7.50. This note also provides a right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of CUI Global during the term of the note. In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retained the total maximum convertible shares at 2,333,333 as stated in the original Note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized additional paid in capital related to the 2009 extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487. In April 2010, CUI Global and the debt holder agreed to settle the note and related accrued interest totaling $850,500 for a one-time $50,000 payment and 33,333 shares of common stock valued at $2.10 per share in accordance with the note. CUI Global recorded additional paid in capital of $5,630,500 related to this 2010 extinguishment of debt and expensed the remaining balance of the discount on debt relating to this note of $2,269,272. At December 31, 2011 and 2010, the balance on this note is $0.

Through the acquisition of CUI, Inc., the Company had a capital lease note payable related to office equipment and furniture and was secured by the same office equipment and furniture. The capital lease was paid in full in 2010. The balance at December 31, 2011 and 2010 related to this capital lease is $0.

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share. The balance of this loan at December 31, 2011 is $35,000 and is reported on the balance sheet as Convertible note payable, related party, current portion due.

The following table details the maturity of the notes payable and working capital line of credit for CUI Global, Inc. as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Notes Payable Maturities:	$5,563,900	$-	$-	$-	$-	$10,303,683	$15,867,583

6.	WORKING CAPITAL LINE OF CREDIT

At December 31, 2011, CUI, Inc. had a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the daily three month LIBOR plus 3.75% (4.33% at December 31, 2011). The Wells Fargo LOC expires July 31, 2013. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At December 31, 2011, the balance outstanding on the line of credit was $1,528,900. At December 31, 2010, the balance outstanding on the line of credit was $1,549,779. The LOC is secured by all of the Company’s accounts, documents, equipment, general intangibles, goods, instruments, inventory, investment property, letter-of-credit rights, letters of credit and all cash and cash equivalents.

7.	COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

As of the year ended December 31, 2011, the following employment agreements were in place:

Chief Executive Officer, General Counsel, Director: This employment agreement expires May 15, 2014. The CEO is eligible for annual bonuses and stock option grants. Said contract provides, in relevant part, for an annual salary of $325,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global year end Statement of Operations shows the Gross Revenue equal to or in excess of fifteen percent (15%), but less than thirty percent (30%) of the immediate preceding calendar year, Mr. Clough shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed during that entire calendar year. In substitution of the bonus percentages described in the prior sentence, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to one hundred percent (100%) of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010, there was an accrual of $13,542 and $30,000, respectively, for compensation owed to Mr. Clough.

President, Chief Operating Officer, Director: This employment agreement expires May 15, 2014. The President is eligible for annual bonuses and stock option grants. Said contract provides, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year, beginning with 2008, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010 there was an accrual of $12,083 and $30,000, respectively, for compensation owed to Mr. McKenzie.

Chief Financial Officer: This employment agreement expires May 15, 2014. The CFO is eligible for annual bonuses and stock option grants. Mr. Ford is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2011 and 2010 there was an accrual of $0 and $67,500, respectively, for compensation owed to Mr. Ford.

Leases

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. During the period January 1 through December 31, 2010, the monthly base rent was $40,000. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011. In addition to the base rent (subject to periodic base lease payment increases), the Company was responsible for property taxes, maintenance and related VAT taxes. During the year ended December 31, 2011 and 2010, the monthly base rent was approximately $1,386 and $3,413, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company had leased spaces in Tokyo, Japan and owned a small manufacturing facility on leased land in Nagano, Japan. The CUI Japan leased space in Tokyo, Japan expired August 31, 2011 and was extended to January 31, 2012. The monthly base rent for this space during the year ending December 31, 2011 was $3,892.

The other leases in Japan were related to the discontinued operations of Comex Electronics which was divested of effective July 1, 2011. Comex Electronics had leased space in Tokyo, Japan with expirations between May 7, 2011 and September 9, 2011. In conjunction with these leases, Comex Electronics also leased parking spaces. The parking spaces lease expired December 31, 2010. The parking spaces lease then became a month to month agreement. The Comex Electronics land lease in Nagano expires August 11, 2019.

Rental expense was $592,573 and $623,486 in 2011 and 2010, respectively, and is included in selling, general and administrative on the statement of operations.

	2012	2013	2014	2015	2016	Thereafter
Operating Leases:	$483,000	$484,000	$486,000	$487,000	$326,000	$-

Consulting Agreements

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

In October 2009, the Company engaged a consultant to assist in investor relations communications for the Company. For these services, the consultant was paid a fee of $5,000 per month. This consultant continued to work through 2010 and part of 2011. The consultant received fees of $12,500 and $62,731 during 2011 and 2010, respectively, for their services and related expenses.

In January 2010, the Company entered into a consulting agreement for services performed in relation to securing debt financing with Wells Fargo. For these services, the Company paid $135,000 upon the successful funding of the line of credit and term note with Wells Fargo, discussed more thoroughly herein.

In January 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 technology. The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 products.

In September 2010, the Company entered into an agreement for strategic investor communications services to be provided through March 2011. For these services, the consultant was paid a fee of $25,000 in 2010. During 2011, the agreement was extended through June 2012. During 2011, the consultant was paid fees of $29,750.

In September 2010, the Company entered into an agreement with a consultant firm to provide for strategic investor marketing services for a period of one year. For these services, the consultant is to be paid $3,000 per month as well as $84,000 in common stock compensation. $42,000 of the common stock compensation was earned in 2010 for which the consultant received 7,000 shares of common stock at $6.00 per share. The remaining $42,000 is to be priced at the ten day trailing average closing price at the time of the issuance when earned in 2011. The remaining $42,000 common shares were earned March 2011, for which the consultant received 5,957 common shares at $7.05 per share.

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

In February 2011, the Company engaged a consultant firm for marketing and website development services. For these services, the consultant was paid $41,925 during 2011.

In March 2011, the Company engaged a consultant firm to provide services related to customs and duties classification for imported products. During 2011, this consultant was paid $36,588.

In April 2011, the Company engaged a consultant firm to provided strategic investor marketing services. For these services, the consultant received $8,000 per month. For these services which were completed in 2011, the consultant was paid $32,000.

In June 2011, the Company engaged Merriman Capital, Inc. to act as exclusive placement agent to CUI Global, Inc. For these services, the consultant would receive a cash financing completion fee of 7.5% of the total amount of capital received by the Company from the sale of its securities to investors during the agreement period. No fees were earned during 2011. Please see Note 16 Subsequent Events for additional discussion related to this agreement.

In June 2011, the Company engaged a consultant firm to provide website support and marketing production services. This consultant was paid $56,809 during 2011.

In July 2011, the Company engaged a consultant to provide technical writing services. The consultant was paid $3,490 during 2011.

In October 2011, the Company engaged a consultant firm to provide translation services. The consultant was paid $778 during 2011.

In December 2011, the Company issued 5,000 shares of common stock to a former consultant in consideration for the release of a claim on intellectual property with a fair value of $19,500 recorded.

8.	STOCKHOLDERS’ EQUITY

Convertible Preferred Series A

5,000,000 shares of preferred stock were designated as new Series A Convertible Preferred Stock (“Series A”). The Series A is convertible to common shares on a six-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued.

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

During 2011 and 2010, there were no shares of Series B convertible preferred stock issued and no shares were outstanding.

Convertible Preferred Stock Series C

The Company authorized for issuance 10,000 shares of preferred stock, designated as Series C Preferred Stock (“Series C”), as the result of a previously negotiated investment plan with a specific investment group. The agreement was fulfilled in 2011 and the group no longer retains rights to the convertible preferred stock Series C. During 2011 and 2010, there were no shares of Series C convertible preferred stock issued and no shares were outstanding.

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

Common Stock Issuances

During 2010, 471,136 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $3.168 per share. A shareholder with more than 10% beneficial ownership in the Company and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 33,333 shares of common stock were issued as part of the settlement of the $4,900,000 convertible promissory note and $850,500 in accrued interest on this note related to the acquisition of CUI, Inc. The shares were valued at $70,000 in accordance with the convertible promissory note stated conversion rate of $2.10 per share. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

During 2010, 631,314 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $3.168 per share. Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 33,333 shares of common stock were issued to three investors who exercised warrants at $0.30 per share. The company received proceeds of $10,000. One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

During 2010, 1,786 shares of common stock were issued to an investor in consideration for a warrant exercise at $6.00 per share. The company received proceeds of $10,718.

During 2010, 22,222 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $4.50 per share in accordance with the convertible note terms. A former officer of CUI Global is a principal in the limited liability company.

During 2010, 7,000 shares of common stock were issued for services performed by a consultant. $42,000 of consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

During 2010, 1,810 shares of common stock were issued in relation to the exercise of 2008 Equity Incentive Plan options at $5.70 per share with proceeds of $9,500. The company received no cash payment for 144 of these shares because the options were exercised through a cashless exercise election.

During 2010, 3,333 shares of common stock were issued to an employee as a bonus. These shares were valued at a fair value of $28,000 as of the date of issuance.

During 2010, 236,667 shares of common stock were sold at $6.00 per share pursuant to stock purchase agreements with proceeds of $1,420,000. 1,667 of these shares were issuable at December 31, 2010. One director and a former corporate officer participated in this transaction.

During 2010, 33,333 shares of common stock were issued as settlement of $200,000 of principal on a promissory note related to the acquisition of CUI, Inc. The conversion cost was $6.00 per share. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction.

During 2011, the 1,667 issuable shares listed on the balance sheet as of December 31, 2010 were issued.

During 2011, two former employees completed cashless exercises of their options for which 269 shares of common stock were issued. The Company did not receive funds from these options exercises as they were cashless.

During 2011, 5,957 shares of common stock were issued pursuant to a consultant agreement for strategic investor marketing services. The shares were priced at $7.05 per share based on the ten day trailing average closing price at the time of the issuance in accordance with the agreement and a $42,000 consulting expense was recorded in relation to this transaction.

During 2011, a member of the Board of Directors exercised 23,333 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $7,000 from the exercise of these warrants.

During 2011, a beneficial owner of more than 5% of the outstanding common stock, exercised 10,000 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $3,000 from the exercise of these warrants.

During 2011, a beneficial owner of more than 10% of the outstanding common stock, exercised 133,333 warrants which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $40,000 from the exercise of these warrants.

During 2011, 5,000 shares of common stock were issued to a former consultant in consideration for the release of a claim on intellectual property with a fair value related expense of $19,500 recorded.

Non-Employee Stock Warrants

During 2011 and 2010, no warrants were issued by the Company.

A summary of the warrants issued to non-employees for services as of December 31, 2011 and 2010 and changes during the years is presented below:

	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	416,634	$3.58	453,421	$3.30
Granted	-	$-	-	$-
Exercised	(166,667)	$0.30	(35,120)	$0.60
Forfeited (expired)	(239,896)	$6.00	(1,667)	$7.50
Balance at end of period	10,071	$0.30	416,634	$3.58
Warrants exercisable at end of period	10,071	$0.30	416,634	$3.58
Weighted average fair value of warrants granted during the period		$-		$-

During 2011, warrants to purchase 239,896 shares of common stock expired during the year and are recorded as forfeited in the table above. During 2010, warrants to purchase 1,667 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2011 and 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.30	10,071	0.62 Years	$0.30	10,071	$0.30
	10,071	0.62 Years	$0.30	10,071	$0.30

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.30	176,738	0.29 Years	$0.30	176,738	$0.30
$6.00	239,896	0.19 Years	$6.00	239,896	$6.00
	416,634	0.48 Years	$3.58	416,634	$3.58

Employee Stock Options and Warrants

All options and warrants issued are presented at post reverse quantities.

On May 16, 2008 the Company’s Board of Directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan (the “Equity Incentive Plan”) and authorized 1,500,000 shares of Common Stock to fund the Plan. At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders. At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8.

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

At December 31, 2011, there are 1,340,000 shares of common stock available under the 2008 Equity Incentive Stock Plan and 191,727 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2011 and 2010, the Company recorded compensation expense of $166,367 and $74,912, respectively, for stock options that the requisite service was performed during the year. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

A summary of the warrants and options issued to employees and directors as of December 31, 2011 and 2010 and changes during the year are presented below:

	2011		2010
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	293,372	$7.45	255,442	$5.10
Exercised	(1,000)	$5.70	(1,810)	$5.70
Expired	(33,073)	$2.81	(66,667)	$0.30
Forfeited	-	$-	(4,773)	$5.70
Granted	-	$-	111,180	$8.70
Balance at end of period	259,299	$7.75	293,372	$7.45
Exercisable	201,790	$7.44	176,959	$6.56

As of December 31, 2011 and 2010, there were 57,509 and 116,413, respectively, non-vested warrants and options issued to employees and directors.

The weighted average fair value of warrants and options granted during the periods are as follows:

	2011	2010
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$9.00
Exercise price exceeded the market price	$-	$5.70
Exercise price exceeded the market price	$-	$-

The fair value of warrants and options granted during 2010 was estimated on the dates of the grants using the following assumptions: dividend yield of 0%, expected volatilities of 95% - 163%, risk-free interest rates of 0.35% - 0.75%, and expected lives of 2 years. There were no warrants and options granted during 2011.

The following tables summarize information about employee stock warrants and options outstanding at December 31, 2011 and 2010:

Warrants and Options Outstanding December 31, 2011				Warrants and Options Exercisable December 31, 2011
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$5.70	41,750	1.17 Years	$5.70	41,750	$5.70
$7.50	124,573	3.37 Years	$7.50	117,372	$7.50
$9.00	92,976	3.15 Years	$9.00	42,668	$9.00
	259,299	7.69 Years	$7.75	201,790	$7.44

Warrants and Options Outstanding December 31, 2010				Warrants and Options Exercisable December 31, 2010
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.30	11,667	0.03 Years	$0.30	11,667	$0.30
$5.70	46,083	1.29 Years	$5.70	46,083	$5.70
$7.50	133,609	3.65 Years	$7.50	119,209	$7.50
$9.00	102,013	3.40 Years	$9.00	-	$9.00
	293,372	8.37 Years	$7.45	176,959	$6.56

9.	RELATED PARTY TRANSACTIONS

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. During the period January 1 through December 31, 2010, the monthly base rent was $40,000. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., of which a related party and two corporate officers, one of whom is also a director, are principals in the corporate note holder, agreed to amend the convertible promissory note by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement. The agreement specifically retains the total maximum convertible shares at 2,333,333 as stated in the original note. This amendment effectively reduced the Note principal from $17,500,000 to $4,900,000. As a result, the Company recognized additional paid in capital related to the 2009 extinguishment of this debt of $11,808,513 and a reduction in the related discount of debt of $791,487. In April 2010, CUI Global and the debt holder agreed to settle the note and related accrued interest totaling $850,500 for a one-time $50,000 payment and 33,333 shares of common stock valued at $2.10 per share in accordance with the note. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction. CUI Global recorded additional paid in capital of $5,630,500 related to this 2010 extinguishment of debt and expensed the remaining balance of the discount on debt relating to this note of $2,269,272. At December 31, 2011 and 2010, the balance on this note is $0 and $0, respectively.

The Company recorded investment income of $41,472 and $78,074 during 2011 and 2010, respectively, related to its interest in Test Products International (“TPI”). During 2011, the Company assigned a note receivable from TPI with a balance of $192,508 to IED, Inc. toward the principal owed on notes payable. For further details regarding TPI, please see Note 2 discussion Investment – Equity Method.

In September 2010, the Company negotiated an amendment to the $14,000,000 seller’s promissory note to International Electronic Devices, Inc., of which a related party and two corporate officers, one of whom is also a director, are principals in the corporate note holder. This amendment provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018. The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital in 2010. In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011. Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $187,208 to IED during the first quarter of 2011. During 2010, $200,000 of the $1,200,000 in principal that was due before December 31, 2010 was settled for 33,333 shares of common stock at a conversion price of $6.00 per share. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction. Additionally, during 2011 and 2010, the Company made regular principal and interest payments on this seller’s promissory note in accordance with the terms of the note. At December 31, 2011, the balance of this note is $10,303,683 and is held in long term notes payable, related party.

During April 2010, 471,136 shares of common stock were issued to two investors who converted their promissory notes totaling $1,250,000 and related accrued interest of $242,560 to common equity at $3.168 per share. A shareholder with more than 10% beneficial ownership in the Company and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

In August 2010, 631,314 shares of common stock were issued to four standby letter of credit guarantors who converted $2,000,000 of their letters of credit to common equity at $3.168 per share. Two directors, one former corporate officer and a shareholder with more than 5% beneficial ownership in the Company participated in this transaction.

During 2010, 33,333 shares of common stock were issued to three investors who exercised warrants at $0.30 per share. 23,333 of these warrants were exercised in August 2010 and 10,000 of these warrants were exercised in December 2010. The company received proceeds of $10,000. One director, one former director and one former corporate officer participated in this transaction. These warrants were granted to the Standby Letter of Credit guarantors as a bonus inducement to participate in the Letter of Credit guarantee that was used to secure the term loan necessary for the acquisition of CUI, Inc.

In October 2010, 22,222 shares of common stock were issued to a limited liability company investor that converted $100,000 of its promissory note to common equity at $4.50 per share in accordance with the convertible note terms. A former officer of CUI Global is a principal in the limited liability company.

During November and December 2010, 236,667 shares of common stock were sold at $6.00 per share pursuant to stock purchase agreements with proceeds of $1,420,000. 1,667 of these shares were issuable at December 31, 2010. Of the 236,667 shares of common stock, 33,333 were issued to a director and 14,167 shares were issued to a limited liability company investor of which a former officer of CUI Global is a principal.

In April 2011, a member of the Board of Directors exercised 23,333 warrants at $0.30 per share which he previously received in exchange for a personal guarantee of a bank note provide don behalf of the Company in May 2008. The Company received $7,000 of proceeds from this warrant exercise.

In May 2011, a beneficial owner of more than 5% of the outstanding common stock, exercised 10,000 warrants at $0.30 per share which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $3,000 from this warrant exercise.

Also in May 2011, a beneficial owner of more than 10% of the outstanding common stock, exercised 133,333 warrants at $0.30 per share which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $40,000 from this warrant exercise.

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $0.17 per common share. At December 31, 2011, the balance of this loan is $35,000 and is included in Convertible notes payable, related party, current portion due. There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant.

10.	DISCONTINUED OPERATIONS

Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The Company’s continuing operations focus on the development, manufacturing and sale of electrical components. Revenue and expenses allocated to discontinued operations for the year ended December 31, 2011 and 2010 were limited to revenue and expenses that were directly related to the operations of Comex Electronics, or that were eliminated as a result of the sale of the subsidiary. As a result, certain continuing indirect costs that were previously allocated to Comex were not allocated to discontinued operations. It is expected that the Company and Comex Electronics will continue a business relationship. Comex Electronics is a customer of CUI Global and also a vendor to CUI Global that provides manufacturing and other services.

The results of operations from discontinued operations are set forth below:

	For the year ended December 31,
	2011	2010

Total revenues	$1,280,485	$3,357,731
Cost of revenues	1,146,443	2,972,502
Gross profit	134,042	385,229
Selling, general, administrative and other	294,195	1,257,032
(Loss) from discontinued operations	(160,153)	(871,803)
Gain on sale of Comex Electronics	603,034	-
Net profit (loss) from discontinued operations	442,881	(871,803)
Less net profit (loss) from discontinued operations - noncontrolling interest	67,872	(444,620)
Net profit (loss) from discontinued operations allocable to common stocholders	$375,009	$(427,183)

11.	INCOME (LOSS) PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Codification 260, “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2011 and 2010, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2011 and 2010. The following table summarizes the potential common stock shares at December 31, 2011 and 2010, which may dilute future earnings per share.

	2011	2010
Convertible preferred stock	8,424	8,424
Warrants and options, vested	211,861	593,593
Convertible debt	6,863	-
	227,148	602,017

The following table sets forth the computation of basic earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Consolidated Net (loss) from continuing operations	(423,772)	(6,588,713)
Net profit (loss) from discontinued operations	$442,881	$(871,803)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	$67,872	$(444,620)
Net profit (loss) from discontinued operations attributable to CUI Global, Inc.	$375,009	$(427,183)
Net (loss) for the period attributable to CUI Global, Inc.	$(48,763)	$(7,015,896)
Weighted average number of shares outstanding	7,249,180	6,285,600
Weighted average number of common and common equivalent shares	7,249,180	6,285,600

Basic (loss) per common share from continuing operations	$(0.06)	$(1.05)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.05	$(0.07)
Basic (loss) per common share	$(0.01)	$(1.12)

The following table sets for the computation of diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Consolidated Net (loss) from continuing operations	(423,772)	(6,588,713)
Net profit (loss) from discontinued operations	$442,881	$(871,803)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	$67,872	$(444,620)
Net profit (loss) from discontinued operations attributable to CUI Global, Inc.	$375,009	$(427,183)
Net (loss) for the period attributable to CUI Global, Inc.	$(48,763)	$(7,015,896)

Weighted average number of shares outstanding	7,249,180	6,285,600
Add: Warrants and options as of beginning of period	-	-
Warrants and options as of date of vesting	-	-
Convertible preferred shares oustanding	-	-
12% convertible notes as of end of period	-	-
Weighted average number of common and common equivalent shares	7,249,180	6,285,600

Diluted (loss) per common share from continuing operations	$(0.06)	$(1.05)
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.05	$(0.07)
Diluted (loss) per common share	$(0.01)	$(1.12)

12.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The components of accumulated other comprehensive gain (loss) are as follows:

	For the Year Ended December 31,
	2011	2010
Other comprehensive gain (loss)
Foreign currency translation adjustment	$68,779	$(22,617)
Accumulated other comprehensive gain (loss)	$68,779	$(22,617)

13.	INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying consolidated financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. At December 31, 2011, the Company had available net operating loss carry-forwards of approximately $40,102,000. These operating loss carry-forwards expire in various years through the year ending December 31, 2031; however, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured. The decrease in the valuation allowance for the year ended December 31, 2011 was approximately $502,000. As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2011 and 2010, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2011	2010
Computed "expected" tax benefit	$(16,579)	$(2,385,405)
State tax benefit, net of federal effect	(2,124)	(193,671)
Change in valuation allowance	(98,800)	1,174,741
Non-deductible expenses	147,313	1,515,473
	$29,810	$111,138

For the periods ended December 31, 2011 and 2010, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

103

	2011	2010
Deferred tax liability
Intangible assets	$4,589,000	$4,992,000
Deferred tax assets:
Net operating loss carryforwards	(15,381,000)	(15,510,000)
Warrants issued to employees	(752,000)	(664,000)
Other	(140,000)	-
Valuation allowance	11,684,000	11,182,000
Net deferred tax assets	$-	$-

14.	CONCENTRATIONS

During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%. During 2010, 53% of revenues were derived from five customers: 43%, 3%, 3%, 2% and 2%.

The Company’s major product lines in 2011 and 2010 were external power, internal power and industrial controls.

At December 31, 2011, of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from eight customers: 21%, 9%, 7%, 5%, 4%, 3%, 2% and 2%. At December 31, 2010, of the gross trade accounts receivable from continuing operations totaling $3,947,735, 49% was due from eight customers: 28%, 4%, 4%, 3%, 3%, 3%, 2% and 2%.

15.	STOCK-BASED EMPLOYEE COMPENSATION

Stock options granted are presented post reverse split using the 30 to 1 reverse split ratio.

On May 16, 2008, the Board of Directors approved the CUI Global, Inc. 2008 Equity Incentive Plan (“2008 Plan”) and authorized 1,500,000 shares of the Company’s common stock to fund the Plan. At the 2008 Annual Meeting of Shareholders the Equity Incentive Plan was approved by the Company shareholders. The 2008 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2008 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2008 Plan have a maximum duration of 10 years.

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

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the year ended December 31, 2011, the Company did not grant any stock options. During the year ended December 31, 2010, the Company granted 111,180 stock options to employees, officers and directors with the following assumptions; exercise price of $5.70 - $9.00, volatility of 95% - 163%, risk free interest rate of 0.35% - 0.75% and a term of 2 years

The following information is presented post reverse split for the stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	255,442	$5.10	8.18 Years	$1,880
Exercised	(1,810)	$5.70
Expired	(66,667)	$0.30
Forfeited	(4,773)	$5.70
Granted	111,180	$8.70	8.76 Years
Outstanding at December 31, 2010	293,372	$7.45	8.37 Years	$66,544
Exercised	(1,000)	$5.70
Expired	(33,073)	$2.81
Forfeited	-	$-
Granted	-	$-
Outstanding at December 31, 2011	259,299	$7.75	7.69 Years	$-
Outstanding exercisable at December 31, 2011	201,790	$7.44	7.44 Years	$-

The weighted average fair value of warrants and options granted during the periods are as follows:

	2011	2010
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$-	$9.00
Exercise price exceeded the market price	$-	$5.70
Exercise price exceeded the market price	$-	$-

16.	SUBSEQUENT EVENTS

Management has reviewed for subsequent events and identified the following:

On February 14, 2012, the Company’s filed Form S-1 Registration Statement to register 2,222,222 shares of $0.001 par value common stock became effective at 5:30 PM. The said shares of registered stock were sold through Merriman Capital, Inc. as our underwriter for ten million dollars ($10,000,000). The underwriter agreement contained an over-allotment provision that permitted our underwriter to purchase an additional 333,333 shares of our common stock. These common shares were purchased by our underwriter for one million five hundred thousand dollars ($1,500,000), less a 7.5% discount.

On February 17, 2012, the Company became listed on The NASDAQ Capital Market under the trading symbol “CUI”.

Also on February 17, 2012, the issued and outstanding shares of the Company’s $0.001 par value common stock were reverse split at a ratio of one for thirty (1:30) as an element of the Company’s process of “up-listing” its shares to The NASDAQ Capital Market. This action had previously been approved by the Company’s stockholders at the Company’s Special Meeting of Shareholders held August 23, 2011. As a result of the reverse split, every 30 shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued as a result of the reverse split. For instances where the number of “pre-split” common shares was not evenly divisible by the ratio number, the “pre-split” shares were rounded up to the next number that was divisible by the ratio number. As a result of the rounding up effect, 97 additional shares of common stock were issued. The number of authorized common stock remain unaffected and the par value shall remain at $0.001 per share. Accordingly, share, per share, and stock option and warrant amounts for all periods presented within this annual report on Form 10-K and the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

On February 29, 2012, the Company repaid the principal balance in full under the $4.0 million term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A.

Also on February 29, 2012, the CUI Global paid $3.0 million to repay a portion of the principal balance of the IED note payable associated with the acquisition of CUI Inc.

On February 29, 2012, $35,000 was utilized to repay the full balance of a convertible note payable owed to an officer of the company.

Additionally, on February 29, 2012, a holder of 2,500 shares of convertible series A preferred stock converted those shares into common shares. At the same time, the holder also converted an accrued preferred dividend of $250 into common shares. For these conversions, the holder received 458 common shares based upon the conversion features of the convertible series A preferred stock and accrued preferred stock dividends.

On February 29, 2012, common stock bonus compensation was awarded to five employees of the Company, including the CEO, COO and CFO. The three executives were awarded a total of 50,750 common shares with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000. The shares to the employees and executives have not been issued as of the filing of this Form 10-K. The Company intends to file a Form S-8 Registration Statement for the issuance of these common shares subsequent to the filing of this Form 10-K.

On March 15, 2012, a beneficial owner of more than 10% of the outstanding common stock, exercised warrants for 10,071 shares of common stock at $0.30 per share which he previously received for previously provided promissory notes to the Company. The Company received $3,021 from the exercise of these warrants.

On March 15, 2012, CUI Global sold 94,444 shares of common stock at $4.50 per share for $424,998 in gross proceeds, on March 16, 2012, the Company sold 333,334 shares of common stock at $4.50 per share for $1,500,000 in gross proceeds from two investors, and on March 21, 2012 the Company sold 16,666 common shares at $4.50 per share for $75,000 in gross proceeds to an investor. CUI Global is currently in negotiations with another investor for the sale of an additional 50,000 common shares at $4.50 per share. The sale of the 494,444 shares of common stock was in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. These 494,444 shares of common stock will be included in an S-3 Registration Statement that the Company expects to file the first week of April 2012. Gross proceeds from this offering represent the amount received by CUI Global prior to paying underwriter fees of 7.5% and any miscellaneous expenses payable by the Company associated with this sale of common stock.

On March 16, 2012, 15,000 shares of common stock with a fair value of $69,450 were earned by a consultant for strategic investor marketing services provided during 2012. These common shares were issued March 21, 2012.

