Form 10-Q
period 2012-03-31
CUI Global, Inc.
filed 2012-05-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐ NO ☒

As of May 9, 2012, there were 10,544,742 shares of the Company's common stock outstanding, 3,043 shares of Series A Convertible Preferred Stock outstanding, no shares of Series B and Series C Convertible Preferred Stock outstanding. The 48,043 shares of Series A Convertible Preferred Stock noted in the Form 10-K filed with the Commission on March 26, 2012, reports a conversion of 2,500 Series A Convertible Preferred that was completed on April 12, 2012.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,424,474	$176,775
Trade accounts receivable, net of allowance of $115,000 and $125,000, respectively	3,455,485	3,694,641
Other accounts receivable	45,829	43,314
Other accounts receivable, related party	7,477	7,477
Inventories, net of allowance of $225,000 and $240,000, respectively	3,521,231	3,563,111
Prepaid expenses and other	442,373	632,310
Total current assets	11,896,869	8,117,628

Property and equipment, net	926,326	910,810

Other assets:
Investment - equity method	219,198	198,621
Technology rights, net	245,767	252,395
Patent costs, net	6,147	6,313
Other intangible assets, net	31,366	33,090
Deposits and other	48,004	92,216
Notes receivable, net	529,739	529,706
Debt offering costs, net	97,778	116,111
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,373,828	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	22,899,600	22,950,053
Total assets	$35,722,795	$31,978,491

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,435,219	$2,114,029
Preferred stock dividends payable	5,054	5,054
Demand notes payable	-	1,528,900
Accrued expenses	1,033,066	1,197,395
Accrued compensation	209,742	126,672
Unearned revenue	263,764	70,755
Notes payable, current portion due	-	4,000,000
Convertible notes payable, related party, current portion due	-	35,000
Total current liabilities	3,946,845	9,077,805
Long term notes payable, related party, net of current portion due of $0 and $0, respectively	7,303,683	10,303,683
Total long term liabilities	7,303,683	10,303,683
Total liabilities	11,250,528	19,381,488

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, 50,543 shares issued and outstanding liquidation preference of $50,543 at March 31, 2012 and December 31, 2011, respectively	51	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 10,465,139 and 7,314,513 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	10,465	7,315
Common stock issuable; 57,000 and 0 shares authorized and issuable at March 31, 2012 and December 31, 2011, respectively	273,600	-
Additional paid-in capital	98,913,818	86,217,169
Accumulated deficit	(74,717,263)	(73,645,501)
Accumulated other comprehensive income (loss)	(8,404)	17,969
Total stockholders' equity	24,472,267	12,597,003
Total liabilities and stockholders' equity	$35,722,795	$31,978,491

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2012	2011
Revenues:
Product Sales	$8,463,806	$9,521,593
Revenue from freight	5,957	18,958
Total revenue	8,469,763	9,540,551
Cost of revenues	5,185,179	5,865,663

Gross profit	3,284,584	3,674,888

Operating expenses
Selling, general and administrative	4,020,178	3,335,662
Research and development	178,189	184,481
Bad debt	(10,000)	-
Total operating expenses	4,188,367	3,520,143

Income (loss) from operations	(903,783)	154,745

Other income (expense)
Other income	25,146	5,615
Other expense	(215)	(8,098)
Investment income	20,577	18,152
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(18,333)	(191,220)
Interest expense	(187,198)	(230,144)
Total other income (expense), net	(160,023)	(405,695)

(Loss) before taxes	(1,063,806)	(250,950)
Provision for taxes	7,956	7,458
Consolidated Net (loss) from continuing operations	(1,071,762)	(258,408)
Profit from discontinued operations
(Loss) from discontinued operations	-	(136,238)
Gain on debt extinguishments in discontinued operations	-	475,689
Net profit from discontinued operations	-	339,451
Consolidated Net profit (loss)	(1,071,762)	81,043
Less: Net profit from discontinued operations - noncontrolling interest	-	174,566

Net (loss) allocable to common stockholders	$(1,071,762)	$(93,523)

Basic and diluted (loss) per common share from continuing operations	$(0.13)	$(0.04)
Basic and diluted profit per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.02
Basic and diluted (loss) per common share	$(0.13)	$(0.01)
Basic and diluted weighted average common and common equivalents shares outstanding	8,439,629	7,137,974

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended March 31,
	2012	2011
Net (loss) allocable to common stockholders	$(1,071,762)	$(93,523)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$(26,373)	$7,013
Comprehensive (loss)	$(1,098,135)	$(86,510)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to CUI Global, Inc.	$(1,071,762)	$(93,523)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	367,884	89,177
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	18,333	191,220
Non-cash (profit) on equity method investment	(20,577)	(18,152)
Bad debt expense	(10,000)	-
Amortization of technology rights	6,628	66,254
Amortization of patent costs	166	-
Amortization of website development	1,724	-
Inventory reserve	(15,000)	20,000
Net profit - noncontrolling interest in discontinued operations	-	174,566
Depreciation	132,521	127,191
(Increase) decrease in assets:
Trade accounts receivable	249,156	77,195
Other accounts receivable	(2,515)	11,591
Other accounts receivable, related party	-	(6,637)
Inventory	56,880	426,503
Prepaid expenses and other current assets	174,073	(38,671)
Deposits and other assets	44,212	63,215
Increase (decrease) in liabilities:
Accounts payable	321,190	220,893
Accrued expenses	(164,329)	(389,398)
Accrued compensation	83,070	(126,273)
Unearned revenue	193,009	39,651
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	364,663	834,802
NET CASH (USED IN) DISCONTINUED OPERATING ACTIVITIES	-	(77,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes receivable	15,831	15,587
Purchase of property and equipment	(148,037)	(99,974)
NET CASH (USED IN) CONTINUING INVESTING ACTIVITIES	(132,206)	(84,387)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(1,528,900)	(530,829)
Proceeds from (payments to) notes and loans payable	(4,000,000)	270,537
Payments on notes and loans payable, related party	(3,000,000)	(359,565)
Payments to convertible notes payable, related party	(35,000)	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	12,605,515	-
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	4,041,615	(619,857)
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	(352,894)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,373)	7,013
Cash and cash equivalents at beginning of year	176,775	373,823
Cash and cash equivalents at end of period	4,424,474	80,935
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,247,699	$(292,888)

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the three months ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$75,051	$-

Interest paid	$207,270	$230,144

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$18,333	$191,220

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$343,050	$42,000

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2011.

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

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing a 11.54% interest) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI defines its product into three categories: components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions known as V-Infinity; and test and measurement including the Vergence GasPT2. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

2. ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiary CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (through July 1 , 2011 date of disposal) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of March 31, 2012.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2012, the Company had no cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $74,324 in foreign financial institutions.

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

Inventory

Inventory consists of finished and un-finished products and are stated at the lower of cost or market, using the first-in, first-out (FIFO) method as a cost flow convention. At March 31, 2012, the Company had finished goods of $3,395,729, raw materials of $293,503, work in process of $56,999 and an allowance of $225,000.

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

Intangible assets consist of the following as of March 31, 2012:

Technology Rights	$303,664
Accumulated amortization	(57,897)
Net	$245,767

Patent costs	$6,646
Accumulated amortization	(499)
Net	$6,147

Debt offering costs	$220,000
Accumulated amortization	(122,222)
Net	$97,778

Intangible, trademark and tradename CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and tradename V-Infinity	$1,373,828
Accumulated amortization	-
Net	$1,373,828

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, CUI Japan	$139,201
Accumulated amortization	-
Net	$139,201

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$67,481
Accumulated amortization	(36,115)
Net	$31,366

 Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest at March 31, 2012 and 2011, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of March 31, 2012 is as follows:

Current assets	$6,122,203
Non-current assets	571,395
Total Assets	$6,693,598

Current liabilities	$3,147,730
Non-current liabilities	1,327,973
Stockholders' equity	2,217,895
Total Liabilities and Stockholders' Equity	$6,693,598

Revenues	$3,082,796
Operating income	199,952
Net profit	178,249
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	178,249
Company share of Net Profit at 11.54%	20,577
Equity investment in affiliate	$219,198

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

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2012 and 2011 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

The Company has identified five operating segments based on the products offered including one discontinued operations segment. The five segments are External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. The External Power segment is focused primarily on sales of external power supplies and related components. The Internal Power segment is focused primarily on sales of internal power supplies and related components. The Industrial Controls segment is focused primarily on sales of encoding devices and related components. The Discontinued Operations segment represents the operations of Comex Electronics which the Company entered into an agreement to divest effective July 1, 2011.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined.

The following information is presented for the three months ended March 31, 2012 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$4,941,770	$2,273,732	$1,044,410	$-	$209,851	$8,469,763
Interest revenues	$-	$-	$-	$-	$6,449	$6,449
Equity in profit of unconsolidated affiliate	$-	$-	$-	$-	$20,577	$20,577
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$18,333	$18,333
Interest expense	$-	$-	$-	$-	$187,198	$187,198
Depreciation and amortization	$-	$-	$-	$-	$141,039	$141,039
Segment profit (loss)	$1,848,408	$441,071	$189,732	$-	$(3,550,973)	$(1,071,762)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$367,884	$367,884
Segment assets	$-	$-	$-	$-	$35,722,795	$35,722,795
Foreign currency translation adjustments	$-	$-	$-	$-	$(26,373)	$(26,373)
Expenditures for segment assets	$-	$-	$-	$-	$148,037	$148,037

The following information is presented for the three months ended March 31, 2011 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$4,961,064	$3,368,756	$1,157,644	$-	$53,087	$9,540,551
Interest revenues	$-	$-	$-	$-	$3,128	$3,128
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$18,152	$18,152
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortizatin of debt discount	$-	$-	$-	$-	$191,220	$191,220
Interest expense	$-	$-	$-	$-	$230,144	$230,144
Depreciation and amortization	$-	$-	$-	$-	$193,445	$193,445
Segment profit (loss)	$1,535,222	$803,207	$156,896	$339,451	$(2,753,733)	$81,043
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-		$89,177	$89,177
Gain on debt extinguishments in discontinued operations	$-	$-	$-	$475,689	$-	$475,689
Segment assets	$-	$-	$-	$2,694,779	$31,366,749	$34,061,528
Foreign currency translation adjustments	$-	$-	$-	$-	$7,013	$7,013
Expenditures for segment assets	$-	$-	$-	$-	$99,974	$99,974

Only the Discontinued Operations and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as segment assets as they utilize the Company assets held in the Other segment.

Discontinued Operations Summary Financial Information

The following is a summary statement of discontinued operations for the discontinued operations of Comex Electronics as of March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011

Total revenues	$-	$507,482
Cost of revenues	-	502,167
Gross profit	-	5,315
Selling, general,administrative and other	-	(334,136)
Net profit from discontinued operations	-	339,451
Less net profit from discontinued operations - noncontrolling interest	-	174,566
Net profit from discontinued operations allocable to common stockholders	$-	$164,885

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU were applied retrospectively.

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

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months ended March 31, 2012 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At March 31, 2012 and 2011, respectively, 273,587 and 608,217 potential common stock shares are issuable upon the exercise of vested warrants and options, conversion of debt to common stock and the issuance of issuable common stock. For the three months ended March 31, 2012, 259,299 shares, respectively, related to warrants and options were excluded from the March 31, 2012 computation of diluted earnings per share as they were anti-dilutive due to there being a loss for the period as well as their exercise price being in excess of the average close price for the three month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Consolidated Net (loss) from continuing operations	(1,071,762)	(258,408)
Net profit from discontinued operations	$-	$339,451
Less: Net profit from discontinued operations - noncontrolling interest	$-	$174,566
Net profit from discontinued operations attributable to CUI Global, Inc.	$-	$164,885
Net (loss) for the period attributable to CUI Global, Inc.	$(1,071,762)	$(93,523)
Weighted average number of shares outstanding	8,439,629	7,137,974
Weighted average number of common and common equivalent shares	8,439,629	7,137,974

Basic (loss) per common share from continuing operations	$(0.13)	$(0.04)
Basic profit per common share from discontinued operations – attributable to CUI Global, Inc.	$0.00	$0.02
Basic (loss) per common share	$(0.13)	$(0.01)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Consolidated Net (loss) from continuing operations	(1,071,762)	(258,408)
Net profit from discontinued operations	$-	$339,451
Less: Net profit from discontinued operations - noncontrolling interest	$-	$174,566
Net profit from discontinued operations attributable to CUI Global, Inc.	$-	$164,885
Net (loss) for the period attributable to CUI Global, Inc.	$(1,071,762)	$(93,523)

Weighted average number of shares outstanding	8,439,629	7,137,974
Add: Warrants and options as of beginning of period	-	-
Warrants and options as of date of vesting	-	-
Convertible preferred shares oustanding	-	-
12% convertible notes as of end of period	-	-
Weighted average number of common and common equivalent shares	8,439,629	7,137,974

Diluted (loss) per common share from continuing operations	$(0.13)	$(0.04)
Diluted profit per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$0.02
Diluted (loss) per common share	$(0.13)	$(0.01)

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the three months ended March 31, 2012 and 2011 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At March 31, 2012, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.220% at March 31, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At March 31, 2012, there was no balance outstanding on the line of credit.

6.  OPTIONS AND WARRANTS

On May 15, 2008, the Board of Directors approved the 2008 Equity Incentive Plan (“2008 Plan”) for 1,500,000 shares of the Company’s common stock. The 2008 Plan provides for the issuance of stock options to attract, retain and motivate employees, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s stock, and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2008 Plan provides for the issuance of Incentive Stock Options and Non Statutory Options. The Administrator of the plan shall determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2008 Plan have a maximum duration of 10 years.

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

At December 31, 2011, there were 57,509 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the three months ended March 31, 2012, the Company granted no stock options.

The following information is presented for the stock option activity for the three months ended March 31, 2012:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	259,299	$7.75	7.69 Years
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2012	259,299	$7.75	7.44 Years
Outstanding exercisable at March 31, 2012	208,163	$7.48	7.21 Years

The weighted average fair value of options granted during the periods are as follows:

	2012		2011
Exercise price lower than the market price	$	N/A	$	N/A
Exercise price equaled the market price	$	N/A	$	N/A
Exercise price exceeded the market price	$	N/A	$	N/A
Exercise price exceeded the market price	$	N/A	$	N/A

The following information is presented for the warrant activity for the three months ended March 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	10,071	$0.30	0.62 Years
Exercised	(10,071)	$0.30
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2012	-	$0.01	0.00 Years
Outstanding exercisable at March 31, 2012	-	$0.01	0.00 Years

7.  NOTES PAYABLE

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% and secured by personal Letters of Credit from a related party.  The balance at December 31, 2011 was $4,000,000.  As of March 31, 2012, the balance of this term note has been paid in full.

At December 31, 2011, the Company had a short term convertible loan from a CUI Global officer of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share.  There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant. As of March 31, 2012, the balance of this convertible note payable has been paid in full.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc.  The note was originally due May 15, 2011.  In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018.  Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date.  At December 31, 2011, the balance of this note was $10,303,683.  During the first quarter of 2012, the Company paid to International Electronic Devices, Inc. $3,000,000 in principal.  As of March 31, 2012, the balance on this note is $7,303,683 and is included in Long term notes payable, related party.

8.  OTHER EQUITY TRANSACTIONS

Effective February 17, 2012, the issued and outstanding shares of the Company’s $0.001 par value common stock were reverse split at a ratio of one for thirty (1:30). All fractional shares resulting from the reverse split were rounded up to the next full numbers. As a result of the rounding up effect, 97 additional shares of common stock were issued that are included in the S-1 registration statement. The company received no monetary consideration for these 97 shares. Accordingly, share, per share, and stock option and warrant amounts for all periods presented within this quarterly report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

During February 2012, in conjunction with an S-1 registration statement that became effective February 14, 2012, 2,222,222 shares of common stock were issued. The company received $10,000,000 before related costs from this transaction.

During March 2012, 333,333 additional shares were issued that are included in the S-1 registration statement pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $1,500,000 before related costs from this transaction.

During March 2012, 570,000 shares of common stock were issued that are included in an S-3 registration statement that became effective April 13, 2012. The company received $2,565,025 before related costs from this transaction.

During March 2012, 15,000 shares of common stock were issued in consideration for investor relations services rendered for the benefit of the company and a $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

During March 2012, a beneficial owner of more than 8% exercised 10,071 warrants he previously received in relation to a note provided to the Company which has since been paid in full. The company received $3,021 from this transaction.

9.  CONCENTRATIONS

During the three months ended March 31, 2012, 47.71% of revenues were derived from one customer. During the three months ended March 31, 2011, 40.14% of revenues were derived from one customer.

At March 31, 2012 a single customer balance accounted for 22.14% of the total trade receivables balance.  At March 31, 2011, a single customer balance accounted for 17.32% of the trade receivables balance.

10.  SUBSEQUENT EVENTS

On April 5, 2012, 13,500 shares of common stock with a fair value of $63,855 were issued to a consultant for strategic investor marketing services.

Between April 5-12, 2012, the 57,000 common stock shares issuable as of March 31, 2012 were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000.

On April 12, 2012, a holder of 2,500 shares of convertible Series A preferred stock completed the conversion into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $250 into common shares. For these conversions, the holder received 458 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

On April 16, 2012, 84,675 options to purchase restricted common stock at $4.56 per share were issued to officers and directors under the 2009 Equity Incentive Plan (Executive). The 19,800 director related options vest one year from the date of grant while the 64,875 officer options have a four year vesting period with 25% vesting one year from date of grant and monthly thereafter.

On May 4, 2012, a holder of 45,000 shares of convertible Series A preferred stock completed the conversion those shares into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $4,500 into common shares. For these conversions, the holder received 8,645 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

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

Overview

CUI Global, Inc., is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

During the three months ended March 31, 2012, CUI Global had a loss from operations of $903,783. During the three months ended March 31, 2012, CUI Global had a consolidated net loss of $1,071,762, with a net loss attributable to CUI Global of $1,071,762. The net loss is primarily the result of the decrease in revenues and related gross profits, an increase in sales, general and administrative expenses incurred in relation to the equity raises completed during the first three months of the year and increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals and stock issued to consultants related to investor relations activities during the quarter ended March 31, 2012.

CUI, Inc. - Subsidiary

CUI, Inc., is a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing a 11.54% interest) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI defines its product into three categories: components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions known as V-Infinity; and test and measurement including the Vergence GasPT2. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

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

Solus™ Power Topology

CUI entered into an exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as the Solus Topology.  Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits.  This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable.  Our initial product designed using this topology is in the quarter brick dc-dc converter market.  Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big-four power conversion needs in the telecom and server markets:  greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast.  We have introduced the NQB2060 Novum® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology.  Since the Solus Topology maintains its effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles.  That unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms.  We believe that this topology will allow for at least a decade of new product designs and introductions.

As the large scale networking and telecommunications companies convert to digital power, our early entry into the market, our unique Solus Topology, and our relationship with Ericsson should enhance our ability to penetrate this (according to the Darnell Group) multi-billion dollar market.

AMT ™ Encoder

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

Vergence ™ GasPT2

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell, and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis, now marketed as the Vergence TM GasPT2.

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

CUI Japan and the discontinued operations of Comex Electronics –Subsidiaries

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

Intellectual Property

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in products, logos and services. These include confidentiality, invention assignment and nondisclosure agreements with employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity or for a sufficient length of time so as to not threaten exposure of proprietary information.

CUI Global continues to file and protect its intellectual property rights, trademarks and products through filings with the US Patent and Trademark Office and, as applicable, internationally.

Liquidity and Capital Resources

General

Cash and cash equivalents at March 31, 2012 are $4,424,474. Operations and investments in patents and equipment have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions during the three month period.

Cash provided by (used in) operations

Operating requirements generated a positive cash flow from continuing operations of $364,663 for the three months ended March 31, 2012, versus positive cash flow from continuing operations of $834,802 for the same period last year.  The change in cash provided by operations is primarily the result of the decrease in revenues and related gross profits, decrease in trade accounts receivable, a decrease in inventory, a decrease in prepaid expenses and other current assets, decreased deposits and other assets, increase in accounts payable, decrease in accrued expenses, a increase in accrued compensation and an increase in unearned revenue during the three months ended March 31, 2012.

During the first three months of 2012 and 2011 common stock and stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first three months of 2012 and 2011, a total of $367,884 and $89,177, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

During the three months ended March 31, 2012 the Company had no cash flow from discontinued operations as compared to a negative cash flow in the prior year comparative period of $77,565.

As the Company focuses on technology development and product line additions during 2012, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash flows from continuing operations.

Capital Expenditures and Investments

During the first three months of 2012 and 2011, there was $148,037 and $99,974 invested in property and equipment, respectively.

During the three months ended March 31, 2012 and 2011 the Company had no cash flow provided by or used in discontinued investing activities.

Financing activities

During the first three months of 2012, the Company received proceeds of $12,605,515 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the demand notes payable, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against related party notes and loans payable, and $35,000 of payments were made against convertible notes payable, related party. During the first three months of 2011, $530,829 of payments were made against the demand notes payable, $270,537 of proceeds were received from notes and loans payable, and $359,565 of payments were made against notes and loans payable, related party. CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

During the three months ended March 31, 2012, there was no cash flow related to discontinued financing activities. During the three months ended March 31, 2011, there was $352,894 used in discontinued financing activities.

Recap of liquidity and capital resources

During the first three months of 2012, the Company continued to improve its financial strength which included raising $12,605,515 from the sales of common stock and exercise of warrants as well as significant reductions of debt principal. As of March 31, 2012 the Company had an accumulated deficit of $74,717,263.

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

At March 31, 2012, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.75% (4.220% at March 31, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At March 31, 2012, there was no balance outstanding on the line of credit.

The Company expects the revenues from CUI, Inc. and CUI Japan to help cover operating and other expenses for the next twelve months of operations.  If revenues and the funds raised in early 2012 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue

During the three months ended March 31, 2012 and 2011, revenue was $8,469,763 and $9,540,551, respectively.  The revenue for the three months ended March 31, 2012 is comprised of $8,202,047 from CUI products, $261,759 from CUI Japan products, and $5,957 for freight.  The revenue for the three months ended March 31, 2011 is comprised of $9,488,125 from CUI products, $33,468 from CUI Japan products, and $18,958 for freight.

The decrease in revenues during the three months ended March 31, 2012 is primarily the result of a decrease in electronic components orders received during the fourth quarter of 2011 which occurred in conjunction with an overall slow down within the electronic components industry during that period. Although sales revenues during the first quarter were less than the previous year, the Company experienced an uptick in orders received during the first quarter and held a backlog of customer orders of approximately $10.7 million as of March 31, 2012 as compared to a backlog of customer orders of approximately $10.1 million as of March 31, 2011.

Cost of revenues

For the three months ended March 31, 2012 and 2011, the cost of revenue was $5,185,179 and $5,865,663, respectively.

The cost of revenues as a percentage of revenue for the three months ended March 31, 2012 decreased slightly to 61.22% from 61.48% during the prior year comparative period.  This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the three months ended March 31, 2012 compared to the same period in 2011, SG&A expenses increased $684,516.  The increase is primarily associated with expenses incurred in relation to the equity raises completed during the first three months of the year and increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals and stock issued to consultants related to investor relations activities during the quarter ended March 31, 2012.  As a percentage of total revenue, SG&A expenses increased 12.50% as compared to the first three months of 2011. Management expects the SG&A expenses as a percentage of revenues to improve during the remainder of 2012 as there were significant expenses in early 2012 associated with the aforementioned items along with lower revenues during the first quarter.

Research and Development

The research and development costs are related to the development of technology and products.  Research and development costs were $178,189 and $184,481, for the three months ended March 31, 2012 and 2011, respectively.  The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Bad Debt

During the three month period ended March 31, 2012 the allowance for doubtful receivables was reduced $10,000 and during the three months ended March 31, 2011 there was no bad debt expense.

Other Income

Other income for the three months ended March 31, 2012, consisted of $16,599 of gain on foreign exchange, $6,449 of interest income, $2,000 of rental income, and $98 from the recovery of bad debts.  Other income for the three months ended March 31, 2011, consisted of $3,128 of interest income ($1,490 from a related party), $2,484 recovery of bad debts, and $3 of miscellaneous income.

Investment Income

The Company recognized income of $20,577 on equity investment in affiliate for the three months ended March 31, 2012.  For the same period ended 2011, the Company recognized income of $18,152 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs

The Company recorded an expense of $18,333 and $191,220, for the three months ended March 31, 2012 and 2011, respectively, for the amortization of debt discount and debt offering costs.  The decrease in expense in 2012 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense

The interest expense of $187,198 and $230,144 for the three months ended March 31, 2012 and 2011 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2011 and during the first three months of 2012 through principal payments.

Profit (loss) from discontinued operations

During the three months ended March 31, 2012 there was no activity associated with the discontinued operations of Comex Electronics which were divested effective July 2011. During the three months ended March 31, 2011, there was a profit from discontinued operations of $339,451 which included a gain on the divestment of Comex Electronics during the three month period of $475,689.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. Significant estimates in 2012 and 2011 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuations of derivatives and the valuation allowance on deferred tax assets. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4. Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Common Stock Issued

During the three months ended March 31, 2012, the Company issued the following shares of common stock:

•	2,222,222 shares of common stock were issued that are included in an S-1 registration statement that became effective February 14, 2012. The company received $10,000,000 from this transaction.

•	333,333 additional shares were issued that are included in the S-1 registration statement that were issued pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $1,500,000 from this transaction.
•	Effective February 17, 2012, the issued and outstanding shares of the Company’s $0.001 par value common stock were reverse split at a ratio of one for thirty (1:30). All fractional shares resulting from the reverse split were rounded up to the next full numbers. As a result of the rounding up effect, 97 additional shares of common stock were issued that are included in the S-1 registration statement. The company received no monetary consideration for these 97 shares.
•	570,000 shares of common stock were issued that are included in an S-3 registration statement that became effective April 13, 2012. The company received $2,565,025 from this transaction.
•	15,000 shares of common stock were issued in consideration for investor relations services rendered for the benefit of the company and a $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.
•	10,071 shares of common stock were issued to a beneficial owner of more than 8% in relation to a warrant exercise. The company received $3,021 from this transaction.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.10[12]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.31[11]	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.
10.32[11]	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.33[11]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.34[12]	Stock Sale and Purchase Agreement dated July 1, 2009.
10.35[12]	Amendment to Stock Sale and Purchase Agreement Between Waytronx, Inc., Kunio Yamagishi and Others on July 1, 2009.
10.36[12]	Amendment No. "A" to Stock Sale and Purchase Agreement dated November 11, 2009.
15.2[12]	Letter regarding unaudited interim financial information.

22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
22.7	Proxy Statement and Notice of Special Shareholder Meeting filed with the Commission on February 27, 2011.
22.8	Proxy Statement and Notice of 2011 Annual Shareholder Meeting filed with the Commission on October 5, 2011.
23.4[12]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-Q filed herewith.
31.1[12]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[12]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[12]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[12]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1.	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4.	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
8.	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
9.	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
10.	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 1, 2010.
11.	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of May 2012.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

