Form 10-Q
period 2012-06-30
CUI Global, Inc.
filed 2012-08-07
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐ NO ☒

As of August 6th, 2012, there were 10,834,632 shares of the Company's common stock outstanding and no shares of Preferred Stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,190,773	$176,775
Trade accounts receivable, net of allowance of $90,000 and $125,000, respectively	3,785,371	3,694,641
Other accounts receivable	19,205	43,314
Other accounts receivable, related party	7,477	7,477
Inventories, net of allowance of $255,000 and $240,000, respectively	4,443,124	3,563,111
Prepaid expenses and other	361,043	632,310
Total current assets	11,806,993	8,117,628

Property and equipment, net	991,888	910,810

Other assets:
Investment - equity method	238,412	198,621
Technology rights, net	239,140	252,395
Patent costs, net	5,981	6,313
Other intangible assets, net	68,250	33,090
Deposits and other	23,500	92,216
Notes receivable, net	527,894	529,706
Debt offering costs, net	79,444	116,111
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,095,400	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	22,625,794	22,950,053
Total assets	$35,424,675	$31,978,491

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,527,264	$2,114,029
Preferred stock dividends payable	-	5,054
Demand notes payable	-	1,528,900
Accrued expenses	1,157,317	1,197,395
Accrued compensation	130,192	126,672
Unearned revenue	171,298	70,755
Notes payable, current portion due	-	4,000,000
Convertible notes payable, related party, current portion due	-	35,000
Total current liabilities	3,986,071	9,077,805
Long term notes payable, related party, net of current portion due of $0 and $0, respectively	7,303,683	10,303,683
Total long term liabilities	7,303,683	10,303,683
Total liabilities	11,289,754	19,381,488

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Convertible Series A preferred stock, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and 50,543 shares issued and outstanding liquidation preference of $50,543 at December 31, 2011, respectively	-	51
Convertible Series B preferred stock, 30,000 shares authorized, and no shares outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Convertible Series C preferred stock, 10,000 shares authorized, and no shares outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 10,696,522 and 7,314,513 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	10,697	7,315
Additional paid-in capital	99,905,453	86,217,169
Subscription receivable	(346,500)	-
Accumulated deficit	(75,432,150)	(73,645,501)
Accumulated other comprehensive income (loss)	(2,579)	17,969
Total stockholders' equity	24,134,921	12,597,003
Total liabilities and stockholders' equity	$35,424,675	$31,978,491

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Product Sales	$9,996,133	$9,860,718	$18,459,939	$19,382,311
Revenue from freight	15,625	18,144	21,582	37,102
Total revenue	10,011,758	9,878,862	18,481,521	19,419,413
Cost of revenues	6,209,955	5,993,305	11,395,134	11,858,968

Gross profit	3,801,803	3,885,557	7,086,387	7,560,445

Operating expenses
Selling, general and administrative	3,937,262	3,506,474	7,957,440	6,842,136
Research and development	176,301	145,780	354,490	330,261
Bad debt	10,000	15,449	-	15,449
Impairment of intangible, trademark and trade name V-Infinity	278,428	-	278,428	-
Total operating expenses	4,401,991	3,667,703	8,590,358	7,187,846

Income (loss) from operations	(600,188)	217,854	(1,503,971)	372,599

Other income (expense)
Other income	9,735	19,151	34,881	24,766
Other expense	(3,481)	(1,002)	(3,696)	(9,100)
Investment income (loss)	19,214	(13,581)	39,791	4,571
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(18,334)	(106,027)	(36,667)	(297,247)
Interest expense	(114,331)	(226,710)	(301,529)	(456,854)
Total other income (expense), net	(107,197)	(328,169)	(267,220)	(733,864)

(Loss) before taxes	(707,385)	(110,315)	(1,771,191)	(361,265)
Provision for taxes	7,500	7,885	15,456	15,343
Consolidated Net (loss) from continuing operations	(714,885)	(118,200)	(1,786,647)	(376,608)
Profit (loss) from discontinued operations
(Loss) from discontinued operations	-	(23,915)	-	(160,153)
Gain (loss) on divestment of Comex Electronics	-	(185,290)	-	290,399
Net profit (loss) from discontinued operations	-	(209,205)	-	130,246
Consolidated Net (loss)	(714,885)	(327,405)	(1,786,647)	(246,362)
Less: Net profit (loss) from discontinued operations - noncontrolling interest	-	(106,694)	-	67,872

Net (loss) allocable to common stockholders	$(714,885)	$(220,711)	$(1,786,647)	$(314,234)

Basic and diluted (loss) per common share from continuing operations	$(0.07)	$(0.02)	$(0.19)	$(0.05)
Basic and diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$(0.01)	$-	$0.01
Basic and diluted (loss) per common share	$(0.07)	$(0.03)	$(0.19)	$(0.04)
Basic and diluted weighted average common and common equivalents shares outstanding	10,551,530	7,236,705	9,495,579	7,187,612

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net (loss) allocable to common stockholders	$(714,885)	$(220,711)	$(1,786,647)	$(314,234)

Other comprehensive profit (loss)
Foreign currency translation adjustment	$5,825	$29,161	$(20,548)	$36,174
Comprehensive (loss)	$(709,060)	$(191,550)	$(1,807,195)	$(278,060)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to CUI Global, Inc.	$(1,786,647)	$(314,234)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	616,547	136,354
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	36,667	297,247
Non-cash (profit) on equity method investment	(39,791)	(4,571)
Bad debt expense	-	15,449
Amortization of technology rights	13,254	132,511
Amortization of patent costs	332	-
Amortization of website development	4,779	880
Inventory reserve	15,000	60,995
Net profit - noncontrolling interest in discontinued operations	-	67,872
Impairment of intangible, trademark and trade name V-Infinity	278,428	-
Depreciation	278,484	257,525
(Increase) decrease in assets:
Trade accounts receivable	(90,730)	(288,070)
Other accounts receivable	24,109	(1,663)
Other accounts receivable, related party	-	641
Inventory	(895,013)	(746,778)
Prepaid expenses and other current assets	247,567	(131,190)
Deposits and other assets	68,716	63,215
Increase (decrease) in liabilities:
Accounts payable	413,235	500,174
Accrued expenses	(40,078)	605,024
Accrued compensation	3,520	(185,480)
Unearned revenue	100,543	37,267
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(751,078)	503,168
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	334,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	-	(6,646)
Investment in other intangible assets	(39,940)	(17,543)
Proceeds from Notes receivable	25,511	15,587
Purchase of property and equipment	(359,562)	(175,127)
NET CASH(USED IN) CONTINUING INVESTING ACTIVITIES	(373,991)	(183,729)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(1,528,900)	112,566
Payments on notes and loans payable, net of proceeds	(4,000,000)	(6,640)
Payments on notes and loans payable, related party	(3,000,000)	(357,862)
Payments to convertible notes payable, related party	(35,000)	-
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	12,723,515	50,000
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	4,159,615	(201,936)
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	(648,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,548)	36,174
Cash and cash equivalents at beginning of year	176,775	373,823
Cash and cash equivalents at end of period	3,190,773	214,058
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,013,998	$(159,765)

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the six months ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$71,467	$2,364

Interest paid	$325,042	$486,166

Impairment of intangible, trademark and trade name V-Infinity	$278,428	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$36,667	$297,247

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$530,940	$42,000

See accompanying notes to unaudited condensed consolidated financial statements

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

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing an 11.54% interest) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As of June 30, 2012 the Comex Electronics note receivable is current in accordance with the agreed terms. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value as of June 30, 2012.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2012, the Company had $511,757 of cash balances in overnight cash investment accounts at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $132,428 in foreign financial institutions.

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

Inventory

Inventory consists of finished and un-finished products. At June 30, 2012, the Company had finished goods of $4,227,709, raw materials of $409,321, work in process of $61,094 and an allowance of $255,000.

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

The cost of furniture, equipment and software is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Furniture and equipment	3 to 7 years
Software	3 to5 years

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years. Technology rights are amortized over the shorter of a twenty year life or the term of the rights agreement and are reviewed for impairment annually. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. During the six months ended June 30, 2012 the Company recorded impairment charges of $278,428 related to intangible, trademark and trade name V-Infinity.

Intangible assets consist of the following as of June 30, 2012:

Technology Rights	$303,664
Accumulated amortization	(64,524)
Net	$239,140

Patent costs	$6,646
Accumulated amortization	(665)
Net	$5,981

Debt offering costs	$220,000
Accumulated amortization	(140,556)
Net	$79,444

Intangible, trademark and trade name CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and trade name V-Infinity	$1,095,400
Accumulated amortization	-
Net	$1,095,400

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, CUI Japan	$139,201
Accumulated amortization	-
Net	$139,201

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$107,421
Accumulated amortization	(39,171)
Net	$68,250

Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest at June 30, 2012 and 2011, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2012 is as follows:

Current assets	$6,135,991
Non-current assets	517,321
Total Assets	$6,653,312

Current liabilities	$2,962,518
Non-current liabilities	1,306,458
Stockholders' equity	2,384,336
Total Liabilities and Stockholders' Equity	$6,653,312

Revenues	$6,289,671
Operating income	376,146
Net profit	344,690
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	344,690
Company share of Net Profit at 11.54%	39,791
Equity investment in affiliate	$238,412

Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the six months ended June 30, 2012 the company recorded impairment charges of $278,428 related to intangible, trademark and trade name V-Infinity.

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

Revenues in connection with product sales by CUI Japan and the discontinued operations of Comex Electronics are recognized at the time the product is shipped to the customer. Vendor-specific objective evidence (VSOE) sales exist for CUI Japan and Comex Electronics related to the development of product for specific customers. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. VSOE sales are invoiced according to the related sales agreements.

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

The following information is presented for the six months ended June 30, 2012 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$10,993,698	$4,835,758	$1,962,265	$-	$689,800	$18,481,521
Interest revenues	$-	$-	$-	$-	$12,857	$12,857
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$39,791	$39,791
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$36,667	$36,667
Interest expense	$-	$-	$-	$-	$301,529	$301,529
Depreciation and amortization	$-	$-	$-	$-	$296,849	$296,849
Segment profit (loss)	$3,688,779	$586,918	$355,269	$-	$(6,417,613)	$(1,786,647)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$616,547	$616,547
Impairment of intangible, trademark and trade name V-Infinity	$-	$-	$-	$-	$278,428	$278,428
Segment assets	$-	$-	$-	$-	$35,424,675	$35,424,675
Foreign currency translation adjustments	$-	$-	$-	$-	$(20,548)	$(20,548)
Expenditures for segment assets	$-	$-	$-	$-	$399,502	$399,502

The following information is presented for the six months ended June 30, 2011 for segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$10,394,726	$6,758,245	$2,026,118	$-	$240,324	$19,419,413
Interest revenues	$-	$-	$-	$-	$3,799	$3,799
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$4,571	$4,571
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$297,247	$297,247
Interest expense	$-	$-	$-	$-	$456,854	$456,854
Depreciation and amortization	$-	$-	$-	$-	$390,916	$390,916
Segment profit (loss)	$3,151,023	$1,441,097	$257,083	$130,246	$(5,225,811)	$(246,362)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-		$136,354	$136,354
Gain on divestment of Comex Electronics	$-	$-	$-	$290,399	$-	$290,399
Segment assets	$-	$-	$-	$2,816,917	$32,862,832	$35,679,749
Foreign currency translation adjustments	$-	$-	$-	$-	$36,174	$36,174
Expenditures for segment assets	$-	$-	$-	$-	$199,316	$199,316

The following information is presented for the three months ended June 30, 2012 for operating segment activity:

	External Power	Internal Power	Industrial Controls	Discontinued Operations	Other	Totals
Revenues from external customers	$6,051,928	$2,562,026	$917,855	$-	$479,949	$10,011,758
Interest revenues	$-	$-	$-	$-	$6,408	$6,408
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$19,214	$19,214
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$18,334	$18,334
Interest expense	$-	$-	$-	$-	$114,331	$114,331
Depreciation and amortization	$-	$-	$-	$-	$155,810	$155,810
Segment profit (loss)	$1,840,371	$145,847	$165,537	$-	$(2,866,640)	$(714,885)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-		$248,663	$248,663
Impairment of intangible, trademark and trade name V-Infinity	$-	$-	$-	$-	$278,428	$278,428
Segment assets	$-	$-	$-	$-	$35,424,675	$35,424,675
Foreign currency translation adjustments	$-	$-	$-	$-	$5,825	$5,825
Expenditures for segment assets	$-	$-	$-	$-	$251,465	$251,465

The following information is presented for the three months ended June 30, 2011 for segment activity:

	External	Internal	Industrial	Discontinued
	Power	Power	Controls	Operations	Other	Totals
Revenues from external customers	$5,433,662	$3,389,489	$868,474	$-	$187,237	$9,878,862
Interest revenues	$-	$-	$-	$-	$671	$671
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$(13,581)	$(13,581)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$106,027	$106,027
Interest expense	$-	$-	$-	$-	$226,710	$226,710
Depreciation and amortization	$-	$-	$-	$-	$197,471	$197,471
Segment profit (loss)	$1,615,801	$637,890	$100,187	$(209,205)	$(2,472,078)	$(327,405)
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-		$47,177	$47,177
Gain on divestment of Comex Electronics	$-	$-	$-	$(185,290)	$-	$(185,290)
Segment assets	$-	$-	$-	$2,816,917	$32,862,832	$35,679,749
Foreign currency translation adjustments	$-	$-	$-	$-	$29,161	$29,161
Expenditures for segment assets	$-	$-	$-	$-	$99,342	$99,342

Only the Discontinued Operations and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as they utilize the Company assets held in the Other segment.

Discontinued Operations Summary Financial Information

The following is a summary statement of discontinued operations of Comex Electronics as of June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011

Total revenues	$-	$1,280,485
Cost of revenues	-	1,146,443
Gross profit	-	134,042
Selling, general,administrative and other	-	(3,796)
Net profit from discontinued operations	-	130,246
Less net profit from discontinued operations - noncontrolling interest	-	67,872
Net profit from discontinued operations allocable to common stockholders	$-	$62,374

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months and six months ended June 30, 2012 and 2011 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At June 30, 2012 and 2011, respectively, 224,537 and 393,570 potential common stock shares are issuable upon the exercise of vested warrants and options and conversion of debt to common stock. For the three months and six months ended June 30, 2012, 342,807 shares and 342,807 shares, respectively, related to warrants and options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and six month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Consolidated Net (loss) from continuing operations	(714,885)	(118,200)	(1,786,647)	(376,608)
Net profit (loss) from discontinued operations	$-	$(209,205)	$-	$130,246
Less: Net profit (loss) from discontinued operations – noncontrolling interest	$-	$(106,694)	$-	$67,872
Net profit (loss) from discontinued operations attributable to CUI Global, Inc.	$-	$(102,511)	$-	$62,374
Net (loss) for the period attributable to CUI Global, Inc.	$(714,885)	$(220,711)	$(1,786,647)	$(314,234)
Weighted average number of shares outstanding	10,551,530	7,236,705	9,495,579	7,187,612
Weighted average number of common and common equivalent shares	10,551,530	7,236,705	9,495,579	7,187,612

Basic (loss) per common share from continuing operations	$(0.07)	$(0.02)	$(0.19)	$(0.05)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$(0.01)	$0.00	$0.01
Basic (loss) per common share	$(0.07)	$(0.03)	$(0.19)	$(0.04)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Consolidated Net (loss) from continuing operations	(714,885)	(118,200)	(1,786,647)	(376,608)
Net profit (loss) from discontinued operations	$-	$(209,205)	$-	$130,246
Less: Net profit (loss) from discontinued operations - noncontrolling interest	$-	$(106,694)	$-	$67,872
Net profit (loss) from discontinued operations attributable to CUI Global, Inc.	$-	$(102,511)	$-	$62,374
Net (loss) for the period attributable to CUI Global, Inc.	$(714,885)	$(220,711)	$(1,786,647)	$(314,234)

Weighted average number of shares outstanding	10,551,530	7,236,705	9,495,579	7,187,612
Add: Warrants and options as of beginning of period	-	-	-	-
Warrants and options as of date of vesting	-	-	-	-
Convertible preferred shares oustanding	-	-	-	-
Weighted average number of common and common equivalent shares	10,551,530	7,236,705	9,495,579	7,187,612

Diluted (loss) per common share from continuing operations	$(0.07)	$(0.02)	$(0.19)	$(0.05)
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$0.00	$(0.01)	$0.00	$0.01
Diluted (loss) per common share	$(0.07)	$(0.03)	$(0.19)	$(0.04)

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the six months ended June 30, 2012 and 2011 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At June 30, 2012, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.7106% at June 30, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At June 30, 2012, there was no balance outstanding on the line of credit.

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

The 2008 Equity Incentive Plans provide for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under both plans have a maximum duration of 10 years.

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

At December 31, 2011, there were 57,509 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During April 2012, 84,675 options to purchase restricted common stock were issued to officers and directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $4.56 per share, volatility of 90%, risk free interest rate of 0.27% and a term of 2 years. The 19,800 director related options vest one year from the date of grant while the 64,875 officer options have a four year vesting period with 25% vesting one year from date of grant and monthly thereafter. During May 2012, 11,167 fully vested options were granted to employees under the 2008 Equity Incentive Plan to purchase common stock with the following assumptions: exercise price of $4.58 per share, volatility of 91%, risk free interest rate of 0.27% and a term of 2 years.

The following information is presented for the stock option activity for the six months ended June 30, 2012:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	259,299	$7.75	7.69 Years
Exercised	-	$-
Expired	-	$-
Forfeited	(1,167)	$5.70
Granted	95,842	$4.56
Outstanding at June 30, 2012	353,974	$6.75	7.90 Years
Outstanding exercisable at June 30, 2012	224,537	$7.15	7.14 Years

The following information is presented for the warrant activity for the six months ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	10,071	$0.30	0.62 Years
Exercised	(10,071)	$0.30
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at June 30, 2012	-	$0.01	0.00 Years
Outstanding exercisable at June 30, 2012	-	$0.01	0.00 Years

7.  NOTES PAYABLE

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% and secured by personal Letters of Credit from a related party.  The balance at December 31, 2011 was $4,000,000.  As of June 30, 2012, the balance of this term note has been paid in full.

At December 31, 2011, the Company had a short term convertible loan from a CUI Global officer of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share.  There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant. As of June 30, 2012, the balance of this convertible note payable has been paid in full.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc.  The note was originally due May 15, 2011.  In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018.  Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date.  At December 31, 2011, the balance of this note was $10,303,683.  During the first quarter of 2012, the Company paid to International Electronic Devices, Inc. $3,000,000 in principal.  As of June 30, 2012, the balance on this note is $7,303,683 and is included in Long Term Notes Payable, Related Party.

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

The total costs associated with the February and March 2012 issuances of common stock under the S-1 and S-3 registration statements were $1,513,772 and were recorded as reductions of additional paid in capital associated with these raises.

During March 2012, 15,000 shares of common stock were issued in consideration for investor relations services rendered for the benefit of the company and a $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

During March 2012, a beneficial owner of approximately 8% exercised 10,071 warrants he previously received in relation to a note provided to the Company which has since been paid in full. The company received $3,021 from this transaction.

During April 2012, 57,000 common stock shares issuable as of March 31, 2012 were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000.

During April 2012, a holder of 2,500 shares of convertible Series A preferred stock completed the conversion into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $250 into common shares. For these conversions, the holder received 458 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

During May 2012, a holder of 45,000 shares of convertible Series A preferred stock completed the conversion those shares into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $4,500 into common shares. For these conversions, the holder received 8,645 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

During May 2012, a holder of 3,043 shares of convertible Series A preferred stock completed the conversion into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $304 into common shares. For these conversions, the holder received 558 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

During June 2012, 123,222 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with total proceeds received of $208,000 and a subscription receivable of $346,500. The company recorded $41,315 of related costs associated with these stock purchase agreements as reductions of additional paid in capital.

During the quarter ended June 30, 2012, 41,500 shares of common stock were issued to consultants in consideration for strategic investor relations services rendered for the benefit of the company and a $187,890 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grants.

9.  CONCENTRATIONS

During the three and six months ended June 30, 2012, 42.92% and 44.89%, respectively, of revenues were derived from one customer. During the three and six months ended June 30, 2011, 41.80% and 40.99%, respectively, of revenues were derived from one customer.

At June 30, 2012 a single customer balance accounted for 20.25% of the total trade receivables balance.  At June 30, 2011, a single customer balance accounted for 14.43% of the trade receivables balance.

10.  SUBSEQUENT EVENTS

On July 2, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $76,950 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

On July 2, 2012, 22,222 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with proceeds of $100,000 before related costs from this transaction.

On July 3, 2012, 22,222 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with proceeds of $100,000 before related costs from this transaction.

On July 16, 2012, 44,444 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with proceeds of $200,000 before related costs from this transaction.

On July 27, 2012, the Company received $100,000 before related costs for the sale of 22,222 shares of common stock under a share purchase agreement for 111,111 total shares of common stock at $4.50 per share. For the remaining 88,889 shares of common stock associated with this share purchase agreement, the Company is to receive $400,000 before related costs from this transaction.

On August 1, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $92,070 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

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

During the six months ended June 30, 2012, CUI Global had a loss from operations of $1,503,971. During the six months ended June 30, 2012, CUI Global had a consolidated net loss of $1,786,647, with a net loss attributable to CUI Global of $1,786,647. The net loss is primarily the result of the decrease in revenues and related gross profits during the six month period, an increase in selling, general and administrative expenses incurred in relation to the equity raises completed during the first six months of the year and increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals, stock issued to consultants related to investor relations activities and an impairment loss recognized related to the intangible, trademark and trade name V-Infinity during the quarter ended June 30, 2012.

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

CUI Japan and the discontinued operations of Comex Electronics –Subsidiaries

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As of June 30, 2012 the Comex Electronics note receivable is current in accordance with the agreed terms. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General

Cash and cash equivalents from continuing operations at June 30, 2012 are $3,190,773. Operations and investments in patents and equipment have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions during the three month period.

Cash provided by (used in) operations

Operating requirements generated negative cash flow from continuing operations of $751,078 for the six months ended June 30, 2012, versus positive cash flow from continuing operations of $503,168 for the same period last year.  The change in cash provided by (used in) operations is primarily the result of the increased net loss incurred during the first six months of 2012, an increase in trade accounts receivable, an increase in inventory, a decrease in prepaid expenses and other current assets, decreased deposits, increase in accounts payable, decreased accrued expenses and an increase in unearned revenue.

During the first six months of 2012 and 2011 common stock and stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first six months of 2012 and 2011, a total of $616,547 and $136,354, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

During the six months ended June 30, 2012 the Company had no cash flow from discontinued operations as compared to a positive cash flow in the prior year comparative period of $334,776.

As the Company focuses on technology development and product line additions during 2012, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash flows from continuing operations and cash on hand.

Capital Expenditures and Investments

CUI Global invested $0 in patent costs during the first six months of 2012 as compared to $6,646 for the same period last year. It is expected that investment in patent costs will continue throughout 2012 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $39,940 in other intangible assets during the first six months of 2012 as compared to $17,543 for the same period last year.

During the first six months of 2012 and 2011, there was $359,562 and $175,127 invested in property and equipment, respectively.

Financing activities

During the first six months of 2012, the Company received proceeds of $12,723,515 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the demand notes payable, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against related party notes and loans payable, and $35,000 of payments were made against convertible notes payable, related party. During the first six months of 2011, the Company received proceeds of $112,566 on demand notes payable, $6,640 of payments were made against notes and loans payable net of proceeds, $357,862 of payments were made against notes and loans payable, related party and $50,000 of proceeds were received in relation to the exercise of warrants. CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

During the six months ended June 30, 2012, there was no cash flow related to discontinued financing activities. During the six months ended June 30, 2011, net cash used in discontinued financing activities for discontinued operations included $648,218 of payments made against notes and loans payable.

Recap of liquidity and capital resources

During the first six months of 2012, the Company continued to improve its financial strength which included raising $12,723,515 from the sales of common stock and exercise of warrants, net of offering costs, as well as significant reductions of debt principal. As of June 30, 2012 the Company had an accumulated deficit of $75,432,150.

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

At June 30, 2012, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.7106% at June 30, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At June 30, 2012, there was no balance outstanding on the line of credit.

The Company expects the revenues from CUI, Inc. and CUI Japan to help cover operating and other expenses for the next twelve months of operations. If revenues and the funds raised in 2012 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue

During the six months ended June 30, 2012 and 2011, revenue was $18,481,521 and $19,419,413, respectively. The revenue for the six months ended June 30, 2012 is comprised of $17,847,237 from CUI products, $612,702 from CUI Japan products, and $21,582 for freight. The revenue for the six months ended June 30, 2011 is comprised of $19,301,291 from CUI products, $81,020 from CUI Japan products, and $37,102 for freight.

During the three months ended June 30, 2012 and 2011, revenue was $10,011,758 and $9,878,862, respectively. The revenue for the three months ended June 30, 2012 is comprised of $9,645,189 from CUI products, $350,944 from CUI Japan products and $15,625 from freight. The revenue for the three months ended June 30, 2011 is comprised of $9,813,166 from CUI products, $47,552 from CUI Japan products and $18,144 from freight.

The decrease in revenues during the six months ended June 30, 2012 is primarily the result of the slow first quarter of 2012 associated with a decrease in electronic components orders received during the fourth quarter of 2011 which occurred in conjunction with an overall slow down within the electronic components industry during that period.

The increase in revenues during the three months ended June 30, 2012 is attributable to the slight uptick in orders experienced during the first six months of 2012 associated with continued product introductions, continued sales and marketing programs and the strengthening within the electronic components industry.

Although sales revenues during the first six months were less than the previous year, the Company experienced a slight uptick in orders received during the six months and held a backlog of customer orders of approximately $12.2 million as of June 30, 2012 as compared to a backlog of customer orders of approximately $11.0 million as of June 30, 2011.

Cost of revenues

For the six months ended June 30, 2012 and 2011, the cost of revenue was $11,395,134 and $11,858,968, respectively. For the three months ended June 30, 2012 and 2011, the cost of revenue was $6,209,955 and $5,993,305, respectively.

The cost of revenues as a percentage of revenue for the six months ended June 30, 2012 increased to 61.66% from 61.07% during the prior year comparative period. For the three months ended June 30, 2012, the cost of revenue as a percentage of revenue increased to 62.03% from 60.67% in the prior year period. This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2012 compared to the same period in 2011, SG&A expenses increased $1,115,304. The increase is primarily associated with expenses such as travel, meeting costs, and other miscellaneous costs incurred in relation to the equity raises completed during the first six months of the year and increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals and stock issued to consultants related to investor relations activities during the six months ended June 30, 2012. As a percentage of total revenue, SG&A expenses increased 7.82% as compared to the first six months of 2011. Management expects the SG&A expenses as a percentage of revenues to improve during the remainder of 2012 as there were significant expenses in early 2012 associated with the aforementioned items along with lower revenues during the first six months of 2012 as compared to the prior year.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $354,490 and $330,261, for the six months ended June 30, 2012 and 2011, respectively. The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Impairment Loss

The Company recorded a $278,428 impairment loss related to intangible, trademark and trade name V-Infinity during the first six months of 2012, and $0 during the first six months of 2011.

Bad Debt

The bad debt expense for the six months ended June 30, 2012 and 2011 was $0 and $15,449, respectively. The bad debt expense in 2011 relates to several individual customers.

Other Income

Other income for the six months ended June 30, 2012, consisted of $18,505 of gain on foreign exchange, $12,857 of interest income, $2,000 of rental income, $1,323 of miscellaneous income and $196 from the recovery of bad debts. Other income for the six months ended June 30, 2011, consisted of $11,258 from the recovery of bad debts, $9,474 of gain on foreign exchange, $3,799 of interest income and $235 of miscellaneous income.

Investment Income

The Company recognized income of $39,791 on equity investment in affiliate for the six months ended June 30, 2012. For the same period ended 2011, the Company recognized income of $4,571 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs

The Company recorded an expense of $36,667 for the six months ended June 30, 2012, and $297,247 for the same period in 2011, for the amortization of debt discount and debt offering costs. The decrease in expense in 2012 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense

The interest expense of $301,529 and $456,854 for the six months ended June 30, 2012 and 2011 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2011 and during the first six months of 2012 through principal payments.

Profit (loss) from discontinued operations

During the six months ended June 30, 2012 there was no activity associated with the discontinued operations of Comex Electronics which were divested effective July 2011. During the six months ended June 30, 2011, there was a profit from discontinued operations of $130,246 which included a gain on the divestment of Comex Electronics during the period of $290,399.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances. The proceeds received from the issuance of the equity securities was used for general corporate purposes.

Common Stock Issued

During the three months ended June 30, 2012, the Company issued the following shares of common stock:

•	On April 5, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $64,530 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	Between April 4-12, 2012, 57,000 common stock shares issuable as of March 31, 2012 were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000.
•	On April 12, 2012, a holder of 2,500 shares of convertible Series A preferred stock completed the conversion of those shares into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $250 into common shares. For these conversions, the holder received 458 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

•	On May 4, 2012, a holder of 45,000 shares of convertible Series A preferred stock completed the conversion of those shares into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $4,500 into common shares. For these conversions, the holder received 8,645 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.
•	On May 7, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $56,295 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On May 30, 2012, a holder of 3,043 shares of convertible Series A preferred stock completed the conversion of those shares into common shares. At the same time, the holder also converted an accrued preferred stock dividend of $304 into common shares. For these conversions, the holder received 558 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.
•	On June 6, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $60,615 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On June 21, 2012, 1,000 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $6,450 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On June 28 and 29, 123,222 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with proceeds of $208,000 and a subscription receivable of $346,500 before related costs from this transaction of $41,315 which were recorded as reductions of additional paid in capital.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.10[12]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.31[11]	Amendment to $17,500,000 Convertible Promissory Note effective May 1, 2009.

10.32[11]	Amendment to $14,000,000 Promissory Note effective September 1, 2010.
10.33[11]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.34[12]	Stock Sale and Purchase Agreement dated July 1, 2009.
10.35[12]	Amendment to Stock Sale and Purchase Agreement Between Waytronx, Inc., Kunio Yamagishi and Others on July 1, 2009.
10.36[12]	Amendment No. "A" to Stock Sale and Purchase Agreement dated November 11, 2009.
15.2[12]	Letter regarding unaudited interim financial information.
22.6	Proxy Statement and Notice of 2010 Annual Shareholder Meeting filed with the Commission on October 5, 2010.
22.7	Proxy Statement and Notice of Special Shareholder Meeting filed with the Commission on February 27, 2011.
22.8	Proxy Statement and Notice of 2011 Annual Shareholder Meeting filed with the Commission on October 5, 2011.
23.4[12]	Consent of Webb & Company, P. A., Independent Registered Public Accounting Firm for incorporation by reference of their report into Form 10-Q filed herewith.
31.1[12]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[12]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[12]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[12]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1.	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4.	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
8.	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
11.	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 7th day of August 2012.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

