Form 10-Q
period 2012-09-30
CUI Global, Inc.
filed 2012-11-13
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 0-29923

CUI Global, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1463284
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20050 SW 112th Avenue

Tualatin, Oregon 97062

(503) 612-2300.

(Address and Telephone Number of Principal Executive Offices)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check	Smaller reporting company ☒
If a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 13, 2012, there were 10,883,280 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,451,087	$176,775
Trade accounts receivable, net of allowance of $110,000 and $125,000, respectively	4,138,649	3,694,641
Other accounts receivable	65,263	43,314
Other accounts receivable, related party	7,477	7,477
Inventories, net of allowance of $300,000 and $240,000, respectively	5,015,782	3,563,111
Prepaid expenses and other	328,238	632,310
Total current assets	13,006,496	8,117,628

Property and equipment, net	1,032,404	910,810

Other assets:
Investment - equity method	235,094	198,621
Technology rights, net	232,513	252,395
Patent costs, net	5,815	6,313
Other intangible assets, net	64,529	33,090
Deposits and other	74,415	92,216
Notes receivable, related party, net	518,399	529,706
Debt offering costs, net	61,111	116,111
Intangible, trademark and tradename CUI	4,892,856	4,892,856
Intangible, trademark and tradename V-Infinity	1,040,630	1,373,828
Intangible, patent pending technology	551,559	551,559
Intangible, customer list	1,857,000	1,857,000
Intangible, CUI Japan	139,201	139,201
Goodwill, net	12,907,157	12,907,157
Total other assets	22,580,279	22,950,053
Total assets	$36,619,179	$31,978,491

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,516,245	$2,114,029
Preferred stock dividends payable	-	5,054
Demand notes payable	-	1,528,900
Accrued expenses	1,466,365	1,197,395
Accrued compensation	129,398	126,672
Unearned revenue	382,280	70,755
Notes payable, current portion due	-	4,000,000
Convertible notes payable, related party, current portion due	-	35,000
Total current liabilities	4,494,288	9,077,805
Long term notes payable, related party, net of current portion due of $0 and $0, respectively	7,303,683	10,303,683
Total long term liabilities	7,303,683	10,303,683
Total liabilities	11,797,971	19,381,488

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 0 and 10,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively	-	-
Convertible Series A preferred stock, 0 and 5,000,000 shares authorized, at September 30, 2012 and December 31, 2011, respectively, no shares issued and outstanding at September 30, 2012 and 50,543 shares issued and outstanding liquidation preference of $50,543 at December 31, 2011	-	51
Convertible Series B preferred stock, 0 and 30,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, and no shares outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Convertible Series C preferred stock, 0 and 10,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, and no shares outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 10,853,780 and 7,314,513 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	10,854	7,315
Additional paid-in capital	100,706,026	86,217,169
Accumulated deficit	(75,895,147)	(73,645,501)
Accumulated other comprehensive income (loss)	(525)	17,969
Total stockholders' equity	24,821,208	12,597,003
Total liabilities and stockholders' equity	$36,619,179	$31,978,491

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Product Sales	$10,697,471	$10,715,563	$29,157,410	$30,097,874
Revenue from freight	14,835	12,652	36,417	49,754
Total revenue	10,712,306	10,728,215	29,193,827	30,147,628
Cost of revenues	6,778,965	6,706,311	18,174,099	18,565,279

Gross profit	3,933,341	4,021,904	11,019,728	11,582,349

Operating expenses
Selling, general and administrative	3,965,238	3,382,137	11,922,678	10,224,273
Research and development	204,343	199,602	558,833	529,863
Bad debt	32,979	62,000	32,979	77,449
Impairment of intangible, trademark and trade name V-Infinity	-	-	278,428	-
Total operating expenses	4,202,560	3,643,739	12,792,918	10,831,585

Income (loss) from operations	(269,219)	378,165	(1,773,190)	750,764

Other income (expense)
Other income	8,580	11,387	43,461	36,153
Other expense	(13,189)	(39,194)	(16,885)	(48,294)
Investment income (loss)	(3,318)	16,886	36,473	21,457
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	(18,333)	(19,167)	(55,000)	(316,414)
Interest expense	(158,981)	(230,059)	(460,510)	(686,913)
Total other income (expense), net	(185,241)	(260,147)	(452,461)	(994,011)

Profit (loss) before taxes	(454,460)	118,018	(2,225,651)	(243,247)
Provision for taxes	8,539	6,330	23,995	21,673
Consolidated Net profit (loss) from continuing operations	(462,999)	111,688	(2,249,646)	(264,920)
Profit (loss) from discontinued operations
Profit (loss) from discontinued operations	-	-	-	(160,153)
Gain on divestment of Comex Electronics	-	312,635	-	603,034
Net profit from discontinued operations	-	312,635	-	442,881
Consolidated Net profit (loss)	(462,999)	424,323	(2,249,646)	177,961
Less: Net profit from discontinued operations - noncontrolling interest	-	-	-	67,872

Net profit (loss) allocable to common stockholders	$(462,999)	$424,323	$(2,249,646)	$110,089

Basic profit (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.23)	$(0.04)
Diluted profit (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.23)	$(0.04)
Basic profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.04	$-	$0.05
Diluted profit (loss) per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.04	$-	$0.05
Basic profit (loss) per common share	$(0.04)	$0.06	$(0.23)	$0.02
Diluted profit (loss) per common share	$(0.04)	$0.06	$(0.23)	$0.02
Basic weighted average common and common equivalents shares outstanding	10,819,681	7,309,416	9,940,168	7,228,660
Fully diluted weighted average common and common equivalents shares outstanding	10,819,681	7,332,771	9,940,168	7,253,010

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net profit (loss) allocable to common stockholders	$(462,999)	$424,323	$(2,249,646)	$110,089

Other comprehensive profit (loss)
Foreign currency translation adjustment	$2,054	$26,831	$(18,494)	$63,005
Comprehensive profit (loss)	$(460,945)	$451,154	$(2,268,140)	$173,094

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to CUI Global, Inc.	$(2,249,646)	$110,089
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	948,370	183,532
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	55,000	316,414
Non-cash (profit) on equity method investment	(36,473)	(21,457)
Bad debt expense	32,979	77,449
Amortization of technology rights	19,882	198,766
Amortization of patent costs	498	166
Amortization of website development	8,501	2,604
Amortization of intangible, trademark and trade name V-Infinity	54,770	-
Inventory reserve	60,000	135,995
Net profit - noncontrolling interest in discontinued operations	-	67,872
Impairment of intangible, trademark and trade name V-Infinity	278,428	-
Depreciation	438,118	403,866
(Increase) decrease in assets:
Trade accounts receivable	(476,987)	(304,420)
Other accounts receivable	(21,949)	(26,186)
Other accounts receivable, related party	-	2,433
Inventory	(1,512,671)	(427,940)
Prepaid expenses and other current assets	293,282	26,526
Deposits and other assets	17,801	59,215
Increase (decrease) in liabilities:
Accounts payable	402,216	216,108
Accrued expenses	275,608	(462,933)
Accrued compensation	2,726	(289,067)
Unearned revenue	311,525	(4,407)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(1,098,022)	264,625
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	22,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	-	(6,646)
Investment in other intangible assets, net	(39,940)	(37,418)
Proceeds from Notes receivable	22,096	47,333
Purchase of property and equipment	(559,713)	(343,086)
NET CASH (USED IN) CONTINUING INVESTING ACTIVITIES	(577,557)	(339,817)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	195,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(1,528,900)	673,652
Payments on notes and loans payable, net of proceeds	(4,000,000)	(58,531)
Payments on notes and loans payable, related party	(3,000,000)	(487,208)
Proceeds from (payments) to convertible notes payable, related party	(35,000)	35,000
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	13,532,285	50,000
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	4,968,385	212,913
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	(648,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,494)	63,005
Cash and cash equivalents at beginning of year	176,775	373,823
Cash and cash equivalents at end of period	3,451,087	143,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,274,312	$(230,073)

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the nine months ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$72,506	$35,280

Interest paid	$483,905	$693,884

Impairment of intangible, trademark and trade name V-Infinity	$278,428	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$55,000	$316,414

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$811,653	$42,000

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

CUI defines its product into three categories: components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions which includes Novum and Solus; and test and measurement which includes the Vergence GasPT2. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As of September 30, 2012 the Comex Electronics note receivable is current in accordance with the agreed terms. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

2. ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include estimates used to review the Company’s long-lived assets for impairment, allowance for doubtful accounts, inventory valuation, valuations of non-cash capital stock issuances, valuation for unearned revenue, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiaries CUI, Inc. and CUI Japan and its 49% owned subsidiary Comex Electronics (through July 1 , 2011 date of disposal) hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of September 30, 2012.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits or in interest bearing accounts which may or may not be covered by FDIC insurance and places its temporary cash investments with high credit quality financial institutions. At September 30, 2012, the Company had $2,738,769 of cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $144,924 in foreign financial institutions.

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

Inventory

Inventory consists of finished and un-finished products. At September 30, 2012, the Company had finished goods of $4,866,557, raw materials of $349,578, work in process of $99,647 and an allowance of $300,000.

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

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. Intangible assets other than goodwill, technology rights and patents are amortized over an estimated useful life of 15 years. Technology rights are amortized over the shorter of a twenty year life or the term of the rights agreement and are reviewed for impairment annually. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. During the nine months ended September 30, 2012 the Company recorded impairment charges of $278,428 related to intangible, trademark and trade name V-Infinity. The remaining balance of the intangible, trademark and trade name V-Infinity is amortized evenly over the estimated 5 year remaining life.

Intangible assets consist of the following as of September 30, 2012:

Technology Rights	$303,664
Accumulated amortization	(71,151)
Net	$232,513

Patent costs	$6,646
Accumulated amortization	(831)
Net	$5,815

Debt offering costs	$220,000
Accumulated amortization	(158,889)
Net	$61,111

Intangible, trademark and trade name CUI	$4,892,856
Accumulated amortization	-
Net	$4,892,856

Intangible, trademark and trade name V-Infinity	$1,095,400
Accumulated amortization	(54,770)
Net	$1,040,630

Intangible, patent pending technology	$551,559
Accumulated amortization	-
Net	$551,559

Intangbiile, customer list	$1,857,000
Accumulated amortization	-
Net	$1,857,000

Intangible, CUI Japan	$139,201
Accumulated amortization	-
Net	$139,201

Goodwill	$12,909,273
Accumulated amortization	(2,116)
Net	$12,907,157

Other intangible assets	$107,421
Accumulated amortization	(42,892)
Net	$64,529

Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest at September 30, 2012 and 2011, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2012 is as follows:

Current assets	$6,955,727
Non-current assets	560,768
Total Assets	$7,516,495

Current liabilities	$3,862,115
Non-current liabilities	1,280,844
Stockholders' equity	2,373,536
Total Liabilities and Stockholders' Equity	$7,516,495

Revenues	$9,679,851
Operating income	563,636
Net profit	315,951
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	315,951
Company share of Net Profit at 11.54%	36,473
Equity investment in affiliate	$235,094

Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the nine months ended September 30, 2012 the company recorded impairment charges of $278,428 related to intangible, trademark and trade name V-Infinity. The remaining balance of the intangible, trademark and trade name V-Infinity is amortized evenly over the estimated 5 year remaining life.

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

Segment Reporting

The Company has identified five operating segments based on the products offered including one discontinued operations segment. The five segments are External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. The External Power segment is focused primarily on sales of external power supplies and related components. The Internal Power segment is focused primarily on sales of internal power supplies and related components. The Industrial Controls segment is focused primarily on sales of encoding devices and related components. The Discontinued Operations segment represents the operations of Comex Electronics which the Company entered into an agreement to divest effective July 1, 2011.  The Other category represents activity of segments that do not meet the threshold for segment reporting and are combined. The Other segment includes such items as selling general and administrative expenses that are not directly related to the identified segments, investor relations expenses, financing expenses, Vergence GasPT2 activity, and CUI Japan activity.

The following information is presented for the nine months ended September 30, 2012 for operating segment activity:

	External	Internal	Industrial	Discontinued
	Power	Power	Controls	Operations	Other	Totals
Revenues from external customers	$17,364,790	$7,847,644	$3,186,595	$-	$794,798	$29,193,827
Interest revenues	$-	$-	$-	$-	$20,622	$20,622
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$36,473	$36,473
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$55,000	$55,000
Interest expense	$-	$-	$-	$-	$460,510	$460,510
Depreciation and amortization	$-	$-	$-	$-	$521, 769	$521, 769
Segment profit (loss)	$5,839,749	$1,018,612	$624,837	$-	$(9,732,844	$(2,249,646)
Other significant non-cash items:						$-
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$948,370	$948,370
Impairment of intangible, trademark and trade name V-Infinity	$-	$-	$-	$-	$278,428	$278,428
Segment assets	$-	$-	$-	$-	$36,619,179	$36,619,179
Foreign currency translation adjustments	$-	$-	$-	$-	$(18,494)	$(18,494)
Expenditures for segment assets	$-	$-	$-	$-	$599,653	$599,653

The following information is presented for the nine months ended September 30, 2011 for segment activity:

	External	Internal	Industrial	Discontinued
	Power	Power	Controls	Operations	Other	Totals
Revenues from external customers	$16,818,073	$9,915,316	$3,231,792	$-	$182,447	$30,147,628
Interest revenues	$-	$-	$-	$-	$8,542	$8,542
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$21,457	$21,457
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$316,414	$316,414
Interest expense	$-	$-	$-	$-	$686,913	$686,913
Depreciation and amortization	$-	$-	$-	$-	$605,402	$605,402
Segment profit (loss)	$6,049,994	$2,386,532	$508,637	$442,881	$(9,210,083)	$177,961
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$183,532	$183,532
Gain on divestment of Comex Electronics	$-	$-	$-	$603,034	$-	$603,034
Segment assets	$-	$-	$-	$-	$32,783,612	$32,783,612
Foreign currency translation adjustments	$-	$-	$-	$-	$63,005	$63,005
Expenditures for segment assets	$-	$-	$-	$-	$387,150	$387,150

The following information is presented for the three months ended September 30, 2012 for operating segment activity:

	External	Internal	Industrial	Discontinued
	Power	Power	Controls	Operations	Other	Totals
Revenues from external customers	$6,371,091	$3,011,887	$1,224,331	$-	$104,997	$10,712,306
Interest revenues	$-	$-	$-	$-	$7,765	$7,765
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$(3,318)	$(3,318)
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$18,333	$18,333
Interest expense	$-	$-	$-	$-	$158,981	$158,981
Depreciation and amortization	$-	$-	$-	$-	$224,920	$224,920
Segment profit (loss)	$2,150,969	$431,694	$269,568	$-	$(3,315,230)	$(462,999)
Other significant non-cash items:						$-
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$331,823	$331,823
Impairment of intangible, trademark and trade name V-Infinity	$-	$-	$-	$-	$-	$-
Segment assets	$-	$-	$-	$-	$36,619,179	$36,619,179
Foreign currency translation adjustments	$-	$-	$-	$-	$2,054	$2,054
Expenditures for segment assets	$-	$-	$-	$-	$200,151	$200,151

The following information is presented for the three months ended September 30, 2011 for segment activity:

	External	Internal	Industrial	Discontinued
	Power	Power	Controls	Operations	Other	Totals
Revenues from external customers	$6,337,898	$3,101,515	$1,189,017	$-	$99,785	$10,728,215
Interest revenues	$-	$-	$-	$-	$4,743	$4,743
Equity in profit (loss) of unconsolidated affiliate	$-	$-	$-	$-	$16,886	$16,886
Interest expense - intrinsic value of convertible debt, amortization of debt offering costs and amortization of debt discount	$-	$-	$-	$-	$19,167	$19,167
Interest expense	$-	$-	$-	$-	$230,059	$230,059
Depreciation and amortization	$-	$-	$-	$-	$214,486	$214,486
Segment profit (loss)	$2,437,052	$645,113	$161,518	$312,635	$(3,131,995)	$424,323
Other significant non-cash items:
Stock, options, warrants and notes issued for compensation and services	$-	$-	$-	$-	$47,178	$47,178
Gain on divestment of Comex Electronics	$-	$-	$-	$312,635	$-	$312,635
Segment assets	$-	$-	$-	$-	$32,783,612	$32,783,612
Foreign currency translation adjustments	$-	$-	$-	$-	$26,831	$26,831
Expenditures for segment assets	$-	$-	$-	$-	$187,834	$187,834

Only the Discontinued Operations and Other operating segments hold assets individually. The External Power, Internal Power and Industrial Controls operating segments do not hold assets individually as they utilize the Company assets held in the Other segment.

Discontinued Operations Summary Financial Information

The following is a summary statement of discontinued operations of Comex Electronics as of September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011

Total revenues	$-	$1,280,485
Cost of revenues	-	1,146,443
Gross profit	-	134,042
Selling, general,administrative and other	-	(308,839)
Net profit from discontinued operations	-	442,881
Less net profit from discontinued operations - noncontrolling interest	-	67,872
Net profit from discontinued operations allocable to common stockholders	$-	$375,009

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

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

3. INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three months and nine months ended September 30, 2012 were anti-dilutive, thus the diluted weighted average common shares outstanding for this period are the same as the basic weighted average common shares outstanding.

At September 30, 2012 and 2011, respectively, 237,786 and 193,354 potential common stock shares are issuable upon the exercise of vested warrants and options and conversion of debt to common stock. For the three months and nine months ended September 30, 2012, 625,349 shares and 672,807 shares, respectively, related to warrants and options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three and nine month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Consolidated Net profit (loss) from continuing operations	$(462,999)	$111,688	$(2,249,646)	$(264,920)
Net profit from discontinued operations	$-	$312,635	$-	$442,881
Less: Net profit from discontinued operations - noncontrolling interest	$-	$-	$-	$67,872
Net profit from discontinued operations attributable to CUI Global Inc.	$-	$312,635	$-	$375,009
Net profit (loss) for the period attributable to CUI Global, Inc.	$(462,999)	$424,323	$(2,249,646)	$110,089
Weighted average number of shares outstanding	10,819,681	7,309,416	9,940,168	7,228,660
Weighted average number of common and common equivalent shares	10,819,681	7,309,416	9,940,168	7,228,660

Basic profit (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.23)	$(0.04)
Basic profit per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.04	$-	$0.05
Basic profit (loss) per common share	$(0.04)	$0.06	$(0.23)	$0.02

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Consolidated Net profit (loss) from continuing operations	$(462,999)	$111,688	$(2,249,646)	$(264,920)
Net profit from discontinued operations	$-	$312,635	$-	$442,881
Less: Net profit from discontinued operations – noncontrolling interest	$-	$-	$-	$67,872
Net profit from discontinued operations attributable to CUI Global, Inc.	$-	$312,635	$-	$375,009
Net profit (loss) for the period attributable to CUI Global, Inc.	$(462,999)	$424,323	$(2,249,646)	$110,089

Weighted average number of shares outstanding	10,819,681	7,309,416	9,940,168	7,228,660
Add: Warrants and options as of beginning of period	-	14,931	-	15,926
Warrants and options as of date of vesting	-	-	-	-
Convertible preferred shares outstanding	-	8,424	-	8,424
Weighted average number of common and common equivalent shares	10,819,681	7,332,771	9,940,168	7,253,010

Diluted profit (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.23)	$(0.04)
Diluted profit per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.04	$-	$0.05
Diluted profit (loss) per common share	$(0.04)	$0.06	$(0.23)	$0.02

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the nine months ended September 30, 2012 and 2011 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At September 30, 2012, the Company maintained a $4,000,000 revolving working capital line of credit (LOC) with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.61225% at September 30, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At September 30, 2012, there was no balance outstanding on the line of credit.

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

On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies. The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the Board. Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock. The Compensation Committee was appointed as the Plan Administrator to manage the plan. CUI Global authorized an additional 3,060,382 and an additional 330,000 options under the 2009 Equity Incentive Plan (Executive) on October 11, 2010 and September 21, 2012, respectively.

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

At December 31, 2011, there were 57,509 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During April 2012, 84,675 options to purchase restricted common stock were issued to officers and directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $4.56 per share, volatility of 90%, risk free interest rate of 0.27% and a term of 2 years. The 19,800 director related options vest one year from the date of grant while the 64,875 officer options have a four year vesting period with 25% vesting one year from date of grant and monthly thereafter. During May 2012, 11,167 fully vested options were granted to employees under the 2008 Equity Incentive Plan to purchase common stock with the following assumptions: exercise price of $4.58 per share, volatility of 91%, risk free interest rate of 0.27% and a term of 2 years. During September 2012, 330,000 options to purchase common stock were issued to an officer under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $6.00 per share, volatility of 84%, risk free interest rate of 0.27% and a term of 2 years. The 330,000 options vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012.

The following information is presented for the stock option activity for the nine months ended September 30, 2012:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	259,299	$7.75	7.69 Years
Exercised	-	$-
Expired	-	$-
Forfeited	(1,167)	$5.70
Granted	425,842	$5.68
Outstanding at September 30, 2012	683,974	$6.46	8.77 Years
Outstanding exercisable at September 30, 2012	237,786	$7.37	6.99 Years

The following information is presented for the warrant activity for the nine months ended September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2011	10,071	$0.30	0.62 Years
Exercised	(10,071)	$0.30
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at September 30, 2012	-	$-	0.00 Years
Outstanding exercisable at September 30, 2012	-	$-	0.00 Years

7.  NOTES PAYABLE

In conjunction with the acquisition of CUI, Inc., the Company utilized a $6,000,000 bank loan from Commerce Bank of Oregon secured by personal Letters of Credit from related parties.  In August 2010, this loan was paid down to $4,000,000 and was replaced by a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% and secured by personal Letters of Credit from a related party.  The balance at December 31, 2011 was $4,000,000.  As of September 30, 2012, the balance of this term note has been paid in full.

At December 31, 2011, the Company had a short term convertible loan from a CUI Global officer of $35,000 to the Company which accrued interest at 6% per annum, convertible at $5.10 per common share.  There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant. As of September 30, 2012, the balance of this convertible note payable has been paid in full.

Additionally, the Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc.  The note was originally due May 15, 2011.  In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018.  Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date.  At December 31, 2011, the balance of this note was $10,303,683.  During the first quarter of 2012, the Company paid to International Electronic Devices, Inc. $3,000,000 in principal.  As of September 30, 2012, the balance on this note is $7,303,683 and is included in Long Term Notes Payable, Related Party.

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

During February 2012, in conjunction with an S-1 registration statement that became effective February 14, 2012, 2,222,222 shares of common stock were issued. The company received $10,000,000 before related transaction costs.

During March 2012, 333,333 additional shares were issued that are included in the S-1 registration statement pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $1,500,000 before related transaction costs.

During March 2012, 570,000 shares of common stock were issued that are included in an S-3 registration statement that became effective April 13, 2012. The company received $2,565,025 before related transaction costs.

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

During the quarter ended June 30, 2012, 41, 500 shares of common stock were issued to consultants in consideration for strategic investor relations services rendered for the benefit of the company and a $187,890 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grants.

During July 2012, 111,110 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with total proceeds received of $500,000. The company recorded $37,730 of related costs associated with these stock purchase agreements as reductions of additional paid in capital.

During September 2012 1,052 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares are valued at $6,638.

During September 2012 4,596 shares of common stock were issued to an employee as a bonus with a fair value of $25,000.

During the quarter ended September 30, 2012, 40,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $249,075 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grants.

During September 2012, with there no longer having any need for presently authorized preferred stock and there being no preferred shares issued and outstanding, the Board of Directors passed a resolution authorizing that the Company Series A and B Convertible Preferred and Series C Preferred stock be eliminated and discontinued as stock of the Company and all preferred stock shall be returned to the Company treasury.

9.  CONCENTRATIONS

During the three and nine months ended September 30, 2012, 47.81% and 45.96%, respectively, of revenues were derived from one customer. During the three and nine months ended September 30, 2011, 41.03% and 41.20%, respectively, of revenues were derived from one customer.

At September 30, 2012 two customers had balances of more than 10% of the total trade receivables balances, representing 21.95% and 12.75% of the total trade receivables balances.  At September 30, 2011, a single customer balance accounted for 19.03% of the trade receivables balance.

10.  SUBSEQUENT EVENTS

On October 1, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $69,795 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

On October 16, 2012, 2,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $12,825 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

On November 1, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $69,660 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

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

Overview

CUI Global, Inc. is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

During the nine months ended September 30, 2012, CUI Global had a loss from operations of $1,773,190. During the nine months ended September 30, 2012, CUI Global had a consolidated net loss of $2,249,646, with a net loss attributable to CUI Global of $2,249,646. The net loss is primarily the result of the decrease in revenues and related gross profits during the nine month period, an increase in sales, general and administrative expenses incurred in relation to the indirect costs associated with the equity raises completed during the first nine months of the year and increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, continued development of the Novum and Solus products, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals, stock issued to consultants related to investor relations activities and an impairment loss recognized related to the intangible, trademark and trade name V-Infinity during the nine months ended September 30, 2012.

CUI, Inc. - Subsidiary

CUI, Inc., is a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing an 11.54% interest) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI defines its product into three categories: components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions which include Novum and Solus; and test and measurement which include the Vergence GasPT2. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

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

We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products.  This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market.  In September of 2010 we released full production versions of two point of load modules.  We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010.  With the shift towards smarter, smaller, and more energy efficient power requirements, engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs, and increasing thermal issues that they face in their designs.  Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management.  The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July 2011. The agreement formalizes a plan between the two companies to offer a multi-source digital POL platform based on the Ericsson BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A.  We have also developed a middle ground product to ease the customer base into the benefits of digital in power.  We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

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

AMT ™ Encoder

Through a licensing agreement, the company has an exclusive agreement to develop, sell and distribute the AMT encoder worldwide.  The AMT series modular encoder is designed with proprietary, capacitive, code-generating technology as opposed to optical or magnetic encoding.  This unique device allows breakthroughs in selectable resolution, shaft-adaptation and convenient mounting solutions to bring ease of installation, reduction in SKU’s, and economies of scale in purchasing.  The AMT amounts to almost 2000 different encoders in one package.  The company is selling and distributing the AMT through various customers.  Moreover, the product is being marketed by multiple DC motor manufacturers.  The AMT has been awarded several design wins from Motion Control OEM’s producing a wide range of products from cash machines to robotics.

Vergence ™ GasPT2

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell, and distribute a Gas Quality Inferential Measurement Device (GASPT2) designed by GL on a worldwide basis, now marketed as the Vergence TM GasPT2.

The Vergence natural gas inferential metering device, the GasPT2, is a low cost solution to measuring natural gas quality.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z)."  An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

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

In addition to these numbers, there are currently 8,000 gas turbines in operation worldwide.  Each of those turbines is subject to variances in natural gas quality.  Depending on the quality of the gas, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions.  Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished.  Operators attempt to deal with the delay by placing the monitoring station miles away from the turbine or creating large holding tanks to maintain the gas until an analysis can be completed.  The use of the Vergence Technology, will enable those operators to place the GasPT2 units right next to the turbines and by interfacing them with the machine’s process control software, the tuning can be accomplished on almost a real-time basis; thus, allowing the turbines to run longer, more efficiently, and cleaner.

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

CUI Japan and the discontinued operations of Comex Electronics –Subsidiaries

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As of September 30, 2012 the Comex Electronics note receivable is current in accordance with the agreed terms. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General

Cash and cash equivalents from continuing operations at September 30, 2012 are $3,451,087. Operations and investments in patents and equipment have been funded through cash from operations, proceeds from equity financings and borrowings from financial institutions during the three month period.

Cash provided by (used in) operations

Operating requirements generated negative cash flow from continuing operations of $1,098,022 for the nine months ended September 30, 2012, versus positive cash flow from continuing operations of $264,625 for the same period last year.  The change in cash provided by (used in) operations is primarily the result of the increased net loss incurred during the first nine months of 2012, an increase in trade accounts receivable, an increase in inventory, a decrease in prepaid expenses and other current assets, decreased deposits, increase in accounts payable, increased accrued expenses and an increase in unearned revenue.

During the first nine months of 2012 and 2011 common stock and stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first nine months of 2012 and 2011, a total of $948,370 and $183,532, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

During the nine months ended September 30, 2012 the Company had no cash flow from discontinued operations as compared to a positive cash flow in the prior year comparative period of $22,141.

As the Company focuses on technology development and product line additions during 2012, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash flows from continuing operations and cash on hand.

Capital Expenditures and Investments

CUI Global invested $0 in patent costs during the first nine months of 2012 as compared to $6,646 for the same period last year. It is expected that investment in patent costs will continue throughout 2012 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $39,940 in other intangible assets during the first nine months of 2012 as compared to $37,418 for the same period last year.

During the first nine months of 2012 and 2011, there was $559,713 and $343,086 invested in property and equipment, respectively.

During the nine months ended September 30, 2012 the Company had no cash flow provided by or used in discontinued investing activities as compared to a positive cash flow in the prior year comparative period of $195,278.

Financing activities

During the first nine months of 2012, the Company received proceeds of $13,532,285 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the demand notes payable, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against related party notes and loans payable, and $35,000 of payments were made against convertible notes payable, related party. During the first nine months of 2011, the Company received proceeds of $673,652 on demand notes payable, $58,531 of payments were made against notes and loans payable net of proceeds, $487,208 of payments were made against notes and loans payable, related party, $35,000 of proceeds were received from a convertible note payable, related party and $50,000 of proceeds were received in relation to the exercise of warrants. CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

During the nine months ended September 30, 2012, there was no cash flow related to discontinued financing activities. During the nine months ended September 30, 2011, net cash used in discontinued financing activities for discontinued operations included $648,218 of payments made against notes and loans payable.

Recap of liquidity and capital resources

During the first nine months of 2012, the Company continued to improve its financial strength which included raising $13,532,285 from the sales of common stock and exercise of warrants, net of offering costs, as well as significant reductions of debt principal. As of September 30, 2012 the Company had an accumulated deficit of $75,895,147.

The Company may seek to raise additional capital for the commercialization and further development of its product and technology offerings as well as to further reduce debt. The Company believes its operations and existing financing structure will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity. However, there is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

At September 30, 2012, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.61225% at September 30, 2012). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At September 30, 2012, there was no balance outstanding on the line of credit.

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

Results of Operations

Revenue

During the nine months ended September 30, 2012 and 2011, revenue was $29,193,827 and $30,147,628, respectively. The revenue for the nine months ended September 30, 2012 is comprised of $28,202,861 from CUI products, $954,549 from CUI Japan products, and $36,417 for freight. The revenue for the nine months ended September 30, 2011 is comprised of $29,799,472 from CUI products, $298,402 from CUI Japan products, and $49,754 for freight.

During the three months ended September 30, 2012 and 2011, revenue was $10,712,306 and $10,728,215, respectively. The revenue for the three months ended September 30, 2012 is comprised of $10,355,624 from CUI products, $341,847 from CUI Japan products and $14,835 from freight. The revenue for the three months ended September 30, 2011 is comprised of $10,498,181 from CUI products, $217,382 from CUI Japan products and $12,652 from freight.

The decrease in revenues during the nine months ended September 30, 2012 is primarily the result of the slow first quarter of 2012 associated with a decrease in electronic components orders received during the fourth quarter of 2011 which occurred in conjunction with an overall slow down within the electronic components industry during that period.

There was a slight decrease in revenues during the three months ended September 30, 2012 which is primarily attributable to the timing of customer orders and production schedules.

Although sales revenues during the first nine months were less than the previous year, the Company experienced a significant uptick in orders received during the nine months and held a backlog of customer orders of approximately $14.7 million as of September 30, 2012 as compared to a backlog of customer orders of approximately $9.1 million as of September 30, 2011.

Cost of revenues

For the nine months ended September 30, 2012 and 2011, the cost of revenue was $18,174,099 and $18,565,279, respectively. For the three months ended September 30, 2012 and 2011, the cost of revenue was $6,778,965 and $6,706,311, respectively.

The cost of revenues as a percentage of revenue for the nine months ended September 30, 2012 increased to 62.25% from 61.58% during the prior year comparative period. For the three months ended September 30, 2012, the cost of revenue as a percentage of revenue increased to 63.28% from 62.51% in the prior year period. This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the nine months ended September 30, 2012 compared to the same period in 2011, SG&A expenses increased $1,698,405. The increase is primarily associated with indirect expenses incurred in relation to the equity raises completed during the first nine months of the year, increased sales efforts and related costs for the Vergence GasPT2 product which required significant travel and some continuing development and costs associated with safety certification of the device prior to sale and installation, as well as stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals and stock issued to consultants related to investor relations activities during the nine months ended September 30, 2012. As a percentage of total revenue, SG&A expenses increased 6.93% as compared to the first nine months of 2011. Management expects the SG&A expenses as a percentage of revenues to improve during the remainder of 2012 as there were significant expenses in early 2012 associated with the aforementioned items along with lower revenues during the first nine months of 2012 as compared to the prior year.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $558,833 and $529,863, for the nine months ended September 30, 2012 and 2011, respectively. The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Impairment Loss

The Company recorded a $278,428 impairment loss related to intangible, trademark and trade name V-Infinity during the first nine months of 2012, and $0 during the first nine months of 2011.

Bad Debt

The bad debt expense for the nine months ended September 30, 2012 and 2011 was $32,979 and $77,449, respectively. The bad debt expense for both periods relates to several individual customers.

Other Income

Other income for the nine months ended September 30, 2012, consisted of $20,622 of interest income, $19,177 of gain on foreign exchange, $2,000 of rental income, $1,323 of miscellaneous income and $339 from the recovery of bad debts. Other income for the nine months ended September 30, 2011, consisted of $17,614 from the recovery of bad debts, $9,762 of gain on foreign exchange, $8,542 of interest income and $235 of miscellaneous income.

Investment Income

The Company recognized income of $36,473 on equity investment in affiliate for the nine months ended September 30, 2012. For the same period ended 2011, the Company recognized income of $21,457 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs

The Company recorded an expense of $18,333 and $55,000 for the three and nine months ended September 30, 2012, respectively, and $19,167 and $316,414 for the same periods in 2011, for the amortization of debt discount and debt offering costs. The decrease in expense in 2012 is related to the reduction in the debt discount related to the 2009 and 2010 reductions of debt and related debt discounts associated with the convertible note and note payable used to fund the acquisition of CUI, Inc.

Interest Expense

The interest expense of $460,510 and $686,913 for the nine months ended September 30, 2012 and 2011 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2011 and during the first nine months of 2012 through principal payments.

Profit (loss) from discontinued operations

During the nine months ended September 30, 2012 there was no activity associated with the discontinued operations of Comex Electronics which were divested effective July 2011. During the nine months ended September 30, 2011, there was a profit from discontinued operations of $442,881 which included a gain on the divestment of Comex Electronics during the period of $603,034.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (GAAP), and present a meaningful presentation of our financial condition and results of operations.

Our Management believes that the following are our critical accounting policies:

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles- Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of an asset acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following an asset acquisition. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

Long Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use quoted market prices when available and independent appraisals, as appropriate, to determine fair value.

Fair Value Measurement

The Company’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815 Derivatives and Hedging. ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/ (losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820 Fair Value Measurements and Disclosures.

Deferred Revenue

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.

Revenue Recognition Policy

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 605). Under these arrangements, the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable.

Stock Based Compensation

The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Common Stock Issued

During the three months ended September 30, 2012, the Company issued the following shares of common stock:

•	On July 2, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $76,950 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On July 2, 3, 16 and 27, 2012, a total of 111,110 shares of common stock were sold at $4.50 per share pursuant to stock purchase agreements with proceeds of $500,000 before related costs from this transaction of $37,730 which were recorded as reductions of additional paid in capital.
•	On August 1, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $92,070 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On September 7, 2012, 13,500 shares of common stock were issued to a consultant in consideration for strategic investor relations services rendered for the benefit of the company and a $80,055 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.
•	On September 7, 2012, 1,052 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $6,638.
•	On September 27, 2012, 4,596 shares of common stock were issued to an employee as a bonus. These shares were valued at a fair value of $25,000 as of the date of issuance.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
3.1[1]	Amended Articles of Incorporation
3.2[1]	Bylaws of the Registrant.
3.3[2]	Articles of Amendment to Certificate of Incorporation - Certificate of Designations, Preferences, Limitations and Relative Rights of the Series A Preferred Stock, filed July 25, 2002.
3.4[2]	Articles of Amendment to Articles of Incorporation-Terms of Series A Convertible Preferred Stock, filed November 13, 2003.
3.5[2]	Restated Articles of Incorporation to increase the authorized common stock to 150,000,000 shares, filed December 23, 2003.
3.6[2]	Restated Articles of Incorporation - Certificate of Designations of the Series B Convertible Preferred Stock, filed April 1, 2004.
3.7[3]	Restated Articles of Incorporation, Officers’ Certificate and Colorado Secretary of State Certificate filed June 30, 2004 showing corporate name change to OnScreen Technologies, Inc.
3.8[4]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to Waytronx, Inc.
3.9[8]	Restated Articles of incorporation to increase the authorized common shares to 325,000,000 shares.
3.10[12]	Restated Articles of Incorporation and Colorado Secretary of State Certificate filed January 7, 2008 showing corporate name change to CUI Global, Inc.
10.33[11]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
15.2[12]	Letter regarding unaudited interim financial information.
22.8	Proxy Statement and Notice of 2012 Annual Shareholder Meeting filed with the Commission on August 23, 2012.

31.1[12]	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2[12]	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1[12]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[12]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes to Exhibits:

1.	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
2.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on April 14, 2004.
3.	Incorporated by reference to our Report on Form 10-KSB filed with the Commission on March 31, 2005.
4.	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on March 12, 2008.
8.	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
11.	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 30, 2011.
12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 13th day of November 2012.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

