Form 10-K
period 2012-12-31
CUI Global, Inc.
filed 2013-02-19
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

William J. Clough, CEO/President

CUI Global, Inc.

20050 SW 112th Avenue

Tualatin, Oregon 97062

(503) 612-2300

(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	where registered
Common Stock par value $0.001 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer   ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $53,601,066.

As of February 19, 2013, the registrant had 10,883,280 shares of common stock outstanding and no shares of Preferred Stock outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Item 1.	Business	3
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Mine Safety Disclosure	13
Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Market Value	16
	Description of Securities
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
	Critical Accounting Policies	26
	Liquidity and Capital Resources	27
	Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
Item 9A(T)	Controls and Procedures	35
Item 9B	Other Information	36
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	36
	Our Corporate Governance Practices	41
	Code of Ethics	42
	Audit Committee	42
	Audit Committee Report	43
	Nominating Committee	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
	Equity Incentive Plans	59
Item 13.	Certain Relationships, Related Transactions and Director Independence	61
Item 14.	Principal Accounting Fees and Services	62
Part IV
Item 15.	Exhibits, Financial Statement Schedules	63
	Exhibits	63
	Signatures	66
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

CUI, Inc. - Subsidiary

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing an 11.54% interest at December 31, 2012 and 2011) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

The consideration for the CUI, Inc. asset purchase transaction included two promissory notes in the aggregate principal amount of thirty one million five hundred thousand dollars ($31,500,000). In May 2009, CUI Global and the holder of the $17,500,000 convertible promissory note, IED, Inc., agreed to amend the convertible promissory note by reducing the conversion rate from $7.50 to $2.10 per share to reflect the stock price for the ten day trailing average preceding April 24, 2009, the date of the agreement.  The agreement specifically retained the total maximum convertible shares at 2,333,333 as stated in the original note.  This amendment effectively reduced the note principal from $17,500,000 to $4,900,000. On April 1, 2010, the Company satisfied the $4,900,000 convertible promissory note and $850,500 in accrued interest for a one-time payment of $50,000 and the conversion of $70,000 of the principal into 33,333 shares of the company’s common stock at a conversion rate of $2.10 per share. Pursuant to a September 1, 2010 agreement with the holder of the $14,000,000 promissory note, IED, Inc., the note principal was reduced by $1,588,063, the interest rate and payment terms were restructured and the Company paid $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The revised terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.

CUI Japan and the Discontinued Operations of Comex Electronics, Ltd. - Subsidiaries

In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics, Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As such, the operations of Comex Electronics are reported as discontinued operations for the comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan the operations of which are not affected by the Comex Electronics divestment. As of December 31, 2012, the Comex Electronics note receivable is current in accordance with the agreed terms.

Business Overview

We are an electronics platform company currently delivering more than 20,000 separate products into the marketplace. We are dedicated to and focused on the acquisition, development and commercialization of new, innovative electronic technologies/products to add to our product portfolio. We seek out market-ready technologies and, using our 20+ years of experience in the electronics industry and our diversified platform of distribution, marketing, sales, R&D and engineering support, we bring that technology into the market place, joining our more than 20,000 current stock keeping units (“SKU’s”). Our platform consists of a financial, marketing, sales, engineering and administrative group dedicated to directing and supporting three separate market silos. Those silos include: (1) Power Supply Units (“PSU”), which consists of industrial power supplies (both internal and external) and our patented, proprietary technologies, Novum® Advanced Power and Solus® Power Topology. Novum incorporates our digital power modules, providing programmable power chips to leading network and telecommunication companies. Solus enhances that capability by providing a more efficient power supply source, currently in the form of a ¼ brick, but scalable to serve numerous customer needs; (2) Test and Measurement, which is the oldest part of our business and, along with providing probes and other test devices, incorporates our unique Vergence® Inferential Gas Metering Technology and the GasPT2 device, which we have branded under the name Vergence; and, (3) Electronic Components, which includes our more than 20,000 SKU’s and our proprietary motion control devices. From what we consider to be the world's smallest optical shaft encoder, to our innovative proprietary technology utilized in the AMT® modular encoder, we are positioning ourselves to be a preeminent source for motion control products. In sum, we have built and continue to build a diversified portfolio of industry leading technologies that touch many markets.

We focus our market knowledge, industry network and reputation within the electronics industry into locating, identifying and acquiring market-ready electronic technologies. Once identified, we put considerable effort into our due diligence process. That process is designed to ensure that we acquire only market-ready technologies which are synergistic to our diversified electronics portfolio. Once acquired, we assign a team of engineers, market specialists and sales executives to implement our commercialization strategy. That “end-to-end” strategy incorporates everything from branding, to market/product surveys, to identification of appropriate market partners and more.

Our Products and Product Categories

PSUs

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

Novum® Advanced Power

We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products. This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market. In September of 2010 we released full production versions of two point of load modules. We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010. With the shift towards smarter, smaller, and more energy efficient power requirements, our engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs and increasing thermal issues that they face in their designs. Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management. The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July 2011. The agreement formalizes a plan between the two companies to offer a multi-source digital POL platform based on the Ericsson BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A. We have also developed a middle ground product to ease the customer base into the benefits of digital in power. We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

Solus® Topology License with California Power Research

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

Solus® Power Topology

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

Test and Measurement

Vergence® GasPT2

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT2) designed by GL on a worldwide basis, now marketed as the Vergence GasPT2.

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

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada, and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs (“GC”), but they are slow, complicated to use and as much as five times the price of the GasPT2.

By way of example, in the case of SNAM RETE, the Italian gas transmission company, there are 13 natural gas injection points for the SNAM RETE system. Those injection points will continue to use GC’s for monitoring. On the other hand, there are 1,500 customer access points, servicing 7,500 customers. Those would include city gates, large industrial users, power generation plants and others. All of those customer access ports would be applicable for the Vergence Technology. In the case of ENAGAS in Spain that ratio is 6 injection points and over 300 access points.

In addition, there are currently 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. Operators attempt to deal with the delay by placing the monitoring station miles away from the turbine or creating large holding tanks to maintain the gas until an analysis can be completed. The use of the Vergence Technology, will enable those operators to place the GasPT2 units right next to the turbines and by interfacing them with the machine’s process control software, the tuning can be accomplished on almost a real-time basis; thus, allowing the turbines to run longer, more efficiently and cleaner. In October/November 2012, the GasPT2 device successfully passed first-phase testing by GE-ENERGY at its Turbine Test Facility in Houston, Texas.

In 2011, the Company reached agreements with several European and United States companies to place beta test units for both laboratory and infield testing. These companies included SNAM RETE in Italy; National Grid in the United Kingdom; and GASUNIE in The Netherlands, among others. In early 2012, the company began the delivery of beta units to North American companies for their own beta test programs.

In addition, we signed an exclusive 5-year distribution agreement for the United Kingdom with Orbital Gas Systems, Ltd., the largest specialty gas engineering company in England. In conjunction with Orbital, we have introduced the combined Vergence GasPT2 unit and Vergence V-Probe to National Grid the largest gas transmission/distribution company in the UK. In January 2012 we entered into a second five (5) year, exclusive distribution agreement for our Vergence technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our Vergence GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. The agreement calls for sales of as many as 2,000 to 3,000 units and is valued from $40,000,000 to $60,000,000 over the five-year term.

We have entered into non-exclusive distribution agreements with two North American companies, Energy Measurement Consulting (EMC) and MGlobal. For its part, in December 2012, EMC issued a purchase order for the scheduled delivery of 150 units in FY 2013.

The Company has also reached an agreement with BWG/Blue Flame, a company based in Dubai for exclusive representation in the Middle East, including the UAE, Qatar, Saudi Arabia, and more. BWG/Blue Flame are also in negotiations with several large Middle Eastern organizations to place the device in the Gulf Region; along with representatives from Thailand, Romania, Turkey, and India for placement of the device.

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

Anticipated Growth Strategy for Our Electromechanical Product Line

We hope to grow our electromechanical product line through a planned strategy to increase our name recognition as a technology company. Our plan, already in effect, includes:

•	increasing our customer base by redirecting our customers into the proper channel. Initially changing our minimum order level from $2,500 up to $5,000. The minimum order level may be increased again in future periods. It is our intention that interacting with higher level customers and our extra effort to generate their confidence will generate an increased customer base.
•	developing collaborative relationships with our customers by seeking to meet their design needs in a timely and cost effective manner.
•	developing new technologies and expanded manufacturing capabilities as needed.
•	growing our global sales and distribution through our primary international distribution channel, a prominent international sales and distribution strategic partner that ships product to more than 170 countries worldwide from a single location in the United States.
•	directing our marketing efforts through one of our two channels, either directly with the sales representative who understands the targets in the area or through our distributor with partnership marketing.
•	attending strategic trade shows to grow our brand presence for our proprietary products. Because of our growing recognition in innovation, we need to be where the heads of the industries are, particularly at industry trade shows.

These areas, however, need forward-looking growth investment to understand the customers’ needs and develop products accordingly. We are in line with market standards for quality, customer service and pricing. Our plan is to stay with this mark during our anticipated growth. We intend to expand according to our existing model. The expansion means more manufacturer representative coverage and outside sales people in strategic areas throughout the United States. We intend to eventually have field application engineers in the strategic areas driving designs at the customers’ facility.

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

Anticipated Growth Strategy for Vergence® GasPT2

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

In addition, we signed an exclusive distribution agreement for the UK with Orbital Gas Systems, Ltd., the largest specialty gas engineering company in England. In conjunction with Orbital, we have introduced the combined Vergence GasPT2 unit and Vergence V-Probe to National Grid the largest gas transmission/distribution company in the UK. We recently entered into a second five (5) year, exclusive distribution agreement for our Vergence™ technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our Vergence™ GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. The agreement calls for sales of as many as 2,000 to 3,000 units and is valued from $40,000,000 to $60,000,000 over the three-year term.

We plan to replicate this type of agreement with other large, regional gas engineering companies in Europe and North America and we are negotiating with several large Middle Eastern groups to place the device in the Gulf Region.

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

Acquisition Strategy:

We are constantly alert to potential acquisition targets, both in the form of technology and potential strategic partners. In that regard, we are repeatedly approached by inventors and others, most especially in the power industry, to assess and assist in commercialization and marketing of new technologies. These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including Vergence, Novum and Solus. Moreover, much like when we acquired CUI, Inc., there are many small, well-run electronics companies that become available for multiple reasons. We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies between any potential acquisition and our current business, along with the potential for increased revenue and/or market share.

Research and Development Activities

Research and development costs for CUI Global were $791,332 for the year ended December 31, 2012 and $716,321 for the same period during 2011. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the Vergence GasPT2. The Company expects that research and development expenses will increase during 2013 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2012, the Company, together with its consolidating subsidiaries, had sixty-two full-time and seven part-time employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

Intellectual Property License Evolution

AMT® encoder technology:

Upon the acquisition of CUI, Inc., the Company obtained the relationship with the holder of the AMT encoder technology. Through an exclusive licensing contract with AnderMotion Technologies, LLC, signed on or about April 20, 2009, CUI acquired exclusive rights to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.

Novum® Digital POL technology

Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load (POL) power modules.

Solus® advanced power topology technology

Through an exclusive licensing contract with California Power Research, Inc., signed on or about March 4, 2010, CUI acquired the exclusive rights to manufacture, market, sell, lease, maintain, give over and dispose of licensed product using the BPS-5 advanced power topology technology.

Vergence® GasPT2 technology

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

In an effort to concentrate our business focus on our core product development and marketing, in December 2011, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X, LLC for a cash payment of $500,000.

Under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks that we actively maintain up to date: CUI INC, CUI Europe, V-Infinity, AMT, Novum, CUI Global, Simple Digital, Vergence and Solus.

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

Competitive Business Conditions

The industries in which the company competes are very broad. We operate a commoditized electromechanical parts distribution business that is focused on efficiency of delivery and competitiveness of pricing to differentiate our products from competitors. The market is subject to some volatility due to production requirements of large global firms. We feel that our electromechanical parts distribution business is diverse and broad. We have a very strong retail distribution partner that maximizes our product exposure to new designs and small to medium sized customers. We focus on the OEM market and supply higher levels of support, customer service and a constantly expanding product line, in order to further differentiate with our competitors. This product line ranges from a $0.02 connector to the $25,000 Vergence GasPT2 device – all different products for different customers. Additionally, we utilize third party external sales representative organizations to penetrate new and better customers otherwise not readily available to the company.

CUI is becoming more recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality. As of December 31, 2012, our internal and external power products and related component sales account for approximately 88% of our revenues. We have added new products and technologies that will allow us to compete outside of price and more on innovative technology and strategic partnerships.

From the first full featured digital point-of-load dc-dc converter, to the highly dense intermediate bus converters that CUI is releasing, we believe that we are ahead of the market leaders in our market space and that the market is ready for new technologies and new ideas. We feel that there is a market shift to a digitally-based controller for power supply switching. Our strategy is to be a complete transformation for the industry as it will become a major part of the value sell to the end customer as well as a data collection point for energy consumption, two important elements for the industry.

Similarly, the Vergence natural gas inferential metering device, the GasPT2, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. Our Vergence GasPT2 is a comparably low cost solution to measuring natural gas quality as compared to our best competition.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z)." This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as double the price of the GasPT2.

Dependence on Few Major Customers

During 2012, 59% of revenues were derived from five customers at 47%, 4%, 3%, 3%, and 2%. During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%.

The Company’s major product lines in 2012 and 2011 were external power, internal power and industrial controls.

At December 31, 2012, of the gross trade accounts receivable from continuing operations totaling $5,095,926, 57% was due from six customers: 37%, 8%, 3%, 3%, 3% and 3%. At December 31, 2011, of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from eight customers: 21%, 9%, 7%, 5%, 4%, 3%, 2% and 2%.

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

None.

Item 2.  Properties

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the year ended December 31, 2012, the monthly base rent was $40,250 in accordance with the lease schedule. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and majority owner of IED, Inc. along with Matt McKenzie, COO, Corporate Secretary and Director of the Company.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011. In addition to the base rent of (subject to periodic base lease payment increases), the Company was responsible for property taxes, maintenance and related VAT taxes. During the year ended December 31, 2012 and 2011, the monthly base rent was approximately $0 and $1,386, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company had leased spaces in Tokyo, Japan and owned a small manufacturing facility on leased land in Nagano, Japan. The CUI Japan leased space in Tokyo, Japan expired January 31, 2012 and there was no rent expense for this space in 2012. CUI Japan subleased space from Comex Electronics during 2012 on a month to month basis, with monthly base rent of approximately $1,253.

The discontinued operations of Comex Electronics had leased space in Tokyo, Japan with expirations between May 7, 2011 and September 9, 2011. In conjunction with these leases, Comex Electronics also leased parking spaces which leases expired December 31, 2010 and became a month to month agreement. Additionally, the discontinued operations of Comex Electronics had a land lease in Nagano with an expiration of August 11, 2019.

Rental expense was $552,655 and $592,573 in 2012 and 2011, respectively, and is included in selling, general and administrative on the statement of operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol "CUI". The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2012, the Company’s issued and outstanding shares consisted of 10,883,280 shares of common stock of which 8,636,820 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2012, the Company had in excess of 3,000 shareholders of record. Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock and requiring that all preferred stock shall be returned to the Company treasury. As of December 31, 2012, no shares of Series B and Series C Convertible Preferred Stock are issued nor outstanding.

The holders of Common Stock are entitled to one vote per share and do not have cumulative voting rights. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock and no conversion rights, redemption or sinking-fund provisions.

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

The reverse split did not affect any stockholder’s proportionate equity interest in the Company or the rights, preferences, privileges or priorities of any stockholder, other than an adjustment due to fractional shares. The reverse split did not cause a significant change in the number of beneficial owners of our common stock. Likewise, the reverse split did not affect the total stockholders’ equity in the Company or any components of stockholders’ equity as reflected on the financial statements of the Company except to change the number of issued and outstanding shares of capital stock.

The company filed a Form S-1 registration statement to register 2,222,222 shares of $0.001 par value common stock that became effective February 14, 2012. These shares of registered stock were sold to or through Merriman Capital, Inc. as our underwriter for ten million dollars ($10,000,000). Our underwriting agreement contained an over-allotment provision that permitted our underwriter to purchase an additional 333,333 shares of our common stock which were purchased by our underwriter for one million five hundred thousand dollars ($1,500,000), less a 7.5% discount.

The following schedule shows the common stock issuances and remaining balance after each issuance resulting from the one for thirty (1:30) reverse split that became effective February 17, 2012 and the Form S-1 registration statement that became effective February 14, 2012.

	Common Stock Issued and Outstanding	Total Issued and Outstanding	Common Stock Available for Issuance
Total common stock outstanding and available prior to the 1:30 reverse-split	219,432,472	219,432,472	105,567,528
Total common stock outstanding and available after the reverse-Split declared effective February 14, 2012	7,314,416	7,314,416	317,685,584
Total of all fractional shares that were rounded up as a result of the reverse-split	97	7,314,513	317,685,487
Common stock sold for $10,000,000 under our S-1 registration statement that the SEC declared effective February 14, 2012	2,222,222	9,536,735	315,463,265
Common stock sold for $1,499,999 under the over-allotment provision of our underwriter agreement that was included in our S-1 registration statement	333,333	9,870,068	315,129,932

Use of Proceeds

We received $8,913,302 in net proceeds from our sale of 2,222,222 common shares sold by us in the Form S-1 offering. Our net proceeds from this offering represent the amount we received after paying the underwriter commissions of $750,000 and underwriting expenses of $200,000. In conjunction with the Form S-1 Offering, we received $1,387,499 in net proceeds from our sale of 333,333 common shares sold by us in the over-allotment offering. Our net proceeds from this offering represent the amount we received after paying the underwriter discount of $112,500. Additionally, our total expenses related to this Form S-1 offering, including the over-allotment offering were $136,698.

We received $2,253,008 in net proceeds from our sale of 570,000 common shares sold by us. These 570,000 shares of common stock were included in an S-3 Registration Statement that the Company filed on April 13, 2012 that became effective upon filing. Net proceeds from this sale represent the amount received by CUI Global after paying $312,017 expenses related to the sale.

As part of our business strategy, we pursue acquisitions of other businesses and technologies. We may use a portion of the proceeds to fund expansion of our current business through acquisitions or investments in other strategic businesses, products or technologies. We have no firm commitments or agreements with respect to any expansion or future acquisition opportunity at this time, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

In February 2012, the company utilized $4.0 million to repay the principal balance in full under the $4.0 million term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A. Also in February 2012, the company paid $3.0 million to repay a portion of the principal balance of the IED note payable associated with the acquisition of CUI, Inc. and $35,000 was utilized to repay a convertible note payable owed to an officer of the company. Because of the number and variability of factors that will determine our use of the proceeds from this offering, their ultimate use may vary substantially from their currently intended use.

We have broad discretion in the way we use the net proceeds; however, we cannot predict with certainty all of the particular uses for the proceeds from these offerings or the amounts that we will actually spend on the uses set forth above. We have used a portion the net proceeds to fund working capital, capital expenditures and other general corporate purposes. The amounts and timing of our actual expenditures will depend upon numerous factors, including the progress of our product development and commercialization efforts, whether or not we enter into strategic collaborations or partnerships and our operating costs and expenditures. Our management has significant flexibility in applying the net proceeds of these offerings. The costs and timing of product development and marketing approval, particularly relating to electronic components, are highly uncertain, are subject to substantial risks and can often change. Accordingly, we may change the allocation of use of these proceeds as a result of such contingencies and other development activities, the establishment of collaborations, our manufacturing and distribution requirements and competitive developments.

We have used a portion of the proceeds from these offerings to create a public market for our common stock, allow us easier and quicker access to the public markets should we need more capital in the future, increase the profile and prestige of our company with existing and possible future registered users, vendors and strategic partners and make our stock more valuable and attractive to our employees and potential employees for compensation purposes.

Based on our current operating plan, we anticipate that the net proceeds of these offerings, together with our existing cash, cash equivalents and borrowing capacity under our revolving working capital line of credit with Wells Fargo Bank, National Association will be sufficient to enable us to maintain our currently planned operations.

Pending the uses as described above, we plan to invest a portion of the net proceeds in a variety of capital preservation investments, including short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the United States government.

Market Value

The Company’s Common Stock is traded on the NASDAQ Stock Market under the trading symbol "CUI". The following table sets forth, the high and low bid prices of our Common Stock for the four quarters of 2011 and 2012 as reported by the National Quotation Bureau and reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. The 2011 prices have been adjusted to account for the one for thirty (1:30) reverse split that became effective February 17, 2012.

Year	Quarter	High Bid	Low Bid
2011	First Quarter	$8.70	$5.40
	Second Quarter	$7.20	$3.90
	Third Quarter	$6.00	$2.70
	Fourth Quarter	$6.60	$3.00
2012	First Quarter	$6.50	$4.60
	Second Quarter	$6.80	$3.81
	Third Quarter	$7.48	$5.06
	Fourth Quarter	$6.40	$4.34

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 682,141 shares of common stock the Company is required to reserve for potential future issuances.

1.	682,141 common shares reserved for outstanding options issued under our Equity Compensation Plans

As of December 31, 2012, there were reserved for issuance an aggregate of 682,141 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

2.	1,979,083 common shares authorized for issuance under our Equity Compensation Plans

As of December 31, 2012, the Company has 1,979,083 common shares authorized and available for issuance under the Company option plans.

The approximate 2,246,460 shares of Common Stock held by existing shareholders as of December 31, 2012 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

Other than as described herein, as of the date of this filing, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Employee Equity Incentive Plans

At December 31, 2012, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	49,917	$5.47	1,329,833
Equity compensation plans not approved by security holders	632,224	$6.54	649,250
Total	682,141	$6.46	1,979,083

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

The Company has outstanding at December 31, 2012, the following options issued under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested shares; 28,800 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 19,800 shares that fully vested one year after the date of grant.

•	During 2010 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $9.00 per share as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments.

•	During 2012 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $4.56 per share as follows: 19,800 options that vest one year after the April 16, 2012 grant date, 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments and 330,000 options at $6.00 per share to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012.

The description of the Company’s capital stock does not purport to be complete and is subject to and qualified by its Articles of Incorporation, Bylaws, amendments thereto and by the provisions of applicable Colorado law. The Company’s transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

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

Series A and Series B Convertible Preferred Stock Issued During 2010

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2010.

Series C Preferred Stock Issued During 2010

There were no shares of Series C Convertible Preferred Stock issued during 2010.

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

Warrants and Options Issued During 2011

There were no warrants or options issued during 2011.

Series A and Series B Convertible Preferred Stock Issued During 2011

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2011.

Series C Preferred Stock Issued During 2011

There were no shares of Series C Convertible Preferred Stock issued during 2011.

2012 Sales of Unregistered Securities

Common Stock Issued During 2012

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

March 16, 2012, 10,071 shares of common stock were issued in relation to a warrant exercise. The company received $3,021 from this transaction.

March 20, 2012, 15,000 shares of common stock were issued in consideration for strategic investor marketing services rendered for the benefit of the company. A $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

Between April 4-12, 2012, 57,000 shares of common stock were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000.

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

On June 21, 2012, 1,000 shares of common stock were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and a $6,450 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

On June 28 and 29, July 2, 3, 16 and 27, 2012, 234,332 shares of common stock were sold to investors at $4.50 per share pursuant to stock purchase agreements with proceeds of $1,054,500 before related costs from this transaction of $79,045 which were recorded as reductions of additional paid in capital.

On September 7, 2012, 1,052 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $6,638.

On September 27, 2012, 4,596 shares of common stock were issued to an employee as a bonus. These shares were expensed at a fair value of $25,000 as of the date of issuance.

On each of April 5, May 7, June 6, July 2, August 1, September 7, October 1 and November 1, 2012, the company issued 13,500 shares of common stock to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company. A $569,970 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the dates of the grants.

On October 16, 2012, 2,500 shares of common stock were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and a $12,825 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

Warrants and Options Issued During 2012

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

During May 2012, 11,167 fully vested options were granted to employees under the 2008 Equity Incentive Plan to purchase common stock with the following assumptions: exercise price of $4.58 per share, volatility of 91%, risk-free interest rate of 0.27% and a term of 2 years.

During September 2012, 330,000 options to purchase common stock were issued to an officer under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $6.00 per share, volatility of 84%, risk-free interest rate of 0.27% and a term of 2 years. The 330,000 options vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012.

Series A and Series B Convertible Preferred Stock Issued During 2012

There were no shares of Series A or Series B Convertible Preferred Stock issued during 2012.

Series C Preferred Stock Issued During 2012

There were no shares of Series C Convertible Preferred Stock issued during 2012.

Note: Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock and requiring that all preferred stock shall be returned to the Company treasury. As of December 31, 2012, no shares of Series B and Series C Convertible Preferred Stock are issued nor outstanding.

Shares Eligible for Future Sale

As of December 31, 2012, we had outstanding 10,883,280 shares of Common Stock. Of these shares, 8,636,820 shares are freely tradable without restriction or limitation under the Securities Act.

The 2,246,460 shares of Common Stock held by existing shareholders as of December 31, 2012 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock and requiring that all preferred stock shall be returned to the Company treasury. As of December 31, 2012, no shares of Series B and Series C Convertible Preferred Stock are issued nor outstanding.

Item 6.   Selected Financial Data

Not applicable due to status as a small reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2012 and un-audited 10-Q filings for the first three quarters of 2012 and the notes thereto, all of which are included elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Losses from Operations and Accumulated Deficit

Historically, the Company has not generated sufficient revenues from operations to self-fund its capital and operating requirements. Following the equity raises closed in 2012 and subsequent reductions of debt coupled with the continued improvement in the Company’s operations, management believes the company has sufficient resources and that it is generating significant revenues that it expects will provide the Company with the ability to self-fund its capital and operating requirements. If that is not possible, the Company will seek additional working capital from funding that will primarily include equity and debt placements.

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

In May 2008, CUI Global formed a wholly owned subsidiary that acquired the assets of CUI, Inc., a technology company dedicated to the development, commercialization and distribution of new, innovative electro-mechanical products. Over the past 20 years, CUI has become a recognized name in electronic components worldwide in the areas of power, interconnect, motion control, and sound.  In that time, the company has been able to leverage many long-standing relationships in Asia to create a flexible, responsive business model that ultimately benefits CUI customers.  Today, its industry leading technology platforms which include Novum Advanced Power, Solus Power Topology and AMT Capacitive Encoders are quickly positioning CUI, Inc. as a global leader in the fields of power electronics and motion control.  Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest in Test Products International, Inc., a provider of handheld test and measurement equipment.

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. As of December 31, 2012 the Comex Electronics note receivable is current in accordance with the agreed terms. The operations of CUI Japan are not affected by this divestment. As such, the operations of Comex Electronics are reported as discontinued operations for the current and comparable periods. CUI Global will continue to maintain its 100% ownership of CUI Japan.

For the years ended December 31, 2012 and 2011, the Company has identified a single operating segment based on the activities of the company in accordance with the ASC 280-10-50-1 for which the operating results are regularly reviewed by the Company’s chief operating decision makers.

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

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were $278,428 and $0 of impairment expenses recorded by the Company in 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”. FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including, volatility is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance, the stock price on the date of grant is obtained from online finance websites such as those previously noted, appropriate discount rates are obtained from the United States Federal Reserve economic research and data website and other inputs are determined based on previous experience and related estimates. See Note 13 STOCK-BASED EMPLOYEE COMPENSATION for additional disclosure and discussion of the employee stock plan and activity.

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

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents balance at December 31, 2012 are $3,039,840. During the year ended December 31, 2012, operations and investment activities have been funded through cash from operations, proceeds from sales of equity and warrant exercises, and borrowings from financial institutions.

Cash from operations

Operating activities generated negative cash flow of $1,803,659 during the year ended December 31, 2012 as compared with positive cash flow of $860,705 during the prior year ended. This decrease is primarily the result of a larger net loss attributable to CUI Global, Inc. in 2012 of $2,526,321 which included increased sales related travel for CUI, Inc. to manage third party sales representatives, reach new customers, maintain existing customers, and promote new product lines including Novum and Solus, professional fees expenses related to engineering support, testing fees and travel expenses related to the Vergence GasPT2 product as the Company increased the Vergence GasPT2 exposure to customers in North America, parts of Europe and elsewhere, increased expenses associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increased advertising costs for company products, increased commissions to third party sales representatives related to the increase in sales, increased expenses associated with the growth in operations at CUI Japan, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues. Additional factors that impacted the cash from operations include increases in trade accounts receivable, inventory, accounts payable and unearned revenue of $1,337,048, $1,290,794, $382,852, and $300,786, respectively, and decreases in prepaid expenses and other current assets of $280,917. The increase in trade accounts receivable is largely attributed to the increased revenues in the fourth quarter of 2012, $11,890,762, as compared to $9,744,499 during the same period in 2011. The increase in inventory is primarily related to the inventory on hand associated with the increased back log of customer orders at December 31, 2012 of $14,149,352 as compared with $9,244,748 at December 31, 2011 and increased inventory of GasPT2 units on hand at year end to prevent potential shortages in 2013 associated with manufacturing and calibration lead times. The increase in accounts payable is associated with the increase in inventory levels and fourth quarter activity during 2012 as well as timing in relation to payment terms with vendors. The increase in unearned revenue is related to an increase in the accrual for potential returns from customers and deposits received from customers for orders that have not been fulfilled as of December 31, 2012. The decrease in prepaid expenses and other current assets is primarily related to decreases in prepayments for inventory purchases as compared to the prior year, which will vary based on the products purchased and the vendors utilized.

During 2012 and 2011, the Company used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2012 and 2011, respectively, the Company recorded a total of $1,190,081 and $227,867 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided. The large increase in 2012 is attributable to increased stock compensation issued for stock issued to consultants for strategic investor marketing services, employee stock compensation and options expenses.

During 2012, CUI Global recorded two significant non-cash entries - $73,333 of non-cash interest expense, including amortization of debt offering costs and $278,428 for the impairment of intangible, trademark and trade name V-Infinity. The intangible, trademark and trade name V-Infinity was determined to have a finite life and an impaired value during 2012. As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years. During 2011, the Company recorded one significant non-cash entry - $334,747 of non-cash interest expense, including amortization of debt offering costs. The decrease in the non-cash interest expense, including amortization of debt offering costs is the result of the completion in mid year 2011 of the amortization of the beneficial interest associated with debts from the CUI, Inc. acquisition offset by an increase in the amortization of debt issuance costs associated with the Wells Fargo debts.

During 2012 the Company had no cash flows from discontinued operating activities where as in 2011, the Company had positive cash flow from discontinued operations of $22,141.

As the Company continues to focus on technology development and product line additions during 2013, it will continue to fund research and development together with related sales and marketing efforts for its technology platforms including the Vergence GasPT2, Novum Advanced Power, Solus Power Topology, AMT Capacitive Encoders and its other electromechanical products.

Capital Expenditures and Investments

During the years ended 2012 and 2011, the Company invested $685,269 and $422,970, respectively, in fixed assets.  Among the larger investments in fixed assets were additions to equipment and software for engineering and research and development, tooling for manufacturing, and regular computer equipment and software upgrades for office personnel. The Company anticipates further investment in fixed assets during 2013 in support of its on-going business and continued development of product lines and technologies.

The Company invested $0 and $6,646, respectively, in patent costs during 2012 and 2011.  The Company expects its investment in patent costs will continue throughout 2013 as it invests in patents to protect the rights to use its product and technology developments.

The Company invested $80,343 and $37,418, respectively in other intangible assets during 2012 and 2011.  The 2012 investments were related to the new CUI, Inc. website. The 2011 investments were related to the new CUI Global and CUI Japan websites. The Company’s websites are utilized to communicate with our investors, customers, vendors and other stakeholders. The Company expects its investment in other intangible assets may continue throughout 2013.

During 2012 and 2011, CUI Global had proceeds from notes receivable of $46,808 and $63,506, respectively.

Also during 2012 and 2011, the Company received proceeds of $0 and $425,000, respectively, from the sale of technology rights. The 2011 proceeds of $425,000 were in relation to the sale of our WayCool and WayFast patent portfolio to Olantra Fund X LLC.

There were no cash flows in 2012 associated with discontinued investing activities. For the year ended December 31, 2011, there was $195,278 provided by discontinued investing activities.

Financing activities

See, above, the section entitled Recent Sales of Unregistered Securities for a complete listing of all securities transactions.

During 2012, the Company received proceeds of $13,532,285 from the sales of common stock, net of offering costs and the exercise of warrants, $1,069,452 of payments were made against the demand notes payable, $4,000,000 of payments were made against the term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A., $3,000,000 was paid against the principal balance of the IED related party note payable associated with the acquisition of CUI Inc., and $35,000 was utilized to repay a related party convertible note payable owed to an officer of the Company.

Included in these equity financing transactions were the following items, discussed in greater detail at Note 8 STOCKHOLDERS’ EQUITY:

During February 2012, the issued and outstanding shares of the Company’s $0.001 par value common stock were reverse split at a ratio of one for thirty (1:30) as a part of our plan to up-list our common stock on to the NASDAQ Stock Market.

During February 2012 our Form S-1 registration statement became effective that allowed us to sell 2,222,222 shares of common stock to our underwriter. We received $8,913,302 in net proceeds from this sale after related costs for this transaction.

Our Form S-1 registration statement included 333,333 shares of common stock that were sold in March 2012 to our underwriter pursuant to the over-allotment provision of our underwriting contract. We received $1,387,499 in net proceeds from this sale after related costs for this transaction.

Also in March 2012, pursuant to stock purchase agreement, we sold to seven investors a total of 570,000 shares of common stock at $4.50 per share. We received $2,253,008 in net proceeds from this sale after related costs for this transaction.

During March 2012, a beneficial owner of approximately 8% exercised 10,071 warrants he previously received in relation to a note provided to the Company which has since been paid in full. The company received $3,021 from this transaction.

During June and July 2012, we sold 234,332 shares of common stock to nine investors at $4.50 per share pursuant to stock purchase agreements with net proceeds of $975,455 after related costs for this transaction.

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

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During 2012, a short term convertible loan from July 2011 of $35,000, with interest accrued at 6% per annum, convertible at $5.10 per common share was repaid to a CUI Global officer. There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant.

Pursuant to a September 1, 2010 agreement with the holder of the $14,000,000 promissory note, IED, Inc., the Company paid $492,508 of the principal balance during the first quarter of 2011. The revised terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment. Please see Note 9. Related Party Transactions and Note 5. Notes Payable, for further discussion of this transaction. During 2012 and 2011, $3,468,221 and $1,110,809, respectively, in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal. The 2011 payment included a note receivable balance of $192,508 held by CUI Global that was conveyed to IED, Inc. and applied towards the promissory note balance in accordance with a settlement agreement.

Recap of liquidity and capital resources

During 2012, the Company continued to improve its financial strength with the equity raise in early 2012, the significant reductions in debt coupled with the continued growth of revenues. As a result of the financing activities completed in 2012, management believes the Company has sufficient resources and is generating sufficient revenues to fund operations.  As of December 31, 2012 the Company had an accumulated deficit of $76,171,822. As of December 31, 2012, the Company had cash and cash equivalents of $3,039,840 and an unused availability under the asset based line of credit of $3,119,857 (available borrowing capacity of $3,579,305 less outstanding borrowings of $459,448).

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

As of December 31, 2012 CUI, Inc. maintained a revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), granting borrowings of up to $4,000,000 with interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.56% at December 31, 2012). At December 31, 2012, there is an outstanding balance of $459,448 on this line of credit.

The Company expects revenues to help cover the operating and other expenses.  If revenues and cash on hand are not sufficient to cover all operating and other expenses, additional funding may be required.  There is no assurance the Company will be able to raise such additional capital.  The failure to raise additional capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2012 the Company had no off-balance sheet arrangements.

Results of Operations

The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2012 and 2011.

Revenue

During the year ended 2012, revenue was $41,084,589 and $38,938,326 for the same period during 2011.  The growth in 2012 from 2011 is primarily due to management’s decision to continue to push smaller sales through the distribution sales channel and focus on larger value direct sales through CUI, Inc. as well as the continued expansion of CUI’s product offering and further penetration in the Japanese market through CUI Japan. This change resulted in a 4.7% decrease in the total number of customer sales orders processed, while total revenue increased $2,146,263, or 5.5% for the year.

The Company introduced 207 new products during the year ended 2012. The continued product expansion and moving smaller sales through the distribution channel is expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and while the Company introduces new products in efforts to have CUI products designed into new projects.

The revenue for the year ended December 31, 2012 is comprised of $39,802,620 from CUI products, $1,228,430 from CUI Japan products and $53,539 from freight. The revenue for the year ended December 31, 2011 is comprised of $38,366,403 from CUI products, $511,295 from CUI Japan products and $60,628 for freight.

During 2012, 59% of revenues were derived from five customers at 47%, 4%, 3%, 3%, and 2%. During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%. The Company’s major product lines in 2012 and 2011 were external power, internal power and industrial controls.

Cost of revenue

The cost of revenue for the year ended December 31, 2012 and 2011 was $25,707,893 and $24,133,073, respectively.  The significant increase during 2012 compared to the prior year is primarily the result of the overall growth in sales. As a percentage of sales, the cost of revenue remained relatively consistent at 62.5% for 2012 compared with 62.0% in 2011.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $16,221,373 for the year ended December 31, 2012 from $13,347,853 for the same period during 2011.  This increase of $2,873,520 is primarily the result of an increase of $616,695 of stock compensation expense for issuances to consultants related to strategic investor marketing services, an increase of $400,290 for investor relations related expenses including travel, supplies, conferences, meetings and cash expenses for strategic investor marketing services, $371,574 increase in sales related travel for CUI, Inc. related sales activity to manage third party sales representatives, reach new customers, maintain existing customers, and promote new product lines including Novum and Solus, $298,600 of stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals, $242,352 in expenses associated with professional fees related to engineering support, testing fees and travel expenses related to the Vergence GasPT2 product as the Company increased the Vergence GasPT2 exposure to customers in North America, parts of Europe and elsewhere, $177,039 increase in depreciation and amortization associated with investments in capital assets as well as the amortization of the intangible, trademark and trade name V-Infinity which began in 2012, an increase of $130,206 in costs associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increase in costs associated with an increase in advertising costs for company products of $34,666, increased commissions to third party sales representatives related to the increase in sales, growth in operations at CUI Japan associated with the increase revenues, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues.  The total dollar amount of SG&A as a percentage of total revenue increased to 39.5% for 2012 as compared to 34.3% in 2011.

The Company anticipates the amount of its sales and marketing expenditures and general and administrative expenses will further increase in 2013 as the Company continues to grow its revenues, launches its second distributor for the CUI, Inc. product lines during 2013, continues to work to penetrate the market with its newer product lines including Vergence, Novum and Solus as well as seeks to continue to further its technology offerings. However, management expects the SG&A as a percentage of total revenue to decrease in 2013 as the Company continues to increase total revenue, particularly as the Vergence GasPT2 product line gains traction in the market place in conjunction with reductions in stock compensation expenses for issuances to consultants in 2013.

Research and Development

The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the Vergence GasPT2. Research and development costs were $791,332 and $716,321 for the year ended December 31, 2012 and 2011, respectively. The Company expects that 2013 research and development expenses will be consistent with 2012 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  There were $278,428 and $0 of impairment expenses recorded by the Company in 2012 and 2011.

Bad Debt

Bad debt expense decreased to $65,763 for the year ended December 31, 2012 from $82,192 for the same period ended 2011.  The bad debt expense for both 2012 and 2011 represents less than 1/2% of total revenues. The bad debt expense for both periods relates to miscellaneous receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income

During the years ended 2012 and 2011, the Company had other income of $95,069 and $53,657, respectively. Other income for the year ended December 31, 2012, consisted of $49,475 of foreign exchange gain, $30,620 of interest income, $12,000 of rental income, $2,636 of other income and of $338 in bad debt recoveries. Other income for the year ended December 31, 2011, consisted of $18,688 in bad debt recoveries, $17,592 for interest income, $15,103 of foreign exchange gain and $2,274 in other income.

Investment Income

The Company recognized investment income on equity investment in an affiliate of $59,623 for the year ended December 31, 2012 as compared with $41,472 for the same period ended 2011.

Financing Fees

During 2012, the Company incurred financing fees associated with the equity raises of $1,590,259. These fees were offset against Additional Paid in Capital in relation to the equity proceeds. During 2011, the Company did not incur financing fees.

Non-cash interest expense, amortization of beneficial conversion value, amortization of debt offering costs, warrant related debt discounts and amortization of warrant related debt discount

The Company recorded an expense of $73,333 and $334,747 during 2012 and 2011, respectively, for non-cash interest expenses, including amortization of debt offering costs.  The decrease in this expense is primarily associated with the completion in 2011 of the amortization of the discounts on debt related to the CUI Inc. acquisition in 2008.

Interest Expense

The Company incurred $575,199 and $918,189 of interest expense during 2012 and 2011, respectively.  Interest expense is for interest on the secured and unsecured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans. The Company was able to reduce debts during 2012 through utilizing the proceeds from the sales of equity to repay the $4,000,000 term note with Wells Fargo, $3,000,000 towards the IED, Inc. note payable, $35,000 on the related party convertible note payable, and reduce the demand notes payable on the Wells Fargo Line of Credit by $1,069,452 which all contributed to the decrease in interest expenses for the year.

Inome (loss) from discontinued operations

For the year ended December 31, 2012, there was no activity related to discontinued operations.

During 2011, CUI Global recognized a loss from the discontinued operations of Comex Electronics of $160,153, a gain on the divestment of Comex Electronics of $603,034 in discontinued operations, and a net income from discontinued operations of $442,881.

Consolidated Net Loss

The Company had a net loss of $2,526,321 for the year ended December 31, 2012 as compared to a net profit of $19,109 for the year ended December 31, 2011.  The decrease is primarily the result of the following items discussed in the above sections: an increase in total revenues of $2,146,263, an increase in cost of revenues of $1,544,820, an increase in selling, general and administrative expenses of $2,873,520, no gain on the sale of technology rights in 2012 as compared to a gain of $143,636 in 2011, a decrease in amortization of debt offering costs, a decrease in interest expense of $261,414, decreased interest expense of $342,990 and the full year in 2012 without the losses incurred in relation to the operations of Comex Electronics divested in 2011 or the associated gain on the divestment of $603,034.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU have been applied retrospectively.

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

Not applicable due to status as a small reporting company.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Liggett, Vogt & Webb, P.A. dated February 19, 2013 are attached hereto and incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Liggett, Vogt & Webb, P. A. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Effective May 15, 2008, the Company appointed Daniel N. Ford as Chief Financial Officer of CUI Global and its wholly owned subsidiary, CUI, Inc. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have not identified any significant deficiency or material weaknesses in our internal controls at CUI Global, Inc., CUI, Inc. or CUI Japan.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than eight members. Directors are elected by a plurality of the votes cast by the stockholders and serve two year terms or until their successors have been elected and qualified or until their earlier resignation or removal. Currently, there are six (6) directors, four of whom are “independent” in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market. The standards relied upon by the Board of Directors in determining whether a director is “independent” are posted on our website at www.cuiglobal.com.

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

The following are officers and directors of the Company as of December 31, 2012.

Name	Age	Position
Colton R. Melby*	55	Director, Chairman
William J. Clough	61	President/Chief Executive Officer, Director and General Counsel
Thomas A. Price*	69	Director
Matthew M. McKenzie	32	Director, Chief Operating Officer
Sean P. Rooney*	41	Director
Corey A. Lambrecht*	43	Director
Daniel N. Ford	33	Chief Financial Officer

Audit Committee:

Sean P. Rooney*, Chairman

Thomas A. Price*, Deputy Chairman

Colton R. Melby*, Committee Member

Compensation Committee

Cory A. Lambrecht*, Chairman

Colton R. Melby*, Committee Member

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

Business Experience of Directors and Executive Officers

Colton R. Melby, Chairman of the Board of Directors

Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairmen of the Board of Directors. Mr. Melby continues to serve as Chairman of the Board of Directors and at the 2012 Annual Meeting of Shareholders; Mr. Melby was reelected to a two year term on the Board of Directors.

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

William J. Clough, Esq., President/Chief Executive Officer, Director, General Counsel of CUI Global, Inc. and Chief Executive Officer of CUI, Inc.

Mr. Clough was elected at the 2006 Annual Meeting of Shareholders to serve a two year term on the Board of Directors. Mr. Clough continues to serve on the Board of Directors and was reelected at the 2012 Annual Meeting of Shareholders to serve a third two year term.

Mr. Clough was appointed President and Chief Executive Officer of CUI Global, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. along with this acquisition; Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.). Mr. Clough was a police officer for 16 years, working at the local, state and federal levels as a Federal Air Marshall in Southern Europe and the Middle East, in 1985-6. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

During late FY 2011 into early FY 2012, along with Company CFO, Dan Ford, Mr. Clough led the efforts to complete a successful equity raise; coupled with a re-structuring of the Company’s Capital Structure and the up-listing of the Company to the Nasdaq Capital Market in February 2012.

Thomas A. Price, Director

Mr. Price was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve a two year term.

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

Matthew M. McKenzie, President and Chief Operational Officer of CUI, Inc., Chief Operational Officer, Corporate Secretary of CUI Global, Inc. and Director.

Matt McKenzie was elected to the Board of Directors at the 2008 Annual Meeting of Shareholders to serve a two year term and was reelected at the 2012 Annual Meeting of Shareholders to a two year term on the Board of Directors.

Mr. McKenzie earned an MBA from George Fox University. Matt McKenzie has been working in various functions for CUI for over 10 years, gaining him intimate knowledge of the business, its operations and its opportunities for growth. Over the past several years, Mr. McKenzie has worked to position CUI for growth through sales and operation expansion as well as channel development and technology development. Mr. McKenzie initiated ISO 9001 certification, a quality management system, provided structure to global logistics, including CUI’s Chinese partners, and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities for CUI. He spearheads the research, development and implementation of the Novum and Solus technologies.

Sean P. Rooney, Director

Mr. Rooney was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve a two year term.

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

Corey A. Lambrecht, Director

Mr. Lambrecht was elected at the 2008 Annual Meeting of Shareholders to serve a one year term on the Board of Directors and was reelected at the 2011 Annual Meeting of Shareholders to serve a two year term.

Mr. Lambrecht is a 14+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht currently serves as the President of Earth911, Inc. and is a current director of Lifestyle Wireless.  He previously served as Director of Sales for Leveraged Marketing Associates, a worldwide leader in licensed brand extension strategies. While Executive Vice President for Smith & Wesson Holding Corporation he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort (sold to Freesoftwareclub.com), an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League.  Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

Daniel N. Ford, Chief Financial Officer of CUI Global and CUI, Inc.

Mr. Ford has a background in the big accounting firms, including KPMG. As CFO of CUI for in excess of five years, Mr. Ford moved CUI into a position of profitability, efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes. During 2012, along with Mr. Clough, Mr. Ford facilitated the equity raise and uplisting to the NASDAQ Capital Market. Over the past five years, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a “real time” inventory system and participated in implementing CUI’s ERP system. His skills as a financier have allowed CUI to move to its current, 61,380 square foot building, to transition its banking relationships to Wells Fargo National Association, as well as provided leadership in CUI Global’s acquisition of CUI and CUI Japan. Mr. Ford holds an MBA from George Fox University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons owning more than 10% of our common stock to file reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  These reporting persons are required to furnish us with copies of all Section 16(a) forms that they file.  Based solely upon a review of copies of these filings received, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2011 with the exceptions noted below:

1.	A late Form 4 report was filed by Colton R. Melby on behalf of an entity over which he controls the investment decisions to report an open market disposition of 23,000 common shares.
2.	A late Form 4 report was filed by William J. Clough to report the acquisition of an option to purchase 330,000 shares of common stock.

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

The Audit Committee has:

1.	Reviewed and discussed with management the audited financial statements included in the Company’s Annual Report and Form 10-K;
2.	Discussed with Liggett, Vogt & Webb, P.A. the Company’s independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board;
3.	Received the written disclosures and letter from Liggett, Vogt & Webb, P.A. as required by Independence Standards Board Standard No. 1; and
4.	Discussed with Liggett, Vogt & Webb, P.A. its independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Liggett, Vogt & Webb, P.A. is compatible with the auditor’s independence.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Members

The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the Board's responsibilities with respect to all forms of compensation of the Company's executive officers, to administer the Company's equity incentive plans and to produce an annual report on executive compensation for use in the Company's Form 10-K. The Compensation Committee consists of two members of the board of directors, Messers Colton R. Melby and Corey A. Lambrecht, both of whom are "independent directors" within the meaning of Rule 5605(a)(2) of the Nasdaq Capital Market.

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

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management at the Company’s annual board meeting. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2012, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Company’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements and general and administrative expense management.  In addition, the executive team was charged with positioning the company for up-listing to a national stock exchange and an equity raise in early 2012.  Said funding to be used to enhance the company’s balance sheet; pay down corporate debt; increase the company’s ability to rapidly bring its new products to market; and other appropriate matters.

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

Retirement Plans

Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan. The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 3 months of service and are 21 years of age. The Company matches the employee’s contribution up to 6% of total compensation. Total employer contributions, net of forfeitures, were $215,118 and $179,234, for 2012 and 2011, respectively.

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

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2012, 2011 and 2010 to the Company’s Chief Executive Officer and two most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (10) (11)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Clough,	2012	337,500	164,920	(2)	160,080	(2)	841,408	(3)	-	-	17,860	1,521,768
CEO / President /	2011	325,000	124,792	(2	-		-		-	-	6,110	455,902
Counsel / Director (1)	2010	282,500	90,000	(2)	-		167,808	(3)	-	-	5,687	545,995
Daniel N. Ford,	2012	195,000	160,130	(5)	51,120	(5)	27,451	(6)	-	-	34,860	468,561
CFO (4)	2011	195,000	62,500	(5)	-		-		-	-	33,186	290,686
	2010	157,500	90,000	(5)	-		56,866	(6)	-	-	25,943	330,309
Matthew M. McKenzie,	2012	205,000	147,808	(8)	32,400	(8)	32,902	(9)	-	-	34,860	452,970
COO / President of CUI Inc.	2011	205,000	114,583	(8)	-		-		-	-	32,475	352,058
/ Director (7)	2010	162,500	90,000	(8)	-		68,159	(9)	-	-	21,848	342,507

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.

2.	Mr. Clough is employed under a multi-year employment contract with the company, which was recently extended to run to and through August 1, 2015. Said contract provides, in relevant part, for an annual salary of $350,000 and bonus provisions for each calendar year. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2012 and 2011, there was an accrual of $53,542 and $13,542, respectively, for compensation owed to Mr. Clough..
3.	Effective January 1, 2009, Mr. Clough received a fully vested bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $7.50 per share. Effective October 11, 2010, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Under the terms of Mr. Clough's contract extension, effective September 21, 2012, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years. Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
4.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
5.	Mr. Ford is employed under a three year employment contract with the company, which was extended to May 15, 2014 and provides, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Ford received 10,650 shares of common stock with a fair value of $51,120. At December 31, 2012 and 2011 there was an accrual of $8,125 and $0, respectively, for compensation owed to Mr. Ford.
6.	Effective January 1, 2009, Mr. Ford received a fully vested bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $7.50 per share. Effective October 11, 2010, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.

7.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
8.	Mr. McKenzie is employed under a three year employment contract with the company, which was extended to May 15, 2014 and provides, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year, beginning with 2008, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. McKenzie received 6,750 shares of common stock with a fair value of $32,400. At December 31, 2012 and 2011 there was an accrual of $8,542 and $12,083, respectively, for compensation owed to Mr. McKenzie.
9.	Effective January 1, 2009, Mr. McKenzie received a fully vested bonus option to purchase 15,100 common shares, within ten years from date of issuance, at a price of $7.50 per share. Effective October 11, 2010, Mr. McKenzie received a bonus option to purchase 15,100 common shares, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
10.	As of December 31, 2012, William J. Clough, CEO/Director held 456,231 outstanding options, Matthew M. McKenzie, COO/Director held 60,001 outstanding options and Daniel N. Ford, CFO held 37,794 outstanding options.
11.	Please see the disclosure of assumptions made in the valuation of the option awards included in Note 8 STOCKHOLDERS' EQUITY.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding equity awards at December 31, 2012 to each of the named executive officers:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
William J. Clough (2)	-	-	37,177	7.50	1/1/2019	-	-	-	-
Matthew M. McKenzie (2)	-	-	15,100	7.50	1/1/2019	-	-	-	-
Daniel N. Ford (2)	-	-	12,598	7.50	1/1/2019	-	-	-	-
William J. Clough (3)	-	-	37,177	9.00	10/11/2020	-	-	16,265	89,295
Matthew M. McKenzie (3)	-	-	15,100	9.00	10/11/2020	-	-	6,606	36,267
Daniel N. Ford (3)	-	-	12,598	9.00	10/11/2020	-	-	5,512	30,261
William J. Clough (4)	-	-	37,177	4.56	4/16/2022	-	-	37,177	204,102
Matthew M. McKenzie (4)	-	-	15,100	4.56	4/16/2022	-	-	15,100	82,899
Daniel N. Ford (4)	-	-	12,597	4.56	4/16/2022	-	-	12,597	69,158
William J. Clough (5)	-	-	330,000	6.00	9/21/2022	-	-	302,500	1,660,725

Footnotes:

1.	Calculated by multiplying the number of units by the CUI Global closing market price ($5.49) as of December 31, 2012.
2.	Effective January 1, 2009, Mr. Clough, Mr. McKenzie and Mr. Ford received fully vested bonus options to purchase 37,177, 15,100, and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $7.50 per share.
3.	Effective October 11, 2010, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177, 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
4.	Effective April 16, 2012, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177, 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
5.	Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years.

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

The Compensation Committee concluded that the appropriate compensation for calendar year 2009 should be in the form of options granted in an amount equal to the 50th percentile for similar companies, but discounted by a factor of 10% at an option strike price of $7.50 per share. This price reflected the true value of the directors’ work, provides adequate incentive to each director and does not unfairly penalize the directors for current market conditions. Moreover, the $7.50 strike price reflects the price at which much of the underlying funding and CUI transaction was originally priced.

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

On April 16, 2012, 3,300 options were granted to each director of the Company with an exercise price of $4.56 per share and that vest one year after the April 16, 2012 date of grant. The $4.56 option price reflects a stock price fair to both the director and the Company. No executive options were granted in 2011.

Board of Directors Members

•	Cash Retainer - $23,750 annually for board members and $33,750 for the Chairman.
•	Initial, one time only, option to purchase 4,800 common shares at an exercise price that is not less than the fair market value per share. The option vests over four years, 25% after the first year, thereafter equally each month for the balance of the four year term.
•	Annual Option to purchase 3,300 common shares at an exercise price that is not less than the fair market value per share at the date of grant. The option vests in full after one year. No options were granted in 2011 to directors.
•	Meeting fee: none.

Director Compensation Table

The following table sets forth the compensation of the directors, included in the Outstanding Equity Awards schedule noted above, for the fiscal year ending December 31, 2012.

Director Compensation

Name and Principal Position	Year	Fees earned or paid in cash ($) (2)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colton Melby, Chmn.	2012	33,750	-	7,191	-	-	-	40,941
	2011	32,875	-	-	-	-	-	32,875
	2010	32,000	-	14,896	-	-	-	46,896
William J. Clough	2012	-	-	7,191	-	-	-	7,191
	2011	-	-	-	-	-	-	-
	2010	-	-	14,896	-	-	-	14,896
Matthew M. McKenzie	2012	-	-	7,191	-	-	-	7,191
	2011	-	-	-	-	-	-	-
	2010	-	-	14,896	-	-	-	14,896
Thomas A. Price	2012	23,750	-	7,191	-	-	-	30,941
	2011	23,375	-	-	-	-	-	23,375
	2010	23,000	-	14,896	-	-	-	37,896
Sean P. Rooney	2012	23,750	-	7,191	-	-	-	30,941
	2011	24,625	-	-	-	-	-	24,625
	2010	25,500	-	14,896	-	-	-	40,396
Corey Lambrecht	2012	23,750	-	7,191	-	-	-	30,941
	2011	24,125	-	-	-	-	-	24,125
	2010	24,500	-	14,896	-	-	-	39,396

Footnotes:

1.	Effective January 1, 2009, each director received an option to purchase 4,800 common shares within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term. Effective January 1, 2009, each director received an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance. Additionally, effective October 11, 2010, each director received an option to purchase 3,300 common shares at a price of $9.00 per share that vests one year after issuance. Directors are to receive a grant of 3,300 options annually. Options fully vest after one year. During the year ended 2011, directors did not receive a grant of options. Effective April 16, 2012, each director received an option to purchase 3,300 common shares at a price of $4.56 per share that vests one year after issuance. As of December 31, 2012, each non-employee director held 14,700 options remaining outstanding of which 11,400 of those options were fully vested, and William J. Clough, CEO/Director held 456,231 outstanding options of which 96,989 of those options were fully vested and Matthew M. McKenzie, COO/Director held 60,001 outstanding options of which 34,994 of those options were fully vested. Please see the disclosure of assumptions made in the valuation of the option awards included in Note 8 STOCKHOLDERS' EQUITY.
2.	During 2009, 2010, and pro rata through June 30, 2011, each director received an annual cash retainer of $20,000, no meeting fee, Board Chair receives additional $10,000 annually; Audit Committee members receive $3,000 annually, Audit Committee Chair receives $5,500 annually, Compensation Committee members receive $2,000 annually, Compensation Committee Chair receives $4,500 annually. Effective July 1, 2011, each director receives a cash retainer of $23,750 annually paid pro rata from the July 1, 2011 effective date, no meeting fee and the Chairman receives a cash retainer of $33,750 annually paid pro rata from the July 1, 2011 effective date, with no meeting fee.

OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding director equity awards at December 31, 2012 to each of the named directors:

Director	Total Underlying Common Shares (1)	Exercise Price per Share	Option Term from Grant Date	Vesting	Total Underlying Common Vested at 01/01/2012	Total Underlying Common Vesting at 01/01/2013	Total Underlying Common Vesting at 01/01/2014	Total Underlying Common Vesting at 01/01/2015
Colton Melby, Chmn.	3,300	$4.56	10 years	1 year (3)	-	-	3,300	3,300
Colton Melby, Chmn.	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
Colton Melby, Chmn.	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
Colton Melby, Chmn.	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

William J. Clough	3,300	$4.56	11 years	1 year (3)	-	-	3,300	3,300
William J. Clough	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
William J. Clough	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
William J. Clough	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

Matthew M. McKenzie	3,300	$4.56	11 years	1 year (3)	-	-	3,300	3,300
Matthew M. McKenzie	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
Matthew M. McKenzie	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
Matthew M. McKenzie	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

Thomas A. Price	3,300	$4.56	11 years	1 year (3)	-	-	3,300	3,300
Thomas A. Price	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
Thomas A. Price	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
Thomas A. Price	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

Sean P. Rooney	3,300	$4.56	11 years	1 year (3)	-	-	3,300	3,300
Sean P. Rooney	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
Sean P. Rooney	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
Sean P. Rooney	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

Corey Lambrecht	3,300	$4.56	11 years	1 year (3)	-	-	3,300	3,300
Corey Lambrecht	3,300	$9.00	10 years	1 year (3)	3,300	3,300	3,300	3,300
Corey Lambrecht	4,800	$7.50	10 years	4 years (2)	3,600	4,800	4,800	4,800
Corey Lambrecht	3,300	$7.50	10 years	1 year (3)	3,300	3,300	3,300	3,300

Footnotes:

1.	Effective January 1, 2009, each director received an option to purchase 4,800 common shares within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term. Also, effective January 1, 2009, each director received an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance. Additionally, effective October 11, 2010, each director received an option to purchase 3,300 common shares at a price of $9.00 per share that vests one year after issuance. During the year ended 2011, directors did not receive a grant of options. Effective April 16, 2012, each director received an option to purchase 3,300 common shares at a price of $4.56 per share that vests one year after issuance. Directors are to receive a grant of 3,300 options annually. Options fully vest after one year.

2.	Vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term.
3.	Options fully vest after one year.

Employment Agreements

During fiscal year 2012, three executive officers were employed under employment agreements.

Those executive officers are:

•	Chief Executive Officer and General Counsel
•	President/Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc. and Chief Operating Officer of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Submitted by:	Compensation Committee
Colton R. Melby, Chairman
Corey A. Lambrecht

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

Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock and requiring that all preferred stock shall be returned to the Company treasury. As of December 31, 2012, no shares of Series B and Series C Convertible Preferred Stock are issued and outstanding.

BENEFICIAL INTEREST TABLE
	Common Stock
Name and Address of Beneficial Owner (1)	Number	Percent of Class (2)	Percent of All Voting Securities (3)
Colton Melby (4)	384,721	3.53%	3.53%
William J. Clough (5)	125,621	1.14%	1.14%
Thomas A. Price (6)	68,067	*	*
Sean P. Rooney (7)	17,173	*	*
Corey Lambrecht (8)	11,400	*	*
Matthew M McKenzie (9)	45,847	*	*
Daniel N. Ford (10)	32,214	*	*
Manchester Management Company, LLC (11)	664,154	6.10%	6.10%
Officers, Directors, Executives as Group	685,043	6.17%	6.17%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
2.	Calculated on the basis of 10,883,280 shares of common stock issued and outstanding at December 31, 2012 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants.
3.	Calculated on the basis of 10,883,280 shares of common stock with one vote per share; shares of common stock underlying options exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants.
4.	Colton Melby controls the investment decisions of a limited liability company that owns the securities. The limited liability company is owned by a limited partnership in which Mr. Melby owns an indirect interest. Mr. Melby's common stock includes vested options to purchase 11,400 common shares. Mr. Melby is Chairman of the Board of Directors.

5.	Mr. Clough's common stock includes vested options to purchase 112,288 common shares. Mr. Clough is a Director and Chief Executive Officer/President of CUI Global, Inc.
6.	Mr. Price's shares included vested options to purchase 11,400 common shares. Mr. Price is a Director.
7.	Mr. Rooney's shares include vested options to purchase 11,400 common shares. Mr. Rooney is a Director.
8.	Mr. Lambrecht's shares include vested options to purchase 11,400 common shares. Mr. Lambrecht is a Director.
9.	Mr. McKenzie's shares include vested options to purchase 38,420 common shares. Mr. McKenzie is a Director, Chief Operating Officer of CUI Global, Inc. Mr. McKenzie's securities include an option to purchase 2,796 shares owned by his spouse.
10.	Mr. Ford's shares include vested options to purchase 20,210 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc.
11.	The securities are beneficially owned by both Manchester Management Company, LLC and James E. Besser.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2012, the Company had outstanding the following equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighter-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	49,917	$5.47	1,329,833
Equity compensation plans not approved by security holders	632,224	$6.54	649,250
Total	682,141	$6.47	1,979,083

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

The Company has outstanding at December 31, 2012, the following options issued under equity compensation plans not approved by security holders:

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

During 2012 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $4.56 per share as follows: 19,800 options that vest one year after the April 16, 2012 grant date and 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments. Additionally, on September 21, 2012, the Board of Directors authorized 330,000 options under the 2009 Equity Incentive Plan (Executive) that were granted at $6.00 per share to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2012, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

IED and Other Affiliates Related Matters

Effective May 16, 2008 the Company formed a wholly owned subsidiary into which CUI, Inc., an Oregon corporation, merged all of its assets. The funding for this acquisition was provided by a bank note, a seller’s note and a convertible seller’s note. Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI, Inc. prior to the acquisition and they each, along with James McKenzie are shareholders in International Electronic Devices, Inc. (IED). The convertible seller’s note was satisfied in 2010.

•	The acquisition of CUI utilized a $14,000,000 seller’s promissory note issued to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2,312,792 was recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.

During 2012 and 2011, $3,468,221 and $1,110,809, respectively, in principal and interest payments were made in relation to the promissory notes issued to IED. The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal. The 2011 payment included a note receivable balance of $192,508 held by CUI Global that was conveyed to IED, Inc. and applied towards the promissory note balance in accordance with a settlement agreement.

Leased Office and Warehouse

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the year ended December 31, 2012, the monthly base rent was $40,250 in accordance with the lease schedule. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO and Director of the Company.

Matters Relating to the Bank Note

The $6,000,000 bank note utilized in the acquisition of CUI Inc. as noted above was secured by personal guarantees in the form of Letters of Credit in favor of the Commerce Bank of Oregon. In consideration for posting the Letters of Credit, the Company issued to each individual who supplied a Letter of Credit, warrants to purchase, within 3 years at a per share price of $0.30, one CUI Global common share for every thirty dollars ($30) of the Letter of Credit. The warrants became fully vested at the second anniversary date. A former officer of the Company, Clifford Melby, received a 10,000 share warrant which was exercised August 17, 2010; a former director, John Rouse, received a 10,000 share warrant which was exercised December 16, 2010; a director, Colton Melby (through an entity in which Colton Melby controls the investment decisions), received a 13,333 share warrant which was exercised August 18, 2010; a director, Thomas A. Price, received a 23,333 share warrant which was exercised April 19, 2011; an owner of 10% of the voting rights attached to outstanding shares, Kjell H. Qvale Survivors Trust, received a 133,333 share warrant which was exercised May 13, 2011; and a 10,000 share warrant was issued to an individual investor, which was exercised May 4, 2011.

In August 2010, the Company received $2,000,000 in equity investment for which the Company issued 631,314 shares of common stock at $3.168 per share. The $2,000,000 received was used to pay down the $6,000,000 bank loan with Commerce Bank, bringing the net loan balance to $4,000,000. The 631,314 shares of common stock were issued as follows: 284,091 to an investor, 126,263 to an entity controlled by a director, Colton Melby, 126,263 to a director, Thomas A. Price, and 94,697 to a former officer of the Company. Also in August 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% and secured by personal letters of credit from a related party. In February 2012, the company utilized $4,000,000 from the 2012 equity raises to repay the principal balance in full. The balance remaining at December 31, 2012 and 2011 on the term note with Wells Fargo was $0 and $4,000,000.

Short Term Convertible Loan

In July 2011, a CUI Global officer, Daniel N. Ford, provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $5.10 per common share. The balance of this loan was paid in full during 2012 following the receipt of proceeds from the equity raise. The balance remaining at December 31, 2012 is $0.

Item 14. Principal Accountants Fees and Services

Compensation of Auditors

The financial statements of the Company, which are furnished herein as of December 31, 2012, have been audited by Liggett, Vogt & Webb, P. A., Independent Registered Public Accounting Firm. Liggett, Vogt & Webb, P. A. billed the Company an aggregate of $113,134 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2012. Liggett, Vogt & Webb, P. A. billed the Company an aggregate of $134,968 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2011 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2011. Liggett, Vogt & Webb, P.A. billed audit related fees, tax fees, or other fees of $0 and $5,276 during the years ended December 31, 2012 and 2011, respectively.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.9[2]	Articles of Amendment to Articles of Incorporation increasing the authorized common shares from 200,000,000 to 325,000,000, filed September 17, 2009.
3.10[4]	Amended and Restated Articles of Incorporation showing corporate name change to CUI Global, Inc.
10.32[4]	Amendment to $14,000,000 Convertible Promissory Note effective September 1, 2010.
10.33[4]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.34[5]	Agreement for the sale of certain intellectual property rights dated September 2, 2011.
10.35[6]	July 1, 2011 binding LOI for CUI Global to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% of Comex Electronics.
10.36[6]	Comex divestiture payment schedule, effective July 1, 2011.
10.37[6]	July 11, 2011 Memorandum of Understanding with Ericsson.
10.38[6]	March 5, 2010 Exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as Solus Topology. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.39[6]	September 18, 2009 non-exclusive Field of Use Agreement with Power-One, Inc. to license Power-One’s Digital Power Technology patent. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.47[6]	April 20, 2009 exclusive Licensing Agreement with AnderMotion Technologies LLC to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.
10.41[6]	December 1, 2009 exclusive License Agreement with GL Industrial Services UK, Ltd. through which CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (Vergence) designed by GL on a worldwide basis. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.42[6]	October 21, 2011 exclusive three-year Distribution Agreement with Orbital-UK for distribution of the Vergence technology within the United Kingdom. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.

10.43[6]	January 16, 2012 exclusive three-year distribution agreement with SOCRATE s.p.a for distribution of the Vergence technology for Italy and North Africa. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.44[6]	November 1, 2011 two year Manufacturing Agreement with Agilent Technologies Singapore International for the sale of product to Agilent. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.46[6]	April 1, 2009 exclusive world-wide Distribution Agreement with Digi-Key Corporation.
10.46[6]	March 18, 2011 Contract Manufacturing Agreement with Ingenion Design, Ltd.
10.47[6]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.48[6]	September 1, 2007, Lease Agreement with Barakel, LLC for the corporate location in Tualatin, OR.
10.49[6]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Credit and Security Agreement.
10.50[6]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Revolving Note.
10.51[6]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Security Agreement.
10.52[6]	May 27, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Subordination Agreement.
10.53[6]	August 23, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Term Note.
10.54[6]	August 9, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Patent and Trademark Security Agreement.
10.56[6]	January 25, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, First Amendment to the Credit and Security Agreement.
10.56[6]	April 12, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Second Amendment to the Credit and Security Agreement.
10.57[6]	May 24, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Third Amendment to the Credit and Security Agreement.
10.58[6]	November 29, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Fourth Amendment to the Credit and Security Agreement.
10.59[6]	December 21, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Fifth Amendment to the Credit and Security Agreement.
10.60[6]	May 15, 2008 Employment Agreement of Daniel N. Ford and Addendum “A” dated July 1, 2010.
10.61[6]	May 15, 2008 Employment Agreement of Matthew M. McKenzie and Addendum “A” dated July 1, 2010.
10.62[6]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.63[6]	Amendment to promissory note payable to IED, Inc., effective September 1, 2010.
10.64[6]	Amendment to promissory note payable to IED, Inc., effective December 1, 2010.

10.65[6]	Amendment to promissory payable to Central Finance, LLC, managed by a former officer, dated September 30, 2010.
10.66[6]	Satisfaction of promissory note payable to Central Finance, LLC dated December 15, 2011.
10.67[6]	July 28, 2011 Promissory note payable to Daniel N. Ford, CFO.
10.68[6]	November 3, 2010 Purchase Sales Agreement with Tensility International Corporation, controlled by a sibling of an officer and director.
10.69[6]	October 28, 2011 Finder’s Fee Agreement with Test Products International, Inc. and James McKenzie, a related party.
10.71[7]	April 3, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Sixth Amendment to the Credit and Security Agreement.
10.72[7]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
14.1[1]	Waytronx, Inc. Code of Ethics for Principal Executive and Financial Officers and Waytronx, Inc. Code of Ethics and Business Conduct Statement of General Policy.
21.1[3]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2012 Annual Shareholder Meeting filed August 23, 2012.
31.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[8]	XBRL-Related Documents.

Footnotes to Exhibits:

1	Incorporated by reference to our Proxy Statement and Notice of 2005 Annual Shareholder Meeting filed with the Commission October 7, 2005.
2	Incorporated by reference to the Proxy Statement and Notice of 2008 Annual Shareholder Meeting filed with the Commission July 3, 2008.
3	Incorporated by reference to the Form S-3 filed with the Commission on August 17, 2009.
4	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2011.
5	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 26, 2012.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
8	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:

(a)	A report on Form 8-K filed on January 5, 2012 reporting Regulation FD Disclosure.
(b)	A report on Form 8-K filed on January 12, 2012 reporting entry into a material definitive agreement to sell a portion of the company’s patent portfolio.
(c)	A report on Form 8-K filed on January 24, 2012 reporting Regulation FD Disclosure.
(d)	A report on Form 8-K filed on February 17, 2012 reporting the effective date of the company’s common stock reverse split, “up-listing” to The Nasdaq Stock Market under the trading symbol "CUI" and the Form S-1 registration statement.
(e)	A report on Form 8-K was filed on January 18, 2018, 2013 reporting material definitive agreements pursuant to 17 C.F.R. § 229.601 (Item 601) Exhibits.
65

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	February 19, 2013
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	February 19, 2013
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee/Director	February 19, 2013
Sean P. Rooney

CUI Global, Inc.

Consolidated Financial Statements

December 31, 2012 and 2011

67

CUI Global, Inc.

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income and Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6 – F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

CUI Global, Inc.

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income and loss, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CUI Global, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

February 19, 2013

CUI Global, Inc.

Consolidated Balance Sheets

For the Years Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Assets:
Current Assets:
Cash and cash equivalents	$3,039,840	$176,775
Trade accounts receivable, net of allowance of $130,000 and $125,000, respectively	4,965,926	3,694,641
Inventories, net of allowance of $250,000 and $240,000, respectively	4,843,905	3,563,111
Prepaid expenses and other	378,885	683,101
Total current assets	13,228,556	8,117,628

Property and equipment, net	1,016,219	910,810

Other assets:
Investment - equity method	258,244	198,621
Other Intangible assets, net	8,618,524	8.967,041
Deposits and other	11,360	92,216
Notes receivable, net	501,422	529,706
Debt offering costs, net	42,778	116,111
Goodwill	13,046,358	13,046,358
Total other assets	22,478,686	22,950,053
Total assets	$36,723,461	$31,978,491

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,496,881	$2,114,029
Preferred stock dividends payable	-	5,054
Line of credit	459,448	1,528,900
Accrued expenses	1,142,839	1,197,395
Accrued compensation	186,636	126,672
Unearned revenue	371,541	70,755
Note payable, current portion due	-	4,000,000
Convertible note payable, related party, current portion due	-	35,000
Total current liabilities	4,657,345	9,077,805
Long term note payable, related party, net of current portion due	7,303,683	10,303,683
Total long term liabilities	7,303,683	10,303,683
Total liabilities	11,961,028	19,381,488

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 0 and 10,000,000 shares authorized at December 31, 2012 and 2011, respectively	-	-
Convertible Series A preferred stock, 0 and 5,000,000 shares authorized, 0 and 50,543 shares issued and outstanding liquidation preference of $0 and $50,543 at December 31, 2012 and December 31, 2011, respectively	-	51
Convertible Series B preferred stock, 0 and 30,000 shares authorized, and no shares outstanding at December 31, 2012 and December 31, 2011, respectively	-	-
Convertible Series C preferred stock, 0 and 10,000 shares authorized, and no shares outstanding at December 31, 2012 and December 31, 2011, respectively	-	-
Common stock, par value $0.001; 325,000,000 and 325,000,000 shares authorized and 10,883,280 and 7,134,856 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	10,883	7,315
Additional paid-in capital	100,947,708	86,217,169
Accumulated deficit	(76,171,822)	(73,645,501)
Accumulated other comprehensive gain (loss)	(24,336)	17,969
Total stockholders' equity	24,762,433	12,597,003
Total liabilities and stockholders' equity	$36,723,461	$31,978,491

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenues:
Product Sales	$41,031,050	$38,877,698
Revenue from freight	53,539	60,628
Total revenue	41,084,589	38,938,326
Cost of revenues	25,707,893	24,133,073

Gross profit	15,376,696	14,805,253

Operating expenses
Selling, general and administrative	16,221,373	13,347,853
Research and development	791,332	716,321
Bad debt	65,763	82,192
Impairment of intangible, trademark and trade name V-Infinity	278,428	-
Total operating expenses	17,356,896	14,146,366

Income (loss) from continuing operations	(1,980,200)	658,887

Other income (expense)
Other income	95,069	53,657
Other expense	(18,567)	(38,678)
Gain on sale of technology rights	-	143,636
Earnings from equity investment	59,623	41,472
Interest expense - amortization of debt offering costs and debt discount	(73,333)	(334,747)
Interest expense	(575,199)	(918,189)
Total other income (expense), net	(512,407)	(1,052,849)

Loss from continuing operations before taxes	(2,492,607)	(393,962)
Provision for taxes	33,714	29,810
Consolidated loss from continuing operations	(2,526,321)	(423,772)
Income (loss) from discontinued operations
(Loss) from discontinued operations	-	(160,153)
Gain on divestment of Comex Electronics	-	603,034
Net income from discontinued operations	-	442,881
Consolidated Net income (loss)	(2,526,321)	19,109
Less: Net income from discontinued operations - noncontrolling interest	-	67,872

Net (loss) allocable to common stockholders	$(2,526,321)	$(48,763)

Basic and diluted (loss) per common share from continuing operations	$(0.25)	$(0.06)
Basic and diluted income per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$0.05
Basic and diluted (loss) per common share	$(0.25)	$(0.01)
Basic weighted average common and common equivalents shares outstanding	10,175,989	7,249,180

See accompanying notes to financial statements

F-4

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and Loss

For the Years Ended December 31, 2012 and 2011

	2012	2011
Net (loss) allocable to common stockholders	$(2,526,321)	$(48,763)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(42,305)	$68,779
Comprehensive income (loss)	$(2,568,626)	$20,016

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Series A Preferred Stock and						Common Stock and
	Preferred Stock Issuable		Series B Preferred Stock		Series C Preferred Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	50,543	$51	-	$-	-	$-	7,136,523	$7,137
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	166,936	167
Common stock issued for services and compensation	-	-	-	-	-	-	10,957	11
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-	97	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2011	50,543	$51	-	$-	-	$-	7,314,513	$7,315
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	10,071	10
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	(50,543)	(51)	-	-	-	-	9,661	9
Issuance of common stock	-	-	-	-	-	-	3,359,887	3,360
Common stock issued for services and compensation	-	-	-	-	-	-	188,096	188
Common stock issued for royalties	-	-	-	-	-	-	1,052	1
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-
Other comprehensive (loss)	-	-	-	-	-	-	-	-
Balance, December 31, 2012	-	$-	-	$-	-	$-	10,883,280	$10,883

						Total
	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Income (Loss)	Equity (Deficit)
Balance, December 31, 2010	$85,939,480	$-	$(73,596,738)	$(346,344)	$(50,810)	$11,952,776
Warrants and options granted for services and compensation	166,367	-	-	-	-	166,367
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	49,833	-	-	-	-	50,000
Common stock issued for services and compensation	61,489	-	-	-	-	61,500
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	278,472	-	278,472
Net loss for the year ended December 31, 2011	-	-	(48,763)	-	-	(48,763)
Less Non-controlling interest	-	-	-	67,872	-	67,872
Other comprehensive gain	-	-	-	-	68,779	68,779
Balance, December 31, 2011	$86,217,169	$-	$(73,645,501)	$-	$17,969	$12,597,003
Warrants and options granted for services and compensation	232,785	-	-	-	-	232,785
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	3,011	-	-	-	-	3,021
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	5,095	-	-	-	-	5,053
Issuance of common stock	13,525,903	-	-	-	-	13,529,263
Common stock issued for services and compensation	957,108	-	-	-	-	957,296
Common stock issued for royalties	6,637	-	-	-	-	6,638
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-
Net loss for the year ended December 31, 2012	-	-	(2,526,321)	-	-	(2,526,321)
Other comprehensive (loss)	-	-	-	-	(42,305)	(42,305)
Balance, December 31, 2012	$100,947,708	$-	$(76,171,822)	$-	$(24,336)	$24,762,433

See accompanying notes to financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to common stockholders	$(2,526,321)	$(48,763)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	1,190,081	227,867
Non-cash interest expense, including amortization of beneficial conversion value, warrant related debt discounts and intrinsic value of convertible debt and amortization of debt discount and amortization of debt offering costs	73,333	334,747
Earnings in equity investment	(59,623)	(41,472)
Bad debt expense	65,763	82,192
Amortization of technology rights	26,510	245,144
Amortization of patent costs	664	333
Amortization of website development	13,718	4,328
Amortization of intangible, trademark and trade name V-Infinity	109,540	-
Impairment of intangible, trademark and trade name V-Infinity	278,428	-
Inventory reserve	10,000	75,995
Gain on sale of technology rights	-	(143,636)
Loss on disposal of assets	-	1,563
Net income - noncontrolling interest in discontinued operations	-	67,872
Depreciation	579,861	520,959
(Increase) decrease in assets:
Trade accounts receivable	(1,337,048)	107,902
Inventory	(1,290,794)	96,535
Prepaid expenses and other current assets	285,690	(335,302)
Deposits and other assets	80,856	(29,001)
Increase (decrease) in liabilities:
Accounts payable	382,852	356,347
Accrued expenses	(47,919)	(391,289)
Accrued compensation	59,964	(272,341)
Unearned revenue	300,786	725
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(1,803,659)	860,705
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	22,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	-	(6,646)
Investment in other intangible assets, net	(80,343)	(37,418)
Proceeds from Notes receivable	46,808	63,506
Proceeds from sales of technology rights	-	425,000
Purchase of property and equipment	(685,269)	(422,970)
NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(718,804)	21,472
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	195,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to demand notes payable, net of proceeds	(1,069,452)	(20,879)
Payments to notes and loans payable, net of proceeds	(4,000,000)	(481,326)
Proceeds from (payments to) convertible notes payable, related party	(35,000)	35,000
Payments on notes and loans payable, related party	(3,000,000)	(300,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	13,532,285	50,000
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	5,427,833	(717,205)
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	(648,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(42,305)	68,779
Cash and cash equivalents at beginning of year	176,775	373,823
Cash and cash equivalents at end of period	3,039,840	176,775
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,863,065	$(197,048)

(continued)

	For the years ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$72,630	$39,264

Interest paid	$597,814	$917,216

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$73,333	$334,747

Royalties paid in common stock	$6,638	$-

Conversion of accrued liabilities to common stock	$5,054	$-

Conversion of preferred stock to common stock	$51	$-

Common stock issued for consulting services and compensation and accrued liabilities payable in common stock	$957,295	$61,500

See accompanying notes to financial statements

CUI Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CUI Global Inc. ("the Company") is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

CUI defines its products into three categories: electronic components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions and test and measurement including the Vergence GasPT2 . These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include estimates used to review the Company’s long-lived assets for impairment, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.

Principles of Consolidation

The consolidated financial statements for 2012 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan. The consolidated financial statements for 2011 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan and the discontinued operations of Comex Electronics through June 30, 2011. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2012 and 2011 due to the relatively short-term nature of these instruments. As of December 31, 2012 and 2011, the Company does not have financial assets or liabilities that are measured at fair value on a recurring basis.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2012 and 2011, the Company had $2,724,922 and $0 balances at financial institutions which were in excess of the FDIC insured limits. However, at December 31, 2012 the Company held $64,497 in Japanese foreign bank accounts and $421 in European foreign bank accounts. At December 31, 2011 the Company held $71,995 in Japanese foreign bank accounts and $62,664 in European foreign bank accounts.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with the revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $130,000 and $125,000 was recorded at December 31, 2012 and 2011, respectively. The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of its receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention. At December 31, 2012 and 2011 inventory is valued, net of allowances, at $4,843,905 and $3,563,111, respectively. The allowances for inventory were $250,000 and $240,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, CUI had finished goods of $4,675,032, raw materials of $365,242, and work in process of $53,631.

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

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were $278,428 and $0 of impairment expenses recorded by the Company in 2012 and 2011.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

1.	Inputs used to measure fair value are unadjusted quote prices available in active markets for the identical assets or liabilities if available.
2.	Inputs used to measure fair value, other than quoted prices included in 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. This includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full life of the asset.
3.	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
4.	Expert appraisal and fair value measurement as completed by third party experts.

Intangible assets with a determinable finite life, other than goodwill, including technology rights and patents are amortized over an estimated useful life of 15 years or their estimated useful life if less than 15 years. Technology rights are amortized over a twenty year life and are reviewed for impairment annually. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. Intangible assets are reviewed for impairment annually during the second quarter and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. Through this review of all known events and circumstances, management concluded that an impairment charge of $278,428 was necessary regarding the Intangible, trademark and trade name V-Infinity during 2012. The analysis completed in 2012 determined that there was no other impairment necessary during 2012 to other intangible assets.

Goodwill Assets

As detailed in ASC 350 Intangibles-Goodwill and Other subsection 20, the Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in both 2012 and 2011, determined that there was no impairment necessary to goodwill assets. Through the reviews completed in 2012 and 2011, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

CUI Global has adopted ASU 2011-08, which simplifies how an entity is required to test goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, CUI is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. We adopted ASU 2011-08 during the year ended December 31, 2012. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing a 11.54% interest at December 31, 2012 and 2011, respectively) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation, that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. A summary of the unaudited financial statements of the affiliate for the years ended December 31, 2012 and 2011 are as follows:

F-15

	2012	2011
Current assets	$6,509,736	$5,532,030
Non-current assets	540,518	577,335
Total Assets	$7,050,254	$6,109,365

Current liabilities	$3,272,360	$2,696,409
Non-current liabilities	1,203,826	1,355,370
Stockholders' equity	2,574,068	2,057,586
Total Liabilities and Stockholders' Equity	$7,050,254	$6,109,365

Revenues	$12,538,711	$12,280,892
Operating income	757,484	598,691
Net profit	516,482	359,254
Company share of Net Profit at 11.54%	59,623	41,472
Equity investment in affiliate	$258,244	$198,621

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

See Note 13 STOCK-BASED EMPLOYEE COMPENSATION for additional disclosure and discussion of the employee stock plan and activity.

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

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $53,539 and $60,628 for the years ended December 31, 2012 and 2011, respectively. The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at December 31, 2012 or 2011.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2012 and 2011 was $872,250 and $837,584, respectively.

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

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. An income tax benefit has not been recognized for its operating losses generated during 2012 and 2011 based on uncertainties concerning the ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2012 and 2011. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s Federal and State tax returns for the years 2007-2012 remain open to examination by the tax authorities.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2012 and 2011, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for 2012 and 2011. The following table summarizes the potential common stock shares at December 31, 2012 and 2011, which may dilute future earnings per share.

	2012	2011
Convertible preferred stock	-	9,266
Warrants and options, vested	262,952	211,861
Convertible debt	-	6,863
	262,952	227,990

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

Segment Reporting

For the year ended December 31, 2012 and 2011, the Company operates in one operating segment based on the activities of the company in accordance with the ASC 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker group which consists of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and therefore such information is not presented.

The 10-K filing for the year ended 2011 presented five operating segments based on the products offered, which included: External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. Management determined that presenting these as a consolidated segment is the best presentation as the business activities of CUI Global are not organized on the basis of differences related to products, services or geography. The Company’s chief operating decision maker looks at the operations as a whole when making operating decisions and allocating resources.

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU have been applied retrospectively.

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2012 and 2011:

	2012	2011
Building	$-	$-
Equipment	2,577,681	2,193,817
Computers and software	883,408	778,985
	3,461,089	2,972,802
Less accumulated depreciation	(2,444,870)	(2,061,992)
	$1,016,219	$910,810

Depreciation expense for the years ended December 31, 2012 and 2011 was $579,861 and $520,959, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2012, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

	Gross Assets	Accumulated Amortization	Net
Trademarks and tradename	$5,988,256	$(109,540)	$5,878,716
Customer lists	1,857,000	-	1,857,000
Technology rights	303,664	(77,779)	225,885
Technology – patent pending	551,559	-	551,559
Other intangibles assets	154,470	(49,106)	105,364

Total	$8,854,949	(236,425)	$8,618,524

At December 31, 2011, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

	Gross Assets	Accumulated Amortization	Net
Trademarks and tradename	$6,266,684	$-	$6,266,684
Customer lists	1,857,000	-	1,857,000
Technology rights	303,664	(51,269)	252,395
Technology – patent pending	551,559	-	551,559
Other intangibles assets	74,127	(34,724)	39,403

Total	$9,053,034	$(85,993)	$8,967,041

Amortization expenses from continuing operations for the years ended December 31, 2012 and 2011 amounted to approximately $150,432 and $258,805, respectively.

As of December 31, 2012 and 2011, the carrying amount of goodwill was $13,048,474. The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Trademarks and tradename

As of December 31, 2012, $4,892,856 of costs related to CUI and $1,095,400 of costs related to the V-Infinity trademarks and trade names have been capitalized. The Intangible, trademark and trade name CUI was determined to have an indefinite life and is reviewed regularly for impairment by management, which includes an annual test for impairment. During 2012, management determined that an impairment of $278,428 related to the Intangible, trademark and trade name V-Infinity was necessary. As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years.

Customer lists

As of December 31, 2012, CUI Global has $1,857,000 of capitalized costs related to Intangible, customer list. Intangible, customer list is reviewed regularly for impairment by management. The customer lists were determined to have an indefinite life and are not amortized but tested annually for impairment. Among other factors, this review includes consideration of the revenues and related cash flows associated with customers that existed at the time of the acquisition of the Intangible, customer list. This review determined that the total net revenues and related cash flows associated with customers that existed at the time of the acquisition of the intangible, customer list have increased as compared with their pre-acquisition comparable revenues and maintains a back log of customer orders indicating that this will continue based on historical company experience.

Technology rights

As of December 31, 2012, CUI Global has $303,664 of capitalized costs related to technology rights. Technology rights are amortized over a twenty year life. In an effort to concentrate our business focus on our core product development and marketing, in December 2011, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000 and recognized a gain on sale of technology rights in 2011 of $143,636.

Technology – patents pending

As of December 31, 2012, CUI Global has $551,559 of capitalized costs related to Intangible, patent pending technology. Intangible, patent pending technology is reviewed regularly for impairment by management.

Debt Offering Costs

As of December 31, 2012, $220,000 of debt offering costs related to payments issued in efforts to secure debt financing for the Company have been capitalized. The debt offering costs are amortized over the life of the applicable loan. The net balance of debt offering costs as of December 31, 2012 is $42,778.

5.	NOTES PAYABLE

Notes payable is summarized as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
(a) Term Note - bank	$-	$4,000,000
(b) Acquisition Note Payable	7,303,683	10,303,683
(c) Convertible Note Payable - related party	-	35,000

(a) In August 2010, the Company replaced the $4,000,000 cash loan from Commerce Bank of Oregon with a $4,000,000 term note through the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, National Association, with a July 31, 2012 maturity date, paying interest only at an interest rate equal to the daily three month LIBOR plus 4.00% and secured by personal letters of credit from a related party. In February 2012, the Company utilized $4,000,000 from the 2012 equity raises to repay the principal balance in full. The balance remaining at December 31, 2012 and 2011 on the term note with Wells Fargo was $0 and $4,000,000, respectively.

(b) A promissory note utilized to fund the acquisition of CUI, Inc. was a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.), payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment (May 15, 2011), with no prepayment penalty, an annual success fee of 2.3%, and the right of first refusal to the note payee, International Electronic Devices, Inc., relating to any private capital raising transactions of CUI Global during the term of the note. In September 2010, the Company negotiated an amendment to this note which provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018. The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital due to the related party nature. In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011. Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $192,508 to IED during the first quarter of 2011. In February 2012, the Company utilized proceeds from the sale of equity to repay $3,000,000 toward the principal balance of the IED note payable. At December 31, 2012, the current portion of this note is $0, the long term balance is $7,303,683.

(c) In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company with interest at 6% per annum, and convertible at $5.10 per common share. The balance of this loan was paid in full during 2012 following the receipt of proceeds from the equity raise. The balance remaining at December 31, 2012 and 2011 was $0 and $35,000, respectively.

The following table details the maturity of the notes payable for CUI Global, Inc. as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Notes Payable Maturities:	$-	$-	$-	$-	$-	$7,303,683	$7,303,683

6.	LINE OF CREDIT

At December 31, 2012, CUI, Inc. had a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the daily three month LIBOR plus 3.25% (3.56% at December 31, 2012). At December 31, 2012 the current borrowing capacity under the credit facility was $3,579,305 considering any current restrictions on the amount that could be borrowed (borrowings may be limited by the amount of trade receivables, inventory and other items), but without considering any amounts currently outstanding under the facility.

Effective April 3, 2012, the Wells Fargo Line of Credit expiration was extended to July 31, 2015 and the interest rate reduced to the Daily Three Month LIBOR plus 3.25%. At December 31, 2012 and 2011, the balance outstanding on the line of credit was $459,448 and $1,528,900, respectively. The Line of Credit is secured by all of the Company’s accounts, documents, equipment, general intangibles, goods, instruments, inventory, investment property, letter-of-credit rights, letters of credit and all cash and cash equivalents.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in certain legal actions arising from the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that any of these matters, or these matters in the aggregate, will have a material adverse effect on the financial position or results of operations.

Commissions, Royalty and License Fee Agreements

Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. As of December 31, 2012, $32,303 was accrued for royalty and license fees payable, and is reported as a current liability in accrued expenses.

External Sales Representative Commissions

Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2012, $236,366 was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements

As of the year ended December 31, 2012, the following employment agreements were in place:

Chief Executive Officer, General Counsel, Director: This employment agreement expires August 1, 2015. The CEO is eligible for annual bonuses and stock option grants. Said contract provides, in relevant part, for an annual salary of $350,000 and bonus provisions for each calendar year. Bonuses are approved quarterly based on the various factors, including a thorough evaluation of current performance. All bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2012 and 2011, there was an accrual of $53,542 and $13,542, respectively, for compensation owed to Mr. Clough. In conjunction with Mr. Clough’s contract extension, he also received a Board approved Stock Option Plan, which entitles him to receipt of a $6.00 option to purchase 330,000 shares of the Company’s common stock. Said options vest on a monthly basis during the course of Mr. Clough’s employment term. Mr. Clough's employment agreement shall not be terminated by any change of control of CUI Global.

President, Chief Operating Officer, Director: This employment agreement expires May 15, 2014. The President is eligible for annual bonuses and stock option grants. Said contract provides, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year, beginning with 2008, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2012 and 2011 there was an accrual of $8,542 and $12,083, respectively, for compensation owed to Mr. McKenzie. Mr. McKenzie's employment agreement shall not be terminated by any change of control of CUI Global.

Chief Financial Officer: This employment agreement expires May 15, 2014. The CFO is eligible for annual bonuses and stock option grants. Mr. Ford is employed under a three year employment contract with the company, which was recently extended to May 15, 2014 and provides, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, beginning with 2010, in which the CUI Global yearend Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2012 and 2011 there was an accrual of $8,125 and $0, respectively, for compensation owed to Mr. Ford. Mr. Ford's employment agreement shall not be terminated by any change of control of CUI Global.

Leases

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the year ended December 31, 2012, the monthly base rent was $40,250 in accordance with the lease schedule. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

The Company also leased office space in Malmo, Sweden pursuant to a renewable lease which terminated January 31, 2011. In addition to the base rent of (subject to periodic base lease payment increases), the Company was responsible for property taxes, maintenance and related VAT taxes. During the year ended December 31, 2012 and 2011, the monthly base rent was approximately $0 and $1,386, respectively.

Additionally, subsequent to the acquisition of CUI Japan and Comex Electronics, the Company had leased spaces in Tokyo, Japan and owned a small manufacturing facility on leased land in Nagano, Japan. The CUI Japan leased space in Tokyo, Japan expired January 31, 2012 and there was no rent expense for this space in 2012. CUI Japan subleased space from Comex Electronics during 2012 on a month to month basis, with monthly base rent of approximately $1,253.

The discontinued operations of Comex Electronics had leased space in Tokyo, Japan with expirations between May 7, 2011 and September 9, 2011. In conjunction with these leases, Comex Electronics also leased parking spaces which leases expired December 31, 2010 and became a month to month agreement. Additionally, the discontinued operations of Comex Electronics had a land lease in Nagano with an expiration of August 11, 2019.

Rental expense was $552,655 and $592,573 in 2012 and 2011, respectively, and is included in selling, general and administrative on the statement of operations.

	2013	2014	2015	2016	2017	Thereafter
Operating Leases:	$484,000	$486,000	$487,000	$326,000	$-	$-

Consulting Agreements

In January 2010, the Company entered into a consulting agreement with Terry Williams, former GL Industrial Services Project Director, to serve as the Company’s Project Director and Lead Engineer for the GASPT2 technology. The consultant will be compensated a base monthly fee and will receive commissions on sales of the GASPT2 products.

In September 2010, the Company entered into an agreement for strategic investor communications services to be provided through March 2011. For these services, the consultant was paid a fee of $25,000 in 2010. During 2011, the agreement was extended through June 2012. During 2012 and 2011, the consultant was paid fees of $6,750 and $29,750, respectively.

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

In June 2011, the Company engaged Merriman Capital, Inc. to act as exclusive placement agent to CUI Global, Inc. For these services, the consultant would receive a cash financing completion fee of 7.5% of the total amount of capital received by the Company from the sale of its securities to investors during the agreement period. No fees were earned during 2011. Fees paid to Merriman in 2012 were recorded as reductions to additional paid in capital associated with the equity raises.

In June 2011, the Company engaged a consultant firm to provide website support and marketing production services. This consultant was paid $56,809 during 2011.

In December 2011, the Company issued 5,000 shares of common stock to a former consultant in consideration for the release of a claim on intellectual property with a fair value of $19,500 recorded.

During 2012, the Company engaged a consultant firm to assist in the development and design of websites. For these services, the consultant firm was paid $135,008 during the year.

During 2012, the Company engaged a consultant firm to assist in printed circuit board layout design related to new products. For these services, the consultant firm was paid $130,706 during the year.

In March 2012, 15,000 shares of common stock were issued in consideration for strategic investor marketing services rendered for the benefit of the company. A $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

On each of April 5, May 7, June 6, July 2, August 1, September 7, October 1 and November 1, 2012, the company issued 13,500 shares of common stock to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company. A $569,970 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the dates of the grants. In addition, the consultant was paid $110,000 for their services.

In June and October 2012, 1,000 and 2,500 shares of common stock, respectively, were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and $19,275 of consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the dates of the grant. Additionally, the consultant was paid $11,000 for their services.

In July 2012, the Company engaged a consultant firm to provide strategic investor marketing services. For these services the consultant was paid $65,000 during 2012.

In October 2012, 2,500 shares of common stock were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and a $12,825 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

8.	STOCKHOLDERS’ EQUITY

Convertible Preferred Series A

5,000,000 shares of preferred stock were designated as new Series A Convertible Preferred Stock (“Series A”). The Series A is convertible to common shares on a six-for-one basis, is due dividends at $0.10 per share as authorized by the Board, has a liquidation value of $1.00 per share and has equivalent voting rights as common shares on a share for share basis. Once the Series A shares have been issued, they cannot be reissued. Effective September 17, 2012 the Board of Directors passed a resolution eliminating and discontinuing all Series A Convertible Preferred Series stock and required that all preferred stock shall be returned to the Company treasury. As of December 31, 2012, no shares of Series A Convertible Preferred Stock are issued nor outstanding.

Convertible Preferred Stock Series B

On February 3, 2004, the Board of Directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B”). The Series B is convertible to common shares on a one thousand-for-one ratio, is due dividends at $1 per share payable quarterly as authorized by the Board, and the dividends are cumulative. Series B has a liquidation value of $240 per share and has voting rights of one thousand votes per Series B share. Once the Series B shares have been issued, they cannot be reissued. Effective September 17, 2012 the Board of Directors passed a resolution eliminating and discontinuing all Series B Convertible Preferred Series stock and required that all preferred stock shall be returned to the Company treasury. As of December 31, 2012 and 2011, no shares of Series B Convertible Preferred Stock are issued nor outstanding.

Convertible Preferred Stock Series C

The Company authorized for issuance 10,000 shares of preferred stock, designated as Series C Preferred Stock (“Series C”), as the result of a previously negotiated investment plan with a specific investment group. The agreement was fulfilled in 2011 and the group no longer retains rights to the convertible preferred stock Series C. Effective September 17, 2012 the Board of Directors passed a resolution eliminating and discontinuing all Series C Convertible Preferred Series stock and required that all preferred stock shall be returned to the Company treasury. During 2012 and 2011, there were no shares of Series C convertible preferred stock issued and no shares were outstanding.

Common Stock Dividend Restrictions

As of December 31, 2012, there are no restrictions on common stock dividends. As of December 31, 2011, there was a restriction on the common stock dividends as any cumulative preferred stock dividends are required to be paid prior to any common stock dividends being paid. Also, at December 31, 2012, retained earnings were not restricted upon involuntary liquidation, however at December 31, 2011, retained earnings would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1 per share Series A and $240 per share Series B liquidation preferences.

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

Effective February 17, 2012, the issued and outstanding shares of the Company’s $0.001 par value common stock were reverse split at a ratio of one for thirty (1:30) as a part of our plan to up-list our common stock on to the NASDAQ Stock Market. All fractional shares resulting from the reverse split were rounded up to the next full numbers. As a result of the rounding up effect, 97 additional shares of common stock were issued that are included in the S-1 registration statement. The company received no monetary consideration for these 97 shares.

During February 2012 our Form S-1 registration statement became effective that allowed us to sell 2,222,222 shares of common stock to our underwriter. We received $8,913,302 in net proceeds from this sale after related costs for this transaction.

Our Form S-1 registration statement included 333,333 shares of common stock that were sold in March 2012 to our underwriter pursuant to the over-allotment provision of our underwriting contract. We received $1,387,499 in net proceeds from this sale after related costs for this transaction.

Also in March 2012, pursuant to stock purchase agreement, we sold to seven investors a total of 570,000 shares of common stock at $4.50 per share. We received $2,253,008 in net proceeds from this sale after related costs for this transaction.

During March 2012, a beneficial owner of approximately 8%, exercised 10,071 warrants he previously received in relation to a note provided to the Company which has since been paid in full. The company received $3,021 from this transaction.

March 20, 2012, 15,000 shares of common stock were issued in consideration for strategic investor marketing services rendered for the benefit of the company. A $69,450 consulting expense was recorded in relation to this transaction based on the fair market value of the stock on the date of grant.

On each of April 5, May 7, June 6, July 2, August 1, September 7, October 1 and November 1, 2012, the company issued 13,500 shares of common stock to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company. A $569,970 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the dates of the grants.

Between April 4-12, 2012, 57,000 shares of common stock were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Two employees were awarded a total of 6,250 common shares with a fair value total of $30,000.

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

On June 21, 2012, 1,000 shares of common stock were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and a $6,450 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

On June 28 and 29, July 2, 3, 16 and 27, 2012, we sold 234,332 shares of common stock to nine investors at $4.50 per share pursuant to stock purchase agreements net proceeds of $975,455 after related costs for this transaction.

On September 7, 2012, 1,052 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $6,638.

On September 27, 2012, 4,596 shares of common stock were issued to an employee as a bonus. These shares were expensed at a fair value of $25,000 as of the date of issuance.

On October 16, 2012, 2,500 shares of common stock were issued to a consultant in consideration for strategic investor marketing services rendered for the benefit of the company and a $12,825 consulting expense was recorded in relation to these issuances based on the fair market value of the stock on the date of the grant.

Non-Employee Stock Warrants

During 2012 and 2011, no warrants were issued by the Company.

A summary of the warrants issued to non-employees for services as of December 31, 2012 and 2011 and changes during the years is presented below:

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	10,071	$0.30	416,634	$3.58
Granted	-	$-	-	$-
Exercised	(10,071)	$0.30	(166,667)	$0.30
Forfeited (expired)	-	$-	(239,896)	$6.00
Balance at end of period	-	$-	10,071	$0.30
Warrants exercisable at end of period	-	$-	10,071	$0.30
Weighted average fair value of warrants granted during the period		$-		$-

During 2011, warrants to purchase 239,896 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2012 and 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$-	-	0.00 Years	$-	-	$-
	-	0.00 Years	$-	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.30	10,071	0.62 Years	$0.30	10,071	$0.30
	10,071	0.62 Years	$0.30	10,071	$0.30

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

On January 5, 2009 the Company Board of Directors received and approved a written report and recommendations of the Compensation Committee which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies. The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board. Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock. The Compensation Committee was appointed as the Plan Administrator to manage the plan. On October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive). On September 21, 2012, CUI Global authorized an additional 330,000 options under the 2009 Equity Incentive Plan (Executive).

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

At December 31, 2012, there are 1,328,833 shares of common stock available under the 2008 Equity Incentive Stock Plan and 378,151 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2012 and 2011, the Company recorded compensation expense of $232,785 and $166,367, respectively, for stock options that the requisite service was performed during the year. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

A summary of the warrants and options issued to employees and directors as of December 31, 2012 and 2011 and changes during the year are presented below:

	2012		2011
	Number of Warrants and Options	Weighted Average Exercise Price	Number of Warrants and Options	Weighted Average Exercise Price
Balance at beginning of period	259,299	$7.75	293,372	$7.45
Exercised	-	$-	(1,000)	$5.70
Expired	(3,000)	$5.33	(33,073)	$2.81
Forfeited	-	$-	-	$-
Granted	425,842	$5.68	-	$-
Balance at end of period	682,141	$6.47	259,299	$7.75
Exercisable	262,952	$7.31	201,790	$7.44

As of December 31, 2012 and 2011, there were 419,189 and 57,509, respectively, non-vested warrants and options issued to employees and directors.

The weighted average fair value of warrants and options granted during the periods are as follows:

	2012	2011
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$4.56 - $4.58	$-
Exercise price exceeded the market price	$6.00	$-

The fair value of warrants and options granted during 2012 was estimated on the dates of the grants using the following assumptions: dividend yield of 0%, expected volatilities of 84% - 91%, risk-free interest rates of 0.27%, and expected lives of 2 years. There were no warrants and options granted during 2011.

The following tables summarize information about employee stock warrants and options outstanding at December 31, 2012 and 2011:

Warrants and Options Outstanding December 31, 2012				Warrants and Options Exercisable December 31, 2012
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$4.56	84,675	1.15 Years	$4.56	-	$4.56
$4.58	10,167	0.14 Years	$4.58	10,167	$4.58
$5.70	39,750	0.37 Years	$5.70	39,750	$5.70
$6.00	330,000	4.70 Years	$6.00	27,500	$6.00
$7.50	124,573	1.10 Years	$7.50	124,573	$7.50
$9.00	92,976	1.06 Years	$9.00	60,962	$9.00
	682,141	8.52 Years	$6.47	262,952	$7.31

Warrants and Options Outstanding December 31, 2011				Warrants and Options Exercisable December 31, 2011
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$5.70	41,750	1.17 Years	$5.70	41,750	$5.70
$7.50	124,573	3.37 Years	$7.50	117,372	$7.50
$9.00	92,976	3.15 Years	$9.00	42,668	$9.00
	259,299	7.69 Years	$7.75	201,790	$7.44

9.	RELATED PARTY TRANSACTIONS

As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062. CUI and CUI Global occupy the 61,380 square feet of offices and warehouse premises under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the year ended December 31, 2012, the monthly base rent was $40,250 in accordance with the lease schedule. During the period January 1 through August 31, 2011, the monthly base rent was $40,000 and increased in accordance with the lease schedule to $40,250 for the period September 1 through December 31, 2011. Barakel, LLC is controlled by James McKenzie, who was a majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

The Company recorded investment income of $59,623 and $41,472 during 2012 and 2011, respectively, related to its interest in Test Products International (“TPI”). During 2011, the Company assigned a note receivable from TPI with a balance of $192,508 to IED, Inc. toward the principal owed on notes payable. For further details regarding TPI, please see Note 2 discussion Investment – Equity Method.

In September 2010, the Company negotiated an amendment to the $14,000,000 seller’s promissory note to International Electronic Devices, Inc., of which a related party and two corporate officers, one of whom is also a director, are principals in the corporate note holder. This amendment provided forgiveness of the principal balance of $1,588,063 and forgiveness of accrued interest of $724,729, as well as an extension of the maturity date to May 15, 2018. The total forgiveness of debt and accrued interest of $2,312,792 was recorded as additional paid in capital in 2010. In exchange for this amendment, the Company agreed to make principal payments totaling $1,500,000 as follows: $1,200,000 before December 31, 2010 and an additional $300,000 in January 2011. Additionally, the Company agreed to assign a note receivable owed to CUI Inc. from TPI in the amount of $187,208 to IED during the first quarter of 2011. During 2010, $200,000 of the $1,200,000 in principal that was due before December 31, 2010 was settled for 33,333 shares of common stock at a conversion price of $6.00 per share. A related party and two corporate officers, one of whom is also a director are principals in the corporate note holder and each received shares from this transaction. During 2012 and 2011, the Company made regular interest payments on this seller’s promissory note in accordance with the terms of the note. Additionally, during 2012, the Company repaid $3,000,000 of the principal balance from proceeds received through the equity issuances. At December 31, 2012, the balance of this note is $7,303,683 and is held in long term notes payable, related party.

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

Also in May 2011, a beneficial owner of approximately 8% of the outstanding common stock, exercised 133,333 warrants at $0.30 per share which he previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008. The Company received $40,000 from this warrant exercise.

In July 2011, a CUI Global officer provided a short term convertible loan of $35,000 to the Company which accrues interest at 6% per annum, convertible at $0.17 per common share. The balance of this loan was repaid in full during 2012. At December 31, 2012 and 2011, the balance of this loan was $0 and $35,000, respectively, and is included in Convertible notes payable, related party, current portion due. There was no beneficial conversion on the convertible note as the conversion price was equal to the fair value on the date of grant.

In March 2012, a beneficial owner of approximately 8% of the outstanding common stock exercised 10, 071 warrants at $0.30 per share which he previously received in relation to a note provided to the Company which has since been paid in full. The Company received $3,021 from this warrant exercise.

10.	DISCONTINUED OPERATIONS

Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The Company’s continuing operations focus on the development, manufacturing and sale of electrical components. There were no discontinued operations in 2012. Revenue and expenses allocated to discontinued operations for the year ended December 31, 2011 were limited to revenue and expenses that were directly related to the operations of Comex Electronics, or that were eliminated as a result of the sale of the subsidiary. As a result, certain continuing indirect costs that were previously allocated to Comex were not allocated to discontinued operations. It is expected that the Company and Comex Electronics will continue a business relationship. Comex Electronics is a customer of CUI Global and also a vendor to CUI Global that provides manufacturing and other services.

The results of operations from discontinued operations are set forth below:

	For the year ended December 31,
	2012	2011

Total revenues	$-	$1,280,485
Cost of revenues	-	1,146,443
Gross profit	-	134,042
Selling, general, administrative and other	-	294,195
(Loss) from discontinued operations	-	(160,153)
Gain on sale of Comex Electronics	-	603,034
Net profit (loss) from discontinued operations	-	442,881
Less net profit (loss) from discontinued operations - noncontrolling interest	-	67,872
Net profit (loss) from discontinued operations allocable to common stocholders	$-	$375,009

11.	INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying consolidated financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. At December 31, 2012, the Company had available net operating loss carry-forwards which expire in various years through the year ending December 31, 2032; however, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured. The increase in the valuation allowance for the year ended December 31, 2012 was approximately $481,000. As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2012 and 2011, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2012	2011
Computed "expected" tax benefit	$(800,084)	$(16,579)
State tax benefit, net of federal effect	(166,285)	(2,124)
Change in valuation allowance	480,742	(98,800)
Non-deductible expenses	(435,030)	147,313
	$(920,657)	$29,810

For the periods ended December 31, 2012 and 2011, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	2012	2011
Deferred tax assets (liabilities)
Intangible assets	$(8,046,564)	$(8,153,358)
Property and equipment	634,354	634,354
Net operating loss carryforwards	20,699,678	20,376,785
Contribution and other carryforwards	292,692	241,637
Inventory and accounts receivable reserves	139,999	139,999
Valuation allowance	(13,720,159)	(13,239,417)
Net deferred tax assets	$-	$-

12.	CONCENTRATIONS

During 2012, 59% of revenues were derived from five customers at 47%, 4%, 3%, 3%, and 2%. During 2011, 55% of revenues were derived from six customers at 41%, 4%, 3%, 3%, 2% and 2%.

The Company’s major product lines in 2012 and 2011 were external power, internal power and industrial controls.

At December 31, 2012, of the gross trade accounts receivable from continuing operations totaling $5,095,926, 57% was due from six customers: 37%, 8%, 3%, 3%, 3% and 3%. At December 31, 2011, of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from eight customers: 21%, 9%, 7%, 5%, 4%, 3%, 2% and 2%.

13.	STOCK-BASED EMPLOYEE COMPENSATION

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

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of warrants and options granted during 2012 was estimated on the dates of the grants using the following assumptions: dividend yield of 0%, expected volatilities of 84% - 91%, risk-free interest rates of 0.27%, and expected lives of 2 years. During the year ended December 31, 2011, the Company did not grant any stock options.

The following information is presented post reverse split for the stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	293,372	$7.45	8.37 Years	$66,544
Exercised	(1,000)	$5.70
Expired	(33,073)	$2.81
Forfeited	-	$-
Granted	-	$-
Outstanding at December 31, 2011	259,299	$7.75	7.69 Years	$-
Exercised	-	$-
Expired	(3,000)	$5.33
Forfeited	-	$-
Granted	425,842	$5.68	6.00 Years
Outstanding at December 31, 2012	682,141	$6.47	8.52 Years	$88,000
Outstanding exercisable at December 31, 2012	262,952	$7.31	6.98 Years	$9,252

The weighted average fair value of warrants and options granted during the periods are as follows:

	2012	2011
Exercise price lower than the market price	$-	$-
Exercise price equaled the market price	$ 4.56 - $4.58	$-
Exercise price exceeded the market price	$6.00	$-

14.	SUBSEQUENT EVENTS

Management has reviewed for subsequent events through the date of this filing and determined that no subsequent events have occurred.

