Form 10-K/A
period 2012-12-31
CUI Global, Inc.
filed 2013-03-11
CIK 1108967

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CUI Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Original Filing”), to delete Item 9A(T) Controls and Procedures and revise Item 9A Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filing has also been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and is attached as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the item described above, this Amendment does not modify or update any other items or disclosures contained in the Original Filing, and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the preceding cover page, this explanatory note, the deletion of Item 9(A)T and the revised Item 9A.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 11, 2013
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 11, 2013
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee/Director	March 11, 2013
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

