Form 10-Q
period 2013-03-31
CUI Global, Inc.
filed 2013-05-07
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐ NO ☒

As of May 6, 2013, there were 20,543,280 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,518,175	$3,039,840
Trade accounts receivable, net of allowance of $125,000 and $130,000, respectively	3,837,874	4,965,926
Inventories, net of allowance of $220,000 and $250,000, respectively	5,163,530	4,843,905
Prepaid expenses and other	1,060,709	378,885
Total current assets	12,580,288	13,228,556

Property and equipment, net	976,565	1,016,219

Other assets:
Investment - equity method	260,347	258,244
Other Intangible assets, net	8,550,997	8,618,524
Deposits and other	980	11,360
Notes receivable, net	503,905	501,422
Debt offering costs, net	24,445	42,778
Goodwill, net	13,046,358	13,046,358
Total other assets	22,387,032	22,478,686
Total assets	$35,943,885	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,259,871	$2,496,881
Line of credit	-	459,448
Accrued expenses	1,356,929	1,142,839
Accrued compensation	161,377	186,636
Unearned revenue	494,665	371,541
Total current liabilities	4,272,842	4,657,345
Long term notes payable, related party, net of current portion due	7,303,683	7,303,683
Total long term liabilities	7,303,683	7,303,683
Total liabilities	11,576,525	11,961,028

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Common stock, par value $0.001; 325,000,000 shares authorized; and 10,883,280 shares issued and outstanding at March 31, 2013 and December 31, 2012	10,883	10,883
Additional paid-in capital	101,035,497	100,947,708
Accumulated deficit	(76,633,914)	(76,171,822)
Accumulated other comprehensive (loss)	(45,106)	(24,336)
Total stockholders' equity	24,367,360	24,762,433
Total liabilities and stockholders' equity	$35,943,885	$36,723,461

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2013	2012
Revenues:
Product Sales	$10,052,246	$8,463,806
Revenue from freight	7,114	5,957
Total revenue	10,059,360	8,469,763
Cost of revenues	6,047,605	5,185,179

Gross profit	4,011,755	3,284,584

Operating expenses
Selling, general and administrative	4,149,757	4,020,178
Research and development	244,690	178,189
Bad debt	(5,000)	(10,000)
Total operating expenses	4,389,447	4,188,367

(Loss) from operations	(377,692)	(903,783)

Other income (expense)
Other income	61,238	25,146
Other expense	(4,945)	(215)
Earnings from equity investment	2,103	20,577
Amortization of debt offering costs	(18,333)	(18,333)
Interest expense	(114,474)	(187,198)
Total other income (expense), net	(74,411)	(160,023)

(Loss) before taxes	(452,103)	(1,063,806)
Provision for taxes	9,989	7,956
Consolidated Net (loss)	(462,092)	(1,071,762)

Basic and diluted (loss) per common share	$(0.04)	$(0.13)
Basic and diluted weighted average common and common equivalents shares outstanding	10,883,280	8,439,629

See accompanying notes to unaudited condensed consolidated financial statements

3

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended March 31,
	2013	2012
Net (loss)	$(462,092)	$(1,071,762)

Other comprehensive (loss)
Foreign currency translation adjustment	$(20,770)	$(26,373)
Comprehensive (loss)	$(482,862)	$(1,098,135)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(462,092)	$(1,071,762)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock, options and notes issued for compensation and services	87,789	367,884
Non-cash interest expense, including amortization of debt offering costs	18,333	18,333
Earnings from Equity Investment	(2,103)	(20,577)
Bad debt expense	(5,000)	(10,000)
Amortization of technology rights	6,625	6,628
Amortization of patent costs	166	166
Amortization of website development	5,966	1,724
Amortization of intangible, trademark and trade name V-Infinity	54,770	0
Inventory reserve	(30,000)	(15,000)
Depreciation	143,609	132,521
(Increase) decrease in assets:
Trade accounts receivable	1,133,052	246,641
Inventory	(289,625)	56,880
Prepaid expenses and other current assets	(684,307)	174,073
Deposits and other assets	10,380	44,212
Increase (decrease) in liabilities:
Accounts payable	(237,010)	321,190
Accrued expenses	214,090	(164,329)
Accrued compensation	(25,259)	83,070
Unearned revenue	123,124	193,009
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,508	364,663
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes receivable	-	15,831
Purchase of property and equipment	(103,955)	(148,037)
NET CASH (USED IN) INVESTING ACTIVITIES	(103,955)	(132,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(459,448)	(1,528,900)
Payments on notes and loans payable	-	(4,000,000)
Payments on notes and loans payable, related party	-	(3,000,000)
Payments on convertible notes payable, related party	-	(35,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	-	12,605,515
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(459,448)	4,041,615
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,770)	(26,373)
Cash and cash equivalents at beginning of year	3,039,840	176,775
Cash and cash equivalents at end of period	2,518,175	4,424,474
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(521,665)	$4,247,699

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the three months ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$34,585	$75,051

Interest paid	$114,432	$207,270

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$18,333	$18,333

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$-	$343,050

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2012.

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

2. ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include estimates used to review the Company’s long-lived assets for impairment, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances, valuation for unearned revenue, valuations of derivatives and the valuation allowance on deferred tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiaries CUI, Inc. and CUI Japan, hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value due as of March 31, 2013.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits or in interest bearing accounts which may or may not be covered by FDIC insurance and places its temporary cash investments with high credit quality financial institutions. At March 31, 2013, the Company had $2,195,925 of cash balances at financial institutions which were in excess of the FDIC insured limits. The Company maintained cash balances of $72,250 in foreign financial institutions.

Accounts Receivable

The Company grants credit to its customers, with standard terms of Net 30 days. Other credit terms are available based upon a review of the customer’s financial strength. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. In addition, the Company maintains a foreign credit receivables insurance policy that covers many of its receivable balances in an effort to further reduce credit risk exposure.

Inventory

Inventory consists of finished and un-finished products. At March 31, 2013, the Company had finished goods of $4,279,950, raw materials of $319,076, work in process of $784,504 and an allowance of $220,000.

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

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

1.	Inputs used to measure fair value are unadjusted quoted prices available in active markets for the identical assets or liabilities if available.
2.	Inputs used to measure fair value, other than quoted prices included in 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. This includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full life of the asset.

3.	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
4.	Expert appraisal and fair value measurement are completed by third party experts.

Intangible assets with a determinable finite life, other than goodwill, including technology rights and patents are amortized over an estimated useful life of 15 years or their estimated useful life if less than 15 years. Technology rights are amortized over a twenty year life or the term of the rights agreement and are reviewed for impairment annually. Patent costs are amortized over the life of the patent. Any patents not approved will be expensed at that time. Intangible assets are reviewed for impairment annually during the second quarter and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. Through this review of all known events and circumstances, management concluded that an impairment charge of $278,428 was necessary regarding the Intangible, trademark and trade name V-Infinity during 2012.

Goodwill Assets

As detailed in ASC 350 Intangibles-Goodwill and Other subsection 20, the Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in both 2013 and 2012, determined that there was no impairment necessary to goodwill assets. Through the reviews completed in 2013 and 2012, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

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

At March 31, 2013, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

	Gross Assets	Accumulated Amortization	Net
Trademarks and trade name	$5,988,256	$(164,310)	$5,823,946
Customer lists	1,857,000	-	1,857,000
Technology rights	303,664	(84,404)	219,260
Technology - patent pending	551,559	-	551,559
Other intangible assets	154,470	(55,238)	99,232
Total	$8,854,949	$(303,952)	$8,550,997

Amortization expenses from operations for the three months ended March 31, 2013 and 2012 amounted to approximately $67,527 and $8,518, respectively.

As of March 31, 2013 and 2012, the carrying amount of goodwill was $13,046,358. The estimated fair value of goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Trademarks and Trade Name

As of March 31, 2013, $4,892,856 of costs related to CUI and $1,095,400 of costs related to the V-Infinity trademarks and trade names have been capitalized. The intangible, trademark and trade name CUI was determined to have an indefinite life and is reviewed regularly for impairment by management, which includes an annual test for impairment. During 2012, management determined that an impairment of $278,428 related to the intangible, trademark and trade name V-Infinity was necessary. As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years.

Customer Lists

As of March 31, 2013, CUI Global has $1,857,000 of capitalized costs related to intangible, customer list. Intangible, customer list is reviewed regularly for impairment by management. The customer lists were determined to have an indefinite life and are not amortized but tested annually for impairment. Among other factors, this review includes consideration of the revenues and cash flows associated with customers that existed at the time of the acquisition of the intangible, customer list. This review determined that the total net revenues and related cash flows associated with customers that existed at the time of the acquisition of the intangible, customer list have increased as compared with their pre-acquisition comparable revenues and maintains a back log of customer orders indicating that this will continue based on historical Company experience.

Technology Rights

As of March 31, 2013, CUI Global has $303,664 of capitalized costs related to technology rights. Technology rights are amortized over a twenty year life or the term of the rights agreement and are reviewed for impairment annually.

Technology – Patent Pending

As of March 31, 2013, CUI Global has $551,559 of capitalized costs related to intangible, patent pending technology. Intangible, patent pending technology is reviewed regularly for impairment by management.

Debt Offering Costs

As of March 31, 2013, $220,000 of debt offering costs related to payments issued in efforts to secure debt financing for the Company have been capitalized. The debt offering costs are amortized over the life of the applicable loan. The net balance of debt offering costs as of March 31, 2013 is $24,445.

Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest at March 31, 2013 and 2012, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of March 31, 2013 is as follows:

Current assets	$6,521,869
Non-current assets	520,606
Total Assets	$7,042,475

Current liabilities	$3,269,096
Non-current liabilities	1,181,089
Stockholders' equity	2,592,290
Total Liabilities and Stockholders' Equity	$7,042,475

Revenues	$2,568,113
Operating income	17,954
Net profit	18,222
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	18,222
Company share of Net Profit at 11.54%	2,103
Equity investment in affiliate	$260,347

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

Derivative Liabilities

The Company accounts for its embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging ”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying condensed consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying condensed consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed but instead are accounted for as an adjustment to equity.

Revenue Recognition

The recognition of revenue requires judgment, including whether a sale includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of CUI Global products over a period of time. These elements include licensing rights to manufacture and sell our proprietary patent protected products. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. CUI Global does not have any history as to the costs expected to be incurred in granting licensing rights relating to its products. Therefore, revenues may be recorded that are not in proportion to the costs expected to be incurred in performing these services.

Revenues in connection with electronic devices and component sales by CUI, Inc. are recognized at the time the product is shipped to the customer.

Revenues in connection with product sales by CUI are recognized at the time the product is shipped to the customer. VSOE sales also exist for CUI Japan related to the development of product for specific customers. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. VSOE sales are invoiced according to the related sales agreements.

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

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2013 and 2012 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

For the three months ended March 31, 2013 and 2012, the Company operates in one operating segment based on the activities of the company in accordance with the ASC 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker group which consists of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and therefore such information is not presented.

The 10-Q filing for the three months ended March 31, 2012 presented five operating segments based on the products offered, which included: External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. Management determined that presenting these as a consolidated segment is the best presentation as the business activities of CUI Global are not organized on the basis of differences related to products, services or geography. The Company’s chief operating decision maker looks at the operations as a whole when making operating decisions and allocating resources.

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

3. (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2013 and 2012, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and 2012, respectively, 288,149 and 273,587 potential common stock shares are issuable upon the exercise of vested options and conversion of debt to common stock. For the three months ended March 31, 2013, 682,141 shares related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012
Consolidated Net (loss)	$(462,092)	$(1,071,762)
Weighted average number of shares outstanding	10,883,280	8,439,629
Weighted average number of common and common equivalent shares	10,883,280	8,439,629

Basic and diluted (loss) per common share	$(0.04)	$(0.13)

4. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit for the three months ended March 31, 2013 and 2012 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  WORKING CAPITAL LINE OF CREDIT

At March 31, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.5336% at March 31, 2013). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At March 31, 2013, there was no balance outstanding on the line of credit.

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

At December 31, 2012, there were 419,189 non-vested stock options. The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. During the three months ended March 31, 2013, the Company granted no stock options.

The following information is presented for the stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2012	682,141	$6.47	7.69 Years
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	-	$-
Outstanding at March 31, 2013	682,141	$6.47	8.28 Years
Outstanding exercisable at March 31, 2013	288,149	$7.24	6.94 Years

There was no warrant activity and no warrants outstanding during the three months ended March 31, 2013.

7.  NOTES PAYABLE

Notes payable is summarized as follows at March 31, 2013 and 2012:

	March 31,
	2013	2012
(a) Acquisition Note Payable	$7,303,683	$7,303,683

(a)	The Company utilized a $14,000,000 promissory note to International Electronic Devices, Inc. (formerly CUI, Inc.) in conjunction with the acquisition of CUI, Inc. The note was originally due May 15, 2011. In September 2010, the Company negotiated an amendment to this note which extended the maturity date to May 15, 2018. Interest accrues at 6% per annum and is payable monthly with the principal due as a balloon payment at the term date. At December 31, 2012, the balance of this note was $7,303,683. As of March 31, 2013, the balance on this note is $7,303,683 and is included in Long Term Notes Payable, Related Party.

The following table details the maturity of the notes payable for CUI Global, Inc. as of March 31, 2013:

	2013	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturities:	$-	$-	$-	$-	$-	$7,303,683	$-	$7,303,683

8.  CONCENTRATIONS

During the three months ended March 31, 2013, 47.61% of revenues were derived from one customer. During the three months ended March 31, 2012, 47.71% of revenues were derived from one customer.

At March 31, 2013, a single customer balance accounted for 11.69% of the total trade receivables balance.  At March 31, 2012, a single customer balance accounted for 22.14% of the trade receivables balance.

9.  SUBSEQUENT EVENTS

During April 2013, in conjunction with an SEC Form S-1 registration statement that became effective by the SEC on April 11, 2013, 8,400,000 shares of common stock were issued. The Company received $42,000,000 before related costs from this transaction.

Also during April 2013, 1,260,000 additional shares were issued that are included in the S-1 registration statement pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $6,300,000 before related costs from this transaction.

On April 18, 2013, the Company completed the strategic acquisition of Orbital Gas Systems Limited for 17 million Great British Pounds, approximately $26.2 million. The acquisition is effective as of April 1, 2013.

In May 2013, the Company paid to International Electronic Devices, Inc. $2,000,000 in principal, thereby reducing the balance of the note payable to $5,303,683. In conjunction with the repayment of $2,000,000 of principal towards the note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date.

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

During the three months ended March 31, 2013, CUI Global had a loss from operations of $377,692. During the three months ended March 31, 2013, CUI Global had a consolidated net loss of $462,092. The net loss is primarily the result of the increase in sales, general and administrative expenses incurred during the first three months of the year which includes, among other things, the sales, marketing, engineering and support functions related to CUI Inc., CUI Japan, and the Novum and Solus product families as well as the continued sales efforts and related costs for the Vergence GasPT2 product line.

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

Power Supply Units

Our current power line, consists of external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue and recent revenue growth.

Digital Power Patent License Agreement with Power-One, Inc .

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

Novum ® Advanced Power

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

Solus ® Topology License with California Power Research

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

Solus ® Power Topology

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

Vergence ® GasPT2

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

AMT ® Encoder

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

CUI Japan and the discontinued operations of Comex Electronics –Subsidiaries

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The operations of CUI Japan are not affected by this divestment. CUI Global continues to maintain its 100% ownership of CUI Japan.

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

Liquidity and Capital Resources

General

Cash and cash equivalents at March 31, 2013 are $2,518,175. Operations and investments in patents and equipment have been funded through cash on hand, cash from operations, proceeds from equity financings and borrowings from financial institutions during the three month period.

Cash provided by operations

Operating requirements generated positive cash flow from operations of $62,508 for the three months ended March 31, 2013, versus positive cash flow from operations of $364,663 for the same period last year.  The change in cash provided by operations is primarily the result of the decreased net loss incurred during the first three months of 2013 associated with the increase in revenues and related gross profits, offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and Vergence, increased advertising costs for company products, and overall growth in expenses of the business in relation to the growth in revenues. Additional factors that impacted the cash provided by operations include a decrease in trade accounts receivable, an increase in inventory, a increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the Vergence GasPT2 products and prepayments for items related to the Orbital Gas Systems Limited acquisition and equity raise related costs, decrease in accounts payable, increased accrued expenses due largely to the increase in inventory in transit, and an increase in unearned revenue primarily associated with customer prepayments and deferred revenues on certain sales through distribution.

During the first three months of 2013 and 2012 common stock and stock options have been used as a form of payment to certain consultants, note holders, employees and directors.  For the first three months of 2013 and 2012, a total of $87,789 and $367,884, respectively, was recorded for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees, directors and consultants for services provided.

As the Company focuses on technology development and product line additions during 2013, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the first three months of 2013 and 2012, there was $103,955 and $148,037 invested in property and equipment, including computers and related hardware and software, engineering lab equipment, tooling for manufacturing, product certifications, furniture, and other fixed assets, respectively.

It is expected that investment in patent costs will take place during 2013 as patents are pursued in order to protect the rights to use its product developments.

Financing activities

During the first three months of 2013, the Company made payments of $459,448 against the line of credit. During the first three months of 2012, the Company received proceeds of $12,605,515 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the line of credit, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against related party notes and loans payable, and $35,000 of payments were made against convertible notes payable, related party. CUI Global may raise the capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Recap of liquidity and capital resources

During the first three months of 2013, the Company continued to improve its financial strength which included repayment of the balance outstanding at December 31, 2012 of $459,448 on the working capital line of credit. As of March 31, 2013 the Company had an accumulated deficit of $76,633,914.

The Company may seek to raise additional capital for the commercialization and further development of its product and technology offerings as well as to further reduce debt. The Company believes its operations and existing financing structure, including the proceeds from the equity offering completed in April 2013, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. As the Company continues to expand and develop its technology and product lines as well as retire debt, additional funding sources may be required. The Company will attempt to raise these funds through borrowing instruments or issuing additional equity.

At March 31, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.5336% at March 31, 2013). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At March 31, 2013, there was no balance outstanding on the line of credit.

The Company expects the revenues from CUI, Inc., CUI Japan and those from the recently acquired Orbital Gas Systems Ltd. to help cover operating and other expenses for the next twelve months of operations. If revenues and the funds raised in 2012 and in April 2013 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Results of Operations

Revenue

During the three months ended March 31, 2013 and 2012, revenue was $10,059,360 and $8,469,763, respectively. The revenue for the three months ended March 31, 2013 is comprised of $9,797,446 from CUI products, $254,800 from CUI Japan products, and $7,114 for freight. The revenue for the three months ended March 31, 2012 is comprised of $8,202,047 from CUI products, $261,759 from CUI Japan products, and $5,957 for freight.

The increase in revenues during the three months ended March 31, 2013 is attributable to the increased back log of orders on hand at December 31, 2012 and an increase of $2,255,498 in customer orders received during the first three months of 2013 as compared to the prior year period. These increases are associated with continued product introductions, continued sales and marketing programs, the addition of Future Electronics as a distributor of CUI products, and the strengthening within the electronic components industry.

The Company experienced a significant uptick in orders received during the three months and held a backlog of customer orders of approximately $15.7 million as of March 31, 2013 as compared to a backlog of customer orders of approximately $10.7 million as of March 31, 2012.

Cost of revenues

For the three months ended March 31, 2013 and 2012, the cost of revenue was $6,047,605 and $5,185,179, respectively.

The cost of revenues as a percentage of revenue for the three months ended March 31, 2013 decreased to 60.12% from 61.22% during the prior year comparative period. This percentage will vary based upon the product mix sold during the period and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the three months ended March 31, 2013 compared to the same period in 2012, SG&A expenses increased $129,579. The overall increase is primarily associated with the ongoing activities to support CUI Inc. and CUI Japan operations, continued sales efforts and related costs for the Vergence GasPT2 products, and expenses incurred in relation to the equity offering completed in April 2013. As a percentage of total revenue, SG&A expenses decreased to 41.25% as compared to 47.47% during the first three months of 2012. Management expects the SG&A expenses as a percentage of revenues to continue to improve during the remainder of 2013 as the Company improves efficiencies and increases revenues.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $244,690 and $178,189, for the three months ended March 31, 2013 and 2012, respectively. The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, Vergence GasPT2, and other products.

Bad Debt

During the three month periods ended March 31, 2013 and 2012 the allowance for doubtful receivables was reduced $5,000 and $10,000, respectively.

Other Income

Other income for the three months ended March 31, 2013, consisted of $45,650 of gain on foreign exchange, $8,696 of interest income, $6,000 of rental income, $806 from the recovery of bad debts and $86 of miscellaneous income. Other income for the three months ended March 31, 2012, consisted of $16,599 of gain on foreign exchange, $6,449 of interest income, $2,000 of rental income and $98 from the recovery of bad debts.

Investment Income

The Company recognized income of $2,103 on equity investment in affiliate for the three months ended March 31, 2013. For the same period ended 2012, the Company recognized income of $20,577 on equity investment in an affiliate.

Convertible debt and amortization of debt discount and debt offering costs

The Company recorded an expense of $18,333 for the three months ended March 31, 2013, and $18,333 for the same period in 2012, for the amortization of debt discount and debt offering costs. The capitalized debt offering costs for which this expense related during the three months ended March 31, 2013 and 2012 will be fully amortized during 2013.

Interest Expense

The interest expense of $114,474 and $187,198 for the three months ended March 31, 2013 and 2012 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2012 through principal payments.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued

During the three months ended March 31, 2013, the Company issued no shares of common stock.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1(2)	Orbital Gas Systems Limited Share Purchase Agreement dated March 3, 2013.
3.1(3)	Composite Articles of Incorporation of the Company, as currently in effect.
3.2(1)	Bylaws of the Company.
22.8	Proxy Statement and Notice of 2012 Annual Shareholder Meeting filed with the Commission on August 23, 2012.

31.1(4)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2(4)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1(4)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(4)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(4)	XBRL related documents.

Footnotes to Exhibit Index:

(1)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
(2)	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
(3)	Incorporation by reference to our Registration Statement on Form S-1 filed with the Commission on March 6, 2013.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 6th day of May 2013.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

