Form 10-Q
period 2013-06-30
CUI Global, Inc.
filed 2013-08-14
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES ☐ NO ☒

As of August 13, 2013, there were 20,564,163 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$28,105,549	$3,039,840
Trade accounts receivable, net of allowance of $150,000 and $130,000, respectively	8,932,614	4,965,926
Inventories, net of allowance of $603,634 and $250,000, respectively	6,169,021	4,843,905
Costs in excess of billings	260,072	-
Prepaid expenses and other	1,070,934	378,885
Total current assets	44,538,190	13,228,556

Property and equipment, net	2,693,213	1,016,219

Other assets:
Investment - equity method	254,118	258,244
Other Intangible assets, net	23,755,391	8,618,524
Deposits and other	-	11,360
Notes receivable, net	485,416	501,422
Debt offering costs, net	6,111	42,778
Goodwill, net	18,174,366	13,046,358
Total other assets	42,675,402	22,478,686
Total assets	$89,906,805	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,522,990	$2,496,881
Line of credit	-	459,448
Leases payable, current	88,348	-
Accrued expenses	2,219,296	1,140,743
Accrued compensation	581,909	186,636
Accrued taxes payable	672,901	2,096
Unearned revenue	676,397	371,541
Billings in excess of costs	5,854,993	-
Total current liabilities	14,616,834	4,657,345
Leases payable, net of current portion	33,459	-
Long term note payable, related party	5,303,683	7,303,683
Total long term liabilities	5,337,142	7,303,683
Total liabilities	19,953,976	11,961,028

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Common stock, par value $0.001; 325,000,000 shares authorized; 20,564,163 shares issued and outstanding at June 30, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,564	10,883
Additional paid-in capital	146,368,848	100,947,708
Accumulated deficit	(76,339,136)	(76,171,822)
Accumulated other comprehensive (loss)	(97,447)	(24,336)
Total stockholders' equity	69,952,829	24,762,433
Total liabilities and stockholders' equity	$89,906,805	$36,723,461

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Product Sales	$18,138,599	$9,996,133	$28,190,845	$18,459,939
Revenue from freight	12,492	15,625	19,606	21,582
Total revenue	18,151,091	10,011,758	28,210,451	18,481,521
Cost of revenues	11,085,366	6,209,955	17,132,971	11,395,134

Gross profit	7,065,725	3,801,803	11,077,480	7,086,387

Operating expenses
Selling, general and administrative	6,272,515	3,937,262	10,422,272	7,957,440
Research and development	198,775	176,301	443,465	354,490
Bad debt	47,470	10,000	42,470	-
Impairment of intangible, trademark and trade name V-Infinity	-	278,428	-	278,428
Total operating expenses	6,518,760	4,401,991	10,908,207	8,590,358

Income (loss) from operations	546,965	(600,188)	169,273	(1,503,971)

Other income (expense)
Other income	56,057	9,735	117,295	34,881
Other expense	(4,961)	(3,481)	(9,906)	(3,696)
Earnings (loss) from equity investment	(6,229)	19,214	(4,126)	39,791
Amortization of debt offering costs	(18,333)	(18,334)	(36,666)	(36,667)
Interest expense	(86,979)	(114,331)	(201,453)	(301,529)
Total other income (expense), net	(60,445)	(107,197)	(134,856)	(267,220)

Income (loss) before taxes	486,520	(707,385)	34,417	(1,771,191)
Provision for taxes	191,742	7,500	201,731	15,456
Consolidated Net Income (loss)	$294,778	$(714,885)	$(167,314)	$(1,786,647)

Basic income (loss) per common share	$0.02	$(0.07)	$(0.01)	$(0.19)
Diluted income (loss) per common share	$0.02	$(0.07)	$(0.01)	$(0.19)
Basic weighted average common shares outstanding	18,835,103	10,551,530	14,881,158	9,495,579
Diluted weighted average common and common equivalents shares outstanding	18,843,674	10,551,530	14,889,630	9,495,579

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net Income (loss)	$294,778	$(714,885)	$(167,314)	$(1,786,647)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(52,341)	$5,825	$(73,111)	$(20,548)
Comprehensive Income (loss)	$242,437	$(709,060)	$(240,425)	$(1,807,195)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,314)	$(1,786,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock, options and notes issued for compensation and services	295,541	616,547
Non-cash interest expense, including amortization of debt offering costs	36,666	36,667
Earnings from Equity Investment	4,126	(39,791)
Bad debt expense	42,470	-
Amortization of intangibles	866,403	18,365
Inventory reserve	18,400	15,000
Impairment of intangible, trademark and trade name V-Infinity	-	278,428
Depreciation	327,999	278,484
(Increase) decrease in assets:
Trade accounts receivable	1,654,312	(66,621)
Inventory	(898,397)	(895,013)
Costs in excess of billings	90,871	-
Prepaid expenses and other current assets	(673,266)	247,567
Deposits and other assets	11,360	68,716
Increase (decrease) in liabilities:
Accounts payable	456,307	413,235
Accrued expenses	(1,514,443)	30,933
Accrued compensation	124,547	3,520
Accrued taxes payable	(401,223)	(71,011)
Unearned revenue	259,539	100,543
Billings in excess of costs	68,803	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	602,701	(751,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of cash received	(17,709,507)	-
Investment in patents	(2,500)	-
Investment in other intangible assets	-	(39,940)
Proceeds from Notes receivable	18,116	25,511
Purchase of property and equipment	(442,086)	(359,562)
NET CASH (USED IN) INVESTING ACTIVITIES	(18,135,977)	(373,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(459,448)	(1,528,900)
Payments on leases payable	(3,736)	-
Payments on notes and loans payable	-	(4,000,000)
Payments on notes payable, related party	(2,000,000)	(3,000,000)
Payments on convertible note payable, related party	-	(35,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	12,723,515
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,672,096	4,159,615
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73,111)	(20,548)
Cash and cash equivalents at beginning of year	3,039,840	176,775
Cash and cash equivalents at end of period	28,105,549	3,190,773
NET INCREASE IN CASH AND CASH EQUIVALENTS	$25,065,709	$3,013,998

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the six months ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$62,948	$71,467

Interest paid	$201,233	$325,042

Impairment of intangible, trademark and trade name V-Infinity	$-	$278,428

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$36,666	$36,667

Common stock issued and issuable for consulting services, compensation and accrued liabilities payable in common stock	$116,161	$530,940

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2012.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year December 31, 2013.

CUI Global, Inc. is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

In April 2013, CUI Global acquired 100% of the capital stock of Orbital Gas Systems Limited (Orbital), a United Kingdom-based provider of natural gas infra-structure and advanced technology, including metering, odorization, remote telemetry units (“RTU”) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

CUI Inc. and CUI Japan define their product into two categories: components including connectors, speakers, buzzers, test and measurement probes and control solutions including encoders and sensors; and power solutions which include Novum and Solus. These offerings provide a technology architecture that addresses power and related accessories to industries as broad ranging as consumer electronics to defense and medical applications.

2.	ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include estimates used to review the Company’s long-lived assets for impairment, allowances for uncollectible accounts receivable, inventory valuation, estimates of costs to complete and earnings on uncompleted contracts, valuation of non-cash capital stock issuances, valuation for unearned revenue, and the valuation allowance on deferred tax assets.

Principles of Consolidation

These interim unaudited condensed consolidated financial statements include the accounts of CUI Global, Inc., its wholly owned subsidiaries CUI, Inc., CUI Japan, as well as Orbital Gas Systems Limited (included since April 1, 2013), hereafter referred to as the “Company”. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value as of June 30, 2013, due to their short term nature.

Cash

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits or in interest bearing accounts, which may or may not be covered by FDIC insurance, and places its temporary cash investments with high credit quality financial institutions. At June 30, 2013, the Company had $18,155,715 of cash balances at domestic financial institutions which were in excess of the FDIC insured limits. CUI Global had $1,027,844 of cash balances at domestic financial institutions which were covered under the FDIC insured limits. The Company maintained cash balances of $8,921,990 in foreign financial institutions.

Accounts Receivable

CUI Global subsidiaries CUI, Inc. and CUI Japan grant credit to customers, with standard terms of Net 30 days and our subsidiary Orbital Gas Systems Limited grants credit to its customers, with standard terms of Net EOM 50 days (due within 50 days of the end of the month invoiced). Other credit terms are available based upon a review of the customer’s financial strength. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. In addition, the Company maintains a foreign credit receivables insurance policy for CUI, Inc. customers, that covers many of its receivable balances in an effort to further reduce credit risk exposure. Included in the accounts receivable balance as of June 30, 2013 is $2,155 of balances billed but not paid by a customer under retainage provisions.

Inventory

Inventory consists of finished and un-finished products. At June 30, 2013, the Company had finished goods of $4,534,032, raw materials of $508,030, work in process of $1,730,593 and an allowance of $603,634.

Land, Buildings, Furniture, Vehicles, Equipment and Software

Land is recorded at cost and includes expenditures made to ready it for use. Land is considered to have an infinite useful life.

Buildings are recorded at cost and are depreciated over their estimated useful lives.

Furniture, vehicles, equipment and software are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

Maintenance, repairs and minor replacements are charged to expenses when incurred. When furniture, vehicles and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

The cost of furniture, equipment and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight- line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for land, buildings, furniture, equipment and software are as follows:

Estimated Useful Life
Land	Infinite
Buildings	39 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 5 years
Software	3 to 5 years

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at May 31, 2013, and determined that the two-step process was not necessary. The Company's goodwill balance at June 30, 2013 was $18,174,366, of which $12,907,157 related to CUI, Inc., $139,201 related to CUI Japan, and $5,128,008 related to Orbital Gas Systems Limited as a result of the April acquisition. The Company's goodwill balance at December 31, 2012 was $13,046,358, all of which related to CUI, Inc. and CUI Japan.

Other Intangible Assets

The following table provides the components of identifiable intangible assets:

					Identifiable			Identifiable
	*		June 30, 2013		Intangible	December 31, 2012		Intangible
	Estimated		Gross		Assets, less	Gross		Assets, less
	Useful		Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life		Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Order backlog	2		$3,434,462	$(429,308)	$3,005,154	$-	$-	$-
Tradename - Orbital	10		1,846,717	(46,168)	1,800,549	-	-	-
Tradename - V-Infinity	5		1,095,400	(219,080)	876,320	1,095,400	(109,540)	985,860
Customer list - Orbital	10		7,180,307	(179,508)	7,000,799	-	-	-
Technology rights	20	**	303,664	(91,031)	212,633	303,664	(77,779)	225,885
Technology-Based Asset-Know How	12		2,908,811	(60,600)	2,848,211	-	-	-
Technology -Based Asset - Software	10		630,474	(15,762)	614,712	-	-	-
Debt offering costs			220,000	(213,889)	6,111	220,000	(177,222)	42,778
Other intangible assets			156,970	(61,372)	95,598	154,470	(49,106)	105,364
			17,776,805	(1,316,718)	16,460,087	1,773,534	(413,647)	1,359,887

Indefinite-lived intangible assets
Tradename - CUI			4,892,856	-	4,892,856	4,892,856	-	4,892,856
Customer list - CUI			1,857,000	-	1,857,000	1,857,000	-	1,857,000
Patents Pending			551,559	-	551,559	551,559	-	551,559
			7,301,415	-	7,301,415	7,301,415	-	7,301,415
					-			-
Identifiable intangible assets			$25,078,220	$(1,316,718)	$23,761,502	$9,074,949	$(413,647)	$8,661,302

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

** Technology rights are amortized over a twenty year life or the term of the rights agreement.

The amortization expense for the six months ended June 30, 2013 and 2012 amounted to $866,403 and $18,365, respectively. Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $798,876 and $9,847, respectively.

Investment in Affiliate

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 11.54% interest at June 30, 2013 and 2012, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of June 30, 2013 is as follows:

Current assets	$6,882,821
Non-current assets	520,997
Total Assets	$7,403,818

Current liabilities	$3,707,022
Non-current liabilities	1,158,481
Stockholders' equity	2,538,315
Total Liabilities and Stockholders' Equity	$7,403,818

Revenues	$6,886,124
Operating income	522,303
Net profit	$(35,753)
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$(35,753)
Company share of Net Profit at 11.54%	$(4,126)
Equity investment in affiliate	$254,118

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

Revenues in connection with product related sales are recognized at the time the product is shipped to the customer.

VSOE sales also exist for CUI Japan related to the development of product for specific customers. The ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. VSOE sales are invoiced according to the related sales agreements.

Orbital Gas Systems Limited revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”).  Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.  Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account.  The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account.

Production type contracts that do not qualify for use of the percentage of completion method are accounted for using the “completed contract method” of accounting in accordance with ASC 605-35-25-57.  Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs.   A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. Costs of shipping and handling are included in cost of revenues.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted to non-employees is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the period. The translation gains and losses resulting from the changes in exchange rates during 2013 and 2012 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

For the three and six months ended June 30, 2012, the Company operated in one operating segment based on the activities of the company in accordance with the ASC 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The 10-Q filing for the three and six months ended June 30, 2012 presented five operating segments based on the products offered, which included: External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. Management determined that presenting these as a consolidated segment is the best presentation as the business activities of CUI Global at June 30, 2012 were not organized on the basis of differences related to products, services or geography. The Company’s chief operating decision maker looked at the operations as a whole when making operating decisions and allocating resources for the period ended June 30, 2012.

Following the acquisition of Orbital Gas Systems Limited in April 2013, management has identified three operating segments based on the activities of the company in accordance with the ASC 280-10. The three segments are Power and Electro-Mechanical, Gas and Other. The Power and Electro-Mechanical segment is focused on the operations of CUI, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Gas segment is focused on the operations of Orbital Gas Systems Limited which includes gas related test and measurement systems, including the GasPT2. The Other segment represents the remaining activities that do not meet the threshold for segment reporting and are combined.

The following information represents segment activity for the six months ended June 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$22,253,366	$5,957,085	$-	$28,210,451
Income (loss) from operations	$1,743,063	$39,330	$(1,949,707)	$(167,314)
Other significant non-cash items:
Segment assets	$35,383,631	$35,776,052	$18,747,122	$89,906,805
Intangible assets	$8,478,952	$15,269,425	$13,125	$23,761,502
Goodwill, net	$13,046,358	$5,128,008	$-	$18,174,366
Expenditures for segment assets	$410,465	$34,121	$-	$444,586

The following information represents segment activity for the three months ended June 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$12,590,006	$5,561,085	$-	$18,151,091
Income (loss) from operations	$1,355,778	$81,280	$(1,142,280)	$294,778
Other significant non-cash items:
Segment assets	$35,383,631	$35,776,052	$18,747,122	$89,906,805
Intangible assets	$8,478,952	$15,269,425	$13,125	$23,761,502
Goodwill, net	$13,046,358	$5,128,008	$-	$18,174,366
Expenditures for segment assets	$306,510	$34,121	$-	$340,631

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

3.	ACQUISITION

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, is held in escrow to and through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital.

We funded the consideration paid to the shareholder of Orbital with a portion of the net proceeds received from a public offering of our $0.001 par value common stock that was registered on an SEC Form S-1 registration statement declared effective by the SEC on April 11, 2013. Subsequent to closing on this acquisition, Orbital Gas Systems, Ltd. became a wholly owned subsidiary of CUI Global, Inc.

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

The allocation of the purchase price is as follows:

Purchase price	$26,205,500
Cash and cash equivalents	8,495,993
Trade Accounts receivable, net	5,597,361
Unbilled accounts receivable	66,109
Inventory, net	445,119
Costs in excess of billings	350,943
Other current assets	20,892
Property & equipment, net	1,562,908
Intangible, customer lists	7,180,307
Intangible, order backlog	3,434,462
Intangible, tradename	1,846,717
Intangible, technology-based asset know how	2,908,811
Intangible, technology-based asset software	630,474
Goodwill	5,128,008
Liabilities assumed	(11,462,604)
$26,205,500

Due to the recent acquisition date, the purchase price allocation is based upon preliminary data that is subject to adjustments and could change significantly pending the completion of management’s evaluation of the assets and liabilities acquired.

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the six months ended June 30, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the six months ended
	June 30,
	2013	2012
Gross revenue	$32,779,961	$31,513,092
Total expenses	34,492,787	33,416,205
Net profit (loss)	$(1,712,826)	$(1,903,113)
Basic profit (loss) per share	$(0.12)	$(0.20)
Diluted profit (loss) per share	$(0.12)	$(0.20)

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not indicative of future results.

4.	INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2012, which consist of options, warrants and convertible notes, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive at June 30, 2012. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2012.

At June 30, 2013 and 2012, respectively, 353,421 and 224,537 potential common stock shares are issuable upon the exercise of vested options and conversion of debt to common stock. For the three and six months ended June 30, 2013, 981,901 and 981,901 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the period ended or they were not yet vested. For the three and six months ended June 30, 2012, 342,807 and 342,807 shares, respectively, related to warrants and options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the three month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Consolidated Net Income (loss)	$294,778	$(714,885)	$(167,314)	$(1,786,647)
Weighted average number of shares outstanding	18,835,103	10,551,530	14,881,158	9,495,579
Weighted average number of common and common equivalent shares	18,843,674	10,551,530	14,889,630	9,495,579

Basic income (loss) per common share	$0.02	$(0.07)	$(0.01)	$(0.19)
Diluted income (loss) per common share	$0.02	$(0.07)	$(0.01)	$(0.19)

5. INCOME TAXES

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. The tax benefit as of the six months ended June 30, 2013 and 2012 is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

6.	WORKING CAPITAL LINE OF CREDIT

At June 30, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest is payable monthly at the Daily Three Month LIBOR plus 3.25% (3.5256% at June 30, 2013). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At June 30, 2013, there was no balance outstanding on the line of credit.

7.	OPTIONS AND WARRANTS

The following information is presented for the stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	682,141	$6.47	7.69 Years	$88,000
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	350,000	$6.25
Outstanding at June 30, 2013	1,032,141	$6.39	8.69 years	$93,690
Outstanding exercisable at June 30, 2013	353,421	$6.89	7.09 years	$49,535

Total stock-based compensation expense recognized for stock options in the statement of operations for the six months ended June 30, 2013 and 2012 was $179,382 and $85,607, respectively.

As of June 30, 2013, there was $1,251,520 of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.98 years.

During the six months ended June 30, 2013, the Company issued no options to purchase common stock to employees, under the Plans. During the six months ended June 30, 2013, 350,000 options to purchase restricted common stock were issued to officers under the 2009 Equity Incentive Plan (Executive).

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for options granted during for the six months ended June 30, 2013 and 2012:

	For the six months ended
	June 30, 2013	June 30, 2012
Volatility	44%	90%
Expected term (years)	3	2
Risk-free interest rate	0.73%	0.27%
Dividend yield	0%	0%

There was no warrant activity during the six months ended June 30, 2013 and no warrants outstanding as of June 30, 2013 and 2012.

8.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balance at June 30, 2013
Motor Vehicles	$264,980
Equipment	16,381
Less: Accumulated Depreciation	(111,181)
$170,180

The following summarizes the current and long term portion of capital leases at June 30, 2013:

Balance at June 30, 2013
Current Leases Payable	$88,348
Long Term Leases Payable	33,459
Total Leases Payable	$121,807

9.	NOTE PAYABLE – RELATED PARTY

The Company has an outstanding note payable due to a related party of $5,303,683 at June 30, 2013 and $7,303,683 as of December 31, 2012. In May 2013, the Company paid down $2,000,000 of principal and extended the due date to May 15, 2020 and the interest rate was reduced to 5% per annum. Interest on the note is payable monthly with the principal due as a balloon payment at maturity.

The following table details the maturity of the notes payable for CUI Global, Inc. as of June 30, 2013:

	2013	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturities:	$-	$-	$-	$-	$-	$-	$5,303,683	$5,303,683

10.	CONCENTRATIONS

During the three months ended June 30, 2013, 53.39% of revenues were derived from two customers at 31.79% and 21.60%, respectively. For the six months ended June 30, 2013, 51.32% of revenues were derived from two customers at 37.42% and 13.90%, respectively. During the three and six months ended June 30, 2012, 42.92% and 44.89%, respectively, of revenues were derived from one customer.

At June 30, 2013, a single customer balance accounted for 28.73% of the total trade receivables balance. At June 30, 2012, a single customer balance accounted for 20.25% of the trade receivables balance.

11.	OTHER EQUITY TRANSACTIONS

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

During May, 2013, 11,905 shares of common stock were granted to two employees as performance bonuses related to the first quarter public offering and acquisition of Orbital Gas Systems, Ltd. These shares were expensed at a fair value of $67,500 as of the grant date.

Also during May, 2013, 4,400 shares of common stock were granted to twenty employees as bonuses. These shares were expensed at a fair value of $23,848 as of the grant date.

During May, 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The fair value of these shares as of the date of issuance was $24,813.

12.	SUBSEQUENT EVENTS

On July 1, 2013, the Company entered into an agreement to receive strategic investor relations services for a period of 3 months. For these services, CUI Global will issue payments of $5,000 per month in accordance with the services agreement.

On July 2, 2013, the Company entered into an agreement to receive strategic investor relations services specifically targeting the United Kingdom, Europe and Asia for a period of twenty four months. For these services, CUI Global will issue a cash payment of $115,000 for the first twelve months and a stock grant of $115,000 for the second twelve months of the services agreement.

On July 19, 2013, the Company, through Orbital Gas Systems Limited, acquired an exclusive worldwide intellectual property license to the VE probe technology, including both pipeline sampling and thermowell applications, in exchange for an upfront cash payment plus an ongoing minimum royalty during the term of the agreement.

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

During the six months ended June 30, 2013, CUI Global had a profit from operations of $169,273. During the six months ended June 30, 2013, CUI Global had a consolidated net loss of $167,314. The net loss for the six months ended is primarily the result of general and administrative expenses incurred during the first six months of the year which includes, among other things, significant amortization associated with the intangible assets acquired with Orbital Gas Systems, costs associated with the continued sales, marketing, engineering and support functions to support existing and new customers, and acquisition related expenses. The Company generated a net profit of $294,778 during the three months ended June 30, 2013.

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

Through CUI’s capabilities and extensive contacts throughout Asia, CUI Global is able to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum Digital Power Modules, Solus Power Topology, and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI, Inc. defines its product into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions which include Novum and Solus. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

Power Supply Units

Our current power line consists of external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue and recent revenue growth.

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

Novum ® Advanced Power

We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products. This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market. In September of 2010 we released full production versions of two point of load modules. We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010. With the shift towards smarter, smaller, and more energy efficient power requirements, our engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs and increasing thermal issues that they face in their designs. Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management. The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July 2011. The agreement formalizes a plan between the two companies to offer a multi- source digital POL platform based on the Ericsson BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A. We have also developed a middle ground product to ease the customer base into the benefits of digital in power. We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

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

Solus ® Power Topology

Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits. This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable. Our initial product designed using this topology is in the quarter brick dc-dc converter market. Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big- four power conversion needs in the telecom and server markets: greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast. We have introduced the NQB2060 Novum® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology. Since the Solus Topology maintains its effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles. We believe that unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms. We also believe that this topology will allow for at least a decade of new product designs and introductions.

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

ISO 9001:2008 Certification

CUI, Inc. is certified to the ISO 9001:2008 Quality Management Systems standards and guidelines. CUI is registered as conforming to the requirements of standard: ISO 9001:2008, The Quality Management System is applicable to Design, Development and Distribution of electro- mechanical components for OEM manufacturing. ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Orbital Gas Systems, Ltd. - Subsidiary

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, is held in escrow to and through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital.

We funded the consideration paid to the shareholder of Orbital with a portion of the net proceeds received from a public offering of our $0.001 par value common stock that was registered on an SEC Form S-1 registration statement declared effective by the SEC on April 11, 2013. Subsequent to closing on this acquisition, Orbital Gas Systems, Ltd. became a wholly owned subsidiary of CUI Global, Inc.

We believe the acquisition will provide us with immediate credibility in the natural gas industry. Orbital is the largest natural gas systems integrator in the U.K. By acquiring Orbital, we will acquire a company that has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected specialist gas engineering companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. We also acquired access to Orbital’s proprietary VE-Probe, which, by allowing us to acquire a sample gas in as few as two seconds as opposed to the industry standard time of five to ten minutes, enables us to reduce our total sample-analysis turnaround to fewer than five seconds when combined with the GasPT2. We believe this turnaround time is far faster than the turnaround time of any other technology currently available to the gas industry.

Test and Measurement

GasPT2

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT2) designed by GL on a worldwide basis, now marketed as the GasPT2.

The natural gas inferential metering device, the GasPT2, is a low cost solution to measuring natural gas quality. It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z). An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs (“GC”), but they are slow, complicated to use and as much as five times the price of the GasPT2.

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

In addition, there are currently 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. Operators attempt to deal with the delay by placing the monitoring station miles away from the turbine or creating large holding tanks to maintain the gas until an analysis can be completed. The use of the GasPT2 Technology, will enable those operators to place the GasPT2 units right next to the turbines and by interfacing them with the machine’s process control software, the tuning can be accomplished on almost a real-time basis; thus, allowing the turbines to run longer, more efficiently and cleaner. In October/November 2012, the GasPT2 device successfully passed first-phase testing by GE-ENERGY at its Turbine Test Facility in Houston, Texas.

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

In conjunction with Orbital, we have introduced the combined GasPT2 unit and V-Probe to National Grid the largest gas transmission/distribution company in the UK. In January 2012 the company entered into a five (5) year, exclusive distribution agreement for our GasPT2 technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. SOCRATE is the “vendor-of-choice” for SNAM RETE GAS (“SRG”) and was referred to the company by SRG.  SOCRATE continues to be involved in negotiations with SRG relative to both the 2010 Technical Upgrade of Metering Facilities and 2011/2012 New Capacity and Implementation Plan.  In conjunction with those two initiatives, SOCRATE has recently ordered a demonstration unit and several field test units for installation on the SRG transmission system.

We have entered into non-exclusive distribution agreements with two North American companies, Energy Measurement Consulting (EMC) and MGlobal. For its part, in December 2012, EMC issued a purchase order for the delivery of 150 units.

The Company has also reached an agreement with BWG/Blue Flame, a company based in Dubai for exclusive representation in the Middle East, including the UAE, Qatar, Saudi Arabia, and more. BWG/Blue Flame are also in negotiations with several large Middle Eastern organizations to place the device in the Gulf Region; along with representatives from Thailand, Romania, Turkey and India for placement of the device.

CUI Japan

In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan, a Japanese based provider of electronic components.

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

Results of Operations

Revenue

During the six months ended June 30, 2013 and 2012, revenue was $28,210,451 and $18,481,521, respectively. The revenue for the six months ended June 30, 2013 is comprised of $21,568,231 from CUI products, $5,957,085 from the Gas segment operations, including Orbital, $665,529 from CUI Japan products, and $19,606 for freight. The revenue for the six months ended June 30, 2012 is comprised of $17,847,237 from CUI products, $612,702 from CUI Japan products, and $21,582 for freight.

During the three months ended June 30, 2013 and 2012, revenue was $18,151,091 and $10,011,758, respectively. The revenue for the three months ended June 30, 2013 is comprised of $12,166,785 from CUI products, $5,561,085 from the Gas segment operations, including Orbital, $410,729 from CUI Japan products, and $12,492 for freight. The revenue for the three months ended June 30, 2012 is comprised of $9,645,189 from CUI products, $350,944 from CUI Japan products, and $15,625 for freight.

The increase in revenues during the six months ended June 30, 2013 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $5,561,085 of the increase, in addition to increases through CUI, Inc. of $3,720,994 which is the result of continued product introductions during 2012 and 2013, sales and marketing efforts, the addition of Future Electronics as a distribution channel following the global distribution agreement between CUI and Future Electronics that began in January 2013, the increased back log of CUI orders on hand at December 31, 2012 and an increase of approximately $2.2 million in CUI, Inc. customer orders received during the first six months of 2013 as compared to the prior year period, representing a 10% increase.

The increase in revenues during the three months ended June 30, 2013 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $5,561,085 of the increase, and increases through CUI, Inc. of $2,521,596 which is the result of the items discussed previously for the growth during the six month period ended June 30, 2013.

The increased customer orders related to the Power and Electro-Mechanical segment (CUI, Inc. and CUI Japan) are associated with continued product introductions, continued sales and marketing programs, new customer engagements, the addition of Future Electronics as a distributor of CUI products, and the strengthening within the electronic components industry.

The subsidiary CUI, Inc. experienced a 10% uptick in orders received during the six months ended and held a backlog of customer orders of approximately $14.6 million as of June 30, 2013 as compared to a backlog of customer orders of approximately $12.2 million as of June 30, 2012. At June 30, 2013, Orbital Gas Systems Limited held a backlog of customer orders of approximately $23.6 million.

Cost of revenues

For the six months ended June 30, 2013 and 2012, the cost of revenue was $17,132,971 and $11,395,134, respectively. For the three months ended June 30, 2013 and 2012, the cost of revenue was $11,085,366 and $6,209,955, respectively.

The cost of revenues as a percentage of revenue for the six months ended June 30, 2013 decreased to 60.73% from 61.66% during the prior year comparative period. For the three months ended June 30, 2013, the cost of revenue as a percentage of revenue decreased to 61.07% from 62.03% in the prior year period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electro-Mechanical and Gas segments for the six months ended June 30, 2013 was 60.53% and 61.55%, respectively.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2013 compared to the same period in 2012, SG&A expenses increased $2,464,832. The overall increase is primarily associated with the addition of the selling, general and administrative activities of the acquisition Orbital Gas Systems Limited since April 2013 which accounted for approximately $1.9 million of this increase and includes the continued sales efforts and related costs for the GasPT2 products and other gas systems sold through Orbital. Additional factors impacting this increase are the ongoing activities to support the revenue growth through CUI, Inc. and CUI Japan operations, which generated increased revenues during the six month period of approximately $3.8 million, acquisition related expenses, and indirect expenses incurred in relation to the equity offering completed in April 2013. As a percentage of total revenue, SG&A expenses decreased to 36.94% for the six months ended June 30, 2013 as compared to 43.06% during the prior year comparable period.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $443,465 and $354,490 for the six months ended June 30, 2013 and 2012, respectively. The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, GasPT2, and other products.

Bad Debt

During the six month periods ended June 30, 2013 and 2012 the bad debt expense was $42,470 and $0. The bad debt expense in 2013 relates to several individual customers as well as an increase in the allowance for doubtful accounts of $20,000.

Other Income

Other income for the six months ended June 30, 2013, consisted of $64,515 of gain on foreign exchange, $39,888 of interest income, $12,000 of rental income, $806 from the recovery of bad debts and $86 of miscellaneous income. Other income for the six months ended June 30, 2012, consisted of $18,505 of gain on foreign exchange, $12,857 of interest income, $2,000 of rental income, $1,323 of miscellaneous income and $196 from the recovery of bad debts.

Investment Income

The Company recognized a loss of $4,126 on equity investment in affiliate for the six months ended June 30, 2013. For the same period ended 2012, the Company recognized earnings of $39,791 on the equity investment in an affiliate.

Convertible debt and amortization of debt offering costs

The Company recorded an expense of $36,666 for the six months ended June 30, 2013, and $36,667 for the same period in 2012, for the amortization of debt offering costs. The capitalized debt offering costs for which this expense related during the six months ended June 30, 2013 and 2012 will be fully amortized during 2013.

Interest Expense

The interest expense of $201,453 and $301,529 for the six months ended June 30, 2013 and 2012 respectively is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2012 and during the first six months of 2013 through principal payments. The 2013 payments on notes payable included $2,000,000 of principal on the note payable to International Electronic Devices as well as repayment of the borrowing on the line of credit of $459,448.

Liquidity and Capital Resources

General

Cash and cash equivalents at June 30, 2013 are $28,105,549. Operations and investments in patents and equipment have been funded through cash on hand, cash from operations, and proceeds from equity financings during the six month period ended June 30, 2013.

Cash provided by operations

Operating requirements generated positive cash flow from operations of $602,701 for the six months ended June 30, 2013, versus negative cash flow from operations of $751,078 for the same period last year. The change in cash provided by operations is primarily the result of the net profit earned during the second quarter of 2013, which reduced the net loss incurred during the first six months of 2013. This improvement in the net loss, both during the second quarter, and as compared with the prior year comparable period results are associated with the increase in revenues and related gross profits, both from the addition of Orbital Gas Systems Limited in April 2013 which contributed $5,561,085 of revenues during the second quarter and the growth in the Power and Electro-Mechanical segment of CUI, Inc. and CUI Japan which had increased revenues over the prior year comparable period of $3,771,845. The increase in revenues through the Power and Electro-Mechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and GasPT2, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital Gas Systems as well as the overall growth in expenses of the business in relation to the growth in revenues. A factor that impacted the cash provided by operations include a large collection of $2,008,706 from a single customer of Orbital during the period ended June 30, 2013. Additionally, the cash flow from operations was impacted by an increase in inventory which is primarily a function of product held for scheduled customer orders. An increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the GasPT2 products and prepaid insurance premiums. Accounts payable increased, which is associated with the increase in inventory levels and the payment terms and timing of receipt of products and services from vendors. Further, a payment of $1,514,443 toward an accrued obligation for services provided to Orbital. The decrease in accrued taxes payable is primarily associated with payment of value-add-tax in the UK of $443,711. Unearned revenue and billings in excess of costs increased during the period, these are associated with several customer prepayments and deferred revenues including on certain power and electro-mechanical product sales through distribution.

As the Company focuses on technology development and product line additions during 2013, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

CUI Global invested $2,500 and $0, respectively, in patent costs during the first six months of 2013 and 2012. It is expected that investments in patent costs will continue throughout 2013 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $0 in other intangible assets during the first six months of 2013 as compared to $39,940 for the same period last year.

In the first six months of 2013 and 2012, the Company received payments of $18,116 and $25,511, respectively toward note receivable balances.

During the first six months of 2013 and 2012, there was $442,086 and $359,562 invested in property and equipment, including computers and related hardware and software, engineering lab equipment, tooling for manufacturing, product certifications, furniture, and other fixed assets, respectively.

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, is held in escrow to and through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global acquired Goodwill of $5,128,008, intangible, customer lists $7,180,307, intangible, order backlog $3,434,462, intangible, technology-based asset know how $2,908,811, intangible, technology based asset software $630,474 and intangible, trade name $1,846,717.

Financing activities

During the first six months of 2013, the Company received net proceeds after related expenses of $45,135,280 from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, made payments of $459,448 against the line of credit, $2,000,000 of payments were made against the related party note payable and $3,736 was paid against capital leases payable. During the first six months of 2012, the Company received proceeds of $12,723,515 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the line of credit, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against the related party note payable, and $35,000 of payments were made against a convertible note payable with a related party.

Recap of liquidity and capital resources

During the first six months of 2013, the Company continued to improve its financial strength. This included completion of the equity raise which resulted in net proceeds of $45,135,280 after related expenses, the acquisition of Orbital Gas Systems Limited which resulted in cash paid upon acquisition, net of cash received of $17,709,507, repayment of $2,000,000 in principal toward the note payable with International Electronic Devices, Inc., thereby reducing the balance of the note payable to $5,303,683 and a profitable second quarter of 2013. In conjunction with the repayment of $2,000,000 of principal towards the note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date. As of June 30, 2013 the Company had an accumulated deficit of $76,339,136.

The Company believes its operations and existing financing structure, including the proceeds from the equity offering completed in April 2013, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.

At June 30, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25% (3.5256% at June 30, 2013). Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At June 30, 2013, there was no balance outstanding on the line of credit.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Acquisition of Orbital Gas Systems Limited

Effective April 1, 2013 the Company acquired Orbital Gas Systems Limited, “Orbital”. In connection with this significant transaction, management has been evaluating and implementing the necessary controls related to the reporting and disclosure of Orbital’s operations and activities. This is an ongoing process which management plans to complete during the 3rd quarter of 2013.

In relation to the current Form 10-Q, management is not aware of any material weaknesses related to Orbital Gas Systems Limited’s results for the current quarter that would have a material impact on the interim unaudited condensed consolidated results of CUI Global, Inc.as of June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended June 30, 2013, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

On May 8, 2013, 11,905 shares of common stock were granted to two employees as performance bonuses related to the first quarter public offering and acquisition of Orbital Gas Systems, Ltd. These shares were expensed at a fair value of $67,500 as of the grant date.

On May 23, 2013, 4,400 shares of common stock were granted to twenty employees as bonuses. These shares were expensed at a fair value of $23,848 as of the grant date.

On May 23, 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The fair value of these shares as of the date of issuance was $24,813.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1(2)	Orbital Gas Systems Limited Share Purchase Agreement dated March 3, 2013.
3.1(3)	Composite Articles of Incorporation of the Company, as currently in effect.
3.2(1)	Bylaws of the Company.
10.73(4)	April 30, 2013 Amendment to California Power Research Agreement.
10.74(4)	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.75(5)	May 15, 2013 Non-Exclusive Distributor Agreement with Digi-Key Corporation.
10.76(4)	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77(4)	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd.
10.78(5)	June 25, 2013 Licence Variation on Royalty Basis and Map by and Between GL Industrial Services UK Limited and CUI Global, Inc.
31.1(5)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2(5)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1(5)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(5)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(5)	XBRL related documents.

Footnotes to Exhibit Index:

(1)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
(2)	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
(3)	Incorporation by reference to our Registration Statement on Form S-1 filed with the Commission on March 6, 2013.
(4)	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of August 2013.

CUI Global, Inc.
By:	/s/	William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/	Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

