Form 10-Q
period 2013-09-30
CUI Global, Inc.
filed 2013-11-13
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES  ☐ NO  ☒

As of November 13, 2013, there were 20,564,163 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
CUI Global, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$18,716,542	$3,039,840
Short term investments held to maturity	10,882,682	-
Trade accounts receivable, net of allowance of $230,000 and $130,000, respectively	8,995,279	4,965,926
Inventories, net of allowance of $624,110 and $250,000, respectively	6,118,945	4,843,905
Costs in excess of billings	368,446	-
Prepaid expenses and other	740,327	378,885
Total current assets	45,822,221	13,228,556

Property and equipment, net	3,032,086	1,016,219

Other assets:
Investment - equity method	262,456	258,244
Other intangible assets, net	24,031,876	8,618,524
Deposits and other	21,986	11,360
Notes receivable, net	470,604	501,422
Debt offering costs, net	-	42,778
Goodwill, net	18,413,545	13,046,358
Total other assets	43,200,467	22,478,686
Total assets	$92,054,774	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,463,176	$2,496,881
Line of credit	-	459,448
Leases payable, current	99,056	-
Accrued expenses	2,117,339	1,140,743
Accrued taxes payable	570,699	2,096
Accrued compensation	463,720	186,636
Billings in excess of costs	6,695,121	-
Unearned revenue	708,819	371,541
Total current liabilities	15,117,930	4,657,345
Long term leases payable	66,649	-
Long term notes payable, related party, net of current portion due of $0 and $0, respectively	5,303,683	7,303,683
Total long term liabilities	5,370,332	7,303,683
Total liabilities	20,488,262	11,961,028

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,564,163 shares issued and outstanding at September 30, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,564	10,883
Additional paid-in capital	146,484,223	100,947,708
Accumulated deficit	(76,124,821)	(76,171,822)
Accumulated other comprehensive income (loss)	1,186,546	(24,336)
Total stockholders' equity	71,566,512	24,762,433
Total liabilities and stockholders' equity	$92,054,774	$36,723,461

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Product Sales	$17,204,407	$10,697,471	$45,395,252	$29,157,410
Revenue from freight	9,350	14,835	28,956	36,417
Total revenue	17,213,757	10,712,306	45,424,208	29,193,827
Cost of revenues	10,614,380	6,778,965	27,747,351	18,174,099

Gross profit	6,599,377	3,933,341	17,676,857	11,019,728

Operating expenses
Selling, general and administrative	5,019,853	3,740,318	14,247,723	11,400,909
Depreciation and amortization	1,008,046	224,920	2,202,448	521,769
Research and development	187,866	204,343	631,331	558,833
Bad debt	(10,000)	32,979	32,470	32,979
Impairment of intangible, trademark and trade name V-Infinity	-	-	-	278,428
Total operating expenses	6,205,765	4,202,560	17,113,972	12,792,918

Income (loss) from operations	393,612	(269,219)	562,885	(1,773,190)

Other income (expense)
Other income	55,137	8,580	172,432	43,461
Other expense	(3,302)	(13,189)	(13,208)	(16,885)
Earnings (loss) from equity investment	8,338	(3,318)	4,212	36,473
Amortization of investment premiums and discounts	(9,526)	-	(9,526)	-
Amortization of debt offering costs	(6,111)	(18,333)	(42,777)	(55,000)
Interest expense	(107,501)	(158,981)	(308,954)	(460,510)
Total other (expense), net	(62,965)	(185,241)	(197,821)	(452,461)

Income (loss) before taxes	330,647	(454,460)	365,064	(2,225,651)
Provision for taxes	116,332	8,539	318,063	23,995
Consolidated Net Income (loss)	$214,315	$(462,999)	$47,001	$(2,249,646)

Basic income (loss) per common share	$0.01	$(0.04)	$0.00	$(0.23)
Diluted income (loss) per common share	$0.01	$(0.04)	$0.00	$(0.23)
Basic weighted average common and common equivalents shares outstanding	20,564,163	10,819,681	16,796,310	9,940,168
Diluted weighted average common and common equivalents shares outstanding	20,574,784	10,819,681	16,805,972	9,940,168

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Comprehensive Gain and Loss
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Consolidated Net income (loss)	$214,315	$(462,999)	$47,001	$(2,249,646)

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,283,993	$2,054	$1,210,882	$(18,494)
Comprehensive Income (loss)	$1,498,308	$(460,945)	$1,257,883	$(2,268,140)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,001	$(2,249,646)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	410,916	948,370
Non-cash interest expense, including amortization of debt offering costs	42,777	55,000
Non-cash (profit) on equity method investment	(4,212)	(36,473)
Bad debt expense	32,470	32,979
Allowance for ship and debit returns	90,000	-
Amortization of intangibles	1,676,731	83,651
Impairment of intangible, trademark and tradename V-Infinity	-	278,428
Inventory reserve	23,792	60,000
Depreciation	525,717	438,118
(Increase) decrease in assets:
Trade accounts receivable	1,761,055	(498,936)
Inventory	(855,296)	(1,512,671)
Costs in excess of billings	(1,089)	-
Prepaid expenses and other current assets	(340,871)	293,282
Deposits and other assets	(10,626)	17,801
Increase (decrease) in liabilities:
Accounts payable	338,560	402,216
Accrued expenses	(1,736,576)	275,608
Accrued compensation	(4,511)	2,726
Accrued taxes payable	(553,303)	-
Unearned revenue	289,841	311,525
Billings in excess of costs	638,297	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,370,673	(1,098,022)
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid upon acquisition, net of cash received	(17,709,507)	-
Investment in other intangible assets, net	(405,900)	(39,940)
Purchase of short term investments held to maturity	(10,882,682)	-
Proceeds from Notes receivable	27,273	22,096
Purchase of property and equipment	(836,892)	(559,713)
NET CASH (USED IN) INVESTING ACTIVITIES	(29,807,708)	(577,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(459,448)	(1,528,900)
Proceeds from (payments to) leases payable	(39,051)	-
Payments on notes and loans payable	-	(4,000,000)
Payments on notes and loans payable, related party	(2,000,000)	(3,000,000)
Proceeds from (payments to) convertible notes payable, related party	-	(35,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	13,532,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,636,781	4,968,385
EFFECT OF EXCHANGE RATE CHANGES ON CASH	476,956	(18,494)
Cash and cash equivalents at beginning of year	3,039,840	176,775
Cash and cash equivalents at end of period	18,716,542	3,451,087
NET INCREASE IN CASH AND CASH EQUIVALENTS	$15,676,702	$3,274,312

(continued)

CUI Global, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
	For the nine months ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$306,711	$72,506

Interest paid	$309,822	$483,905

Impairment of intangible, trademark and tradename V-Infinity	$-	$278,428

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of debt offering costs	$42,777	$55,000

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$116,101	$811,653

Equipment acquired under capital leases	$42,452	$-

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

CUI, Inc. and CUI Japan are providers of electro-mechanical products, including components such as connectors, speakers, buzzers, test and measurement probes, control solutions including encoders and sensors; and power solutions which include the advanced power product families Novum and Solus. These offerings provide a technology architecture that addresses power and related accessories to industries as broad ranging as consumer electronics to defense and medical applications.

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

Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements.  ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•
Level 2 – Pricing inputs are quoted for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.  Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

•
Level 3 – Pricing inputs are unobservable for the assets or liabilities; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Cash
Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits or in interest bearing accounts, which may or may not be covered by FDIC insurance, and places its temporary cash investments with high credit quality financial institutions. CUI Global considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents include money market funds, certificates of deposit and commercial paper.  At September 30, 2013, the Company had $3,139,400 of cash balances at domestic financial institutions which were covered under the FDIC and other insured deposits programs and $137,156 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC).

Investments
The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments.  Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper.  At September 30, 2013, CUI Global had $10,882,682 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market.   At September 30, 2013, the Company had $9,750,000 of investments in certificates of deposit which were covered under FDIC insured limits.

Accounts Receivable
CUI Global subsidiaries CUI, Inc. and CUI Japan grant credit to customers, with standard terms of Net 30 days and our subsidiary Orbital Gas Systems Limited grants credit to its customers, with standard terms of Net EOM 50 days (due within 50 days of the end of the month invoiced). Other credit terms are available based upon a review of the customer’s financial strength. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. In addition, the Company maintains a foreign credit receivables insurance policy for CUI, Inc. customers that covers many of its foreign receivable balances in an effort to further reduce credit risk exposure. Included in the accounts receivable balance as of September 30, 2013 is $0 of balances billed but not paid by a customer under retainage provisions.

Inventory
Inventory consists of finished and un-finished products. At September 30, 2013, the Company had finished goods of $5,615,234, raw materials of $788,067, work in process of $339,754 and an allowance of $624,110.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at May 31, 2013, and determined that the two-step process was not necessary. The Company's goodwill balance at September 30, 2013 was $18,413,545, of which $12,907,157 related to CUI, Inc., $138,530 related to CUI Japan, and $5,367,858 related to Orbital Gas Systems Limited as a result of the April acquisition. The Company's goodwill balance at December 31, 2012 was $13,046,358, all of which related to CUI, Inc. and CUI Japan.

Other Intangible Assets
The following table provides the components of identifiable intangible assets:

				Identifiable			Identifiable
	*	September 30, 2013		Intangible	December 31, 2012		Intangible
	Estimated	Gross		Assets, less	Gross		Assets, less
	Useful	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Order backlog - Orbital	2	$3,595,101	$(898,777)	$2,696,324	$-	$-	$-
Tradename - Orbital	10	1,933,093	(96,653)	1,836,440	-	-	-
Tradename - V-Infinity	5	1,095,400	(273,850)	821,550	1,095,400	(109,540)	985,860
Customer list - Orbital	10	7,516,149	(375,809)	7,140,340	-	-	-
Technology rights	20**	707,063	(105,683)	601,380	303,664	(77,779)	225,885
Technology-Based Asset- Know How - Orbital	12	3,044,863	(126,869)	2,917,994	-	-	-
Technology -Based Asset - Software - Orbital	10	659,962	(32,997)	626,965	-	-	-
Debt offering costs		-	-	-	220,000	(177,222)	42,778
Other intangible assets		156,970	(67,502)	89,468	154,470	(49,106)	105,364
		18,708,601	(1,978,140)	16,730,461	1,773,534	(413,647)	1,359,887

Indefinite-lived intangible assets
Tradename - CUI		4,892,856	-	4,892,856	4,892,856	-	4,892,856
Customer list - CUI		1,857,000	-	1,857,000	1,857,000	-	1,857,000
Patents Pending		551,559	-	551,559	551,559	-	551,559
		7,301,415	-	7,301,415	7,301,415	-	7,301,415

Identifiable intangible assets		$26,010,016	$(1,978,140)	$24,031,876	$9,074,949	$(413,647)	$8,661,302

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.
** Technology rights are amortized over a twenty year life or the term of the rights agreement.  These technology rights are related to agreements at Orbital and CUI Inc. of $403,400 and $303,663, respectively.

The amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $1,676,731 and $83,651, respectively. Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $810,328 and $65,286, respectively.

Investment in Affiliate
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares representing an 8.62% and 11.54% interest at September 30, 2013 and 2012, respectively, in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. The Company enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the unaudited financial statements of the affiliate as of September 30, 2013 is as follows:

Current assets	$6,626,832
Non-current assets	316,972
Total Assets	$6,943,804

Current liabilities	$2,926,039
Non-current liabilities	738,773
Stockholders' equity	3,278,992
Total Liabilities and Stockholders' Equity	$6,943,804

Revenues	$10,420,861
Operating income	810,594
Net profit	60,979
Other comprehensive profit (loss):
Foreign currency translation adjustment	33,668
Comprehensive net profit	94,647
Company share of Net Profit 11.54% thru June 30, 2013, 8.62% thereafter	4,212
Equity investment in affiliate	$262,456

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

Segment Reporting
For the three and nine months ended September 30, 2012, the Company operated in one operating segment based on the activities of the company in accordance with the ASC 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The 10-Q filing for the three and nine months ended September 30, 2012 presented five operating segments based on the products offered, which included: External Power, Internal Power, Industrial Controls, Discontinued Operations and Other. Management determined that presenting these as a consolidated segment is the best presentation as the business activities of CUI Global at September 30, 2012 were not organized on the basis of differences related to products, services or geography. The Company’s chief operating decision maker looked at the operations as a whole when making operating decisions and allocating resources for the period ended September 30, 2012.

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

The following information represents segment activity for the nine months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$33,425,562	$11,998,646	$-	$45,424,208
Income (loss) from operations	$3,019,601	$173,327	$(2,630,043)	$562,885
Other significant non-cash items:
Segment assets	$35,271,498	$38,422,421	$18,360,855	$92,054,774
Intangible assets	$8,406,156	$15,613,439	$12,281	$24,031,876
Goodwill, net	$13,045,687	$5,367,858	$-	$18,413,545
Expenditures for segment assets	$549,865	$692,927	$-	$1,242,792

The following information represents segment activity for the three months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$11,172,196	$6,041,561	$-	$17,213,757
Income (loss) from operations	$1,238,935	$(81,844)	$(763,479)	$393,612
Other significant non-cash items:
Segment assets	$35,271,498	$38,422,421	$18,360,855	$92,054,774
Intangible assets	$8,406,156	$15,613,439	$12,281	$24,031,876
Goodwill, net	$13,045,687	$5,367,858	$-	$18,413,545
Expenditures for segment assets	$139,400	$658,806	$-	$798,206

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

3.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable and deferred compensation approximate their fair value as of September 30, 2013, due to the short-term nature of these instruments.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012, respectively, was as follows:

September 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$98,803	$-	$-	$98,803
Certificates of Deposit	9,750,000	-	-	9,750,000
Commercial paper	-	999,707	-	999,707
Corporate notes	-	1,132,682	-	1,132,682
Total	$9,848,803	$2,132,389	$-	$11,981,192

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$2,242,076	$-	$-	$2,242,076
Total	$2,242,076	$-	$-	$2,242,076

4.	ACQUISITION

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the nine months ended September 30, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
Gross revenue	$49,993,718	$47,929,855
Total expenses	51,492,229	49,818,460
Net (loss)	$(1,498,511)	$(1,888,605)
Basic (loss) per share	$(0.09)	$(0.19)
Diluted (loss) per share	$(0.09)	$(0.19)

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not indicative of future results.

5.	INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2012, which consist of options and convertible notes, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive at September 30, 2012. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2012.

At September 30, 2013 and 2012, respectively, 382,675 and 237,786 potential common stock shares are issuable upon the exercise of vested options and conversion of debt to common stock. For the three and nine months ended September 30, 2013, 977,846 and 977,846 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to their exercise price being in excess of the average close price for the period ended or they were not yet vested. For the three and nine months ended September 30, 2012, 625,349 and 672,807 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were antidilutive due to their exercise price being in excess of the average close price for the three month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Consolidated Net Income (loss)	$214,315	$(462,999)	$47,001	$(2,249,646)
Weighted average number of shares outstanding	20,564,163	10,819,681	16,796,310	9,940,168
Dilutive options	10,621	-	9,662	-
Weighted average number of common and common equivalent shares	20,574,784	10,819,681	16,805,972	9,940,168

Basic income (loss) per common share	$0.01	$(0.04)	$0.00	$(0.23)
Diluted income (loss) per common share	$0.01	$(0.04)	$0.00	$(0.23)

6.	INCOME TAXES

The Company is subject to taxation in the U.S., various state and foreign jurisdictions.  The 2013 income tax provision was primarily comprised of foreign taxes from our operations in the United Kingdom.  The Company considers earnings from our foreign subsidiaries to be permanently invested and, as a result, U.S. taxes on such earnings are not provisioned.  An income tax benefit has not been recognized for our U.S. operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

7.	LINE OF CREDIT

During the period ended September 30, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25%. Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015.

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars, ($4,000,000).  The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets.  CUI Global, Inc., the parent company, is a payment guarantor of the LOC.  This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At September 30, 2013, there was no balance outstanding on the line of credit.

8.	OPTIONS AND WARRANTS

The following information is presented for the stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	682,141	$6.47	7.69 Years	$88,000
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Granted	350,000	$6.25
Outstanding at September 30, 2013	1,032,141	$6.39	8.44 years	$117,338
Outstanding exercisable at September 30, 2013	382,675	$6.84	6.97 years	$68,276

Total stock-based compensation expense recognized for stock options in the statement of operations for the nine months ended September 30, 2013 and 2012 was $294,756 and $143,354, respectively.

As of September 30, 2013, there was $1,136,146 of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.74 years.

During the nine months ended September 30, 2013, the Company issued no options to purchase common stock to employees, under the Plans. During the nine months ended September 30, 2013, 350,000 options to purchase restricted common stock were issued to officers under the 2009 Equity Incentive Plan (Executive).

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for options granted during for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
Volatility	44%	90%
Expected term (years)	3	2
Risk-free interest rate	0.73%	0.27%
Dividend yield	0%	0%

There was no warrant activity during the nine months ended September 30, 2013 and no warrants outstanding as of September 30, 2013 and 2012.

9.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balance at September 30, 2013
Motor vehicles	$329,525
Equipment	21,868
Less: Accumulated depreciation	(136,607)
$214,786

The following summarizes the current and long term portion of capital leases at September 30, 2013:

Balance at September 30, 2013
Current leases payable	$99,056
Long term leases payable	66,649
$165,705

10.	NOTE PAYABLE – RELATED PARTY

The Company has an outstanding note payable due to a related party of $5,303,683 at September 30, 2013 and $7,303,683 as of December 31, 2012. In May 2013, the Company paid down $2,000,000 of principal and extended the due date to May 15, 2020 and the interest rate was reduced to 5% per annum. Interest on the note is payable monthly with the principal due as a balloon payment at maturity.

The following table details the maturity of the notes payable for CUI Global, Inc. as of September 30, 2013:

	2013	2014	2015	2016	2017	2018	Thereafter
Note payable maturities:	$-	$-	$-	$-	$-	$-	$5,303,683

11.	CONCENTRATIONS

During the three months ended September 30, 2013, 50.01% of revenues were derived from two customers at 29.45% and 20.56%, respectively. For the nine months ended September 30, 2013, 50.85% of revenues were derived from two customers at 34.43% and 16.42%, respectively. During the three and nine months ended September 30, 2012, 47.81% and 45.96%, respectively, of revenues were derived from one customer.

At September 30, 2013, a single customer balance accounted for 31.50% of the total trade receivables balance. At September 30, 2012, two customers had balances that accounted for more than 10% of the trade receivables balance, representing 21.95% and 12.75% of the total trade receivables balance.

12.	OTHER EQUITY TRANSACTIONS

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

During May 2013, 11,905 shares of common stock were granted to two employees as performance bonuses related to the first quarter public offering and acquisition of Orbital Gas Systems, Ltd.  These shares were expensed at a fair value of $67,500 as of the grant date.

Also during May 2013, 4,400 shares of common stock were granted to twenty employees as bonuses.  These shares were expensed at a fair value of $23,848 as of the grant date.

During May 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of issuance was $24,813.

13.	SUBSEQUENT EVENTS

On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices was completed.  On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park, which funded and formally closed October 1, 2013.  The purchase price for this acquisition was $5,050,000.  The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2.0% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc.  In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%.

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

During the nine months ended September 30, 2013, CUI Global had a profit from operations of $562,885. During the nine months ended September 30, 2013, CUI Global had a consolidated net profit of $47,001. The net profit for the nine months ended is primarily the result of the increase in revenues and related gross profits, offset by the increase in selling, general and administrative expenses incurred during the first nine months of the year which includes, among other things, significant amortization associated with the intangible assets acquired with Orbital Gas Systems, costs associated with the continued sales, marketing, engineering and support functions to support existing and new customers, and acquisition related expenses. The Company generated a net profit of $214,315 during the three months ended September 30, 2013.

CUI, Inc. and CUI Japan - Subsidiaries
CUI, Inc., is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan.  Both CUI, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing an 11.54% interest thru June 30, 2013 and 8.62% interest thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI and CUI Japan define their product offering into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions which include Novum and Solus. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

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

Novum ® Advanced Power
We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products. This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market. In September of 2010 we released full production versions of two point of load modules. We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010. With the shift towards smarter, smaller, and more energy efficient power requirements, our engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs and increasing thermal issues that they face in their designs. Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management. The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July 2011. The agreement formalizes a plan between the two companies to offer a multisource digital POL platform based on the Ericsson BMR46X series, with future plans to co-develop modules outside the existing range of 10~50A. We have also developed a middle ground product to ease the customer base into the benefits of digital in power. We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

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

On July 19, 2013, our wholly-owned subsidiary, Orbital Gas Systems, Ltd., acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd.  The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT2 and GasPTi natural gas metering systems.  By combining the GasPT2 technology with the equally unique VE-Probe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.  The GasPTi system is able to accurately provide almost real-time data to the natural gas operator in a total cycle-time of less than five seconds.

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

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada in Canada, the Pipeline Research Counsel International (PRCI) in the US and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs (“GC”), but they are slow, complicated to use and as much as five times the price of the GasPT2.

By way of example, in the case of SNAM RETE, the Italian gas transmission company, there are 13 natural gas injection points for the SNAM RETE system. Those injection points will continue to use GC’s for monitoring. On the other hand, there are 1,500 customer access points, servicing 7,500 customers. Those would include city gates, large industrial users, power generation plants and others. All of those customer access ports would be applicable for the GasPT2 Technology.

In addition, there are currently 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, by using our GasPTi Technology, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. It is this greater efficiency that has lead National Grid in the UK to change its entire turbine control strategy, recently cancelling an order for several GC’s and, in October 2013, replacing those GC’s with an order for eight (8) GasPTi devices specifically designed for natural gas-fired turbine control.

In conjunction with the Orbital acquisition, we have moved the entire GasPT2 technology portfolio, along with the VE-Probe, into Orbital’s product division, Orbital Global Solutions.  Orbital-GS has successfully introduced the combined GasPT2 unit and VE-Probe to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device has now successfully undergone second phase testing with GE-Energy in October 2013.

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

Following the acquisition of Orbital and the transfer of gas operations to Orbital-GS, the company has entered into a series of Distribution Agreements with internationally recognized entities in the natural gas industry.  These agreements are designed to supplement and enhance our previously announced and continuing agreements with EMC, MGlobal, BWG/Blue Flame and SOCRATE.

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

CUI Global continues to file and protect its intellectual property rights, trademarks and products through filings with the US Patent and Trademark Office and, as applicable, internationally.  The company also ensures, through specific provisions and agreements, that all licensed technology is fully patent-protected in the US and internationally by the Licensor, where applicable.

Results of Operations

Revenue
During the nine months ended September 30, 2013 and 2012, revenue was $45,424,208 and $29,193,827, respectively. The revenue for the nine months ended September 30, 2013 is comprised of $32,420,945 from CUI products, $11,998,646 from the Gas segment operations, including Orbital, $975,661 from CUI Japan products, and $28,956 for freight. The revenue for the nine months ended September 30, 2012 is comprised of $28,202,861 from CUI Inc. product sales, $954,549 from CUI Japan product, sales and $36,417 from freight.

During the three months ended September 30, 2013 and 2012, revenue was $17,213,757 and $10,712,306, respectively. The revenue for the three months ended September 30, 2013 is comprised of $10,852,714 from CUI products, $6,041,561 from the Gas segment operations, including Orbital, $310,132 from CUI Japan products, and $9,350 for freight. The revenue for the three months ended September 30, 2012 is comprised of $10,355,624 from CUI Inc. product sales, $341,847 from CUI Japan product sales, and $14,835 from freight.

The increase in revenues during the nine months ended September 30, 2013 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $11,602,646 of the increase, in addition to increases through CUI, Inc. of $4,614,084 which is the result of continued product introductions during 2012 and 2013, sales and marketing efforts, the addition of Future Electronics as a distribution channel following the global distribution agreement between CUI and Future Electronics that began in January 2013, and the increased back log of CUI orders on hand at December 31, 2012.

The increase in revenues during the three months ended September 30, 2013 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $6,041,561 of the increase, and increases through CUI, Inc. of $497,090 which is the result of the items discussed previously for the growth during the nine month period ended September 30, 2013.

The customer orders related to the Power and Electro-Mechanical segment (CUI, Inc. and CUI Japan) are associated with continued product introductions, continued sales and marketing programs, new customer engagements, the addition of Future Electronics as a distributor of CUI products, and the strengthening within the electronic components industry.

The subsidiary CUI, Inc. experienced consistent orders during the nine months ended 2013 and 2012 and held a backlog of customer orders of approximately $13.8 million as of September 30, 2013 as compared to a backlog of customer orders of approximately $14.7 million as of September 30, 2012. This decrease is reasonable given the increase in revenues offset by the increase in customer orders received during the nine months ended September 30, 2013 as compared to the prior year.  At September 30, 2013, Orbital Gas Systems Limited held a backlog of customer orders of approximately $23.9 million.

Cost of revenues
For the nine months ended September 30, 2013 and 2012, the cost of revenue was $27,747,351 and $18,174,099, respectively. For the three months ended September 30, 2013 and 2012, the cost of revenue was $10,614,380 and $6,778,965, respectively.

The cost of revenues as a percentage of revenue for the nine months ended September 30, 2013 decreased to 61.08% from 62.25% during the prior year comparative period. For the three months ended September 30, 2013, the cost of revenue as a percentage of revenue decreased to 61.66% from 63.28% in the prior year period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electro-Mechanical and Gas segments for the nine months ended September 30, 2013 was 60.38% and 63.14%, respectively.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the nine months ended September 30, 2013 compared to the same period in 2012, SG&A expenses increased $2,846,814. The overall increase is primarily associated with the addition of the selling, general and administrative activities of Orbital Gas Systems Limited since April 2013 which accounted for approximately $2.5 million of this increase and includes the continued sales efforts and related costs for the GasPT2 products and other gas systems sold through Orbital. Additional factors impacting this increase are the ongoing activities to support the revenue growth through CUI, Inc. and CUI Japan operations, which generated increased revenues during the nine month period of approximately $4.6 million, acquisition related expenses, and indirect expenses incurred in relation to the equity offering completed in April 2013. As a percentage of total revenue, SG&A expenses decreased to 31.37% for the nine months ended September 30, 2013 as compared to 39.05% during the prior year comparable period.

Depreciation and Amortization
The depreciation and amortization expenses are associated with depreciating buildings, furniture, equipment, software and other intangible assets over the estimated useful lives of the related assets.  During the nine month periods ended September 30, 2013 and 2012, the depreciation and amortization expenses were $2,202,448 and $521,769, respectively.  The large increase in the depreciation and amortization expense between the periods is primarily the result of the amortization expense of $1,466,439 associated identifiable intangible assets that were acquired with Orbital Gas Systems Limited during 2013 over their estimated useful lives.

Research and Development
The research and development costs are related to the development of technology and products. Research and development costs were $631,331 and $558,833 for the nine months ended September 30, 2013 and 2012, respectively. The expense is associated with continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, GasPT2, and other products.

Bad Debt
During the nine month periods ended September 30, 2013 and 2012 the bad debt expense was $32,470 and $32,979, respectively. The bad debt expense in 2013 relates to several individual customers as well as an increase in the allowance for doubtful accounts of $10,000.  The bad debt expense in 2012 relates to several individual customers.

Other Income
Other income for the nine months ended September 30, 2013, consisted of $77,679 of interest income, $75,672 of gain on foreign exchange, $18,000 of rental income, $806 from the recovery of bad debts and $275 of miscellaneous income. Other income for the nine months ended September 30, 2012, consisted of $20,622 of interest income, $19,177 of gain on foreign exchange, $2,000 of rental income, $1,323 of miscellaneous income and $339 from the recovery of bad debts.

Investment Income
The Company recognized earnings of $4,212 on equity investment in affiliate for the nine months ended September 30, 2013. For the same period ended 2012, the Company recognized earnings of $36,473 on the equity investment in an affiliate.

Convertible debt and amortization of debt offering costs
The Company recorded an expense of $42,777 for the nine months ended September 30, 2013, and $55,000 for the same period in 2012, for the amortization of debt offering costs. The capitalized debt offering costs for which this expense related during the nine months ended September 30, 2013 and 2012 was fully amortized during the third quarter of 2013.

Interest Expense
The interest expense of $308,954 and $460,510 for the nine months ended September 30, 2013 and 2012, respectively, is for interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The decrease is primarily due to the reduction of debt in 2012 and during the first nine months of 2013 through principal payments. The 2013 payments on notes payable included $2,000,000 of principal on the note payable to International Electronic Devices as well as repayment of the borrowing on the line of credit of $459,448.

Liquidity and Capital Resources

General
As of September 30, 2013, CUI Global held Cash and cash equivalents of $18,716,542 and investments of $10,882,682. Operations, acquisitions, investments, patents and equipment have been funded through cash on hand, cash from operations, and proceeds from equity financings during the nine month period ended September 30, 2013.

Cash provided by operations
Operating requirements generated positive cash flow from operations of $2,370,673 for the nine months ended September 30, 2013, versus negative cash flow from operations of $1,098,022 for the same period last year. The change in cash provided by operations is primarily the result of the net profit earned during the nine months ended September 30, of 2013. This improvement, both during the third quarter, and as compared with the prior year comparable year to date period results are associated with the increase in revenues and related gross profits, both from the addition of Orbital Gas Systems Limited in April 2013 which contributed $6,041,561 of revenues during the third quarter and the growth in the Power and Electro-Mechanical segment of CUI, Inc. and CUI Japan which had increased revenues over the prior year comparable nine month period of $4,239,196. The increase in revenues through the Power and Electro-Mechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and GasPT2, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital Gas Systems as well as the overall growth in expenses of the business in relation to the growth in revenues. A factor that impacted the cash provided by operations include a large collections of $2.0 million from a single customer of Orbital  and $1.2 million from a single customer of CUI Inc. during the period ended September 30, 2013 offset by an  increase of $0.9 million from a single Orbital customer . Additionally, the cash flow from operations was impacted by an increase in inventory which is primarily a function of product held for scheduled customer orders. An increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the GasPT2 products and prepaid insurance premiums. Accounts payable increased, which is associated with the increase in inventory levels and the payment terms and timing of receipt of products and services from vendors. Further, a payment of $1.8 million was issued toward an accrued obligation for services provided to Orbital. The decrease in accrued taxes payable is primarily associated with payment of value-add-tax in the UK of $0.6 million. Unearned revenue and billings in excess of costs increased during the period, these are associated with several customer prepayments and deferred revenues including on certain power and electro-mechanical product sales through distribution.

As the Company focuses on technology development and product line additions during 2013, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments
CUI Global invested $2,500 and $0, respectively, in patent costs during the first nine months of 2013 and 2012. It is expected that investments in patent costs will continue throughout 2013 as patents are pursued in order to protect the rights to use its product developments.

The Company invested $403,400 in other intangible assets during the first nine months of 2013 as compared to $39,940 for the same period last year.  The 2013 investment is related to the July 2013 acquisition of the exclusive worldwide intellectual property license to the VE probe technology, including both pipeline sampling and thermowell applications.  The licenses terms include ongoing minimum royalties during the term of the exclusive agreement.

The Company invested $10,882,682 in short term investments classified as held to maturity during the first nine months of 2013.  These investments included money market securities, certificates of deposit, commercial paper and corporate notes.

In the first nine months of 2013 and 2012, the Company received payments of $27,273 and $22,096, respectively toward note receivable balances.

During the first nine months of 2013 and 2012, there was $836,892 and $559,713 invested in property and equipment, including computers and related hardware and software, engineering lab equipment, tooling for manufacturing, product certifications, furniture, and other fixed assets, respectively.

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, is held in escrow to and through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global acquired Goodwill of $5,367,858, intangible, customer lists $7,516,149, intangible, order backlog $3,595,101, intangible, technology-based asset know how $3,044,863, intangible, technology based asset software $659,962 and intangible, trade name $1,933,093.

Financing activities
During the first nine months of 2013, the Company received net proceeds after related expenses of $45,135,280 from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, made payments of $459,448 against the line of credit, $2,000,000 of payments were made against the related party note payable and payments of $39,051 were made against capital leases of motor vehicles and equipment at Orbital. During the first nine months of 2012, the Company received proceeds of $13,532,285 from the sales of common stock and exercise of warrants, $1,528,900 of payments were made against the line of credit, $4,000,000 of payments were made against notes and loans payable, $3,000,000 of payments were made against the related party note payable, and $35,000 of payments were made against a convertible note payable with a related party.

Recap of liquidity and capital resources
During the first nine months of 2013, the Company continued to improve its financial strength. This included completion of the equity raise which resulted in net proceeds of $45,135,280 after related expenses, the acquisition of Orbital Gas Systems Limited which resulted in cash paid upon acquisition, net of cash received of $17,709,507, repayment of $2,000,000 in principal toward the note payable with International Electronic Devices, Inc., thereby reducing the balance of the note payable to $5,303,683 and a profitable nine months ended September 30, 2013. In conjunction with the repayment of $2,000,000 of principal towards the note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date. As of September 30, 2013 the Company had an accumulated deficit of $76,124,821.

The Company believes its operations and existing financing structure, including the proceeds from the equity offering completed in April 2013, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.

During the period ended September 30, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25%. Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015.

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars, ($4,000,000).  The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets.  CUI Global, Inc., the parent company, is a payment guarantor of the LOC.  This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At September 30, 2013, there was no balance outstanding on the line of credit.

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

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Acquisition of Orbital Gas Systems Limited
Effective April 1, 2013 the Company acquired Orbital Gas Systems Limited, “Orbital”. In connection with this significant transaction, management has been evaluating and implementing the necessary controls related to the reporting and disclosure of Orbital’s operations and activities.  Based on these evaluations and discussions, we consider what revisions or improvements are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there may be a need for improvement in our internal controls and following such process, during the fourth quarter of 2013, we will design and implement controls and processes to address the issues identified through this review.

In relation to the current Form 10-Q, management is not aware of any material weaknesses related to Orbital Gas Systems Limited’s results for the current quarter that would have a material impact on the interim unaudited condensed consolidated results of CUI Global, Inc. as of September 30, 2013.

Changes in Internal Control over Financial Reporting
We continue to evaluate and, where appropriate, design and enhance controls over financial reporting related to processes that require improvement.  Toward this objective, during the third quarter of 2013 CUI Global hired a Director of Global Controls to oversee the internal controls over financial reporting for CUI Global and its subsidiaries.  Also during the third quarter of 2013, we transitioned CUI Global’s financial reporting to SAP Business One accounting software, an accounting software already in use by subsidiary CUI, Inc.  We believe we have monitored and maintained appropriate controls during this implementation period. Other than these identified changes, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued
During the three months ended September 30, 2013, the Company issued no shares of common stock which were not registered under the Securities Act.

Item 5.  Other Information.

The following report on Form 8-K was filed with the commission on October 3, 2013:
(a)	A report on Form 8-K reporting the September 27, 2013 corporate office purchase by our wholly owned subsidiary and the closing of a four million dollar line of credit with Wells Fargo Bank.

Item 6.  Exhibits

The following exhibits are included as part of this Form 10-Q.
Exhibit No.	Description
2.1(2)	Orbital Gas Systems Limited Share Purchase Agreement dated March 3, 2013.
3.1(3)	Composite Articles of Incorporation of the Company, as currently in effect.
3.2(1)	Bylaws of the Company.
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
10.75(5)
May 15, 2013 Non-Exclusive Distributer Agreement with Digi-Key Corporation.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

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

31.1(6)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2(6)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1(6)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(6)	XBRL related documents.

Footnotes to Exhibit Index:
(1)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
(2)	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
(3)	Incorporation by reference to our Registration Statement on Form S-1 filed with the Commission on March 6, 2013.
(4)	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
(5)	Incorporation by reference to our report on Form 10-Q filed with the Commission on August 14, 2013
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 13th day of November 2013.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

