Form 10-K
period 2013-12-31
CUI Global, Inc.
filed 2014-03-31
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

————————————————
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

William J. Clough, CEO/President
CUI Global, Inc.
20050 SW 112th Avenue
Tualatin, Oregon 97062
(503) 612-2300
(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange where registered
Common Stock par value $0.001 per share	The NASDAQ Stock Market

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

Large accelerated filer ☐            Accelerated filer ☒    Non-accelerated filer ☐  (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $111,546,309.

As of March 31, 2014, the registrant had 20,566,663 shares of common stock outstanding and no shares of Preferred Stock outstanding.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosure	26
Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
	Market Value	29
	Description of Securities	27
Item 6.	Selected Financial Data	36
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
	Critical Accounting Policies	39
	Liquidity and Capital Resources	41
	Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B	Other Information	58
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	58
	Our Corporate Governance Practices	61
	Code of Ethics	61
	Audit Committee	63
	Audit Committee Report	64
	Nominating Committee	64
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
	Equity Incentive Plans
Item 13.	Certain Relationships, Related Transactions and Director Independence	78
Item 14.	Principal Accounting Fees and Services	80
Part IV
Item 15.	Exhibits, Financial Statement Schedules	82
	Exhibits	82
	Signatures	86
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

Corporate Overview and Our Products

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

Novum ® Advanced Power
We have developed the first fully featured digital point of load dc-dc converter in the power market under our Novum Advanced Power line of products. This product is a next generation product targeted at the intermediate bus power architecture that is prolifically used in the telecom and networking communications market. In September of 2010 we released full production versions of two point of load modules. We were finalists for the prestigious Golden Mousetrap Award and EDN Innovation Award for these parts in 2010. With the shift towards smarter, smaller, and more energy efficient power requirements, our engineers are seeking innovative solutions that allow them to keep pace with lower core voltages, faster transient response needs and increasing thermal issues that they face in their designs. Our recently introduced Novum NDM2 modules, with a full suite of digital features, specifically address these growing system complexities through intelligent power management. The NDM2 series is the first to be designed by the company as part of the Ericsson cooperation announced in July 2011. The agreement formalizes a plan between the two companies to offer a multisource digital POL platform based on the Ericsson BMR46X series footprint, as well as plans for the co-development of  modules outside the existing range of 10~50A. We have also developed a middle ground product to ease the customer base into the benefits of digital in power. We developed a “smart module” that allows for the benefits of digital in the design cycle but when installed functions like a highly optimized analog unit.

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

The acquisition provides us with immediate credibility in the natural gas industry. Orbital is the largest natural gas systems integrator in the U.K. By acquiring Orbital, we have acquired a company that has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected specialist gas engineering companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Moreover, its proprietary VE® Technology enhances the capability and speed of our GasPT2 Technology.

GasPT2
Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT2) designed by GL on a worldwide basis, now marketed as the GasPT2. The Company has minimum commitments under this licensing contract.

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

VE-Probe and VE-Technology
On July 30, 2013 our wholly owned subsidiary, Orbital Gas Systems, Ltd. acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd.  The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT2 and GasPTi natural gas metering systems.  The GasPT2 technology, provides fast and accurate measurement of the physical properties of the natural gas mixture.  By combining the GasPT2 technology with the equally unique VE-Probe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

The GasPTi system is able to accurately provide almost real-time data to the natural gas operator in a total cycle-time of less than five seconds. Moreover, it provides this real-time analysis at approximately one-fifth of the installation cost of current technology with none of the associated maintenance, carrier gas, calibration gas, or other ancillary costs associated with traditional technology.

This VE-Technology acquisition gives us the ability to control and produce the entire Bill of Materials for our GasPTi systems, thus allowing us to capture a far larger margin as we provide this unique metering solution to the natural gas industry.  Additionally, we can now also manufacture, market and sell additional applications for the VE-Technology, including sampling systems separate from the GasPT2 and Thermowells found throughout all pipeline systems.

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

Anticipated Growth Strategy for GasPT2
We are presently in the midst of our marketing efforts for our GasPT2 Inferential Natural Gas Monitoring Device.  Our strategy for GasPT2 has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales.  Our ‘sale or return’ sales approach has been accepted very positively in Europe and the United States. For the past three years, this approach focused strongly on the United Kingdom, Europe and the United States and the Company will continue its efforts in those areas as well as begin the process in the Asian markets, with India identified as the test market.  Beyond this, our strategy is based on identification of the main geographical locations for liquefied natural gas importation (pipelines and terminals), mixing and blending points and strategic locations for security of supply strategies which can be current or planned pipelines and import terminals where additional gas quality monitoring may be required.

Additionally, our wholly owned subsidiary, Orbital Gas Systems, Ltd., the largest specialty gas engineering company in England, introduced the combined GasPT2 unit and V-Probe to National Grid, the largest gas transmission/distribution company in the UK.  We recently entered into a second five (5) year, exclusive distribution agreement for our GasPT2 technology with an Italian company, SOCRATE s.p.a., for sales, marketing, distribution and service of our GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia.  The agreement calls for sales of as many as 2,000 to 3,000 units and is valued up to $40,000,000 to $60,000,000 over the three-year term.

We intend to replicate this type of agreement with other large, regional gas engineering companies in Europe and North America as well as negotiating with several large Middle Eastern groups to place the device in the Gulf Region.

According to Global Industry Analysts, Inc. (GIA), the global GC market will reach more than $1.5 billion by 2015.  Admittedly, that market is mature and, according to GIA, is dominated by “aftermarket and accessories” sales.  In contrast, the GasPT2 Technology is less expensive, more efficient and dramatically faster than any available GC.  It provides almost real-time monitoring without the need for a large enclosure, carrier gas and, most significantly, regular technical support and calibration.  Taking all of those factors into account, it is our intention that the GasPT2 Technology will rapidly and effectively penetrate a large segment of that $1.5 billion market.

Acquisition Strategy:
We are constantly alert to potential acquisition targets, both in the form of innovative technology and potential strategic partners.  In that regard, we are repeatedly approached by inventors and others, most especially in the power industry, to assess and assist in commercialization and marketing of new technologies.  These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including GasPT2, Novum and Solus.  Moreover, much like when we acquired CUI, Inc., there are many small, well-run electronics companies that become available for multiple reasons.  We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue and/or market share.

Research and Development Activities
Research and development costs for CUI Global were $890,461 for the year ended December 31, 2013 and $791,332 during 2012.  Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the GasPT2.  The Company expects that research and development expenses will increase during 2014 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees
As of December 31, 2013, the Company, together with its consolidated subsidiaries, had one hundred seventy full-time employees.  None of its employees is represented by a labor union.  The Company considers its relations with its employees to be good.  The Company plans to add additional staff as needed to handle all phases of its business.

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

VE-Probe and VE-Technology
On July 30, 2013 our wholly owned subsidiary, Orbital Gas Systems, Ltd. acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd.  The agreement gives Orbital exclusive and sole control of all technology related to its GasPT2 and GasPTi natural gas metering systems.

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

Under the Trademark Act of 1946, as amended, the United States Patent and Trademark Office permitted our registration of the following trademarks that we actively maintain up to date: CUI INC, CUI Europe, V-Infinity, AMT, Novum, CUI Global, Simple Digital, GasPT2 and Solus.

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

Competitive Business Conditions
The industries in which the company competes are very broad.  We operate a commoditized electromechanical parts distribution business that is focused on efficiency of delivery and competitive pricing to differentiate our products from competitors.  The market is subject to some volatility due to production requirements of larger global firms.  We feel that our electromechanical parts distribution business is diverse and broad.  We have a very strong retail distribution partner that maximizes our product exposure to new designs and small to medium sized customers.  We focus on the OEM market and supply higher levels of support, customer service and a constantly expanding product line, in order to further differentiate with our competitors.  This product line ranges from a $0.02 connector to a $700 encoder – all different products for different customers.  Additionally, we utilize third party external sales representative organizations to penetrate new and better customers otherwise not readily available to the company.

CUI is becoming more recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality.  As of December 31, 2013, our power and electro-mechanical segment accounted for approximately 71% of our revenues and our gas segment accounted for approximately 29% of our revenues.  We have added new products and technologies that will provide us the opportunity to compete outside of price and more on innovative technology and strategic partnerships.

From the first full featured digital point-of-load dc-dc converter, to the highly dense intermediate bus converters that CUI recently released, we believe that we are ahead of the market leaders in our market space and that the market is ready for new technologies and new ideas.  We feel that there is a market shift toward digitally-based controllers for power supply switching.  Our strategy is to lead a transformation for the industry as it will become a major part of the value to the end customer as well as a data collection point for energy consumption, two important elements for the industry.

Similarly, the natural gas inferential metering device, the GasPT2 along with our VE-Probe, competes in a mature industry with established competitors.  There are significant investments being made globally into the natural gas extraction and transportation infrastructure.  Our natural gas quality measurement system is a comparably low cost solution to measuring natural gas quality as compared to our best competition.  It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content.  From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z)."  This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy.  At present, there is no equivalent product competition.  There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as double the price of the GasPT2 system.

Philanthropic Philosophy
In an industry first, CUI has chosen that, in addition to sales commission, sales representative firms will also receive a charity commission to be donated to charities of their choice.  One of CUI’s core values is generosity which includes philanthropic giving.  We give in our local community and we want to also give in the communities in which we do business.

Item 1A.         Risk Factors

RISK FACTORS

Our business is subject to various risks and uncertainties.  Investors should read carefully the following factors as well as the cautionary statements referred to in "Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business and Products
Historically, we have generated annual losses from operations and we may need additional funding in the future.
Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2013, we had a net loss of $1,758,675 and our accumulated deficit as of December 31, 2013 was $77,930,497. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, it may have to delay, reduce the scope of, or eliminate some or all of its growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.
For the year ended December 31, 2013, we had a net loss of $1,758,675. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

We have expanded our business activities and these activities may not be successful and may divert our resources from our existing business activities.
Our historic business was a commoditized electromechanical parts distribution business. In recent years, we have focused our business on the acquisition, development and commercialization of new and innovative electronic technologies/products. We may not be successful in acquiring technologies that are commercially viable. We may fail to successfully develop or commercialize technologies that we acquire. Research, development and commercialization of such acquired technologies may disproportionately divert our resources from our other business activities.

If our manufacturers or our suppliers are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.
We rely on third parties to supply components for and to manufacture our products. In order to grow our business to achieve profitability, we will need our manufacturers and suppliers to increase, or scale-up, production and supply by a significant factor over current levels. There are technical challenges to scaling-up capacity that may require the investment of substantial additional funds by our manufacturers or suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers and suppliers are unable to do so, we may not be able to meet the requirements to grow our business to anticipated levels. We also may represent only a small portion of our supplier’s or manufacturer’s business and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their business.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.
Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:
•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;
•	longer payment cycles in some countries;
•	uncertainty regarding liability for services and content;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations and our ability to manage these fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
•	potentially adverse tax consequences;
•	higher costs associated with doing business internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general;
•	reduced or varied protection for intellectual property rights in some countries; and
•	different employee/employer relationships and the existence of workers’ councils and labor unions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international venues and could expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, civil and criminal penalties against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Our revenues depend on key customers.
The Company’s major product lines in 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.  During 2012 and 2011, the company’s major product lines were power and electro-mechanical products.

During 2013, 50% of revenues were derived from two customers at 33% and 17%.  During 2012, 51% of revenues were derived from two customers at 47% and 4%.  During 2011, 45% of revenues were derived from two customers at 41% and 4%.

At December 31, 2013, of the gross trade accounts receivable from continuing operations totaling $9,340,909, 25% was due from one customer.  At December 31, 2012, 45% of the gross trade accounts receivable from continuing operations totaling $5,095,926, 57% was due from two customers:  37% and  8%.  At December 31, 2011, 46% of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from five customers:  21%, 9%, 7%, 5% and  4%.

There is no assurance that we will continue to maintain all of our existing key customers in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial.

We rely on third party distributors to generate a substantial part of our revenue and, if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
We derive a substantial portion of our revenues from sales of our electronic component products through distributors and we expect that sales through these distributors will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our distributors about our products, which are complex. Many of our distributors have established relationships with our competitors. If our distributors choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our distributors do not effectively market and sell our products, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger distributors, who may cease marketing our products with limited or no notice and our possible inability to replace them, could adversely affect our sales. Our failure to recruit additional distributors or any reduction or delay in their sales of our products or conflicts between distributor sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

We are a relatively small specialty component and solutions business and face formidable competition.
We define our specialty solutions business into two categories: PSU (power supply units) that includes our Novum digital power and Solus advanced power and Components including our AMT modular encoder and our GasPT2. We are a relatively small company with limited capitalization in comparison to many of our international competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness in the specialty electronic component and solutions business that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our specialty component and solutions business from other companies many of whom have greater name recognition, more resources and broader product offerings than ours.

We also expect competition to intensify in the future. For example, the market for our electronic components and our inferential natural gas monitoring device, the GasPT2, is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and shortening product life cycles. Our future success in keeping pace with technological developments and achieving product acceptance depends upon our ability to enhance our current products and to continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations, could have a material adverse effect on our operating results and growth prospects. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols and competitive environments.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.
We continue our process of integrating recent acquisitions into our own business model and we expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technologies may create unforeseen operating difficulties and expenditures. The areas where we face risks include:
•	implementation or remediation of controls, procedures and policies of the acquired company;
•	diversion of management time and focus from operating our business to acquisition integration challenges;
•	coordination of product, engineering and sales and marketing functions;
•	transition of operations, users and customers into our existing customs;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	retention of employees from the businesses we acquire;
•	integration of the acquired company’s accounting, management information, human resource and other administrative systems;
•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders, or other third parties;
•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	failure to successfully further develop the acquired technologies; and
•	other as yet unknown risks that may impact our business.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions incur unanticipated liabilities and harm our business generally. For example, a majority of Orbital Gas Systems Limited’s revenues for each of its last two fiscal years has come from one customer. If we fail to continue to do business with Orbital’s primary customer at substantially similar or greater levels than recent historical levels, our financial condition, results of operations and growth prospects would be significantly harmed.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, or reductions to our tangible net worth any of which could harm our business, financial condition, results of operations and prospects. Also, the anticipated benefit of many of our acquisitions may not materialize.

We will need to grow our organization and we may encounter diffıculties in managing this growth.
As of December 31, 2013, the Company, together with its consolidated subsidiaries, had one hundred seventy full-time employees . We expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products including the GasPT2, Novum digital power and Solus advanced power and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.
Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include:
•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;
•	inability of our contract manufacturers and suppliers to meet our demand;
•	success and timing of new product introductions by us and the performance of our products generally;
•	announcements by us or our competitors regarding products, promotions or other transactions;
•	costs related to responding to government inquiries related to regulatory compliance;
•	our ability to control and reduce product costs;
•	changes in the manner in which we sell products;
•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers; and
•	the impact of write downs of excess and obsolete inventory.

Our operating expenses will increase as we make further expenditures to enhance and expand our operations in order to support additional growth in our business and national stock market reporting and compliance obligations.
Historically, we limited our investment in operations, but in the future we expect our operations and marketing investments to increase substantially to support our anticipated growth and as a result of our recent listing on the NASDAQ Stock Market. We are making significant investments in using more professional services and expanding our operations outside the United States. We intend to make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect our increased investments to adversely affect operating income in the short term while providing long term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of distributors, customers and end-users.
We believe that we have not yet established sufficient market awareness in the electronic component market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through CUI, GasPT2, Novum, AMT, Solus, and CUI Japan to significantly contribute to the success of our business. Maintaining and enhancing these brands and any brands we might acquire, such as Orbital Gas Systems, is critical to expanding our base of distributors, customers and end-users. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, which we may not do successfully.

New entrants and the introduction of other distribution models in our markets may harm our competitive position.
The markets for development, distribution and sale of our products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Adverse conditions in the global economy and disruption of financial markets may significantly restrict our ability to generate revenues or obtain debt or equity financing.
The global economy continues to experience volatility and uncertainty and governments in many countries continue to evaluate and implement spending cuts designed to reduce budget deficits. These conditions and deficit reduction measures could reduce demand for our products and services, including through reduced government infrastructure projects, which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which, in turn, could make it more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and services in a timely manner, or to maintain operations and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.

One of our subsidiaries and certain suppliers are in Japan and located in areas subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.
We have research, development and manufacturing resources in Japan. The risk of earthquakes, typhoons and other natural disasters in this geographic area is significant due to the proximity of major earthquake fault lines. Despite precautions taken by us and our third-party providers, over which we have no control, a natural disaster or other unanticipated problems at our location in Japan or a third-party provider could cause interruptions in the products that we provide. Earthquakes, fire, flooding or other natural disasters could result in the disruption of our development, manufacturing, assembly, testing or shipping capacity. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing, assembly or testing from the affected contractor to another third party vendor or our research and development activities to another location. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

Defects in our products could harm our reputation and business.
Our electronic products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may lead to product returns and require us to implement design changes or updates.
Any defects or errors in our electronic products, or the perception of such defects or errors, could result in:
•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•	loss of existing or potential customers or distributors;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	delay in the development or release of new products or services;
•	negative publicity, which will harm our reputation; warranty claims against us, which could result in an increase in our provision for doubtful accounts;
•	an increase in collection cycles for accounts receivable or the expense and risk of litigation; and
•	harm to our results of operations.

We and our contract manufacturers purchase some components, subassemblies and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.
We rely on third party components and technology to build and operate our products and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of electronic components or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

We depend on key personnel and will need to recruit new personnel as our business grows.
As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, Orbital Gas Systems, Ltd., CUI, Inc. and CUI Japan (formerly Comex Instruments, Ltd.), as well as the development of our technologies, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

If we are successful in expanding our product and customer base, we will need to add additional key personnel as our business continues to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of the business may be limited. Our ability to provide services to customers and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions the Company performs. Competition for personnel with these skills is intense. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

We believe our future success will depend in part on the following:
•	the continued employment and performance of our senior management;
•	our ability to retain and motivate our officers and key employees; and
•	our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, sales and customer service personnel.

Risks Related to Our Intellectual Property and Technology
If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license a significant amount of our underlying intellectual property from third parties, i. e., AMT Encoder Technology, Novum Digital Point of Load Technology, Solus Advanced Power Topology Technology, GasPT2 Technology and VE-Technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may occur in the future without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations and could impair our ability to compete. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products.

We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.
We have devoted substantial resources to the development of our proprietary technology and trade secrets. In order to protect our proprietary technology and trade secrets, we rely in part on confidentiality agreements with our key employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of our trade secrets. We may have difficulty enforcing our rights to our proprietary technology and trade secrets, which could have a material adverse effect on our business, operating results and financial condition. In addition, others may independently discover trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to determine and enforce the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation and our business may be adversely affected.
The technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us or the parties from whom we license our technological rights in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:
•	divert management’s attention;
•	result in costly and time-consuming litigation;
•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; and
•	require us to redesign our products to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

If our contract manufacturers do not respect our intellectual property and trade secrets, our business, operating results and financial condition could be materially adversely affected.
Because most of our contract manufacturers operate outside the United States, where prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States, certain of our contract manufacturers, their affiliates, their other customers or their suppliers may attempt to use our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Although we attempt to enter into agreements with our manufacturers to preclude them from using our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights. Although we take steps to stop counterfeits, we may not be successful and customers who purchase these counterfeit goods may have a bad experience and our brand may be harmed. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our products at competitive prices and to be the sole provider of our products may be adversely affected and our business, operating results and financial condition could be materially and adversely affected.

Risks Related to Our Common Stock
Our common stock price may be volatile, which could result in substantial losses for individual shareholders.
The market price for the Company’s common stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:
•	actual or anticipated variations in our quarterly operating results;
•	announcements of technological innovations or new products or services by the Company or our competitors;
•	conditions or trends relating to our inferential natural gas monitoring device or electromechanical component technologies;
•	changes in the economic performance and/or market valuations of other electromechanical, electronic component and industrial controls related companies;
•	conditions or trends relating to the marketing, sale or distribution of electromechanical components and industrial controls to OEM manufacturing customers;
•	changes in the economic performance and/or market valuations of other inferential natural gas monitoring device or electromechanical components and industrial electronic component related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole;
•	announcements about our earnings that are not in line with expectations;
•	announcements by our competitors of their earnings that are not in line with expectations;
•	the volume of shares of common stock available for public sale;
•	sales of stock by us or by our shareholders;
•	short sales, hedging and other derivative transactions on shares of our common stock;
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing policies;

•	our ability to expand our business;
•	the effectiveness of our personnel;
•	new product and service introductions;
•	technical difficulties or interruptions in our services;
•	the timing of additional investments in our products;
•	regulatory compliance costs;
•	costs associated with future acquisitions of technologies and businesses; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Additionally, because our stock is thinly trading, there is a disparity between the bid and the asked price that may not be indicative of the stock’s true value.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock.

We have never paid dividends on our common stock and do not expect to pay any in the foreseeable future.
Potential purchasers should not expect to receive a return on their investment in the form of dividends on our common stock. The Company has never paid cash dividends on its common stock and the Company does not expect to pay dividends in the foreseeable future.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our ability to pay dividends on our common stock is limited by our existing line of credit, and may be further restricted by the terms of any of our future debt or preferred securities. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase shares.

There is a limited public trading market for our common stock so you may not be able to resell your stock and may not be able to turn your investment into cash.
Our common stock is currently traded on the NASDAQ Stock Market under the trading symbol ‘‘CUI’’. Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

Risks Relating to Shareholder Rights
Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to existing common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.
Although we do not have any preferred stock outstanding presently, our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to issue preferred stock without further shareholder approval, including large blocks of preferred stock as well as the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred shareholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

Our Articles of Incorporation limits director liability, thereby making it diffıcult to bring any action against them for breach of fiduciary duty.
The Company is a Colorado corporation. As permitted by Colorado law, the Company’s Articles of Incorporation limits the liability of directors to the Company or its shareholders for monetary damages for breach of a director’s fiduciary duty, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

Our charter documents and outstanding note to IED, Inc. may inhibit a takeover that shareholders consider favorable.
Provisions of our Articles of Incorporation and Bylaws may delay or discourage transactions involving an actual or potential change in control of the Company, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. These provisions:
•	provide that the authorized number of directors may be changed by resolution of the board of directors;
•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•	do not provide for cumulative voting rights.

Our operating subsidiary, CUI, Inc. issued a note to IED, Inc. in connection with our acquisition of CUI, Inc. The note provides that, for so long as any obligations are outstanding under the note, IED will have a right to match any bona fide offer from a third party to acquire CUI, Inc. by any means. This matching right could discourage third parties from making an offer to acquire us, which would involve indirectly acquiring CUI, Inc., or from acquiring CUI, Inc. directly, in a transaction our shareholders might find advantageous because any such offer could be matched by IED and result in the third party utilizing time and resources to formulate an offer without being able to complete a transaction.

Risks Related to Our Recent Acquisition of Orbital Gas Systems/GasPT2 Device
As a private company, Orbital Gas Systems may not have in place a system of internal control over financial reporting that is adequate to manage that business effectively as part of a public company.
Through our Orbital Gas Systems acquisition, we acquired shares of a private company that were not previously subject to financial reporting on the basis of U.S. GAAP, and have not been subject to periodic reporting as a public company. There can be no assurance that Orbital Gas Systems has in place a system of internal control over financial reporting that is required for public companies. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of the Orbital Gas Systems internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness in internal controls.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill totaling approximately $18.5 million following the acquisition of Orbital Gas Systems. We will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our operating results may be affected by fluctuations in foreign currency exchange rates, which may affect our operating results in U.S. dollar terms.
A portion of our revenue arises from our international operations and we anticipate that, as we grow, our revenues from international operations will increase. Revenues generated and expenses incurred by our international operations are often denominated in local currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as revenues and expenses of our international operations are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions. The Company does not undertake any hedges to protect against adverse foreign currency exposure.

Our gas quality inferential measurement device, GasPT2, has not gained market acceptance as rapidly as we anticipated. There is no assurance our acquisition of Orbital will accelerate sales of the GasPT2 device.
Our future financial performance and ability to commercialize the GasPT2 device and compete successfully will depend on our ability to effectively manage acceptance and introduction of our GasPT2 device in the natural gas quality inferential measurement device market. Although we have entered into agreements and letters of understanding with third parties, which could result in substantial sales of the GasPT2 device over the next several years, there is no assurance we will sell at or near the number of units forecasted under these contracts.

Several factors have and may continue to contribute to the slower than anticipated market acceptance of the GasPT2 device, such as: disruptive technologies, such as the GasPT2 device, are slow to be accepted in a mature industry, such as natural gas distribution; extensive testing and research required by large natural gas distribution customers takes an extended period of time before such potential customers place firm orders; macro-economic issues in the natural gas industry may slow or impede capital expenditures; registration, regulatory approvals, certifications and licensing requirements in foreign countries.

Our strategy has been to establish market acceptance and credibility with potential customers through a campaign of product exposure and disclosure of highly acceptable test results of recognized international testing laboratories along with industry seminars, conventions, trade shows, professional periodicals and public relations. While we believe that the base has been laid for substantial sales of our GasPT2 device over the next several years, there is no assurance that our strategy and efforts will be successful. Also, while our management is optimistic that the acquisition of Orbital will stimulate and accelerate sales of the GasPT2 device, there is no assurance that GasPT2 device sales will actually increase in the near future due to the Orbital acquisition.

The loss of any of Orbital’s key management or employees could harm Orbital’s future business prospects.
We will be dependent upon the existing management team and key employees of Orbital for the foreseeable future. Orbital currently has approximately 105 employees, who are primarily focused on engineering, sales and manufacturing. Andrew Ridge continues to be primarily responsible for the day-to-day operations of Orbital since 2010 as Managing Director of Orbital. The company has identified and is currently training two middle-managers to take over day-to-day operation of Orbital in order to provide: (1) an organized succession plan; and (2) the ability to allow Mr. Ridge to direct more of his attention to sales, marketing and technical issues.

Item 1B.       Unresolved Staff Comments

None.

Item 2.  Properties

On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park.  The purchase price for this acquisition was $5,050,000 and was partially funded by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2.0% above LIBOR, payable over ten years.

Additionally, subsequent to the acquisition of CUI Japan the Company has subleased space in Tokyo, Japan from Comex Electronics.

As an integrated part of the Orbital Gas Systems Limited acquisition, CUI Global, Inc. acquired the land and buildings owned by Orbital.  In addition to the land and buildings owned by Orbital, the Orbital leases facilities for office and manufacturing space requirements.

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

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities
The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol "CUI".  The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2013, the Company’s issued and outstanding shares consisted of 20,566,663 shares of common stock of which 20,220,613 shares are freely tradable without restriction or limitation under the Securities Act.  As of December 31, 2013, the Company had in excess of 3,000 shareholders of record.  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock.  As of December 31, 2013, no shares of Preferred Stock are issued or outstanding.

The holders of Common Stock are entitled to one vote per share and do not have cumulative voting rights.  Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock and no conversion rights, redemption or sinking-fund provisions.

Our 2012 Public Offering
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

The company filed a Form S-1 registration statement to register 2,222,222 shares of $0.001 par value common stock that became effective February 14, 2012.  These shares of registered stock were sold to or through Merriman Capital, Inc. as our underwriter for ten million dollars ($10,000,000).  Our underwriting agreement contained an over-allotment provision that permitted our underwriter to purchase an additional 333,333 shares of our common stock which were purchased by our underwriter for one million five hundred thousand dollars ($1,500,000).

We received $8,913,302 in net proceeds from our sale of 2,222,222 common shares sold by us in the Form S-1 offering.  Our net proceeds from this offering represent the amount we received after paying the underwriter commissions of $750,000 and underwriting expenses of $200,000. In conjunction with the Form S-1 Offering, we received $1,387,499 in net proceeds from our sale of 333,333 common shares sold by us in the over-allotment offering.  Our net proceeds from this offering represent the amount we received after paying the underwriter discount of $112,500 and total expenses of $136,698.

The following schedule shows the common stock issuances and remaining balance after each issuance resulting from the one for thirty (1:30) reverse split that became effective February 17, 2012 and the Form S-1 registration statement that became effective February 14, 2012.

	Common		Common
	Stock Issued	Total Issued	Stock
	and	and	Available for
	Outstanding	Outstanding	Issuance
Total common stock outstanding and available prior to the 1:30 reverse-split	219,432,472	219,432,472	105,567,528
Total common stock outstanding and available after the reverse-Split declared effective February 14, 2012	7,314,416	7,314,416	317,685,584
Total of all fractional shares that were rounded up as a result of the reverse-split	97	7,314,513	317,685,487
Common stock sold for $10,000,000 under our S-1 registration statement that the SEC declared effective February 14, 2012	2,222,222	9,536,735	315,463,265
Common stock sold for $1,499,999 under the over-allotment provision of our underwriter agreement that was included in our S-1 registration statement	333,333	9,870,068	315,129,932

In February 2012, the company utilized $4.0 million to repay the principal balance in full under the $4.0 million term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A.  Also in February 2012, the company paid $3.0 million toward the principal balance of the IED note payable associated with the acquisition of CUI, Inc. and $35,000 was utilized to repay a convertible note payable owed to an officer of the company.

Our 2012 Private Placement
We received $2,253,008 in net proceeds from our sale of 570,000 common shares.  These 570,000 shares of common stock were included in an S-3 Registration Statement that the Company filed April 13, 2012 that became effective upon filing.  Net proceeds from this sale represent the amount received by CUI Global after paying $312,017 expenses of sale.  The net proceeds from this sale were used for general corporate purposes.

Our 2013 Public Offering
During April 2013, in conjunction with an SEC Form S-1 registration statement that became effective by the SEC on April 11, 2013, 8,400,000 shares of common stock were issued. The Company received $42,000,000 before related costs from this transaction.  Also, during April 2013, 1,260,000 additional shares were issued that are included in the S-1 registration statement pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $6,300,000 before related costs from the sale of the over-allotment shares.  Net proceeds from the April 2013 common stock sales pursuant to the S-1 registration statement and over-allotment provision were $45,135,280 after paying costs of $3,164,720 which were recorded as reductions of additional paid in capital.

Use of Proceeds
Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.  The Company completed the strategic acquisition of Orbital for 17 million British Pounds Sterling, approximately $26.2 million. Based on the actual exchange rate for British Pounds Sterling to U.S. dollars achieved on the date of funding April 18, 2013.

In May 2013, the Company paid to IED, Inc. $2,000,000 in principal, thereby reducing the balance of the note payable to $5,303,683. In conjunction with this payment, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date.

As of December 31, 2013, the Company has invested $10,868,961 in short term investments classified as held to maturity. These investments included money market securities, certificates of deposit, commercial paper and corporate notes.

The balance of the net proceeds are intended to be used to fund working capital, capital expenditures and other general corporate purposes.

Market Value
The Company’s Common Stock is traded on the NASDAQ Stock Market under the trading symbol "CUI".  The following table sets forth, the high and low bid prices of our Common Stock for the four quarters of 2012 and 2013 as reported by the National Quotation Bureau and reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter	High Bid	Low Bid
2012
First Quarter	$6.90	$4.50
Second Quarter	$7.00	$3.81
Third Quarter	$7.48	$5.06
Fourth Quarter	$6.40	$4.34
2013
First Quarter	$6.00	$4.80
Second Quarter	$6.15	$4.60
Third Quarter	$6.40	$5.00
Fourth Quarter	$6.45	$5.05

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

Common Stock Reserved for Future Issuances
Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 1,030,807 shares of common stock the Company is required to reserve for potential future issuances.
1.	1,030,807 common shares reserved for outstanding options issued under our Equity Compensation Plans
As of December 31, 2013, there were reserved for issuance an aggregate of 1,030,807 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).
2.	1,613,112 common shares authorized for issuance under our Equity Compensation Plans
As of December 31, 2013, the Company has 1,613,112 common shares authorized and available for issuance under the Company option plans.

The approximate 346,050 shares of Common Stock held by existing shareholders as of December 31, 2013 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

Other than as described herein, as of the date of this report, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Employee Equity Incentive Plans
At December 31, 2013, the Company had outstanding the following equity compensation plan information:

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuances under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,583	$5.47	1,313,862
Equity compensation plans not approved by security holders	982,224	$6.44	299,250
Total	1,030,807	$6.39	1,613,112

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

October 11, 2010, the Board of Directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive) that are to be granted at post-reverse split quantities.  On October 11, 2010, the following were granted: 3,300 to each director of the Company with an exercise price of $9.00 per share and vesting one year after the October 11, 2010 date of grant.  Two employees who also serve as directors received 52,277 bonus options as employees and 29,936 stock options were granted to corporate officers and employees.  The employee bonus options have an exercise price of $9.00 per share and vest over four years, 25% at year one and thereafter in equal monthly installments.

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

The Company has outstanding at December 31, 2013, the following options issued under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested shares; 28,800 shares that vest over four years, 25% at year one and thereafter in equal monthly installments; and 19,800 shares that fully vested one year after the date of grant.

•	During 2010 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $9.00 per share as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments.

•	During 2012 the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $4.56 per share as follows: 19,800 options that vest one year after the April 16, 2012 grant date, 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments and 330,000 options at $6.00 per share to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012.

•	During 2013 the Company issued under the 2009 Equity Incentive Plan (Executive) to three officers three hundred fifty thousand (350,000) options to purchase restricted common stock at $6.25 per share as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date.

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

Warrants and Options Issued During 2012
During April 2012, 84,675 options to purchase restricted common stock were issued to officers and directors under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $4.56 per share, volatility of 90%, risk-free interest rate of 0.27% and a term of 2 years.  The 19,800 director related options vest one year from the date of grant while the 64,875 officer options have a four year vesting period with 25% vesting one year from date of grant and monthly thereafter.

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

Series A and Series B Convertible Preferred Stock Issued During 2012
There were no shares of Series A or Series B Convertible Preferred Stock issued during 2012.

Series C Preferred Stock Issued During 2012
There were no shares of Series C Convertible Preferred Stock issued during 2012.

2013 Sales of Unregistered Securities
Common Stock Issued During 2013
During June 2013, 16,305 shares of common stock were issued in relation to common stock bonuses granted to twenty-two employees with a fair value of $91,348 as of the grant date.

On June 13, 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of issuance was $24,813.

On December 27, 2013, 2,500 shares of common stock were issued to a consultant for services.  These shares were expensed at a fair value of $15,399 as of the date of issuance.

Warrants and Options Issued During 2013
June 24, 2013 options to purchase 350,000 shares of restricted common stock at a price of $6.25 per share were granted to three officers under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $6.25 per share, volatility of 44%, risk-free interest rate of 0.73% and a term of 3 years.  These options vest: one third per year beginning at one year from the date of grant.

Note:  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock.  As of December 31, 2013, no shares of Series A and Series B Convertible Preferred or Series C Preferred Stock are issued and outstanding.

Shares Eligible for Future Sale
As of December 31, 2013, we had outstanding 20,566,663 shares of Common Stock.  Of these shares, 20,220,613 shares are freely tradable without restriction or limitation under the Securities Act.

The 346,050 shares of Common Stock held by existing shareholders as of December 31, 2013 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Item 6.    Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this filing.  The selected consolidated balance sheet data as of December 31, 2011, 2010, and 2009 and the selected consolidated  statement of operations data for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements that are not presented in this filing.  The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data.  The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations from our consolidated financial statements.

The selected historical consolidated financial data as of any date and for any period are not necessarily indicative of the results that may be achieved as of any future date or for any future period.  You should read the following selected historical financial data in conjunction with the more detailed information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes that we have presented elsewhere in this filing.

For information regarding the Company’s acquisitions, see Note 4, ACQUISITION.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Statements of Operations Data:
Total revenues	$60,651,665	$41,084,589	$38,938,326	$37,575,157	$26,376,576
Cost of revenues	36,878,895	25,707,893	24,133,073	22,727,210	16,165,173
Selling, general and administrative	22,777,600	16,221,373	13,347,853	11,991,976	10,430,613
Research and development	890,461	791,332	716,321	740,396	56,042
Bad debt	211,546	65,763	82,192	64,684	114,808
Impairment of assets ( a)	-	278,428	-	3,524,141	10,834,980
Other income (expense)	156,152	76,502	14,979	(71,440)	(138,806)
Derivative expense ( b)	(427,818)	-	-	-	-
Gain on sale of technology rights ( c)	-	-	143,636	-	-
Impairment on note receivable ( d)	(502,194)	-	-	-	-
Earnings from equity investment	24,766	59,623	41,472	78,074	(41,424)
Interest expense - amortization of debt offering costs and debt discount	(42,777)	(73,333)	(334,747)	(3,859,342)	(3,096,641)
Interest expense	(442,849)	(575,199)	(918,189)	(1,151,617)	(1,520,477)
(Loss) from operations before taxes	(1,341,557)	(2,492,607)	(393,962)	(6,477,575)	(16,022,388)
Provision for taxes	417,118	33,714	29,810	111,138	-
Consolidated (loss) from continuing operations	(1,758,675)	(2,526,321)	(423,772)	(6,588,713)	(16,022,388)
Basic and diluted (loss) per common share	$(0.10)	$(0.25)	$(0.06)	$(1.05)	$(2.85)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Cash and cash equivalents	$16,575,508	$3,039,840	$176,775	$373,823	$391,486
Short term investments	10,868,961	-	-	-	-
Total current assets (excluding held for sale)	44,683,646	13,228,556	8,117,628	8,489,646	6,843,211
Total assets (excluding held for sale)	95,232,405	36,723,461	31,978,491	32,687,566	35,359,035
Total current liabilities (excluding held for sale)	15,342,144	4,657,345	9,077,805	9,967,199	7,506,836
Total long term liabilities (excluding held for sale)	9,394,106	7,303,683	10,303,683	10,680,560	22,376,347
Total liabilities (excluding held for sale)	24,736,250	11,961,028	19,381,488	20,647,759	29,883,183
Stockholders' equity	70,496,155	24,762,433	12,597,003	12,299,120	5,936,651
Preferred shares outstanding	-	-	50,543	50,543	50,543
Common shares outstanding	20,566,663	10,883,280	7,314,513	7,136,523	5,661,255

(a)	During the year ended December 31, 2012, management determined that an impairment of $278,428 related to the intangible, trademark and trade name V-Infinity was necessary. During the year ended December 31, 2010, management determined impairments of $3,105,956 related to technology rights and $418,185 related to patents were necessary. During the year ended December 31, 2009, management determined impairments of $210,403 related to intangible, patent pending technology, $246,237 related to intangible, customer list, $136,811 related to patents, and $10,241,529 related to goodwill were necessary.
(b)	In October 2013, in conjunction with the financing of the purchase of the headquarters facility. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%. The Company recorded a $427,818 expense associated with the derivative nature of the swap agreement.
(c)	During the year ended December 31, 2011, in an effort to concentrate our business focus on our core product development and marketing, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000 and recognized a gain on sale of technology rights of $143,636.
(d)	During 2013, it was determined that the note receivable related to the divestment of Comex Electronics had become impaired, at which time the Company recorded an impairment of $502,194.

(e)	In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd. now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. At December 31, 2013, the remaining balance on this note receivable is fully reserved against. The operations of CUI Japan were not affected by this divestment. As such, the operations of Comex Electronics are reported in discontinued operations for the year ended December 31, 2011.
(f)	Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global acquired Goodwill of $5,484,956, intangible, customer lists $7,680,110, intangible, order backlog $3,673,526, intangible, technology-based asset know how $3,111,286, intangible, technology based asset software $674,359 and intangible, trade name $1,975,262.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2013 and notes thereto included in this document and our un-audited 10-Q filings for the first three quarters of 2013  and the notes thereto.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

CUI, Inc. and CUI Japan - Subsidiaries
CUI, Inc. is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan. Both CUI, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing an 11.54% interest thru June 30, 2013 and 8.62% interest thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

Asset Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  As of December 31, 2013, management has determined that no impairment of goodwill or other long-lived assets exists. During the year ended December 31, 2013, management did record an impairment of $502,194 for the remaining balance of a note receivable from the divestment of Comex Electronics.

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

Revenue Recognition
Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns.  For one distributor that comprises 33% of revenue, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns.  For a different distributor arrangement that represents 2% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

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

Liquidity and Capital Resources
General
As of December 31, 2013, CUI Global held Cash and cash equivalents of $16,575,508 and investments of $10,868,961. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand, cash from operations, proceeds from equity financings and debt during the year ended December 31, 2013.

Cash Provided by Operations
Operating requirements generated positive cash flow from operations of $1,653,491 during the year ended December 31, 2013, versus negative cash flow from operations of $1,803,659 for the same period 2012 and positive cash flow of $860,705 during 2011. The change in cash provided by operations is primarily the result of the net loss during the year ended December 31, 2013 of $1,758,675 of which significant non-cash items impacted profitability. Exclusive of those non-cash items, the net result for the year ended December 31, 2013 was positive $3,293,328. The improvement in the net loss, during the year ended December 31, 2013 as compared with 2012 is associated with the increase in revenues and related gross profits, both from the addition of Orbital Gas Systems Limited in April 2013 which contributed approximately $17.5 million of revenues during the last three quarters of 2013 and the growth in the Power and Electro-Mechanical segment of CUI, Inc. and CUI Japan which had increased revenues over the prior year of approximately $2.1 million. The increase in revenues through the Power and Electro-Mechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and GasPT2, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital Gas Systems as well as the overall growth in expenses of the business in relation to the growth in revenues.

A factor that impacted the cash provided by operations include decreased receivables of approximately $1.6 million associated primarily with CUI Inc. and CUI Japan associated with the timing of deliveries and related sales terms. Additionally, the cash flow from operations was impacted by an approximately $1.7 million increase in inventory which is primarily a function of product held for scheduled customer orders. An increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the GasPT2 products and prepaid insurance premiums. Further, a payment of $1.8 million was issued toward an accrued obligation for services provided to Orbital. The decrease in accrued taxes payable is primarily associated with payment of value-add-tax in the UK of $0.8 million. Unearned revenue and billings in excess of costs increased during the period, these are associated with several customer prepayments and deferred revenues including on certain power and electro-mechanical product sales through distribution.

The decrease in cash flow during the year ended December 31, 2012 as compared to 2011 is primarily the result of a larger net loss attributable to CUI Global, Inc. in 2012 of $2,526,321 which included increased sales related travel for CUI, Inc. to manage third party sales representatives, reach new customers, maintain existing customers, and promote new product lines including Novum and Solus, professional fees expenses related to engineering support, testing fees and travel expenses related to the GasPT2 product as the Company increased the GasPT2 exposure to customers in North America, parts of Europe and elsewhere, increased expenses associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increased advertising costs for company products, increased commissions to third party sales representatives related to the increase in sales, increased expenses associated with the growth in operations at CUI Japan, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues.  Additional factors that impacted the cash from operations between 2012 and 2011 include increases in trade accounts receivable, inventory, accounts payable and unearned revenue of $1,337,048, $1,290,794, $382,852, and $300,786, respectively, and decreases in prepaid expenses and other current assets of $280,917.  The increase in trade accounts receivable is largely attributed to the increased revenues in the fourth quarter of 2012, $11,890,762 as compared to $9,744,499 during the same period in 2011.  The increase in inventory is primarily related to the inventory on hand associated with the increased back log of customer orders at December 31, 2012 of $14,149,352 as compared with $9,244,748 at December 31, 2011 and increased inventory of GasPT2 units on hand at year end to prevent potential shortages for future customer orders associated with manufacturing and calibration lead times.  The increase in accounts payable is associated with the increase in inventory levels and fourth quarter activity during 2012 as well as timing in relation to payment terms with vendors.  The increase in unearned revenue is related to an increase in the accrual for potential returns from customers and deposits received from customers for orders that have not been fulfilled as of December 31, 2012.  The decrease in prepaid expenses and other current assets is primarily related to decreases in prepayments for inventory purchases as compared to the prior year, which will vary based on the products purchased and the vendors utilized.

During 2013, 2012 and 2011, the Company used stock and warrants as a form of payment to certain vendors, consultants and employees.  For 2013, 2012 and 2011, respectively, the Company recorded a total of $541,691, $1,190,081 and $227,867 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.  The decrease in 2013 as compared to 2012 is attributable to decreases in stock compensation expense for stock issued to consultants for strategic investor marketing services and employee stock compensation, offset by an increase in stock compensation expense for stock issued to a consultant for engineering and customer services provided and an increase in options related expenses for options granted to employees that expense over their associated vesting life.  The large increase in 2012 as compared to 2011 is attributable to increased stock compensation expense for stock issued to consultants for strategic investor marketing services, employee stock compensation and options expenses.

During 2013, CUI Global recorded one significant non-cash entry – $42,777 of non-cash interest expense, including amortization of debt offering costs. During 2012, the Company recorded two significant non-cash entries - $73,333 of non-cash interest expense, including amortization of debt offering costs and $278,428 for the impairment of intangible, trademark and trade name V-Infinity.  The intangible, trademark and trade name V-Infinity was determined to have a finite life and an impaired value during 2012.  As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years.  During 2011, CUI Global recorded one significant non-cash entry - $334,747 of non-cash interest expense, including amortization of debt offering costs.  The decrease in the non-cash interest expense, including amortization of debt offering costs is the result of the completion in mid year 2011 of the amortization of the beneficial interest associated with debts from the CUI, Inc. acquisition offset by an increase in the amortization of debt issuance costs associated with the Wells Fargo debts.

During 2013 and 2012, the Company had no cash flows from discontinued operating activities whereas in 2011, the Company had positive cash flow from discontinued operations of $22,141.

As the Company focuses on technology development and product line additions during 2014, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments
During the years ended 2013, 2012 and 2011, CUI Global invested $2,523,418, $685,269 and $422,970, respectively, in fixed assets.  These investments typically include additions to equipment and software for engineering and research and development, tooling for manufacturing, furniture, regular computer equipment and software upgrades for office personnel and other fixed assets as needed for operations.  The 2013 investments in property and equipment included the down payment toward the October 2013 acquisition of the headquarters facility, which is discussed below in Investing Activities – related party activity.  The Company anticipates further investment in fixed assets during 2014 in support of its on-going business and continued development of product lines and technologies.

CUI Global invested $414,700, $80,343 and $44,064 in other intangible assets during 2013, 2012 and 2011, respectively.  $412,200 of the 2013 investments are related to the July 2013 acquisition of the exclusive worldwide intellectual property license to the VE probe technology, including both pipeline sampling and thermowell applications. The licenses terms include ongoing minimum royalties during the term of the exclusive agreement.  The 2012 investments were related to the new CUI, Inc. website.  The 2011 investments were related to the new CUI Global and CUI Japan websites totaling $37,418 and capitalized patent costs of $6,646.  The Company’s websites are utilized to communicate with our investors, customers, vendors and other stakeholders.  The Company expects its investment in other intangible assets may continue throughout 2014.

During 2013, 2012 and 2011, CUI Global had proceeds from notes receivable of $33,451, $46,808 and $63,506, respectively.

Also, during 2011, the Company had proceeds of $425,000 from the sale of technology rights in relation to the sale of our WayCool and WayFast patent portfolio to Olantra Fund X LLC.

The Company invested $10,868,961 in short term investments classified as held to maturity during the year ended December 31, 2013. These investments included money market securities, certificates of deposit, commercial paper and corporate notes.  There were no funds invested in short term investments classified as held to maturity during the years ended December 31, 2012 or 2011. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations.  This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global at December 31, 2013 had Goodwill of $5,484,956, intangible, customer lists $7,680,110, intangible, order backlog $3,673,526, intangible, technology-based asset know how $3,111,286, intangible, technology based asset software $674,359 and intangible, trade name $1,975,262.

There were no cash flows in 2013 or 2012 associated with discontinued investing activities.  For the year ended December 31, 2011, there was $195,278 provided by discontinued investing activities.

Investing Activities- related party activity
On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate. The purchase price for this acquisition was $5,050,000.  As part of this transaction, the Company had a third party appraisal performed on the value of the facility acquired to ensure a fair price was obtained in the acquisition.  The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 with the remaining purchase price being paid from cash on hand.

Financing Activities
See, above, the section entitled Recent Sales of Unregistered Securities for a complete listing of all securities transactions.

During the year ended December 31, 2013, the Company received net proceeds after related expenses of $45,135,280 from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, made payments of $459,448 against the line of credit, $2,000,000 of payments were made against the related party note payable, $12,694 of payments against the mortgage note payable and payments of $68,050 were made against capital leases of motor vehicles and equipment at Orbital.   For further discussion of the proceeds from the sale of common stock in 2013, see Note 12. STOCKHOLDERS’ EQUITY:

During the year ended December 31, 2012, the Company received proceeds of $13,532,285 from the sales of common stock, net of offering costs and the exercise of warrants, $1,069,452 of payments were made against the demand notes payable, $4,000,000 of payments were made against the term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A., $3,000,000 was paid against the principal balance of the IED related party note payable associated with the acquisition of CUI, Inc., and $35,000 was utilized to repay a related party convertible note payable owed to an officer of the Company.  For further discussion of the proceeds from the sale of common stock in 2012, see Note 12. STOCKHOLDERS’ EQUITY.

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

During 2013, 2012 and 2011, $2,322,863, $3,468,221 and $1,110,809, respectively in principal and interest payments were made in relation to the promissory notes issued to related party , IED, Inc. The 2013 payment utilized $2,000,000 from the equity sale proceeds for the repayment of principal.  In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.  The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal.  The 2011 payment included a note receivable balance of $192,508 held by CUI Global that was conveyed to IED, Inc. and applied towards the promissory note balance in accordance with a settlement agreement.

Please see Note 13. Related Party Transactions and Note 9. Notes Payable for further discussion of these transactions.

Recap of Liquidity and Capital Resources
During the year ended December 31, 2013, the Company continued to improve its financial strength. This included completion of the equity raise which resulted in net proceeds of $45,135,280 after related expenses, the acquisition of Orbital Gas Systems Limited which resulted in cash paid upon acquisition, net of cash received of $17,709,507, repayment of $2,000,000 in principal toward the note payable with International Electronic Devices, Inc., thereby reducing the balance of the note payable to $5,303,683, the purchase and partial financing through Wells Fargo Bank, N.A. of the Tualatin, Oregon headquarters real estate,   and an improved net loss from the prior year, which includes significant amortization expense associated with intangible assets acquired as part of the April 2013 Orbital acquisition.   In conjunction with the repayment of $2,000,000 of principal towards the IED note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date.

The Wells Fargo mortgage promissory note has a balance at December 31, 2013 of $3,681,056 due, of which $76,814 is the current portion.  The Wells Fargo promissory note has an interest rate of 2% above LIBOR, payable over ten years, secured by a deed of trust on the purchased property executed by CUI Properties, LLC and guaranteed by CUI Global, Inc.  In conjunction with the purchase and promissory note, Wells Fargo and the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 that effectively maximizes the annual interest rate at 6.27%.  As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank.

During the year ended December 31, 2013, the Company maintained a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the Daily Three Month LIBOR plus 3.25%. Effective April 3, 2012, the Wells Fargo LOC expiration was extended to July 31, 2015.

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

As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.  At December 31, 2013, there was no balance outstanding on the line of credit.

At December 31, 2013, the Company had cash and cash equivalents balances of $16,575,508 and short term investments held to maturity of $10,868,961.  At December 31, 2013 and 2012, the Company had $2,964,871 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $137,156 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC).  At December 31, 2013 the Company held $108,747 in Japanese foreign bank accounts and $6,984,417 in European foreign bank accounts.  At December 31, 2013, the Company had $9,750,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

The following tables present our contractual obligations as of December 31, 2013:

Capital lease obligations

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum lease payments	$83,904	$18,752	$14,663	$11,390	$10,165	$3,393	$142,267

Operating lease obligations

	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases:	$77,895	$6,183	$-	$-	$-	$-	$84,078

Notes payable and working capital line of credit obligations

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturities:	$76,814	$80,746	$84,874	$89,218	$93,780	$8,559,307	$8,984,739

As of December 31, 2013 the Company had an accumulated deficit of $77,930,497.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had no off-balance sheet arrangements.

Results of Operations
The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2013, 2012 and 2011.

Revenue
During the years ended 2013, 2012 and 2011, total revenues were $60,651,665, $41,084,589 and $38,938,326.  The increase in revenues during 2013 is attributable to the acquisition of Orbital Gas Systems Limited  in April 2013 (Gas segment) which accounts for $17,460,605 of the increase, in addition to increases through the Power and Electro-Mechanical segment of $2,106,471 which is the result of continued product introductions during 2013 and 2012, sales and marketing efforts, the addition of Future Electronics as a distribution channel following the global distribution agreement between CUI and Future Electronics that began in January 2013, and the increased back log of CUI orders on hand at December 31, 2013.

The customer orders related to the Power and Electro-Mechanical segment (CUI, Inc. and CUI Japan) are associated with continued product introductions, continued sales and marketing programs, new customer engagements, the addition of Future Electronics as a distributor of CUI products, and the strengthening within the electronic components industry.

The Power and Electro-Mechanical segment held a backlog of customer orders of approximately $13,350,030 million as of December 31, 2013 as compared to a backlog of customer orders of approximately $11,674,352 as of December 31, 2012 and $9,244,748 at December 31, 2011. This increase is reasonable given the overall growth within the Power and Electro-Mechanical segment. At December 31, 2013, Orbital Gas Systems Limited held a backlog of customer orders of approximately $25.0 million.

CUI, Inc. introduced 808 new products during the year ended 2013. The continued product expansion and moving smaller sales through the distribution channel is expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and continued product introductions in efforts to have CUI products designed into new projects.

The growth in 2012 from 2011 is primarily due to management’s decision to continue to push smaller sales through the distribution sales channel and focus on larger value direct sales through the Power and Electro-Mechanical segment as well as the continued expansion of CUI’s product offering and further penetration in the Japanese market through CUI Japan. This change resulted in a 4.7% decrease in the total number of customer sales orders processed, while total revenues increased $2,146,263, or 5.5% during 2012. CUI introduced 207 new products within the Power and Electro-Mechanical segment during the year ended 2012.

The revenue for the year ended December 31, 2013 is comprised of Power and Electro-Mechanical segment sales through CUI Inc. of $41,568,482, CUI Japan of $1,185,266 and $41,312 from freight, and $17,856,605 from the Gas segment operations of Orbital Gas Systems Limited. The revenue for the year ended December 31, 2012 is comprised of $39,802,620 through CUI Inc., $1, 228,430 through CUI Japan, and $53,539 from freight. The revenue for the year ended December 31, 2011 is comprised of $38,366,403 from CUI Inc., $511,295 from CUI Japan and $60,628 from freight.

Cost of Revenue
The cost of revenue for the years ended December 31, 2013, 2012 and 2011 were $36,878,895, $25,707,893, and $24,133,073, respectively. The significant increase during 2013 compared to the prior year is primarily the result of the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $10,610,576 of the increase while the remainder is representative of the growth in revenues through CUI Inc. and CUI Japan. The significant increase during 2012 compared to 2011 is primarily the result of the overall growth in sales. As a percentage of sales, the cost of revenue remained relatively consistent at 60.80% for 2013 compared with 62.57% in 2012 and 61.98% in 2011.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to $19,498,526 for the year ended December 31, 2013 from $15,491,080 for the same period during 2012. This increase of $4,007,446  is primarily the result of the acquisition of Orbital Gas Systems Limited in April 2013 and its ongoing operations which accounts for $4,403,411 of the increase in addition to a decrease of $648,390 in expenses for stock issuances and options expense related to employee compensation and issuances to consultants for strategic investor marketing services, engineering and sales services.

The SG&A expenses increased $2,913,991 between 2012 and 2011, primarily in relation to an increase of $616,695 of stock compensation expense for issuances to consultants related to strategic investor marketing services, an increase of $400,290 for investor relations related expenses including travel, supplies, conferences, meetings and cash expenses for strategic investor marketing services, a $371,574 increase in sales related travel for CUI, Inc. related sales activity to manage third party sales representatives, reach new customers, maintain existing customers and promote new product lines including Novum and Solus, $298,600 of stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals, $242,352 in expenses associated with professional fees related to engineering support, testing fees and travel expenses related to the GasPT2 product as the Company increased the GasPT2 exposure to customers in North America, parts of Europe and elsewhere, an increase of $130,206 in costs associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increase in costs associated with an increase in advertising costs for company products of $34,666, increased commissions to third party sales representatives related to the increase in sales, growth in operations at CUI Japan associated with the increase in revenues, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues.

The total dollar amount of SG&A as a percentage of total revenue decreased to 32.1% for 2013 as compared to 37.7% in 2012 and 32.3% in 2011.

The Company anticipates the amount of its sales and marketing expenditures and general and administrative expenses will further increase in 2014 which will be the first full year with Orbital Gas Systems Limited operations included in CUI Global operations. Additional factors regarding the anticipated increase in SG&A expenditures for 2014 include costs associated with the continued efforts to increase revenues, further expand distribution sales for the CUI Inc. product lines, continued work to penetrate the market with its newer product lines including GasPT2, Novum and Solus as well as seeks to continue to further its technology offerings. However, as a percentage of total revenues, management expects the 2014 SG&A to be consistent or better than 2013 result as the Company continues to increase total revenue, particularly as the GasPT2 product line gains traction in the market place.

Depreciation and Amortization
The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets. During the years ended December 31, 2013, 2012 and 2011, the depreciation and amortization expenses were $3,279,074, $730,293 and $770,764, respectively. The large increase in the depreciation and amortization expense between 2013 and 2012 is primarily the result of the amortization expense of $2,234,268 associated with the identifiable intangible assets that were acquired with Orbital Gas Systems Limited during 2013 over their estimated useful lives, as well as the addition of depreciation expense for tangible depreciating fixed assets at Orbital. The decrease of $40,471 between 2012 and 2011 in depreciation and amortization expense is associated primarily with the decrease in amortization of technology rights following the sale of the WayCool and WayFast technologies in 2011 offset by increased depreciation related to investments in capital assets as well as the amortization of the intangible, trademark and trade name V-Infinity which began amortizing in 2012.

Research and Development
The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the GasPT2. Research and development costs were $890,461, $791,332 and $716,321 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects that 2014 research and development expenses will be consistent with 2013 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were $0, $278,428 and $0 of impairment expenses recorded by the Company in 2013, 2012 and 2011, respectively.

Bad Debt
Bad debt expense increased to $211,546 for the year ended December 31, 2013 from $65,763 for the same period ended 2012 and $82,192 in 2011. Additional bad debt expense for the year ended December 31, 2013 relates to miscellaneous customer receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the CUI Global has determined the balance to be uncollectible. Bad debt expenses in 2013, 2012 and 2011 represents less than ½% of total revenues and relates to miscellaneous receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income
During the years ended 2013, 2012 and 2011, the Company had other income of $235,913, $95,069 and $53,657, respectively. Other income for the year ended December 31, 2013, consisted of $114,694 of interest income, $95,894 of foreign exchange gain, $24,433 of rental income, $806 in bad debt recoveries and $86 of other income. Other income for the year ended December 31, 2012, consisted of $49,475 of foreign exchange gain, $30,620 of interest income, $12,000 of rental income, $2,636 of other income and of $338 in bad debt recoveries. For the year ended December 31, 2011, other income consisted of $18,688 in bad debt recoveries, $17,592 for interest income, $15,103 of foreign exchange gain and $2,274 in other income.

Impairment on note receivable
The impairment on note receivable during 2013 is related to fully reserving against the July 1, 2011 note receivable from Comex Electronics and its owners following notification that the primary owner had passed away in December 2013 and the Company intended to seek bankruptcy protection under Japanese law.  CUI Global is pursuing its recovery options regarding the amounts owed by Comex Electronics and its owners, however, as of December 31, 2013, CUI Global has determined it is appropriate to fully reserve against these balances.

Investment Income
The Company recognized investment income on equity investment in an affiliate of $24,766, $59,623 and $41,472 for the years ended December 31, 2013, 2012 and 2011, respectively.

Financing Fees
During 2013, the Company incurred financing fees associated with the equity raises of $3,164,720. During 2012, the Company incurred $1,590,259 financing fees. During 2011, the Company did not incur financing fees. These fees were offset against Additional Paid in Capital in relation to the equity proceeds.

Change in Value of Warranty Liability
During 2013, following the acquisition of Orbital Gas Systems, the Company now reports a warranty liability of approximately $0.2 million which is included in accrued expenses on the balance sheet. For the years ended 2012 and 2011, there was no warranty liability.

Non-cash Interest Expense
The Company recorded an expense of $42,777, $73,333 and $334,747 during 2013, 2012 and 2011, respectively, for non-cash interest expenses, including amortization of debt offering costs. The decrease in this expense during 2013 is primarily associated with the completion in 2012 of the amortization of the discounts on debt related to the CUI Inc. acquisition in 2008 and the completion in 2013 of the amortization of the debt offering costs associated with Wells Fargo related debts. The decrease in this expense during 2012 as compared to 2011 is associated with the completion in 2011 of the amortization of the discounts on debt related to the CUI Inc. acquisition in 2008.

Interest Expense
The Company incurred $442,849, $575,199 and $918,189 of interest expense during 2013, 2012 and 2011, respectively. Interest expense is for interest on the secured and unsecured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans. The decreases in 2013 and 2012 are the result of reductions in debts during both 2013 and 2012 through utilizing the proceeds from the sales of equity. During Q4 2013, the Company increased debt by obtaining a promissory note from Wells Fargo Bank, N.A. for the financing of the purchase of the headquarters facility in Oregon, which is discussed further in Item 2. Properties.

Profit (loss) from discontinued operations
For the years ended December 31, 2013 and 2012, there was no activity related to discontinued operations. During 2011, CUI Global recognized a loss from the discontinued operations of Comex Electronics of $160,153, a gain on divestment of Comex Electronics of $603,034 in discontinued operations, and a net income from discontinued operations of $442,881.

Consolidated Net Loss
The Company had a net loss of $1,758,675 for the year ended December 31, 2013 as compared to a net loss of $2,526,321 and net profit of $19,109 for the years ended December 31, 2012 and 2011, respectively. The loss in 2013 is largely attributable to the non-cash amortization expenses associated with intangible assets acquired with the April 2013 acquisition of Orbital Gas Systems. Total amortization of intangible assets during 2013 was $2,522,203 as compared to $150,432 in the prior year. Additionally, the Company recognized bad debt expense of $211,546 for miscellaneous customer receivables for which collection is uncertain and $502,194 for the impairment of note receivable relative to the remaining balance of the note receivable for the divestment of CUI Global’s 49% interest in Comex in 2011. Exclusive of those items, the Company showed significant improvement as compared to 2012 which is the result of the increase in revenues through CUI Inc. and CUI Japan of approximately $2.1 million as well as the acquisition of Orbital Gas Systems in April 2013 which contributed approximately $17.5 million to revenues during the year ended December 31, 2013. The company improved its gross profit margin during 2013 to 60.80% from 62.57% in 2012 and significantly improved its selling, general and administrative expenses as a percentage of total revenue from 37.71% in 2012 to 32.15% in 2013. Additionally, with the acquisition of Orbital Gas Systems Limited, the Company experienced an increase in income tax related expenses primarily related to the United Kingdom as the amortization of intangibles expenses are not allowed under U.K. tax rules. The decrease in 2012 as compared to 2011 is primarily the result of the following items discussed in the above sections: an increase in total revenues of $2,146,263, an increase in cost of revenues of $1,574,820, an increase in selling, general and administrative expenses of $2,913,991, no gain on the sale of technology rights in 2012 as compared to a gain of $143,636 in 2011, a decrease in amortization of debt offering costs of $261,414, decreased interest expense of $342,990 and the full year in 2012 without the losses incurred in relation to the operations of Comex Electronics divested in 2011 or the associated gain on the divestment of $603,034.

Effect of Inflation and Changing Prices
The Company believes, that during fiscal years ended December 31, 2013, 2012 and 2011, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This update simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 21): Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This update updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This update is applicable to entities that have derivatives accounted for in accordance with Topic 815 that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The ASU is effective for fiscal years beginning on or after January 1, 2013. This update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topice 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. This update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The adoption of this provision is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. This market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates
The Company conducts operations in three principal currencies: the U.S. dollar, the British pound sterling and the Japanese yen. These currencies operate primarily as the functional currency for the Company’s U.S., U.K. and Japanese operations, respectively. Cash is managed centrally within each of the three regions with net earnings invested in the U.S. and working capital requirements met from existing U.S. intercompany liquid funds.

Because of fluctuations in currency exchange rates, the Company is subject to currency translation exposure on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency, the U.S. dollar, for consolidation purposes. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

Revenues and operating expenses are primarily denominated in the currencies of the countries in which our operations are located, the U.S., U.K. and Japan. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended December 31, 2013 and December 31, 2012:

		British Pound
	U.S. Dollars	Sterling[1]	Japanese Yen
Fiscal year ended December 31, 2013
Revenues	69%	29%	2%
Operating expenses	71%	28%	1%
Fiscal year ended December 31, 2012
Revenues	97%	0%	3%
Operating expenses	99%	0%	1%

1 On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited which was effective April 1, 2013.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments.  The Company believes, that during fiscal ended December 31, 2013, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Investment Risk
The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield.  Our Investment officers, CEO and CFO, oversee the investment portfolio and compiles a quarterly analysis of the investment portfolio.

Cash and cash equivalents are diversified and maintained with several financial institutions.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenues concentrations with large customers.  Additionally, the Company has a large concentration of trade receivables and revenues in the United Kingdom.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Liggett, Vogt & Webb, P.A. dated March 31, 2014 are attached hereto and incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Liggett, Vogt & Webb, P.A. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report, due to material weaknesses in our internal control over financial reporting related to (i) our CFO having Super User rights within the Company’s accounting software, (ii) failures in applying revenue recognition policies in accordance with U.S. GAAP, and (iii) segregation of duties and management oversight related to cash account access rights and authorities.

Management's Annual Report on Internal Control over Financial Reporting
Management of CUI Global, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on its assessment, management concluded that the Company's internal control over financial reporting as of December 31, 2013 was ineffective as a result of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses in our internal control over financial reporting:

•              The Company was improperly recognizing revenue related to contracts by applying a Non-U.S. GAAP methodology under percentage of completion accounting as well as improperly recognizing revenue related to distribution agreements, which resulted in material year-end adjustments to correct the errors,
•              The Chief Financial Officer maintains “Super User” rights in the Company’s general ledger software.  This access prevents proper segregation of duties and increases opportunities for management’s override of internal controls.
•              The Company identified a failure in segregation of duties and management oversight related to the access rights and authorization related to cash accounts at Orbital Gas Systems Limited.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

As permitted by the Securities and Exchange Commission, management's evaluation of internal control over financial reporting excluded the internal control activities of Orbital Gas Systems Limited, which we acquired effective April 1, 2013, which entity is included in our December 31, 2013 consolidated financial statements and constitutes 40.1% of the Company's consolidated total assets as of December 31, 2013 and 28.8% of the Company's consolidated net sales for the fiscal year ended December 31, 2013.

Liggett, Vogt & Webb, P.A., our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has identified additional steps necessary to address the material weaknesses described above.  These measures include the implementation of the overall internal control over financial reporting procedures at Orbital Gas Systems Limited.  Specific to these material weaknesses, management has implemented appropriate controls and procedures around percentage of completion revenue recognition , recognition of revenue under distribution agreements, removal of “Super User” accounting system access rights by CFO, as well as segregation of authorities over cash account access and rights therein.  Management has implemented these additional procedures and expects these material weaknesses to be resolved fully in 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CUI Global, Inc.

We have audited CUI Global, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992). CUI Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Orbital Gas Systems Limited from its assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Company during 2013. We have also excluded Orbital Gas Systems Limited from our audit of internal control over financial reporting. Orbital Gas Systems Limited is a wholly-owned subsidiary whose total assets and total revenues represent 40.1% and 28.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•              The Company was improperly recognizing revenue related to contracts by applying a Non-U.S. GAAP methodology under percentage of completion accounting as well as improperly recognizing revenue related to distribution agreements, which resulted in material year end audit adjustments to correct the errors.

•              The Chief Financial Officer maintains “Super User” rights in the Company’s general ledger software.  This access prevents proper segregation of duties and increases opportunities for management’s override of internal controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 31, 2014, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CUI Global, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of CUI Global, Inc. and Subsidiaries, and our report dated March 31, 2014 expressed an unqualified opinion.

Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2014

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and have served two-year terms or until their successors have been elected and qualified or until their earlier resignation or removal. Commencing with the 2013 Annual Meeting of Shareholders, we will elect our directors for a one year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2013, we have six directors, four of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market. Effective February 5, 2014, one of our directors resigned which position has not been filled as of the date of this filing.

The Board of Directors has four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.CUIGlobal.com. No incumbent director attended fewer than 100% of the total number of meetings held by the committees on which such director served.

The following are officers and directors of the Company with their ages as of December 31, 2013, and a list of the members of our four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee.

Colton R. Melby, Former Chairman of the Board of Directors, age 56 (Seat 7)

Effective June 11, 2008, Colton Melby was appointed to the Board of Directors and was elected by the Board of Directors to serve as Chairman of the Board of Directors. Mr. Melby continues to serve as Chairman of the Board of Directors.

Mr. Melby has a 20 year background in aerospace manufacturing. He spent 15 years as owner and chief executive officer of Metal Form, Inc., serving a customer base that included: Boeing, Bombardier, Rockwell, Grumman and Lockheed Martin, among others. One of Mr. Melby’s more notable investments was the financing and purchase of firearms-maker Smith & Wesson from London-based Tomkins PLC in 2001. Mr. Melby has investments in Earth 911, a successful recycling company dedicated to green initiatives and green recycling.

Effective February 5, 2014, Mr. Melby resigned from the Board of Directors. Upon Mr. Melby’s resignation, Mr. Clough, CEO, became the interim Chairman of the Board of Directors.

William J. Clough, Esq., President/Chief Executive Offıcer, Director and Interim Chairman and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd., age 62 (Seat 1)

Mr. Clough was first elected to the Board of Directors at the 2006 Annual Meeting of Shareholders. Mr. Clough continues to serve on the Board of Directors.

Mr. Clough was appointed President and Chief Executive Officer of CUI Global, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary to acquire the assets of CUI, Inc. Along with this acquisition Mr. Clough was appointed Chief Executive Officer of this subsidiary, now renamed to CUI, Inc. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

During late 2011 into early 2012, along with Company CFO, Daniel Ford, Mr. Clough led our efforts to complete a successful equity raise; coupled with a re-structuring of the Company’s capital structure and up-listing the Company to The NASDAQ Stock Market in February 2012. During the first quarter of 2013, Mr. Clough and Mr. Ford facilitated a public offering that raised in excess of $45,000,000. In conjunction with that equity raise, Mr. Clough had negotiated and consummated the acquisition of Orbital Gas Systems Ltd., an independent specialist gas control and instrumentation solutions provider in the United Kingdom. Orbital-UK is now a wholly owned subsidiary of CUI Global Inc.

Thomas A. Price, Director, age 70 (Seat 2)

Mr. Price has continuously served on the Board of Directors since the 2008 Annual Meeting of Shareholders.

Mr. Price has more than 30 years of business and operational management experience. He is the founder of Tom Price Dealership Group, a leading auto dealership with eleven franchises at six locations across California. Mr. Price developed the multi-brand San Francisco Auto Repair Center and a conference facility in Larkspur, California. Currently, Mr. Price is the owner of nine car dealerships in Northern California. He was Chairman of the Lexus National Dealer Advisory Board and charter member of the J.D. Power Dealer Roundtable. The Price Family Dealerships are major sponsors of Special Olympics of Marin, Dedication to Special Education, CASA/Advocates for Children, Marin Breast Cancer Council and the Golden Gate Shootout.

Matthew M. McKenzie, President/Chief Operational Officer of CUI, Inc., Chief Operating Officer, Corporate Secretary of CUI Global, Inc. and Director, age 33 (Seat 3)

Matt McKenzie has continuously served on the Board of Directors since the 2008 Annual Meeting of Shareholders.

Mr. McKenzie earned an MBA from George Fox University. He has been President of CUI since 2008, with an intimate knowledge of the business, its operations and its opportunities for growth. Over the past several years, Mr. McKenzie has worked to position CUI, Inc. for growth through sales and operation expansion as well as channel development and technology development. Mr. McKenzie has developed significant channel expansion, company growth, and brand identity in the electromechanical component space. He spearheads the research, development and implementation of the Novum and Solus technologies.

Sean P. Rooney, Director, age 42 (Seat 4)

Mr. Rooney has continuously served on the Board of Directors since the 2008 Annual Meeting of Shareholders.

Mr. Rooney brings to the CUI Global board nearly 20 years of financial management experience. He currently serves as Senior Director of Investments for Oppenheimer & Co. Inc., a leading full service investment banking, securities and wealth management firm. Prior to joining Oppenheimer, he served in a similar capacity at Maxim Group, a boutique investment bank in New York, and Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K. Through his many years of experience, Mr. Rooney has built a vast network of industry resources and contacts.

Mr. Rooney graduated from C. W. Post University in 1993 with a Bachelors of Arts degree in Business Administration. Mr. Rooney currently manages a clientele of high net worth investors, institutions and foundations.

Corey A. Lambrecht, Director, age 44 (Seat 6)

Mr. Lambrecht has continuously served on the Board of Directors since the 2007 Annual Meeting of Shareholders.

Mr. Lambrecht is a 14+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht currently serves as the President of Earth911, Inc. and is a current director of Guardian 8 Holdings and Carbon Credits International. He previously served as Director of Sales for Leveraged Marketing Associates, a worldwide leader in licensed brand extension strategies. While Executive Vice President for Smith & Wesson Holding Corporation he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort (sold to Freesoftwareclub.com), an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League. Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

Daniel N. Ford, Chief Financial Officer of CUI Global and subsidiaries, age 34

Mr. Ford has a background in accounting, including working at KPMG.  As CFO of CUI for in excess of five years, Mr. Ford moved CUI into a position of profitability and he provides efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes.  During 2012, along with Mr. Clough, Mr. Ford facilitated our equity raise and uplisting to The NASDAQ Stock Market. During the first quarter of 2013, Mr. Clough and Mr. Ford facilitated a public offering that raised net proceeds in excess of $45,000,000 and the purchase of Orbital Gas Systems, Ltd., an independent specialist gas control and instrumentation solutions provider located in the United Kingdom.

During his time with CUI, Mr. Ford has implemented advanced internal fixed asset tracking, implemented a ‘‘real time’’ inventory system and participated in implementing CUI’s ERP system. His skills as a financier have allowed CUI to acquire its current, 61,380 square foot headquarters building, to transition its banking relationships to Wells Fargo National Association, as well as to acquire CUI, Orbital and CUI Japan. Mr. Ford holds an MBA from George Fox University.

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charter of the Audit Committee, Charter of the Compensation Committee, policy for Director Independence, Nominating Committee guide, Disclosure Controls and Procedures and, most recently adopted, Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the internet and our website at www.CUIGlobal.com.

Our Corporate Governance Practices
We have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

The Board of Director’s Role in Risk Oversight
The Board of Directors and its committees have an important role in the Company’s risk oversight, management and assessment process. The board regularly reviews with management the Company’s financial and business strategies which include a discussion of relevant material risks as appropriate. The board discusses with the Company’s outside general counsel, as appropriate, its risk oversight and assessment as well as any material risks to the Company. In addition, the board delegates risk management responsibilities to the Audit Committee and Compensation Committee, which committees are each all comprised of independent directors. The Audit Committee, as part of its charter, oversees the Company’s risk oversight, management and assessment of the Company and oversees and assesses the risks associated with the corporate governance and ethics of the Company. Risk considerations are a material aspect of the Compensation Committee. The Compensation Committee is responsible for overseeing the management of risks relating to executive compensation. In addition, the Compensation Committee also, as appropriate, assesses the risks relating to the Company’s overall compensation programs. While the Audit Committee and Compensation Committee oversee the management of the risk areas identified above, the entire board is regularly informed through committee reports about such risks. This enables the board and its committees to coordinate the risk management, assessment and oversight roles.

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

Conducting Formal Independent Director Sessions
On a regular basis, at the conclusion of regularly scheduled board meeting, the independent directors are encouraged to meet privately, without our management or any non-independent directors.

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

Whistleblower Policy
In furtherance of our governance transparency and ethical standards, we recently adopted a comprehensive Whistleblower Policy that encourages employees to report to proper authorities incorrect financial reporting, unlawful activity, activities that are not in line with CUI Global Code of Business Conduct or activities which otherwise amount to serious improper conduct. Our Whistleblower Policy is posted on our website at www.CUIGlobal.com.

Accuracy of All Public Disclosure
It is the Company's policy that all public disclosure made by the Company should be accurate and complete, fairly present, in all material respects, the Company's financial condition and results of operations, and be made on a timely basis as required by applicable laws and securities exchange requirements. In order to oversee this policy, a Disclosure Committee Charter has been adopted by the Chief Executive Officer and Chief Financial Officer and ratified by our Audit Committee. You can view a copy of this document on our website at www.CUIGlobal.com or obtain a copy by making a written request to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.

Communications with the Board of Directors
Stockholders may communicate with the Board of Directors by writing to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct
The Board of Directors has adopted a Code of Ethics and Business Conduct for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.CUIGlobal.com or by making a written request to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.CUIGlobal.com.

Ensuring Auditor Independence
We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2013, our Board of Directors consists of six directors. Four of our six directors are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our Board of Directors has the following standing committees: Audit Committee, Nominating Committee, Compensation Committee and Disclosure Committee. Each of the committees operates under a written charter adopted by the Board of Directors. All of the committee charters are available on our website at www.CUIGlobal.com.

Audit Committee
The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the Stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements.

At December 31, 2013, the Audit Committee is comprised of Sean P. Rooney, Chairman, and Thomas A. Price, Deputy Chairman and Colton Melby, committee member. Messers Rooney, Price and Melby are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

Audit Committee Report
THE FOLLOWING REPORT OF THE AUDIT COMMITTEE DOES NOT CONSTITUTE SOLICITING MATERIAL AND SHOULD NOT BE DEEMED FILED OR INCORPORATED BY REFERENCE INTO ANY OTHER COMPANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES THIS REPORT BY REFERENCE THEREIN.

Audit Committee Report
The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process.

The Audit Committee has:
1.	Reviewed and discussed with management the audited financial statements included in the Company’s Annual Report on Form 10-K and the most recent Quarterly Report on Form 10-Q;
2.	Discussed with Liggett, Vogt & Webb, P.A., the Company’s independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T;
3.	Received the written disclosures and letter from Liggett, Vogt & Webb, P.A. as required by Independence Standards Board Standard No. 1 and
4.	Discussed with Liggett, Vogt & Webb, P.A. its independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Liggett, Vogt & Webb, P.A. is compatible with the auditor’s independence and determined that it is compatible.

Submitted by:	Sean P. Rooney
Thomas A. Price
Corey A. Lambrecht,
Audit Committee

Nominating Committee
The nominating committee consists of all of the members of the Board of Directors who are "independent directors" within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the stockholders and evaluation of sitting directors. The board has developed a formal policy for the identification and evaluation of nominees, Charter of the Nominating Committee of the Board of Directors, which can be reviewed on our website at www.CUIGlobal.com. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee reviews any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee considers director candidates nominated by stockholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by stockholders will be evaluated based on the same criteria described above. Stockholders desiring to suggest a candidate for consideration should send a letter to the Company's secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate's business and educational experience; (d) information regarding the candidate's qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board and no undertaking to do so is implied by the willingness to consider candidates proposed by stockholders.

Disclosure Committee
We have formed a Disclosure Committee, which has been adopted by our CEO and CFO (‘‘Principal Officers’’) and ratified by our Audit Committee. The Disclosure Committee assists our Principal Officers in fulfilling their responsibility for oversight of the accuracy, completeness and timeliness of our public disclosures including, but not limited to our SEC filings, press releases, correspondence disseminated to security holders, presentations to analysts and release of financial information or earnings guidance to security holders or the investment community. The Disclosure Committee consists of our Principal Officers, the individual or representative of the firm primarily charged with investor/public relations, the Audit Committee Chairman and outside SEC counsel. Our CEO is Chairman of the committee. Our Senior Officers may replace or add new members from time to time.  Our Senior Officers have the option to assume all the responsibilities of this committee or designate a committee member, who shall be a person with expertise in SEC and SRO rules and regulations with respect to disclosure, who shall have the power, acting together with our Senior Officers, to review and approve disclosure statements when time or other circumstances do not permit the full committee to meet. You may review the full text of our Disclosure Committee Charter on our website, www.CUIGlobal.com, under the link, governance.

Generally, the committee serves as a central point to which material information should be directed and a resource for people who have questions regarding materiality and the requirement to disclose. In discharging its duties, the committee has full access to all Company books, records, facilities and personnel, including the Board of Directors, Audit Committee, independent public accountants and outside counsel.

Compensation Committee
The Compensation Committee discharges the board’s responsibilities relating to general compensation policies and practices and to compensation of our executives. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee’s authority, duties and responsibilities are:
•	To annually review the Company’s philosophy regarding executive compensation.

•	To periodically review market and industry data to assess the Company’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.
•	To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers.
•	To establish and approve incentive levels and targets relevant to compensation of the executive officers.
•	To annually review and make recommendations to the board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.
•	To separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Company’s and the individual goals and objectives.
•	To periodically review and make recommendations to the board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation as the Compensation Committee may consider appropriate.
•	To administer and annually review the Company’s incentive compensation plans and equity-based plans.
•	To review and make recommendations to the board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.
•	To review and discuss with management, the Compensation Discussion and Analysis (CD&A), and determine the Committee’s recommendation for the CD&A’s inclusion in the Company’s annual report filed with the SEC on Form 10-K and proxy statement on Schedule 14A.
•	The Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.
•	The Committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the Committee. The Company must provide for appropriate funding, as determined by the Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the Committee.
•	The Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Committee, other than in-house legal counsel, only after taking into consideration the following factors:
(i)	the provision of other services to the Company by the person that employs the compensation consultant, legal counsel or other adviser;
(ii)	the amount of fees received from the Company by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or other adviser;
(iii)	the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;
(iv)	any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the Committee;

(v)	any stock of the Company owned by the compensation consultant, legal counsel or other adviser; and
(vi)	any business or personal relationship of the compensation consultant, legal counsel, other adviser or the person employing the adviser with an executive officer of the Company.
⋅	The Committee is not required to implement or act consistently with the advice or recommendations of the compensation consultant, legal counsel or other adviser to the Committee.

Compensation Committee Members
The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2013, the Compensation Committee consists of two members of the board of directors, Messers Colton R. Melby and Corey A. Lambrecht, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings
Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three meetings during fiscal 2013. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include:
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
•
Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

Compensation Committee Charter
Our Compensation Committee Charter is posted on our website at www.CUIGlobal.com.

Compensation Committee Interlocks and Insider Participation
None of the members of the Company’s Compensation Committee is or has at any time during the last completed fiscal year been an officer or employee of the Company. None of the Company’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on the Company’s board of directors or Compensation Committee during the last completed fiscal year.

Compensation Committee Report
We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the proxy statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Submitted by:	Compensation Committee
Colton R. Melby, Chairman
Corey A. Lambrecht

Item 11. Executive Compensation

Compensation Discussion and Analysis

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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long term incentive equity awards are granted in restricted stock or stock options. These awards generally vest over a two to four year period. This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long term strategic goals.

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

Setting Compensation Levels
To evaluate our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we may rely on analyses of peer companies performed by independent compensation consultants and on other industry and occupation specific survey data available to us. Our general benchmark is to establish both base salary and total compensation for the executive officers at or near the compensation of peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Company performance objectives and strategic goals, as well as being variable with stockholder value. Further, while the objective for base salary is at that of peer group data, executives’ base salaries are designed to reward core competencies and contributions to the Company and may be increased above this general benchmark based on (i) the individual’s increased contribution over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives
The Company’s business plans and strategic objectives are generally presented by management annually to the Board of Directors.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation.  In 2013, these non-financial performance goals and objectives included the successful equity raise; closing on the acquisition of Orbital Gas Systems Limited; the addition of a second distribution channel for CUI, Inc. products; continued product development and new product introductions; and general and administrative expense management.

Annual Evaluation
The Chief Executive Officer recommends the actual incentive award amounts for all other executives based on actual Company performance relative to the targets set as well as on individual performance and recommends the executives’ base salaries levels for the coming year. The Compensation Committee considers these recommendations generally at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each executive and for the executive’s base salary levels. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.

Special Evaluation
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

Incentive Compensation
Incentive compensation is intended to align compensation with business objectives and performance and enable the Company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Company. The executives’ incentive awards are based upon three key performance metrics: (i) the Company’s EBIDTA; (ii) achievement of agreed-upon strategic and corporate performance goals; and (iii) existing Employment Agreement.

The strategic and corporate performance goals are not intended to be a specific agreed-upon goal, but rather a general objective. Management and the board of directors discuss these factors and set objectives that are dynamic and change periodically. In setting these periodic goals, the board of directors discusses with management the nature of the objective and management’s proposed method of achieving the goal. These goals change throughout the operational process because of changing dynamics such as economic conditions, current success of marketing, availability of materials, availability of funding and overall momentum toward achieving the goal.

Incentive Plan Compensation
Incentive awards are paid out in cash, restricted common stock or option awards. The incentive award targets for the executives are established at the beginning of the year, generally, as a percentage of their base salary and the actual awards are determined at the following year’s annual board of directors meetings based on actual Company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year. In many instances the award of restricted common stock vests over a four year term in equal periodic tranches. The award of restricted common stock purchased through options generally, although not in every instance, vests immediately upon exercise of the option and generally has a validity of up to ten years and a per share purchase price of no less than the fair market value of our common stock on the date of grant. The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans
Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan. The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 3 months of service and are 21 years of age. The Company matches the employee’s contribution up to 6% of total compensation. CUI, Inc. made total employer contributions, net of forfeitures, of $245,594, $215,118 and $179,234, for 2013, 2012 and 2011, respectively.

In addition, our wholly owned subsidiary, Orbital Gas Systems, Ltd., operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital Gas Systems, Ltd. contributes to its plan the equivalent of 5% of the employee’s salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $106,121 during the period from April 1, 2013 thru December 31, 2013.

Change in Control Agreements
Our executives are awarded protection upon a change in control as specifically provided in their employment contracts. The Chief Executive Officer contract includes a provision for a three year severance package upon termination.

Perquisites
The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements
During fiscal year 2013, three executive officers were employed under employment agreements. Those executive officers are:
•	Chief Executive Officer and General Counsel
•	President of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Summary Compensation Table
The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2013, 2012 and 2011 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI, Inc.

Summary Compensation Table
								Non-Equity
								Incentive
						Option		Plan		All Other
Name and Principal				Stock Awards		Awards ($)		Compensation		Compensation
Position	Year	Salary ($)		($)		(10) (11)		($)		($)	Total ($)
William J. Clough, CEO /	2013	405,000	(2)	-	(2)	263,114	(3)	206,250	(2)	18,839	893,203
President / Counsel /	2012	337,500	(2)	160,080	(2)	848,599	(3)	204,920	(2)	17,860	1,568,959
Director (1)	2011	325,000	(2)	-		-		124,792	(2)	6,110	455,902

Daniel N. Ford, CFO (4)	2013	222,500	(5)	-	(5)	131,557	(6)	97,500	(5)	36,339	487,896
	2012	195,000	(5)	51,120	(5)	27,451	(6)	160,130	(5)	34,860	468,561
	2011	195,000	(5)	-		-		62,500	(5)	33,186	290,686

Matthew M. McKenzie,	2013	227,500	(8)	-		65,779	(9)	102,500	(8)	36,339	432,118
COO/President of CUI,	2012	205,000	(8)	32,400	(8)	40,093	(9)	147,808	(8)	34,860	460,161
Inc./Director (7)	2011	205,000	(8)	-		-		114,583	(8)	32,475	352,058

Footnotes:
1.
Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.

2.
Mr. Clough is employed under a multi-year employment contract with the Company, which was recently extended to run to and through August 1, 2015. Said contract provides, in relevant part, for an annual salary of $460,000 which became effective July 1, 2013 and includes bonus provisions for each calendar year and entitles Mr. Clough to a three year severance package. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2013, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2013 and 2012, there was an accrual of $14,167 and $53,542, respectively, for compensation owed to Mr. Clough.

72

3.
Effective June 24, 2013, Mr. Clough received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Under the terms of Mr. Clough’s contract extension, effective September 21, 2012, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

4.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
5.	Mr. Ford is employed under a three year employment contract with the Company, which was extended to July 1, 2014 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013 and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including adjusted EBITDA performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Ford received 10,650 shares of common stock with a fair value of $51,120. At December 31, 2013 and 2012 there was an accrual of $8,125 and $8,125, respectively, for compensation owed to Mr. Ford.
6.
Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

7.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
8.	Mr. McKenzie is employed under a three year employment contract with the Company, which was extended to July 1, 2014 and provides, in relevant part, for an annual salary of $250,000 and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue and EBITDA performance in the power and electro-mechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. McKenzie received 6,750 shares of common stock with a fair value of $32,400. At December 31, 2013 and 2012 there was an accrual of $8,542 and $8,542, respectively, for compensation owed to Mr. McKenzie.

73

9.
Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares as COO, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

10.	As of December 31, 2013, William J. Clough, CEO/Director held 656,231 outstanding options, Matthew M. McKenzie, COO/Director held 112,796 outstanding options which includes shares owned by his spouse and Daniel N. Ford, CFO held 137,794 outstanding options.
11.
Please see the disclosure of assumptions made in the valuation of the option awards included in Note 12 of Notes to Consolidated Financial Statements, Stockholders’ Equity in the Company’s financial statements included with this proxy statement.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards at December 31, 2013 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise
	Options (#)	Options (#)	Price	Option
Name	Exercisable	Unexercisable	($)	Expiration
William J. Clough (1)	37,177	-	7.50	1/1/2019
William J. Clough (1)	8,100	-	7.50	1/1/2019
Matthew M. McKenzie (1)	15,100	-	7.50	1/1/2019
Matthew M. McKenzie (1)	8,100	-	7.50	1/1/2019
Daniel N. Ford (1)	12,598	-	7.50	1/1/2019
William J. Clough (2)	30,206	6,971	9.00	10/11/2020
William J. Clough (2)	3,300	-	9.00	10/11/2020
Matthew M. McKenzie (2)	12,269	2,831	9.00	10/11/2020
Matthew M. McKenzie (2)	3,300	-	9.00	10/11/2020
Daniel N. Ford (2)	10,236	2,362	9.00	10/11/2020
William J. Clough (3)	16,265	20,912	4.56	4/16/2022
William J. Clough (3)	3,300	-	4.56	4/16/2022
Matthew M. McKenzie (3)	6,606	8,494	4.56	4/16/2022
Matthew M. McKenzie (3)	3,300	-	4.56	4/16/2022
Daniel N. Ford (3)	5,512	7,086	4.56	4/16/2022
William J. Clough (4)	110,000	220,000	6.00	9/21/2022
William J. Clough (5)	-	200,000	6.25	6/24/2023
Matthew M. McKenzie (5)	-	50,000	6.25	6/24/2023
Daniel N. Ford (5)	-	100,000	6.25	6/24/2023

 Footnotes:
1.	Effective January 1, 2009, Mr. Clough, Mr. McKenzie and Mr. Ford received fully vested bonus options to purchase 37,177, 15,100, and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $7.50 per share. Also effective January 1, 2009, for their service as directors of the Company, Mr. Clough and Mr. McKenzie received an option to purchase 4,800 common shares at a price of $7.50 within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term and an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance.
2.	Effective October 11, 2010, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177, 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective October 11, 2010, for their service as directors of the Company, Mr. Clough and Mr. McKenzie received an option to purchase 3,300 common shares at a price of $9.00 per share that vests one year after issuance.

3.	Effective April 16, 2012, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177, 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective April 16, 2012, for their service as directors of the Company, Mr. Clough and Mr. McKenzie received an option to purchase 3,300 common shares at a price of $4.56 per share that vests one year after issuance.
4.	Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years.
5.	Effective June 24, 2013 Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 200,000, 50,000 and 100,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vests one third per year over three years.

Director Compensation

For 2013, each of our non-employee directors received the following compensation pursuant to our director compensation plan:
•	Through September 30, 2013, board members received a cash retainer of $17,813 and the Chairman received $25,313. For the period after September 30, 2013, board members received a retainer fee of $8,250, the Chairman received a retainer fee of $10,750, audit committee members received a retainer fee of $2,375, the audit committee chairman received a retainer fee of $5,000, the compensation committee members received a retainer fee of $1,500 and the compensation committee chairman received a retainer fee of $3,125. For 2014, each board member will receive a retainer fees in the form of cash or options with a fair value as follows: board member fee of $33,000, Chairman fee of $43,000, audit committee member fee of $9,500, audit committee chair fee of $9,500, compensation committee member fee of $6,000 and compensation committee chair fee of $12,500.
•	Meeting fee: none.

Director Compensation Table
The following table sets forth the compensation of the non-employee directors for the fiscal year ending December 31, 2013.

Director Compensation Table

		Fees		Non-Equity	Nonqualified
		earned or	Option	Incentive Plan	Deferred	All Other
Name and Principal		paid in	Awards	Compensation	Compensation	Compensation
Position	Year	cash ($) (2)	($) (1)	($)	Earnings ($)	($)	Total ($)
Colton Melby, Chmn.	2013	39,938	-	-	-	-	39,938
Thomas A. Price	2013	28,438	-	-	-	-	28,438
Sean P. Rooney	2013	31,063	-	-	-	-	31,063
Corey Lambrecht	2013	29,188	-	-	-	-	29,188

Footnotes:
1.	As of December 31, 2013, each non-employee director held 14,700 options remaining outstanding of which 14,700 of those options were fully vested. Please see the disclosure of assumptions made in the valuation of the option awards included in Note 8 of Notes to Consolidated Financial Statements, Stockholders’ Equity in the Company’s financial statements included with this proxy statement.
2.	Through September 30, 2013, board members received a cash retainer of $17,813 and the Chairman received $25,313. For the period after September 30, 2013, board members received a retainer fee of $8,250, the Chairman received a retainer fee of $10,750, audit committee members received a retainer fee of $2,375, the audit committee chairman received a retainer fee of $5,000, the compensation committee members received a retainer fee of $1,500 and the compensation committee chairman received a retainer fee of $3,125. For 2014, each board member will receive a retainer fees in the form of cash or options with a fair value as follows: board member fee of $33,000, Chairman fee of $43,000, audit committee member fee of $9,500, audit committee chair fee of $9,500, compensation committee member fee of $6,000 and compensation committee chair fee of $12,500. No meeting fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2013 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group.  Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2013 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

	Common Stock
	Number of		Percent of
Name and Address of	Securities	Percent of	all Voting
Beneficial Owner (1)	Owned	Class (2)	Securities (3)
Colton Melby (4)	234,700	1.14%	1.14%
William J. Clough (5)	238,529	1.15%	1.15%
Thomas A. Price (6)	71,367	*	*
Sean P. Rooney (7)	20,473	*	*
Corey Lambrecht (8)	14,700	*	*
Matthew M. McKenzie (9)	60,156	*	*
Daniel N. Ford (10)	41,400	*	*
GROW Partners, LLC	1,389,300	6.76%	6.76%
Marathon Capital Management, LLC	1,087,525	5.29%	5.29%
Officers, Directors, Executives as Group	681,325	3.25%	3.25%

* Less than 1 percent

Footnotes:
1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
2.	Calculated on the basis of 20,566,663 shares of common stock issued and outstanding at December 31, 2013 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants.
3.	Calculated on the basis of 20,566,663 shares of common stock with one vote per share; shares of common stock underlying options exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options or warrants.
4.	Mr. Melby controls the investment decisions of a limited liability company that owns the securities. The limited liability company is owned by a limited partnership in which Mr. Melby owns an indirect interest. Mr. Melby’s common stock includes vested options to purchase 14,700 common shares. Mr. Melby is the former Chairman of the Board of Directors. The outstanding shares beneficially owned by Mr. Melby are pledged as collateral for a margin account.
5.	Mr. Clough’s common stock includes vested options to purchase 225,196 common shares. Mr. Clough is a Director, interim Chairman and Chief Executive Officer/President of CUI Global, Inc.
6.	Mr. Price’s shares included vested options to purchase 14,700 common shares. Mr. Price is a Director.
7.	Mr. Rooney’s shares include vested options to purchase 14,700 common shares. Mr. Rooney is a Director.
8.	Mr. Lambrecht’s shares include vested options to purchase 14,700 common shares. Mr. Lambrecht is a Director.
9.	Mr. McKenzie’s shares include vested options to purchase 52,729 common shares. Mr. McKenzie is a Director, Chief Operating Officer of CUI Global, Inc. Mr. McKenzie’s securities include an option to purchase 2,796 shares owned by his spouse.
10.	Mr. Ford’s shares include vested options to purchase 29,396 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2013, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

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

•	The acquisition of CUI utilized a $14,000,000 seller’s promissory note issued to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2,312,792 was recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011. The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment.

•	During 2013 and 2012, $2,322,863 and $3,468,221, respectively, in principal and interest payments were made in relation to the promissory notes issued to IED. The 2013 payment utilized $2,000,000 from the 2013 public offering proceeds that was applied towards the promissory note balance in accordance with a settlement agreement. The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal.

Purchase of Office and Warehouse
CUI and CUI Global occupy 61,380 square feet of offices and warehouse premises in Tualatin, Oregon under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party).  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO and Director of the Company.

On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, closed on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park.  The purchase price for this acquisition was $5,050,000.  The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2.0% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc.  In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%.  Copies of the Swap Transaction Confirmation agreement and other pertinent closing documents are attached to our Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

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

This revolving LOC effectively satisfies in full and terminates an earlier LOC with Wells Fargo Bank.

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

Item 14.  Principal Accountants Fees and Services

Audit Fees
The financial statements of the Company, which are furnished herein as of December 31, 2013, have been audited by Liggett, Vogt & Webb, P. A., our Independent Registered Public Accounting Firm.  Liggett, Vogt & Webb, P. A. billed the Company an aggregate of $218,913 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2013 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2013.  Liggett, Vogt & Webb, P. A. billed the Company an aggregate of $113,134 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2012.  Liggett, Vogt & Webb, P.A. billed audit related fees, tax fees, or other fees of $28,796 and $0 during the years ended December 31, 2013 and 2012, respectively.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons owning more than 10% of our common stock to file reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  These reporting persons are required to furnish us with copies of all Section 16(a) forms that they file.  A late Form 4 report was filed for Matthew M. McKenzie, Daniel N. Ford and William J. Clough on August 29, 2013 to report their receipt of options effective June 24, 2013.  Based on information supplied to us, we believe that filing a Form 5 is required by the reporting person, Colton Melby, relating to the sale of approximately 144,700 shares in approximately 86 transactions during a term from October 26, 2013 through January 17, 2014.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.

Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.32[3]	Amendment to $14,000,000 Convertible Promissory Note effective September 1, 2010.
10.33[3]	Agreement for Accord and Satisfaction of an Undisputed Debt dated April 1, 2010.
10.34[4]	Agreement for the sale of certain intellectual property rights dated September 2, 2011.
10.35[5]	July 1, 2011 binding LOI for CUI Global to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% of Comex Electronics.
10.36[5]	Comex divestiture payment schedule, effective July 1, 2011.
10.37[5]	July 11, 2011 Memorandum of Understanding with Ericsson.
10.38[5]
March 5, 2010 Exclusive Field of Use Agreement with California Power Research to license their BPS-5 topology, now marketed as Solus Topology.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

82

10.39[5]
September 18, 2009 non-exclusive Field of Use Agreement with Power-One, Inc. to license Power-One’s Digital Power Technology patent.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.47[5]	April 20, 2009 exclusive Licensing Agreement with AnderMotion Technologies LLC to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.
10.41[5]
December 1, 2009 exclusive License Agreement with GL Industrial Services UK, Ltd. through which CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device designed by GL on a worldwide basis.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.42[5]
October 21, 2011 exclusive three-year Distribution Agreement with Orbital-UK for distribution of the GasPT2 technology within the United Kingdom.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.43[5]
January 16, 2012 exclusive three-year distribution agreement with SOCRATE s.p.a for distribution of the GasPT2 technology for Italy and North Africa.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.44[5]
November 1, 2011 two year Manufacturing Agreement with Agilent Technologies Singapore International for the sale of product to Agilent.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.46[5]	April 1, 2009 exclusive world-wide Distribution Agreement with Digi-Key Corporation.
10.46[5]	March 18, 2011 Contract Manufacturing Agreement with Ingenion Design, Ltd.
10.47[5]
June 5, 2012 three year Distributor Agreement with Belleau Wood Group.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.49[5]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Credit and Security Agreement.
10.50[5]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Revolving Note.
10.51[5]	July 26, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Security Agreement.
10.52[5]	May 27, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Subordination Agreement.
10.53[5]	August 23, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Term Note.
10.54[5]	August 9, 2010, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Patent and Trademark Security Agreement.
10.56[5]	January 25, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, First Amendment to the Credit and Security Agreement.
10.56[5]	April 12, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Second Amendment to the Credit and Security Agreement.

10.57[5]	May 24, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Third Amendment to the Credit and Security Agreement.
10.58[5]	November 29, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Fourth Amendment to the Credit and Security Agreement.
10.59[5]	December 21, 2011, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Fifth Amendment to the Credit and Security Agreement.
10.60[5]	May 15, 2008 Employment Agreement of Daniel N. Ford and Addendum “A” dated July 1, 2010.
10.61[5]	May 15, 2008 Employment Agreement of Matthew M. McKenzie and Addendum “A” dated July 1, 2010.
10.62[5]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.63[5]	Amendment to promissory note payable to IED, Inc., effective September 1, 2010.
10.64[5]	Amendment to promissory note payable to IED, Inc., effective December 1, 2010.
10.65[5]	Amendment to promissory payable to Central Finance, LLC, managed by a former officer, dated September 30, 2010.
10.66[5]	Satisfaction of promissory note payable to Central Finance, LLC dated December 15, 2011.
10.67[5]	July 28, 2011 Promissory note payable to Daniel N. Ford, CFO.
10.68[5]	November 3, 2010 Purchase Sales Agreement with Tensility International Corporation, controlled by a sibling of an officer and director.
10.69[5]	October 28, 2011 Finder’s Fee Agreement with Test Products International, Inc. and James McKenzie, a related party.
10.71[6]	April 3, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Sixth Amendment to the Credit and Security Agreement.
10.72[6]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73[7]
April 30, 2013 Amendment to California Power Research Agreement.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.74[7]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.76[7]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[7]
July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.78
Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder are included with our Form 8-K filed with the Commission April 24, 2013.

10.79	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC, please see our Form 8-K filed with the Commission on October 3, 2013.
10.80	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.

84

10.81
Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation are included with our Form 8-K filed with the Commission December 20, 2013.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

14.1[8]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[8]	Whistleblower Policy
21.1[8]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
31.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.8[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.8[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[8]	XBRL-Related Documents.

Footnotes to Exhibits:
1	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
3	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2011.
4	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 26, 2012.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
8	Filed herewith.

Reports on Form 8-K.

The following documents that we filed with the SEC are incorporated herein by reference:
(a)  A report on Form 8-K filed on April 24, 2013 reporting the April 18, 2013 closing on our Stock Purchase Agreement to acquire 100% of the equity interest in Orbital Gas Systems, Ltd.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	March 31, 2014
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	March 31, 2014
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee/Director	March 31, 2014
Sean P. Rooney

86

CUI Global, Inc.
Index to Consolidated Financial Statements

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income and Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CUI Global, Inc.

We have audited the accompanying balance sheets of CUI Global, Inc. and Subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CUI Global, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CUI Global, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992), and our report dated March, 31, 2014 expressed an adverse opinion.

Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2014

CUI Global, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Assets:
Current Assets:
Cash and cash equivalents	$16,575,508	$3,039,840
Short term investments held to maturity	10,868,961	-
Trade accounts receivable, net of allowance of $285,348 and $130,000, respectively	9,055,561	4,965,926
Inventories, net of allowance of $549,981 and $250,000, respectively	7,027,644	4,843,905
Costs in excess of billings	552,012	-
Prepaid expenses and other	603,960	378,885
Total current assets	44,683,646	13,228,556

Property and equipment, net	8,206,563	1,016,219

Other assets:
Investment - equity method	283,011	258,244
Other intangible assets, net	23,512,394	8,618,524
Deposits and other	25,364	11,360
Notes receivable, net of allowance of $564,194 and $62,000	-	501,422
Debt offering costs, net	-	42,778
Goodwill, net	18,521,427	13,046,358
Total other assets	42,342,196	22,478,686
Total assets	$95,232,405	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,146,262	$2,496,881
Line of credit	-	459,448
Mortgate note payable, current portion	76,814	-
Leases payable, current	83,904	-
Accrued expenses	2,253,773	1,140,743
Accrued taxes payable	310,412	2,096
Accrued compensation	426,402	186,636
Billings in excess of costs	6,787,231	-
Unearned revenue	1,257,346	371,541
Total current liabilities	15,342,144	4,657,345
Long term leases payable	58,363	-
Derivative liability	427,818	-
Long term mortgage note payable, net of current portion due of $76,814 and $0, respectively	3,604,242	-
Long term notes payable, related party	5,303,683	7,303,683
Total long term liabilities	9,394,106	7,303,683
Total liabilities	24,736,250	11,961,028

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,566,663 shares issued and outstanding at December 31, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,567	10,883
Additional paid-in capital	146,614,995	100,947,708
Accumulated deficit	(77,930,497)	(76,171,822)
Accumulated other comprehensive income (loss)	1,791,090	(24,336)
Total stockholders' equity	70,496,155	24,762,433
Total liabilities and stockholders' equity	$95,232,405	$36,723,461

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenues:
Product revenues	$60,610,353	$41,031,050	$38,877,698
Revenue from freight	41,312	53,539	60,628
Total revenue	60,651,665	41,084,589	38,938,326

Cost of revenues	36,878,895	25,707,893	24,133,073

Gross profit	23,772,770	15,376,696	14,805,253

Operating expenses
Selling, general and administrative	19,498,526	15,491,080	12,577,089
Depreciation and amortization	3,279,074	730,293	770,764
Research and development	890,461	791,332	716,321
Bad debt	211,546	65,763	82,192
Impairment of intangible, trademark and trade name V-Infinity	-	278,428	-
Total operating expenses	23,879,607	17,356,896	14,146,366

Income (loss) from operations	(106,837)	(1,980,200)	658,887

Other income (expense)
Other income	235,913	95,069	53,657
Other expense	(57,029)	(18,567)	(38,678)
Derivative expense	(427,818)	-	-
Gain on sale of technology rights	-	-	143,636
Impairment on note receivable	(502,194)	-	-
Earnings (loss) from equity investment	24,766	59,623	41,472
Amortization of investment premiums and discounts	(22,732)	-	-
Amortization of debt offering costs and debt discount	(42,777)	(73,333)	(334,747)
Interest expense	(442,849)	(575,199)	(918,189)
Total other income (expense), net	(1,234,720)	(512,407)	(1,052,849)

(Loss) before taxes	(1,341,557)	(2,492,607)	(393,962)
Provision for taxes	417,118	33,714	29,810
Consolidated (Loss) from continuing operations	(1,758,675)	(2,526,321)	(423,772)

Income (loss) from discontinued operations
(Loss) from discontinued operations	-	-	(160,153)
Gain on divestment of Comex Electronics	-	-	603,034
Net income from discontinued operations	-	-	442,881
Consolidated Net income (loss)	(1,758,675)	(2,526,321)	19,109
Less: Net income from discontinued operations - noncontrolling interest	-	-	67,872
Net (loss) allocable to common stockholders	$(1,758,675)	$(2,526,321)	$(48,763)

Basic and diluted (loss) per common share from continuing operations	$(0.10)	$(0.25)	$(0.06)
Basic and diluted income per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$-	$0.05
Basic and diluted (loss) per common share	$(0.10)	$(0.25)	$(0.01)
Basic and diluted weighted average common and common equivalent shares outstanding	17,751,042	10,175,989	7,249,180

See accompanying notes to consolidated financial statements

F-4

CUI Global, Inc.
Consolidated Statements of Comprehensive Income and Loss
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net (loss) allocable to common stockholders	$(1,758,675)	$(2,526,321)	$(48,763)

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,815,426	$(42,305)	$68,779
Comprehensive Income (loss)	$56,751	$(2,568,626)	$20,016

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011

	Series A Preferred Stock and						Common Stock and
	Preferred Stock Issuable		Series B Preferred Stock		Series C Preferred Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	50,543	$51	-	$-	-	$-	7,136,523	$7,137
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	166,936	167
Common stock issued for services and compensation	-	-	-	-	-	-	10,957	11
Fractional Shares that were Rounded Up as a Result of the
Reverse-Split	-	-	-	-	-	-	97	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2011	50,543	$51	-	$-	-	$-	7,314,513	$7,315
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	10,071	10
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	(50,543)	(51)	-	-	-	-	9,661	9
Issuance of common stock	-	-	-	-	-	-	3,359,887	3,360
Common stock issued for services and compensation	-	-	-	-	-	-	188,096	188
Common stock issued for royalties pursuant to product agreements	-	-	-	-	-	-	1,052	1
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-
Balance, December 31, 2012	-	$-	-	$-	-	$-	10,883,280	$10,883
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-	9,660,000	9,660
Common stock issued for services and compensation	-	-	-	-	-	-	18,805	19
Common stock issued for royalties pursuant to product agreements	-	-	-	-	-	-	4,578	5
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2013	-	$-	-	$-	-	$-	20,566,663	$20,567

						Total
	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Profit (Loss)	Equity (Deficit)
Balance, December 31, 2010	$85,939,480	$-	$(73,596,738)	$(346,344)	$(50,810)	$11,952,776
Warrants and options granted for services and compensation	166,367	-	-	-	-	166,367
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	49,833	-	-	-	-	50,000
Common stock issued for services and compensation	61,489	-	-	-	-	61,500
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	278,472	-	278,472
Net loss for the year ended December 31, 2011	-	-	(48,763)	-	-	(48,763)
Less Non-controlling interest	-	-	-	67,872	-	67,872
Other comprehensive gain	-	-	-	-	68,779	68,779
Balance, December 31, 2011	$86,217,169	$-	$(73,645,501)	$-	$17,969	$12,597,003
Warrants and options granted for services and compensation	232,785	-	-	-	-	232,785
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	3,011	-	-	-	-	3,021
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	5,095	-	-	-	-	5,053
Issuance of common stock	13,525,903	-	-	-	-	13,529,263
Common stock issued for services and compensation	957,108	-	-	-	-	957,296
Common stock issued for royalties pursuant to product agreements	6,637	-	-	-	-	6,638
Net loss for the year ended December 31, 2012	-	-	(2,526,321)	-	-	(2,526,321)
loss	-	-	-	-	(42,305)	(42,305)
Balance, December 31, 2012	$100,947,708	$-	$(76,171,822)	$-	$(24,336)	$24,762,433
Warrants and options granted for services and compensation	410,131	-	-	-	-	410,131
Issuance of common stock	45,125,620	-	-	-	-	45,135,280
Common stock issued for services and compensation	106,728	-	-	-	-	106,747
Common stock issued for royalties pursuant to product agreements	24,808	-	-	-	-	24,813
Net loss for the year ended December 31, 2013	-	-	(1,758,675)	-	-	(1,758,675)
Other comprehensive gain	-	-	-	-	1,815,426	1,815,426
Balance, December 31, 2013	$146,614,995	$-	$(77,930,497)	$-	$1,791,090	$70,496,155

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to common stockholders	$(1,758,675)	$(2,526,321)	$(48,763)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, and options issued for compensation and services	541,691	1,190,081	227,867
Derivative expense	427,818	-	-
Non-cash interest expense, including amortization of debt offering costs	42,777	73,333	334,747
Non-cash (profit) on equity method investment	(24,766)	(59,623)	(41,472)
Allowance for bad debt expense and returns allowances	301,546	65,763	82,192
Amortization of intangible assets	2,522,203	150,432	249,805
Impairment of intangible, trademark and tradename V-Infinity	-	278,428	-
Inventory reserve	(27,979)	10,000	75,995
(Gain) on sale of technology rights	-	-	(143,636)
Impairment on note receivable	502,194	-	-
(Gain) loss on disposal of assets	9,648	-	1,563
Net income - noncontrolling interest in discontinued operations	-	-	67,872
Depreciation	756,871	579,861	520,959
(Increase) decrease in assets:
Trade accounts receivable	1,628,135	(1,337,048)	107,902
Inventory	(1,733,273)	(1,290,794)	96,535
Costs in excess of billings	(176,640)	-	-
Prepaid expenses and other current assets	(228,672)	285,690	(335,302)
Deposits and other assets	(14,004)	80,856	(29,001)
Increase (decrease) in liabilities:
Accounts payable	(7,027)	382,852	356,347
Accrued expenses	(1,658,843)	(47,919)	(391,289)
Accrued compensation	(47,179)	59,964	(272,341)
Accrued taxes payable	(837,947)	-	-
Unearned revenue	837,334	300,786	725
Billings in excess of costs	598,279	-	-
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	1,653,491	(1,803,659)	860,705
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	-	22,141
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid upon acquisition, net of cash received	(17,709,507)	-	-
Investment in other intangible assets, net	(414,700)	(80,343)	(44,064)
Purchase of short term investments held to maturity	(10,868,961)	-	-
Proceeds from Notes receivable	33,451	46,808	63,506
Proceeds from sales of technology rights	-	-	425,000
Purchase of property and equipment	(2,523,418)	(685,269)	(422,970)
NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(31,483,135)	(718,804)	21,472
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	-	195,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) line of credit, net of debt offering costs	(459,448)	(1,069,452)	(20,879)
Proceeds from (payments to) leases payable, net of proceeds	(68,050)	-	-
Proceeds from (payments to) notes and loans payable	(12,694)	(4,000,000)	(481,326)
Proceeds from (payments to) convertible notes payable, related party	-	(35,000)	35,000
Payments on notes and loans payable, related party	(2,000,000)	(3,000,000)	(300,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	13,532,285	50,000
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	42,595,088	5,427,833	(717,205)
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	-	(648,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	770,224	(42,305)	68,779
Cash and cash equivalents at beginning of year	3,039,840	176,775	373,823
Cash and cash equivalents at end of year	16,575,508	3,039,840	176,775
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13,535,668	$2,863,065	$(197,048)

(continued)

	For the years ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$426,054	$72,630	$39,264

Interest paid	$424,577	$597,814	$917,216

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mortgage note payable assumed for the acquisition of real estate	$3,693,750	$-	$-

Royalties paid in common stock, related party	$24,813	$6,638	$-

Conversion of accrued liabilities to common stock	$-	$5,054	$-

Conversion of preferred stock to common stock	$-	$51	$-

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$106,747	$957,295	$61,500

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies.  Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition.  Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing an 11.54% interest at December 31, 2012; and 11.54% interest thru June 30, 2013 and 8.62% thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment.  Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service.  CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

Through CUI’s capabilities and extensive contacts throughout Asia, this acquisition allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies.  CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum and Solus power products, the GasPT2 and other proprietary devices, described below.  CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI, Inc. products are electronic components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions known as V-Infinity and test and (2) measurement devices.  These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan and 49% of Comex Electronics, Ltd.  Both companies are Japanese based providers of electronic components.  Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. The full balance remaining on this note receivable has been reserved for as of December 31, 2013. The operations of CUI Japan were not affected by this divestment.

In April 2013, CUI Global acquired 100% of the capital stock of Orbital Gas Systems Limited (Orbital), a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (“RTU”) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. The GasPT2 technology products are sold through Orbital.

During the year ended December 31, 2013, total revenues at CUI Global consisted of 71% from CUI, Inc. and CUI Japan and 29% from Orbital.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates  include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation
The consolidated financial statements for 2013 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Properties, LLC and Orbital Gas Systems, Ltd. (included since April 1, 2013), hereafter referred to as the “Company”.  The consolidated financial statements for 2012 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820 “ Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2013 due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents
Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents include money market funds, certificates of deposit and commercial paper.  At December 31, 2013 and 2012, the Company had $2,964,871 and $250,000, respectively, of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $137,156 and $0, respectively,  at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC).  At December 31, 2013 the Company held $108,747 in Japanese foreign bank accounts and $6,984,417 in European foreign bank accounts.  At December 31, 2012 the Company held $64,497 in Japanese foreign bank accounts and $421 in European foreign bank accounts.

Investments
The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Preimums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At December 31, 2013, CUI Global had $10,868,961 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At December 31, 2013, the Company had $9,750,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consist of the receivables associated with revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $285,348 and $130,000 at December 31, 2013 and 2012, respectively, is considered adequate.  The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period.  Receivables are determined to be past due based on the payment terms of original invoices.  The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.  Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory
Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  At December 31, 2013, and 2012, inventory is valued, net of allowances, at $7,027,644, and $4,843,905, respectively.  The allowances for inventory were $549,981, and $250,000 at December 31, 2013 and 2012, respectively.  The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At December 31, 2013, CUI had finished goods of $5,776,916, raw materials of $1,290,851, and work in process of $509,858.

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

Maintenance, repairs and minor replacements are charged to expenses when incurred.  When furniture, vehicles and equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

The cost of furniture, vehicles, equipment and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes.  The estimated useful lives for land, buildings, furniture, vehicles, equipment and software are as follows:

Estimated Useful Life
Land	Infinite
Buildings	39 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 5 years
Software	3 to 5 years

Long-Lived Assets
Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long -lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.   Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

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

F-12

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

The following are the estimated useful life for the intangible assets:

Estimated
Useful
Life
Finite-lived intangible assets
Order backlog	2
Tradename - Orbital	10
Tradename - V-Infinity	5
Customer list - Orbital	10
Technology rights	20*
Technology-Based Asset-Know How	12
Technology -Based Asset - Software	10
Patents	**
Other intangible assets	***

Indefinite-lived intangible assets
Tradename - CUI	****
Customer list - CUI	****
Patents pending technology	****

*  Technology rights are amortized over a twenty year life or the term of the rights agreement.
** Patents are amortized over the life of the patent.  Any patents not approved will be expensed at that time.
*** Other intangible assets are amortized over their estimated useful life based.

**** Indefinite-lived intangible assets are reviewed annually for impairment and when circumstances suggest.

Goodwill Assets
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

CUI Global has adopted ASU 2011-08, which simplifies how an entity is required to test goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, CUI is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. We adopted ASU 2011-08 during the year ended December 31, 2013. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements. The Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill.  In 2011, 2012 and 2013, the analysis, determined that there was no impairment necessary to goodwill.    Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

Investment – Equity Method
Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest at December 31, 2012; and 11.54% interest thru June 30, 2013 and 8.62% thereafter) in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of:  (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments.  CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.  A summary of the financial statements of the affiliate for the years ended December 31, 2013 and 2012 are as follows:

F-14

	2013	2012	2011
Current assets	$6,224,234	$6,509,736	$5,532,030
Non-current assets	255,709	540,518	577,335
Total Assets	$6,479,943	$7,050,254	$6,109,365

Current liabilities	$2,275,489	$3,272,360	$2,696,409
Non-current liabilities	687,019	1,203,826	1,355,370
Stockholders' equity	3,517,435	2,574,068	2,057,586
Total Liabilities and Stockholders' Equity	$6,479,943	$7,050,254	$6,109,365

Revenues	$13,779,288	$12,538,711	$12,280,892
Operating income	1,049,083	757,484	598,691
Net profit	299,422	516,482	359,254
Other comprehensive profit (loss):
Foreign currency translation adjustment	33,668	-	-
Comprehensive net profit	333,090	516,482	359,254
Company share of Net Profit (11.54% thru June 30, 2013, 8.62% thereafter)	24,766	59,623	41,472
Equity investment in affiliate	$283,011	$258,244	$198,621

Patent Costs
The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Derivative instruments
The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings.

Derivative Liabilities
The Company evaluates embedded conversion features and freestanding warrants pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation
The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”.  FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.  The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates.

See Note 12., for additional disclosure and discussion of the employee stock plan and activity.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, “Equity – Based Payments to Non-Employees”.  In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the performance completion date.  Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Where expense must be recognized prior to a valuation date, the expense is computed based off an estimate of the fair value of the stock award as valued under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Revenue Recognition
Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns.  For one distributor that comprises 33% of revenue, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns.  For a different distributor arrangement that represents 2% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account.At December 31, 2013, the Costs in excess of billings balance was $552,012 and the Bilings in excess of costs balance was $6,787,231.

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

Shipping and Handling Costs
Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were $41,312, $53,539 and $60,628 for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves
A warranty reserve liability is recorded based on estimates of future costs on sales recognized. At December 31, 2013, the balance of approximately $0.2 million for warranty reserve liability is included in accrued expenses on the balance sheet.  There was no warranty reserve recorded at December 31, 2012 or 2011.

Advertising
The costs incurred for producing and communicating advertising are charged to operations as incurred.  Advertising expense for the years ended December 31, 2013, 2012 and 2011 were $1,129,898, $872,250 and $837,584, respectively. In addition to these advertising costs, the Company also incurs advertising related costs for advertising completed in partnership with our distributors. These costs are offset against revenues. During 2013, 2012 and 2011, the advertising costs offset against revenues were $312,557, $0 and $0, respectively.

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

Valuation allowances have been established against deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for its operating losses generated during 2013 and 2012 based on uncertainties concerning the ability to generate taxable income in future periods.  There was no income tax receivable at December 31, 2013 and 2012.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense.

The Company’s Federal and State tax returns for the years 2010-2013 remain open to examination by the tax authorities.

Net Loss per Share
In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding includes 11,804 of shares that are outstanding but unissued as of December 31, 2013 for strategic consulting services regarding the testing and demonstration of the GasPT2 technology rendered since August 6, 2013 and to be rendered thru August 5, 2014 in accordance with the terms of the contract agreement as well as shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT2 devices.

Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2013, 2012 and 2011, which consist of options, warrants, and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2013, 2012 and 2011.  The following table summarizes the potential common stock shares at December 31, 2013, 2012 and 2011, which may dilute future earnings per share.

	2013	2012	2011
Convertible preferred stock	-	-	9,266
Warrants and options, vested	410,593	262,952	211,861
	410,593	262,952	221,127

Any common shares issued as a result of stock options or warrants would come from newly issued common shares, from our remaining authorized shares.

Foreign Currency Translation
The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830).  All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Income statement amounts have been translated using an appropriately weighted average exchange rate for the year.  The translation gains and losses resulting from the changes in exchange rates during 2013, 2012 and 2011 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting
For the years ended December 31, 2012 and 2011, the Company operated in one operating segment based on the activities for the company in accordance with ASC 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
The Company did not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker group which consists of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and therefore such information is not presented for the years ended December 31, 2012 and 2011.

The 10-K filing for the year ended 2011 presented five operating segments based on the products offered, which included:  External Power, Internal Power, Industrial Controls, Discontinued Operations and Other.  Management determined that presenting these as a consolidated segment is the best presentation as the business activities of CUI Global in 2011 were not organized on the basis of differences related to products, services or geography.  The Company’s chief operating decision maker looked at the operations as a whole when making operating decisions and allocating resources for the year ended December 31, 2011.

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

The following information represents segment activity for the year ended December 31, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$42,795,060	$17,856,605	$-	$60,651,665
Depreciation and amortization	$864,587	$2,411,112	$3,375	$3,279,074
Earning from equity investment	$24,766	$-	$-	$24,766
Interest expense	$113,694	$6,293	$322,862	$442,849
Income (loss) from operations	$3,406,967	$(37,860)	$(3,475,944)	$(106,837)
Segment assets	$40,445,788	$38,199,830	$16,586,787	$95,232,405
Intangible assets	$8,339,470	$15,161,486	$11,438	$23,512,394
Goodwill, net	$13,036,471	$5,484,956	$-	$18,521,427
Expenditures for segment assets	$2,003,037	$935,081	$-	$2,938,118

Reclassification
Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This update simplifies how an entity is required to test goodwill for impairment.  This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 21): Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update were retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This update updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance became applicable for reporting periods beginning after September 15, 2012.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This update is applicable to entities that have derivatives accounted for in accordance with Topic 815 that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The ASU became effective for fiscal years beginning on or after January 1, 2013. This update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topice 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance becane effective prospectively for reporting periods beginning after December 15, 2012. This update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance will be effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update will be effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The adoption of this provision is not expected to have a material impact on the Company’s financial condition or results of operations.

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2013 and December 31, 2012, respectively, was as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$5,367,633	$-	$-	$5,367,633
Certificates of Deposit	$9,750,000	$-	$-	9,750,000
Commerical Paper	$-	$999,789	$-	999,789
Corporate Notes	$-	$1,118,961	$-	1,118,961
Total assets	$15,117,633	$2,118,750	$-	$17,236,383
Derivative instrument payable	$-	$-	$427,818	427,818
Total liabilities	$-	$-	$427,818	$427,818

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$2,242,076	$-	$-	$2,242,076
Total	$2,242,076	$-	$-	$2,242,076

4.         ACQUISITION
Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), ($26,205,500), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligation, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013.

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

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

The allocation of the purchase price is as follows:

Purchase price	$26,205,500
Cash and cash equivalents	8,495,993
Trade accounts receivable	5,597,361
Unbilled accounts receivable	66,109
Inventory	445,119
Costs in excess of billings	350,943
Other current assets	20,892
Property & equipment	1,562,908
Intangible, customer lists	7,180,307
Intangible, order backlog	3,434,462
Intangible, tradename	1,846,717
Intangible, technology-based asset know how	2,908,811
Intangible, technology-based asset software	630,474
Goodwill	5,128,008
Liabilities assumed	(11,462,604)
$26,205,500

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure and expected synergies from the combination of operations as it pertains to the gas segment of CUI Global.

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the years ended December 31, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the years ended December 31, 2013
	CUI Global	Orbital Gas Systems Ltd.		Adustments	Pro Forma
Gross revenue	$60,651,665	$4,569,510		$-	$65,221,175
Total expenses	62,410,340	5,383,677	(1)	731,345	68,525,362
Net profit (loss)	$(1,758,675)	$(814,167)			$(3,304,187)

	For the years ended December 31, 2012
	CUI Global	Orbital Gas Systems Ltd.		Adustments	Pro Forma
Gross revenue	$41,084,589	$23,017,544	(2)	$2,369,742	$66,471,875
Total expenses	$43,610,910	$18,964,674	(3)	$5,462,499	$68,038,083
Net profit (loss)	$(2,526,321)	$4,052,870			$(1,566,208)

(1)	Adjustment to recognize the amortization expense of $731,345 of acquisition related intangible assets as though the acquisition had occurred at the beginning of the period.

(2)	Adjustment to recognize US GAAP adjustments for percentage of completion revenues of $2,369,742 completed during the period.

(3)
Adjustment for US GAAP recognition of $2,369,984 of cost of revenues on percentage of completion revenues recognized under US GAAP, $3,007,368 of amortization of acquisition related intangible assets as though the acquisition had occurred at the beginning of the period and $85,147 for US GAAP adjustment for accrued compensation.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not indicative of future results.

5.             PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows at December 31, 2013 and 2012:

	2013	2012
Land	$1,294,840	$-
Building	$5,264,992	$-
Equipment	3,474,005	2,577,681
Computers and software	865,146	883,408
	10,898,983	3,461,089
Less accumulated depreciation	(2,692,420)	(2,444,870)
	$8,206,563	$1,016,219

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $756,871, $579,861 and $520,959, respectively.

During the year ended December 31, 2013, the Company disposed of $360,813 of property and equipment with an accumulated depreciation at disposal of $350,298 and recognized a loss on disposal of $10,515.

During 2013, the Company acquired our Tualatin, Oregon headquarters facility.  For further discussion regarding this asset purchase, see Note 9. Notes Payable.

6.             GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2013 and 2012, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

		December 31,		Identifiable	December 31,		Identifiable
	*	2013		Intangible	2012		Intangible
	Estimated	Gross		Assets, less	Gross		Assets, less
	Useful	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Order backlog	2	$3,673,526	$(1,377,572)	$2,295,954	$-	$-	$-
Tradename - Orbital	10	1,975,262	(148,141)	1,827,121	-	-	-
Trade mark and tradename - V-Infinity	5	1,095,400	(328,620)	766,780	1,095,400	(109,540)	985,860
Customer list - Orbital	10	7,680,110	(576,012)	7,104,098	-	-	-
Technology rights	20**	715,863	(122,790)	593,073	303,664	(77,779)	225,885
Technology-Based Asset-Know How	12	3,111,286	(194,455)	2,916,831	-	-	-
Technology -Based Asset - Software	10	674,359	(50,574)	623,785	-	-	-
Debt offering costs		-	-	-	220,000	(177,222)	42,778
Other intangible assets	***	156,970	(73,633)	83,337	154,470	(49,106)	105,364
		19,082,776	(2,871,797)	16,210,979	1,773,534	(413,647)	1,359,887

Indefinite-lived intangible assets
Trademark and trade name - CUI		4,892,856	-	4,892,856	4,892,856	-	4,892,856
Customer list - CUI		1,857,000	-	1,857,000	1,857,000	-	1,857,000
Patents pending technology		551,559	-	551,559	551,559	-	551,559
		7,301,415	-	7,301,415	7,301,415	-	7,301,415

Identifiable intangible assets		$26,384,191	$(2,871,797)	$23,512,394	$9,074,949	$(413,647)	$8,661,302

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.
** Technology rights are amortized over a twenty year life or the term of the rights agreement.
*** Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.

Management reviews the goodwill and other intangible assets for impairment when facts or circumstances suggest.  As of December 31, 2013, management has evaluated the finite-lived and indefinite-lived goodwill and other intangible assets and believes no additional impairment exists.

Amortization expense from continuing operations for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $2,522,203, $150,432 and $249,805, respectively.

As of December 31, 2013, and 2012, the carrying amount of goodwill was $18,521,427 and $13,046,358. The increase in goodwill during 2013 is related to the acquisition of Orbital Gas Systems Limited. The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the products and services offered by the Company.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Order backlog
As of December 31, 2013, $3,673,526 of costs related to Orbital order backlog have been capitalized.  Amortization expense of order backlog during 2013 was $1,311,540 compared to $0 and $0 in 2012 and 2011, respectively, as this asset was acquired with the acquisition Orbital in 2013.  The estimated annual amortization expense related to order backlog as of December 31, 2013 is expected to be $1,836,763 in 2014 and $459,191 in 2015.

Trademarks and trade name
As of December 31, 2013, $4,892,856 of costs related to CUI, $1,095,400 of costs related to the V-Infinity brand, and $1,975,262 related to Orbital trademarks and trade names have been capitalized.  Amortization expense of trademarks and trade names during 2013 was $360,124 compared to $109,540 and $0 in 2012 and 2011, respectively.  During 2012, management determined that the intangible, trademark and trade name V-Infity had an estimated useful life remaining of 5 years, and an impairment of $278,428 was necessary.  The estimated annual amortization expense related to trademarks and trade names as of December 31, 2013 is expected to be $416,606 in 2014, $416,606 in 2015, $416,606 in 2016, $307,066 in 2017, $197,526 in 2018 and $839,491 thereafter.

Customer lists
As of December 31, 2013, $7,680,110 of costs related to the Orbital customer lists and $1,857,000 related to the CUI customer lists have been capitalized.  Amortization expense of customer lists during 2013, 2012 and 2011 was $548,398, $0 and $0, respectively.  The estimated annual amortization of the intangible, customer list Orbital as of December 31, 2013 is expected to be $768,011 in 2014, $768,011 in 2015, $768,011 in 2016, $768,011 in 2017, $768,011 in 2018 and $3,264,043 thereafter.

Technology rights
As of December 31, 2013, $715,863 of costs related to technology rights have been capitalized.  Technology rights are amortized over a twenty year life.  Amortization expense of technology rights during 2013 was $44,328 compared to $26,510 in 2012 and $245,144 in 2011.  The estimated annual amortization expense related to existing technology rights as of December 31, 2013 is expected to be $67,728 in 2014, $63,062 in 2015, $53,728 in 2016, $53,728 in 2017, $53,728 in 2018 and $301,099 thereafter.

Technology-based assets
As of December 31, 2013, $3,111,286 of technology-based assets know how have been capitalized.  Also at December 31, 2013, $674,359 of technology-based assets software have been capitalized.  Amortization expense of technology-based assets during 2013, 2012 and 2011 was $233,287, $0 and $0, respectively, as these assets were acquired in 2013 with the acquisition of Orbital.  The estimated annual amortization expense related to existing technology-based assets as of December 31, 2013 is expected to be $326,710 in 2014, $326,710 in 2015, $326,710 in 2016, $326,710 in 2017, $326,710 in 2018 and $1,907,068 thereafter.

Debt offering costs
As of December 31, 2013, $0 of debt offering costs related to payments issued in efforts to secure debt financing for the Company have been capitalized and amortized over the life of the applicable loan.  Amortization expense of debt offering costs during 2013 was $42,777 compared to $73,333 in 2012 and $334,747 in 2011.  The debt offering costs were fully amortized in 2013.

Other intangible assets
As of December 31, 2013, $156,970 of other intangible assets have been capitalized.  These assets are amortizing over various estimated useful lives based on their individual characteristics.  During 2013, 2012 and 2011, the amortization expense related to other intangible assets was $24,526, $14,382 and $4,661, respectively.  The estimated annual amortization expense related to existing other intangible assets as of December 31, 2013 is expected to be $24,527 in 2014, $24,527 in 2015, $21,886 in 2016, $7,632 in 2017, $665 in 2018 and $4,100 thereafter.

7.	CAPITAL LEASES
The following is an analysis of the leased property under capital leases by major classes as of December 31, 2013 and 2012:

	Asset Balances at
	December 31,	December 31,
Classes of Property	2013	2012
Motor vehicles	$336,713	$-
Equipment	23,438	-
Less: Accumulated depreciation	(162,765)	-
	$197,386	$-

The following summarizes the current and long term portion of capital leases at December 31, 2013 and 2012:

	Balances at
	December 31,	December 31,
	2013	2012
Current leases payable	$83,904	$-
Long term leases payable	58,363	-
	$142,267	$-

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum lease payments	$83,904	$18,752	$14,663	$11,390	$10,165	$3,393	$142,267

8.	INSTRUMENTS AND RISK MANAGEMENT
The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

As at December 31, 2013, 2012 and 2011, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2013, the notional amount for these foreign currency forward exchange contracts outstanding was $462,477.

We also entered into an interest rate swap which has a maturity date of ten years from the date of inception.

In conjunction with the mortgage note payable for the purchase of the headquarters facility completed in 2013, the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively fixes our effective annual interest rate at 6.27%.

The impact of these instruments on the income statement in 2013, 2012 and 2011 is summarized below:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2013	2012	2011
Foreign currency forward exchange contracts:	Other income	$2,468	$-	$-
	Other (expense)	(271)	-	-
Interest rate swap:
	Derivative (expense)	427,818	-	-

9.	NOTES PAYABLE

Notes payable is summarized as follows at December 31, 2013 and 2012:

	December 31,
	2013	2012
(a) Promissory Note - bank	$3,681,056	$-
(b) Acquisition Note Payable	5,303,683	7,303,683
Ending Balance	$8,984,739	$7,303,683

(a)
On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000.  The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity.  It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc.  During 2013, the Company made principal payments of $12,694 against the mortgage promissory note payable.  At December 31, 2013, the balance owed on the mortgage promissory note payable was $3,681,056, of which $76,814 and $3,604,242 were in current and long term liabilities, respectively at December 31, 2013.

(b)
In May 2013, the Company utilized funds from the equity sale to pay down $2,000,000 of principal owing on the note payable owed to International Electronic Devices, Inc. (formerly CUI, Inc.) associated with the acquisition of CUI, Inc.  In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.  As of December 31, 2013, the Company is in compliance with all terms of this promissory note.

The following table details the maturity of the notes payable and working capital line of credit for CUI Global, Inc. as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturities:	$76,814	$80,746	$84,874	$89,218	$93,780	$8,559,307	$8,984,739

10.          WORKING CAPITAL LINE OF CREDIT
During the year ended December 31, 2013, CUI, Inc. had a $4,000,000 revolving working capital line of credit with the Business Credit division of Wells Fargo Capital Finance, part of Wells Fargo Bank, National Association (NYSE: WFC), interest payable monthly at the daily three month LIBOR plus 3.25% (3.56% at December 31, 2012) with an expiration of July 31, 2015.

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2015. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term (no balance owing at December 31, 2013). At December 31, 2013, the LOC is secured through a security agreement on CUI, Inc. accounts receivable of $3,723,907, CUI, Inc. general intangibles of $8,339,534, inventory of $4,899,157 and equipment of CUI, Inc of $968,902.  CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1,000,000 in any fiscal year, This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

At December 31, 2013 and 2012, respectively, the balance outstanding on the line of credit was $0 and $459,448. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.

11.          COMMITMENTS AND CONTINGENCIES
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

Commissions, Royalty and License Fee Agreements
The Company has minimum commitments under certain royalty agreements. Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. As of December 31, 2013, $31,045 was accrued for royalty and license fees payable, and is reported as a current liability in accrued expenses.

External Sales Representative Commissions
Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2013, $120,776 was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements
As of the year ended December 31, 2013, the following employment agreements were in place:

William J. Clough, President/Chief Executive Offıcer and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd.
This multi-year employment contract with the Company was recently extended to run through August 1, 2015. Said contract provides for an annual salary of $460,000 which became effective July 1, 2013 and includes bonus provisions for each calendar year. During 2012, in accordance with the bonus provisions of his employment contract, the employee received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2013 and 2012, there was an accrual of $14,167 and $53,542, respectively, for compensation owed to the employee. Effective June 24, 2013, the employee received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Under the terms of the employee’s contract extension, effective September 21, 2012, the employee received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years:  25% at year one and thereafter in equal monthly installments.

Matthew M. McKenzie, President of CUI, Inc. and Chief Operating Officer and Corporate Secretary of CUI Global, Inc.
This employment agreement expires July 1, 2014 and provides, in relevant part, for an annual salary of $250,000 and bonus provisions up to seventy-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue and EBITDA performance in the power and electro-mechanical segment.  The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee.  Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee.  Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance.  All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. McKenzie received 6,750 shares of common stock with a fair value of $32,400. At December 31, 2013 and 2012 there was an accrual of $8,542 and $8,542, respectively, for compensation owed to Mr. McKenzie.  Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares as COO, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

Daniel N. Ford, Chief Financial Offıcer of CUI Global and subsidiaries
Mr. Ford is employed under a three year employment contract with the Company, which was extended to July 1, 2014 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013 and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including adjusted EBITDA performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other  compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus onlyif he has been employed by the Company during that entire calendar year.  In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the quarter in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Ford received 10,650 shares of common stock with a fair value of $51,120. At December 31, 2013 and 2012 there was an accrual of $8,125 and $8,125, respectively, for compensation owed to Mr. Ford. Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

Leases
As an integrated part of the CUI asset acquisition, the CUI Global, Inc. corporate offices were relocated to the CUI location at 20050 SW 112th Avenue, Tualatin, Oregon 97062 under a ten year non-cancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party) at a base monthly rent subject to periodic base payment increases plus real property taxes, utilities, insurance and common area maintenance charges. During the year ended December 31, 2012, the monthly base rent was $40,250 in accordance with the lease schedule. During the period January 1 through September 30, 2013, the monthly base rent was $40,250.  Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO.

As an integrated part of the Orbital Gas Systems Limited acquisition, CUI Global, Inc. acquired the land and buildings owned by Orbital.  In addition to the land and buildings owned by Orbital, the Orbital leases facilities for office and manufacturing space requirements.  During the year ended December 31, 2013, the monthly base rent of these leases was approximately $9,430.

Rental expense was $502,727, $552,655, and $592,573 in 2013, 2012 and 2011, respectively, and is included in selling, general and administrative on the statement of operations.

	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases:	$77,895	$6,183	$-	$-	$-	$-	$84,078

12.          STOCKHOLDERS’ EQUITY
Convertible Preferred Series A
On April 12, 2000, 5,000,000 shares of preferred stock were designated as Series A Convertible Preferred Stock (“Series A”).  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A Convertible Preferred Series stock.  As of December 31, 2013, no shares of Series A Convertible Preferred Stock are issued and outstanding.

Convertible Preferred Stock Series B
On February 3, 2004, the Board of Directors designated 30,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B”).  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series B Convertible Preferred Series stock.  As of December 31, 2013 and 2012, no shares of Series B Convertible Preferred Stock are issued and outstanding.

Convertible Preferred Stock Series C
The Company authorized for issuance 10,000 shares of preferred stock, designated as Series C Preferred Stock (“Series C”), as the result of a previously negotiated investment plan with a specific investment group. The agreement was fulfilled in 2011 and the group no longer retains rights to the convertible preferred stock Series C.  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series C Convertible Preferred Series stock.  During 2013 and 2012, there were no shares of Series C convertible preferred stock issued and no shares were outstanding.

Common Stock Dividend Restrictions
As of December 31, 2013, there are no restrictions on common stock dividends.  Prior to September 17, 2012, the date the Board of Directors passed a resolution eliminating and discontinuing all preferred stock, there was a restriction on the common stock dividends as any cumulative preferred stock dividends are required to be paid prior to any common stock dividends being paid. Also, at December 31, 2013 and 2012, retained earnings were not restricted upon involuntary liquidation, however at December 31, 2011, retained earnings would be restricted upon an involuntary liquidation by the cumulative unpaid preferred dividends to the preferred stockholders and for the $1 per share Series A and $240 per share Series B liquidation preferences.

Common Stock Issuances

During 2011, 270 shares of common stock were issued for options exercises.  The Company did not receive funds from these options exercises as they were cashless.

During 2011, 10,957 shares of common stock were issued  for compensation and services to consultants with a fair value of $61,500.

During 2011, 166,666 warrants that were granted previously received in exchange for a personal guarantee of a bank note provided on behalf of the Company in May 2008 were exercised for which the Company received $50,000.

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

During February 2012 our Form S-1 registration statement became effective that allowed us to sell 2,222,222 shares of common stock to our underwriter.  We received $8,913,302 in net proceeds from this sale after related costs for this transaction. In addition, our Form S-1 registration statement included 333,333 shares of common stock that were sold in March 2012 to our underwriter pursuant to the over-allotment provision of our underwriting contract for which the Company received $1,387,499 in net proceeds after related costs for this transaction.

Also during  2012, pursuant to stock purchase agreements, the Company sold to 804,332 shares of common stock for which the Company received $3,228,463 in net proceeds after related costs for these transactions.

During March 2012, the Company received $3,021 for the exercise of 10,071 warrants which had been granted previously in relation to a note provided to the Company.

During 2012, 126,500 shares of common stock were issued to consultants  for strategic investor marketing services rendered for the benefit of the company.  A $658,695 consulting expense was recorded in relation to these shares based on the fair market value of the stock on the dates of grant.

During 2012, 61,596 shares of common stock were issued in relation to common stock bonuses granted to officers and employees. 50,750 of these common shares were issued to three officers with a fair value of $243,600 in accordance with their employment agreement bonus provisions. Three employees were awarded a total of 10,846 common shares with a fair value total of $55,000 as of the date of issuance.

During 2012, holders of 50,543 shares of convertible Series A preferred stock completed the conversion of those shares into common shares. At the same time, the holders also converted accrued preferred stock dividends of $5,054 into common shares. For these conversions, the holders received 9,661 common shares based upon the conversion features of the convertible Series A preferred stock and accrued preferred stock dividends.

In September 2012, 1,052 shares of common stock were issued as a royalty payment to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $6,638.

During April 2013 our Form S-1 registration statement that became effective to register 9,660,000 shares of $0.001 par value common stock that included 1,260,000 over-allotment shares. These shares of registered stock were sold to our underwriters for $48,300,000 before related costs and commissions from this transaction.

During June 2013, 16,305 shares of common stock were issued in relation to May 2013 grants of common stock bonuses to twenty-two employees.  These shares were expensed at a fair value of $91,348 as of the grant date.

On June 13, 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of issuance was $24,813.

On December 27, 2013, 2,500 shares of common stock were issued to a consultant for services.  These shares were expensed at a fair value of $15,399 as of the date of issuance.

Non-Employee Stock Warrants
During 2013 and 2012, no warrants were issued by the Company.

A summary of the warrants issued to non-employees for services as of December 31, 2013, 2012 and 2011 and changes during the years is presented below:

F-33

	2013		2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	-	$-	10,071	$0.30	416,634	$3.58
Granted	-	$-	-	$-	-	$-
Exercised	-	$-	(10,071)	$0.30	(166,667)	$0.30
Forfeited (expired)	-	$-	-	$-	(239,896)	$6.00
Balance at end of period	-	$-	-	$-	10,071	$0.30
Warrants exercisable at end of period	-	$-	-	$-	10,071	$0.30
Weighted average fair value of warrants granted during the period		$-		$-		$-

During 2011, warrants to purchase 239,896 shares of common stock expired during the year and are recorded as forfeited in the table above.

The following table summarizes information about non-employee stock warrants outstanding and exercisable that were issued for services at December 31, 2013, 2012 and 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$-	-	0.00 Years	$-	-	$-
	-	0.00 Years	$-	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$-	-	0.00 Years	$-	-	$-
	-	0.00 Years	$-	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.30	10,071	0.62 Years	$0.30	10,071	$0.30
	10,071	0.62 Years	$0.30	10,071	$0.30

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

At December 31, 2013, there are 1,613,112 shares of common stock available under the 2008 Equity Incentive Stock Plan and 299,250 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2013, 2012 and 2011, the Company recorded compensation expense of $410,131, $232,785 and $166,367, respectively, for stock options that the requisite service was performed during the year.  The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

The remaining total compensation cost related to nonvested option awards not yet recognized as of December 31, 2013 is $1,020,771 which is expected to be recognized over the weighted average remaining vesting period of 2.49 years.

A summary of the warrants and options issued to employees and directors as of December 31, 2013, 2012 and 2011 and changes during the year are presented below:
	2011
	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Balance at beginning of period	293,372	$7.45	8.37 Years	$66,544
Exercised	(1,000)	$5.70
Expired	(33,073)	$2.81
Forfeited	-	$-
Granted	-	$-
Balance at end of period	259,299	$7.75	7.69 Years	$-
Exercisable	201,790	$7.44

	2012
	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Balance at beginning of period	259,299	$7.75	7.69 Years	$-
Exercised	-	$-
Expired	(3,000)	$5.33
Forfeited	-	$-
Granted	425,842	$5.68
Balance at end of period	682,141	$6.47	8.52 Years	$88,000
Exercisable	262,952	$7.31

	2013
	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Balance at beginning of period	682,141	$6.47	8.52 Years	$88,000
Exercised	-	$-
Expired	(1,334)	$5.70
Forfeited	-	$-
Granted	350,000	$6.25
Balance at end of period	1,030,807	$6.39	8.19 Years	$320,637
Exercisable	410,593	$6.80	6.84 Years	$161,511

As of December 31, 2013, 2012 and 2011, there were 620,214, 419,189 and 57,509, respectively, non-vested warrants and options issued to employees and directors.

The weighted average fair value of warrants and options granted during 2013 and 2012 were $1.32 and $2.28, respectively.  There were not warrants and options grants during 2011.

The exercise price grant dates in relation to the market price during 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Exercise price lower than the market price	$-	$-	$-
Exercise price equaled the market price	$-	$4.56 - $4.58	$-
Exercise price exceeded the market price	$6.25	$6.00	$-

The fair value of warrants and options granted during 2013 and 2012 was estimated on the dates of the grants using the following assumptions:

F-36

	2013	2012
Dividend yield	0%	0%
Expected volatilities	44%	84% - 91%
Risk-free interest rates	0.73%	0.27%
Expected lives	3 Years	2 Years

There were no warrants and options granted during 2011.

The following tables summarize information about employee stock warrants and options outstanding at December 31, 2013, 2012 and 2011:

Warrants and Options Outstanding December 31, 2013				Warrants and Options Exercisable December 31, 2013
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$4.56	84,675		$4.56	48,183	$4.56
$4.58	10,167		$4.58	10,167	$4.58
$5.70	38,416		$5.70	38,416	$5.70
$6.00	330,000		$6.00	110,000	$6.00
$6.25	350,000		$6.25	-	$6.25
$7.50	124,573		$7.50	124,573	$7.50
$9.00	92,976		$9.00	79,254	$9.00
	1,030,807	8.19 Years	$6.39	410,593	$6.80

Warrants and Options Outstanding December 31, 2012				Warrants and Options Exercisable December 31, 2012
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$4.56	84,675		$4.56	-	$4.56
$4.58	10,167		$4.58	10,167	$4.58
$5.70	39,750		$5.70	39,750	$5.70
$6.00	330,000		$6.00	27,500	$6.00
$7.50	124,573		$7.50	124,573	$7.50
$9.00	92,976		$9.00	60,962	$9.00
	682,141	8.52 Years	$6.47	262,952	$7.31

Warrants and Options Outstanding December 31, 2011				Warrants and Options Exercisable December 31, 2011
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$5.70	41,750		$5.70	41,750	$5.70
$7.50	124,573		$7.50	117,372	$7.50
$9.00	92,976		$9.00	42,668	$9.00
	259,299	7.69 Years	$7.75	201,790	$7.44

13.          RELATED PARTY TRANSACTIONS
In accordance with the lease of the corporate offices in Tualatin, Oregon, base monthly rent payments of $40,250 were paid to Barakel, LLC in accordance with the lease schedule.

On October 1, 2013, our wholly owned subsidiary, CUI Properties, LLC, purchased our Tualatin, Oregon corporate office real estate from Barakel, LLC. The purchase price for this acquisition was $5,050,000. For discussion of the funding, see Note 9. Notes Payable.

The Company recorded investment income of $24,766, $59,623 and $41,472 during 2013, 2012 and 2011, respectively, related to its interest in Test Products International (“TPI”).  For further details regarding TPI, see Note 2 discussion Investment – Equity Method.

During 2013, the Company repaid $2,000,000 of principal on the International Electronic Devices note payable related to the acquisition of CUI, Inc.   At December 31, 2013, the balance of this note is $5,303,683 and is held in long term notes payable, related party.

14.          DISCONTINUED OPERATIONS
Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum, of which the remaining balance at December 31, 2013 is fully reserved.  The Company’s continuing operations focus on the development, manufacturing and sale of electrical components.  There were no discontinued operations in 2013 and 2012.  Revenue and expenses allocated to discontinued operations for the year ended December 31, 2011 were limited to revenue and expenses that were directly related to the operations of Comex Electronics, or that were eliminated as a result of the sale of the subsidiary. As a result, certain continuing indirect costs that were previously allocated to Comex were not allocated to discontinued operations.  It is expected that the Company and Comex Electronics will continue a business relationship.  Comex Electronics is a customer of CUI Global and also a vendor to CUI Global that provides manufacturing and other services.

The results of operations from discontinued operations are set forth below:

	For the year ended December 31,
	2013	2012	2011

Total revenues	$-	$-	$1,280,485
Cost of revenues	-	-	1,146,443
Gross profit	-	-	134,042
Selling, general, administrative and other	-	-	294,195
(Loss) from discontinued operations	-	-	(160,153)
Gain on sale of Comex Electronics	-	-	603,034
Net profit (loss) from discontinued operations	-	-	442,881
Less net profit (loss) from discontinued operations - noncontrolling interest	-	-	67,872
Net profit (loss) from discontinued operations allocable to common stocholders	$-	$-	$375,009

15.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Other comprehensive income (loss)
Foreign currency translation adjustment	$1,815,426	$(42,305)	$68,779
Accumulated other comprehensive income (loss)	$1,815,426	$(42,305)	$68,779

16.          INCOME TAXES
The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying consolidated financial statements.

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods. At December 31, 2013, the Company had available net operating loss carry-forwards of approximately $57.4 million. These operating loss carry-forwards expire in various years through the year ending December 31, 2033; and, because the Company has incurred significant operating losses, utilization of the tax loss carry-forwards are not assured. The increase in the valuation allowance for the year ended December 31, 2013 was approximately $1.6 million. As a result, the non-current deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying balance sheets because a valuation allowance was established to fully reserve such assets due to the uncertainty of the Company’s realization of this benefit.

After consideration of all the evidence management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2013, 2012 and 2011, computed by applying the Federal Corporate tax rate of 34% to loss before taxes, as follows:

	2013	2012	2011
Computed "expected" tax expense (benefit) - Federal -	$(456,129)	$(800,084)	$(16,579)
Computed "expected" tax expense (benefit) - State and Foreign taxes	(58,438)	(166,285)	(2,124)
Permanent tax differences	35,269	(435,030)	147,313
Difference in statutory rate between US and foreign nations	(142,795)	-	-
True up of prior year net operating loss	(576,797)	-	-
Change in valuation allowance/Use of NOL	1,616,708	480,742	(98,800)
	$417,818	$(920,657)	$29,810

For the periods ended December 31, 2013, 2012 and 2011, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

F-39

	2013	2012	2011
Deferred tax assets (liabilities)
Intangible assets	$(6,866,194)	$(8,046,564)	$(8,153,358)
Property and equipment	$(50,568)	$634,354	$634,354
Net operating loss carryforwards	$21,998,196	$20,699,678	$20,376,785
Contribution and other carryforwards	321,404	292,692	241,637
Inventory and accounts receivable reserves	(65,972)	139,999	139,999
Valuation allowance	(15,336,866)	(13,720,159)	(13,239,417)
Net deferred tax assets	$-	$-	$-

17.          CONCENTRATIONS
During 2013, 50% of revenues were derived from two customers at 33% and 17%.  During 2012, 51% of revenues were derived from two customers at 47% and 4%.  During 2011, 45% of revenues were derived from two customers at 41% and 4%.

The Company’s major product lines in 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.  During 2012 and 2011, the company’s major product lines were power and electro-mechanical products.

At December 31, 2013, of the gross trade accounts receivable from continuing operations totaling $9,340,909, 25% was due from one customer. At December 31, 2012, 45% of the gross trade accounts receivable from continuing operations totaling $5,095,926, 57% was due from two customers:  37% and 8%.  At December 31, 2011, 46% of the gross trade accounts receivable from continuing operations totaling $3,819,641, 53% was due from five customers:  21%, 9%, 7%, 5% and 4%.

Following the acquisition of Orbital Gas Systems, the Company also has revenue and trade accounts receivable concentrations in the United Kingdom of 29% and 60%, respectively for the year ended December 31, 2013.

18.          SUBSEQUENT EVENTS
Management has reviewed for subsequent events and identified the following:

On January 8, 2014 an employee exercised 500 options for common stock in a cashless transaction for which the employee received 200 common shares. The company received $0 from this exercise.

Effective February 5, 2014, Colton R. Melby resigned as Director and Chairman of the Board of CUI Global, Inc.  William J. Clough, CEO, was appointed interim Chairman of the Board.

On February 14, 2014 a consultant received 9,124 restricted common shares with a fair value of $50,000 based on the contract date of payment for strategic consulting services regarding the testing and demonstration of the GasPT2 technology rendered since August 6, 2013 and to be rendered thru August 5, 2014 in accordance with the terms of the contract agreement.

On February 20, 2014, an executive exercised 17,814 options for common stock in a cashless transaction for which the employee and a designated recipient received 8,257 common shares.  The company received $0 from this exercise.

On March 11, 2014, an executive exercised 80,332 options for common stock in a cashless transaction for which the employee received 15,151 common shares.  The company received $0 from this exercise.

On March 24, 2014 a consultant received 18,283 restricted common shares with a fair value of $115,000 based on the contract date of payment for strategic investor marketing services to be rendered thru July 1, 2015 in accordance with the terms of the contract agreement.

On March 24, 2014, 2,680 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The shares were valued at $18,247 based on the dates earned under the royalty agreement.

19.          QUARTERLY FINANCIAL INFORMATION – UNAUDITED

Quarter ended:	March 31	June 30	September 30	December 31
2013

Total revenue	$10,059,360	$18,151,091	$17,213,757	$15,227,457
Total cost of revenues	6,047,605	11,085,366	10,614,380	9,131,544
Gross profit	4,011,755	7,065,725	6,599,377	6,095,913
Gross profit percent	40%	39%	38%	40%
Selling, general and administrative	3,166,491	6,061,377	5,019,853	5,250,805
Depreciation and amortization	983,266	211,138	1,008,046	1,076,624
Research and development	244,690	198,775	187,866	259,130
Bad debt	(5,000)	47,470	(10,000)	179,076
Impairment of intangible	-	-	-	-
Operating income (loss)	(377,692)	546,965	393,612	(669,722)
Consolidated Net income (loss)	(462,092)	294,778	214,315	(1,805,676)
Earnings per common share:
Basic income (loss) per common share	$(0.04)	$0.02	$0.01	$(0.09)
Diluted income (loss) per common share	$(0.04)	$0.02	$0.01	$(0.09)
Basic weighted average common and common equivalents shares outstanding	10,883,280	18,835,103	20,564,163	20,578,551
Diluted weighted average common and common equivalents shares outstanding	10,883,280	18,843,674	20,574,784	20,578,551

Quarter ended:	March 31	June 30	September 30	December 31
2012
Total revenue	$8,469,763	$10,011,758	$10,712,306	$11,890,762
Total cost of revenues	5,185,179	6,209,955	6,778,965	7,533,794
Gross profit	3,284,584	3,801,803	3,933,341	4,356,968
Gross profit percent	39%	38%	37%	37%
Selling, general and administrative	3,879,139	3,781,452	3,740,318	4,090,171
Depreciation and amortization	141,039	155,810	224,920	208,524
Research and development	178,189	176,301	204,343	232,499
Bad debt	(10,000)	10,000	32,979	32,784
Impairment of intangible	-	278,428	-	-
Operating (loss)	(903,783)	(600,188)	(269,219)	(207,010)
Consolidated Net (loss)	(1,071,762)	(714,885)	(462,999)	(276,675)
Earnings per common share:
Basic (loss) per common share	$(0.13)	$(0.07)	$(0.04)	$(0.03)
Diluted (loss) per common share	$(0.13)	$(0.07)	$(0.04)	$(0.03)
Basic weighted average common and common equivalents shares outstanding	8,439,629	10,551,530	10,819,681	10,175,989
Diluted weighted average common and common equivalents shares outstanding	8,439,629	10,551,530	10,819,681	10,175,989

