Form 10-Q/A
period 2013-06-30
CUI Global, Inc.
filed 2014-05-14
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

CUI Global, Inc.

Explanatory Note

This Amendment No. 1 to the Quarterly Report filed pursuant to the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013 as filed with the Securities and Exchange Commission on August 14, 2013 and amended to date (the “Form 10-Q/A”), is being filed for the purpose of, (i) amending Part 1, Item 4 to clarify our disclosures concerning disclosure controls and procedures and (ii) amending our acquisition accounting of the Orbital Gas Systems Limited acquisition specifically with regard to Deferred Tax Liabilities, the related increase in Goodwill and their effect on the condensed consolidated financial statements.

This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-Q.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 1.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited) (restated)
Assets:
Current Assets:
Cash and cash equivalents	$28,105,549	$3,039,840
Trade accounts receivable, net of allowance of $150,000 and $130,000, respectively	8,932,614	4,965,926
Inventories, net of allowance of $603,634 and $250,000, respectively	6,169,021	4,843,905
Costs in excess of billings	260,072	-
Prepaid expenses and other	1,070,934	378,885
Total current assets	44,538,190	13,228,556

Property and equipment, net	2,693,213	1,016,219

Other assets:
Investment - equity method	254,118	258,244
Other Intangible assets, net	23,755,391	8,618,524
Deposits and other	-	11,360
Notes receivable, net	485,416	501,422
Debt offering costs, net	6,111	42,778
Goodwill, net	21,796,676	13,046,358
Total other assets	46,297,712	22,478,686
Total assets	$93,529,115	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,522,990	$2,496,881
Line of credit	-	459,448
Leases payable, current	88,348	-
Accrued expenses	2,219,296	1,140,743
Accrued compensation	581,909	186,636
Accrued taxes payable	629,911	2,096
Unearned revenue	676,397	371,541
Billings in excess of costs	5,854,993	-
Total current liabilities	14,573,844	4,657,345
Leases payable, net of current portion	33,459	-
Long term note payable, related party	5,303,683	7,303,683
Deferred tax liabilities, net	3,524,218	-
Total long term liabilities	8,861,360	7,303,683
Total liabilities	23,435,204	11,961,028

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized	-	-
Common stock, par value $0.001; 325,000,000 shares authorized; 20,564,163 shares issued and outstanding at June 30, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,564	10,883
Additional paid-in capital	146,368,848	100,947,708
Accumulated deficit	(76,196,681)	(76,171,822)
Accumulated other comprehensive (loss)	(98,820)	(24,336)
Total stockholders' equity	70,093,911	24,762,433
Total liabilities and stockholders' equity	$93,529,115	$36,723,461

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(restated)		(restated)
Revenues:
Product Sales	$18,138,599	$9,996,133	$28,190,845	$18,459,939
Revenue from freight	12,492	15,625	19,606	21,582
Total revenue	18,151,091	10,011,758	28,210,451	18,481,521
Cost of revenues	11,085,366	6,209,955	17,132,971	11,395,134

Gross profit	7,065,725	3,801,803	11,077,480	7,086,387

Operating expenses
Selling, general and administrative	6,272,515	3,937,262	10,422,272	7,957,440
Research and development	198,775	176,301	443,465	354,490
Bad debt	47,470	10,000	42,470	-
Impairment of intangible, trademark and trade name V-Infinity	-	278,428	-	278,428
Total operating expenses	6,518,760	4,401,991	10,908,207	8,590,358

Income (loss) from operations	546,965	(600,188)	169,273	(1,503,971)

Other income (expense)
Other income	56,057	9,735	117,295	34,881
Other expense	(4,961)	(3,481)	(9,906)	(3,696)
Earnings (loss) from equity investment	(6,229)	19,214	(4,126)	39,791
Amortization of debt offering costs	(18,333)	(18,334)	(36,666)	(36,667)
Interest expense	(86,979)	(114,331)	(201,453)	(301,529)
Total other income (expense), net	(60,445)	(107,197)	(134,856)	(267,220)

Income (loss) before taxes	486,520	(707,385)	34,417	(1,771,191)
Provision for taxes	49,287	7,500	59,276	15,456
Consolidated Net Income (loss)	$437,233	$(714,885)	$(24,859)	$(1,786,647)

Basic income (loss) per common share	$0.02	$(0.07)	$(0.00)	$(0.19)
Diluted income (loss) per common share	$0.02	$(0.07)	$(0.00)	$(0.19)
Basic weighted average common shares outstanding	18,835,103	10,551,530	14,881,158	9,495,579
Diluted weighted average common and common equivalents shares outstanding	18,843,674	10,551,530	14,881,158	9,495,579

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(restated)		(restated)
Net Income (loss)	$437,233	$(714,885)	$(24,859)	$(1,786,647)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(53,714)	$5,825	$(74,484)	$(20,548)
Comprehensive Income (loss)	$383,519	$(709,060)	$(99,343)	$(1,807,195)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2013	2012
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,859)	$(1,786,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock, options and notes issued for compensation and services	295,541	616,547
Non-cash interest expense, including amortization of debt offering costs	36,666	36,667
Earnings from Equity Investment	4,126	(39,791)
Bad debt expense	42,470	-
Amortization of intangibles	866,403	18,365
Deferred income taxes	(142,455)	-
Inventory reserve	18,400	15,000
Impairment of intangible, trademark and trade name V-Infinity	-	278,428
Depreciation	327,999	278,484
(Increase) decrease in assets:
Trade accounts receivable	1,654,312	(66,621)
Inventory	(898,397)	(895,013)
Costs in excess of billings	90,871	-
Prepaid expenses and other current assets	(673,266)	247,567
Deposits and other assets	11,360	68,716
Increase (decrease) in liabilities:
Accounts payable	456,307	413,235
Accrued expenses	(1,514,443)	30,933
Accrued compensation	124,547	3,520
Accrued taxes payable	(401,223)	(71,011)
Unearned revenue	259,539	100,543
Billings in excess of costs	68,803	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	602,701	(751,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of cash received	(17,709,507)	-
Investment in patents	(2,500)	-
Investment in other intangible assets	-	(39,940)
Proceeds from Notes receivable	18,116	25,511
Purchase of property and equipment	(442,086)	(359,562)
NET CASH (USED IN) INVESTING ACTIVITIES	(18,135,977)	(373,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(459,448)	(1,528,900)
Payments on leases payable	(3,736)	-
Payments on notes and loans payable	-	(4,000,000)
Payments on notes payable, related party	(2,000,000)	(3,000,000)
Payments on convertible note payable, related party	-	(35,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	12,723,515
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,672,096	4,159,615
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73,111)	(20,548)
Cash and cash equivalents at beginning of year	3,039,840	176,775
Cash and cash equivalents at end of period	28,105,549	3,190,773
NET INCREASE IN CASH AND CASH EQUIVALENTS	$25,065,709	$3,013,998

(continued)

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the six months ended June 30,
	2013	2012
	(restated)
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

Restatement

The Company is restating its condensed consolidated financial statements for the three and six months ended June 30, 2013 to correct errors related to the acquisition accounting for the April 1, 2013 acquisition of our wholly owned subsidiary, Orbital Gas Systems, Ltd. (Orbital), the Company has determined that a deferred tax liability related to identifiable intangibles and an associated increase in goodwill were not recognized on Orbital's date of acquisition. The reversal of the deferred tax liability is recognized as an offset to the related current tax expense recognized on amortization of the identifiable intangibles. The Company’s decision to restate the aforementioned condensed consolidated financial statements was made as a result of the determination that a deferred tax liability should have been recorded at the date of the business combination when Orbital was acquired. The June 30, 2013 condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive gain and loss, condensed consolidated statements of cash flows and notes to condensed consolidated financial statements have been restated to correct this error.

The Company’s condensed consolidated financial statements have been restated as follows:

Condensed Consolidated Balance Sheets

	As of June 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Goodwill, net	$18,174,366	$3,622,310	$21,796,676
Total assets	89,906,805	3,622,310	93,529,115
Accrued tax payable	672,901	(42,990)	629,911
Deferred tax liability	-	3,524,218	3,524,218
Total liabilities	19,953,976	3,481,228	23,435,204
Accumulated deficit	(76,339,136)	142,455	(76,196,681)
Accumulated other comprehensive income (loss)	(97,447)	(1,373)	(98,820)

Condensed Consolidated Statements of Operations

	For the three months ended June 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Provision (benefit) for taxes	$191,742	$(142,455)	$49,287
Net income	294,778	142,455	437,233

	For the six months ended June 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Provision (benefit) for taxes	$201,731	$(142,455)	$59,276
Net (loss) allocable to common stockholders	(167,314)	142,455	(24,859)

Condensed Consolidated Statements of Comprehensive Gain and Loss

	For the three months ended June 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Net income	$294,778	$142,455	$437,233
Foreign currency translation adjustment	(52,341)	(1,373)	(53,714)
Comprehensive income	242,437	141,082	383,519

	For the six months ended June 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Net (loss)	$(167,314)	$142,455	$(24,859)
Foreign currency translation adjustment	(73,111)	(1,373)	(74,484)
Comprehensive Income (loss)	(240,425)	141,082	(99,343)

The effect on cash flow was to adjust net income for deferred income taxes with no effect on previously reported cash used in or provided by operating, investing or financing activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include estimates used to review the Company’s long-lived assets for impairment, allowances for uncollectible accounts receivable, inventory valuation, estimates of costs to complete and earnings on uncompleted contracts, valuation of non-cash capital stock issuances, valuation for unearned revenue, and the valuation allowance on deferred tax assets, and future realization of deferred tax liabilities.

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

GOODWILL (restated) AND OTHER INTANGIBLE ASSETS

Goodwill (restated)

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at May 31, 2013, and determined that the two-step process was not necessary. The Company's goodwill balance at June 30, 2013 was $21,796,676, of which $12,907,157 related to CUI, Inc., $139,201 related to CUI Japan, and $8,750,318 related to Orbital Gas Systems Limited as a result of the April acquisition. The Company's goodwill balance at December 31, 2012 was $13,046,358, all of which related to CUI, Inc. and CUI Japan.

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

The following information represents segment activity for the six months ended June 30, 2013:

	Power and Electro- Mechanical	Gas (restated)	Other	Totals (restated)
Revenues from external customers	$22,253,366	$5,957,085	$-	$28,210,451
Income (loss) from operations	$1,743,063	$39,330	$(1,949,707)	$(167,314)
Other significant non-cash items:
Segment assets	$35,383,631	$39,398,362	$18,747,122	$93,529,115
Intangible assets	$8,478,952	$15,269,425	$13,125	$23,761,502
Goodwill, net	$13,046,358	$8,750,318	$-	$21,796,676
Expenditures for segment assets	$410,465	$34,121	$-	$444,586

The following information represents segment activity for the three months ended June 30, 2013:

	Power and Electro- Mechanical	Gas (restated)	Other	Totals (restated)
Revenues from external customers	$12,590,006	$5,561,085	$-	$18,151,091
Income (loss) from operations	$1,355,778	$81,280	$(1,142,280)	$294,778
Other significant non-cash items:
Segment assets	$35,383,631	$39,398,362	$18,747,122	$93,529,115
Intangible assets	$8,478,952	$15,269,425	$13,125	$23,761,502
Goodwill, net	$13,046,358	$8,750,318	$-	$21,796,676
Expenditures for segment assets	$306,510	$34,121	$-	$340,631

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

The allocation of the purchase price is as follows:

Purchase price	$26,205,500
Cash and cash equivalents	8,495,993
Trade Accounts receivable, net	5,597,361
Unbilled accounts receivable	66,109
Inventory, net	445,119
Costs in excess of billings	350,943
Other current assets	20,892
Property & equipment, net	1,562,908
Intangible, customer lists	7,180,307
Intangible, order backlog	3,434,462
Intangible, tradename	1,846,717
Intangible, technology-based asset know how	2,908,811
Intangible, technology-based asset software	630,474
Goodwill (restated)	8,799,622
Liabilities assumed (restated)	(11,419,029)
Deferred tax liability (restated)	(3,715,189)
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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the six months ended June 30, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the six months ended
	June 30,
	2013 (restated)	2012 (restated)
Gross revenue	$32,779,961	$31,513,092
Total expenses (restated)	34,207,330	33,108,997
Net profit (loss)	$(1,427,369)	$(1,595,905)
Basic and diluted profit (loss) per share	$(0.10)	$(0.17)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013 (restated)	June 30, 2012	June 30, 2013 (restated)	June 30, 2012
Consolidated Net Income (loss)	$437,233	$(714,885)	$(24,859)	$(1,786,647)
Basic weighted average number of shares outstanding	18,835,103	10,551,530	14,881,158	9,495,579
Diluted weighted average number of common and common equivalent shares	18,843,674	10,551,530	14,881,158	9,495,579

Basic income (loss) per common share	$0.02	$(0.07)	$(0.00)	$(0.19)
Diluted income (loss) per common share	$0.02	$(0.07)	$(0.00)	$(0.19)

5.	INCOME TAXES (restated)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is to be more likely than not.

A net expense of $49,287 was recorded to the income tax provision for the three month period ending June 30, 2013 resulting in an effective tax rate of 10.13% for the period. The income tax provision relates primarily to our foreign operations and state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our income tax expense and effective tax rate were $7,500 and 1.06%, respectively for the same period in 2012. The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

A net expense of $59,276 was recorded to the income tax provision for the six month period ending June 30, 2013 resulting in an effective tax rate of 172.23% for the period. The income tax provision relates primarily to our foreign operations and state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our income tax expense and effective tax rate were $15,456 and 0.008%, respectively for the same period in 2012. The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

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

During the six months ended June 30, 2013, CUI Global had a profit from operations of $169,273. During the six months ended June 30, 2013, CUI Global had a consolidated net loss of $24,859. The net loss for the six months ended is primarily the result of general and administrative expenses incurred during the first six months of the year which includes, among other things, significant amortization associated with the intangible assets acquired with Orbital Gas Systems, costs associated with the continued sales, marketing, engineering and support functions to support existing and new customers, acquisition related expenses, and tax benefit related to the settlement of deferred tax liabilities. The Company generated a net profit of $437,233 during the three months ended June 30, 2013.

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

Provision for taxes

A net expense of $49,287 was recorded to the income tax provision for the three month period ending June 30, 2013 resulting in an effective tax rate of 10.13% for the period. The income tax provision relates primarily to our foreign operations and state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our income tax expense and effective tax rate were $7,500 and 1.06%, respectively for the same period in 2012. The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

A net expense of $59,276 was recorded to the income tax provision for the six month period ending June 30, 2013 resulting in an effective tax rate of 172.23% for the period. The income tax provision relates primarily to our foreign operations and state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our income tax expense and effective tax rate were $15,456 and 0.008%, respectively for the same period in 2012. The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

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

Recap of liquidity and capital resources

During the first six months of 2013, the Company continued to improve its financial strength. This included completion of the equity raise which resulted in net proceeds of $45,135,280 after related expenses, the acquisition of Orbital Gas Systems Limited which resulted in cash paid upon acquisition, net of cash received of $17,709,507, repayment of $2,000,000 in principal toward the note payable with International Electronic Devices, Inc., thereby reducing the balance of the note payable to $5,303,683 and a profitable second quarter of 2013. In conjunction with the repayment of $2,000,000 of principal towards the note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date. As of June 30, 2013 the Company had an accumulated deficit of $76,196,681.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2013 at a reasonable assurance level as a result of the purpose for which this 10-Q is being amended due to incorrect acquisition accounting and related effects on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted and the nature of this amended 10-Q, internal controls over financial reporting are deemed ineffective for the reporting period with a control deficiency relating to the acquisition accounting under ASC 805, Business Combinations, as it relates to accounting for deferred income tax. The deficiency includes not maintaining a sufficient complement of resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters. Management has subsequently implemented new internal controls and procedures to strengthen our internal controls over financial reporting specifically with regard to the acquisition accounting requirements.

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

Signed and submitted this 13th day of May 2014.

CUI Global, Inc.
By:	/s/	William J. Clough
William J. Clough,
Chief Executive Officer/President

by:	/s/	Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

