Form 10-Q/A
period 2013-09-30
CUI Global, Inc.
filed 2014-05-14
CIK 1108967

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

CUI Global, Inc.

Explanatory Note

This Amendment No. 1 to the Quarterly Report filed pursuant to the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 13, 2013 and amended to date (the “Form 10-Q/A”), is being filed for the purpose of, (i) amending Part 1, Item 4 to clarify our disclosures concerning disclosure controls and procedures and (ii) amending our acquisition accounting of the Orbital Gas Systems Limited acquisition specifically with regard to Deferred Tax Liabilities, the related increase in Goodwill and their effect on the condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
CUI Global, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited) (restated)
Assets:
Current Assets:
Cash and cash equivalents	$18,716,542	$3,039,840
Short term investments held to maturity	10,882,682	-
Trade accounts receivable, net of allowance of $230,000 and $130,000, respectively	8,995,279	4,965,926
Inventories, net of allowance of $624,110 and $250,000, respectively	6,118,945	4,843,905
Costs in excess of billings	368,446	-
Prepaid expenses and other	740,327	378,885
Total current assets	45,822,221	13,228,556

Property and equipment, net	3,032,086	1,016,219

Other assets:
Investment - equity method	262,456	258,244
Other intangible assets, net	24,031,876	8,618,524
Deposits and other	21,986	11,360
Notes receivable, net	470,604	501,422
Debt offering costs, net	-	42,778
Goodwill, net	22,256,890	13,046,358
Total other assets	47,043,812	22,478,686
Total assets	$95,898,119	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,463,176	$2,496,881
Line of credit	-	459,448
Leases payable, current	99,056	-
Accrued expenses	2,117,339	1,140,743
Accrued taxes payable	525,086	2,096
Accrued compensation	463,720	186,636
Billings in excess of costs	6,695,121	-
Unearned revenue	708,819	371,541
Total current liabilities	15,072,317	4,657,345
Long term leases payable	66,649	-
Long term notes payable, related party, net of current portion due of $0 and $0, respectively	5,303,683	7,303,683
Deferred tax liabilities, net	3,194,628	-
Total long term liabilities	8,564,960	7,303,683
Total liabilities	23,637,277	11,961,028

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,564,163 shares issued and outstanding at September 30, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,564	10,883
Additional paid-in capital	146,484,223	100,947,708
Accumulated deficit	(75,459,395)	(76,171,822)
Accumulated other comprehensive income (loss)	1,215,450	(24,336)
Total stockholders' equity	72,260,842	24,762,433
Total liabilities and stockholders' equity	$95,898,119	$36,723,461

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(restated)		(restated)
Revenues:
Product Sales	$17,204,407	$10,697,471	$45,395,252	$29,157,410
Revenue from freight	9,350	14,835	28,956	36,417
Total revenue	17,213,757	10,712,306	45,424,208	29,193,827
Cost of revenues	10,614,380	6,778,965	27,747,351	18,174,099

Gross profit	6,599,377	3,933,341	17,676,857	11,019,728

Operating expenses
Selling, general and administrative	5,019,853	3,740,318	14,247,723	11,400,909
Depreciation and amortization	1,008,046	224,920	2,202,448	521,769
Research and development	187,866	204,343	631,331	558,833
Bad debt	(10,000)	32,979	32,470	32,979
Impairment of intangible, trademark and trade name V-Infinity	-	-	-	278,428
Total operating expenses	6,205,765	4,202,560	17,113,972	12,792,918

Income (loss) from operations	393,612	(269,219)	562,885	(1,773,190)

Other income (expense)
Other income	55,137	8,580	172,432	43,461
Other expense	(3,302)	(13,189)	(13,208)	(16,885)
Earnings (loss) from equity investment	8,338	(3,318)	4,212	36,473
Amortization of investment premiums and discounts	(9,526)	-	(9,526)	-
Amortization of debt offering costs	(6,111)	(18,333)	(42,777)	(55,000)
Interest expense	(107,501)	(158,981)	(308,954)	(460,510)
Total other (expense), net	(62,965)	(185,241)	(197,821)	(452,461)

Income (loss) before taxes	330,647	(454,460)	365,064	(2,225,651)
Provision (benefit) for taxes	(406,639)	8,539	(347,363)	23,995
Consolidated Net Income (loss)	$737,286	$(462,999)	$712,427	$(2,249,646)

Basic income (loss) per common share	$0.04	$(0.04)	$0.04	$(0.23)
Diluted income (loss) per common share	$0.04	$(0.04)	$0.04	$(0.23)
Basic weighted average common and common equivalents shares outstanding	20,564,163	10,819,681	16,796,310	9,940,168
Diluted weighted average common and common equivalents shares outstanding	20,574,784	10,819,681	16,805,972	9,940,168

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Comprehensive Gain and Loss
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(restated)		(restated)
Consolidated Net income (loss)	$737,286	$(462,999)	$712,427	$(2,249,646)

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,314,270	$2,054	$1,239,786	$(18,494)
Comprehensive Income (loss)	$2,051,556	$(460,945)	$1,952,213	$(2,268,140)

See accompanying notes to unaudited condensed consolidated financial statements

CUI Global, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine months ended September 30,
	2013	2012
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$712,427	$(2,249,646)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	410,916	948,370
Non-cash interest expense, including amortization of debt offering costs	42,777	55,000
Non-cash (profit) on equity method investment	(4,212)	(36,473)
Bad debt expense	32,470	32,979
Allowance for ship and debit returns	90,000	-
Amortization of intangibles	1,676,731	83,651
Deferred income taxes	(665,426)	-
Impairment of intangible, trademark and tradename V-Infinity	-	278,428
Inventory reserve	23,792	60,000
Depreciation	525,717	438,118
(Increase) decrease in assets:
Trade accounts receivable	1,761,055	(498,936)
Inventory	(855,296)	(1,512,671)
Costs in excess of billings	(1,089)	-
Prepaid expenses and other current assets	(340,871)	293,282
Deposits and other assets	(10,626)	17,801
Increase (decrease) in liabilities:
Accounts payable	338,560	402,216
Accrued expenses	(1,736,576)	275,608
Accrued compensation	(4,511)	2,726
Accrued taxes payable	(553,303)	-
Unearned revenue	289,841	311,525
Billings in excess of costs	638,297	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,370,673	(1,098,022)
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid upon acquisition, net of cash received	(17,709,507)	-
Investment in other intangible assets, net	(405,900)	(39,940)
Purchase of short term investments held to maturity	(10,882,682)	-
Proceeds from Notes receivable	27,273	22,096
Purchase of property and equipment	(836,892)	(559,713)
NET CASH (USED IN) INVESTING ACTIVITIES	(29,807,708)	(577,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	(459,448)	(1,528,900)
Proceeds from (payments to) leases payable	(39,051)	-
Payments on notes and loans payable	-	(4,000,000)
Payments on notes and loans payable, related party	(2,000,000)	(3,000,000)
Proceeds from (payments to) convertible notes payable, related party	-	(35,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	13,532,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,636,781	4,968,385
EFFECT OF EXCHANGE RATE CHANGES ON CASH	476,956	(18,494)
Cash and cash equivalents at beginning of year	3,039,840	176,775
Cash and cash equivalents at end of period	18,716,542	3,451,087
NET INCREASE IN CASH AND CASH EQUIVALENTS	$15,676,702	$3,274,312

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed consolidated financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2012.

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

Restatement
The Company is restating its condensed consolidated financial statements for the three and nine months ended September 30, 2013 to correct errors related to the acquisition accounting for the April 1, 2013 acquisition of our wholly owned subsidiary, Orbital Gas Systems, Ltd. (Orbital), the Company has determined that a deferred tax liability related to identifiable intangibles and an associated increase in goodwill were not recognized on Orbital's date of acquisition.  The reversal of the deferred tax liability is recognized as an offset to the related current tax expense recognized on amortization of the identifiable intangibles.  The Company’s decision to restate the aforementioned condensed consolidated financial statements was made as a result of the determination that a deferred tax liability should have been recorded at the date of the business combination when Orbital was acquired.  The September 30, 2013 condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive gain and loss, condensed consolidated statements of cash flows and notes to condensed consolidated financial statements have been restated to correct this error.

The Company’s condensed consolidated financial statements have been restated as follows:

Condensed Consolidated Balance Sheets

	As of September 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Goodwill, net	$18,413,545	$3,843,345	$22,256,890
Total assets	92,054,774	3,843,345	95,898,119
Accrued tax payable	570,699	(45,613)	525,086
Deferred tax liability	-	3,194,628	3,194,628
Total liabilities	20,488,262	3,149,015	23,637,277
Accumulated deficit	(76,124,821)	665,426	(75,459,395)
Accumulated other comprehnsive income (loss)	1,186,546	28,904	1,215,450

Condensed Consolidated Statements of Operations

	For the three months ended September 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Provision (benefit) for taxes	$116,332	$(522,971)	$(406,639)
Net income	214,315	522,971	737,286

	For the nine months ended September 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Provision (benefit) for taxes	$318,063	$(665,426)	$(347,363)
Net income allocable to common stockholders	47,001	665,426	712,427

Condensed Consolidated Statements of Comprehensive Gain and Loss

	For the three months ended September 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Net income	$214,315	$522,971	$737,286
Foreign currency translation adjustment	1,283,993	30,277	1,314,270
Comprehensive Income	1,498,308	553,248	2,051,556

	For the nine months ended September 30, 2013 (unaudited)
	As Previously Reported	Adjustments	As Restated
Net income	$47,001	$665,426	$712,427
Foreign currency translation adjustment	1,210,882	28,904	1,239,786
Comprehensive Income	1,257,883	694,330	1,952,213

The effect on cash flow was to adjust net income for deferred income taxes with no effect on previously reported cash used in or provided by operating, investing or financing activities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include estimates used to review the Company’s long-lived assets for impairment, allowances for uncollectible accounts receivable, inventory valuation, estimates of costs to complete and earnings on uncompleted contracts, valuation of non-cash capital stock issuances, valuation for unearned revenue, and the valuation allowance on deferred tax assets and realization of deferred tax liabilities.

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

Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements.  ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

⋅	Level 1 – Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.
⋅
Level 2 – Pricing inputs are quoted for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.  Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

⋅
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

GOODWILL (restated) AND OTHER INTANGIBLE ASSETS

Goodwill (restated)
The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at May 31, 2013, and determined that the two-step process was not necessary. The Company's goodwill balance at September 30, 2013 was $22,256,890, of which $12,907,157 related to CUI, Inc., $138,530 related to CUI Japan, and $9,211,203 related to Orbital Gas Systems Limited as a result of the April acquisition. The Company's goodwill balance at December 31, 2012 was $13,046,358, all of which related to CUI, Inc. and CUI Japan.

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

The following information represents segment activity for the nine months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
		(restated)		(restated)
Revenues from external customers	$33,425,562	$11,998,646	$-	$45,424,208
Income (loss) from operations	$3,019,601	$173,327	$(2,630,043)	$562,885
Other significant non-cash items:
Segment assets	$35,271,498	$42,265,766	$18,360,855	$95,898,119
Intangible assets	$8,406,156	$15,613,439	$12,281	$24,031,876
Goodwill, net	$13,045,687	$9,211,203	$-	$22,256,890
Expenditures for segment assets	$549,865	$692,927	$-	$1,242,792

The following information represents segment activity for the three months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
		(restated)		(restated)
Revenues from external customers	$11,172,196	$6,041,561	$-	$17,213,757
Income (loss) from operations	$1,238,935	$(81,844)	$(763,479)	$393,612
Other significant non-cash items:
Segment assets	$35,271,498	$42,265,766	$18,360,855	$95,898,119
Intangible assets	$8,406,156	$15,613,439	$12,281	$24,031,876
Goodwill, net	$13,045,687	$9,211,203	$-	$22,256,890
Expenditures for segment assets	$139,400	$658,806	$-	$798,206

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the nine months ended September 30, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
	(restated)	(restated)
Gross revenue	$49,993,718	$47,929,855
Total expenses (restated)	50,683,801	49,357,648
Net (loss)	$(690,083)	$(1,427,793)
Basic and diluted (loss) per share	$(0.04)	$(0.14)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2013 (restated)	Three months ended September 30, 2012	Nine months ended September 30, 2013 (restated)	Nine months ended September 30, 2012
Consolidated Net Income (loss)	$737,286	$(462,999)	$712,427	$(2,249,646)
Basic weighted average number of shares outstanding	20,564,163	10,819,681	16,796,310	9,940,168
Dilutive options	10,621	-	9,662	-
Diluted weighted average number of common and common equivalent shares	20,574,784	10,819,681	16,805,972	9,940,168

Basic income (loss) per common share	$0.04	$(0.04)	$0.04	$(0.23)
Diluted income (loss) per common share	$0.04	$(0.04)	$0.04	$(0.23)

6.	INCOME TAXES (restated)

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

A net benefit of ($406,639) was recorded to the income tax provision for the three month period ending September 30, 2013 resulting in an effective tax rate of 122.98% for the period.  The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.  During the three month period ending September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of ($379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.  Our income tax expense and effective tax rate were $8,539 and 1.09%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

A net benefit of ($347,363) was recorded to the income tax provision for the nine month period ending September 30, 2013 resulting in an effective tax rate of 95.15% for the period.  The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.  During the nine month period ending September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of ($379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.  Our income tax expense and effective tax rate were $23,995 and 1.08%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as our USA tax benefits are reduced by a full valuation allowance.

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

During the nine months ended September 30, 2013, CUI Global had a profit from operations of $562,885. During the nine months ended September 30, 2013, CUI Global had a consolidated net profit of $712,427. The net profit for the nine months ended is primarily the result of the increase in revenues and related gross profits, offset by the increase in selling, general and administrative expenses incurred during the first nine months of the year which includes, among other things, significant amortization associated with the intangible assets acquired with Orbital Gas Systems, costs associated with the continued sales, marketing, engineering and support functions to support existing and new customers, acquisition related expenses, and tax benefit related to the settlement of deferred tax liabilities. The Company generated a net profit of $737,286 during the three months ended September 30, 2013.

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

Provision (benefit) for taxes
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

A net benefit of ($406,639) was recorded to the income tax provision for the three month period ending September 30, 2013 resulting in an effective tax rate of 122.98% for the period.  The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.  During the three month period ending September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of ($379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.  Our income tax expense and effective tax rate were $8,539 and 1.09%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

A net benefit of ($347,363) was recorded to the income tax provision for the nine month period ending September 30, 2013 resulting in an effective tax rate of 95.15% for the period.  The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.  During the nine month period ending September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of ($379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.  Our income tax expense and effective tax rate were $23,995 and 1.08%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as our USA tax benefits are reduced by a full valuation allowance.

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

Recap of liquidity and capital resources
During the first nine months of 2013, the Company continued to improve its financial strength. This included completion of the equity raise which resulted in net proceeds of $45,135,280 after related expenses, the acquisition of Orbital Gas Systems Limited which resulted in cash paid upon acquisition, net of cash received of $17,709,507, repayment of $2,000,000 in principal toward the note payable with International Electronic Devices, Inc., thereby reducing the balance of the note payable to $5,303,683 and a profitable nine months ended September 30, 2013. In conjunction with the repayment of $2,000,000 of principal towards the note payable balance, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date. As of September 30, 2013 the Company had an accumulated deficit of $75,459,395.

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

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2013 at a reasonable assurance level as a result of the purpose for which this 10-Q is being amended due to incorrect acquisition accounting and related effects on the consolidated financial statement.

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

Changes in Internal Control over Financial Reporting
We continue to evaluate and, where appropriate, design and enhance controls over financial reporting related to processes that require improvement.  Toward this objective, during the third quarter of 2013 CUI Global hired a Director of Global Controls to oversee the internal controls over financial reporting for CUI Global and its subsidiaries.  Also during the third quarter of 2013, we transitioned CUI Global’s financial reporting to SAP Business One accounting software, an accounting software already in use by subsidiary CUI, Inc.  We believe we have monitored and maintained appropriate controls during this implementation period. Other than these identified changes, there were no changes in our internal control over financial reporting during the last fiscal quarter however, based on the nature of this amended 10-Q, internal controls over financial reporting are deemed ineffective for the reporting period with a control deficiency relating to the acquisition accounting under ASC 805, Business Combinations, as it relates to accounting for deferred income tax. The deficiency includes not maintaining a sufficient complement of resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters. Management has subsequently implemented new internal controls and procedures to strengthen our internal controls over financial reporting specifically with regard to the acquisition accounting requirements.

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

