Form 10-K/A
period 2013-12-31
CUI Global, Inc.
filed 2014-05-14
CIK 1108967

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosure	26
Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
	Market Value	29
	Description of Securities	27
Item 6.	Selected Financial Data	36
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
	Critical Accounting Policies	39
	Liquidity and Capital Resources	41
	Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B	Other Information	58
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	58
	Our Corporate Governance Practices	61
	Code of Ethics	61
	Audit Committee	63
	Audit Committee Report	64
	Nominating Committee	64
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
	Equity Incentive Plans
Item 13.	Certain Relationships, Related Transactions and Director Independence	78
Item 14.	Principal Accounting Fees and Services	80
Part IV
Item 15.	Exhibits, Financial Statement Schedules	82
	Exhibits	82
	Signatures	86
	Certifications

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of CUI Global, Inc., for the fiscal year ended December 31, 2013, as filed on March 31, 2014 and amended to date (the “Form 10-K/A”), is being filed for the purpose of (i) amending Part II, Item 9A to clarify our disclosures concerning disclosure controls and procedures and internal control over financial reporting, and (ii) amending our purchase price allocation of the Orbital Gas Systems Limited acquisition specifically with regard to Deferred Tax Liabilities, the related increase in Goodwill and their effect on the consolidated financial statements including disclosures after the financial statements. This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

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
Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2013, we had a net loss of $943,113 and our accumulated deficit as of December 31, 2013 was $77,114,935. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, it may have to delay, reduce the scope of, or eliminate some or all of its growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.
For the year ended December 31, 2013, we had a net loss of $943,113. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

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
We have goodwill totaling approximately $22.4 million following the acquisition of Orbital Gas Systems. We will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

For information regarding the Company’s acquisitions, see Note 4, ACQUISITION.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Statements of Operations Data:
Total revenues	$60,651,665	$41,084,589	$38,938,326	$37,575,157	$26,376,576
Cost of revenues	36,878,895	25,707,893	24,133,073	22,727,210	16,165,173
Selling, general and administrative	22,777,600	16,221,373	13,347,853	11,991,976	10,430,613
Research and development	890,461	791,332	716,321	740,396	56,042
Bad debt	211,546	65,763	82,192	64,684	114,808
Impairment of assets ( a)	-	278,428	-	3,524,141	10,834,980
Other income (expense)	156,152	76,502	14,979	(71,440)	(138,806)
Derivative expense ( b)	(427,818)	-	-	-	-
Gain on sale of technology rights ( c)	-	-	143,636	-	-
Impairment on note receivable ( d)	(502,194)	-	-	-	-
Earnings from equity investment	24,766	59,623	41,472	78,074	(41,424)
Interest expense - amortization of debt offering costs and debt discount	(42,777)	(73,333)	(334,747)	(3,859,342)	(3,096,641)
Interest expense	(442,849)	(575,199)	(918,189)	(1,151,617)	(1,520,477)
(Loss) from operations before taxes	(1,341,557)	(2,492,607)	(393,962)	(6,477,575)	(16,022,388)
Provision (benefit) for taxes	(398,444)	33,714	29,810	111,138	-
Consolidated (loss) from continuing operations	(943,113)	(2,526,321)	(423,772)	(6,588,713)	(16,022,388)
Basic and diluted (loss) per common share	$(0.05)	$(0.25)	$(0.06)	$(1.05)	$(2.85)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Cash and cash equivalents	$16,575,508	$3,039,840	$176,775	$373,823	$391,486
Short term investments	10,868,961	-	-	-	-
Total current assets (excluding held for sale)	44,683,646	13,228,556	8,117,628	8,489,646	6,843,211
Total assets (excluding held for sale)	99,159,591	36,723,461	31,978,491	32,687,566	35,359,035
Total current liabilities (excluding held for sale)	15,295,536	4,657,345	9,077,805	9,967,199	7,506,836
Total long term liabilities (excluding held for sale)	12,505,467	7,303,683	10,303,683	10,680,560	22,376,347
Total liabilities (excluding held for sale)	27,801,003	11,961,028	19,381,488	20,647,759	29,883,183
Stockholders' equity	71,358,588	24,762,433	12,597,003	12,299,120	5,936,651
Preferred shares outstanding	-	-	50,543	50,543	50,543
Common shares outstanding	20,566,663	10,883,280	7,314,513	7,136,523	5,661,255

(a)	During the year ended December 31, 2012, management determined that an impairment of $278,428 related to the intangible, trademark and trade name V-Infinity was necessary. During the year ended December 31, 2010, management determined impairments of $3,105,956 related to technology rights and $418,185 related to patents were necessary. During the year ended December 31, 2009, management determined impairments of $210,403 related to intangible, patent pending technology, $246,237 related to intangible, customer list, $136,811 related to patents, and $10,241,529 related to goodwill were necessary.
(b)	In October 2013, in conjunction with the financing of the purchase of the headquarters facility. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%. The Company recorded a $427,818 expense associated with the derivative nature of the swap agreement.
(c)	During the year ended December 31, 2011, in an effort to concentrate our business focus on our core product development and marketing, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000 and recognized a gain on sale of technology rights of $143,636.
(d)	During 2013, it was determined that the note receivable related to the divestment of Comex Electronics had become impaired, at which time the Company recorded an impairment of $502,194.

(e)	In July 2009, CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd. now known as CUI Japan and 49% of Comex Electronics Ltd. Both companies are Japanese based providers of electronic components. Effective July 1, 2011, CUI Global entered into an agreement to convey its 49% ownership interest in Comex Electronics to the owners of the remaining 51% who are the original founders and were the original owners of Comex Instruments, for $617,975 in the form of a five year note receivable bearing interest at 4% per annum. At December 31, 2013, the remaining balance on this note receivable is fully reserved against. The operations of CUI Japan were not affected by this divestment. As such, the operations of Comex Electronics are reported in discontinued operations for the year ended December 31, 2011.
(f)	Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global acquired Goodwill of $9,412,142, intangible, customer lists $7,680,110, intangible, order backlog $3,673,526, intangible, technology-based asset know how $3,111,286, intangible, technology based asset software $674,359 and intangible, trade name $1,975,262.

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

Stock-Based Compensation
The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”. FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates.  With regards to expected volatility, the Company determined the use of the volatility for the most recent twelve month period historical share prices for CUI Global best reflect the expected volatility for determining the fair value of our stock options due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility.  The Company may change its expected volatility factor to include a longer historical period, once the Company has remained consistent with regards to the aforementioned factors.

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

Cash Provided by Operations
Operating requirements generated positive cash flow from operations of $1,653,491 during the year ended December 31, 2013, versus negative cash flow from operations of $1,803,659 for the same period 2012 and positive cash flow of $860,705 during 2011. The change in cash provided by operations is primarily the result of the net loss during the year ended December 31, 2013 of $943,113 of which significant non-cash items impacted profitability. Exclusive of those non-cash items, the net result for the year ended December 31, 2013 was positive $3,293,328. The improvement in the net loss, during the year ended December 31, 2013 as compared with 2012 is associated with the increase in revenues and related gross profits, both from the addition of Orbital Gas Systems Limited in April 2013 which contributed approximately $17.5 million of revenues during the last three quarters of 2013 and the growth in the Power and Electro-Mechanical segment of CUI, Inc. and CUI Japan which had increased revenues over the prior year of approximately $2.1 million. The increase in revenues through the Power and Electro-Mechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and GasPT2, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital Gas Systems as well as the overall growth in expenses of the business in relation to the growth in revenues.

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

During 2013, CUI Global recorded three significant non-cash entries - $815,562 deferred income taxes benefit, $502,194 impairment of note receivable; and $42,777 of non-cash interest expense, including amortization of debt offering costs. During 2012, the Company recorded two significant non-cash entries - $73,333 of non-cash interest expense, including amortization of debt offering costs and $278,428 for the impairment of intangible, trademark and trade name V-Infinity.  The intangible, trademark and trade name V-Infinity was determined to have a finite life and an impaired value during 2012.  As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years.  During 2011, CUI Global recorded one significant non-cash entry - $334,747 of non-cash interest expense, including amortization of debt offering costs.  The decrease in the non-cash interest expense, including amortization of debt offering costs is the result of the completion in mid year 2011 of the amortization of the beneficial interest associated with debts from the CUI, Inc. acquisition offset by an increase in the amortization of debt issuance costs associated with the Wells Fargo debts.

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

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global at December 31, 2013 had Goodwill of $9,412,142, intangible, customer lists $7,680,110, intangible, order backlog $3,673,526, intangible, technology-based asset know how $3,111,286, intangible, technology based asset software $674,359 and intangible, trade name $1,975,262.

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

As of December 31, 2013 the Company had an accumulated deficit of $77,114,935.

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

Provision (benefit) for taxes
A net benefit of ($398,444) was recorded to the income tax provision for the year ending December 31, 2013 resulting in an effective tax rate of 29.70% for the year.  The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of other USA tax benefits are reduced by a full valuation allowance.  Our income tax expense and effective tax rate were $33,714 and 1.6%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.   Our income tax expense and effective tax rate were $29,810 and 7.57%, respectively for the same period in 2012.  The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2013 and 2012 as it is not more likely than not that we will realize a benefit from these assets in a future period.  As of December 31, 2013, we have federal and state net operating loss carryforwards of approximately $57.3 million, which will expire between 2018 and 2033.

Consolidated Net Loss
The Company had a net loss of $943,113 for the year ended December 31, 2013 as compared to a net loss of $2,526,321 and net profit of $19,109 for the years ended December 31, 2012 and 2011, respectively. The loss in 2013 is largely attributable to the non-cash amortization expenses associated with intangible assets acquired with the April 2013 acquisition of Orbital Gas Systems. Total amortization of intangible assets during 2013 was $2,522,203 as compared to $150,432 in the prior year. Additionally, the Company recognized bad debt expense of $211,546 for miscellaneous customer receivables for which collection is uncertain and $502,194 for the impairment of note receivable relative to the remaining balance of the note receivable for the divestment of CUI Global’s 49% interest in Comex in 2011. Exclusive of those items, the Company showed significant improvement as compared to 2012 which is the result of the increase in revenues through CUI Inc. and CUI Japan of approximately $2.1 million as well as the acquisition of Orbital Gas Systems in April 2013 which contributed approximately $17.5 million to revenues during the year ended December 31, 2013. The company improved its gross profit margin during 2013 to 60.80% from 62.57% in 2012 and significantly improved its selling, general and administrative expenses as a percentage of total revenue from 37.71% in 2012 to 32.15% in 2013. Additionally, with the acquisition of Orbital Gas Systems Limited, the Company experienced an increase in income tax related expenses primarily related to the United Kingdom as the amortization of intangibles expenses are not allowed under U.K. tax rules. The decrease in 2012 as compared to 2011 is primarily the result of the following items discussed in the above sections: an increase in total revenues of $2,146,263, an increase in cost of revenues of $1,574,820, an increase in selling, general and administrative expenses of $2,913,991, no gain on the sale of technology rights in 2012 as compared to a gain of $143,636 in 2011, a decrease in amortization of debt offering costs of $261,414, decreased interest expense of $342,990 and the full year in 2012 without the losses incurred in relation to the operations of Comex Electronics divested in 2011 or the associated gain on the divestment of $603,034.

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

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Liggett, Vogt & Webb, P.A. dated March 31, 2014, except for Notes 2, 4, 6 and 16 as to which the date is May 13, 2014 are attached hereto and incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Liggett, Vogt & Webb, P.A. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report, due to material weaknesses in our internal control over financial reporting related to (i) our CFO having Super User rights within the Company’s accounting software, (ii) failures in applying revenue recognition policies in accordance with U.S. GAAP, (iii) segregation of duties and management oversight related to cash account access rights and authorities, and (iv) purchase price allocation for deferred tax liabilities.

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
•              The Company has a control deficiency relating to purchase price allocation under ASC 805, Business Combinations, as it relates to accounting for deferred income tax.  The deficiency includes not maintaining a sufficient complement of resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters with regards to business combinations.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

As permitted by the Securities and Exchange Commission, management's evaluation of internal control over financial reporting excluded the internal control activities of Orbital Gas Systems Limited, which we acquired effective April 1, 2013, which entity is included in our December 31, 2013 consolidated financial statements and constitutes 42.5% of the Company's consolidated total assets as of December 31, 2013 and 28.8% of the Company's consolidated net sales for the fiscal year ended December 31, 2013.

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

Management has identified additional steps necessary to address the material weaknesses described above.  These measures include the implementation of the overall internal control over financial reporting procedures at Orbital Gas Systems Limited.  Specific to these material weaknesses, management has implemented appropriate controls and procedures around percentage of completion revenue recognition , recognition of revenue under distribution agreements, removal of “Super User” accounting system access rights by CFO, segregation of authorities over cash account access and rights therein, as well as enhanced its resources to assist the Company in the recognition and treatment of complex tax accounting matters and business combinations.  Management has implemented these additional procedures and expects these material weaknesses to be resolved fully in 2014.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Orbital Gas Systems Limited from its assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Company during 2013. We have also excluded Orbital Gas Systems Limited from our audit of internal control over financial reporting. Orbital Gas Systems Limited is a wholly-owned subsidiary whose total assets and total revenues represent 42.5% and 28.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

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

14.1[8]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[8]	Whistleblower Policy
21.1[8]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.2	Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
23.7[8]	Consent of Liggett, Vogt & Webb, P. A., Independent Registered Public Accountant Firm
31.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[8]	XBRL-Related Documents.

Footnotes to Exhibits:
1	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
3	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2011.
4	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 26, 2012.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
8	Filed herewith.

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

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/President/Director	May 13, 2014
William J. Clough

/s/ Daniel N. Ford	CFO/ Principal	May 13, 2014
Daniel N. Ford	Accounting Officer

/s/ Sean P. Rooney	Audit Committee/Director	May 13, 2014
Sean P. Rooney

86

CUI Global, Inc.
Index to Consolidated Financial Statements

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income and Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-41

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

Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2014, except for Notes 2, 4, 6 and 16 as to which the date is May 13, 2014

CUI Global, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Assets:
Current Assets:
Cash and cash equivalents	$16,575,508	$3,039,840
Short term investments held to maturity	10,868,961	-
Trade accounts receivable, net of allowance of $285,348 and $130,000, respectively	9,055,561	4,965,926
Inventories, net of allowance of $549,981 and $250,000, respectively	7,027,644	4,843,905
Costs in excess of billings	552,012	-
Prepaid expenses and other	603,960	378,885
Total current assets	44,683,646	13,228,556

Property and equipment, net	8,206,563	1,016,219

Other assets:
Investment - equity method	283,011	258,244
Other intangible assets, net	23,512,394	8,618,524
Deposits and other	25,364	11,360
Notes receivable, net of allowance of $564,194 and $62,000	-	501,422
Debt offering costs, net	-	42,778
Goodwill, net	22,448,613	13,046,358
Total other assets	46,269,382	22,478,686
Total assets	$99,159,591	$36,723,461

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,146,262	$2,496,881
Line of credit	-	459,448
Mortgate note payable, current portion	76,814	-
Leases payable, current	83,904	-
Accrued expenses	2,253,773	1,140,743
Accrued taxes payable	263,804	2,096
Accrued compensation	426,402	186,636
Billings in excess of costs	6,787,231	-
Unearned revenue	1,257,346	371,541
Total current liabilities	15,295,536	4,657,345
Long term leases payable	58,363	-
Derivative liability	427,818	-
Long term mortgage note payable, net of current portion due of $76,814 and $0, respectively	3,604,242	-
Long term notes payable, related party	5,303,683	7,303,683
Deferred tax liabilities, net	3,111,361	-
Total long term liabilities	12,505,467	7,303,683
Total liabilities	27,801,003	11,961,028

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,566,663 shares issued and outstanding at December 31, 2013 and 10,883,280 shares issued and outstanding at December 31, 2012	20,567	10,883
Additional paid-in capital	146,614,995	100,947,708
Accumulated deficit	(77,114,935)	(76,171,822)
Accumulated other comprehensive income (loss)	1,837,961	(24,336)
Total stockholders' equity	71,358,588	24,762,433
Total liabilities and stockholders' equity	$99,159,591	$36,723,461

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenues:
Product revenues	$60,610,353	$41,031,050	$38,877,698
Revenue from freight	41,312	53,539	60,628
Total revenue	60,651,665	41,084,589	38,938,326

Cost of revenues	36,878,895	25,707,893	24,133,073

Gross profit	23,772,770	15,376,696	14,805,253

Operating expenses
Selling, general and administrative	19,498,526	15,491,080	12,577,089
Depreciation and amortization	3,279,074	730,293	770,764
Research and development	890,461	791,332	716,321
Bad debt	211,546	65,763	82,192
Impairment of intangible, trademark and trade name V-Infinity	-	278,428	-
Total operating expenses	23,879,607	17,356,896	14,146,366

Income (loss) from operations	(106,837)	(1,980,200)	658,887

Other income (expense)
Other income	235,913	95,069	53,657
Other expense	(57,029)	(18,567)	(38,678)
Derivative expense	(427,818)	-	-
Gain on sale of technology rights	-	-	143,636
Impairment on note receivable	(502,194)	-	-
Earnings (loss) from equity investment	24,766	59,623	41,472
Amortization of investment premiums and discounts	(22,732)	-	-
Amortization of debt offering costs and debt discount	(42,777)	(73,333)	(334,747)
Interest expense	(442,849)	(575,199)	(918,189)
Total other income (expense), net	(1,234,720)	(512,407)	(1,052,849)

(Loss) before taxes	(1,341,557)	(2,492,607)	(393,962)
Provision (benefit) for taxes	(398,444)	33,714	29,810
Consolidated (Loss) from continuing operations	(943,113)	(2,526,321)	(423,772)

Income (loss) from discontinued operations
(Loss) from discontinued operations	-	-	(160,153)
Gain on divestment of Comex Electronics	-	-	603,034
Net income from discontinued operations	-	-	442,881
Consolidated Net income (loss)	(943,113)	(2,526,321)	19,109
Less: Net income from discontinued operations - noncontrolling interest	-	-	67,872
Net (loss) allocable to common stockholders	$(943,113)	$(2,526,321)	$(48,763)

Basic and diluted (loss) per common share from continuing operations	$(0.05)	$(0.25)	$(0.06)
Basic and diluted income per common share from discontinued operations - attributable to CUI Global, Inc.	$-	$-	$0.05
Basic and diluted (loss) per common share	$(0.05)	$(0.25)	$(0.01)
Basic and diluted weighted average common and common equivalent shares outstanding	17,751,042	10,175,989	7,249,180

See accompanying notes to consolidated financial statements

F-4

CUI Global, Inc.
Consolidated Statements of Comprehensive Income and Loss
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net (loss) allocable to common stockholders	$(943,113)	$(2,526,321)	$(48,763)

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,862,297	$(42,305)	$68,779
Comprehensive Income (loss)	$919,184	$(2,568,626)	$20,016

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011

	Series A Preferred Stock and						Common Stock and
	Preferred Stock Issuable		Series B Preferred Stock		Series C Preferred Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	50,543	$51	-	$-	-	$-	7,136,523	$7,137
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	166,936	167
Common stock issued for services and compensation	-	-	-	-	-	-	10,957	11
Fractional Shares that were Rounded Up as a Result of the
Reverse-Split	-	-	-	-	-	-	97	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-
Less Non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2011	50,543	$51	-	$-	-	$-	7,314,513	$7,315
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	-	-	-	-	-	-	10,071	10
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	(50,543)	(51)	-	-	-	-	9,661	9
Issuance of common stock	-	-	-	-	-	-	3,359,887	3,360
Common stock issued for services and compensation	-	-	-	-	-	-	188,096	188
Common stock issued for royalties pursuant to product agreements	-	-	-	-	-	-	1,052	1
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-
Balance, December 31, 2012	-	$-	-	$-	-	$-	10,883,280	$10,883
Warrants and options granted for services and compensation	-	-	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-	9,660,000	9,660
Common stock issued for services and compensation	-	-	-	-	-	-	18,805	19
Common stock issued for royalties pursuant to product agreements	-	-	-	-	-	-	4,578	5
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	-	-
Balance, December 31, 2013	-	$-	-	$-	-	$-	20,566,663	$20,567

						Total
	Additional	Subscription	Accumulated	Noncontrolling	Accumulated Other	Stockholders'
	Paid-in capital	Receivable	Deficit	Interest	Comprehensive Profit (Loss)	Equity (Deficit)
Balance, December 31, 2010	$85,939,480	$-	$(73,596,738)	$(346,344)	$(50,810)	$11,952,776
Warrants and options granted for services and compensation	166,367	-	-	-	-	166,367
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	49,833	-	-	-	-	50,000
Common stock issued for services and compensation	61,489	-	-	-	-	61,500
Fractional Shares that were Rounded Up as a Result of the Reverse-Split	-	-	-	-	-	-
Noncontrolling interest divestment of Comex Electronics Ltd.	-	-	-	278,472	-	278,472
Net loss for the year ended December 31, 2011	-	-	(48,763)	-	-	(48,763)
Less Non-controlling interest	-	-	-	67,872	-	67,872
Other comprehensive gain	-	-	-	-	68,779	68,779
Balance, December 31, 2011	$86,217,169	$-	$(73,645,501)	$-	$17,969	$12,597,003
Warrants and options granted for services and compensation	232,785	-	-	-	-	232,785
Common stock issued for options and warrants exercised in exchange for cash and accrued compensation	3,011	-	-	-	-	3,021
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	5,095	-	-	-	-	5,053
Issuance of common stock	13,525,903	-	-	-	-	13,529,263
Common stock issued for services and compensation	957,108	-	-	-	-	957,296
Common stock issued for royalties pursuant to product agreements	6,637	-	-	-	-	6,638
Net loss for the year ended December 31, 2012	-	-	(2,526,321)	-	-	(2,526,321)
loss	-	-	-	-	(42,305)	(42,305)
Balance, December 31, 2012	$100,947,708	$-	$(76,171,822)	$-	$(24,336)	$24,762,433
Warrants and options granted for services and compensation	410,131	-	-	-	-	410,131
Issuance of common stock	45,125,620	-	-	-	-	45,135,280
Common stock issued for services and compensation	106,728	-	-	-	-	106,747
Common stock issued for royalties pursuant to product agreements	24,808	-	-	-	-	24,813
Net loss for the year ended December 31, 2013	-	-	(943,113)	-	-	(943,113)
Other comprehensive gain	-	-	-	-	1,862,297	1,862,297
Balance, December 31, 2013	$146,614,995	$-	$(77,114,935)	$-	$1,837,961	$71,358,588

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - attributable to common stockholders	$(943,113)	$(2,526,321)	$(48,763)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Stock, warrants, and options issued for compensation and services	541,691	1,190,081	227,867
Derivative expense	427,818	-	-
Non-cash interest expense, including amortization of debt offering costs	42,777	73,333	334,747
Non-cash (profit) on equity method investment	(24,766)	(59,623)	(41,472)
Allowance for bad debt expense and returns allowances	301,546	65,763	82,192
Amortization of intangible assets	2,522,203	150,432	249,805
Deferred income taxes	(815,562)	-	-
Impairment of intangible, trademark and tradename V-Infinity	-	278,428	-
Inventory reserve	(27,979)	10,000	75,995
(Gain) on sale of technology rights	-	-	(143,636)
Impairment on note receivable	502,194	-	-
(Gain) loss on disposal of assets	9,648	-	1,563
Net income - noncontrolling interest in discontinued operations	-	-	67,872
Depreciation	756,871	579,861	520,959
(Increase) decrease in assets:
Trade accounts receivable	1,628,135	(1,337,048)	107,902
Inventory	(1,733,273)	(1,290,794)	96,535
Costs in excess of billings	(176,640)	-	-
Prepaid expenses and other current assets	(228,672)	285,690	(335,302)
Deposits and other assets	(14,004)	80,856	(29,001)
Increase (decrease) in liabilities:
Accounts payable	(7,027)	382,852	356,347
Accrued expenses	(1,658,843)	(47,919)	(391,289)
Accrued compensation	(47,179)	59,964	(272,341)
Accrued taxes payable	(837,947)	-	-
Unearned revenue	837,334	300,786	725
Billings in excess of costs	598,279	-	-
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	1,653,491	(1,803,659)	860,705
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	-	22,141
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid upon acquisition, net of cash received	(17,709,507)	-	-
Investment in other intangible assets, net	(414,700)	(80,343)	(44,064)
Purchase of short term investments held to maturity	(10,868,961)	-	-
Proceeds from Notes receivable	33,451	46,808	63,506
Proceeds from sales of technology rights	-	-	425,000
Purchase of property and equipment	(2,523,418)	(685,269)	(422,970)
NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(31,483,135)	(718,804)	21,472
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	-	195,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) line of credit, net of debt offering costs	(459,448)	(1,069,452)	(20,879)
Proceeds from (payments to) leases payable, net of proceeds	(68,050)	-	-
Proceeds from (payments to) notes and loans payable	(12,694)	(4,000,000)	(481,326)
Proceeds from (payments to) convertible notes payable, related party	-	(35,000)	35,000
Payments on notes and loans payable, related party	(2,000,000)	(3,000,000)	(300,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	45,135,280	13,532,285	50,000
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	42,595,088	5,427,833	(717,205)
NET CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES	-	-	(648,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	770,224	(42,305)	68,779
Cash and cash equivalents at beginning of year	3,039,840	176,775	373,823
Cash and cash equivalents at end of year	16,575,508	3,039,840	176,775
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13,535,668	$2,863,065	$(197,048)

(continued)

	For the years ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$426,054	$72,630	$39,264

Interest paid	$424,577	$597,814	$917,216

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mortgage note payable assumed for the acquisition of real estate	$3,693,750	$-	$-

Royalties paid in common stock, related party	$24,813	$6,638	$-

Conversion of accrued liabilities to common stock	$-	$5,054	$-

Conversion of preferred stock to common stock	$-	$51	$-

Common stock issued and issuable for consulting services and compensation and accrued liabilities payable in common stock	$106,747	$957,295	$61,500

See accompanying notes to consolidated financial statements

CUI Global, Inc.
Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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

During the year ended December 31, 2013, total revenues at CUI Global consisted of 71% from CUI, Inc. and CUI Japan and 29% from Orbital.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement
The Company is restating its consolidated financial statements for the year ended December 31, 2013 to correct errors related to the purchase price allocation for the April 1, 2013 acquisition of our wholly owned subsidiary, Orbital Gas Systems, Ltd. (Orbital), the Company has determined that a deferred tax liability and the related increase in goodwill were not recognized.  The deferred tax liability is amortized over the estimated life of the related assets, which reduces the income tax expenses of the Company and results in a positive effect being applied to net income (loss).  The Company’s decision to restate the aforementioned consolidated financial statements was made as a result of the determination that a deferred tax liability existed at the date of the business combination when Orbital was acquired.  The December 31, 2013 consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and loss, consolidated statements of changes in stockholders’ equity, consolidated statements of cash flows and notes to consolidated financial statements have been restated to correct these errors.

The effect of these error corrections on the consolidated statements of operations was to decrease the net loss by $815,562 for the change in the benefit for taxes.  The effect of these corrections on the consolidated statements of comprehensive income and loss was to increase the comprehensive income by $862,433 associated with the decreased net loss and an increase of $46,871 to the foreign currency translation adjustment.

The Company’s consolidated financial statements have been restated as follows:

Consolidated Balance Sheets

	As of December 31, 2013
	As Previously Reported	Adjustments	As Restated
Goodwill, net	$18,521,427	$3,927,186	$22,448,613
Total assets	95,232,405	3,927,186	99,159,591
Accrued tax payables	310,412	(46,608)	263,804
Deferred tax liability	-	3,111,361	3,111,361
Total liabilities	24,736,250	3,064,753	27,801,003
Accumulated deficit	(77,930,497)	815,562	(77,114,935)
Accumulated other comprehnsive income (loss)	1,791,090	46,871	1,837,961

Consolidated Statements of Operations

	For the Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Provision (benefit) for taxes	$417,118	$(815,562)	$(398,444)
Net (loss) allocable to common stockholders	(1,758,675)	815,562	(943,113)

Consolidated Statements of Comprehensive Income and Loss

	For the Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Net (loss) allocable to common stockholders	$(1,758,675)	$815,562	$(943,113)
Foreign currency translation adjustment	1,815,426	46,871	1,862,297
Comprehensive Income	56,751	862,433	919,184

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

F-13

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

F-15

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

Stock-Based Compensation
The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”.  FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.  The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company determined the use of the volatility for the most recent twelve month period historical share prices for CUI Global best reflect the expected volatility for determining the fair value of our stock options due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility. The Company may change its expected volatility factor to include a longer historical period, once the Company has remained consistent with regards to the aforementioned factors.

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

Valuation allowances have been established against domestic based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for its operating losses generated during 2013 and 2012 based on uncertainties concerning the ability to generate taxable income in future periods.  There was no income tax receivable at December 31, 2013 and 2012.  In future periods, tax benefits and related domestic deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense.

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

The following information represents segment activity for the year ended December 31, 2013:

	Power and Electro- Mechanical	Gas (restated)	Other	Totals (restated)
Revenues from external customers	$42,795,060	$17,856,605	$-	$60,651,665
Depreciation and amortization	$864,587	$2,411,112	$3,375	$3,279,074
Earning from equity investment	$24,766	$-	$-	$24,766
Interest expense	$113,694	$6,293	$322,862	$442,849
Income (loss) from operations	$3,406,967	$(37,860)	$(3,475,944)	$(106,837)
Segment assets	$40,445,788	$42,127,016	$16,586,787	$99,159,591
Intangible assets	$8,339,470	$15,161,486	$11,438	$23,512,394
Goodwill, net	$13,036,471	$9,412,142	$-	$22,448,613
Expenditures for segment assets	$2,003,037	$935,081	$-	$2,938,118

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the years ended December 31, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

	For the years ended December 31, 2013
	CUI Global	Orbital Gas Systems Ltd.		Adjustments (restated)	Pro Forma (restated)
Gross revenue	$60,651,665	$4,569,510		$-	$65,221,175
Total expenses	61,594,778	5,383,677	(1)	588,343	67,566,798
Net profit (loss)	$(943,113)	$(814,167)			$(2,345,623)

	For the years ended December 31, 2012
	CUI Global	Orbital Gas Systems Ltd.		Adjustments (restated)	Pro Forma (restated)
Gross revenue	$41,084,589	$23,017,544	(2)	$2,369,742	$66,471,875
Total expenses	$43,610,910	$18,964,674	(3)	$4,848,084	$67,423,668
Net profit (loss)	$(2,526,321)	$4,052,870			$(951,793)

(1)
Adjustment to recognize the amortization expense of $731,345 of acquisition related intangible assets and the provision for tax benefit of $143,001 associated with the deferred tax liability as though the acquisition had occurred at the beginning of the period.

(2)	Adjustment to recognize US GAAP adjustments for percentage of completion revenues of $2,369,742 completed during the period.

(3)
Adjustment for US GAAP recognition of $2,369,984 of cost of revenues on percentage of completion revenues recognized under US GAAP, $3,007,368 of amortization of acquisition related intangible assets, and provision for tax benefit of $614,415 associated with the deferred tax liability as though the acquisition had occurred at the beginning of the period and $85,147 for US GAAP adjustment for accrued compensation.

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

As of December 31, 2013, and 2012, the carrying amount of goodwill was $22,448,613 and $13,046,358. The increase in goodwill during 2013 is related to the acquisition of Orbital Gas Systems Limited. The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the products and services offered by the Company.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

F-34

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

F-37

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

The results of operations from discontinued operations are set forth below:

	For the year ended December 31,
	2013	2012	2011

Total revenues	$-	$-	$1,280,485
Cost of revenues	-	-	1,146,443
Gross profit	-	-	134,042
Selling, general, administrative and other	-	-	294,195
(Loss) from discontinued operations	-	-	(160,153)
Gain on sale of Comex Electronics	-	-	603,034
Net profit (loss) from discontinued operations	-	-	442,881
Less net profit (loss) from discontinued operations - noncontrolling interest	-	-	67,872
Net profit (loss) from discontinued operations allocable to common stocholders	$-	$-	$375,009

15.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Other comprehensive income (loss)
Foreign currency translation adjustment	$1,862,297	$(42,305)	$68,779
Accumulated other comprehensive income (loss)	$1,862,297	$(42,305)	$68,779

16.          INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following:

	2013	2012	2011
U.S. operations	$(1,342,324)	$(2,545,711)	$(422,783)
Foreign operations	767	53,104	28,821
Income before income tax	$(1,341,557)	$(2,492,607)	$(393,962)

The income tax provision for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Current:
Federal	$-	$-	$-
State and local	34,514	31,495	27,482
Foreign	382,604	2,219	2,328
Total current expense (benefit)	417,118	33,714	29,810
Deferred:
Federal	-	(854,897)	-
State and local	-	(99,474)	-
Foreign	(815,562)	-	-
Total deferred expense (benefit)	(815,562)	(954,371)	-
Total income tax (benefit) expense	$(398,444)	$(920,657)	$29,810

The following table provides a reconciliation of the federal statutory tax at 34% to the recorded tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Computed federal income taxes at the statutory rate expense (benefit) in tax resulting from:	$(456,129)	$(800,084)	$(16,579)
State income taxes (net of federal benefit)	(23,508)	(166,285)	(2,124)
Permanent tax differences	100,766	(435,030)	147,313
Foreign tax rates and tax credits differing from USA	(144,999)	-	-
True up of prior year net operating loss	(1,011,743)
Change in enacted tax rates applied to deferred taxes	(379,236)	-	-
Change in valuation allowance	1,516,405	480,742	(98,800)
Total income tax expense	$(398,444)	$(920,657)	$29,810

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013, and 2012, respectively, are as follows:

F-40

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$21,989,200	$20,699,678
Property, plant and equipment	-	634,354
Contribution and other carry forwards	344,250	292,692
Inventory and accounts receivable reserves	398,593	139,999
Other	321,404	-
Valuation allowance	(15,236,564)	(13,720,159)
Deferred tax assets after valuation allowance	7,816,883	8,046,564

Deferred tax liabilities:
Intangible Assets	(10,759,342)	(8,046,564)
Property, plant and equipment	(168,902)	-
Total deferred tax liabilities	(10,928,244)	(8,046,564)

Net deferred tax liabilities	$(3,111,361)	$-

As of December 31, 2013 and 2012, the Company recorded a valuation allowance of $15,236,564 and $13,720,159, respectively. During the year ended December 31, 2013 and 2012, the Company recorded a change in valuation allowance of $1,516,405 and $480,742, respectively.  As of December 31, 2013, the Company has available federal and state net operating loss carry forwards of approximatly $57,329,000, which have various expiration dates beginning in 2018 through 2033.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan and the United Kingdom.  As of December 31, 2013, the Company is not under examination by any income tax jurisdiction.  The Company is no longer subject to examination for years prior to 2010.

The Company accounts for income tax uncertainties using a threshold of "more-likely-than-not" in accordance with the provisions of ASC Topic 740, Income Taxes ("ASC 740").  As of December 31, 2013, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position.  As such, the Company has not recorded any tax, penalties or interest on tax uncertainties.  It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

The Company has immaterial amounts of undistributed earnings of foreign subsidiaries at December 31, 2013 for which no deferred taxes have been provided.  Such earnings are considered indefinitely invested outside of the United States.  If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation.  The amount of the unrecognized deferred tax liability associated with the undistributed earnings is immaterial as of December 31, 2013.  Any unrecognized deferred tax liability would approximate the excess of the U.S. tax liability over the amount of creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

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

19.          QUARTERLY FINANCIAL INFORMATION – UNAUDITED

Quarter ended:	March 31	June 30	September 30	December 31
2013

Total revenue	$10,059,360	$18,151,091	$17,213,757	$15,227,457
Total cost of revenues	6,047,605	11,085,366	10,614,380	9,131,544
Gross profit	4,011,755	7,065,725	6,599,377	6,095,913
Gross profit percent	40%	39%	38%	40%
Selling, general and administrative	3,166,491	6,061,377	5,019,853	5,250,805
Depreciation and amortization	983,266	211,138	1,008,046	1,076,624
Research and development	244,690	198,775	187,866	259,130
Bad debt	(5,000)	47,470	(10,000)	179,076
Impairment of intangible	-	-	-	-
Operating income (loss)	(377,692)	546,965	393,612	(669,722)
Consolidated Net income (loss)	(462,092)	437,233	737,286	(1,655,540)
Earnings per common share:
Basic income (loss) per common share	$(0.04)	$0.02	$0.04	$(0.08)
Diluted income (loss) per common share	$(0.04)	$0.02	$0.04	$(0.08)
Basic weighted average common and common equivalents shares outstanding	10,883,280	18,835,103	20,564,163	20,578,551
Diluted weighted average common and common equivalents shares outstanding	10,883,280	18,843,674	20,574,784	20,578,551

Quarter ended:	March 31	June 30	September 30	December 31
2012
Total revenue	$8,469,763	$10,011,758	$10,712,306	$11,890,762
Total cost of revenues	5,185,179	6,209,955	6,778,965	7,533,794
Gross profit	3,284,584	3,801,803	3,933,341	4,356,968
Gross profit percent	39%	38%	37%	37%
Selling, general and administrative	3,879,139	3,781,452	3,740,318	4,090,171
Depreciation and amortization	141,039	155,810	224,920	208,524
Research and development	178,189	176,301	204,343	232,499
Bad debt	(10,000)	10,000	32,979	32,784
Impairment of intangible	-	278,428	-	-
Operating (loss)	(903,783)	(600,188)	(269,219)	(207,010)
Consolidated Net (loss)	(1,071,762)	(714,885)	(462,999)	(276,675)
Earnings per common share:
Basic (loss) per common share	$(0.13)	$(0.07)	$(0.04)	$(0.03)
Diluted (loss) per common share	$(0.13)	$(0.07)	$(0.04)	$(0.03)
Basic weighted average common and common equivalents shares outstanding	8,439,629	10,551,530	10,819,681	10,175,989
Diluted weighted average common and common equivalents shares outstanding	8,439,629	10,551,530	10,819,681	10,175,989

