Form 10-Q
period 2014-03-31
CUI Global, Inc.
filed 2014-05-19
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check	Smaller reporting company ☐
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of May 19, 2014, there were 20,628,448 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$15,235,396	$16,575,508
Short term investments held to maturity	11,733,934	10,868,961
Trade accounts receivable, net of allowance of $187,009 and $285,348, respectively	10,729,587	9,055,561
Inventories, net of allowance of $552,466 and $549,981, respectively	6,811,660	7,027,644
Costs in excess of billings	404,818	552,012
Prepaid expenses and other	1,173,773	603,960
Total current assets	46,089,168	44,683,646

Property and equipment, net	8,401,164	8,206,563

Other assets:
Investment - equity method	298,381	283,011
Other intangible assets, net	22,782,154	23,512,394
Deposits and other	33,718	25,364
Notes receivable, net of allowance of $564,194 and $564,194	-	-
Goodwill, net	22,536,713	22,448,613
Total other assets	45,650,966	46,269,382
Total assets	$100,141,298	$99,159,591

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,241,673	$4,146,262
Mortgate note payable, current portion	77,789	76,814
Leases payable, current	78,741	83,904
Accrued expenses	1,705,895	2,253,773
Accrued taxes payable	462,821	263,804
Accrued compensation	570,279	426,402
Billings in excess of costs	6,446,357	6,787,231
Unearned revenue	1,669,386	1,257,346
Total current liabilities	16,252,941	15,295,536
Long term leases payable	102,532	58,363
Derivative liability	483,398	427,818
Long term mortgage note payable, net of current portion due of $77,789 and $76,814, respectively	3,584,226	3,604,242
Long term notes payable, related party	5,303,683	5,303,683
Deferred tax liabilities, net	2,957,448	3,111,361
Total long term liabilities	12,431,287	12,505,467
Total liabilities	28,684,228	27,801,003

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,620,358 shares issued and outstanding at March 31, 2014 and 20,566,663 shares issued and outstanding at December 31, 2013	20,620	20,567
Additional paid-in capital	146,954,437	146,614,995
Accumulated deficit	(77,602,853)	(77,114,935)
Accumulated other comprehensive gain	2,084,866	1,837,961
Total stockholders' equity	71,457,070	71,358,588
Total liabilities and stockholders' equity	$100,141,298	$99,159,591

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2014	2013
Revenues:
Product Sales	$16,890,121	$10,052,246
Revenue from freight	9,788	7,114
Total revenue	16,899,909	10,059,360
Cost of revenues	9,905,687	6,115,212

Gross profit	6,994,222	3,944,148

Operating expenses
Selling, general and administrative	6,191,700	3,938,621
Depreciation and amortization	1,053,013	143,529
Research and development	269,852	244,690
Bad debt	(108,000)	(5,000)
Total operating expenses	7,406,565	4,321,840

Loss from operations	(412,343)	(377,692)

Other income (expense)
Other income	81,869	61,238
Other expense	(5,049)	(4,945)
Unrealized (loss) on derivative	(55,580)	-
Earnings from equity investment	15,370	2,103
Amortization of investment premiums and discounts	(14,982)	-
Amortization of debt offering costs and debt discount	-	(18,333)
Interest expense	(125,491)	(114,474)
Total other income (expense), net	(103,863)	(74,411)

Loss before taxes	(516,206)	(452,103)
(Benefit) provision for taxes	(28,288)	9,989
Consolidated net (loss)	$(487,918)	$(462,092)

Basic and diluted (loss) per common share	$(0.02)	$(0.04)
Basic weighted average common and common equivalent shares outstanding	20,587,523	10,883,280

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended March 31,
	2014	2013
Consolidated net (loss)	$(487,918)	$(462,092)

Other comprehensive income (loss)
Foreign currency translation adjustment	246,905	(20,770)
Consolidated comprehensive net (loss)	$(241,013)	$(482,862)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2014
	Common Stock and					Total
	Common Stock Issuable		Additional	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Paid-in capital	Deficit	Comprehensive Gain	Equity (Deficit)
Balance, December 31, 2013	20,566,663	$20,567	$146,614,995	$(77,114,935)	$1,837,961	$71,358,588
Options granted for services and compensation	-	-	156,248	-	-	156,248
Common stock issued for exercises of options	23,608	24.00	(24)	-	-	-
Common stock issued for services and compensation	27,407	26	164,973	-	-	164,999
Common stock issued for royalties	2,680	3	18,245	-	-	18,248
Net loss for the period ended March 31, 2014	-	-	-	(487,918)	-	(487,918)
Other comprehensive gain	-	-	-	-	246,905	246,905
Balance, March 31, 2014	20,620,358	$20,620	$146,954,437	$(77,602,853)	$2,084,866	$71,457,070

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(487,918)	$(462,092)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock, warrants, options and notes issued for compensation and services	224,495	87,789
Unrealized loss on derivative	55,580	-
Non-cash interest expense, including amortization of debt offering costs	-	18,333
Non-cash profit on equity method investment	(15,370)	(2,103)
Allowance for bad debt expense and returns allowance	(108,000)	(5,000)
Amortization of intangibles	862,970	67,527
Deferred income taxes	(181,057)	-
Inventory reserve	2,485	(30,000)
(Gain) loss on disposal of assets	4,754	-
Depreciation	255,475	143,609
(Increase) decrease in assets:
Trade accounts receivable	(1,535,010)	1,133,052
Inventories	236,996	(289,625)
Costs in excess of billings	152,182	-
Prepaid expenses and other current assets	(431,235)	(684,307)
Deposits and other assets	(8,354)	10,380
Increase (decrease) in liabilities:
Accounts payable	1,075,676	(237,010)
Accrued expenses	(553,904)	214,090
Accrued compensation	141,402	(25,259)
Accrued taxes payable	196,467	-
Unearned revenue	412,040	123,124
Billings in excess of costs	(402,209)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(102,535)	62,508
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of short term investments held to maturity	(864,973)	-
Purchase of property and equipment	(356,423)	(103,955)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,221,396)	(103,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable, net of debt offering costs	-	(459,448)
Proceeds from (payments to) leases payable, net of proceeds	(42,118)	-
Proceeds from (payments to) notes and loans payable	(19,041)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(61,159)	(459,448)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,978	(20,770)
Cash and cash equivalents at beginning of period	16,575,508	3,039,840
Cash and cash equivalents at end of period	15,235,396	2,518,175
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,340,112)	$(521,665)

(Continued)

7

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the three months ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$104,868	$34,585
Interest paid	$127,048	$114,432

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital leases	$79,839	$-

 See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed consolidated financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K/A for the year ended December 31, 2013.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year December 31, 2014.

CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc., a Tualatin, Oregon based provider of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). The wholly owned subsidiary was renamed CUI, Inc. following the close of the acquisition. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing an 11.54% interest thru June 30, 2013, 8.62% thru December 31, 2013 and 8.94% thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

CUI’s capabilities and extensive contacts throughout Asia, allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum and Solus power products, the GasPT2 and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

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

In July 2009 CUI Global acquired, as a wholly owned subsidiary, Comex Instruments, Ltd., now known as CUI Japan.

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

During the quarter ended March 31, 2014, total revenues at CUI Global consisted of 64% from CUI, Inc. and CUI Japan and 36% from Orbital.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuation of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The condensed consolidated financial statements for 2014 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Properties, LLC and Orbital Gas Systems, Ltd., hereafter referred to as the “Company”. The condensed consolidated financial statements for 2013 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Properties, LLC, and Orbital Gas Systems, Ltd. (included since April 1, 2013). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying condensed consolidated balance sheets approximate fair value at March 31, 2014 and December 31, 2013 due to the relatively short-term nature of these instruments. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At March 31, 2014, the Company had $2,892,717 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $141,415 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At March 31, 2014 the Company had cash and cash equivalents of $119,494 in Japanese bank accounts and $6,159,458 in European bank accounts.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At March 31, 2014, CUI Global had $11,733,934 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At March 31, 2014, the Company had $8,410,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $187,009 at March 31, 2014 is considered adequate. The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure. Included in the accounts receivable balance at March 31, 2014 is $0 of balances billed but not paid by a customer under retainage provisions.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention. At March 31, 2014, inventory is valued, net at $6,811,660. The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At March 31, 2014, CUI had finished goods of $5,815,066, raw materials of $1,479,331, and work in process of $69,729.

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

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

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

The following are the estimated useful life for the intangible assets:

	Estimated
	Useful
	Life
Finite-lived intangible assets
Order backlog	2
Tradename - Orbital	10
Tradename - V-Infinity	5
Customer list - Orbital	10
Technology rights	20	*
Technology-Based Asset-Know How	12
Technology -Based Asset - Software	10
Patents	**
Other intangible assets	***

Indefinite-lived intangible assets
Tradename - CUI	****
Customer list - CUI	****
Patents pending technology	****

* Technology rights are amortized over a twenty year life or the term of the rights agreement.

** Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.

***Other intangible assets are amortized over their estimated useful life.

**** Indefinite-lived intangible assets are reviewed annually for impairment and when circumstances suggest.

Goodwill Assets

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. For the year ended December 31, 2013, the Company determined there was no impairment of goodwill. For the quarter ended March 31, 2014, no events or triggering events requiring impairment analysis occurred.

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest thru June 30, 2013, 8.62% thru December 31, 2013 and 8.94% thereafter) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method. A summary of the financial statements of the affiliate as of and for the three months ended March 31, 2014 is as follows:

Current assets	$6,549,324
Non-current assets	241,193
Total Assets	$6,790,517

Current liabilities	$2,547,396
Non-current liabilities	657,930
Stockholders' equity	3,585,191
Total Liabilities and Stockholders' Equity	$6,790,517

Revenues	$3,163,031
Operating income	200,831
Net profit	171,949
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	171,949
Company share of Net Profit	15,370
Equity investment in affiliate	$298,381

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which as a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2014, the Company recognized $55,580 of expense related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features and freestanding warrants pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. The Company recorded stock-based compensation expense of $156,248 for the three months ended March 31, 2014.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 31% of revenue for the three months ended March 31, 2014, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For a different distributor arrangement, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At March 31, 2014, the Costs in excess of billings balance was $404,818 and the Billings in excess of costs balance was $6,446,357.

Production type contracts that do not qualify for use of the percentage of completion method are accounted for using the “completed contract method” of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs. A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer. The Company also uses the completed contract method for short term contracts since the effect on the financial statements would not be materially different than what it would be if percentage of completion were used.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. The Company expenses inbound shipping and handling costs as cost of revenues.

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2014, 2013 and 2012 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

For the quarter ended March 31, 2013, the Company operated in one operating segment based on the activities for the company in accordance with ASC 280-10. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The following information represents segment activity for the three months ended March 31, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$10,830,307	$6,069,602	$-	$16,899,909
Depreciation and amortization	$240,211	$874,859	$3,375	$1,118,445
Earnings from equity investment	$15,370	$-	$-	$15,370
Interest expense	$57,510	$1,685	$66,296	$125,491
Income (loss) from operations	$1,038,390	$(283,888)	$(1,166,845)	$(412,343)
Segment assets	$42,078,426	$41,933,160	$16,129,712	$100,141,298
Intangible assets	$8,272,786	$14,498,774	$10,594	$22,782,154
Goodwill, net	$13,039,515	$9,497,198	$-	$22,536,713
Expenditures for segment assets	$269,498	$86,925	$-	$356,423

Prior to the acquisition of Orbital, the Company operated under a single reporting segment.

Reclassification

Certain amounts from the prior period have been reclassified to the current period presentation. For the three months ended March 31, 2013, $67,607 of depreciation and amortization expense was reclassified to cost of revenues on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements adopted during the first three months of 2014 are as follows:

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU did not have a impact on the Company’s consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The adoption of this provision did not have a impact on the Company’s financial condition or results of operations.

3.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of March 31, 2014 and March 31, 2013, respectively, was as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$4,684,956	$-	$-	$4,684,956
Certificates of Deposit	8,410,000	-	-	8,410,000
Commercial Paper	-	1,498,432	-	1,498,432
Corporate Notes	-	1,825,502	-	1,825,502
Total assets	$13,094,956	$3,323,934	$-	$16,418,890
Derivative liability		$483,398	$-	$483,398
Total liabilities	$-	$483,398	$-	$483,398

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$5,367,633	$-	$-	$5,367,633
Certificates of Deposit	9,750,000	-	-	9,750,000
Commercial Paper	-	999,789	-	999,789
Corporate Notes	-	1,118,961	-	1,118,961
Total assets	$15,117,633	$2,118,750	$-	$17,236,383
Derivative liability		$-	$427,818	$427,818
Total liabilities	$-	$-	$427,818	$427,818

The following table presents a reconciliation of transfers between Level 3 and Level 2 as determined at the end of the reporting period and principally the result from changes in the significance of unobservable inputs used to calculated the credit valuation adjustment:

Three Months Ended March 31, 2014
Derivative Liability
Balance at December 31, 2013	$427,818
Transfer of liabilites out of Level 3	$(427,818)
Balance at March 31, 2014	$-

4.	ACQUISITION

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

The allocation of the purchase price is as follows:

Purchase price	$26,205,500
Cash and cash equivalents	8,495,993
Trade accounts receivable, net	5,597,361
Unbilled accounts receivable	66,109
Inventory, net	445,119
Costs in excess of billings	350,943
Other current assets	20,892
Property & equipment, net	1,562,908
Intangible, customer lists	7,180,307
Intangible, order backlog	3,434,462
Intangible, tradename	1,846,717
Intangible, technology-based asset know how	2,908,811
Intangible, technology-based asset software	630,474
Goodwill	8,799,622
Liabilities assumed	(11,419,029)
Deferred tax liability	(3,715,189)
$26,205,500

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure and expected synergies from the combination of operations as it pertains to the gas segment of CUI Global.

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the quarter ended March 31, 2013 as though the acquisition had been completed as of January 1, 2013:

	CUI Global	Orbital Gas Systems Ltd.	Adjustments	Pro Forma
Gross revenue	$10,059,360	$4,569,510	$-	$14,628,870
Total expenses	10,521,452	5,383,677	588,343	16,493,472
Net profit (loss)	$(462,092)	$(814,167)		$(1,864,602)

(1)	Adjustment to recognize the amortization expense of $731,345 of acquisition related intangible assets and a tax benefit of $143,002 as though the acquisition had occurred at the beginning of the period.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not indicative of future results.

5.          LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2014, which consist of options, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive at March 31, 2014. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2014.

At March 31, 2014 and 2013, respectively, 349,812 and 288,149 potential common stock shares are issuable upon the exercise of vested options. For the three months ended March 31, 2014, 708,045 shares related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position. For the three months ended March 31, 2013, 682,141 shares related to options were excluded from the computation of diluted earnings per share as they were antidilutive due to their exercise price being in excess of the average close price for the three month period ended or they were not yet vested.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2014	March 31, 2013
Consolidated Net (loss)	$(487,918)	$(462,092)
Weighted average number of shares outstanding	20,587,523	10,883,280
Weighted average number of common and common equivalent shares	20,587,523	10,883,280
Basic and diluted (loss) per common share	$(0.02)	$(0.04)

6.          INCOME TAXES

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net benefit of $28,288 was recorded to the income tax provision for the three month period ending March 31, 2014 resulting in an effective tax rate of 5.5% for the period. The income tax benefit relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax expense and effective tax rate were $9,989 and 2.2%, respectively, for the same period in 2013, which relates to the income tax provision and includes state minimum taxes as our USA tax benefits are reduced by a full valuation allowance.

7.          WORKING CAPITAL LINE OF CREDIT

During the period ended March 31, 2014, our wholly owned subsidiary, CUI, Inc., maintained a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2015. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term (no balance owing at March 31, 2014). At March 31, 2014, the LOC is secured through a security agreement on CUI, Inc. net accounts receivable of $3,739,656, CUI, Inc. net general intangibles of $8,272,849, net inventory of $4,708,651 and fixed assets of CUI, Inc. of $1,186,609. CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1,000,000 in any fiscal year and disallows distributions or dividends from CUI Inc. This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

At March 31, 2014 and 2013, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.

8.          ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following table summarizes the changes in accumulated other comprehensive gain (loss) by component:

	For the Three Months Ended
	March 31,
	2014	2013
Accumulated other comprehensive gain (loss), beginning of period	$1,837,961	$(24,336)
Foreign currency translation adjustment	246,905	(20,770)
Accumulated other comprehensive gain (loss), end of period	$2,084,866	$(45,106)

9.          CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of March 31, 2014:

Classes of Property	Asset Balance at March 31, 2014
Motor vehicles	$419,595
Equipment	23,650
Less: Accumulated depreciation	(187,442)
$255,803

The following summarizes the current and long term portion of capital leases at March 31, 2014:

Balance at March 31, 2014
Current leases payable	$78,741
Long term leases payable	102,532
$181,273

10.         NOTES PAYABLE

Notes payable is summarized as follows at March 31, 2014:

March 31,
2014
(a) Promissory Note - bank	$3,662,015
(b) Acquisition Note Payable - related party	5,303,683
$8,965,698

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the three months ended March 31, 2014, the Company made principal payments of $19,041 against the mortgage promissory note payable. At March 31, 2014, the balance owed on the mortgage promissory note payable was $3,662,015, of which $77,789 and $3,584,226 were in current and long term liabilities, respectively at March 31, 2014.

(b)	In May 2013, the Company utilized funds from the equity sale to pay down $2,000,000 of principal owing on the note payable owed to International Electronic Devices, Inc. (formerly CUI, Inc.) associated with the acquisition of CUI, Inc. In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. As of March 31, 2014, the Company is in compliance with all terms of this promissory note.

The following table details the maturity of the mortgage notes payable and acquisition note payable – related party for CUI Global, Inc. as of March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Note payable maturities:	$57,773	$80,746	$84,874	$89,218	$93,780	$8,559,307	$8,965,698

11.         CONCENTRATIONS

During the first quarter of 2014, 49% of revenues were derived from two customers at 31% and 18%. During the first quarter of 2013, 48% of revenues were derived from one customer.

The Company’s major product lines in the first quarter of 2014 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions. During the first quarter of 2013, the company’s major product lines were power and electro-mechanical products.

At March 31, 2014, of the gross trade accounts receivable from continuing operations totaling $10,859,765, 39% was due from two customers at 11% and 28%. At March 31, 2013, of the gross trade accounts receivable from continuing operations, 12% was due from a single customer.

Following the acquisition of Orbital Gas Systems, the Company also has revenue and trade accounts receivable concentrations in the United Kingdom of 36% and 63%, respectively for the quarter ended March 31, 2014.

12.         OTHER EQUITY TRANSACTIONS

During January 2014, an employee exercised 500 options for common stock in a cashless transaction for which the employee received 200 common shares. The Company received $0 from this exercise.

During February 2014, a consultant received 9,124 restricted common shares with a fair value of $50,000 based on the contract date of payment for strategic consulting services regarding the testing and demonstration of the GasPT2 technology rendered since August 6, 2013 and to be rendered thru August 5, 2014 in accordance with the terms of the contract agreement.

During February and March 2014, an executive exercised 98,146 options for common stock in a cashless transaction for which the employee and a designated recipient received 23,408 common shares. The Company received $0 from this exercise.

During March 2014, a consultant received 18,283 restricted common shares with a fair value of $115,000 based on the contract date of payment for strategic investor marketing services to be rendered thru July 1, 2015 in accordance with the terms of the contract agreement.

During March 2014, 2,680 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $18,247 based on the dates earned under the royalty agreement.

13.         SUBSEQUENT EVENTS

Management has reviewed for subsequent events through the date of this filing and identified the following:

In April 2014, a former board member exercised 28,452 options in a cashless exercise for which 7,150 restricted common shares were issued. The Company received $0 as a result of these exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our un-audited financial statements as of March 31, 2014 and notes thereto included in this document and our audited 10-K/A filings for the period ended December 31, 2013 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

During the three months ended March 31, 2014, CUI Global had a loss from operations of $412,343. During the three months ended March 31, 2014, CUI Global had a consolidated net loss of $487,918. The net loss for the three months ended was a result of increased selling, general and administrative expense and depreciation and amortization in excess of increased gross profit.

CUI, Inc. and CUI Japan - Subsidiaries

CUI, Inc. is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan. Both CUI, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing an 11.54% interest thru June 30, 2013, 8.62% interest thru December 31, 2013 and 8.94% interest thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

We believe the acquisition will provide us with immediate credibility in the natural gas industry. Orbital is the largest natural gas systems integrator in the U.K. By acquiring Orbital, we acquired a company that has operated successfully in the natural gas industry for over 25 years.

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

Solus ® Power Topology

Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits. This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable. Our initial product designed using this topology is in the quarter brick dc-dc converter market. Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the bigfour power conversion needs in the telecom and server markets: greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast. We have introduced the NQB2060 Novum® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology. Since the Solus Topology maintains its effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles. We believe that unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms. We also believe that this topology will allow for at least a decade of new product designs and introductions.

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

On July 19, 2013, our wholly-owned subsidiary, Orbital Gas Systems, Ltd., acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT2 and GasPTi natural gas metering systems. By combining the GasPT2 technology with the equally unique VEProbe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system. The GasPTi system is able to accurately provide almost real-time data to the natural gas operator in a total cycle-time of less than five seconds.

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

In addition, there are currently 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, by using our GasPTi Technology, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. It is this gr eater efficiency that has lead National Grid in the UK to change its entire turbine control strategy, recently cancelling an order for several GC’s and, in October 2013, replacing those GC’s with an order for eight (8) GasPTi devices specifically designed for natural gas-fired turbine control.

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

Results of Operations

Revenue

During the three months ended March 31, 2014 and 2013, revenue was $16,899,909 and $10,059,360, respectively. The revenue for the three months ended March 31, 2014 is comprised of $10,530,384 from CUI products, $6,069,602 from Orbital gas products, $290,135 from CUI Japan products and $9,788 from freight. The revenue for the three months ended March 31, 2013 is comprised of $9,401,446 from CUI products, $396,000 from gas products, $254,800 from CUI Japan products, and $7,114 for freight.

The increase in revenues during the three months ended March 31, 2014 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $5,673,602 of the gas segment revenues increase. In addition, increases through CUI and CUI Japan products of $1,164,273 are the result of continued product introductions during 2013 and through the first quarter of 2014, sales and marketing efforts, continued growth in the sales through the distribution channel customers, and the increased back log of orders on hand at December 31, 2013.

The customer orders related to the Power and Electro-Mechanical segment (CUI, Inc. and CUI Japan) are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of Future Electronics as a distributor of CUI products in early 2013, and the strengthening within the electronic components industry.

The subsidiary CUI, Inc. held a backlog of customer orders of approximately $15.2 million as of March 31, 2014. At March 31, 2014, Orbital Gas Systems Limited held a backlog of customer orders of approximately $22.7 million.

Cost of revenues

For the three months ended March 31, 2014 and 2013, the cost of revenues was $9,905,687 and $6,115,212, respectively.

The cost of revenues as a percentage of revenue for the three months ended March 31, 2014 decreased to 58.6% from 60.8% during the prior year comparative period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electro-Mechanical and Gas Segments for the three months ended March 31, 2014 was 59.1% and 57.8%, respectively.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the three months ended March 31, 2014 compared to the same period in 2013, SG&A expenses increased $2,253,079. The overall increase is primarily associated with the addition of the SG&A activities of Orbital Gas Systems Limited which was acquired in April 2013 and accounted for approximately $2.0 million of the overall increase. The SG&A associated with Orbital includes, among other things, the continued sales efforts and related costs for the GasPT2 products and other gas systems sold through Orbital. Additional factors impacting this increase are the ongoing activities to support the revenue growth through the Power and Electro-Mechanical segment, which generated increased revenues during the three month period of approximately $1.2 million. As a percentage of total revenue, SG&A decreased to 36.6% from 39.2% during the prior year comparable period.

Depreciation and Amortization

The depreciation and amortization expenses are associated with the depreciated buildings, furniture, equipment, vehicles, software and other intangible assets over the estimated useful lives of the related assets. During the three months ended March 31, 2014 and 2013, the depreciation and amortization expenses were $1,118,445 and $211,136, respectively. The total depreciation and amortization expenses for the three months ended March 31, 2014 and 2013 include $65,432 and $67,607, respectively, which are included in cost of revenues. The large increase in the depreciation and amortization expense between periods is primarily the result of the amortization expense of $785,099 associated with the identifiable intangible assets that were acquired with Orbital Gas Systems Limited during 2013 over their estimated useful lives, as well as the depreciation of ongoing operating assets and the headquarters building that was acquire during the fourth quarter of 2013.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $269,852 and $244,690 for the three months ended March 31, 2014 and 2013, respectively. The expense is associated with the continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, GasPT2, and other products.

Bad Debt

During the three months ended March 31, 2014 and 2013, the allowance for doubtful receivables was reduced $108,000 and $5,000, respectively.

Other Income

Other income for the three months ended March 31, 2014 consisted of $42,503 of gain on foreign exchange, $33,310 of interest income, $6,000 rental income, and $56 of miscellaneous income. Other income for the three months ended March 31, 2013 consisted of $45,650 of gain on foreign exchange, $8,696 of interest income, $6,000 of rental income, $806 from the recovery of bad debts and $86 of miscellaneous income.

Investment Income

The Company recognized earnings of $15,370 on equity investment in affiliate for the three months ended March 31, 2014 as compared to $2,103 during the same period in 2013.

Amortization of debt offering costs

The Company recorded an expense of $0 and $18,333 for the three months ended March 31, 2014 and 2013, respectively. The capitalized debt offering costs for which the 2013 expense related was fully amortized during 2013.

Interest Expense

The Company incurred interest expense of $125,491 and $114,474 for the three months ended March 31, 2014 and 2013, respectively. The 2014 expense is associated with interest on bank and secured promissory notes payable. The 2013 expense is associated with interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The increase is primarily due to the mortgage note payable and related interest swap agreement associated with the purchase of the CUI headquarters facility in the fourth quarter of 2013 as well as the reduction associated with the $2,000,000 principal payment on the note payable to International Electronic Devices during 2013 and the repayment of the borrowing on the line of credit during 2013.

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

A net benefit of $28,288 was recorded to the income tax provision or the three month period ended March 31, 2014 resulting in an effective tax rate of 5.5% for the period. The income tax benefit relates primarily to our foreign operations partially offset by state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our income tax expense and effective tax rate were $9,989 and 2.2%, respectively for the same period in 2013. The income tax provision relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

Liquidity and Capital Resources

General

As of March 31, 2014, CUI Global held Cash and cash equivalents of $15,235,396 and investments of $11,733,934. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand, cash from operations, proceeds from equity financings and debt during the quarter ended March 31, 2014.

Cash Provided by Operations

Operating requirements generated negative cash flow from operations of $102,535 during the quarter ended March 31, 2014, versus positive cash flow from operations of $62,508 for the same period 2013. The change in cash from operations is primarily the result of the net loss during the period ended of $487,918. The slight increase in the net loss during the quarter as compared to the prior year is primarily the result of $785,099 of amortization expense associated with the intangibles from the Orbital Gas Systems Limited acquisition and consistent increases in operating expenses offset by increased revenues.

Significant factors that impacted the cash used in operations include increased receivables of approximately $1.54 million associated primarily with the timing of deliveries and related sales terms. Additionally, the cash flow from operations was impacted by an approximately $0.55 million increase in prepaid expenses associated largely with prepaid insurance premiums and consulting services fees. At the same time, inventory decreased approximately $0.24 million and costs in excess of billings decreased approximately $0.15 million associated with the increased revenues. Accounts payable increased approximately $1.08 million primarily due to the timing of goods receipts and the related terms for payment as well as audit fees and insurance premium billings. At the same time, accrued expenses decreased $0.55 million primarily due to the decrease in accrued inventory payable which is a function of the timing of delivery schedules to meet customer order requirements. Accrued compensation increased $0.14 million due to the timing of payroll related liability payment requirements, and employee compensation accruals including commissions and performance bonuses accrued. Accrued taxes increased $0.20 million primarily in relation to value-added tax payables and income taxes payable in the United Kingdom for the first quarter of 2013. Unearned revenue increased $0.41 million and billings in excess of costs decreased $0.40 million during the period, these are associated with several customer prepayments and deferred revenues including on certain power and electro-mechanical product sales through distribution.

During the first quarter of 2014 and 2013, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the first quarter of 2014 and 2013, respectively, the Company recorded a total of $339,495 and $87,789 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided. The increase in 2014 as compared to 2013 is attributable to increases in stock compensation expense for stock issued to consultants for strategic consulting services regarding the testing and demonstration of the GasPT2 technology and an increase in options related expenses for options granted to employees and directors that expense over their associated vesting life.

During the three months ended March 31, 2013, CUI Global recorded one significant non-cash entry – $18,333 of non-cash interest expense, including amortization of debt offering costs.

As the Company focuses on technology development and product line additions during 2014, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the first quarters of 2014 and 2013, CUI Global invested $356,423 and $103,955, respectively, in fixed assets. These investments typically include additions to equipment and software for engineering and research and development, tooling for manufacturing, furniture, regular computer equipment and software upgrades for office personnel and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2014 in support of its on-going business and continued development of product lines and technologies.

The Company invested $864,973 in short term investments classified as held to maturity during the period ended March 31, 2014. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. There were no funds invested in short term investments classified as held to maturity during the period ended March 31, 2013. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate strategic consulting services regarding the testing and demonstration of the GasPT2 technology credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Financing Activities

During the quarter ended March 31, 2014, the Company made payments of $42,118 toward capital lease obligations and $19,041 toward the mortgage note payable. During the same period in 2013, the Company made payments of $459,448 against the line of credit.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During the first quarters of 2014 and 2013, $66,296 and $109,555, respectively, interest payments were made in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company continued to maintain its financial strength. This included the improved net loss from the prior year when excluding the significant amortization expense of $785,099 associated with intangible assets acquired as part of the April 2013 Orbital acquisition. The Wells Fargo mortgage promissory note has a balance at March 31, 2014 of $3,662,015 due, of which $77,789 is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at March 31, 2014, the Company had a $0 balance on its $4,000,000 two year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.

At March 31, 2014, the Company had cash and cash equivalents balances of $15,235,396 and short term investments held to maturity of $11,733,934. At March 31, 2014, the Company had $2,892,717 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $141,415 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At March 31, 2014 the Company held $119,494 in Japanese bank accounts and $6,159,458 in European bank accounts. At March 31, 2014, CUI Global had $11,733,934 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At March 31, 2014, the Company had $8,410,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

At March 31, 2014, the Company has capital lease obligations of $181,273, of which $78,741 are current obligations.

As of March 31, 2014 the Company had an accumulated deficit of $77,602,853.

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

Recent Accounting Pronouncements

Recent accounting pronouncements adopted during the first three months of 2014 are as follows:

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU had no impact on the Company’s condensed consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The adoption of this provision had no impact on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

Foreign Currency Exchange Rates

The Company conducts operations in three principal currencies: the U.S. dollar, the British pound sterling and the Japanese yen. These currencies operate primarily as the functional currency for the Company’s U.S., U.K. and Japanese operations, respectively. Cash is managed centrally within each of the three regions.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the three months ended March 31, 2014 an 2013:

	U.S. Dollars	British Pound Sterling	Japanese Yen
Three months ended March 31, 2014
Revenues	62%	36%	2%
Operating expenses	62%	38%	0%
Three months ended March 31, 2013
Revenues	97%	0%	3%
Operating expenses	99%	0%	1%

1 On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited which was effective April 1, 2013.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes, that during the first three months of 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, identified material weaknesses in internal control over financial reporting as of December 31, 2013, and therefore concluded that disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses, as described below, in our internal control over financial reporting. Management has also concluded that, because not all material weaknesses had been fully remediated by March 31, 2014, our internal control over financial reporting and disclosure controls and procedures continued to be ineffective as of March 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting

The following represents the material weaknesses present at December 31, 2013:

•	The Company was improperly recognizing revenue related to contracts by applying a Non-U.S. GAAP methodology under percentage of completion accounting as well as improperly recognizing revenue related to distribution agreements, which resulted in material year-end adjustments to correct the errors.
•	The Chief Financial Officer maintains “Super User” rights in the Company’s general ledger software. This access prevents proper segregation of duties and increases opportunities for management’s override of internal controls.
•	The Company identified a failure in segregation of duties and management oversight related to the access rights and authorization related to cash accounts at Orbital Gas Systems Limited.
•	The Company was not maintaining a sufficient complement of resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters, specifically in relation to ASC 805, Business Combinations, pertaining to acquisition accounting and the recognition of deferred income taxes.

Changes in Internal Control over Financial Reporting

We continue to evaluate and, where appropriate, design and enhance controls over financial reporting related to processes that require improvement. Toward this objective, management has taken additional steps necessary to address the material weaknesses described above reported in the prior period. These measures include the implementation of the overall internal control over financial reporting procedures at Orbital Gas Systems Limited. Specific to these material weaknesses, management has implemented appropriate controls and procedures around percentage of completion revenue recognition, removal of “Super User” accounting system access rights by CFO, segregation of authorities over cash account access and rights therein, as well as improvements made toward revenue recognition related to distribution agreements.

Other than these identified changes, there were no changes in our internal control over financial reporting during the last fiscal quarter, however, internal controls over financial reporting remain ineffective for the reporting period with control deficiencies relating to acquisition accounting and revenue recognition related to distribution agreements. Management has subsequently implemented new internal controls and procedures to strengthen our internal controls over financial reporting specifically with regard to the acquisition accounting requirements and revenue recognition in conjunction with distributor agreements and expects all material weaknesses to be resolved fully in the second quarter of 2014.

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

Item 1A: Risk Factors.

There are no material changes from Risk Factors as previously disclosed in our Form 10-K/A filed with the Commission on May 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended March 31, 2014, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

•	On February 14, 2014 a consultant received 9,124 restricted common shares with a fair value of $50,000 based on the contract date of payment for strategic consulting services regarding the testing and demonstration of the GasPT2 technology rendered since August 6, 2013 and to be rendered thru August 5, 2014 in accordance with the terms of the contract agreement.
•	On February 20, 2014, an executive exercised 17,814 options for common stock in a cashless transaction for which the executive received 8,257 common shares. The company received $0 from this exercise.
•	On March 11, 2014, an executive exercised 80,332 options for common stock in a cashless transaction for which the executive received 15,151 common shares. The company received $0 from this exercise.

•	On March 24, 2014 a consultant received 18,283 restricted common shares with a fair value of $115,000 based on the contract date of payment for strategic investor marketing services to be rendered thru July 1, 2015 in accordance with the terms of the contract agreement.

•	On March 24, 2014, 2,680 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $18,247 based on the dates earned under the royalty agreement.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1(2)	Orbital Gas Systems Limited Share Purchase Agreement dated March 3, 2013.
3.1(3)	Composite Articles of Incorporation of the Company, as currently in effect.
3.2(1)	Bylaws of the Company.
10.73(4)	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).

10.74(4)	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.75(5)	May 15, 2013 Non-Exclusive Distributer Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).
10.76(4)	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77(4)	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).
10.78(5)	June 25, 2013 Licence Variation on Royalty Basis and Map by and Between GL Industrial Services UK Limited and CUI Global, Inc. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).
31.1(6)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2(6)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1(6)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(6)	XBRL related documents.

Footnotes to Exhibit Index:

(1)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the Commission on October 26, 2001.
(2)	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
(3)	Incorporation by reference to our Registration Statement on Form S-1 filed with the Commission on March 6, 2013.
(4)	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
(5)	Incorporation by reference to our report on Form 10-Q filed with the Commission on August 14, 2013
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 19th day of May 2014.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

