Form 10-Q
period 2014-06-30
CUI Global, Inc.
filed 2014-08-11
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES ☐ NO ☒

As of August 8, 2014, there were 20,634,072 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

CUI Global, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$15,182,145	$16,575,508
Short term investments held to maturity	11,955,454	10,868,961
Trade accounts receivable, net of allowance of $239,102 and $285,348, respectively	11,257,374	9,055,561
Inventories, net of allowance of $511,128 and $549,981, respectively	7,175,904	7,027,644
Costs in excess of billings	-	552,012
Prepaid expenses and other	1,116,496	603,960
Total current assets	46,687,373	44,683,646

Property and equipment, net	8,315,414	8,206,563

Other assets:
Investment - equity method	325,121	283,011
Other intangible assets, net	22,236,921	23,512,394
Deposits and other	34,219	25,364
Notes receivable, net of allowance of $564,194 and $564,194, respectively	-	-
Goodwill, net	22,761,679	22,448,613
Total other assets	45,357,940	46,269,382
Total assets	$100,360,727	$99,159,591

Liabilities and Stocholders' Equity:
Current liabilities:
Accounts payable	$4,686,227	$4,146,262
Mortgage note payable, current portion	78,764	76,814
Leases payable, current portion	64,279	83,904
Accrued expenses	2,368,734	2,253,773
Accrued taxes payable	397,047	263,804
Accrued compensation	553,959	426,402
Billings in excess of costs	5,766,757	6,787,231
Unearned revenue	1,684,932	1,257,346
Total current liabilities	15,600,699	15,295,536
Long term leases payable	93,644	58,363
Derivative liability	544,981	427,818
Long term mortgage note payable, net of current portion due of $78,764 and $76,814, respectively	3,564,210	3,604,242
Long term notes payable, related party	5,303,683	5,303,683
Deferred tax liablities, net	2,856,846	3,111,361
Total long term liabilities	12,363,364	12,505,467
Total liabilities	27,964,063	27,801,003

Commitments and contingencies

Stockholders' equity
Common stock, par value $0.001; 325,000,000 shares authorized; 20,634,072 shares issued and outstanding at June 30, 2014 and 20,566,663 shares issued and outstanding at December 31, 2013	20,634	20,567
Additional paid-in capital	147,263,288	146,614,995
Accumulated deficit	(77,669,315)	(77,114,935)
Accumulated other comprehensive gain	2,782,057	1,837,961
Total stockholders' equity	72,396,664	71,358,588
Total liabilities and stockholders' equity	$100,360,727	$99,159,591

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales	$19,202,860	$18,138,599	$36,092,981	$28,190,845
Revenue from freight	11,333	12,492	21,121	19,606
Total revenue	19,214,193	18,151,091	36,114,102	28,210,451

Cost of revenues	11,506,825	11,148,154	21,412,512	17,263,366

Gross profit	7,707,368	7,002,937	14,701,590	10,947,085

Operating expenses:
Selling, general and administrative	6,494,599	5,289,249	12,686,299	9,227,870
Depreciation and amortization	1,076,155	920,478	2,129,168	1,064,007
Research and development	328,765	198,775	598,617	443,465
Bad debt	30,231	47,470	(77,769)	42,470
Total operating expenses	7,929,750	6,455,972	15,336,315	10,777,812

Income (loss) from operations	(222,382)	546,965	(634,725)	169,273

Other income (expense):
Other income	70,195	56,057	152,064	117,295
Other expense	(65,580)	(4,961)	(65,875)	(9,906)
Unrealized (loss) on derivative	(61,583)	-	(117,163)	-
Earnings (loss) from equity investment	26,740	(6,229)	42,110	(4,126)
Gain (loss) on disposals of fixed assets	-	-	(4,754)	-
Amortization of investment premiums and discounts	(17,319)	-	(32,301)	-
Amortization of debt offering costs and debt discount	-	(18,333)	-	(36,666)
Interest expense	(127,783)	(86,979)	(253,274)	(201,453)
Total other income (expense), net	(175,330)	(60,445)	(279,193)	(134,856)

Income (loss) before taxes	(397,712)	486,520	(913,918)	34,417
(Benefit) provision for taxes	(331,250)	49,287	(359,538)	59,276
Consolidated net income (loss)	$(66,462)	$437,233	$(554,380)	$(24,859)

Basic income (loss) per common share	$(0.00)	$0.02	$(0.03)	$(0.00)
Diluted income (loss) per common share	$(0.00)	$0.02	$(0.03)	$(0.00)
Basic weighted average common and common equivalent shares outstanding	20,628,347	18,835,103	20,608,048	14,881,158
Diluted weighted average common and common equivalent shares outstanding	20,628,347	18,851,315	20,608,048	14,881,158

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Consolidated net income (loss)	$(66,462)	$437,233	$(554,380)	$(24,859)
Other comprehensive gain (loss)
Foreign currency translation adjustment	697,191	(53,714)	944,096	(74,484)
Consolidated comprehensive net gain (loss)	$630,729	$383,519	$389,716	$(99,343)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2014
					Accumulated Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Gain	Equity
Balance, December 31, 2013	20,566,663	$20,567	$146,614,995	$(77,114,935)	$1,837,961	$71,358,588
Options granted for services and compensation	-	-	415,112	-	-	415,112
Common stock issued for exercises of options	31,698	31	(31)	-	-	-
Common stock issued for services and compensation	33,031	33	214,967	-	-	215,000
Common stock issued for royalties	2,680	3	18,245	-	-	18,248
Net loss for the period ended June 30, 2014	-	-	-	(554,380)	-	(554,380)
Other comprehensive gain	-	-	-	-	944,096	944,096
Balance, June 30, 2014	20,634,072	$20,634	$147,263,288	$(77,669,315)	$2,782,057	$72,396,664

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(554,380)	$(24,859)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock, options and notes issued for compensation and services	526,692	295,541
Unrealized loss on derivative	117,163	-
Non-cash interest expense, including amortization of debt offering costs	-	36,666
Non-cash (profit) loss on equity method investment	(42,110)	4,126
Allowance for bad debt expense and returns allowance	(47,769)	42,470
Amortization of investment premiums and discounts	32,301	-
Amortization of intangibles	1,739,207	866,403
Deferred income taxes	(349,127)	(142,455)
Inventory reserve	(47,859)	18,400
Loss on disposal of assets	4,754	-
Depreciation	516,844	327,999
(Increase) decrease in assets:
Trade accounts receivable	(2,020,815)	1,654,312
Inventories	(21,082)	(898,397)
Costs in excess of billings	570,091	90,871
Prepaid expenses and other current assets	(358,939)	(673,266)
Deposits and other assets	(8,855)	11,360
Increase (decrease) in liabilities:
Accounts payable	470,658	456,307
Accrued expenses	93,371	(1,514,443)
Accrued compensation	119,169	124,547
Accrued taxes payable	124,546	(401,223)
Unearned revenue	427,586	259,539
Billings in excess of costs	(1,242,763)	68,803
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,683	602,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of cash received	-	(17,709,507)
Investment in patents	-	(2,500)
Purchase of short term investments held to maturity	(6,282,980)	-
Maturities of short term investments held to maturity	5,164,186	-
Proceeds from notes receivable	-	18,116
Purchase of property and equipment	(483,262)	(442,086)
NET CASH USED IN INVESTING ACTIVITIES	(1,602,056)	(18,135,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on demand notes payable, net of debt offering costs	-	(459,448)
Payments on leases payable, net of proceeds	(70,719)	(3,736)
Payments on notes and loans payable	(38,082)	-
Payments on notes payable, related party	-	(2,000,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	-	45,135,280
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(108,801)	42,672,096
EFFECT OF EXCHANGE RATE CHANGE ON CASH	268,811	(73,111)
Cash and cash equivalents at beginning of period	16,575,508	3,039,840
Cash and cash equivalents at end of period	15,182,145	28,105,549
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,393,363)	$25,065,709

(continued)

6

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the six months ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$138,663	$62,948
Interest paid	$254,925	$201,233

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$81,716	$16,381

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

CUI Global, Inc. (CUI Global) is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries (CUI, Inc., CUI Japan, and Orbital Gas Systems Limited), CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Since its inception in 1989, CUI Inc. (CUI) has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

CUI’s capabilities and extensive contacts throughout Asia, allows CUI Global to continue to identify, acquire and commercialize new proprietary technologies. CUI Global will use CUI’s market partners and global distribution capabilities to bring other products to market, including the Novum and Solus power products, and other proprietary devices, described below. CUI’s testing and R&D capabilities allow CUI Global to commercialize and prototype its products more efficiently and economically.

CUI, Inc. products are electronic components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions and test and measurement devices. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

Orbital Gas Systems Limited (Orbital), is a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (“RTU”) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. The GasPT2 technology products are sold through Orbital.

During the quarter ended June 30, 2014, total revenues at CUI Global consisted of 71% from CUI, Inc. and CUI Japan and 29% from Orbital. For the six month period ended June 30, 2014, total revenues at CUI Global consisted of 68% from CUI, Inc. and CUI Japan and 32% from Orbital.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying condensed consolidated balance sheets approximate fair value at June 30, 2014 and December 31, 2013 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At June 30, 2014, the Company had $2,889,954 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $144,738 foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At June 30, 2014 the Company had cash and cash equivalents of $243,854 in Japanese bank accounts and $6,000,498 in European bank accounts.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At June 30, 2014, CUI Global had $11,955,454 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At June 30, 2014, the Company had $8,860,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $239,102 at June 30, 2014 is considered adequate. The reserve takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention. At June 30, 2014, inventory is valued, net at $7,175,904. The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At June 30, 2014, the Company had finished goods of $6,158,040, raw materials of $1,528,992, and an allowance of $511,128.

Land, Buildings, Furniture, Vehicles, Equipment and Software

Land is recorded at cost and includes expenditures made to ready it for use.

Buildings and improvements are recorded at cost and are depreciated over their estimated useful lives.

Furniture, vehicles, equipment and software are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

Leasehold improvements are recorded at cost and are depreciated over the lesser of the lease term, estimated useful life, or 10 years.

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

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives for buildings, furniture, vehicles, equipment and software are as follows:

Estimated Useful Life
Buildings and improvements	5 to 39 years
Furniture and equipment	3 to 10 years
Leasehold improvements	Lesser of lease term or 10 years
Vehicles	3 to 5 years
Software	3 to 5 years

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

Goodwill Assets

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. For the year ended December 31, 2013, the Company determined there was no impairment of goodwill. In accordance with its policies, the Company performed a qualitative assessment of goodwill at May 31, 2014, and determined there was no impairment of goodwill.

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

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest thru June 30, 2013, 8.62% thru December 31, 2013, 8.94% thru March 31, 2014 and 8.50% thereafter) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the financial statements of the affiliate as of and for the six months ended June 30, 2014 is as follows:

Current assets	$6,345,848
Non-current assets	305,529
Total Assets	$6,651,377

Current liabilities	$2,119,731
Non-current liabilities	631,864
Stockholders' equity	3,899,782
Total Liabilities and Stockholders' Equity	$6,651,377

Revenues	$6,950,184
Operating income	504,582
Net profit	486,539
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	486,539
Company share of Net Profit	42,110
Equity investment in affiliate	$325,121

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Derivative Instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2014, the Company recognized $61,583 and $117,163 of expense related to the derivative liabilities, respectively.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. The Company recorded stock-based compensation expense of $302,197 and $526,692 for the three and six months ended June 30, 2014, respectively.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 40% and 36% of revenue for the three and six months ended June 30, 2014, respectively, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For a different distributor arrangement, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At June 30, 2014, the Costs in excess of billings balance was $0 and the Billings in excess of costs balance was $5,766,757.

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

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2014 and 2013 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The following information represents segment activity for the six months ended June 30, 2014:

	Power and Electro-Mechanical	Gas	Other	Totals
Revenues from external customers	$24,405,201	$11,708,901	$-	$36,114,102
Depreciation and amortization	487,536	1,766,827	1,688	2,256,051
Earnings from equity investment	42,110	-	-	42,110
Interest expense	115,402	5,280	132,592	253,274
Income (loss) from operations	2,557,877	(908,725)	(2,283,877)	(634,725)
Segment assets	44,606,077	40,824,559	14,930,091	100,360,727
Intangible assets	8,206,164	14,021,007	9,750	22,236,921
Goodwill, net	13,041,280	9,720,399	-	22,761,679
Expenditures for segment assets	334,827	148,435	-	483,262

The following information represents segment activity for the three months ended June 30, 2014:

	Power and Electro-Mechanical	Gas	Other	Totals
Revenues from external customers	$13,574,894	$5,639,299	$-	$19,214,193
Depreciation and amortization	244,794	891,970	844	1,137,608
Earnings from equity investment	26,740	-	-	26,740
Interest expense	57,892	3,595	66,296	127,783
Income (loss) from operations	1,519,487	(624,837)	(1,117,032)	(222,382)
Segment assets	44,606,077	40,824,559	14,930,091	100,360,727
Intangible assets	8,206,164	14,021,007	9,750	22,236,921
Goodwill, net	13,041,280	9,720,399	-	22,761,679
Expenditures for segment assets	65,329	61,510	-	126,839

The following information represents segment activity for the six months ended June 30, 2013:

	Power and Electro-Mechanical	Gas	Other	Totals
Revenues from external customers	$22,253,366	$5,957,085	$-	$28,210,451
Depreciation and amortization	413,928	778,786	1,688	1,194,402
Loss from equity investment	(4,126)	-	-	(4,126)
Interest expense	9,552	1,630	190,271	201,453
Income (loss) from operations	1,780,666	255,171	(1,866,564)	169,273
Segment assets	35,383,631	39,398,362	18,747,122	93,529,115
Intangible assets	8,478,952	15,269,425	13,125	23,761,502
Goodwill, net	13,046,358	8,750,318	-	21,796,676
Expenditures for segment assets	410,465	34,121	-	444,586

The following information represents segment activity for the three months ended June 30, 2013:

	Power and Electro-Mechanical	Gas	Other	Totals
Revenues from external customers	$12,590,006	$5,561,085	$-	$18,151,091
Depreciation and amortization	203,636	778,786	844	983,266
Loss from equity investment	(6,229)	-	-	(6,229)
Interest expense	4,634	1,630	80,715	86,979
Income (loss) from operations	1,413,145	255,171	(1,121,351)	546,965
Segment assets	35,383,631	39,398,362	18,747,122	93,529,115
Intangible assets	8,478,952	15,269,425	13,125	23,761,502
Goodwill, net	13,046,358	8,750,318	-	21,796,676
Expenditures for segment assets	306,510	34,121	-	340,631

Reclassification

Certain amounts from the prior period have been reclassified to the current period presentation. For the three and six months ended June 30, 2013, $62,788 and $130,395, respectively, of depreciation and amortization expense was reclassified to cost of revenues on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU did not have an impact on the Company’s consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The adoption of this provision did not have an impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of June 30, 2014 and December 31, 2013, respectively, was as follows:

June 30, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$4,005,249	$-	$-	$4,005,249
Certificates of Deposit	8,860,000	-	-	8,860,000
Commercial Paper	-	999,310	-	999,310
Corporate Notes	-	2,096,144	-	2,096,144
Total assets	$12,865,249	$3,095,454	$-	$15,960,703
Derivative liability		$544,981	$-	$544,981
Total liabilities	$-	$544,981	$-	$544,981

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$5,367,633	$-	$-	$5,367,633
Certificates of Deposit	9,750,000	-	-	9,750,000
Commercial Paper	-	999,789	-	999,789
Corporate Notes	-	1,118,961	-	1,118,961
Total assets	$15,117,633	$2,118,750	$-	$17,236,383
Derivative liability		$-	$427,818	$427,818
Total liabilities	$-	$-	$427,818	$427,818

The following tables present reconciliations of transfers between Level 3 and Level 2 as determined at the end of the reporting period and principally the result from changes in the significance of unobservable inputs used to calculated the credit valuation adjustment:

Three Months Ended June 30, 2014
Derivative Liability
Balance at March 31, 2014	$-
Transfer of liabilites out of Level 3	-
Balance at June 30, 2014	$-

Six Months Ended June 30, 2014
Derivative Liability
Balance at December 31, 2013	$427,818
Transfer of liabilites out of Level 3	(427,818)
Balance at June 30, 2014	$-

4.	ACQUISITION

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the six months ended June 30, 2013 as though the acquisition had been completed as of January 1, 2013:

	CUI Global	Orbital Gas Systems Ltd.	Adjustments	Pro Forma
Gross revenue	$28,210,451	$4,569,510	$-	$32,779,961
Total expenses	28,235,310	5,383,677	588,343	34,207,330
Net profit (loss)	$(24,859)	$(814,167)		$(1,427,369)
Basic and diluted profit (loss) per share				$(0.10)

(1)	Adjustment to recognize the amortization expense of $731,345 of acquisition related intangible assets and a tax benefit of $143,002 as though the acquisition had occurred at the beginning of the period.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

5.	INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2014, which consist of options, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive at June 30, 2014. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2014, 983,932 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position. For the three months ended June 30, 2013, 937,298 shares related to options were excluded from the computation of diluted earnings per share as they were antidilutive due to their exercise price being in excess of the average close price for the three month period ended. For the six months ended June 30, 2013, 1,032,141 shares related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Consolidated Net income (loss)	$(66,462)	$437,233	$(554,380)	$(24,859)
Weighted average number of shares outstanding	20,628,347	18,835,103	20,608,048	14,881,158
Weighted average number of common and common equivalent shares	20,628,347	18,851,315	20,608,048	14,881,158
Basic income (loss) per common share	$(0.00)	$0.02	$(0.03)	$(0.00)
Diluted income (loss) per common share	$(0.00)	$0.02	$(0.03)	$(0.00)

6.	INCOME TAXES

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

A net benefit of $331,250 was recorded to the income tax provision for the three month period ended June 30, 2014 resulting in an effective tax rate of 83.29% for the period. The increase in the income tax benefit for the quarter relates primarily to a change in the estimated net loss forecasted for our foreign operations. This amount is partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax expense and effective tax rate were $49,287 and 10.13%, respectively, for the same period in 2013.

A net benefit of $359,538 was recorded to the income tax provision for the six month period ending June 30, 2014 resulting in an effective tax rate of 39.34% for the period. The income tax benefit relates primarily to our foreign operations where the benefit can be realized, but is partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax expense and effective tax rate were $59,276 and 172.23%, respectively, for the same period in 2013.

7.	WORKING CAPITAL LINE OF CREDIT

During the period ended June 30, 2014, our wholly owned subsidiary, CUI, Inc., maintained a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2015. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term (no balance owing at June 30, 2014). At June 30, 2014, the LOC is secured through a security agreement on CUI, Inc. net accounts receivable of $4,209,770, CUI, Inc. net general intangibles of $8,206,164, net inventory of $5,139,857 and fixed assets of CUI, Inc. of $1,101,157. CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1,000,000 in any fiscal year and disallows distributions or dividends from CUI Inc. This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

At June 30, 2014 and 2013, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

8.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following table summarizes the changes in accumulated other comprehensive gain (loss) by component:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Accumulated other comprehensive gain (loss), beginning of period	$2,084,866	$(45,106)	$1,837,961	$(24,336)
Foreign currency translation adjustment	697,191	(53,714)	944,096	(74,484)
Accumulated other comprehensive gain (loss), end of period	$2,782,057	$(98,820)	$2,782,057	$(98,820)

9.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of June 30, 2014:

Classes of Property	Asset Balance at June 30, 2014
Motor vehicles	$429,456
Equipment	24,205
Less: Accumulated depreciation	(220,702)
$232,959

The following summarizes the current and long term portion of capital leases at June 30, 2014:

Balance at June 30, 2014
Current leases payable	$64,279
Long term leases payable	93,644
$157,923

10.	NOTES PAYABLE

Notes payable is summarized as follows at June 30, 2014:

June 30,
2014
(a) Promissory Note - bank	$3,642,974
(b) Acquisition Note Payable - related party	5,303,683
$8,946,657

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the six months ended June 30, 2014, the Company made principal payments of $38,082 against the mortgage promissory note payable. At June 30, 2014, the balance owed on the mortgage promissory note payable was $3,642,974, of which $78,764 and $3,564,210 were in current and long term liabilities, respectively at June 30, 2014.

(b)	In May 2013, the Company utilized funds from the equity sale to pay down $2,000,000 of principal owing on the note payable owed to International Electronic Devices, Inc. (formerly CUI, Inc.) associated with the acquisition of CUI, Inc. In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. As of June 30, 2014, the Company is in compliance with all terms of this promissory note.

The following table details the maturity of the mortgage notes payable and acquisition note payable – related party for CUI Global, Inc. as of June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Note payable maturities:	$38,732	$80,746	$84,874	$89,218	$93,780	$8,559,307	$8,946,657

11.	CONCENTRATIONS

During the second quarter of 2014, 58% of revenues were derived from two customers at 40% and 18%. For the six months ended June 30, 2014, 54% of revenues were derived from two customers at 36% and 18%. During the second quarter of 2013, 53% of revenues were derived from two customers at 32% and 21%, respectively. For the six months ended June 30, 2013, 51% of revenues were derived from two customers at 37% and 14%, respectively.

The Company’s major product lines during the first six months of 2014 and 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.

At June 30, 2014, of the gross trade accounts receivable totaling $11,496,476, 35% was due from two customers at 24% and 11%. At June 30, 2013, of the gross trade accounts receivable, 29% was due from a single customer.

Following the acquisition of Orbital Gas Systems, the Company also has revenue concentrations in the United Kingdom of 29% and 32% for the three and six months ended June 30, 2014 and trade accounts receivable concentration in the United Kingdom of 60% for the quarter ended June 30, 2014.

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

During February and March 2014, an executive exercised 98,146 options for common stock in a cashless transaction for which the executive and a designated recipient received 23,408 common shares. The Company received $0 from this exercise.

During March 2014, a consultant received 18,283 restricted common shares with a fair value of $115,000 based on the contract date of payment for strategic investor marketing services to be rendered thru July 1, 2015 in accordance with the terms of the contract agreement.

During March 2014, 2,680 shares of common stock were issued to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $18,247 based on the dates earned under the royalty agreement.

During April 2014, an employee exercised 1,667 options for common stock in a cashless transaction for which the employee received 940 common shares. The company received $0 from this exercise.

During April 2014, a former director exercised 28,452 options for common stock in a cashless transaction for which the former director received 7,150 common shares. The company received $0 from this exercise.

During June 2014, 5,624 shares of common stock were granted to an employee as bonus compensation. These shares were expensed at a fair value of $50,000 as of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our un-audited financial statements as of June 30, 2014 and notes thereto included in this document and our audited 10-K/A filings for the period ended December 31, 2013 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the six months ended June 30, 2014, CUI Global had a loss from operations of $634,725. During the six months ended June 30, 2014, CUI Global had a consolidated net loss of $554,380. The consolidated net loss for the six months ended was primarily the result of increased selling, general and administrative expenses related to the increase in revenues and selling and marketing efforts associated with new technologies and increased depreciation and amortization expenses primarily associated with the amortization of intangible assets related to the Orbital acquisition, in excess of the increased gross profit.

CUI, Inc. and CUI Japan - Subsidiaries

CUI, Inc. is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan. Both CUI, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Through CUI, Inc., the Company holds 352,589 common shares (representing an 11.54% interest thru June 30, 2013, 8.62% interest thru December 31, 2013, 8.94% interest thru March 31, 2014 and 8.50% interest thereafter) in Test Products International, Inc., a provider of handheld test and measurement equipment. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

The Orbital acquisition has provided CUI Global with immediate credibility and platform in the natural gas industry. Orbital is the largest natural gas systems integrator in the U.K. By acquiring Orbital, we acquired a company that has operated successfully in the natural gas industry for over 25 years.

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

Digital Power Patent License Agreement with Power-One

The company entered into a non-exclusive Field of Use Agreement with Power-One (a Bel Fuse company), to license Power-One’s Digital Power Technology patents. The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into the company’s new line of digital point of load power modules. The company, through its power division, also manufactures a wide range of embedded and external power electronics devices for OEM manufacturers.

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

The Orbital acquisition provided CUI Global with immediate credibility and platform in the natural gas industry. Orbital is the largest natural gas systems integrator in the U.K. By acquiring Orbital, we acquired a company that has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected transmission companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

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

Following the acquisition of Orbital and the transfer of gas operations to Orbital-GS, the company has entered into a series of Distribution Agreements with internationally recognized entities in the natural gas industry, including, but not limited, Ives Equipment Corporation in the US and Benchmark Engineering in Canada. These agreements are designed to supplement and enhance our previously announced and continuing agreements with BWG/Blue Flame and SOCRATE.

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

Results of Operations

Revenue

During the six months ended June 30, 2014 and 2013, revenue was $36,114,102 and $28,210,451, respectively. The revenue for the six months ended June 30, 2014 is comprised of $23,776,369 from CUI products, $11,708,901 from Orbital gas products, $607,711 from CUI Japan products and $21,121 from freight. The revenue for the six months ended June 30, 2013 is comprised of $21,568,231 from CUI products, $5,957,085 from the gas segment operations, including Orbital, $665,529 from CUI Japan products and $19,606 for freight.

During the three months ended June 30, 2014 and 2013, revenue was $19,214,193 and $18,151,091, respectively. The revenue for the three months ended June 30, 2014 is comprised of $13,245,985 from CUI products, $5,639,299 from Orbital gas products, $317,576 from CUI Japan products and $11,333 from freight. The revenue for the three months ended June 30, 2013 is comprised of $12,166,785 from CUI products, $5,561,085 from gas segment operations, including Orbital, $410,729 from CUI Japan products and $12,492 for freight.

The increase in revenues during the six months ended June 30, 2014 is mainly attributable to the acquisition of Orbital Gas Systems Limited in April 2013 and the related first three months revenues from Orbital during 2014 accounts for $5,673,602 of the gas segment revenues increase during the six months ended June 30, 2014. In addition, increases through CUI and CUI Japan products of $2,150,320 are the result of continued product introductions during 2013 and through the second quarter of 2014, sales and marketing efforts, continued growth in the sales through the distribution channel customers, and the increased back log of orders on hand at December 31, 2013.

The increase in revenues during the three months ended June 30, 2014 is primarily attributable to increases through CUI and CUI Japan products of $984,888 which are the result of continued product introductions during 2013 and through the second quarter of 2014, sales and marketing efforts, continued growth in the sales through the distribution channel customers, and the increased back log of orders on hand at December 31, 2013. Additionally, the gas segment operations contributed $5,639,299 during the second quarter of 2014, an increase of $78,214 as compared to the prior year.

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

The subsidiary, CUI, Inc., held a backlog of customer orders of approximately $14.0 million as of June 30, 2014. At June 30, 2014, Orbital Gas Systems Limited held a backlog of customer orders of approximately $23.7 million.

Cost of revenues

For the six months ended June 30, 2014 and 2013, the cost of revenues was $21,412,512 and $17,263,366, respectively. For the three months ended June 30, 2014 and 2013, the cost of revenues was $11,506,825 and $11,148,154, respectively.

The cost of revenues as a percentage of revenue for the six months ended June 30, 2014 decreased to 59% from 61% during the prior year comparative period. For the three months ended June 30, 2014, the cost of revenues as a percentage of revenue decreased to 60% from 61% in the prior year period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electro-Mechanical segment for the three and six months ended June 30, 2014 was 61% and 60%, respectively. The cost of revenues as a percentage of revenue for the Gas segment for the three and six months ended June 30, 2014 was 58%.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2014 compared to the same period in 2013, SG&A expenses increased $3,458,429. The increase during the six months ended June 30, 2014 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems Limited which was acquired in April 2013 and accounted for approximately $2.0 million of additional expenses during the first quarter of 2014 as compared to the prior year as well as increases associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, new product introductions, as well as the overall growth in expenses in relation to the revenue growth. As a percentage of total revenue, SG&A increased during the six month period ended June 30, 2014 to 35% from 33% during the prior year comparable period.

The increase of $1,205,350 during the three months ended June 30, 2014 is primarily associated with the ongoing activities to reach new customers, promote new product lines, new product introductions, as well as the overall growth in expenses in relation to the revenue growth during the quarter. As a percentage of total revenue, SG&A increased during the three month period ended June 30, 2014 to 34% from 29% during the prior year comparable period.

The SG&A associated with Orbital includes, among other things, the continued sales efforts and related costs for the GasPT2 products and other gas systems sold through Orbital. Additional factors impacting the three and six month increases are the ongoing activities to support the revenue growth through the Power and Electro-Mechanical segment, which generated increased revenues during the six month period of approximately $2.2 million and $1.0 during the three month period ended June 30, 2014.

Depreciation and Amortization

The depreciation and amortization expenses are associated with the depreciated buildings, furniture, equipment, vehicles, software and other intangible assets over the estimated useful lives of the related assets.

During the six months ended June 30, 2014 and 2013, the total depreciation and amortization expenses were $2,256,051 and $1,194,402, respectively. The total depreciation and amortization expenses for the six months ended June 30, 2014 and 2013 include $126,883 and $130,395, respectively, which are included in cost of revenues. The large increase in the depreciation and amortization expense between periods is primarily the result of the first quarter 2014 amortization expense of $785,099 associated with the identifiable intangible assets that were acquired with Orbital Gas Systems Limited during the second quarter of 2013, as well as the depreciation of ongoing operating assets and the headquarters building acquired during the fourth quarter of 2013.

During the three months ended June 30, 2014 and 2013, the total depreciation and amortization expenses were $1,137,608 and $983,266, respectively. The total depreciation and amortization for the three months ended June 30, 2014 and 2013 include $61,453 and $62,788, respectively, which are included in cost of revenues. The increase during the three months comparable period is primarily associated with the depreciation of ongoing operating assets, including additions such as the headquarters building acquired during the fourth quarter of 2013.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $598,617 and $443,465 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded an expense of $328,765 and $198,775, respectively.

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, GasPT2, and other products.

Other Income

Other income for the six months ended June 30, 2014 consisted primarily of $71,355 of gain on foreign exchange, $68,345 of interest income, and $12,000 rental income. Other income for the six months ended June 30, 2013 consisted primarily of $64,515 of gain on foreign exchange, $39,888 of interest income, and $12,000 of rental income.

Other income for the three months ended June 30, 2014 consisted primarily of $28,852 of gain on foreign exchange, $35,035 of interest income, and $6,000 rental income. Other income for the three months ended June 30, 2013 consisted of $18,865 of gain on foreign exchange, $31,192 of interest income, and $6,000 of rental income.

Investment Income

The Company recognized earnings of $42,110 on equity investment in affiliate for the six months ended June 30, 2014 as compared to a loss of $4,126 during the same period in 2013.

For the three months ended June 30, 2014 the Company recognized earnings of $26,740 on equity investment in affiliate as compared to a loss of $6,229 during the same period in 2013.

Amortization of debt offering costs

The Company recorded an amortization of debt offering costs expense of $0 and $36,666 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, the Company recorded an expense of $0 and $18,333, respectively, for the amortization of debt offering costs.

The capitalized debt offering costs for which the 2013 expense related was fully amortized during 2013.

Interest Expense

The Company incurred interest expense of $253,274 and $201,453 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company incurred interest expense of $127,783 and $86,979, respectively.

The 2014 expense is associated with interest on bank and secured promissory notes payable. The 2013 expense is associated with interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The increase in both the three and six month periods is primarily due to the mortgage note payable and related interest swap agreement associated with the purchase of the CUI headquarters facility in the fourth quarter of 2013 as well as the reduction associated with the $2,000,000 principal payment on the note payable to International Electronic Devices during 2013 and the repayment of the borrowing on the line of credit during 2013.

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

A net benefit of $331,250 was recorded to the income tax provision for the three month period ended June 30, 2014 resulting in an effective tax rate of 83.29% for the period. The increase in the income tax benefit for the quarter relates primarily to a change in the estimated net loss forecasted for our foreign operations. This amount is partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax expense and effective tax rate were $49,287 and 10.13%, respectively, for the same period in 2013.

A net benefit of $359,538 was recorded to the income tax provision for the six month period ending June 30, 2014 resulting in an effective tax rate of 39.34% for the period. The income tax benefit relates primarily to our foreign operations where the benefit can be realized, but is partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax expense and effective tax rate were $59,276 and 172.23%, respectively, for the same period in 2013.

Liquidity and Capital Resources

General

As of June 30, 2014, CUI Global held Cash and cash equivalents of $15,182,145 and investments of $11,955,454. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand, and cash from operations.

Cash Provided by Operations

Operating requirements generated positive cash flow from operations of $48,683 during the six months June 30, 2014, versus positive cash flow from operations of $0.6 million for the same period 2013. The change in cash from operations is primarily the result of the increases in assets from operating activities offset by the net income earned before non-cash expenses.

Significant factors that impacted the cash used in operations include increased receivables of approximately $2.0 million associated primarily with the timing of deliveries and related sales terms. Additionally, the cash flow from operations was impacted by an approximately $0.4 million increase in prepaid expenses associated largely with prepaid insurance premiums and consulting services fees. At the same time, costs in excess of billings decreased approximately $0.6 million associated with the progress on the related projects. Accounts payable increased approximately $0.5 million primarily due to the timing of goods receipts and the related terms. Accrued expenses increased $0.1 million primarily due to the decrease in accrued inventory payable which is a function of the timing of delivery schedules to meet customer order requirements. Accrued compensation increased $0.1 million due to the timing of payroll related liability payment requirements, and employee compensation accruals including commissions and performance bonuses accrued. Accrued taxes increased $0.1 million primarily in relation to value-added tax payables. Unearned revenue increased $0.4 million and billings in excess of costs decreased $1.2 million during the period, these are associated with several customer prepayments and deferred revenues including certain power and electro-mechanical product sales through distribution.

During the first six months of 2014 and 2013, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the six months ended June 30, 2014 and 2013, respectively, the Company recorded a total of $526,692 and $295,541 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided. The increase in 2014 as compared to 2013 is attributable to increases in stock compensation expense for stock issued to consultants for strategic consulting services regarding the testing and demonstration of the GasPT2 technology and an increase in options related expenses for options granted to employees and directors that expense over their associated vesting life.

As the Company focuses on technology development and product line additions during 2014, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the second quarters of 2014 and 2013, CUI Global invested $483,262 and $442,086, respectively, in fixed assets. These investments typically include additions to equipment and software for engineering and research and development, tooling for manufacturing, furniture, regular computer equipment and software upgrades for office personnel and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2014 in support of its on-going business and continued development of product lines and technologies.

The Company invested a net $1,118,794 in short term investments classified as held to maturity during the six months period ended June 30, 2014. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. There were no funds invested in short term investments classified as held to maturity during the period ended June 30, 2013. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate strategic consulting services regarding the testing and demonstration of the GasPT2 technology credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Financing Activities

During the quarter ended June 30, 2014, the Company made payments of $70,719 toward capital lease obligations and $38,082 toward the mortgage note payable. During the same period in 2013, the Company received net proceeds after related expenses of $45,135,280 from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, and made payments of $459,448 against the line of credit, and $3,736 was paid against capital lease obligations.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During the six months ended June 30, 2014 and 2013, $132,592 and $190,271, respectively, of interest payments were made in relation to the promissory notes issued to related party, IED, Inc. Also during the first six months ended June 30, 2013, payments of $2,000,000 were made against the related party note payable.

Recap of Liquidity and Capital Resources

During the three months ended June 30, 2014, the Company continued to maintain its financial strength. This included the improved net loss from the prior year when excluding the significant amortization expense of approximately $1.6 million associated with intangible assets acquired as part of the April 2013 Orbital acquisition. The Wells Fargo mortgage promissory note has a balance at June 30, 2014 of $3,642,974 due, of which $78,764 is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at June 30, 2014, the Company had a $0 balance on its $4,000,000 two year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At June 30, 2014, the Company had cash and cash equivalents balances of $15,182,145 and short term investments held to maturity of $11,955,454. At June 30, 2014, the Company had $2,889,954 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $144,738 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At June 30, 2014 the Company held $243,854 in Japanese bank accounts and $6,000,498 in European bank accounts. At June 30 2014, CUI Global had $11,955,454 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At June 30, 2014, the Company had $8,860,000 of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

At June 30, 2014, the Company has capital lease obligations of $157,923, of which $64,279 are current obligations.

The Company believes its operations and existing financing structure, including cash and cash equivalents and short-term investments will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the three and six months ended June 30, 2014 an 2013:

	U.S. Dollars	British Pound Sterling (1)	Japanese Yen
Six months ended June 30, 2014
Revenues	66%	32%	2%
Operating expenses	62%	38%	0%
Six months ended June 30, 2013
Revenues	78%	20%	2%
Operating expenses	82%	17%	1%
Three months ended June 30, 2014
Revenues	69%	29%	2%
Operating expenses	62%	38%	0%
Three months ended June 30, 2013
Revenues	67%	31%	2%
Operating expenses	70%	29%	1%

1 On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited which was effective April 1, 2013.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes, that during the three and six months ended June 30, 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We continue to evaluate and, where appropriate, design and enhance controls over financial reporting related to processes that require improvement. Toward this objective, management has fully remediated in the quarter ended June 30, 2014 the material weaknesses that remained as of the March 31, 2014 quarterly report regarding acquisition accounting requirements and revenue recognition in conjunction with distributor agreements. Other than these identified changes, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended June 30, 2014, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

•	During April 2014, an employee exercised options for the purchase of 1,667 common shares in a cashless transaction for which the employee received 940 common shares. The company received $0 from this exercise.
•	Also during April 2014, a former director exercised 28,452 options to purchase common stock in a cashless transaction for which the executive received 7,150 common shares. The company received $0 from this exercise.
•	During June 2014, 5,624 shares of common stock were granted to an employee as bonus compensation. These shares were expensed at a fair value of $50,000 as of the grant date.

Item 6. Exhibits

EXHIBITS

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.47[5]	April 20, 2009 exclusive Licensing Agreement with AnderMotion Technologies LLC to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.
10.43[5]	January 16, 2012 exclusive three-year distribution agreement with SOCRATE s.p.a for distribution of the GasPT2 technology for Italy and North Africa. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.44[5]	November 1, 2011 two year Manufacturing Agreement with Agilent Technologies Singapore International for the sale of product to Agilent. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.46[5]	April 1, 2009 exclusive world-wide Distribution Agreement with Digi-Key Corporation.
10.47[5]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.60[5]	May 15, 2008 Employment Agreement of Daniel N. Ford and Addendum “A” dated July 1, 2010.
10.61[5]	May 15, 2008 Employment Agreement of Matthew M. McKenzie and Addendum “A” dated July 1, 2010.
10.62[5]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.69[5]	October 28, 2011 Finder’s Fee Agreement with Test Products International, Inc. and James McKenzie, a related party.
10.73[7]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.74[7]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.75(5)	May 15, 2013 Non-Exclusive Distributer Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).
10.76[7]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.

10.77[7]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.78[8]	Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.
10.79[9]	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[9]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank.
10.81[10]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.82[12]	Addendum “G” to Employment Agreement of William J. Clough
10.83[12]	Addendum “C” to Employment Agreement of Daniel N. Ford.
10.84[12]	Addendum “C” to Employment Agreement of Matthew M. McKenzie.
14.1[11]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[12]	Whistleblower Policy
21.1[11]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
31.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[12]	XBRL-Related Documents.

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
7.	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 24, 2013.
9.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
10.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
11.	Incorporated by reference to our Report on Form 10-K/A filed with the Commission on May 14, 2014.
12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 11th day of August 2014.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer

