Form 10-Q
period 2014-09-30
CUI Global, Inc.
filed 2014-11-10
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 10, 2014, there were 20,742,633 shares of the Company's common stock outstanding and no shares of preferred stock outstanding.

INDEX

Part I

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,100,165	$16,575,508
Short term investments held to maturity	10,433,644	10,868,961
Trade accounts receivable, net of allowance of $222,758 and $285,348, respectively	10,332,166	9,055,561
Inventories, net of allowance of $489,380 and $549,981, respectively	7,311,343	7,027,644
Costs in excess of billings	-	552,012
Prepaid expenses and other	1,324,050	603,960
Total current assets	46,501,368	44,683,646

Property and equipment, net	8,323,505	8,206,563

Other assets:
Investment - equity method	339,326	283,011
Other intangible assets, net	20,742,618	23,512,394
Deposits and other	30,685	25,364
Notes receivable, net of allowance of $564,194 at December 31, 2013		-
Goodwill, net	22,301,434	22,448,613
Total other assets	43,414,063	46,269,382
Total assets	$98,238,936	$99,159,591

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,040,523	$4,146,262
Mortgage note payable, current portion	79,739	76,814
Leases payable, current portion	38,837	83,904
Accrued expenses	3,524,922	2,943,979
Billings in excess of costs	4,419,307	6,787,231
Unearned revenue	1,454,126	1,257,346
Total current liabilities	14,557,454	15,295,536
Long term leases payable	83,710	58,363
Derivative liability	520,143	427,818
Long term mortgage note payable, net of current portion due of $79,739 and $76,814, respectively	3,544,194	3,604,242
Long term note payable, related party	5,303,683	5,303,683
Deferred tax liablities, net	2,562,246	3,111,361
Total long term liabilities	12,013,976	12,505,467
Total liabilities	26,571,430	27,801,003

Commitments and contingencies

Stockholders' equity
Common stock, par value $0.001; 325,000,000 shares authorized; 20,742,481 shares issued and outstanding at September 30, 2014 and 20,566,663 shares issued and outstanding at December 31, 2013	20,742	20,567
Additional paid-in capital	148,217,650	146,614,995
Accumulated deficit	(78,017,883)	(77,114,935)
Accumulated other comprehensive gain	1,446,997	1,837,961
Total stockholders' equity	71,667,506	71,358,588
Total liabilities and stockholders' equity	$98,238,936	$99,159,591

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$21,365,935	$17,204,407	$57,458,916	$45,395,252
Revenue from freight	10,686	9,350	31,807	28,956
Total revenue	21,376,621	17,213,757	57,490,723	45,424,208

Cost of revenues	13,369,093	10,683,777	34,781,605	27,947,143

Gross profit	8,007,528	6,529,980	22,709,118	17,477,065

Operating expenses:
Selling, general and administrative	6,878,580	5,019,853	19,564,879	14,247,723
Depreciation and amortization	1,066,163	938,649	3,195,331	2,002,656
Research and development	322,969	187,866	921,586	631,331
Bad debt	18,130	(10,000)	(59,639)	32,470
Loss on disposals of fixed assets	-	-	4,754	-
Total operating expenses	8,285,842	6,136,368	23,626,911	16,914,180

Income (loss) from operations	(278,314)	393,612	(917,793)	562,885

Other income (expense):
Other income	54,706	55,137	206,770	172,432
Other expense	(80,666)	(3,302)	(146,541)	(13,208)
Unrealized gain (loss) on derivative	24,838	-	(92,325)	-
Earnings from equity investment	14,205	8,338	56,315	4,212
Amortization of investment premiums and discounts	(20,940)	(9,526)	(53,241)	(9,526)
Amortization of debt offering costs and debt discount	-	(6,111)	-	(42,777)
Interest expense	(127,204)	(107,501)	(380,478)	(308,954)
Total other income (expense), net	(135,061)	(62,965)	(409,500)	(197,821)

Income (loss) before taxes	(413,375)	330,647	(1,327,293)	365,064
(Benefit) provision for taxes	(64,807)	(406,639)	(424,345)	(347,363)
Consolidated net income (loss)	$(348,568)	$737,286	$(902,948)	$712,427

Basic income (loss) per common share	$(0.02)	$0.04	$(0.04)	$0.04
Diluted income (loss) per common share	$(0.02)	$0.04	$(0.04)	$0.04
Basic weighted average common and common equivalent shares outstanding	20,673,862	20,564,163	20,630,227	16,796,310
Diluted weighted average common and common equivalent shares outstanding	20,673,862	20,574,784	20,630,227	16,805,972

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Gain and Loss

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Consolidated net income (loss)	$(348,568)	$737,286	$(902,948)	$712,427

Other comprehensive gain (loss)
Foreign currency translation adjustment	(1,335,060)	1,314,270	(390,964)	1,239,786
Consolidated comprehensive net gain (loss)	$(1,683,628)	$2,051,556	$(1,293,912)	$1,952,213

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2014
	Common Stock		Additional	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Comprehensive Gain	Equity

Balance, December 31, 2013	20,566,663	$20,567	$146,614,995	$(77,114,935)	$1,837,961	$71,358,588
Options granted for services and compensation	-	-	569,274	-	-	569,274
Common stock issued for exercises of options	31,698	31	(31)	-	-	-
Common stock issued for services and compensation	141,440	141	1,015,167	-	-	1,015,308
Common stock issued for royalties	2,680	3	18,245	-	-	18,248
Net loss for the period ended September 30, 2014	-	-	-	(902,948)	-	(902,948)
Other comprehensive gain (loss)	-	-	-	-	(390,964)	(390,964)
Balance, September 30, 2014	20,742,481	$20,742	$148,217,650	$(78,017,883)	$1,446,997	$71,667,506

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(902,948)	$712,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock, options and notes issued for compensation and services	1,516,579	410,916
Unrealized loss on derivative	92,325	-
Non-cash interest expense, including amortization of debt offering costs	-	42,777
Non-cash (profit) loss on equity method investment	(56,315)	(4,212)
Allowance for bad debt expense and returns allowance	(34,640)	122,470
Amortization of investment premiums and discounts	53,241	9,526
Amortization of intangibles	2,610,006	1,676,731
Deferred income taxes	(516,028)	(665,426)
Inventory reserve	(56,448)	23,792
Loss on disposal of assets	4,754	-
Depreciation	771,595	525,717
(Increase) decrease in assets:
Trade accounts receivable	(1,332,953)	1,761,055
Inventories	(266,411)	(855,296)
Costs in excess of billings	543,675	(1,089)
Prepaid expenses and other current assets	(656,087)	(340,871)
Deposits and other assets	(5,321)	(10,626)
Increase (decrease) in liabilities:
Accounts payable	927,201	338,560
Accrued expenses	599,379	(2,294,390)
Unearned revenue	196,780	289,841
Billings in excess of costs	(2,265,423)	638,297
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,222,961	2,380,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of cash received	-	(17,709,507)
Investments in other intangible assets, net	(3,667)	(405,900)
Purchase of short term investments held to maturity	(10,809,651)	(10,892,208)
Maturities of short term investments held to maturity	11,191,727	-
Proceeds from notes receivable	-	27,273
Purchase of property and equipment	(840,274)	(836,892)
NET CASH USED IN INVESTING ACTIVITIES	(461,865)	(29,817,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on demand notes payable	-	(459,448)
Payments on leases payable	(95,500)	(39,051)
Payments on notes and loans payable	(57,123)	-
Payments on note payable, related party	-	(2,000,000)
Proceeds from sales of common stock, and exercise of warrants and options, net of offering costs	-	45,135,280
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(152,623)	42,636,781
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(83,816)	476,956
Cash and cash equivalents at beginning of period	16,575,508	3,039,840
Cash and cash equivalents at end of period	17,100,165	18,716,542
NET INCREASE IN CASH AND CASH EQUIVALENTS	$524,657	$15,676,702

(continued)

7

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the nine months ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$238,329	$306,711
Interest paid	$382,130	$309,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$77,929	$42,452

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

CUI, Inc. and CUI Japan offer electronic components including connectors, speakers, buzzers and control solutions including encoders and sensors; power solutions and test and measurement devices. These offerings provide a technology architecture that addresses power and related accessories as well as test and measurement capabilities to industries ranging from consumer electronics to defense and alternative energy.

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

CUI Properties, LLC owns the CUI Global headquarters facility located in Tualatin, Oregon.

During the quarter ended September 30, 2014, total revenues at CUI Global consisted of 60% from CUI, Inc. and CUI Japan and 40% from Orbital. For the nine month period ended September 30, 2014, total revenues at CUI Global consisted of 65% from CUI, Inc. and CUI Japan and 35% from Orbital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuation of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying condensed consolidated balance sheets approximate fair value at September 30, 2014 and December 31, 2013 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At September 30, 2014, the Company had $2,438,908 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $138,032 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At September 30, 2014 the Company had cash and cash equivalents of $202,092 in Japanese bank accounts and $5,722,462 in European bank accounts.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At September 30, 2014, CUI Global had $10,433,644 of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At September 30, 2014, the Company had $7,095,000 of investments in certificates of deposit which were covered under FDIC insured limits and investments covered under $500,000 of SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $222,758 at September 30, 2014 is considered adequate. The reserve takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method. At September 30, 2014, inventory is valued, net at $7,311,343. The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At September 30, 2014, the Company had finished goods of $6,087,622, raw materials of $1,707,538, work in process of $5,563 and an allowance of $489,380.

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

Maintenance, repairs and minor replacements are charged to expenses when incurred. When assets are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

The cost of buildings and improvements, furniture, vehicles, equipment and software is depreciated over the estimated useful lives of the related assets.

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

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

1.	Inputs used to measure fair value are unadjusted quote prices available in active markets for the identical assets or liabilities if available.
2.	Inputs used to measure fair value, other than quoted prices included in 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. This includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full life of the asset.
3.	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
4.	Expert appraisal and fair value measurement as completed by third party experts.

The following are the estimated useful life for the intangible assets:

	Estimated Useful Life
Finite-lived intangible assets
Order backlog	2
Trade name – Orbital	10
Trade name - V-Infinity	5
Customer list – Orbital	10
Technology rights	20	*
Technology-Based Asset-Know How	12
Technology -Based Asset – Software	10
Patents	**
Other intangible assets	***

Indefinite-lived intangible assets
Trade name – CUI	****
Customer list – CUI	****
Patents pending technology	****

* Technology rights are amortized over a twenty year life or the term of the rights agreement.

** Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.

*** Other intangible assets are amortized over their estimated useful life.

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

A summary of the financial statements of the affiliate as of and for the nine months ended September 30, 2014 is as follows:

Current assets	$6,447,474
Non-current assets	479,189
Total Assets	$6,926,663

Current liabilities	$2,173,218
Non-current liabilities	686,540
Stockholders' equity	4,066,905
Total Liabilities and Stockholders' Equity	$6,926,663

Revenues	$10,744,144
Operating income	834,156
Net profit	653,662
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$653,662
Company share of Net Profit	$56,315
Equity investment in affiliate	$339,326

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the pa tent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Derivative Instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended September 30, 2014, the Company had $24,838 of unrealized gain and $92,325 of unrealized loss for the nine months ended September 30, 2014 related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. The Company recorded stock-based compensation expense of $989,889 and $1,498,332 for the three and nine months ended September 30, 2014, respectively.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 28% and 31% of revenue for the three and nine months ended September 30, 2014, respectively, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For a different distributor arrangement, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At September 30, 2014, the Costs in excess of billings balance was $0 and the Billings in excess of costs balance was $4,419,307.

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

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at September 30, 2014 or 2013.

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

The following information represents segment activity for the nine months ended September 30, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$37,336,374	$20,154,349	$-	$57,490,723
Depreciation and amortization	723,483	2,655,587	2,531	3,381,601
Earnings from equity investment	56,315	-	-	56,315
Interest expense	173,626	7,964	198,888	380,478
Income (loss) from operations	4,086,412	(1,762,463)	(3,241,742)	(917,793)
Segment assets	44,872,204	38,961,917	14,404,815	98,238,936
Intangible assets	8,142,962	12,590,750	8,906	20,742,618
Goodwill, net	13,031,433	9,270,001	-	22,301,434
Expenditures for segment assets	608,801	235,141	-	843,942

The following information represents segment activity for the three months ended September 30, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$12,931,173	$8,445,448	$-	$21,376,621
Depreciation and amortization	235,948	888,758	844	1,125,550
Earnings from equity investment	14,205	-	-	14,205
Interest expense	58,225	2,683	66,296	127,204
Income (loss) from operations	1,528,535	(848,984)	(957,865)	(278,314)
Segment assets	44,872,204	38,961,917	14,404,815	98,238,936
Intangible assets	8,142,962	12,590,750	8,906	20,742,618
Goodwill, net	13,031,433	9,270,001	-	22,301,434
Expenditures for segment assets	273,974	86,706	-	360,680

The following information represents segment activity for the nine months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$33,425,562	$11,998,646	$-	$45,424,208
Depreciation and amortization	459,762	1,575,845	166,841	2,202,448
Earnings from equity investment	4,212	-	-	4,212
Interest expense	49,434	2,953	256,567	308,954
Income (loss) from operations	3,019,601	173,327	(2,630,043)	562,885
Segment assets	35,271,498	42,265,766	18,360,855	95,898,119
Intangible assets	8,406,156	15,613,439	12,281	24,031,876
Goodwill, net	13,045,687	9,211,203	-	22,256,890
Expenditures for segment assets	549,865	692,927	-	1,242,792

The following information represents segment activity for the three months ended September 30, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$11,172,196	$6,041,561	$-	$17,213,757
Depreciation and amortization	155,375	797,057	55,614	1,008,046
Earnings from equity investment	8,338	-	-	8,338
Interest expense	39,882	1,323	66,296	107,501
Income (loss) from operations	1,238,935	(81,844)	(763,479)	393,612
Segment assets	35,271,498	42,265,766	18,360,855	95,898,119
Intangible assets	8,406,156	15,613,439	12,281	24,031,876
Goodwill, net	13,045,687	9,211,203	-	22,256,890
Expenditures for segment assets	139,400	658,806	-	798,206

Reclassification

Certain amounts from the prior periods have been reclassified to the current period presentation including, for the three and nine months ended September 30, 2013, $69,397 and $199,792, respectively, of depreciation and amortization expense that were reclassified to cost of revenues on the condensed consolidated statements of operations.

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

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of September 30, 2014 and December 31, 2013, respectively, was as follows:

September 30, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,753,516	$-	$-	$3,753,516
Certificates of Deposit	7,095,000		-	7,095,000
Commercial Paper	-	1,999,674	-	1,999,674
Corporate Notes	-	2,838,690	-	2,838,690
Total Assets	$10,848,516	$4,838,364	$-	$15,686,880
Derivative liability	$-	$520,143	$-	$520,143
Total liabilities	$-	$520,143	$-	$520,143

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$5,367,633	$-	$-	$5,367,633
Certificates of Deposit	9,750,000	-	-	$9,750,000
Commercial Paper	-	999,789	-	$999,789
Corporate Notes	-	1,118,961	-	$1,118,961
Total Assets	$15,117,633	$2,118,750	$-	$17,236,383
Derivative liability	$-	$-	$427,818	$427,818
Total liabilities	$-	$-	$427,818	$427,818

The following tables present reconciliations of transfers between Level 3 and Level 2 as determined at the end of the reporting period and principally resulted from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment:

Three Months Ended September 30, 2014 Derivative Liability
Balance at June 30, 2014	$-
Transfer of liabilities out of Level 3	-
Balance at September 30, 2014	$-

Nine Months Ended September 30, 2014 Derivative Liability
Balance at December 31, 2013	$427,818
Transfer of liabilities out of Level 3	(427,818)
Balance at September 30, 2014	$-

4.	ACQUISITION

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the nine months ended September 30, 2013 as though the acquisition had been completed as of January 1, 2013:

	CUI Global	Orbital Gas Systems, Ltd.	Adjustment	Pro Forma
Gross revenue	$45,424,208	$4,569,510	$-	$49,993,718
Total expenses	44,711,781	5,383,677	588,343	$50,683,801
Net profit (loss)	$712,427	$(814,167)		$(690,083)
Basic and diluted loss per share				$(0.04)

(1)	Adjustment to recognize the amortization expense of $731,345 of acquisition related intangible assets and a tax benefit of $143,002 as though the acquisition had occurred at the beginning of the period.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

5.	INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2014, which consist of options, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive at September 30, 2014. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2014, 998,932 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position. For the three and nine months ended September 30, 2013, 977,846 shares related to option s were excluded from the computation of diluted earnings per share as they were antidilutive due to their exercise price being in excess of the average close price for the periods ended.

	Three months ended		Nine monthhs ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Consolidated net income (loss)	$(348,568)	$737,286	$(902,948)	$712,427
Weighted average number of shares outstanding	20,673,862	20,564,163	20,630,227	16,796,310
Weighted average number of common and common equivalent shares	20,673,862	20,574,784	20,630,227	16,805,972
Basic income (loss) per common share	$(0.02)	$0.04	$(0.04)	$0.04
Diluted income (loss) per common share	$(0.02)	$0.04	$(0.04)	$0.04

6.	INCOME TAXES

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

A net benefit of $(64,807) was recorded to the income tax provision for the three month period ended September 30, 2014 resulting in an effective tax rate of 15.68% for the period. The income tax benefit for the quarter relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $(406,639) and 122.98%, respectively, for the same period in 2013, which relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. During the three month period ended September 30, 2013 the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of $(379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.

A net benefit of $(424,345) was recorded to the income tax provision for the nine month period ending September 30, 2014 resulting in an effective tax rate of 31.97% for the period. The income tax benefit relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $(347,363) and 95.15%, respectively, for the same period in 2013. The income tax benefit relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. During the nine month period ended September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of $(379,236) being recorded on existing foreign deferred tax assets and liabilities.

7.	WORKING CAPITAL LINE OF CREDIT

During the period ended September 30, 2014, our wholly owned subsidiary, CUI, Inc., maintained a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2015. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term (no balance owing at September 30, 2014). At September 30, 2014, the LOC is secured through a security agreement on CUI, Inc. net accounts receivable of $3,628,005, CUI, Inc. net general intangibles of $8,142,962, net inventory of $5,237,662 and fixed assets of CUI, Inc. of $1,229,716. CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1,000,000 in any fiscal year and disallows distributions or dividends from CUI Inc. This revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

At September 30, 2014 and 2013, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

8.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following table summarizes the changes in accumulated other comprehensive gain (loss) by component:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accumulated other comprehensive gain (loss), beginning of period	$2,782,057	$(98,820)	$1,837,961	$(24,336)
Foreign currency translation adjustment	(1,335,060)	1,314,270	(390,964)	1,239,786
Accumulated other comprehensive gain (loss), end of period	$1,446,997	$1,215,450	$1,446,997	$1,215,450

9.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of September 30, 2014:

Classes of Property	Asset Balance at September 30, 2014
Motor vehicles	$409,557
Equipment	23,084
Less: Accumulated depreciation	(239,619)
$193,022

The following summarizes the current and long term portion of capital leases at September 30, 2014:

Balance at September 30, 2014
Current leases payable	$38,837
Long term leases payable	83,710
$122,547

10.	NOTES PAYABLE

Notes payable is summarized as follows at September 30, 2014:

September 30,
2014
(a) Promissory Note - bank	$3,623,933
(b) Acquisition Note Payable - related party	5,303,683
$8,927,616

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the nine months ended September 30, 2014, the Company made principal payments of $57,123 against the mortgage promissory note payable. At September 30, 2014, the balance owed on the mortgage promissory note payable was $3,623,933, of which $79,739 and $3,544,194 were in current and long term liabilities, respectively at September 30, 2014.

(b)	In May 2013, the Company utilized funds from the equity sale to pay down $2,000,000 of principal owing on the note payable owed to International Electronic Devices, Inc. (formerly CUI, Inc.) associated with the acquisition of CUI, Inc. In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holders option, convert the note principal into common stock at $0.001 per share. As of September 30, 2014, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the mortgage notes payable and acquisition note payable – related party for CUI Global, Inc. as of September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Note payable maturities:	$19,691	$80,746	$84,874	$89,218	$93,780	$8,559,307	$8,927,616

11.	CONCENTRATIONS

During the third quarter of 2014, 55% of revenues were derived from three customers at 28%, 16% and11%. For the nine months ended September 30, 2014, 48% of revenues were derived from two customers at 31% and 17%. During the third quarter of 2013, 50% of revenues were derived from two customers at 29% and 21%, respectively. For the nine months ended September 30, 2013, 51% of revenues were derived from two customers at 35% and 16%, respectively.

The Company’s major product lines during the first nine months of 2014 and 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.

During the three and nine months ended September 30, 2014, the Company had supplier concentrations of 12% related to inventory product received.

At September 30, 2014, of the gross trade accounts receivable totaling $10,554,924, 34% was due from two customers at 19% and 15%. At September 30, 2013, of the gross trade accounts receivable, 32% was due from a single customer.

Following the acquisition of Orbital Gas Systems, the Company also has revenue concentrations in the United Kingdom of 40% and 35% for the three and nine months ended September 30, 2014 and trade accounts receivable concentration in the United Kingdom of 64% for the quarter ended September 30, 2014.

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

During February and March 2014, an executive exercised 98,146 options for restricted common stock in a cashless transaction for which the executive and a designated recipient received 23,408 common shares. The Company received $0 from this exercise.

During March 2014, a consultant received 18,283 restricted common shares with a fair value of $115,000 based on the contract date of payment for strategic investor marketing services to be rendered thru July 1, 2015 in accordance with the terms of the contract agreement.

During March 2014, 2,680 shares of restricted common stock were issued to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global. The shares were valued at $18,248 based on the dates earned under the royalty agreement.

During April 2014, an employee exercised 1,667 options for common stock in a cashless transaction for which the employee received 940 restricted common shares. The company received $0 from this exercise.

During April 2014, a former director exercised 28,452 options for common stock in a cashless transaction for which the former director received 7,150 restricted common shares. The company received $0 from this exercise.

During June 2014, 5,624 shares of restricted common stock were granted to an employee as bonus compensation. These shares were expensed at a fair value of $50,000 as of the grant date.

During August 2014, 6,435 shares of restricted common stock were issued to three directors as compensation for director services. These shares were expensed at a fair value of $47,683 as of the grant date.

During August 2014, 1,974 shares of restricted common stock were issued to a former director as a consultant for compensation under a consulting agreement to provide advisory services regarding corporate strategy provided in accordance with a consulting agreement. These shares were expensed at a fair value of $14,625 as of the grant date.

During August 2014, a consultant received 100,000 restricted common shares for strategic consulting services that were completed regarding the testing and demonstration of the GasPT technology in accordance with the terms of the consulting agreement. These shares were expensed at a fair value of $738,000. The consultant agreement includes a second phase for which the consultant may receive up to an additional 150,000 restricted common shares based upon performance.

13.	SUBSEQUENT EVENTS

On October 31, 2014, a former employee executed a cashless option exercise of 500 options, for which the employee received 152 shares of common stock. The Company received $0.

During October 2014, the Board of Directors authorized a one-year program to repurchase up to an aggregate $3 million of the Company’s common stock. The authorization is effective immediately. The amount and timing of any such repurchases will be determined by the Company based on its financial condition, business opportunities, and the market conditions at the time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our un-audited financial statements as of September 30, 2014 and notes thereto included in this document and our audited 10-K/A filings for the period ended December 31, 2013 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the nine months ended September 30, 2014, CUI Global had a consolidated loss from operations of $917,793. During the nine months ended September 30, 2014, CUI Global had a consolidated net loss of $902,948. The consolidated net loss for the nine months ended was primarily the result of increased selling, general and administrative expenses related to the increase in revenues and selling and marketing efforts associated with new technologies, including stock compensation, and increased depreciation and amortization expenses primarily associated with the amortization of intangible assets related to the Orbital acquisition, in excess of the increased gross profit.

CUI, Inc. and CUI Japan – Subsidiaries

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

Solus ® Power Topology

Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits. This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable. Our initial product designed using this topology is in the quarter brick dc-dc converter market. Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big four power conversion needs in the telecom and server markets: greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast. We have introduced the NQB2060 Novum® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology. Since the Solus Topology maintains its effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles. We believe that unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms. We also believe that this topology will allow for at least a decade of new product designs and introductions.

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

Results of Operations

Revenue

During the nine months ended September 30, 2014 and 2013, revenue was $57,490,723 and $45,424,208, respectively. The revenue for the nine months ended September 30, 2014 is comprised of $37,304,566 from the power and electro-mechanical segment, $20,154,350 from the gas segment, and $31,807 from freight. The revenue for the nine months ended September 30, 2013 is comprised of $33,396,606 from the power and electro-mechanical segment, $11,998,646 from the Gas segment operations and $28,956 for freight.

During the three months ended September 30, 2014 and 2013, revenue was $21,376,621 and $17,213,757, respectively. The revenue for the three months ended September 30, 2014 is comprised of $12,920,487 from the power and electro-mechanical segment, $8,445,448 from the gas segment and $10,686 from freight. The revenue for the three months ended September 30, 2013 is comprised of $11,162,846 from the power and electro-mechanical segment, $6,041,561 from gas segment operations and $9,350 for freight.

The increase in revenues during the nine months ended September 30, 2014 is mainly attributable to the acquisition of Orbital Gas Systems Limited in April 2013 and the related first three months revenues from Orbital during 2014 accounts for $5,673,602 of the gas segment revenues increase during the nine months ended September 30, 2014. Further, the Gas segment increased revenues for the second and third quarter periods by $2,482,101 as compared to the prior year periods related to various customer projects, including biomethane projects within the United Kingdom. In addition, an increase through the power and electro-mechanical segment products of $3,910,812 are the result of continued product introductions during 2013 and through the third quarter of 2014, sales and marketing efforts, continued growth in the sales through the distribution channel customers, and the increased back log of orders on hand at December 31, 2013.

The increase in revenues during the three months ended September 30, 2014 is attributable to increases through the power and electro-mechanical segment products of $1,758,977 which are the result of continued product introductions during 2013 and through the second quarter of 2014, sales and marketing efforts, continued growth in the sales through the distribution channel customers, and the increased back log of orders on hand at December 31, 2013. Additionally, the gas segment operations contributed $8,445,448 during the third quarter of 2014, an increase of $2,403,887 as compared to the prior year related to various projects, including biomethane projects within the United Kingdom.

The customer orders related to the power and electro-mechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of Future Electronics as a distributor in early 2013, and the strengthening within the electronic components industry.

The power and electro-mechanical segment subsidiary, CUI, Inc., held a backlog of customer orders of approximately $12.4 million as of September 30, 2014. At September 30, 2014, the gas segment subsidiary, Orbital Gas Systems Limited, held a backlog of customer orders of approximately $18.8 million.

Cost of revenues

For the nine months ended September 30, 2014 and 2013, the cost of revenues was $34,781,605 and $27,947,143, respectively. For the three months ended September 30, 2014 and 2013, the cost of revenues was $13,369,093 and $10,683,777, respectively.

The cost of revenues as a percentage of revenue for the nine months ended September 30, 2014 decreased to 61% from 62% during the prior year comparative period. For the three months ended September 30, 2014, the cost of revenues as a percentage of revenue increased to 63% from 62% in the prior year period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, contract labor necessary to complete gas related projects, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the power and electro-mechanical segment for the three and nine months ended September 30, 2014 was 60% and 60%, respectively. The cost of revenues as a percentage of revenue for the gas segment for the three and nine months ended September 30, 2014 was 66% and 61%.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the nine months ended September 30, 2014 compared to the same period in 2013, SG&A expenses increased $5,317,156. The increase during the nine months ended September 30, 2014 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems Limited which was acquired in April 2013 and accounted for approximately $2.0 million of additional expenses during the first quarter of 2014 as compared to the prior year as well as increases associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, new product introductions, as well as the overall growth in expenses in relation to the revenue growth. Included in the nine months ended September 30, 2014 SG&A is $738 thousand of equity compensation expense for strategic consulting services that were completed regarding the testing and demonstration of the GasPT technology in accordance with the terms of the consulting agreement. As a percentage of total revenue, SG&A increased during the nine month period ended September 30, 2014 to 34% from 31% during the prior year comparable period.

The increase of $1,858,727 during the three months ended September 30, 2014 is primarily associated with the ongoing activities to reach new customers, promote new product lines, new product introductions, as well as the overall growth in expenses in relation to the revenue growth during the quarter. Included in the three months ended September 30, 2014 SG&A is $738 thousand of equity compensation expense for strategic consulting services that were completed regarding the testing and demonstration of the GasPT technology in accordance with the terms of the consulting agreement. As a percentage of total revenue, SG&A increased during the three month period ended September 30, 2014 to 32% from 29% during the prior year comparable period.

The SG&A associated with Orbital is related to the revenue growth during 2014 and includes, among other things, the continued sales efforts and related costs for the GasPT2 products and other gas systems sold through Orbital. Additional factors impacting the three and nine month increases are the ongoing activities to support the revenue growth through the Power and Electro-Mechanical segment. The Gas segment generated increased revenues during the nine month period of approximately $8.2 million which includes approximately $5.7 million for the first quarter of 2014 as Orbital was not acquired until the second quarter of 2013. For the three month period ended September 30, 2014, the Gas segment generated increased revenues of approximately $2.4 million. The Power and Electro-Mechanical segment generated increased revenues during the nine month period ended September 30, 2014 of approximately $3.9 million and approximately $1.8 million during the three month period ended September 30, 2014.

Depreciation and Amortization

The depreciation and amortization expenses are associated with the depreciated buildings, furniture, equipment, vehicles, software and other intangible assets over the estimated useful lives of the related assets.

During the nine months ended September 30, 2014 and 2013, the total depreciation and amortization expenses were $3,381,601 and $2,202,448, respectively. The total depreciation and amortization expenses for the nine months ended September 30, 2014 and 2013 include $186,270 and $199,792, respectively, which are included in cost of revenues. The large increase in the depreciation and amortization expense between periods is primarily the result of the first quarter 2014 amortization expense of $785,099 associated with the identifiable intangible assets that were acquired with Orbital Gas Systems Limited during the second quarter of 2013, as well as the depreciation of ongoing operating assets and the headquarters building acquired during the fourth quarter of 2013.

During the three months ended September 30, 2014 and 2013, the total depreciation and amortization expenses were $1,125,550 and $1,008,046, respectively. The total depreciation and amortization for the three months ended September 30, 2014 and 2013 include $59,385 and $69,397, respectively, which are included in cost of revenues. The increase during the three months comparable period is primarily associated with the depreciation of ongoing operating assets, including additions such as the headquarters building acquired during the fourth quarter of 2013.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $921,586 and $631,331 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded an expense of $322,969 and $187,866, respectively.

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum digital power modules, Solus advanced power topology, GasPT2, and other products.

Other Income

Other income for the nine months ended September 30, 2014 consisted primarily of $108,366 of interest income, $76,899 of gain on foreign exchange, and $18,000 of rental income. Other income for the nine months ended September 30, 2013 consisted primarily of $77,679 of interest income, $75,672 of gain on foreign exchange, and $18,000 of rental income.

Other income for the three months ended September 30, 2014 consisted primarily of $40,021 of interest income, $6,000 of rental income and $5,544 of gain on foreign exchange. Other income for the three months ended September 30, 2013 consisted primarily of $37,791 of interest income, $11,157 of gain on foreign exchange, and $6,000 of rental income.

Investment Income

The Company recognized earnings of $56,315 on equity investment in affiliate for the nine months ended September 30, 2014 as compared to earnings of $4,212 during the same period in 2013.

For the three months ended September 30, 2014 the Company recognized earnings of $14,205 on equity investment in affiliate as compared to earnings of $8,338 during the same period in 2013.

Amortization of debt offering costs

The Company recorded an amortization of debt offering costs expense of $0 and $42,777 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded an expense of $0 and $6,111, respectively, for the amortization of debt offering costs.

The capitalized debt offering costs for which the 2013 expense related was fully amortized during 2013.

Interest Expense

The Company incurred interest expense of $380,478 and $308,954 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company incurred interest expense of $127,204 and $107,501, respectively.

The 2014 expense is associated with interest on bank and secured promissory notes payable. The 2013 expense is associated with interest on the bank operating line of credit, bank loans, and secured and unsecured promissory notes. The increase in both the three and nine month periods is primarily due to the mortgage note payable and related interest swap agreement associated with the purchase of the CUI headquarters facility in the fourth quarter of 2013 as well as the reduction associated with the $2,000,000 principal payment on the note payable to International Electronic Devices during 2013 and the repayment of the borrowing on the line of credit during 2013.

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

A net benefit of $(64,807) was recorded to the income tax provision for the three month period ended September 30, 2014 resulting in an effective tax rate of 15.68% for the period. The income tax benefit for the quarter relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $(406,639) and 122.98%, respectively, for the same period in 2013, which relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. During the three month period ending September 30, 2013 the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of $(379,236) being recorded in the quarter on existing foreign deferred tax assets and liabilities.

A net benefit of $(424,345) was recorded to the income tax provision for the nine month period ended September 30, 2014 resulting in an effective tax rate of 31.97% for the period. The income tax benefit relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $(347,363) and 95.15%, respectively, for the same period in 2013. The income tax benefit relates primarily to our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance. During the nine month period ended September 30, 2013, the UK government reduced the corporate enacted tax rate resulting in a net tax benefit of $(379,236) being recorded on existing foreign deferred tax assets and liabilities.

Liquidity and Capital Resources

General

As of September 30, 2014, CUI Global held Cash and cash equivalents of $17,100,165 and investments of $10,433,644. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand, and cash from operations.

Cash Provided by Operations

Operating requirements generated positive cash flow from operations of $1.2 million during the nine months September 30, 2014, versus positive cash flow from operations of $2.4 million for the same period 2013. The change in cash from operations is primarily the result of the increases in assets and reduction in billings in excess of cost from operating activities offset by the net income earned before non-cash expenses.

Significant factors that impacted the cash used in operations include increased receivables of approximately $1.3 million associated primarily with the timing of deliveries and related sales terms. Inventory increased $0.3 million associated with timing of customer orders and ongoing projects. Additionally, the cash flow from operations was impacted by an approximately $0.7 million increase in prepaid expenses associated largely with prepaid insurance premiums and consulting services fees. At the same time, costs in excess of billings decreased approximately $0.5 million associated with the progress on the related projects. Accounts payable increased approximately $0.9 million primarily due to the timing of goods receipts and the related terms. Accrued expenses increased $0.6 million related to, among other things, increases in accrued royalties, compensation and estimates for billings not yet received for inventory and services. Billings in excess of costs decreased $2.3 million during the period related to progress on gas segment projects.

During the first nine months of 2014 and 2013, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the nine months ended September 30, 2014 and 2013, respectively, the Company recorded a total of $1,516,579 and $410,916 for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided and as payment for royalties earned. The increase in 2014 as compared to 2013 is attributable to increases in stock compensation expense for stock issued to consultants for strategic consulting services regarding the testing and demonstration of the GasPT2 technology and an increase in options related expenses for options granted to employees and directors that expense over their associated vesting life.

As the Company focuses on technology development and product line additions during 2014, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the first three quarters of 2014 and 2013, CUI Global invested $840,274 and $836,892, respectively, in fixed assets. These investments typically include additions to equipment and software for engineering and research and development, tooling for manufacturing, furniture, regular computer equipment and software upgrades for office personnel, building and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2014 in support of its on-going business and continued development of product lines and technologies.

During the nine months ended September 30, 2014 and 2013, the Company invested $10,809,651 and $10,892,208, respectively, in short term investments classified as held to maturity. During the nine months ended September 30, 2014 and 2013, the Company had maturities of short term investments classified as held to maturity of $11,191,727 and $0, respectively. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Financing Activities

During the nine months ended September 30, 2014, the Company made payments of $95,500 toward capital lease obligations and $57,123 toward the mortgage note payable. During the same period in 2013, the Company received net proceeds after related expenses of $45,135,280 from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, and made payments of $459,448 against the line of credit, and $39,051 was paid against capital lease obligations.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During the nine months ended September 30, 2014 and 2013, $198,888 and $256,567, respectively, of interest payments were made in relation to the promissory notes issued to related party, IED, Inc. Also during the first nine months ended September 30, 2013, payments of $2,000,000 were made against the related party note payable.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at September 30, 2014 of $3,623,933 due, of which $79,739 is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at September 30, 2014, the Company had a $0 balance on its $4,000,000 two year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At September 30, 2014, the Company had cash and cash equivalents balances of $17,100,165 and short term investments held to maturity of $10,433,644. At September 30, 2014, the Company had $2,438,908 of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $138,032 at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC). At September 30, 2014 the Company held $202,092 in Japanese bank accounts and $5,722,462 in European bank accounts. At September 30 2014, CUI Global had $10,433,644 of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At September 30, 2014, the Company had $7,095,000 of investments in certificates of deposit which were covered under FDIC insured limits and investments covered under $500,000 of SIPC insured programs for investments.

At September 30, 2014, the Company has capital lease obligations of $122,547, of which $38,837 are current obligations.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the three and nine months ended September 30, 2014 an 2013:

	U.S. Dollars	British Pound Sterling (1)	Japenese Yen
Nine months ended September 30, 2014
Revenues	64%	35%	1%
Operating expenses	62%	37%	1%
Nine months ended September 30, 2013
Revenues	72%	26%	2%
Operating expenses	75%	24%	1%
Three months ended September 30, 2014
Revenues	59%	40%	1%
Operating expenses	63%	36%	1%
Three months ended September 30, 2013
Revenues	63%	35%	2%
Operating expenses	63%	36%	1%

1 On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited which was effective April 1, 2013.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes, that during the three and nine months ended September 30, 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The Company has trade receivable and revenues concentrations with large customers. Additionally, the Company has a large concentration of cash, trade receivables and revenues in the United Kingdom.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended September 30, 2014, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

•	During August 2014 6,435 shares of restricted common stock were issued to three directors as compensation for director service. These shares were expensed at a fair value of $47,683 as of the grant date.

•	During August 1,974 shares of restricted common stock were issued to a former director as a consultant for compensation under a consulting agreement to provide advisory services regarding corporate strategy provided in accordance with a consulting agreement. These shares were expensed at a fair value of $14,625 as of the grant date.
•	During August 2014, a consultant received 100,000 restricted common shares for strategic consulting services that were completed regarding the testing and demonstration of the GasPT technology in accordance with the terms of the consulting agreement. These shares were expensed at a fair value of $738,000.

Item 6. Exhibits

EXHIBITS

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.47[5]	April 20, 2009 exclusive Licensing Agreement with AnderMotion Technologies LLC to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.
10.43[5]	January 16, 2012 exclusive three-year distribution agreement with SOCRATE s.p.a for distribution of the GasPT2 technology for Italy and North Africa. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.44[5]	November 1, 2011 two year Manufacturing Agreement with Agilent Technologies Singapore International for the sale of product to Agilent. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.46[5]	April 1, 2009 exclusive world-wide Distribution Agreement with Digi-Key Corporation.
10.47[5]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.60[5]	May 15, 2008 Employment Agreement of Daniel N. Ford and Addendum “A” dated July 1, 2010.
10.61[5]	May 15, 2008 Employment Agreement of Matthew M. McKenzie and Addendum “A” dated July 1, 2010.
10.62[5]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.69[5]	October 28, 2011 Finder’s Fee Agreement with Test Products International, Inc. and James McKenzie, a related party.
10.73[7]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.

10.74[7]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.75(5)	May 15, 2013 Non-Exclusive Distributer Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A Confidential Treatment Order under the Securities Exchange Act of 1934 pertaining to redacted portions of this document has been granted by the Division of Corporation Finance under the Freedom of Information Act, 5 U.S.C. 552(b)(4).
10.76[7]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[7]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.78[8]	Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.
10.79[9]	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[9]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank.
10.81[10]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.82[12]	Addendum “G” to Employment Agreement of William J. Clough
10.83[12]	Addendum “C” to Employment Agreement of Daniel N. Ford.
10.84[12]	Addendum “C” to Employment Agreement of Matthew M. McKenzie.
14.1[11]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[12]	Whistleblower Policy
21.1[11]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
31.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
100[13]	XBRL-Related Documents.

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.

5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
7.	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 24, 2013.
9.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
10.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
11.	Incorporated by reference to our Report on Form 10-K/A filed with the Commission on May 14, 2014.
12.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on August 11, 2014.
13.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 10th day of November 2014.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

