Form 10-K
period 2014-12-31
CUI Global, Inc.
filed 2015-03-16
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2014), was approximately $134,839,597. Shares of common stock beneficially held by each officer and director as well as 5% holders as of December 31, 2014 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 16, 2015, the registrant had 20,780,395 shares of common stock outstanding and no shares of Preferred Stock outstanding.

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

CUI and CUI Japan define their product offering into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions which includes among other power products, the Novum Digital Power Modules and the Solus Power Topology. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

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

During 2014, CUI, Ericsson Power Modules and Murata announced the formation of the Architects of Modern Power (AMP) consortium. The goal of the AMP alliance is to realize the most technically advanced, end-to-end solutions and provide a complete ecosystem of hardware, software and support. Beyond purely mechanical specifications, it is the standardization of monitoring, control and communications functions, and the creation of common configuration files for plug-and-play interoperability that will ensure compatibility between each firms’ products.

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

Orbital is the largest natural gas systems integrator in the U.K. Orbital has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected specialist gas engineering companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Moreover, its proprietary VE® Technology enhances the capability and speed of our GasPT2 Technology.

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

By way of example, in the case of SNAM RETE, the Italian gas transmission company, there are 13 natural gas injection points for the SNAM RETE system. Those injection points will continue to use GC’s for monitoring. On the other hand, there are 2,500 customer access points, servicing 7,500 customers. Those would include city gates, large industrial users, power generation plants and others. All of those customer access ports would be applicable for the GasPT2 Technology.

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

In conjunction with the Orbital acquisition, we have moved the entire GasPT2 technology portfolio, along with the VE-Probe, into Orbital’s product division, Orbital Global Solutions (Orbital-GS).  Orbital-GS has successfully introduced the combined GasPT2 unit and VE-Probe to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device has now successfully undergone second phase testing with GE-Energy in October 2013.

In January 2012 the company entered into a five (5) year, exclusive distribution agreement for our GasPT2 technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. SOCRATE is the “vendor-of-choice” for SNAM RETE GAS (“SRG”) and was referred to the company by SRG.  SOCRATE continues to be involved in negotiations with SRG relative to both the 2010 Technical Upgrade of Metering Facilities and 2011/2012 New Capacity and Implementation Plan.  In conjunction with those two initiatives, SRG transmission system has concluded 11 months of in-field testing with six (6) GasPTi units. Additionally, Orbital has received fiscal certification from the highly respected European certification company, NMI-Certin.

Following the acquisition of Orbital and the transfer of gas operations to Orbital-GS, the company has entered into a series of thirty-eight (38) Distribution Agreements with internationally recognized entities in the natural gas industry.  These agreements are designed to supplement and enhance our previously announced and continuing agreements with EMC, MGlobal, BWG/Blue Flame and SOCRATE.

VE-Probe and VE-Technology

On July 30, 2013 our wholly owned subsidiary, Orbital Gas Systems, Ltd. acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd.  The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT2 and GasPTi natural gas metering systems.  The GasPT2 technology provides fast and accurate measurement of the physical properties of the natural gas mixture.  By combining the GasPT2 technology with the equally unique VE-Probe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

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

Research and Development Activities

Research and development costs for CUI Global were approximately $1.2 million and $900 thousand for the years ended December 31, 2014 and 2013, respectively.  Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally.  The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the GasPT2 and VE Probe technologies.  The Company expects that research and development expenses will continue during 2015 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2014, the Company, together with its consolidated subsidiaries, had two hundred full-time employees.  As of December 31, 2014, none of its employees is represented by a labor union.  The Company considers its relations with its employees to be good.  The Company plans to add additional staff as needed to handle all phases of its business.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement Concerning the International Registration of Marks and the Protocol Relating to the Madrid Agreement, administered by the World Intellectual Property Organization, which maintains the International Register, and, in several instances, direct trademark registration in foreign countries, we actively maintain up to date the following trademarks: CUI INC, CUI Europe, V-Infinity, AMT, Novum, CUI Global, Simple Digital, GasPT2, Solus, IRIS, Vergence and Orbital Gas Systems.

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

CUI is becoming more recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality.  As of December 31, 2014, our power and electro-mechanical segment accounted for approximately 64.01% of our revenues and our gas segment accounted for approximately 35.99% of our revenues.  We have added new products and technologies that will provide us the opportunity to compete outside of price and more on innovative technology and strategic partnerships.

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

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2014, we had a net loss of $2,801,278 and our accumulated deficit as of December 31, 2014 was $82,716,744. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, it may have to delay, reduce the scope of, or eliminate some or all of its growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2014, we had a net loss of $2,801,278. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

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

Our revenues depend on key customers and suppliers.

The Company’s major product lines in 2014 and 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.  During 2012 the company’s major product lines were power and electro-mechanical products.

During 2014, 52% of revenues were derived from three customers at 30%, 16% and 6%.  During 2013, 50% of revenues were derived from two customers at 33% and 17%.  During 2012, 51% of revenues were derived from two customers at 47% and 4%.

At December 31, 2014, of the gross trade accounts receivable totaling approximately $12.1 million, 38% was due from three customers: 16%, 13% and 9%.  At December 31, 2013, of the gross trade accounts receivable totaling approximately $9.3 million, 25% was due from one customer.  At December 31, 2012, 45% of the gross trade accounts receivable totaling approximately $5.1 million, was due from two customers:  37% and 8%.

During 2014, the Company had one supplier concentration of 11% related to inventory product received.

With the United Kingdom operations of Orbital Gas Systems, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 34% and 46%, respectively for the year ended December 31, 2014.

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

We define our product offerings into two categories: Power and Electro-Mechanical Segment (power supply units) that includes our Novum Digital Power and Solus Advanced Power and components including our AMT modular encoder and our Gas Segment which includes the GasPT2, VE Probe and IRIS among other gas related products. We are a relatively small company with limited capitalization in comparison to many of our international competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness in the specialty electronic component and solutions business that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our specialty component and solutions business from other companies many of whom have greater name recognition, more resources and broader product offerings than ours.

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

We continue our process of integrating recent acquisitions into our own business model and we expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technologies may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	implementation or remediation of controls, procedures and policies of the acquired company;
•	diversion of management time and focus from operating our business to acquisition integration challenges;
•	coordination of product, engineering and sales and marketing function s;
•	transition of operations, users and customers into our existing customs;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	retention of employees from the businesses we acquire;
•	integration of the acquired company’s accounting, management information, human resource and other administrative systems;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders, or other third parties;
•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•	failure to successfully further develop the acquired technologies; and
•	other as yet unknown risks that may impact our business.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions incur unanticipated liabilities and harm our business generally. For example, a majority of Orbital Gas Systems Limited’s revenues for each of its last two fiscal years has come from a few customers. If we fail to continue to do business with Orbital’s primary customers at substantially similar or greater levels than recent historical levels, our financial condition, results of operations and growth prospects would be significantly harmed.

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

As of December 31, 2014, the Company, together with its consolidated subsidiaries, had two hundred full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products including the GasPT2, VE, IRIS, Novum and Solus advanced power products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Historically, we limited our investment in operations, but in the future we expect our operations and marketing investments to increase substantially to support our anticipated growth and as a result of our listing on the NASDAQ Stock Market. We are making significant investments in using more professional services and expanding our operations outside the United States. We intend to make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect our increased investments to adversely affect operating income in the short term while providing long term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of distributors, customers and end-users.

We believe that we have not yet established sufficient market awareness in the electronic component market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through CUI, GasPT2, Orbital Gas Systems, IRIS, Novum, AMT, Solus and CUI Japan to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of distributors, customers and end-users. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, which we may not do successfully.

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

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, Orbital Gas Systems, Ltd., CUI, Inc. and CUI Japan as well as the development of our technologies, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

Risks Relating to Shareholder Rights

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to existing common shareholders and with the ability to adversely affect shareholder voting power and perpetuate their control over us.

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

Our charter documents and note outstanding to IED, Inc. may inhibit a takeover that shareholders consider favorable.

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

Risks Related to Our Recent Acquisition of Orbital Gas Systems

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $8.9 million associated with the acquisition of Orbital Gas Systems. We will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

We will be dependent upon the existing management team and key employees of Orbital for the foreseeable future. As of December 31, 2014, Orbital had approximately 120 employees, who are primarily focused on engineering, sales and manufacturing. Andrew Ridge continues to be primarily responsible for the day-to-day operations of Orbital since 2010 as Managing Director of Orbital. The company has further identified key directors who operate day-to-day activities of Orbital in order to provide: (1) an organized succession plan; and (2) the ability to allow Mr. Ridge to direct more of his attention to sales, marketing and technical issues.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

During September, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park.  The purchase price for this acquisition was $5,050,000 and was partially funded by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2.0% above LIBOR, payable over ten years.

Additionally, CUI Japan has leased space in Tokyo, Japan.

As an integrated part of the Orbital Gas Systems Limited acquisition, CUI Global, Inc. acquired the land and buildings owned by Orbital.  In addition to the land and buildings owned by Orbital, Orbital leases additional facilities for office and manufacturing space requirements.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol "CUI".  The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2014, the Company’s issued and outstanding shares consisted of 20,747,740 shares of common stock of which 19,889,889 shares are freely tradable without restriction or limitation under the Securities Act.  As of December 31, 2014, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock.

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

Use of Proceeds

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.  The Company completed the strategic acquisition of Orbital for 17 million British Pounds Sterling, approximately $26.2 million based on the actual exchange rate for British Pounds Sterling to U.S. dollars achieved on the date of funding April 18, 2013.

In May 2013, the Company paid to IED, Inc. $2,000,000 in principal, thereby reducing the balance of the note payable to $5,303,683. In conjunction with this payment, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date.

The balance of the net proceeds are intended to be used to fund working capital, short term investments, capital expenditures and other general corporate purposes.

Market Value

The Company’s Common Stock is traded on the NASDAQ Stock Market under the trading symbol "CUI".  The following table sets forth, the high and low bid prices of our Common Stock for the four quarters of 2013 and 2014 as reported by the National Quotation Bureau and reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter	High Bid	Low Bid
2013
First Quarter	$6.00	$4.80
Second Quarter	$6.15	$4.60
Third Quarter	$6.40	$5.00
Fourth Quarter	$6.45	$5.05
2014
First Quarter	$11.34	$6.26
Second Quarter	$10.43	$6.43
Third Quarter	$8.37	$6.04
Fourth Quarter	$8.64	$5.73

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 998,432 shares of common stock the Company is required to reserve for potential future issuances.

1.	998,432 common shares reserved for outstanding options issued under our Equity Compensation Plans

As of December 31, 2014, there were reserved for issuance an aggregate of 998,432 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

2.	1,525,862 common shares authorized for issuance under our Equity Compensation Plans

As of December 31, 2014, the Company has 1,525,862 common shares authorized and available for issuance under the Company option plans.

The approximate 857,851 shares of Common Stock held by existing shareholders as of December 31, 2014 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

Other than as described herein, as of the date of this report, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Employee Equity Incentive Plans

At December 31, 2014, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,917	$5.51	1,324,501
Equity compensation plans not approved by security holders	953,515	$6.38	201,361
	998,432	$6.34	1,525,862

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

The Company has outstanding at December 31, 2014, the following options issued under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested options, 28,800 options that vest over four years, 25% at year one and thereafter in equal monthly installments; and 19,800 options that fully vested one year after the date of grant. Of these 2009 grants, 71,196 remain outstanding and fully vested at December 31, 2014.

•	During 2010, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $9.00 per share as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equally monthly installments. Of these 2010 grants, 54,621 remain outstanding and fully vested at December 31, 2014.

•	During 2012 the Company granted under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $4.56 per share. as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 253,602 remain outstanding and fully vested and 139,959 are unvested at December 31, 2014.

•	During 2013 the Company issued under the 2009 Equity Incentive Plan (Executive) to three officers three hundred fifty thousand (350,000) options to purchase restricted common stock at $6.25 per share as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2014, 175,000 of these 2013 granted options are outstanding and fully vested and 175,000 are unvested.

•	During 2014 the Company issued under the 2009 Equity Incentive Plan (Executive) to each board member who is not an employee of the Company options to purchase ten thousand (10,000) shares of restricted common stock at a price of $6.92 per share that vest in twelve equal installments during 2014. The Company issued to two board members, who chose to receive a portion of their annual board compensation in the form of equity options to purchase forty two thousand eight hundred ninety (42,890) restricted shares of common stock at a price of $6.92 per share. The Company granted to each of the two newly elected directors, options to purchase seven thousand five hundred (7,500) restricted shares of common stock at a price of $8.15 per share that vest August 31, 2015. Of these 2014 options grants, 74,138 options are outstanding and fully vested and 10,000 are unvested at December 31, 2014.

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

On June 13, 2013, 4,578 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of grant was $24,813.

On December 27, 2013, 2,500 shares of common stock were issued to a consultant for services.  These shares were expensed at a fair value of $15,399 as of the date of grant.

Warrants and Options Issued During 2013

June 24, 2013 options to purchase 350,000 shares of restricted common stock at a price of $6.25 per share were granted to three officers under the 2009 Equity Incentive Plan (Executive) with the following assumptions: exercise price of $6.25 per share, volatility of 44%, risk-free interest rate of 0.73% and a term of 5 years.  These options vest: one third per year beginning at one year from the date of grant.

2014 Sales of Unregistered Securities

Common Stock Issued During 2014

During January, February, March, April and November 31,850 shares of common stock were issued to three employees, one officer and one former director through cashless option exercises. The Company received $0 for these issuances.

During February, March, August and December 131,365 shares of common stock were issued to four consultants, one of whom was a former board member, as consideration for services. These shares were expensed at a fair value $932,250.

During March and December, 4,555 shares of common stock were issued as a royalty to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of grant shares was $31,447.

On June 25, 2014, 5,624 shares of common stock were issued to an employee as a bonus.  These shares were expensed at a fair value of $50,000 as of the date of grant.

On August 31, 6,435 shares of common stock were issued to three directors as director compensation. These shares were expensed at a fair value of $47,684 as of the grant date.

On December 29, 1,248 shares of common stock were issued as 2014 fourth quarter board compensation to a board member. The shares were expensed at a fair value of $9,750 as of the grant date.

Options Issued During 2014

January 2 the Company issued as equity compensation under the 2009 Equity Incentive Plan (Executive) to each board member who is not an employee of the Company options to purchase ten thousand (10,000) shares of restricted common stock with the following assumptions: exercise price of $6.92 per share, volatility of 34%, risk-free interest rate of 1.72% and a term of 5 years.  These options vest: in twelve equal installments during 2014.

January 3 the Company issued under the 2009 Equity Incentive Plan (Executive) to two board members, who chose to receive a portion of their annual cash board compensation in the form of equity options to purchase forty two thousand eight hundred ninety (42,890) restricted shares of common stock with the following assumptions: exercise price of $6.92 per share, volatility of 34%, risk-free interest rate of 1.72% and a term of 5 years.  These options vested over six months during 2014.

August 31 the Company issued fully vested sign-on bonus option grants to each of two newly elected directors, to each purchase seven thousand five hundred (7,500) restricted shares of common stock at a price of $8.15 per share with the following assumptions: exercise price of $8.15 per share, volatility of 61%, risk-free interest rate of 1.63% and a term of 5 years.

Note:  Effective September 17, 2012, the Board of Directors passed a resolution eliminating and discontinuing all Series A and B Convertible Preferred and Series C Preferred stock.  As of December 31, 2014, no shares of Series A and Series B Convertible Preferred or Series C Preferred Stock are issued and outstanding.

Shares Eligible for Future Sale

As of December 31, 2014, we had outstanding 20,747,740 shares of Common Stock.  Of these shares, 19,889,889 shares are freely tradable without restriction or limitation under the Securities Act.

The 857,851 shares of Common Stock held by existing shareholders as of December 31, 2014 that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act.  The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this filing.  The selected consolidated balance sheet data as of December 31, 2012, 2011, and 2010 and the selected consolidated  statement of operations data for the years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements that are not presented in this filing.  The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data.  The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations from our consolidated financial statements.

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

For information regarding the Company’s acquisitions, see Note 4, ACQUISITION.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Statements of Operations Data:
Total revenues	$76,045,217	$60,651,665	$41,084,589	$38,938,326	$37,575,157
Cost of revenues	47,494,283	37,147,182	25,958,730	24,133,073	22,727,210
Selling, general and administrative, depreciation and amortization	30,258,823	22,509,313	15,970,536	13,347,853	11,991,976
Research and development	1,168,858	890,461	791,332	716,321	740,396
Bad debt	(39,187)	211,546	65,763	82,192	64,684
Impairment of assets (a)	32,355	-	278,428	-	3,524,141
Other income (expense)	(464)	165,800	76,502	14,979	(71,440)
Derivative expense (b)	(171,880)	(427,818)	-	-	-
Gain on sale of technology rights (c)	-	-	-	143,636	-
Impairment on note receivable (d)	-	(502,194)	-	-	-
Earnings from equity investment	49,418	24,766	59,623	41,472	78,074
Interest expense - amortization of debt offering costs and debt discount	-	(42,777)	(73,333)	(334,747)	(3,859,342)
Interest expense	(508,123)	(442,849)	(575,199)	(918,189)	(1,151,617)
(Loss) before taxes	(3,527,452)	(1,341,557)	(2,492,607)	(393,962)	(6,477,575)
Provision (benefit) for taxes	(726,174)	(398,444)	33,714	29,810	111,138
Consolidated (loss) from continuing operations	$(2,801,278)	$(943,113)	$(2,526,321)	$(423,772)	$(6,588,713)
Basic and diluted (loss) per common share	$(0.14)	$(0.05)	$(0.25)	$(0.06)	$(1.05)

	For the Years Ended December 31,
	2014	2013 (e)	2012 (e)	2011 (e)	2010 (e)
Selected Balance Sheet Data:
Cash and cash equivalents	$11,704,361	$16,575,508	$3,039,840	$176,775	$373,823
Short term investments	11,159,765	10,868,961	-	-	-
Total current assets (excluding held for sale)	43,125,964	44,683,646	13,228,556	8,117,628	8,489,646
Total assets (excluding held for sale)	93,053,873	99,159,591	36,723,461	31,978,491	32,687,566
Total current liabilities (excluding held for sale)	12,354,961	15,295,536	4,657,345	9,077,805	9,967,199
Total long term liabilities (excluding held for sale)	14,728,576	15,305,998	10,104,214	13,104,214	13,481,091
Total liabilities (excluding held for sale)	27,083,537	30,601,534	14,761,559	22,182,019	23,448,290
Stockholders' equity	65,970,336	68,558,057	21,961,902	9,796,472	9,498,589
Preferred shares outstanding	-	-	-	50,543	50,543
Common shares outstanding	20,747,740	20,566,663	10,883,280	7,314,513	7,136,523

(a)	During the year ended December 31, 2014, management determined that an impairment of $32,355 was necessary related to intangible, technology rights for a product line that was determined to have a shortened expected life. During the year ended December 31, 2012, management determined that an impairment of $278,428 related to intangible, trademark and trade name V-Infinity was necessary. During the year ended December 31, 2010, management determined impairments of $3,105,956 related to technology rights and $418,185 related to patents were necessary.
(b)	In October 2013, in conjunction with the financing of the purchase of the headquarters facility, the purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%. The Company recorded an expense in 2014 and 2013 of $171,880 and $427,818, respectively.

(c)	During the year ended December 31, 2011, in an effort to concentrate our business focus on our core product development and marketing, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $500,000 and recognized a gain on sale of technology rights of $143,636.
(d)	During 2013, it was determined that the note receivable related to the divestment of Comex Electronics had become impaired, at which time the Company recorded an impairment of $502,194.
(e)

Long term and total liabilities and stockholders’ equity have been revised to reflect an immaterial adjustment of deferred tax temporary differences and stockholders’ equity (see Summary of Significant Accounting Policies, Adjustment of Prior Period Balances and Note 15. Income Taxes).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2014 and notes thereto included in this document and our un-audited 10-Q filings for the first three quarters of 2014 and the notes thereto.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

CUI, Inc. and CUI Japan - Subsidiaries

CUI, Inc. is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan. Both CUI, Inc. and CUI Japan are providers of electro-mechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

Orbital Gas Systems, Ltd. - Subsidiaries

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.

Orbital is the largest natural gas systems integrator in the U.K. Orbital has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected specialist gas engineering companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Moreover, its proprietary VE® Technology enhances the capability and speed of our GasPT2 Technology.

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

Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value.  Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.  During the year ended December 31, 2014, management identified an indefinite lived intangible technology rights asset for which its expected life was reduced and an impairment of $32,355 was recorded. As of December 31, 2014, management has determined that no other impairment of goodwill or other long-lived assets exists. During the year ended December 31, 2013, management did record an impairment of $502,194 for the remaining balance of a note receivable from the divestment of Comex Electronics.

Stock-Based Compensation

The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”. FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates.  With regards to the January 2014 options grant, the Company determined expected volatility through the use of the volatility for the most recent twelve month period historical share prices for CUI Global best reflected the expected volatility for determining the fair value of our stock options due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility.  For the August 2014 options grant, the Company extended the volatility historical period to twenty months as the Company had remained consistent with regards to the aforementioned factors. The Company may continue to change its expected volatility factor to include a longer historical period, once the Company has remained consistent with regards to the aforementioned factors.

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

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns.  For one distributor that comprises 30% of revenue, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns.  For a different distributor arrangement that represents 4% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

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

Liquidity and Capital Resources

General

As of December 31, 2014, CUI Global held Cash and cash equivalents of $11,704,361 and investments of $11,159,765. Operations, other intangible assets, investments, and equipment, have been funded through cash on hand during the year ended December 31, 2014.

Cash Provided by Operations

Operating requirements generated negative cash flow from operations of approximately $3.1 million during the year ended December 31, 2014 and positive cash flow from operations of approximately $1.7 million during the year ended December 31, 2013, versus negative cash flow from operations of approximately $1.8 million for the same period 2012.

The 2014 change in cash used by operations is primarily the result of the increased net loss during the year ended December 31, 2014 of $2.8 million of which significant non-cash items impacted profitability. A significant portion of this increased net loss is associated with equity compensation issued in the form of stock and options grants to strategic consultants, employees and directors for performance as well as vesting of granted stock options totaling approximately $1.7 million, an increase of approximately $1.1 million as compared to the year ended December 31, 2013. Additionally, with the full year amortization of the acquisition related intangible assets acquired with Orbital Gas Systems in 2013, the amortization of intangible assets increased $0.9 million while the deferred income taxes benefit decreased $0.1 million. At the same time as these costs increased, the Company increased revenues $15.4 million and increased gross profits $5.0 million, which contributed to covering operating requirements. Of this increase, the Gas segment increased approximately $9.5 million related to having Orbital Gas Systems for the full year in 2014 as well as general sales growth for this segment. The Power and Electro-Mechanical segment increased revenues approximately $5.9 million related to continued market penetration through both new and existing customers, including growth within the distribution sales channels.

Further impacting the cash used in operations in 2014 was the significant increase in trade accounts receivables of approximately $3.3 million associated primarily with the increased fourth quarter revenues and the related sales terms on those deliveries. During 2014, the Company experienced a decrease of approximately $0.6 million to costs in excess of billings associated with progress on the related projects, increased prepaid expenses of $1.0 million associated primarily with prepaid royalties increases of $0.4 million and increased prepaid taxes of $0.4 million. Unearned revenue increased $0.5 million associated with the timing of related customer orders and the terms granted. Billings in excess decreased $2.9 million during the year related to progress on gas segment projects.

The 2013 change in cash provided by operations is primarily the result of the net loss during the year ended December 31, 2013 of $0.9 million of which significant non-cash items impacted profitability. Exclusive of those non-cash items, the net result for the year ended December 31, 2013 was positive approximately $3.3 million. The improvement in the net loss, during the year ended December 31, 2013 as compared with 2012 is associated with the increase in revenues and related gross profits, both from the addition of Orbital Gas Systems Limited in April 2013 which contributed approximately $17.5 million of revenues during the last three quarters of 2013 and the growth in the Power and Electro-Mechanical segment of CUI, Inc. and CUI Japan which had increased revenues over the prior year of approximately $2.1 million. The increase in revenues through the Power and Electro-Mechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, Solus and GasPT2, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital Gas Systems as well as the overall growth in expenses of the business in relation to the growth in revenues.

Additionally in 2013, a factor that impacted the cash provided by operations include decreased receivables of approximately $1.6 million associated primarily with CUI Inc. and CUI Japan associated with the timing of deliveries and related sales terms. Additionally, the cash flow from operations was impacted by an approximately $1.7 million increase in inventory which is primarily a function of product held for scheduled customer orders. An increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the GasPT2 products and prepaid insurance premiums. Further, a payment of $1.8 million was issued toward an accrued obligation for services provided to Orbital. The decrease in accrued taxes payable is primarily associated with payment of value-add-tax in the UK of $0.8 million. Unearned revenue and billings in excess of costs increased during the period, these are associated with several customer prepayments and deferred revenues including on certain power and electro-mechanical product sales through distribution.

The negative cash flow from operations during the year ended December 31, 2012 is primarily the result of a larger net loss attributable to CUI Global, Inc. in 2012 of $2.5 million which included increased sales related travel for CUI, Inc. to manage third party sales representatives, reach new customers, maintain existing customers, and promote new product lines including Novum and Solus, professional fees expenses related to engineering support, testing fees and travel expenses related to the GasPT2 product as the Company increased the GasPT2 exposure to customers in North America, parts of Europe and elsewhere, increased expenses associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increased advertising costs for company products, increased commissions to third party sales representatives related to the increase in sales, increased expenses associated with the growth in operations at CUI Japan, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues.  Additional factors that impacted the cash from operations in 2012 include increases in trade accounts receivable and inventory of $1.3 million and $1.3 million, respectively. The increase in trade accounts receivable is largely attributed to the increased revenues in the fourth quarter of 2012 of $11.9 million. The increase in inventory is primarily related to the inventory on hand associated with the increased back log of customer orders at December 31, 2012 of $14.1 million and increased inventory of GasPT2 units on hand at year end to prevent potential shortages for future customer orders associated with manufacturing and calibration lead times.

During 2014, 2013 and 2012, the Company used stock and warrants as a form of payment to certain vendors, consultants, licensors and employees.  For 2014, 2013 and 2012, respectively, the Company issued a total of $1.7 million, $0.5 million and $1.2 million for compensation, services and royalties expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided.  The increase in 2014 as compared to 2013 is primarily attributable to $0.8 million of stock compensation issued to consultants for strategic consulting services regarding the testing and demonstration of the Gas segment technologies and related strategic customer relations. Additional increases in equity compensation are related primarily to the equity compensation expenses associated with director and employee stock grants for performance and vesting expenses associated with options grants. The decrease in 2013 as compared to 2012 is attributable to decreases in stock compensation expense for stock issued to consultants for strategic investor marketing services and employee stock compensation, offset by an increase in stock compensation expense for stock issued to a consultant for engineering and customer services provided and an increase in options related expenses for options granted to employees that expense over their associated vesting life.  The increase in 2012 is attributable to increased stock compensation expense for stock issued to consultants for strategic investor marketing services, employee stock compensation and options expenses.

During 2014, CUI Global recorded two significant non-cash entries, $0.2 million for unrealized loss on derivative and $0.7 million deferred income taxes benefit. During 2013, CUI Global recorded three significant non-cash entries - $0.4 million for derivative expense, $0.8 million deferred income taxes benefit, and $0.5 million impairment of note receivable. During 2012, the Company recorded two significant non-cash entries - $0.1 million of non-cash interest expense, including amortization of debt offering costs and $0.3 million for the impairment of intangible, trademark and trade name V-Infinity.  The intangible, trademark and trade name V-Infinity was determined to have a finite life and an impaired value during 2012.  As a result of this evaluation and the impairment, management determined the trademark and trade name V-Infinity no longer has an indefinite life, and will instead be amortized over the estimated remaining useful life of 5 years.

As the Company focuses on technology development and product line additions during 2015, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the years ended 2014, 2013 and 2012, CUI Global invested $1.2 million, $2.5 milllion and $0.7 million, respectively, in fixed assets.  These investments typically include additions to equipment and software for engineering and research and development, tooling for manufacturing, furniture, regular computer equipment and software upgrades for office personnel, facilities improvements and other fixed assets as needed for operations.  The 2013 investments in property and equipment included the down payment toward the September 2013 acquisition of the headquarters facility, which is discussed below in Investing Activities – related party activity.  The Company anticipates further investment in fixed assets during 2015 in support of its on-going business and continued development of product lines and technologies.

CUI Global invested $3,667, $414,700 and $80,343 in other intangible assets during 2014, 2013 and 2012, respectively.  The 2014 investment of $3,667 is associated with the new AMP group website. $412,200 of the 2013 investments are related to the July 2013 acquisition of the exclusive worldwide intellectual property license to the VE probe technology, including both pipeline sampling and thermowell applications. The licenses terms include ongoing minimum royalties during the term of the exclusive agreement.  The 2012 investments were related to the new CUI, Inc. website.  The Company’s websites are utilized to communicate with our investors, customers, vendors and other stakeholders.  The Company expects its investment in other intangible assets may continue throughout 2015.

During 2014, 2013 and 2012, CUI Global had proceeds from notes receivable of $0, $33,451, and $46,808, respectively.

The Company invested $12,766,667 in short term investments classified as held to maturity and received $12,400,744 from maturities of these investments during the year ended December 31, 2014. The Company invested $15,390,437 in short term investments classified as held to maturity and received $4,498,744 from maturities of these investments during the year ended December 31, 2013. These investments included money market securities, certificates of deposit, commercial paper and corporate notes.  There were no funds invested in short term investments classified as held to maturity during the year ended December 31, 2012. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations.  This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (“£”), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013. The purchase price was $26,205,500, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17,709,507. As a result of the acquisition of Orbital, CUI Global at December 31, 2014 had Goodwill of $8,866,411, intangible, customer lists $7,234,806, intangible, order backlog $3,460,530, intangible, technology-based asset know how $2,930,888, intangible, technology based asset software $635,259 and intangible, trade name $1,860,734.

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

During the year ended December 31, 2014, the Company issued payments of $0.1 million against capital leases of motor vehicles and equipment and $0.1 million against the mortgage note payable.

During the year ended December 31, 2013, the Company received net proceeds after related expenses of $45.1 million from the registered offering sale of 9,660,000 shares of common stock at $5.00 per share, made payments of $459,448 against the line of credit, $2.0 million of payments were made against the related party note payable, $12,694 of payments against the mortgage note payable and payments of $68,050 were made against capital leases of motor vehicles and equipment at Orbital. For further discussion of the proceeds from the sale of common stock in 2013, see Note 12. STOCKHOLDERS’ EQUITY.

During the year ended December 31, 2012, the Company received proceeds of $13.5 million from the sales of common stock, net of offering costs and the exercise of warrants, $1.1 million of payments were made against the demand notes payable, $4.0 million of payments were made against the term note with the Business Credit division of Wells Fargo Capital Finance, Wells Fargo Bank, N.A., $3.0 million was paid against the principal balance of the IED related party note payable associated with the acquisition of CUI, Inc., and $35,000 was utilized to repay a related party convertible note payable owed to an officer of the Company.  For further discussion of the proceeds from the sale of common stock in 2012, see Note 12. STOCKHOLDERS’ EQUITY.

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

During 2014, 2013 and 2012, $265,184, $2,322,863 and $3,468,221, respectively in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2013 payment utilized $2,000,000 from the equity sale proceeds for the repayment of principal.  In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.  The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal.

Please see Note 13. Related Party Transactions and Note 9. Notes Payable for further discussion of these transactions.

Recap of Liquidity and Capital Resources

During the year ended December 31, 2014, the Company continued to improve its financial strength. Despite an increased net loss for the year, much of which was comprised of non-cash expenses such as amortization of intangibles related to the Orbital Gas Systems acquisition in 2013 and stock compensation provided to consultants, directors and employees.

The Wells Fargo mortgage promissory note has a balance at December 31, 2014 of $3,604,242 due, of which $80,746 is the current portion.  The Wells Fargo promissory note has an interest rate of 2% above LIBOR, payable over ten years, secured by a deed of trust on the purchased property executed by CUI Properties, LLC and guaranteed by CUI Global, Inc.  In conjunction with the purchase and promissory note, Wells Fargo and the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 that effectively maximizes the annual interest rate at 6.27%.  As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank.

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars, ($4,000,000). The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. This revolving LOC effectively satisfies in full and terminates the earlier LOC the Company had with Wells Fargo Bank.

As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.  At December 31, 2014, there was no balance outstanding on the line of credit.

At December 31, 2014, the Company had cash and cash equivalents balances of $11,704,361 and short term investments held to maturity of $11,159,765.  At December 31, 2014 and 2013, the Company had $2,090,952 and $2,964,871, respectively, of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $132,022 and $137,156, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC).  At December 31, 2014 and 2013, the Company held $64,411 and $108,747, respectively, in Japanese foreign bank accounts and $2,531,689 and $6,984,417, respectively, in European foreign bank accounts.  At December 31, 2014 and 2013, the Company had $6,845,000 and $9,750,000, respectively, of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

The following tables present our contractual obligations as of December 31, 2014:

Capital Lease Obligations
	2015	2016	2017	2018	2019	Thereafter	Total
Minimum lease payments	$32,723	$43,339	$30,732	$-	$-	$-	$106,794

Operating lease obligations
	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases:	$219,993	$66,878	$9,108	$-	$-	$-	$295,979

Notes payable and working capital line of credit obligations
	2015	2016	2017	2018	2019	Thereafter	Total
Notes payable Maturities:	$80,746	$84,874	$89,218	$93,780	$98,574	$8,460,733	$8,907,925

As of December 31, 2014 the Company had an accumulated deficit of $82,716,744.

The Company believes its operations and existing financing structure, including cash and cash equivalents and short term investments held to maturity, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.

The Company expects the revenues from CUI, Inc., CUI Japan and Orbital Gas Systems to help cover operating and other expenses for the next twelve months of operations. Additionally, in March 2015, the Company acquired the assets of Tectrol, Inc. which will be included in the operations of the power and electro-mechanical segment and will further contribute revenues to help cover operating and other expenses for the next twelve months of operations. If revenues and the funds raised in 2012 and in April 2013 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had no off-balance sheet arrangements.

Results of Operations

The accompanying financial statements reflect the operations of the Company for the fiscal years ended December 31, 2014, 2013 and 2012.

Revenue

During the years ended 2014, 2013 and 2012, total revenues were $76,045,217, $60,651,665, and $41,084,589.

The increase in revenues during 2014 is attributable to the full year operations of Orbital Gas Systems Limited which was acquired in April 2013 (Gas segment) and accounts for approximately $9.5 million of the sales increase resulting from sales improvement during the second through fourth quarter periods and owning Orbital for the first quarter of 2014, in addition to increases through the Power and Electro-Mechanical segment of approximately $5.9 million which is the result of continued product introductions, sales and marketing efforts, further expansion through the distribution sales channel, and the increased back log of CUI orders on hand at December 31, 2013.

The customer orders related to the Power and Electro-Mechanical segment (CUI, Inc. and CUI Japan) are associated with continued product introductions, continued sales and marketing programs, new customer engagements, continued growth within the distribution network of CUI products, and the strengthening within the electronic components industry.

The Power and Electro-Mechanical segment held a backlog of customer orders of approximately $12.5 million as of December 31, 2014 as compared to a backlog of customer orders of approximately $13.4 million as of December 31, 2013 and $11.7 million at December 31, 2012. This decrease is reasonable given the overall growth within the Power and Electro-Mechanical segment. At December 31, 2014, Orbital Gas Systems Limited held a backlog of customer orders of approximately $15.9 million as compared to a backlog of customer orders of approximately $25.0 million as of December 31, 2013. The decrease in Orbital backlog is associated with several items, including the increase of approximately $3.3 million for the third and fourth quarter revenues of 2014 in comparison to 2013, and approximately $1.0 million change related to the changes in the Sterling Pound versus US Dollar exchange rate. Additionally, Orbital is still being affected by the restructuring of the UK operations of its largest customer related to the “Revenue = Incentives + Innovation + Outputs” (RIIO) program and other transformation related initiatives, which have significantly impacted that customer’s ability to place large contract orders.

CUI, Inc. introduced 937 new products during the year ended 2014. The continued product expansion and moving smaller sales through the distribution channel is expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and continued product introductions in efforts to have CUI products designed into new projects.

The increase in revenues during 2013 is attributable to the acquisition of Orbital Gas Systems Limited in April 2013 (Gas segment) which accounts for approximately $17.5 million of the increase, in addition to increases through the Power and Electro-Mechanical segment of approximately $2.1 million which is the result of continued product introductions during 2013 and 2012, sales and marketing efforts, the addition of Future Electronics as a distribution channel following the global distribution agreement between CUI and Future Electronics that began in January 2013, and the increased back log of CUI orders on hand at December 31, 2013. CUI introduced 808 new products during the year ended 2013.

The growth in 2012 is primarily due to management’s decision to continue to push smaller sales through the distribution sales channel and focus on larger value direct sales through the Power and Electro-Mechanical segment as well as the continued expansion of CUI’s product offering and further penetration in the Japanese market through CUI Japan. This change resulted in a 4.7% decrease in the total number of customer sales orders processed, while total revenues increased approximately $2.1 million, or 5.5% during 2012. CUI introduced 207 new products within the Power and Electro-Mechanical segment during the year ended 2012.

Cost of Revenue

The cost of revenue for the years ended December 31, 2014, 2013 and 2012 were $47,494,283, $37,147,182 and $25,958,730, respectively. The significant increase during 2014 compared to the prior year is primarily the result of the increase in sales in both the Power and Electro-Mechanical Segment and the Gas Segment which included the operations of Orbital during the first quarter of 2014. The significant increase during 2013 compared to the prior year is primarily the result of the acquisition of Orbital Gas Systems Limited in April 2013 which accounts for $10,610,576 of the increase while the remainder is representative of the growth in revenues through CUI Inc. and CUI Japan. The significant increase during 2012 is primarily the result of the overall growth in sales. As a percentage of revenues, the cost of revenue remained generally consistent at 62.46% for 2014 compared with 61.25% and 63.18% in 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

SG&A expenses increased to approximately $26.1 million for the year ended December 31, 2014 from $19.5 million for the same period during 2013 and $15.5 million during 2012. The 2014 increase of approximately $6.6 million from 2013 is primarily the result of having Orbital Gas Systems included for the first quarter of 2014 SG&A activities of Orbital which accounted for approximately $2.0 million of the increase, stock compensation expense of $1.7 million representing an increase of $1.1 million from 2013 related to stock issuances and vesting expense of options related to consultants for strategic services including customer marketing and investor relations, to directors and employees for services, as well as the overall increase in operations throughout the organization associated with increased revenues of approximately $15.4 million including continued investment in reaching new customers and markets and continuing existing customer relationships.

The SG&A expenses increased $4.0 million between 2013 and 2012, primarily in relation to the acquisition of Orbital Gas Systems Limited in April 2013 and its ongoing operations which accounts for $4.4 million of the increase in addition to a decrease of $0.6 million in expenses for stock issuances and options expense related to employee compensation and issuances to consultants for strategic investor marketing services, engineering and sales services.

The SG&A increase of approximately $2.9 million in 2012 is primarily in relation to an increase of $0.6 million of stock compensation expense for issuances to consultants related to strategic investor marketing services, an increase of approximately $0.4 million for investor relations related expenses including travel, supplies, conferences, meetings and cash expenses for strategic investor marketing services, an approximately $0.4 million increase in sales related travel for CUI, Inc. related sales activity to manage third party sales representatives, reach new customers, maintain existing customers and promote new product lines including Novum and Solus, an approximately $0.3 million increase for stock compensation expenses for issuances to officers and employees as bonuses for achieving corporate goals, an approximately $0.2 million increase in expenses associated with professional fees related to engineering support, testing fees and travel expenses related to the GasPT2 product as the Company increased the GasPT2 exposure to customers in North America, parts of Europe and elsewhere, $0.1 million increase in costs associated with being a public company such as filing services and fees, professional fees, and listing fees among others, increased costs associated with an increase in advertising for company products of approximately $35 thousand, increased commissions to third party sales representatives related to the increase in sales, growth in operations at CUI Japan associated with the increase in its revenues, operating costs associated with the newer technologies Novum and Solus and the overall growth of the business in relation to revenues.

The total dollar amount of SG&A as a percentage of total revenue for the years ended December 31, 2014, 2013 and 2012 was 34.27%, 32.15% and 37.71% respectively.

The Company anticipates the amount of its sales and marketing expenditures and general and administrative expenses will further increase in 2015 as the Company continues to grow and as it opens its North American branch of its Gas Segment operations. Additional factors regarding the anticipated increase in SG&A expenditures for 2015 include costs associated with the continued efforts to increase revenues, further expand distribution sales for the CUI Inc. product lines, continued work to penetrate the market with its newer product lines including GasPT2, VE, IRIS, Novum and Solus as well as seeks to continue to further its technology offerings.

Depreciation and Amortization

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets. During the years ended December 31, 2014, 2013 and 2012, the depreciation and amortization expenses were approximately $4.4 million, $3.3 million and $0.7 million, respectively. The large increase in the depreciation and amortization expense between 2014 and 2013 is primarily the result of the increased amortization expense of $0.9 million associated with the identifiable intangible assets that were acquired during the second quarter of 2013 with Orbital Gas Systems Limited and amortize over their estimated useful lives, as well as the full years depreciation expense for tangible depreciating fixed assets at Orbital and the full years depreciation of the CUI Global headquarters building acquired in September 2013. The large increase in the depreciation and amortization expense between 2013 and 2012 is primarily the result of the amortization expense of $2.2 million associated with the identifiable intangible assets that were acquired with Orbital Gas Systems in April 2013 and amortized over their useful lives, as well as the addition of depreciation expense for tangible depreciating fixed assets at Orbital.

Research and Development

The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs and the Solus Topology, AMT Capacitive Encoders and towards the development of the GasPT2 and VE technologies. Research and development costs were approximately $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects that 2015 research and development expenses will be consistent with 2014 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were approximately $32 thousand, $0 and $0.3 million of impairment expenses recorded by the Company in 2014, 2013 and 2012, respectively.

Bad Debt

Bad debt in 2014 resulted in a benefit of approximately $39 thousand as compared to expenses in 2013 and 2012 of approximately $212 thousand and $66 thousand, respectively. The change in bad debt during 2014 is relates to miscellaneous customer receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the CUI Global has determined the balance to be uncollectible as well as improvements in the general allowance for doubtful collections related to ending receivables balances, aging, and historical considerations of bad debt experience among others. Bad debt expenses in 2014, 2013 and 2012 represents less than ½% of total revenues and relates to miscellaneous receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income

During the years ended 2014, 2013 and 2012, the Company had other income of approximately $0.3 million, $0.2 million, and $0.1 million, respectively. Other income for the year ended December 31, 2014, consisted of $145 thousand of interest income, $103 thousand of foreign exchange gain, $33 thousand of other miscellaneous income. Other income for the year ended December 31, 2013, consisted of approximately $115 thousand of interest income, $96 thousand of foreign exchange gain, $25 thousand of other miscellaneous income. Other income for the year ended December 31, 2012, consisted of $49 thousand of foreign exchange gain, $31 thousand of interest income, $15 thousand of other miscellaneous income.

Impairment on note receivable

The impairment on note receivable during 2013 is related to fully reserving against the July 1, 2011 note receivable from Comex Electronics and its owners following notification that the primary owner had passed away in December 2013 and the Company intended to seek bankruptcy protection under Japanese law.  CUI Global continues its pursuit of recovery options regarding the amounts owed by Comex Electronics and its owners, however, as of December 31, 2014 recovery is unlikely and the full balance has been written off.

Investment Income

The Company recognized investment income on equity investment in an affiliate of approximately $49 thousand, $25 thousand and $60 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Financing Fees

During 2014, the Company did not incur financing fees. During 2013, the Company incurred financing fees associated with the equity raises of approximately $3.2 million. During 2012, the Company incurred approximately $1.6 million of financing fees. These fees were offset against Additional Paid in Capital in relation to the equity proceeds.

Change in Value of Warranty Liability

During 2014, the Company reduced its warranty liability to $0 based upon estimates of future warranty costs associated with 2014 sales. During 2013, following the acquisition of Orbital Gas Systems, the Company reported a warranty liability of approximately $0.2 million which is included in accrued expenses on the balance sheet. For the year ended 2012, there was no warranty liability.

Non-cash Interest Expense

The Company recorded expenses of approximately $0, $43 thousand and $73 thousand during 2014, 2013 and 2012, respectively, for non-cash interest expenses, including amortization of debt offering costs. The decrease in this expense during 2014 and 2013 is primarily associated with the completion in 2012 of the amortization of the discounts on debt related to the CUI Inc. acquisition in 2008 and the completion in 2013 of the amortization of the debt offering costs associated with Wells Fargo related debts.

Interest Expense

The Company incurred $0.5 million, $0.4 million and $0.6 million of interest expense during 2014, 2013 and 2012, respectively. Interest expense is for interest on the secured and unsecured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans. The increases in 2014 is the result of the full years interest related to the promissory note payable to Wells Fargo Bank, N.A. for the financing of the purchase of the headquarters facility in Oregon which is discussed further in Item 2. Properties. The decreases in 2013 and 2012 are the result of reductions in debts during both 2013 and 2012 through utilizing the proceeds from the sales of equity, offset somewhat during Q4 2013, due to interest on the promissory note for the headquarters acquisition in September 2013.

Provision (benefit) for taxes

A net benefit of $0.7 million was recorded to the income tax provision for the year ended December 31, 2014 resulting in an effective tax rate of 20.59% for the year.   Our income tax benefit and effective tax rate were $0.4 million and 29.70%, respectively for the same period in 2013.  The income tax benefit in 2014 and 2013 relates primarily to our foreign operations partially offset by state minimum taxes as all other USA tax benefits are reduced by a full valuation allowance.  Our income tax expense and effective tax rate were $0.0 million and 1.35%, respectively for the same period in 2012.  The income tax provision for 2012 relates primarily to state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2014 and 2013 as it is not more likely than not that we will realize a benefit from these assets in a future period.  As of December 31, 2014, we have federal and state net operating loss carry forwards of approximately $44.6 million and $44.7 million, respectively, which will expire between 2018 and 2034.

Consolidated Net Loss

The Company had a net loss of $2.8 million for the year ended December 31, 2014 as compared to net losses of approximately $0.9 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively.

The loss in 2014 is largely attributable to several significant non-cash items that impacted profitability. A significant portion of the increase in non-cash related expense is the equity compensation issued in the form of stock and options grants to strategic consultants, employees and directors for performance as well as vesting of granted stock options totaling approximately $1.7 million, an increase of approximately $1.1 million as compared to the year ended December 31, 2013. Additionally, with the full year amortization of the acquisition related intangible assets acquired with Orbital Gas Systems in 2013, the amortization of intangible assets increased $0.9 million while the deferred income taxes benefit decreased $0.1 million. At the same time as these costs increased, the Company increased revenues $15.4 million, while the gross profit margin decreased slightly to 37.54% from 38.75% which helped to offset these increased costs. Of this increase, the Gas segment increased approximately $9.5 million related to having Orbital Gas Systems for the full year in 2014 as well as general sales growth for this segment. The Power and Electro-Mechanical segment increased revenues approximately $5.9 million related to continued market penetration through both new and existing customers, including growth within the distribution sales channels.

The loss in 2013 is largely attributable to the non-cash amortization expense associated with intangible assets acquired with the April 2013 acquisition of Orbital Gas Systems. Total amortization of intangible assets during 2013 was approximately $2.5 million as compared to approximately $150 thousand in 2012. Additionally, the Company recognized bad debt expense of $0.2 million for miscellaneous customer receivables for which collection is uncertain and $0.5 million for the impairment of note receivable relative to the remaining balance of the note receivable for the divestment of CUI Global’s 49% interest in Comex in 2011. Exclusive of those items, the Company showed significant improvement as compared to 2012 which is the result of the increase in revenues through CUI Inc. and CUI Japan of approximately $2.1 million as well as the acquisition of Orbital Gas Systems in April 2013 which contributed approximately $17.5 million to revenues during the year ended December 31, 2013. The company improved its gross profit margin during 2013 to 38.75% from 36.82% in 2012 and significantly improved its selling, general and administrative expenses as a percentage of total revenue from 37.71% in 2012 to 32.15% in 2013. Additionally, with the acquisition of Orbital Gas Systems Limited, the Company experienced an increase in income tax related expenses primarily related to the United Kingdom as the amortization of intangibles expenses are not allowed under U.K. tax rules.

The loss in 2012, was primarily the result of increased total revenues of approximately $2.1 million, offset by increases in cost of revenues of approximately $1.6 and increased selling, general and administrative expenses of approximately $2.9.

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2014, 2013 and 2012, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. This ASU had no impact on the Company’s consolidated financial statements or financial statement disclosures.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for annual periods and interim period within those annual periods beginning after December 15, 2015, early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-12 on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended December 31, 2014 and December 31, 2013:

	U.S. Dollars	British Pound Sterling[1]	Japanese Yen
Fiscal year ended December 31, 2014
Revenues	63%	36%	1%
Operating expenses	61%	38%	1%
Fiscal year ended December 31, 2013
Revenues	69%	29%	2%
Operating expenses	71%	28%	1%

1 On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited which was effective April 1, 2013.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes, that during fiscal ended December 31, 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The Company has trade receivable and revenues concentrations with large customers, which include a large concentration of trade receivables and revenues in the United Kingdom.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and the report of Perkins & Company, P.C. and the report of Liggett, Vogt & Webb, P.A., are attached hereto and incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 2, 2014, the CUI Global terminated its relationship with the Independent Registered Accounting Firm Liggett, Vogt and Webb, P.A. (“LVW”). The Company had no disagreements with LVW as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the time in which LVW served the Company.

The Company has had no disagreements with Perkins & Company, P. C. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. This result is due to a material weakness in our internal control over financial reporting related to the review of contracts that fall outside of standard terms and conditions for proper revenue recognition at our subsidiary Orbital Gas Systems Limited.

Management's Annual Report on Internal Control over Financial Reporting

Management of CUI Global, Inc. is responsible for establishing and maintaining effective internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles (U.S. GAAP).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Because of such inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  After conducting the assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective as a result of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weakness in our internal control over financial reporting:

-

The Company had implemented a control at our subsidiary, Orbital Gas Systems Limited, in the fourth quarter of 2014 that was designed to ensure all contracts outside of standard terms and conditions were being reviewed by qualified personnel for proper revenue recognition treatment under US GAAP, however, contracts prior to the implementation were not covered by this control. Accordingly, the control was not designed and operating effectively at December 31, 2014 to prevent a material misstatement of the consolidated financial statements.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Perkins & Company, P.C., the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Perkins & Company, P.C.’s report on the Company’s internal control over financial reporting and the consolidated financial statements appears in this Annual Report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, Management took specific steps to address the material weaknesses described in the 10-K/A for the year ended December 31, 2013. These measures include the implementation of the overall internal control over financial reporting procedures at Orbital Gas Systems Limited, the implementation of appropriate controls and procedures around percentage of completion revenue recognition, removal of “Super User” accounting system access rights by CFO, segregation of authorities over cash account access and rights therein, improvements made toward revenue recognition related to distribution agreements, implementation of new internal controls and procedures to strengthen our internal controls over financial reporting specifically with regard to acquisition accounting requirements for purchase price allocation of deferred tax liabilities. There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to December 31, 2014, management has already implemented additional procedures to ensure any outstanding contracts existing prior to the contract review control implementation are properly reviewed and expects the material weakness to be fully resolved during the first quarter of 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CUI Global, Inc.

Tualatin, Oregon

We have audited CUI Global Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (US GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls at its subsidiary, Orbital Gas Systems Limited, to ensure all contracts outside of standard terms and conditions were being reviewed by qualified Company personnel for proper revenue recognition treatment under US GAAP has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, on those consolidated financial statements.

In our opinion, CUI Global, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CUI Global, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 16, 2015

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the Board of Directors, but to be no less than one. The Board of Directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2014, we have seven directors, five of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market. One of our directors resigned effective February 5, 2014 and one of our directors resigned effective January 8, 2015.

The Board of Directors has four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.CUIGlobal.com. No incumbent director attended, either in person or electronically, fewer than 100% of the total number of meetings held by the committees on which such director served.

The following are officers and directors of the Company with their ages as of December 31, 2014, and a list of the members of our four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee.

William J. Clough, Esq., President/Chief Executive Offıcer, Director and Interim Chairman and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd., age 63 (Seat 1)

Mr. Clough was elected at the 2006 Annual Meeting of Shareholders to serve a two year term on the Board of Directors. Mr. Clough continues to serve on the Board of Directors and was reelected at the 2014 Annual Meeting of Shareholders to serve a one year term.

Mr. Clough was appointed President and Chief Executive Officer of CUI Global, Inc. September 13, 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Effective May 16, 2008, CUI Global, Inc. formed a wholly owned subsidiary, Waytronx Holdings, Inc., to acquire the assets of CUI, Inc. Along with this acquisition Mr. Clough was appointed Chief Executive Officer of Waytronx Holdings, Inc. (now renamed to CUI, Inc.). Mr. Clough was a police officer for 16 years, working at the local, state and federal levels as a Federal Air Marshall in Southern Europe and the Middle East, in 1985 and 1986. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

During late 2011 into early 2012, along with Company CFO, Daniel Ford, Mr. Clough led the efforts to complete a successful equity raise; coupled with a re-structuring of the Company’s Capital Structure and up-listing the Company to the NASDAQ Capital Market in February 2012. In 2013, along with Company CFO, Daniel Ford, Mr. Clough led the efforts to complete a successful equity raise and the acquisition of Orbital Gas Systems Limited.

Thomas A. Price, Director, age 71 (Seat 2)

Mr. Price was elected to serve as a director at the 2008 Annual Meeting of Shareholders and continues to serve on the Board of Directors and was reelected at the 2014 Annual Meeting of Shareholders to serve a one year term.

Mr. Price has nearly 50 years of business and operational management experience.  He was the founder of Tom Price Dealership Group and later a co-founder of FirstAmerica Automotive, a leading auto dealership group with 29 franchises throughout California.  Mr. Price developed a multi-brand San Francisco Auto Repair Center in the late 1990’s and a conference facility in Larkspur, California in 2003 where he also stores and displays his extensive collection of vintage automobiles.  Currently, Mr. Price is the co-owner of 14 auto dealerships in ten locations in Northern California.  He was Chairman of the Lexus National Dealer Advisory Board and charter member of the J.D. Power Dealer Roundtable.  The Price Family Dealerships are major sponsors of SchoolsRule in Marin County, Marin Breast Cancer Foundation, Dedication to Special Education, CASA/Advocates for Children, and the Golden Gate Shootout.

Matthew M. McKenzie, President/Chief Operational Officer of CUI, Inc., Chief Operating Officer, Corporate Secretary of CUI Global, Inc. and Director, age 34 (Seat 3)

Matt McKenzie has continuously served on the Board of Directors since the 2008 Annual Meeting of Shareholders and was reelected at the 2014 Annual Meeting of Shareholders to serve a one year term.

Mr. McKenzie earned an MBA from George Fox University. Matt McKenzie has been working in various functions for CUI for over 10 years, gaining him intimate knowledge of the business, its operations and its opportunities for growth. Over the past several years, Mr. McKenzie has worked to position CUI, Inc. for growth through sales and operation expansion as well as channel development and technology development. Mr. McKenzie initiated ISO 9001 certification, a quality management system, provided structure to global logistics, including CUI’s international partners, and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities for CUI. He spearheads the research, development and implementation of the Novum and Solus technologies.

Sean P. Rooney, Director, age 43 (Seat 4)

Mr. Rooney has continuously served on the Board of Directors since the 2008 Annual Meeting of Shareholders and was reelected at the 2014 Annual Meeting of Shareholders to serve a one year term.

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

Paul D. White, Director, age 53 (Seat 5)

Mr. White was appointed as a Director by the Board of Directors pursuant to the bylaws during April 2014 to fill a vacancy. Mr. White was elected at the 2014 Annual Meeting of Shareholders to serve a one year term.

Mr. White is a graduate of Humboldt State University and brings to the CUI Global board over 25 years of upper level business management skills. Mr. White currently serves as Vice President of the Healthcare Division for North America of a global security company. His responsibilities include direct P & L statements of $120 million, along with management, control, and supervision of approximately 3,000 employees working at 44 Medical Centers & Hospitals and over 600 Medical Office Buildings throughout the United States. He also serves as the company's subject matter expert for North America. He previously served in the Office of the General Counsel and Risk Services, as an Environmental Risk Consultant with Sutter Health Support Services – Corporate Services. His key responsibilities included: formulating best practice solutions to minimize/eliminate existing and potential employee health & safety and security exposures as well as consultations of state, federal, and professional standards for Risk Control/Environmental Health & Safety programs such as OSHA, TJC, DHS, EPA, NFPA, and DOT.

As a results oriented business leader with achievement in developing, managing and expanding business portfolios, with expertise at senior management level in healthcare safety, security and risk management programs in complex matrix organizations, Mr. White has senior management experience in contract management, public relations, program strategy and design and has been consistently recognized for effective financial management, leadership, integrity, team-building, and program management skills.

Corey A. Lambrecht, Director, age 45 (Seat 6)

Mr. Lambrecht has continuously served on the Board of Directors since the 2007 Annual Meeting of Shareholders and was reelected at the 2014 Annual Meeting of Shareholders to serve a one year term.

Mr. Lambrecht is a 14+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht serves as Executive Vice President of Global Alerts, a leading Cause Media company. He most recently served as Director of Sales for Leveraged Marketing Associates, the worldwide leader in licensed brand extension strategies.

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

Robert J. Evans, Director, age 49 (Seat 7)

Mr. Evans was appointed as a Director by the Board of Directors pursuant to the bylaws during April 2014 to fill a vacancy. Mr. Evans was elected at the 2014 Annual Meeting of Shareholders to serve a one year term. Mr. Evans resigned as director and Audit Committee member effective January 8, 2015.

Mr. Evans has over 20 years of investment and financial management experience. He is the founder of Pennington Capital, a private investment fund, and has served as its managing partner since 2010. Prior to forming Pennington Capital, Mr. Evans was a co-founder and one of the managing partners of Craig-Hallum Capital Group, which is an institutional research boutique and investment banking firm. Prior to joining Craig-Hallum in 1998, Mr. Evans has served as senior research analyst for other Minneapolis-based investment banking firms. In addition, he has prior analyst experience with US Bank and Thomson Corporation. Mr. Evans holds an MBA from the Carlson School of Management at the University of Minnesota.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries, age 35

Mr. Ford has a background in accounting, including working at KPMG.  As CFO of CUI for in excess of five years, Mr. Ford moved CUI into a position of profitability and he provides efficiency and forward thinking, transforming many of CUI’s accounting, inventory management and vendor relations processes.  During 2012, along with Mr. Clough, Mr. Ford facilitated our equity raise and uplisting to The NASDAQ Stock Market. During the first quarter of 2013, Mr. Clough and Mr. Ford facilitated a public offering that raised net proceeds in excess of $45,000,000 and completed the purchase of Orbital Gas Systems, Ltd., an independent specialist gas control and instrumentation solutions provider located in the United Kingdom.

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

Effective November 12, 2014, a former director consented to a Cease and Desist Order and Civil Penalty relating to a violation of Rule 105 of Regulation M under the Exchange Act of 1934. This violation was unrelated to CUI Global.

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

Whistleblower Policy

In furtherance of our governance transparency and ethical standards, we adopted a comprehensive Whistleblower Policy that encourages employees to report to proper authorities incorrect financial reporting, unlawful activity, activities that are not in line with CUI Global Code of Business Conduct or activities which otherwise amount to serious improper conduct. Our Whistleblower Policy is posted on our website at www.CUIGlobal.com.

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

Committees of the Board and Meetings

At December 31, 2014, our Board of Directors consists of seven directors. Five of our seven directors are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our Board of Directors has the following standing committees: Audit Committee, Nominating Committee, Compensation Committee and Disclosure Committee. Each of the committees operates under a written charter adopted by the Board of Directors. All of the committee charters are available on our website at www.CUIGlobal.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the Stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2014, the Audit Committee held five formal meetings.

At December 31, 2014, the Audit Committee is comprised of Sean P. Rooney, Chairman, and Thomas A. Price, Deputy Chairman and Robert J. Evans, committee member. Mr. Robert J. Evans resigned from the Audit Committee, effective January 8, 2015. Mr. Evans was replaced on the Audit Committee by Corey A. Lambrecht. Messers Rooney, Price, Evans and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

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

The Audit Committee has:

1.	Reviewed and discussed with management the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K and the most recent Quarterly Report on Form 10-Q
2.	Discussed with Perkins & Company, P.C., the Company’s independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 16, Communication with Audit Committees, as adopted by the Public Company Accounting Oversight Board
3.	Received the written disclosures and letter from Perkins & Company, P.C. as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Perkins & Company, P.C. its independence from CUI Global
4.	Discussed with Perkins & Company, P.C. its independence

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Perkins & Company, P.C. is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Sean P. Rooney

Thomas A. Price

Corey A. Lambrecht

*Mr. Robert J. Evans resigned from the Audit Committee, effective January 8, 2015.

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

Compensation Committee

The Compensation Committee discharges the board’s responsibilities relating to general compensation policies and practices and to compensation of our executives. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee’s authority, duties and responsibilities are:

•	To annually review the Company’s philosophy regarding executive compensation.
•	To periodically review market and industry data to assess the Company’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.
•	To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers
•	To establish and approve incentive levels and targets relevant to compensation of the executive officers.
•	To annually review and make recommendations to the board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.
•	To separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Company’s and the individual goals and objectives.
•	To periodically review and make recommendations to the board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation as the Compensation Committee may consider appropriate.
•	To administer and annually review the Company’s incentive compensation plans and equity-based plans.
•	To review and make recommendations to the board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.
•	To review and discuss with management, the Compensation Discussion and Analysis (CD&A), and determine the Committee’s recommendation for the CD&A’s inclusion in the Company’s annual report filed with the SEC on Form 10-K and proxy statement on Schedule 14A.
•	The Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.
•	The Committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the Committee. The Company must provide for appropriate funding, as determined by the Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the Committee.

•	The Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Committee, other than in-house legal counsel, only after taking into consideration the following factors:
(i)	the provision of other services to the Company by the person that employs the compensation consultant, legal counsel or other adviser;
(ii)	the amount of fees received from the Company by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or other adviser;
(iii)	the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;
(iv)	any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the Committee;
(v)	any stock of the Company owned by the compensation consultant, legal counsel or other adviser; and
(vi)	any business or personal relationship of the compensation consultant, legal counsel, other adviser or the person employing the adviser with an executive officer of the Company.
•	The Committee is not required to implement or act consistently with the advice or recommendations of the compensation consultant, legal counsel or other adviser to the Committee.

Compensation Committee Members

The Compensation Committee of the Board of Directors is appointed by the Board of Directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2014, the Compensation Committee consists of two members of the board of directors, Messers Corey A. Lambrecht and Paul D. White, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held one formal meeting during fiscal 2014. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include:

•	Minutes and materials from the previous meeting(s);
•	Reports on year-to-date Company financial performance versus budget;
•	Reports on progress and levels of performance of individual and Company performance objectives;
•	Reports on the Company’s financial and stock performance versus a peer group of companies;
•	Reports from the Committee’s compensation consultant regarding market and industry data relevant to executive officer compensation;
•	Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the proxy statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Submitted by:	Compensation Committee by

Corey A. Lambrecht, Chairman

Paul D. White

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

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management annually to the Board of Directors.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation.  In 2014, these non-financial performance goals and objectives included the continued integration of Orbital Gas Systems Limited; identification and signing of third party sales representative agencies to support the expansion within the global natural gas market, continued expansion of sales through the distribution channel for CUI, Inc. products; continued product development and new product introductions; and general and administrative expense management. In addition, such factors as revenue growth and new product adoption were and are considered in setting compensation levels.

Annual Evaluation

The Chief Executive Officer recommends the actual incentive award amounts for all other executives based on actual Company performance relative to the targets set as well as on individual performance and recommends the executives’ base salaries levels for the coming year. The Compensation Committee considers these recommendations generally following the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each executive and for the executive’s base salary levels. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.

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

Retirement Plans

Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan. The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 2 months of service and are 21 years of age. The Company matches the employee’s contribution up to 6% of total compensation. CUI, Inc. made total employer contributions, net of forfeitures, of $271,813, $245,594 and $215,118 for 2014, 2013 and 2012, respectively.

In addition, our wholly owned subsidiary, Orbital Gas Systems, Ltd., operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital Gas Systems, Ltd. contributes to its plan the equivalent of 5% of the employee’s salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $255,773 during 2014 and $106,121 during the period from April 1, 2013 thru December 31, 2013.

Change in Control Agreements

Our executives are awarded protection upon a change in control as specifically provided in their employment contracts. The Chief Executive Officer contract includes a provision for a three year severance package upon termination. The Chief Financial Officer and Chief Operations Officer contracts include a provision for an eighteen month severance package upon termination.

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements

During fiscal year 2014, three executive officers were employed under employment agreements. Those executive officers are:

•	Chief Executive Officer and General Counsel
•	President of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2014, 2013 and 2012 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI, Inc.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($) (10) (11)		Non- equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
William J. Clough, CEO /	2014	478,400	(2)	-		-	(3)	276,000	(2)	19,995	774,395
President / Counsel /	2013	405,000	(2)	-		370,072	(3)	206,250	(2)	18,839	1,000,161
Director (1)	2012	337,500	(2)	160,080	(2)	848,599	(3)	204,920	(2)	17,860	1,568,959
Daniel N. Ford, CFO (4)	2014	260,000	(5)	-		-	(6)	113,542	(5)	35,733	409,275
	2013	222,500	(5)	-		185,036	(6)	97,500	(5)	36,339	541,375
	2012	195,000	(5)	51,120	(5)	27,451	(6)	160,130	(5)	34,860	468,561
Matthew M. McKenzie,	2014	260,000	(8)	-		-	(9)	223,958	(8)	36,208	520,166
COO / President of CUI,	2013	227,500	(8)	-		92,518	(9)	102,500	(8)	36,339	458,857
Inc. / Director (7)	2012	205,000	(8)	32,400	(8)	40,093	(9)	147,808	(8)	34,860	460,161

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.
2.	Mr. Clough is employed under a multi-year employment contract with the Company, which was extended to run to and through December 31, 2016. Said contract provides, in relevant part, for an annual salary of $460,000 which became effective July 1, 2013 and includes bonus provisions for each calendar year and entitles Mr. Clough to a two year severance package and an annual 4% cost of living adjustment. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2013, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2014 and 2013, there was an accrual of $14,167 and $14,167, respectively, for compensation owed to Mr. Clough.
3.	Effective June 24, 2013, Mr. Clough received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Under the terms of Mr. Clough’s contract extension, effective September 21, 2012, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
4.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
5.	Mr. Ford is employed under a three year employment contract with the Company, which was extended to December 31, 2015 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013, an annual 4% cost of living adjustment, an eighteen month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue and EBITDA performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Ford received 10,650 shares of common stock with a fair value of $51,120. At December 31, 2014 and 2013 there was an accrual of $10,417 and $8,125, respectively, for compensation owed to Mr. Ford.

6.	Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
7.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
8.	Mr. McKenzie is employed under a three year employment contract with the Company, which was extended to December 31, 2015 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013, an annual 4% cost of living adjustment, an eighteen month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including adjusted EBITDA performance in the power and electro-mechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. McKenzie received 6,750 shares of common stock with a fair value of $32,400. At December 31, 2014 and 2013 there was an accrual of $18,750 and $8,542, respectively, for compensation owed to Mr. McKenzie
9.	Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares as COO, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
10.	As of December 31, 2014, William J. Clough, CEO/Director held 558,085 outstanding options, Matthew M. McKenzie, COO/Director held 112,796 outstanding options which includes shares owned by his spouse and Daniel N. Ford, CFO held 137,794 outstanding options.

11.	Please see the disclosure of assumptions made in the valuation of the option awards included in Note 12 of Notes to Consolidated Financial Statements, Stockholders’ Equity in the Company’s financial statements included with this proxy statement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2014 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration
Matthew M. McKenzie (1)	15,100	0	7.50		1/1/2019
Matthew M. McKenzie (1)	8,100	0	7.50		1/1/2019
Daniel N. Ford (1)	12,598	0	7.50		1/1/2019
William J. Clough (2)	5,422	0	9.00	10	/11/2020
Matthew M. McKenzie (2)	15,100	0	9.00	10	/11/2020
Matthew M. McKenzie (2)	3,300	0	9.00	10	/11/2020
Daniel N. Ford (2)	12,598	0	9.00	10	/11/2020
William J. Clough (3)	17,954	1,409	4.56	4	/16/2022
William J. Clough (3)	3,300	0	4.56	4	/16/2022
Matthew M. McKenzie (3)	14,528	572	4.56	4	/16/2022
Matthew M. McKenzie (3)	3,300	0	4.56	4	/16/2022
Daniel N. Ford (3)	12,120	478	4.56	4	/16/2022
William J. Clough (4)	192,500	137,500	6.00	9	/21/2022
William J. Clough (5)	66,000	134,000	6.25	6	/24/2023
Matthew M. McKenzie (5)	16,500	33,500	6.25	6	/24/2023
Daniel N. Ford (5)	33,000	67,000	6.25	6	/24/2023

Footnotes:

1.	Effective January 1, 2009, Mr. McKenzie and Mr. Ford received fully vested bonus options to purchase 15,100, and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $7.50 per share. Also effective January 1, 2009, for service as a director of the Company, Mr. McKenzie received an option to purchase 4,800 common shares at a price of $7.50 within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four year term and an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance.
2.	Effective October 11, 2010, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177 (5,422 remaining outstanding), 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective October 11, 2010, for service as a director of the Company, Mr. McKenzie received an option to purchase 3,300 common shares at a price of $9.00 per share that vest one year after issuance.

3.	Effective April 16, 2012, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177 (19,363 remaining outstanding), 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective April 16, 2012, for their service as directors of the Company, Mr. Clough and Mr. McKenzie received an option to purchase 3,300 common shares at a price of $4.56 per share that vests one year after issuance.
4.	Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years.
5.	Effective June 24, 2013 Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 200,000, 50,000 and 100,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vests one third per year over three years.

Director Compensation

For 2014, each of our directors received the following compensation pursuant to our director compensation plan:

1.	Each non-employee director serving as of January 1, 2014 received 10,000 stock purchase options granted January 2, 2014 that vest one year from grant at a strike price of $6.92 (set by using 10% above the Nasdaq Stock Market closing price per share on the date of grant).
2.	Directors receive annual compensation of $33,000.
•	A non-employee chairperson receives an additional $10,000.
•	The Audit Committee chairperson receives $20,000 and each committee member receives $9,500.
•	The Compensation Committee chairperson receives $12,500 and the committee member receives $6,000.
•	At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

Paul D. White and Robert J. Evans were appointed to the CUI Global Board of Directors, effective April 2, 2014 and each was elected to a one year term. Mr. White was appointed to the Compensation Committee and Mr. Evans was appointed to the Audit Committee. For 2014, they received a pro rata share of the above compensation based on their director and committee positions. Additionally, Mr. White and Mr. Evans received:

•	They each received initial board member compensation in the form of seven thousand five hundred (7,500) shares of restricted common stock granted 2,500 shares August 31, 2014 the balance in two equal annual installments to be issued January 1, 2015 and January 1, 2016.
•	They each received equity compensation in the form of seven thousand five hundred (7,500) stock purchase options granted August 31, 2014 that shall vest one (1) year from the grant date. The strike price is set at $8.15, ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	Mr. Evans resigned from the Board of Directors, effective January 8, 2015; the 2,500 share January 1, 2016 equity grant is forfeited.

Director Compensation Table

The following table sets forth the compensation of the non-employee directors for the fiscal year ending December 31, 2014.

Director Compensation Table

Name and Principal Position	Year	Fees earned or paid in cash ($) (2)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Evans (former Director)	2014	31,875	18,525	27,730	-	-	-	78,130
Colton R. Melby (former Chairman)	2014	-	-	60,350	-	-	-	60,350
Corey A. Lambrecht	2014	45,500	-	18,568	-	-	-	64,068
Paul D. White	2014	19,500	28,275	27,730	-	-	-	75,505
Sean P. Rooney	2014	26,500	-	56,421	-	-	-	82,921
Thomas A. Price	2014	31,875	10,633	18,568	-	-	-	61,076

Footnotes:

1.	Each non-employee director as of January 1, 2014 was granted 10,000 stock purchase options at a strike price of $6.92 per share.
2.	For 2014, each non-employee director compensation in the form of cash or options with a fair value as follows: board member fee of $33,000, Chairman fee of $10,000, audit committee member fee of $9,500, audit committee chair fee of $20,000, compensation committee member fee of $6,000 and compensation committee chair fee of $12,500. No meeting fee.
3.	For 2014, our two newly appointed/elected board members received a director fees on a pro rata basis from the date of their service, a grant of 7,500 share of common stock of which 2,500 share were issued in 2014 and options to purchase 7,500 shares of common stock at $8.15 per share which vest August 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2014 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2014 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

Name and Address of Beneficial Owner (1)	Number of Securities Owned	Percentage of Shares Beneficially Owned (2)
William J. Clough (3)	320,384	1.52%
Robert J. Evans (4)	15,900	*
Daniel N. Ford (5)	82,798	*
Corey A. Lambrecht (6)	24,700	*
Matthew M McKenzie (7)	86,723	*
Thomas A. Price (8)	82,802	*
Sean P. Rooney (9)	50,860	*
Paul D. White (10)	6,248	*
First Eagle Investment Management, LLC	2,281,242	11.00%
Marathon Capital Management, LLC	1,258,762	6.07%
Officers, Directors, Executives as Group	670,415	3.15%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
2.	Calculated on the basis of 20,747,740 shares of common stock issued and outstanding at December 31, 2014 except that shares of common stock underlying options exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options.
3.	Mr. Clough’s common stock includes vested options to purchase 300,335 common shares. Mr. Clough is a Director, interim Chairman and Chief Executive Officer/President of CUI Global, Inc.
4.	Mr. Evans common stock includes vested options to purchase 2,500 common shares. Mr. Evans resigned as a Director effective January 8, 2015.
5.	Mr. Ford’s shares include vested options to purchase 70,794 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc.
6.	Mr. Lambrecht’s shares include vested options to purchase 24,700 common shares. Mr. Lambrecht is a Director.
7.	Mr. McKenzie’s shares include vested options to purchase 79,296 common shares. Mr. McKenzie is a Director and Chief Operating Officer of CUI Global, Inc. Mr. McKenzie’s securities include an option to purchase 2,796 shares owned by his spouse.
8.	Mr. Price’s shares include vested options to purchase 24,700 common shares. Mr. Price is a Director.
9.	Mr. Rooney’s shares include vested options to purchase 45,087 common shares. Mr. Rooney is a Director.
10.	Mr. White’s shares include vested options to purchase 2,500 common shares. Mr. White is a Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons, since the beginning of fiscal year 2014, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction where the amount involved exceeds $120,000 which has or will materially affect the Company.

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

•

The acquisition of CUI utilized a $14,000,000 seller’s promissory note issued to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30,000 per month including 1.7% annual simple interest with a balloon payment at the thirty sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note.  Effective September 1, 2010, the Company and the holder of the $14,000,000 promissory note agreed to reduce the note principal by $1,588,063 and accrued interest by $724,729 and to restructure the interest rate and payment terms.  The forgiveness of debt and accrued interest of $2,312,792 was recognized as a contribution of additional paid in capital.  With this amendment, the Company agreed to pay $1,200,000 of the principal balance during the fourth quarter of 2010 and an additional $487,208 of the principal balance during the first quarter of 2011.  The new terms set the interest rate at 6% per annum with monthly interest payments and a May 15, 2018 balloon payment. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holders option, convert the note principal into common stock at $0.001 per share. As of December 31, 2014, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

•	During 2014, $265,184 of interest payments were made in relation to the promissory note issued to IED. During 2013 and 2012, $2,322,863 and $3,468,221, respectively, in principal and interest payments were made in relation to the promissory notes issued to IED. The 2013 payment utilized $2,000,000 from the 2013 public offering proceeds that was applied towards the promissory note balance in accordance with a settlement agreement. The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal.

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

Matters Relating to the Bank Note

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars, ($4,000,000).  The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets.  CUI Global, Inc., the parent company, is a payment guarantor of the LOC. On October 1, 2014, the Company extended the term of the LOC to October 1, 2016.

This revolving LOC effectively satisfies in full and terminates an earlier LOC with Wells Fargo Bank.

Item 14.  Principal Accountants Fees and Services

Audit Fees

The financial statements of the Company, which are furnished herein as of December 31, 2014, have been audited by Perkins & Company, P.C., our Independent Registered Public Accounting Firm. Perkins & Company, P.C. billed or controlled billings to the Company an aggregate of $317,597 as of December 31, 2014, in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements and internal control over financial reporting for the fiscal year ended December 31, 2014 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2014. Perkins & Company, P.C. billed audit related fees, tax fees, or other fees of $41,340 during the year ended December 31, 2014.

Effective April 4, 2014, Perkins & Company, P.C. replaced Liggett, Vogt & Webb, P. A. (LVW), as our Independent Registered Public Accounting Firm.

During 2014, LVW billed the Company an aggregate of $240,414 in fees and expenses for professional services rendered in connection with the audit and restatement of the Company’s financial statements for the fiscal year ended December 31, 2013 and for professional services rendered in connection with the transition to Perkins & Company, P.C. In addition, in 2014 LVW billed audit related fees, and other fees of $33,015 during the year ended December 31, 2014.

Liggett, Vogt & Webb, P. A. billed the Company an aggregate of $218,913 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2013 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2013.  Liggett, Vogt & Webb, P.A. billed audit related fees, tax fees, or other fees of $28,796 during the year ended December 31, 2013.

LVW billed the Company an aggregate of $113,134 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2012.

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

Reports to Shareholders

We intend to voluntarily send annual reports to our shareholders, which will include audited consolidated financial statements.  We are a reporting company and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases, governance documents and summary financial data.  The address of that site ishttp://www.cuiglobal.com.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.47[3]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.62[3]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.72[4]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73[5]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.74[5]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.76[5]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.

10.78[6]	Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.
10.79[7]	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81[8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85[9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[11]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
14.1[10]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[10]	Whistleblower Policy
21.2[12]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2014 Annual Shareholder Meeting filed with the Commission September 16, 2014.
23.8[12]	Consent of Perkins & Company, P.C.
23.9[12]	Consent of Liggett, Vogt & Webb, P.A.
31.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101[12]	XBRL-Related Documents.

Footnotes to Exhibits:

1	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
3	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
4	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 24, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.

9	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2013.
11	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 3, 2015.
12	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Name	Title	Date

/s/ William J. Clough	CEO/Principal Executive	March 16, 2015
William J. Clough	Officer/President/Director

/s/ Daniel N. Ford	CFO/ Principal	March 16, 2015
Daniel N. Ford	Financial and Accounting Officer

/s/ Sean P. Rooney	Audit Committee/Director	March 16, 2015
Sean P. Rooney

CUI Global, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CUI Global Inc.

Tualatin, Oregon

We have audited the accompanying consolidated balance sheet of CUI Global, Inc. and Subsidiaries as of December 31, 2014 and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUI Global, Inc. and Subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CUI Global Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an adverse opinion due to a material weakness regarding management’s failure to design and maintain controls at its subsidiary, Orbital Gas Systems Limited, to ensure all contracts outside of standard terms and conditions were being reviewed by qualified Company personnel for proper revenue recognition treatment under generally accepted accounting principles in the United States of America as identified and described in management’s assessment under Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CUI Global, Inc.

We have audited the accompanying balance sheets of CUI Global, Inc. and Subsidiaries (“the Company”) as of December 31, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CUI Global, Inc. and Subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2014, except for Notes 2,4, 6, and 15 as to which the date is May 13, 2014, and Note 2 and 15 which the date is March 16, 2015

CUI Global, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Current Assets:
Cash and cash equivalents	$11,704,361	$16,575,508
Short term investments held to maturity	11,159,765	10,868,961
Trade accounts receivable, net of allowance of $253,871 and $285,348, respectively	11,868,582	9,055,561
Inventories, net of allowance of $394,165 and $549,981, respectively	6,840,845	7,027,644
Costs in excess of billings	-	552,012
Prepaid expenses and other	1,552,411	603,960
Total current assets	43,125,964	44,683,646

Property and equipment, net	8,229,989	8,206,563

Other Assets:
Investment - equity method	332,429	283,011
Other intangible assets, net	19,347,954	23,512,394
Deposits and other	130,579	25,364
Goodwill, net	21,886,958	22,448,613
Total other assets	41,697,920	46,269,382
Total assets	$93,053,873	$99,159,591

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,833,749	$4,146,262
Mortgage note payable, current portion	80,746	76,814
Leases payable, current	32,723	83,904
Accrued expenses	3,161,258	2,943,979
Billings in excess of costs	3,623,906	6,787,231
Unearned revenue	1,622,579	1,257,346
Total current liabilities	12,354,961	15,295,536
Long term leases payable	74,071	58,363
Derivative liability	599,698	427,818
Long term mortgage note payable, net of current portion of $80,746 and $76,814, respectively	3,523,496	3,604,242
Long term notes payable, related party	5,303,683	5,303,683
Deferred revenue	131,565	-
Deferred tax liabilities, net *	5,096,063	5,911,892
Total long term liabilities *	14,728,576	15,305,998
Total liabilities *	27,083,537	30,601,534

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,747,740 shares issued and outstanding at December 31, 2014 and 20,566,663 shares issued and outstanding at December 31, 2013	20,748	20,567
Additional paid-in capital	148,397,980	146,614,995
Accumulated deficit *	(82,716,744)	(79,915,466)
Accumulated other comprehensive income (loss)	268,352	1,837,961
Total stockholders' equity *	65,970,336	68,558,057
Total liabilities and stockholders' equity *	$93,053,873	$99,159,591

* Prior-period amounts have been revised to reflect an immaterial adjustment of deferred tax temporary differences and stockholders’ equity (see Summary of Significant Accounting Policies, Adjustment of Prior Period Balances and Note 15. Income Taxes).

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Revenues:
Product revenues	$76,002,734	$60,610,353	$41,031,050
Revenue from freight	42,483	41,312	53,539
Total revenue	76,045,217	60,651,665	41,084,589

Cost of revenues	47,494,283	37,147,182	25,958,730

Gross profit	28,550,934	23,504,483	15,125,859

Operating expenses:
Selling, general and administrative	26,061,667	19,498,526	15,491,080
Depreciation and amortization	4,197,156	3,010,787	479,456
Research and development	1,168,858	890,461	791,332
Bad debt	(39,187)	211,546	65,763
Impairment of intangible, technology rights	32,355	-	-
Impairment of intangible, trademark and trade name V-Infinity	-	-	278,428
Loss on disposals of fixed assets	26,488	9,648	-
Total operating expenses	31,447,337	23,620,968	17,106,059

Loss from operations	(2,896,403)	(116,485)	(1,980,200)

Other income (expense):
Other income	281,305	235,913	95,069
Other expense	(206,651)	(47,381)	(18,567)
Unrealized gain (loss) on derivative	(171,880)	(427,818)	-
Impairment of note receivable	-	(502,194)	-
Earnings from equity investment	49,418	24,766	59,623
Amortization of investment premiums and discounts	(75,118)	(22,732)	-
Amortization of debt offering costs and debt discount	-	(42,777)	(73,333)
Interest expense	(508,123)	(442,849)	(575,199)
Total other income (expense), net	(631,049)	(1,225,072)	(512,407)

(Loss) before taxes	(3,527,452)	(1,341,557)	(2,492,607)
Provision (benefit) for taxes	(726,174)	(398,444)	33,714
Consolidated net (loss)	$(2,801,278)	$(943,113)	$(2,526,321)

Basic and diluted (loss) per common share	$(0.14)	$(0.05)	$(0.25)
Basic and diluted weighted average common shares outstanding	20,658,634	17,751,042	10,175,989

See accompanying notes to consolidated financial statements

F-5

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Consolidated net (loss)	$(2,801,278)	$(943,113)	$(2,526,321)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,569,609)	1,862,297	(42,305)
Consolidated comprehensive net income (loss)	$(4,370,887)	$919,184	$(2,568,626)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Series A Preferred Stock and Preferred Stock Issuable		Common Stock and Common Stock Issuable
Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2011	50,543	$51	7,314,513	$7,315
Options granted for services and compensation	-	-	-	-
Common stock issued for options exercised in exchange for cash and accrued compensation	-	-	10,071	10
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	(50,543)	(51)	9,661	9
Issuance of common stock	-	-	3,359,887	3,360
Common stock issued for services and compensation	-	-	188,096	188
Common stock issued for royalties pursuant to product agreements	-	-	1,052	1
Net loss for the year ended December 31, 2012	-	-	-	-
Other comprehensive loss	-	-	-	-
Balance, December 31, 2012	-	-	10,883,280	10,883
Options granted for services and compensation	-	-	-	-
Issuance of common stock	-	-	9,660,000	9,660
Common stock issued for services and compensation	-	-	18,805	19
Common stock issued for royalties pursuant to product agreements	-	-	4,578	5
Net loss for the year ended December 31, 2013	-	-	-	-
Other comprehensive income	-	-	-	-
Balance, December 31, 2013	-	-	20,566,663	20,567
Options granted for services and compensation	-	-	-	-
Common stock issued for exercises of options	-	-	31,850	32
Common stock issued for services and compensation	-	-	140,870	141
Common stock issued for accrued expenses and accrued royalties	-	-	6,482	6
Common stock issued for royalties pursuant to product agreements	-	-	1,875	2
Net loss for the year ended December 31, 2014	-	-	-	-
Other comprehensive loss	-	-	-	-
Balance, December 31, 2014	-	$-	20,747,740	$20,748

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2011	$86,217,169	$-	$(76,446,032)*	$9,796,472 *
Options granted for services and compensation	232,785	-	-	232,785
Common stock issued for options exercised in exchange for cash and accrued compensation	3,011	-	-	3,021
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	5,095	-	-	5,053
Issuance of common stock	13,525,903	-	-	13,529,263
Common stock issued for services and compensation	957,108	-	-	957,296
Common stock issued for royalties pursuant to product agreements	6,637	-	-	6,638
Net loss for the year ended December 31, 2012	-	(2,526,321)	-	(2,526,321)
Other comprehensive loss	-	-	(42,305)	(42,305)
Balance, December 31, 2012	100,947,708	(78,972,353)	(24,336)	21,961,902
Options granted for services and compensation	410,131	-	-	410,131
Issuance of common stock	45,125,620	-	-	45,135,280
Common stock issued for services and compensation	106,728	-	-	106,747
Common stock issued for royalties pursuant to product agreements	24,808	-	-	24,813
Net loss for the year ended December 31, 2013	-	(943,113)	-	(943,113)
Other comprehensive income	-	-	1,862,297	1,862,297
Balance, December 31, 2013	146,614,995	(79,915,466)	1,837,961	68,558,057
Options granted for services and compensation	712,035	-	-	712,035
Common stock issued for exercises of options	(32)	-	-	-
Common stock issued for services and compensation	1,018,710	-	-	1,018,851
Common stock issued for accrued expenses and accrued royalties	39,073	-	-	39,079
Common stock issued for royalties pursuant to product agreements	13,199	-	-	13,201
Net loss for the year ended December 31, 2014	-	(2,801,278)	-	(2,801,278)
Other comprehensive loss	-	-	(1,569,609)	(1,569,609)
Balance, December 31, 2014	$148,397,980	$(82,716,744)	$268,352	$65,970,336

* Prior-period amounts have been revised to reflect an immaterial adjustment of deferred tax temporary differences and stockholders’ equity (see Summary of Significant Accounting Policies, Adjustment of Prior Period Balances and Note 15. Income Taxes).

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,801,278)	$(943,113)	$(2,526,321)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock and options issued for compensation, royalties and services	1,686,585	541,691	1,190,081
Unrealized loss on derivative	171,880	427,818	-
Non-cash interest expense, including amortization of debt offering costs	-	42,777	73,333
Non-cash earnings on equity method investment	(49,418)	(24,766)	(59,623)
Allowance for bad debt expense and returns allowances	(91,050)	301,546	65,763
Amortization of investment premiums and discounts	75,118	22,732	-
Amortization of intangibles	3,438,522	2,522,203	150,432
Deferred income taxes	(674,177)	(815,562)	-
Impairment of intangible, technology rights	32,355	-	-
Impairment of intangible, trademark and trade name V-Infinity	-	-	278,428
Inventory reserve	(147,473)	(27,979)	10,000
Impairment of note receivable	-	502,194	-
Loss on disposal of assets	26,488	9,648	-
Depreciation	1,003,291	756,871	579,861
(Increase) decrease in assets:
Trade accounts receivable	(3,277,448)	1,628,135	(1,337,048)
Inventory	209,657	(1,733,273)	(1,290,794)
Costs in excess of billings	551,660	(176,640)	-
Prepaid expenses and other current assets	(970,711)	(228,672)	285,690
Deposits and other assets	18,760	(14,004)	80,856
Increase (decrease) in liabilities:
Accounts payable	(257,096)	(7,027)	382,852
Accrued expenses	353,539	(2,543,969)	12,045
Unearned revenue	504,808	837,334	300,786
Billings in excess of costs	(2,938,400)	598,279	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,134,388)	1,676,223	(1,803,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of cash received	-	(17,709,507)	-
Investments in other intangible assets, net	(3,667)	(414,700)	(80,343)
Purchase of short term investments held to maturity	(12,766,667)	(15,390,437)	-
Maturities of short term investments held to maturity	12,400,744	4,498,744	-
Proceeds from notes receivable	-	33,451	46,808
Deposits for property and equipment	(61,988)	-	-
Purchase of property and equipment	(1,095,820)	(2,523,418)	(685,269)
NET CASH USED IN INVESTING ACTIVITIES	(1,527,398)	(31,505,867)	(718,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) demand notes payable	-	(459,448)	(1,069,452)
Proceeds from (payments to) leases payable	(107,956)	(68,050)	-
Proceeds from (payments to) notes and loans payable	(76,814)	(12,694)	(4,000,000)
Payments on convertible notes payable, related party	-	-	(35,000)
Payments on notes payable, related party	-	(2,000,000)	(3,000,000)
Proceeds from sales of common stock and exercise of options, net of offering costs	-	45,135,280	13,532,285
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(184,770)	42,595,088	5,427,833
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(24,591)	770,224	(42,305)
Cash and cash equivalents at beginning of year	16,575,508	3,039,840	176,775
Cash and cash equivalents at end of year	11,704,361	16,575,508	3,039,840
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(4,871,147)	$13,535,668	$2,863,065

(continued)

F-8

	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$373,798	$426,054	$72,630
Interest paid	$508,712	$424,577	$597,814
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit for property and equipment purchases in accounts payable	$61,988	$-	$-
Mortgage note payable assumed for the acquisition of real estate	$-	$3,693,750	$-
Common stock issued for royalties payable pursuant to product agreements, related party	$13,201	$24,813	$6,638
Capital leases	$74,537	$76,035	$-
Conversion of accrued liabilities to common stock	$39,079	$-	$5,054
Conversion of preferred stock to common stock	$-	$-	$51
Common stock issued for consulting services and compensation in common stock	$1,018,851	$106,747	$957,295

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

CUI, Inc. is based in Tualatin, Oregon and CUI Japan is based in Tokyo, Japan. Both CUI, Inc. (CUI) and CUI Japan are providers of electro-mechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

During the year ended December 31, 2014, total revenues at CUI Global consisted of 64% from CUI, Inc. and CUI Japan and 36% from Orbital.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements for 2014 and 2013 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Properties, LLC and Orbital Gas Systems, Ltd. (included since April 1, 2013), hereafter referred to as the “Company”.  The consolidated financial statements for 2012 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc. and CUI Japan.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Adjustment of Prior Period Balances

The Company revised its consolidated balance sheet as of January 1, 2012 by recording a deferred tax liability of $2.8 million associated with a prior acquisition and a resulting offset increasing the Company’s accumulated deficit since the effect of the correction relates to years prior to 2012. The consolidated balance sheets for December 31, 2013 and 2012 presented in the accompanying consolidated financial statements reflect this change. The result of this correction did not affect the Company’s consolidated statements of operations, comprehensive income and loss or cash flows for the years ended December 31, 2013 and 2012. Management made the revisions to the accompanying consolidated financial statements because recording the correction in 2014 would have been material to the consolidated statement of operations for the year ended December 31, 2014.

In addition, management identified an error in its tax filings since 2008 related to overstated tax deductions for amortization on acquired intangibles and goodwill for which no tax basis existed. Management determined that the deductions overstated net operating loss carryforwards and the associated valuation allowance, which had been previously disclosed. The Company determined that no impact other than disclosure would result from the correction of the overstated net operating loss carryforwards which have been subject to a full valuation allowance. The reversal of the overstated deferred tax assets representing net operating loss carryforwards, would be completely offset by a reduction in existing valuation allowances for the same previous years. The Company has revised its income tax footnote disclosure as of January 1, 2012, to reflect these revisions to its deferred tax assets, valuation allowance and deferred tax liabilities with the corresponding impact flowing through in subsequent disclosures.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2014 and 2013 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents include money market funds, certificates of deposit and commercial paper.  At December 31, 2014 and 2013, the Company had $2,090,952 and $2,964,871, respectively, of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $132,022 and $137,156, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC).  At December 31, 2014 and 2013, the Company held $64,411 and $108,747, respectively, in Japanese foreign bank accounts and $2,531,689 and $6,984,417, respectively, in European foreign bank accounts.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Short-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At December 31, 2014 and 2013, CUI Global had $11,159,765 and $10,868,961, respectively, of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At December 31, 2014 and 2013, the Company had $6,845,000 and $9,750,000, respectively of investments in certificates of deposit which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $253,871 and $285,348 at December 31, 2014 and 2013, respectively, is considered adequate.  The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period.  Receivables are determined to be past due based on the payment terms of original invoices.  The Company grants credit to its customers, with standard terms of Net 30 days.  The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.  Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.  At December 31, 2014, and 2013, inventory is valued, net of allowances, at $6,840,845 and $7,027,644, respectively.  The allowances for inventory were $394,165 and $549,981 at December 31, 2014 and 2013, respectively.  The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At December 31, 2014, before allowance, the Company had finished goods of $5,610,039 and raw materials of $1,624,971. At December 31, 2013, before allowance, the Company had finished goods of $5,776,916, raw materials of $1,290,851, and work in process of $509,858.

Land, Buildings, Improvements, Furniture, Vehicles, Equipment, Software and Leasehold Improvements

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

The cost of buildings, improvements, furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes.  The estimated useful lives for land, buildings, improvements, furniture, vehicles, equipment, and software are as follows:

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

Long-Lived Assets

Long-lived assets including indefinite lived identifiable assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long -lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized.  Management estimates the fair value and the estimated future cash flows expected.  Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

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

The following are the estimated useful life for the intangible assets:

Estimated
Useful
Life
Finite-lived intangible assets
Order backlog	2
Trade name - Orbital	10
Trade name - V-Infinity	5
Customer list – Orbital	10
Technology rights	20*
Technology-Based Asset-Know How	12
Technology -Based Asset - Software	10
Patents	**
Other intangible assets	***

Indefinite-lived intangible assets
Trade name – CUI	****
Customer list – CUI	****
Patents pending technology	****

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

Indefinite Lived Intangibles and Goodwill Assets

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

The Company tests for indefinite lived intangibles and goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at May 31, 2014, and determined there was no impairment of indefinite lived intangibles and goodwill.

CUI Global has adopted ASU 2011-08, which simplifies how an entity is required to test goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, CUI Global is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. We adopted ASU 2011-08 during the year ended December 31, 2013. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements. The Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill.  In 2012, 2013 and 2014, the analysis, determined that there was no impairment necessary to goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest at December 31, 2012; and 11.54% interest thru June 30, 2013, 8.62% thru December 31, 2013, 8.94% thru March 31, 2014, and 8.5% thereafter) in Test Products International, Inc., hereafter referred to as TPI.  TPI is a provider of handheld test and measurement equipment.  Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of:  (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments.  CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.  A summary of the financial statements of the affiliate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current assets	$6,300,033	$6,224,234	$6,509,736
Non-current assets	430,196	255,709	540,518
Total Assets	$6,730,229	$6,479,943	$7,050,254

Current liabilities	$1,973,928	$2,275,489	$3,272,360
Non-current liabilities	770,531	687,019	1,203,826
Stockholders' equity	3,985,770	3,517,435	2,574,068
Total Liabilities and Stockholders' Equity	$6,730,229	$6,479,943	$7,050,254

Revenues	$14,468,307	$13,779,288	$12,538,711
Operating income	872,464	1,049,083	757,484
Net profit	766,996	299,422	516,482
Other comprehensive profit (loss):
Foreign currency translation adjustment	-	33,668	-
Comprehensive net profit	$766,996	$333,090	$516,482
Company share of Net Profit	$49,418	$24,766	$59,623
Equity investment in affiliate	$332,429	$283,011	$258,245

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the years ended December 31, 2014 and 2013, the Company had unrealized losses of approximately $172 thousand and $428 thousand, respectively, related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. The Company accounts for stock based compensation using FASB Accounting Standards Codification No. 718 (“FASB ASC 718”), “Compensation – Stock Compensation”.  FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  Employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.  The underlying assumptions used in the Black Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for CUI Global that best reflect the expected volatility for determining the fair value of our stock options. Due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility, the volatility period utilized for 2014 option grant valuations used a historical period to January 1, 2013. The Company may change its expected volatility factor to include a longer historical periods as the Company has remained consistent with regards to the aforementioned factors.

See Note 12 for additional disclosure and discussion of the employee stock plan and activity.

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

Common stock issued to other than employees or directors subject to performance (performance based awards) require interpretation to include ASC 505-50-30-13 as to when the counterparty’s performance is complete based on delivery, or other relevant performance criteria in accordance with the relevant agreement. When performance is complete, the common stock should be issued and the expense recorded on the basis of their value as required by FASB ASC 505 on the date the performance requirement is achieved.

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed two months of service and are 21 years of age. The Company matches the employee's contribution up to 6% of total compensation. CUI, Inc. made total employer contributions, net of forfeitures, of $271,813, $245,594, and $215,118 for 2014, 2013 and 2012, respectively.

Orbital Gas Systems, Ltd., operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital Gas Systems, Ltd. contributes to its plan the equivalent of 5% of the employee's salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $255,773 during 2014 and $106,121 during the period from April 1, 2013 thru December 31, 2013.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns.  For one distributor that comprises 30% of revenue, we have such history and ability to estimate and therefore recognize revenue upon sale to the distributor and record a corresponding reserve for the estimated returns.  For a different distributor arrangement that represents 4% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At December 31, 2014, the Costs in excess of billings balance was $0 and the Billings in excess of costs balance was approximately $3.6 million.

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

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were approximately $42 thousand, $41 thousand, and $54 thousand, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. At December 31, 2014, there was no warranty reserve recorded based on these estimates. At December 31, 2013, the balance of approximately $0.2 million for warranty reserve liability is included in accrued expenses on the balance sheet.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred.  Advertising expense for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $1.1 million and $0.9 million, respectively. In addition to these advertising costs, the Company also incurs advertising related costs for advertising completed in partnership with our distributors. These costs are offset against revenues. During 2014, 2013 and 2012, the advertising costs offset against revenues were $0.3 million, $0.3 million and $0, respectively.

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

Valuation allowances have been established against domestic based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  An income tax benefit has not been recognized for operating losses generated during 2014, 2013 and 2012 based on uncertainties concerning the ability to generate taxable income in future periods.  In future periods, tax benefits and related domestic deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense. There was $0.3 million and $0 of income tax receivable at December 31, 2014 and 2013 primarily related to foreign prepayments, refunds and carryback.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan and the United Kingdom. As of December 31, 2014, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2011.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net loss per share is computed by dividing the net loss available for the period by the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding included 1,302 and 11,804 of shares that are outstanding, but unissued as of December 31, 2014 and 2013, respectively, for strategic consulting services regarding the testing and demonstration of the GasPT2 technology rendered since August 6, 2013 and to be rendered thru August 5, 2014 in accordance with the terms of the contract agreement as well as shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT2 devices.

Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2014, 2013 and 2012, which consist of options and convertible liabilities, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.  Accordingly, diluted net loss per share is the same as basic net loss per share for 2014, 2013 and 2012.  The following table summarizes the potential common stock shares excluding amounts applicable to contingent conversion option at December 31, 2014, 2013 and 2012, which may dilute future earnings per share.

	2014	2013	2012
Options, outstanding	998,432	1,030,807	682,141
	998,432	1,030,807	682,141

Any common shares issued as a result of stock options or warrants would come from newly issued common shares, from our remaining authorized shares.

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830).  All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Income statement amounts have been translated using an appropriately weighted average exchange rate for the year.  The translation gains and losses resulting from the changes in exchange rates during 2014, 2013 and 2012 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

For the year ended December 31, 2012, the Company operated in one operating segment based on the activities for the company in accordance with ASC 280-10.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company did not disaggregate profit and loss information on a segment basis for internal management reporting purposes to our chief operating decision maker group which consists of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and therefore such information is not presented for the years ended December 31, 2012.

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

The following information represents segment activity for the year ended December 31, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$48,674,821	$27,370,396	$-	$76,045,217
Depreciation and amortization	940,611	3,497,827	3,375	4,441,813
Earnings from equity investment	49,418	-	-	49,418
Interest expense	231,490	11,450	265,183	508,123
Income (loss) from operations	4,457,592	(3,382,235)	(3,971,760)	(2,896,403)
Segment assets	44,127,035	35,010,182	13,916,656	93,053,873
Intangible assets	8,043,909	11,295,982	8,063	19,347,954
Goodwill, net	13,020,547	8,866,411	-	21,886,958
Expenditures for segment assets	904,701	256,774	-	1,161,475

The following information represents segment activity for the year ended December 31, 2013:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$42,795,060	$17,856,605	$-	$60,651,665
Depreciation and amortization	864,587	2,411,112	3,375	3,279,074
Earnings from equity investment	24,766	-	-	24,766
Interest expense	113,694	6,293	322,862	442,849
Income (loss) from operations	3,396,452	(36,993)	(3,475,944)	(116,485)
Segment assets	40,445,788	42,127,016	16,586,787	99,159,591
Intangible assets	8,339,470	15,161,486	11,438	23,512,394
Goodwill, net	13,036,471	9,412,142	-	22,448,613
Expenditures for segment assets	2,003,037	935,081	-	2,938,118

The following information represents revenue by country for the years ended December 31, 2014 and 2013:

Year	USA	United Kingdom	All Others	Total
2014	$37,051,071	$25,920,740	$13,073,406	$76,045,217
2013	33,073,399	16,561,767	11,016,499	60,651,665
2012	31,662,198	220,547	9,201,844	41,084,589

Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation including, $268,287 and $250,837 of depreciation and amortization expense that were reclassified to cost of revenues from depreciation and amortization expense on the consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively, and $9,648 of loss on disposals of fixed assets that was classified to operating expenses from other expenses for the year ended December 31, 2013.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The adoption of this provision had no material impact on the Company’s financial condition or results of operations.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for annual periods and interim period within those annual periods beginning after December 15, 2015, early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-12 on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2014 and December 31, 2013, respectively, was as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,280,505	$-	$-	$1,280,505
Certificates of Deposit	6,845,000	-	-	6,845,000
Commercial Paper	-	2,249,361	-	2,249,361
Corporate Notes	-	2,815,339	-	2,815,339
Total assets	$8,125,505	$5,064,700	$-	$13,190,205
Derivative instruments payable	$-	$599,698	$-	$599,698
Total liabilities	$-	$599,698	$-	$599,698

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$5,367,633	$-	$-	$5,367,633
Certificates of Deposit	9,750,000	-	-	9,750,000
Commercial Paper	-	999,789	-	999,789
Corporate Notes	-	1,118,961	-	1,118,961
Total assets	$15,117,633	$2,118,750	$-	$17,236,383
Derivative instruments payable	$-	$-	$427,818	$427,818
Total liabilities	$-	$-	$427,818	$427,818

The following table presents reconciliations of transfers between Level 3 and Level 2 as determined at the end of the reporting period and principally resulted from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment:

For the Year Ended December 31, 2014 Derivative Liability
Balance at December 31, 2013	$427,818
Transfer of liabilities out of Level 3	(427,818)
Balance at December 31, 2014	$-

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

The allocation of the purchase price is as follows:

Purchase price	$26,205,500
Cash and cash equivalents	8,495,993
Trade accounts receivable	5,597,361
Unbilled accounts receivable	66,109
Inventory	445,119
Costs in excess of billings	350,943
Other current assets	20,892
Property & equipment	1,562,908
Intangible, customer lists	7,180,307
Intangible, order backlog	3,434,462
Intangible, trade name	1,846,717
Intangible, technology-based asset know how	2,908,811
Intangible, technology-based asset software	630,474
Goodwill	8,799,622
Liabilities assumed	(11,419,029)
Deferred tax liability	(3,715,189)
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

5.             PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2014 and 2013:

	2014	2013
Land	$1,266,160	$1,294,840
Buildings and improvements	5,395,427	5,264,992
Equipment	4,403,219	3,474,005
Computers and software	1,044,336	865,146
	12,109,142	10,898,983
Less accumulated depreciation	(3,879,153)	(2,692,420)
	$8,229,989	$8,206,563

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1,003,291, $756,871 and $579,861, respectively.

During the year ended December 31, 2014, the Company disposed of $1,014,322 of property and equipment with an accumulated depreciation at disposal of $987,834 and recognized a loss on disposal of $26,488.

During 2013, the Company acquired our Tualatin, Oregon headquarters facility.  For further discussion regarding this asset purchase, see Note 9. Notes Payable.

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2014 and 2013, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

	* Estimated Useful Life	December 31, 2014 Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	December 31, 2013 Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Order backlog	2	$3,460,530	$(3,027,963)	$432,567	$3,673,526	$(1,377,572)	$2,295,954
Tradename - Orbital	10	1,860,734	(325,628)	$1,535,106	1,975,262	(148,141)	$1,827,121
Trade mark and tradename - V-Infinity	5	1,095,400	(547,700)	$547,700	1,095,400	(328,620)	$766,780
Customer list – Orbital	10	7,234,806	(1,266,091)	$5,968,715	7,680,110	(576,012)	$7,104,098
Technology rights	20**	652,778	(180,056)	$472,722	715,863	(122,790)	$593,073
Technology - Based Asset - Know How	12	2,930,888	(427,421)	$2,503,467	3,111,286	(194,455)	$2,916,831
Technology - Based Asset - Software	10	635,259	(111,170)	$524,089	674,359	(50,574)	$623,785
Other intangible assets	***	160,638	(98,465)	62,173	156,970	(73,633)	83,337
		18,031,033	(5,984,494)	12,046,539	19,082,776	(2,871,797)	16,210,979
Indefinite-lived intangible assets
Trade mark and tradename - CUI		4,892,856	-	4,892,856	4,892,856	-	4,892,856
Customer list - CUI		1,857,000	-	1,857,000	1,857,000	-	1,857,000
Patents pending technology		551,559	-	551,559	551,559	-	551,559
		7,301,415	-	7,301,415	7,301,415	-	7,301,415

Identifiable intangible assets		$25,332,448	$(5,984,494)	$19,347,954	$26,384,191	$(2,871,797)	$23,512,394

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

** Technology rights are amortized over a twenty year life or the term of the rights agreement.

*** Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.

Management reviews the goodwill and other intangible assets for impairment when facts or circumstances suggest.  As of December 31, 2014, management has evaluated the finite-lived and indefinite-lived goodwill and other intangible assets and believes no additional impairment exists.

Amortization expense from continuing operations for the years ended December 31, 2014, 2013 and 2012 amounted to $3,438,522, $2,522,203 and $150,432, respectively.

As of December 31, 2014, and 2013, the carrying amount of goodwill was $21,886,958 and $22,448,613. The decrease in goodwill during 2014 is related to the foreign exchange rate changes between USD and British Pounds Sterling and their related impact on the goodwill associated with the Orbital Gas Systems acquisition.

Order backlog

As of December 31, 2014, $3,460,530 of costs related to Orbital order backlog have been capitalized.  Amortization expense of order backlog during 2014 was $1.8 million compared to $1.3 million and $0 in 2013 and 2012, respectively, as this asset was acquired with the acquisition Orbital in 2013.  The estimated annual amortization expense related to order backlog as of December 31, 2014 is expected to be $432,567 in 2015.

Trademarks and trade name

As of December 31, 2014, $4,892,856 of costs related to CUI, $1,095,400 of costs related to the V-Infinity brand, and $1,860,734 related to Orbital trademarks and trade names have been capitalized. Amortization expense of trademarks and trade names during 2014 was approximately $416 thousand compared to $360 thousand and $110 thousand in 2013 and 2012, respectively.  During 2012, management determined that the intangible, trademark and trade name V-Infinity within the power and electro-mechanical segment had an estimated useful life remaining of 5 years, and an impairment of $278,428 was necessary.  The estimated annual amortization expense related to trademarks and trade names as of December 31, 2014 is expected to be $405,153 in 2015, $405,153 in 2016, $295,613 in 2017, $186,073 in 2018, $186,073 in 2019 and $604,741 thereafter.

Customer lists

As of December 31, 2014, $7,234,806 of costs related to the Orbital customer lists and $1,857,000 related to the CUI customer lists have been capitalized.  Amortization expense of customer lists during 2014, 2013 and 2012 was approximately $768 thousand, $548 thousand and $0, respectively.  The estimated annual amortization of the intangible, customer list Orbital as of December 31, 2014 is expected to be $723,481 in 2015, $723,481 in 2016, $723,481 in 2017, $723,481 in 2018, $723,481 in 2019 and $2,351,310 thereafter.

 Technology rights

As of December 31, 2014, $652,778 of costs related to technology rights have been capitalized.  Technology rights are amortized over a twenty year life.  Amortization expense of technology rights during 2014 was approximately $68 thousand compared to $44 thousand in 2013 and $27 thousand in 2012.  The estimated annual amortization expense related to existing technology rights as of December 31, 2014 is expected to be $59,647 in 2015, $48,777 in 2016, $48,777 in 2017, $48,777 in 2018, $48,777 in 2019 and $217,967 thereafter.

Technology-based assets

As of December 31, 2014, $2,930,888 of technology-based assets know how have been capitalized.  Also at December 31, 2014, $635,259 of technology-based assets software have been capitalized. Amortization expense of technology-based assets during 2014, 2013 and 2012 was approximately $327 thousand, $233 thousand and $0, respectively, as these assets were acquired in 2013 with the acquisition of Orbital.  The estimated annual amortization expense related to existing technology-based assets as of December 31, 2014 is expected to be $307,767 in 2015, $307,767 in 2016, $307,767 in 2017, $307,767 in 2018, $307,767 in 2019 and $1,488,721 thereafter.

Debt offering costs

During the year ended December 31, 2013, the amortization expense related to debt offering costs was $43 thousand and $73 thousand in 2012. There was no amortization expense of debt offering costs in 2014 as the debt offering costs were fully amortized in 2013.

Other intangible assets

As of December 31, 2014, $160,638 of other intangible assets have been capitalized.  These assets are amortizing over various estimated useful lives based on their individual characteristics.  During 2014, 2013 and 2012, the amortization expense related to other intangible assets was approximately $25 thousand, $25 thousand and $14 thousand, respectively.  The estimated annual amortization expense related to existing other intangible assets as of December 31, 2014 is expected to be $25,261 in 2015, $22,620 in 2016, $8,366 in 2017, $1,398 in 2018, $1,031 in 2019 and $3,497 thereafter.

7. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of December 31, 2014 and 2013:

	Asset Balances at
	December 31,
	2014	2013
Classes of Property
Motor vehicles	$172,624	$336,713
Equipment	22,079	23,438
Less: Accumulated depreciation	(75,663)	(162,765)
	$119,040	$197,386

The following summarizes the current and long term portion of capital leases at December 31, 2014 and 2013:

	Balances at December 31,
	2014	2013
Current leases payable	$32,723	$83,904
Long term leases payable	74,071	58,363
	$106,794	$142,267

	2015	2016	2017	2018	2019	Thereafter	Total
Minimum lease payments	$32,723	$43,339	$30,732	$-	$-	$-	$106,794

8. INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

As at December 31, 2014, 2013 and 2012, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2014, 2013 and 2012, the notional amount for these foreign currency forward exchange contracts outstanding was $0, $462,477 and $0, respectively.

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

The impact of these instruments on the statement of operations in 2014, 2013 and 2012 is summarized below:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013	2012
Foreign currency forward exchange contracts:	Other income	$-	$2,468	$-
	Other (expense)	-	(271)	-
Interest rate swap:
	Derivative (expense)	171,880	427,818	-

9. NOTES PAYABLE

Notes payable is summarized as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
(a) Promissory Note - bank	$3,604,242	$3,681,056
(b) Acquisition Note Payable	5,303,683	5,303,683
Ending Balance	$8,907,925	$8,984,739

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During 2014, the Company made principal payments of approximately $77 thousand against the mortgage promissory note payable. At December 31, 2014, the balance owed on the mortgage promissory note payable was $3,604,242, of which $80,746 and $3,523,496 were in current and long term liabilities, respectively.

(b)

In May 2013, the Company utilized funds from the equity sale to pay down $2,000,000 of principal owing on the note payable owed to International Electronic Devices, Inc. (formerly CUI, Inc.) associated with the acquisition of CUI, Inc.  In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.  The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holders option, convert the note principal into common stock at $0.001 per share. As of December 31, 2014, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the notes payable and working capital line of credit for CUI Global, Inc. as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter
Notes Payable Maturities:	$80,746	$84,874	$89,218	$93,780	$98,574	$8,460,733

10.          WORKING CAPITAL LINE OF CREDIT

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2015. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term (no balance owing at December 31, 2014). On October 1, 2014, the Company extended the term of the LOC to October 1, 2016. At December 31, 2014, the LOC is secured through a security agreement on CUI, Inc. accounts receivable of $4.2 million, CUI, Inc. general intangibles of $8.0 million, inventory of $5.0 million and equipment of CUI, Inc. of $1.3 million.  CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year, this revolving LOC effectively satisfies in full and terminates the earlier LOC with Wells Fargo Bank.

At December 31, 2014 and 2013, respectively, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.

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

Commissions, Royalty and License Fee Agreements

The Company has minimum commitments under certain royalty agreements. Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. As of December 31, 2014, $0.1 million was accrued for royalty and license fees payable, and is reported as a current liability in accrued expenses.

External Sales Representative Commissions

Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2014, $0.2 million was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements

As of the year ended December 31, 2014, the following employment agreements were in place:

William J. Clough, President/Chief Executive Offıcer and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd.

Mr. Clough is employed under a multi-year employment contract with the Company, which was recently extended to run to and through December 31, 2016. Said contract provides, in relevant part, for an annual salary of $460,000 which became effective July 1, 2013 and includes bonus provisions for each calendar year and entitles Mr. Clough to a two year severance package and an annual 4% cost of living adjustment. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2013, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2014 and 2013, there was an accrual of $14,167 and $14,167, respectively, for compensation owed to Mr. Clough. Effective June 24, 2013, Mr. Clough received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Under the terms of Mr. Clough’s contract extension, effective September 21, 2012, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

Matthew M. McKenzie, President of CUI, Inc. and Chief Operating Officer and Corporate Secretary of CUI Global, Inc.

Mr. McKenzie is employed under a three year employment contract with the Company, which was extended to December 31, 2015 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013, an annual 4% cost of living adjustment, an eighteen month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including adjusted EBITDA performance in the power and electro-mechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205,000 and bonus provisions for each calendar year in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. McKenzie received 6,750 shares of common stock with a fair value of $32,400. At December 31, 2014 and 2013 there was an accrual of $18,750 and $8,542, respectively, for compensation owed to Mr. McKenzie. Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares as COO, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

Daniel N. Ford, Chief Financial Offıcer of CUI Global Inc. and Subsidiaries

Mr. Ford is employed under a three year employment contract with the Company, which was extended to December 31, 2015 and provides, in relevant part, for an annual salary of $250,000 effective July 1, 2013, an annual 4% cost of living adjustment, an eighteen month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue and EBITDA performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195,000 and bonus provisions for each calendar year, in which the CUI Global year end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior calendar year gross revenue, a sum equal to 100% of his prior year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2012, in accordance with the bonus provisions of his employment contract, Mr. Ford received 10,650 shares of common stock with a fair value of $51,120. At December 31, 2014 and 2013 there was an accrual of $10,417 and $8,125, respectively, for compensation owed to Mr. Ford. Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over 3 years. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.

 Leases

As an integrated part of the Orbital Gas Systems Limited acquisition, CUI Global, Inc. acquired operating leases of Orbital facilities for office and manufacturing space requirements.  During the year ended December 31, 2014, the monthly base rent of these leases was approximately $15 thousand.  Additionally, CUI Japan leases office space. During the year ended December 31, 2014, the monthly base rent of this lease was approximately $3 thousand.

Rental expense was $0.2 million, $0.5 million and $0.6 million in 2014, 2013 and 2012, respectively, and is included in selling, general and administrative on the statement of operations.

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$219,993	$66,878	$9,108	$-	$-	$-	$295,979

12.          STOCKHOLDERS’ EQUITY

 Common Stock Dividend Restrictions

As of December 31, 2014, there are no restrictions on common stock dividends.  Prior to September 17, 2012, the date the Board of Directors passed a resolution eliminating and discontinuing all preferred stock, there was a restriction on the common stock dividends as any cumulative preferred stock dividends are required to be paid prior to any common stock dividends being paid. Also, at December 31, 2014 and 2013, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances

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

During January, February, March, April and November 2014, 31,850 shares of common stock were issued to three employees, one officer and one former director through cashless exercises of stock purchase options. The Company received $0 from these issuances.

During February, March, August and December 2014, 131,365 shares of common stock were issued to four consultants, one of whom was a former board member, as consideration for services. Of these agreements, one was split into two phases with the first phase completing in 2014 and being fully expensed. The second phase of this consulting agreement could result in up to an additional 150,000 shares of common stock being granted subject to sales related performance criteria being achieved. At December 31, 2014, those criteria have not been achieved and no shares have been granted for the second phase of the agreement. The 131,365 shares issued during 2014 were expensed at a fair value of $932,250.

On March and December 2014, 4,555 shares of common stock were issued in accordance with a royalty agreement on the GasPT2 products to James McKenzie, majority owner of CUI, Inc. prior to the May 2008 asset acquisition by CUI Global.  The fair value of these shares as of the date of grant was $31,447.

On June 25, 2014, 5,624 shares of common stock were issued as an annual performance bonus to an employee.  These shares were expensed at a fair value of $50,000 as of the date of issuance.

In August 2014, 6,435 shares of common stock were issued to three directors as director compensation. These shares were expensed at a fair value of $47,683 as of the grant date.

On December 29, 1,248 shares of common stock were issued as 2014 fourth quarter board compensation to a board member. The shares were expensed at a fair value of $9,750 as of the grant date.

Non-Employee Stock Warrants

During the years ended December 31, 2014 and 2013, no warrants were issued or outstanding.

A summary of the warrants issued to non-employees for services as of December 31, 2012 and changes during the year is presented below:

2012
	Number of Warrants	Weighted Average Exercise Price ($)
Balance at beginning of period	10,071	0.30
Granted	-	-
Exercised	(10,071)	0.30
Forfeited (expired)	-	-
Balance at end of period	-	-
Warrants exercisable at end of period	-	-
Weighted average fair value of warrants granted during the period		-

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

At December 31, 2014, there are 1,324,501 shares of common stock available under the 2008 Equity Incentive Stock Plan and 201,361 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2014, 2013 and 2012, the Company recorded compensation expense of $0.7 million, $0.4 million and $0.2 million, respectively, for stock options that the requisite service was performed during the year.  The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

The remaining total compensation cost related to nonvested option awards not yet recognized as of December 31, 2014 is $0.7 million which is expected to be recognized over the weighted average remaining vesting period of 1.57 years.

A summary of the options issued to employees and directors as of December 31, 2014, 2013 and 2012 and changes during the year are presented below:

	2012
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($)

Balance at beginning of year	259,299	7.75	7.69 Years	-
Exercised	-	-
Expired	(3,000)	5.33
Forefeited	-	-
Granted	425,842	5.68
Balance at end of year	682,141	6.47	8.52 Years	88,000
Exercisable	262,952	7.31		9,252

	2013
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($)

Balance at beginning of year	682,141	6.47	8.52 Years	88,000
Exercised	-	-
Expired	(1,334)	5.70
Forefeited	-	-
Granted	350,000	6.25
Balance at end of year	1,030,807	6.39	8.19 Years	320,637
Exercisable	410,593	6.80		161,511

	2014
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($)

Balance at beginning of year	1,030,807	6.39	8.19 Years	320,637
Exercised	(129,265)	7.35
Expired	(1,000)	5.14
Forefeited	-	-
Granted	97,890	7.11
Balance at end of year	998,432	6.34	7.58 Years	1,205,839
Exercisable	673,473	6.41		789,356

As of December 31, 2014, 2013 and 2012, there were 324,959, 620,214 and 419,189, respectively, non-vested options issued to employees and directors.

The weighted average fair value of options granted during 2014, 2013 and 2012 were $2.14, $1.85 and $2.28, respectively.

The exercise price for granted options in relation to the market price during 2014, 2013 and 2012 are as follows:

	2014 ($)	2013 ($)	2012 ($)
Exercise price lower than the market price	-	-	-
Exercise price equaled the market price	-	-	4.56 - 4.58
Exercise price exceeded the market price	6.92 - 8.15	6.25	6.00

The fair value of options granted during 2014, 2013 and 2012 was estimated on the dates of the grants using the following assumptions:

	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatilities	34% - 61%	44%	84% - 91%
Risk-free interest rates	1.63% - 1.72%	0.73%	0.27%
Expected lives	5 Years	5 Years	2 Years

The following tables summarize information about employee stock options outstanding at December 31, 2014, 2013 and 2012:

Options Outstanding at December 31, 2014				Options Exercisable December 31, 2014
Range of Exercise Price ($)	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable at December 31, 2014	Weighted Average Exercise Price ($)
4.56	63,561		4.56	61,102	4.56
4.58	7,500		4.58	7,500	4.58
5.70	37,416		5.70	37,416	5.70
6.00	330,000		6.00	192,500	6.00
6.25	350,000		6.25	175,000	6.25
6.92	69,138		6.92	69,138	6.92
7.50	71,196		7.50	71,196	7.50
8.15	15,000		8.15	5,000	8.15
9.00	54,621		9.00	54,621	9.00
	998,432	7.58 Years	6.34	673,473	6.41

Options Outstanding at December 31, 2013				Options Exercisable December 31, 2013
Range of Exercise Price ($)	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable at December 31, 2013	Weighted Average Exercise Price ($)
4.56	84,675		4.56	48,183	4.56
4.58	10,167		4.58	10,167	4.58
5.70	38,416		5.70	38,416	5.70
6.00	330,000		6.00	110,000	6.00
6.25	350,000		6.25	-	6.25
7.50	124,573		7.50	124,573	7.50
9.00	92,976		9.00	79,254	9.00
	1,030,807	8.19 Years	6.39	410,593	6.80

Options Outstanding at December 31, 2012				Options Exercisable December 31, 2012
Range of Exercise Price ($)	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable at December 31, 2012	Weighted Average Exercise Price ($)
4.56	84,675		4.56	-	4.56
4.58	10,167		4.58	10,167	4.58
5.70	39,750		5.70	39,750	5.70
6.00	330,000		6.00	27,500	6.00
7.50	124,573		7.50	124,573	7.50
9.00	92,976		9.00	60,962	9.00
	682,141	8.52 Years	6.47	262,952	7.31

13.          RELATED PARTY TRANSACTIONS

The Company recorded investment income of $49,418, $24,766 and $59,623 during 2014, 2013 and 2012, respectively, related to its interest in Test Products International (“TPI”).  For further details regarding TPI, see Note 2 discussion Investment – Equity Method.

During 2014, 2013 and 2012, $265,184, $2,322,863 and $3,468,221, respectively in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2013 payment utilized $2,000,000 from the equity sale proceeds for the repayment of principal.  In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.  The 2012 payment utilized $3,000,000 from the equity sale proceeds for the repayment of principal. At December 31, 2014, the balance of this note is $5,303,683 and is held in long term notes payable, related party.

14.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	As of December 31,
	2014	2013	2012

Foreign currency translation adjustment	$268,352	$1,837,961	$(24,336)
Accumulated other comprehensive income (loss)	$268,352	$1,837,961	$(24,336)

15.          INCOME TAXES

Consolidated income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
U.S. operations	$(869,973)	$(1,342,324)	$(2,545,711)
Foreign operations	(2,657,479)	767	53,104
(Loss) before income tax	$(3,527,452)	$(1,341,557)	$(2,492,607)

The income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Current:
Federal	$-	$-	$-
State and local	28,959	34,514	31,495
Foreign	(80,956)	382,604	2,219
Total current provision (benefit)	(51,997)	417,118	33,714
Deferred:
Federal	-	-	-
State and local	-	-	-
Foreign	(674,177)	(815,562)	-
Total deferred provision (benefit)	(674,177)	(815,562)	-
Total income tax provision (benefit)	$(726,174)	$(398,444)	$33,714

The following table provides a reconciliation of the federal statutory tax at 34% to the recorded tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Computed federal income taxes at the statutory rate (benefit)	$(1,199,334)	$(456,129)	$(847,486)
State income taxes (net of federal benefit)	19,113	22,779	20,787
Permanent tax differences	(345,640)	48,905	38,256
Foreign tax rates and tax credits differing from USA	501,760	(144,999)	-
Change in enacted tax rates applied to foreign deferred taxes	-	(379,236)	-
Change in valuation allowance	297,927	510,236	822,157
Total income tax provision (benefit)	$(726,174)	$(398,444)	$33,714

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014, 2013 and 2012, respectively, are as follows:

	2014	2013 (revised)
Deferred tax assets:
Net operating loss carryforwards	$17,102,334	$17,068,113
Property, plant and equipment	68,289	134,805
Contribution and other carryforwards	319,199	249,274
Inventory and accounts receivable reserves	354,484	398,593
Other	825,859	601,880
Valuation allowance	(18,553,658)	(18,255,731)
Deferred tax assets after valuation allowance	116,507	196,934

Deferred tax liabilities:
Intangible Assets	(5,212,570)	(6,108,826)
Total deferred tax liabilities	(5,212,570)	(6,108,826)

Net deferred tax liabilities	$(5,096,063)	$(5,911,892)

As of December 31, 2014 and 2013, the Company recorded a valuation allowance of $18.6 million and $18.3 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recorded a change in valuation allowance of $0.3 million, $0.5 million and $0.8 million, respectively.  The Company has provided for a full valuation on existing deferred tax assets in the United States.  As of December 31, 2014 and 2013 the Company’s net deferred tax liability for USA purposes is approximately $2.8M and $2.8M, respectively related to basis differences for indefinite lived intangibles recorded for a prior US acquisition.  As of December 31, 2014 and 2013 the Company’s net deferred tax liability for foreign purposes is approximately $2.3 and $3.1, respectively related to basis differences for assets recorded for a prior foreign acquisition. As of December 31, 2014, the Company has available federal and state net operating loss carry forwards of approximately $44.6 million and $44.7 million, respectively, which have various expiration dates beginning in 2018 through 2034.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan and the United Kingdom.  As of December 31, 2014, the Company is not under examination by any income tax jurisdiction.  The Company is no longer subject to examination for years prior to 2011.

The Company accounts for income tax uncertainties using a threshold of "more-likely-than-not" in accordance with the provisions of ASC Topic 740, Income Taxes ("ASC 740").  As of December 31, 2014, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position.  As such, the Company has not recorded any tax, penalties or interest on tax uncertainties.  It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

The Company has immaterial amounts of undistributed earnings of foreign subsidiaries at December 31, 2014 for which no deferred taxes have been provided.  Such earnings are considered indefinitely invested outside of the United States.  If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation.  The amount of the unrecognized deferred tax liability associated with the undistributed earnings is immaterial as of December 31, 2014.  Any unrecognized deferred tax liability would approximate the excess of the U.S. tax liability over the amount of creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

During 2014, management identified an error related to the recognition of deferred tax temporary differences from a non-taxable acquisition of a business during 2008. Under ASC 850, fair value was allocated to the acquired assets, including identifiable intangibles, and liabilities with the excess of the purchase price over fair value recorded as goodwill. For tax purposes, the historical tax basis were retained from the acquisition thus creating temporary tax differences. Under ASC 750, deferred taxes were required to be recorded for tax temporary differences as a result of the acquisition.

During 2014, management identified a portion of the acquired identifiable indefinite-lived intangibles related to the 2008 acquisition for which no deferred tax liabilities were recognized. In addition, management identified an error in its tax filings since 2008 related to overstated tax deductions for amortization on acquired intangibles and goodwill for which no tax basis existed. Management determined that the deductions overstated net operating loss carryforwards and the associated valuation allowance, which had been previously disclosed.

Management determined that the unrecognized deferred tax liability on identifiable indefinite-lived intangibles related to the 2008 acquisition was approximately $2.8 million. Accordingly the Company has revised its consolidated balance sheet as of January 1, 2012 by recording the $2.8 million deferred tax liability with the offset increasing the Company’s accumulated deficit since the effect of the correction relates to years prior to 2012. The consolidated balance sheets for December 31, 2013 and 2012 presented in the accompanying consolidated financial statements reflect this change. The result of this correction did not affect the Company’s consolidated statements of operations, comprehensive income and loss or cash flows for the years ended December 31, 2013 and 2012. Accordingly, management believes that the effect of the correction represents an immaterial adjustment to the accompanying consolidated financial statements at December 31, 2013 and 2012. Management made the revisions to the accompanying consolidated financial statements because recording the correction in 2014 would have been material to the consolidated statement of operations for the year ended December 31, 2014.

In addition, the Company determined that no impact other than disclosure would result from the correction of the overstated net operating loss carryforwards which have been subject to a full valuation allowance. The reversal of the overstated deferred tax assets representing net operating loss carryforwards, would be completely offset by a reduction in existing valuation allowances for the same previous years. The Company has revised its income tax footnote disclosure as of January 1, 2012, to reflect these revisions to its deferred tax assets, valuation allowance and deferred tax liabilities with the corresponding impact flowing through in subsequent disclosures.

16.          CONCENTRATIONS

During 2014, 52% of revenues were derived from three customers at 30%, 16% and 6%. During 2013, 50% of revenues were derived from two customers at 33% and 17%.  During 2012, 51% of revenues were derived from two customers at 47% and 4%.

The Company’s major product lines in 2014 and 2013 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.  During 2012, the company’s major product lines were power and electro-mechanical products.

At December 31, 2014, of the gross trade accounts receivable totaling approximately $12.1 million, 38% was due from three customers: 16%, 13% and 9%. At December 31, 2013, of the gross trade accounts receivable totaling approximately $9.3 million, 25% was due from one customer. At December 31, 2012, 45% of the gross trade accounts receivable totaling approximately $5.1 million, was due from two customers:  37% and 8%.

During 2014, the Company had one supplier concentration of 11% related to inventory product received.

With the United Kingdom operations of Orbital Gas Systems, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 34% and 46%, respectively for the year ended December 31, 2014.

17.          SUBSEQUENT EVENTS

Management has reviewed for subsequent events and identified the following:

On January 2, 2015, pursuant to board service agreements, two board members received 2,500 shares of common stock each. These 5,000 shares were expensed at their grant date fair value of $36,300.

Effective January 5, 2015, CUI Global began operations of Orbital Gas Systems, North America in Houston, Texas to represent the company gas segment in North America. In conjunction with this, the Company entered into a three year lease for our Houston facility.

Also on January 5, 2015, the employee hired as Director of Sales and Marketing for Orbital Gas Systems, North America, was granted a signing bonus of 17,655 shares of common stock which were expensed at their grant date fair value of $125,000.

On March 2, 2015, 10,000 shares of common stock were issued, with a grant date fair value of $62,600, to a consultant pursuant to an agreement for strategic investor marketing services to be rendered for the benefit of the company through July 1, 2016.

Effective March 6, 2015, CUI Global agreed to acquire specific assets of the privately held Canadian equipment manufacturer Tectrol, Inc., a leading designer and manufacturer of standard and custom power solutions. CUI Global agreed to purchase the assets of Tectrol for $5.2 million subject to final closing adjustments. In addition, CUI entered into a five year lease of the former Tectrol facility.

18.      QUARTERLY FINANCIAL INFORMATION – UNAUDITED

Quarter ended:	March 31	June 30	September 30	December 31
2014
Total revenue	$16,899,909	$19,214,193	$21,376,621	$18,554,494
Total cost of revenue	9,905,687	11,506,825	13,369,093	12,712,678
Gross profit	6,994,222	7,707,368	8,007,528	5,841,816
Gross profit percent	41%	40%	37%	31%
Selling, general and administrative	6,191,700	6,494,599	6,878,580	6,496,788
Depreciation and amortization	1,053,013	1,076,155	1,066,163	1,001,825
Research and development	269,852	328,765	322,969	247,272
Bad debt	(108,000)	30,231	18,130	20,452
Loss on disposals of fixed assets	4,754	-	-	21,734
Impairment of intangible	-	-	-	32,355
Operating (loss)	$(417,097)	$(222,382)	$(278,314)	$(1,978,610)
Consolidated Net (loss)	$(487,918)	$(66,462)	$(348,568)	$(1,898,330)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.02)	$(0.00)	$(0.02)	$(0.09)
Diluted income (loss) per common share	$(0.02)	$(0.00)	$(0.02)	$(0.09)
Basic weighted average common shares outstanding	20,587,523	20,628,347	20,673,862	20,742,930

Quarter ended:	March 31	June 30	September 30	December 31
2013
Total revenue	$10,059,360	$18,151,091	$17,213,757	$15,227,457
Total cost of revenue	6,047,605	11,085,366	10,614,380	9,131,544
Gross profit	4,011,755	7,065,725	6,599,377	6,095,913
Gross profit percent	40%	39%	38%	40%
Selling, general and administrative	3,166,491	6,061,377	5,019,853	5,250,805
Depreciation and amortization	983,266	211,138	1,008,046	1,076,624
Research and development	244,690	198,775	187,866	259,130
Bad debt	(5,000)	47,470	(10,000)	179,076
Loss on disposals of fixed assets	-	-	-	9,648
Impairment of intangible	-	-	-	-
Operating income (loss)	$(377,692)	$546,965	$393,612	$(679,370)
Consolidated Net income (loss)	$(462,092)	$437,233	$737,286	$(1,655,540)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.04)	$0.02	$0.04	$(0.08)
Diluted income (loss) per common share	$(0.04)	$0.02	$0.04	$(0.08)
Basic weighted average common hares outstanding	10,883,280	18,835,103	20,564,163	20,578,551
Diluted weighted average common shares outstanding	10,883,280	18,843,674	20,574,784	20,578,551

