Form 10-Q
period 2015-03-31
CUI Global, Inc.
filed 2015-05-11
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES ☐ NO ☒

As of May 8, 2015, there were 20,780,503 shares of the Company's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,592,563	$11,704,361
Short term investments held to maturity	5,485,388	11,159,765
Trade accounts receivable, net of allowance of $234,368 and $253,871, respectively	9,938,920	9,979,733
Inventories, net of allowance of $401,234 and $394,165, respectively	10,004,452	6,840,845
Costs in excess of billings	2,113,206	1,888,849
Prepaid expenses and other	3,484,321	1,552,411
Total current assets	40,618,850	43,125,964

Property and equipment, net	9,624,000	8,141,682

Other Assets:
Investment - equity method	346,130	332,429
Other intangible assets, net	19,633,745	19,436,261
Deposits and other	7,246	130,579
Goodwill	21,551,622	21,886,958
Total other assets	41,538,743	41,786,227
Total assets	$91,781,593	$93,053,873

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,639,589	$3,833,749
Mortgage note payable, current portion	81,769	80,746
Leases payable, current	28,133	32,723
Accrued expenses	4,019,844	3,161,258
Billings in excess of costs	3,734,516	3,623,906
Unearned revenue	2,498,485	1,622,579
Total current liabilities	16,002,336	12,354,961
Long term leases payable	63,537	74,071
Derivative liability	659,101	599,698
Long term mortgage note payable, net of current portion of $81,769 and $80,746, respectively	3,502,457	3,523,496
Long term notes payable, related party	5,303,683	5,303,683
Contingent consideration, net of current portion of $40,000 and $0, respectively	175,500	-
Deferred revenue	155,988	131,565
Deferred tax liabilities, net	4,844,713	5,096,063
Total long term liabilities	14,704,979	14,728,576
Total liabilities	30,707,315	27,083,537

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,780,395 shares issued and outstanding at March 31, 2015 and 20,747,740 shares issued and outstanding at December 31, 2014	20,780	20,748
Additional paid-in capital	148,746,041	148,397,980
Accumulated deficit	(86,792,900)	(82,716,744)
Accumulated other comprehensive income (loss)	(899,643)	268,352
Total stockholders' equity	61,074,278	65,970,336
Total liabilities and stockholders' equity	$91,781,593	$93,053,873

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2015	2014
Revenues:
Product revenues	$16,843,267	$16,890,121
Revenue from freight	9,853	9,788
Total revenue	16,853,120	16,899,909

Cost of revenues	10,620,075	9,905,687

Gross profit	6,233,045	6,994,222

Operating expenses:
Selling, general and administrative	8,718,044	6,191,700
Depreciation and amortization	997,655	1,053,013
Research and development	410,143	269,852
Bad debt	82,611	(108,000)
Impairment of intangible asset	2,500	-
Total operating expenses	10,210,953	7,406,565

Loss from operations	(3,977,908)	(412,343)

Other income (expense):
Other income	37,631	81,869
Other expense	(81,784)	(5,049)
Unrealized (loss) on derivative	(59,403)	(55,580)
Earnings from equity investment	13,701	15,370
Amortization of investment premiums and discounts	(14,220)	(14,982)
Interest expense	(112,923)	(125,491)
Total other income (expense), net	(216,998)	(103,863)

(Loss) before taxes	(4,194,906)	(516,206)
(Benefit) for taxes	(118,750)	(28,288)
Consolidated net (loss)	$(4,076,156)	$(487,918)

Basic and diluted (loss) per common share	$(0.20)	$(0.02)
Basic and diluted weighted average common and common equivalent shares outstanding	20,774,000	20,587,523

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(unaudited)

	For the three months ended March 31,
	2015	2014
Consolidated net (loss)	$(4,076,156)	$(487,918)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,167,995)	246,905
Consolidated comprehensive net (loss)	$(5,244,151)	$(241,013)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2015
	Common Stock			Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares		Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2014	20,747,740		$20,748	$148,397,980	$(82,716,744)	$268,352	$65,970,336
Options granted for services and compensation	-		-	124,193	-	-	124,193
Common stock issued for services and compensation	32,655		32	223,868	-	-	223,900
Net loss for the period ended March 31, 2015	-		-	-	(4,076,156)	-	(4,076,156)
Other comprehensive loss	-		-	-	-	(1,167,995)	(1,167,995)
Balance, March 31, 2015	20,780,395	#	$20,780	$148,746,041	$(86,792,900)	$(899,643)	$61,074,278

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,076,156)	$(487,918)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock and options issued for compensation, royalties and services	285,494	224,495
Unrealized loss on derivative	59,403	55,580
Non-cash earnings on equity method investment	(13,701)	(15,370)
Allowance for bad debt expense and returns allowances	92,611	(108,000)
Amortization of investment premiums and discounts	14,220	14,982
Amortization of intangibles	830,254	875,827
Deferred income taxes	(151,397)	(181,057)
Impairment of intangible asset	2,500	-
Inventory reserve	13,164	2,485
Loss on disposal of assets	-	4,754
Depreciation	222,268	242,618
(Increase) decrease in assets:
Trade accounts receivable	(403,535)	(1,535,010)
Inventory	(984,987)	236,996
Costs in excess of billings	(224,357)	152,182
Prepaid expenses and other current assets	(1,018,379)	(431,235)
Deposits and other assets	123,333	(8,354)
Increase (decrease) in liabilities:
Accounts payable	1,865,225	1,075,676
Accrued expenses	748,281	(216,035)
Unearned revenue	906,898	412,040
Billings in excess of costs	273,350	(402,209)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,435,511)	(87,553)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, including amount refundable from escrow, and net of contingent consideration (Note 4)	(5,186,402)	-
Investments in other intangible assets, net	(66,259)	(1,070)
Purchase of short term investments held to maturity	-	(3,880,332)
Maturities of short term investments held to maturity	5,660,157	3,000,377
Purchase of property and equipment	(985,516)	(355,353)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(578,020)	(1,236,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to leases payable	(10,548)	(42,118)
Payments to notes and loans payable	(20,016)	(19,041)
NET CASH (USED IN) FINANCING ACTIVITIES	(30,564)	(61,159)
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(67,703)	44,978
Cash and cash equivalents at beginning of period	11,704,361	16,575,508
Cash and cash equivalents at end of period	9,592,563	15,235,396
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,111,798)	$(1,340,112)

(continued)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the three months ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$32,647	$104,868
Interest paid	$125,108	$127,048

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for royalties payable pursuant to product agreements, related party	$-	$18,248
Contingent consideration recorded in acquisition	$215,500	$-
Capital leases	$-	$79,839
Common stock issued for prepaid consulting services	$62,599	$115,000

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information which includes condensed consolidated financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2014.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

CUI Global, Inc. (CUI Global) is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries (CUI, Inc., CUI-Canada, Inc., CUI Japan, Orbital Gas Systems Limited and Orbital Gas Systems, North America), CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

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

On March 5, 2015, we closed on an Asset Purchase Agreement to acquire certain assets and assumed certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc. (CUI-Canada), to receive these acquired assets and liabilities. CUI-Canada, Inc. operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies. Sales of products produced by CUI-Canada will be marketed and sold through existing CUI, Inc. sales channels as well as to existing Tectrol customers.

Orbital Gas Systems Limited (Orbital), is a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (“RTU”) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. The GasPT2 technology products are sold through Orbital. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, a wholly owned subsidiary, to represent the gas segment in the North American market.

CUI Properties, LLC owns the CUI Global headquarters facility located in Tualatin, Oregon.

During the quarter ended March 31, 2015, total revenues at CUI Global consisted of 63% from the power and electro-mechanical segment and 37% from the gas segment.

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

Principles of Consolidation

The condensed consolidated financial statements for 2015 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI-Canada, Inc., CUI Japan, CUI Properties, LLC, Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, hereafter referred to as the “Company”. The condensed consolidated financial statements for 2014 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Properties, LLC, and Orbital Gas Systems, Ltd. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying condensed consolidated balance sheets approximate fair value at March 31, 2015 and December 31, 2014 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At March 31, 2015, the Company had $9.6 million of cash and cash equivalents which includes $945 thousand at domestic financial institutions which were covered under the FDIC insured deposits programs and $205 thousand at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At March 31, 2015 the Company had cash and cash equivalents of $65 thousand in Japanese bank accounts and $1.6 million in European bank accounts. Also at March 31, 2015, the Company had cash and cash equivalents of $609 thousand in Canadian bank accounts.

Investments

The Company considers all investments with maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At March 31, 2015, CUI Global had $5.5 million of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At March 31, 2015, the Company had $5.2 million of investments in certificates of deposit which were covered under FDIC insured limits and $0.3 million of investments covered under the $0.5 million SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales and from billings on percentage of completion contracts. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $234 thousand at March 31, 2015 is considered adequate. The reserve takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method. At March 31, 2015, inventory is valued, net at $10.0 million. The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At March 31, 2015, inventory consisted of approximately $6.1 million of finished goods, $4.0 million of raw materials, $0.3 million of work in process and an allowance of $0.4 million.

Land, Buildings, Furniture, Vehicles, and Equipment

Land is recorded at cost and includes expenditures made to ready it for use.

Buildings and improvements are recorded at cost.

Furniture, vehicles, and equipment are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

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

The cost of buildings and improvements, furniture, vehicles, and equipment is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives for buildings, furniture, vehicles, and equipment are as follows:

Estimated Useful Life
Buildings and improvements	5 to 39 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 5 years

Long-Lived Assets

Long-lived assets including finite lived identifiable assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

1.	Inputs used to measure fair value are unadjusted quote prices available in active markets for the identical assets or liabilities if available.
2.	Inputs used to measure fair value, other than quoted prices included in 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. This includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full life of the asset.
3.	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
4.	Expert appraisal and fair value measurement as completed by third party experts.

The following are the estimated useful life for the intangible assets:

Finite-lived intangible assets	Estimated Useful Life
Order backlog - Orbital	2
Trade name - Orbital	10
Trade name - CUI - Canada	3
Trade name - V-Infinity	5
Customer list - Orbital	10
Customer list - CUI Canada	7
Technology rights	20*
Technology - Based Asset - Know How	12
Technology - Based Asset - Software	10
Technology - Based Asset - Power	7
Patents	**
Software	3 to 5***
Other intangible assets	****

Indefinite-lived intangible assets
Trade name - CUI	*****
Customer list - CUI	*****
Patents pending technology	*****

* Technology rights are amortized over a twenty year life or the term of the rights agreement.

** Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.

*** Software assets are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

**** Other intangible assets are amortized over their estimated useful life.

***** Indefinite-lived intangible assets are reviewed annually for impairment and when circumstances suggest.

Goodwill Assets

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. For the year ended December 31, 2014, the Company determined there was no impairment of goodwill. For the quarter ended March 31, 2015, no events or triggering events requiring impairment analysis occurred.

Investment – Equity Method

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 8.94% interest thru March 31, 2014 and 8.50% thereafter) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the financial statements of the affiliate as of and for the three months ended March 31, 2015 is as follows:

Current assets	$6,352,839
Non-current assets	546,947
Total Assets	$6,899,786

Current liabilities	$2,040,790
Non-current liabilities	712,040
Stockholders' equity	4,146,956
Total Liabilities and Stockholders' Equity	$6,899,786

Revenues	$3,276,483
Operating income	183,983
Net profit	161,186
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$161,186
Company share of Net Profit	$13,701
Equity investment in affiliate	$346,130

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. During the first quarter of 2015, the Company recorded an impairment of $2,500 for patent costs within the power and electro-mechanical segment as the Company will not continue pursuit of the related patent grants.

Derivative Instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2015, the Company had $59 thousand of unrealized loss related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company recorded stock-based compensation expense of $285 thousand for the three months ended March 31, 2015.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 23% of revenues, we have such history and ability to estimate; therefore, recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For two other distributor arrangements, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributors resell the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At March 31, 2015, the Costs in excess of billings balance was $2.1 million and the Billings in excess of costs balance was $3.7 million.

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

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at March 31, 2015 or 2014.

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2015 and 2014 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Following the acquisition of Orbital Gas Systems Limited in April 2013, management has identified three operating segments based on the activities of the company in accordance with the ASC 280-10. The three segments are Power and Electro-Mechanical, Gas and Other. The Power and Electro-Mechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Gas segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America which includes gas related test and measurement systems, including the GasPT2. The Other segment represents the remaining activities that do not meet the threshold for segment reporting and are combined.

The following information represents segment activity for the three months ended March 31, 2015:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$10,689,446	$6,163,674	$-	$16,853,120
Depreciation and amortization	266,101	785,577	844	1,052,522
Earnings from equity investment	13,701	-	-	13,701
Interest expense	54,470	1,789	56,664	112,923
Income (loss) from operations	(530,752)	(2,185,432)	(1,261,724)	(3,977,908)
Segment assets	50,705,418	33,014,498	8,061,677	91,781,593
Intangible assets	9,549,858	10,076,668	7,219	19,633,745
Goodwill	13,083,663	8,467,959	-	21,551,622
*Expenditures for segment assets	330,908	720,867	-	1,051,775

The following information represents segment activity for the three months ended March 31, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$10,830,307	$6,069,602	$-	$16,899,909
Depreciation and amortization	240,211	874,859	3,375	1,118,445
Earnings from equity investment	15,370	-	-	15,370
Interest expense	57,510	1,685	66,296	125,491
Income (loss) from operations	1,038,390	(283,888)	(1,166,845)	(412,343)
Segment assets	42,078,426	41,933,160	16,129,712	100,141,298
Intangible assets	8,341,759	14,498,774	10,594	22,851,127
Goodwill	13,039,515	9,497,198	-	22,536,713
Expenditures for segment assets	269,498	86,925	-	356,423

* Excludes amounts for acquisition.

Reclassification

Certain amounts from the prior periods have been reclassified to the current period presentation including, for the year ended December 31, 2014, $1.9 million of trade accounts receivable that were reclassified to costs in excess of billings, $88 thousand of software, net of amortization that were reclassified to Other intangible assets, net on the condensed consolidated balance sheets, and for the three months ended March 31, 2014 condensed consolidated statements of cash flows $13 thousand was reclassified to amortization of intangibles and $1 thousand was reclassified to investment in other intangible assets, net.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017. Recently the FASB has proposed a one year deferral for implementing this standard.

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

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of March 31, 2015 and December 31, 2014, respectively, was as follows:

March 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,908,863	$-	$-	$1,908,863
Certificates of Deposit	5,185,000	-	-	5,185,000
Corporate Notes	-	300,388	-	300,388
Total Assets	$7,093,863	$300,388	$-	$7,394,251
Derivative liability	$-	$659,101	$-	$659,101
Total liabilities	$-	$659,101	$-	$659,101

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,280,505	$-	$-	$1,280,505
Certificates of Deposit	6,845,000	-	-	6,845,000
Commercial Paper	-	2,249,361	-	2,249,361
Corporate Notes	-	2,815,339	-	2,815,339
Total Assets	$8,125,505	$5,064,700	$-	$13,190,205
Derivative liability	$-	$599,698	$-	$599,698
Total liabilities	$-	$599,698	$-	$599,698

4. ACQUISITION

CUI-Canada, Inc.

On March 5, 2015, we closed on an Asset Purchase Agreement to acquire certain assets and assumed certain liabilities of Tectrol, Inc., a Toronto, Canada corporation.  The acquisition was effective March 1, 2015. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets and liabilities. That entity entered into a five-year lease of the Toronto facility where Tectrol, Inc. was operating its business. CUI-Canada, Inc. operations include the design, manufacture assembly and sales of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies.

The purchase price for the acquisition of the assets was five million two hundred thousand dollars ($5,200,000), subject to good faith adjustments by the Parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments.  In addition, the agreement calls for an earn-out/royalty payment of two percent (2%) of the gross sales (for specific, identified customers) over a period of three (3) years from the closing date, up to a maximum of $300,000, that may or may not be paid to the Seller within 90 days of each calendar year end, depending on performance by the identified customer(s).  The final adjusted purchase price for the acquisition of Tectrol was $4,500,945, which includes the present value of $300,000 of royalties to be paid on future sales, which has been recorded as $215,500 of contingent consideration. The full purchase price less the royalties was paid in cash. Amounts paid in excess of the purchase price, which were due to the adjustments, is held in escrow at March 31, 2015 and will be refunded to the Company. The amount is $900,957 and is included in other current assets in the consolidated balance sheet. We funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short term investments that had matured.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liability assumed based upon their estimated fair values at the date of acquisition.

The allocation of the purchase price is as follows:

Purchase price	$4,500,945
Inventory	2,301,624
Property & equipment	831,298
Software	73,484
Intangible, customer lists	270,000
Intangible, trade mark and tradename	130,000
Intangible, technology-based asset	1,000,000
Goodwill	63,578
Liabilities assumed	(169,039)
$4,500,945

CUI Global recognized revenues of $651 thousand and net loss of $300 thousand related to the operations of CUI Canada since acquisition on March 1, 2015.

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the three months ended March 31, 2015 and 2014 as though the acquisition had been completed as of January 1, 2014 and January 1, 2015:

For the three months ended March 31, 2015

	CUI Global	Tectrol, Inc.	Adjustment	Pro Forma
Gross revenue	$16,853,120	$4,837,085	$-	$21,690,205
Total expenses	20,929,276	5,212,203	37,460	26,178,939
Net profit (loss)	$(4,076,156)	$(375,118)		$(4,488,734)
Basic and diluted loss per share				$(0.22)

For the three months ended March 31, 2014

	CUI Global	Tectrol, Inc.	Adjustment	Pro Forma
Gross revenue	$16,899,909	$5,419,651	$-	$22,319,560
Total expenses	17,387,827	5,535,659	56,190	22,979,676
Net profit (loss)	$(487,918)	$(116,008)		$(660,116)
Basic and diluted loss per share				$(0.03)

(1)	Adjustment to recognize the amortization expense of $37,460 and $56,190 of acquisition related intangible assets as though the acquisition had occurred at the beginning January 1, 2015 and 2014, respectively. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

5.  INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2015 and 2014, which consist of options, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive for each period. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015 and 2014, 998,432 and 708,045 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position.

	For the Three months ended
	March 31,
	2015	2014
Consolidated Net (loss)	$(4,076,156)	$(487,918)
Weighted average number of shares outstanding	20,774,000	20,587,523
Weighted average number of common and common equivalent shares	20,774,000	20,587,523
Basic and diluted (loss) per common share	$(0.20)	$(0.02)

6.  CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Interest cost incurred	$(124,378)	$(125,491)
Interest cost capitalized - property and equipment	11,455	-
Interest expense, net	$(112,923)	$(125,491)

7.  INCOME TAXES

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against our U.S. and certain foreign net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net benefit of $119 thousand was recorded to the income tax provision for the three month period ended March 31, 2015 resulting in an effective tax rate of 2.8% for the period. The income tax benefit for the quarter relates primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $28 thousand and 5.5%, respectively, for the same period in 2014, which relates primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

8.  WORKING CAPITAL LINE OF CREDIT

During the period ended March 31, 2015, our wholly owned subsidiary, CUI, Inc., maintained a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2016. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. At March 31, 2015, the LOC is secured through a security agreement on CUI, Inc. net accounts receivable of $3.6 million, CUI, Inc. net general intangibles of $8.1 million, net inventory of $5.1 million and equipment of CUI, Inc. of $1.4 million. CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year.

At March 31, 2015 and 2014, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Foreign currency translation adjustment	$(899,643)	$(2,084,866)
Accumulated other comprehensive income (loss)	$(899,643)	$(2,084,866)

10.  CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of March 31, 2015:

Classes of Property	Balance at March 31, 2015
Motor vehicles	$164,865
Equipment	21,087
Less: Accumulated depreciation	(81,183)
$104,769

The following summarizes the current and long term portion of capital leases at March 31, 2015:

Balance at
March 31, 2015
Current leases payable	$28,133
Long term leases payable	63,537
$91,670

11.  NOTES PAYABLE

Notes payable is summarized as follows at March 31, 2015:

Balance at March 31, 2015
(a) Promissory Note - bank	$3,584,226
(b) Acquisition Note Payable - related party	5,303,683
$8,887,909

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the three months ended March 31, 2015, the Company made principal payments of $20 thousand against the mortgage promissory note payable. At March 31, 2015, the balance owed on the mortgage promissory note payable was $3,584,226, of which $81,769 and $3,502,457 were in current and long term liabilities, respectively at March 31, 2015.

(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holders option, convert the note principal into common stock at $0.001 per share. As of March 31, 2015, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the mortgage notes payable and acquisition note payable – related party for CUI Global, Inc. as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Note payable maturities:	$60,730	$84,874	$89,218	$93,780	$98,574	$8,460,733	$8,887,909

12.	CONCENTRATIONS

During the first quarter of 2015, 52% of revenues were derived from four customers at 23%, 14%, 8% and 7%. During the first quarter of 2014, 49% of revenues were derived from two customers at 31% and 18%.

The Company’s major product lines during the first quarters of 2015 and 2014 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.

At March 31, 2015, of the gross trade accounts receivable of $12.3 million, 27% was due from two customers at 15% and 12%. At March 31, 2014, of the gross trade accounts receivable, 39% was due from two customers at 28% and 11%.

During the quarter ended March 31, 2015, CUI had one supplier concentration of 10% related to inventory product received.

The Company has revenue concentrations in the United Kingdom of 35% for the three months ended March 31, 2015 and trade accounts receivable concentration in the United Kingdom of 45% for the quarter ended March 31, 2015. For the quarter ended March 31, 2014, the Company had concentrations in the United Kingdom of revenue of 36% and trade accounts receivable of 63%.

13.	OTHER EQUITY TRANSACTIONS

During January 2015, two board members received 2,500 shares of fully vested restricted common stock each. These 5,000 shares were expensed at their grant date fair value of $36,300.

Also during January 2015, 17,655 shares of fully vested restricted common stock were issued as a signing bonus to the employee hired as Director of Sales and Marketing for Orbital Gas Systems, North America. These were expensed at their grant date fair value of $125,000.

During March 2015, 10,000 shares of fully vested restricted common shares were issued, with a grant date fair value of $62,600, to a consultant pursuant to an agreement for strategic investor marketing services to be rendered for the benefit of the company through July 1, 2016. The grant date fair value of $62,600 is recorded as a prepaid expense at March 31, 2015.

14.	SUBSEQUENT EVENTS

In April 2015, 108 shares of common stock were issued to a former employee through a cashless option exercise. The Company received $0 for the issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our un-audited condensed consolidated financial statements as of March 31, 2015 and notes thereto included in this document and our audited consolidated financial statements in our 10-K filings for the period ended December 31, 2014 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2015, CUI Global had a consolidated loss from operations of $3,977,908. During the three months ended March 31, 2015, CUI Global had a consolidated net loss of $4,076,156. The consolidated net loss for the three months ended was primarily the result of increased selling, general and administrative expenses related to the opening of the Orbital Gas Systems, North America facility in January 2015 and the addition of CUI Canada, Inc. in March 2015 as well as the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited acquisition and CUI Canada acquisition.

CUI, Inc., CUI-Canada, Inc. and CUI Japan – Subsidiaries

CUI, Inc., CUI-Canada, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs) and make up the power and electro-mechanical segment of CUI Global. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

CUI’s power and electro-mechanical segment defines its product offering into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions which include Novum and Solus. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

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

The AMT amounts to almost 2,000 different encoders in one package. The company is selling and distributing the AMT through various customers. Moreover, the product is being marketed by multiple DC motor manufacturers. The AMT has been awarded several design wins from Motion Control OEM’s producing a wide range of products from cash machines to robotics.

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

Orbital Gas Systems, Ltd.and Orbital Gas Systems, North America - Subsidiaries

Orbital Gas Systems Limited and Orbital Gas Systems, North America provide natural gas infrastructure and high-tech solutions to the natural gas markets. Since its inception in 1984, Orbital Gas Systems Limited has operated successfully in the natural gas industry and is the largest natural gas systems integrator in the United Kingdom. Orbital Gas Systems, North America was opened in January 2015 to extend the reach of the CUI Global gas segment further to North America with a physical presence located in Houston, Texas. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

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

In conjunction with the 2013 Orbital acquisition, we have moved the entire GasPT2 technology portfolio, along with the VE-Probe, into Orbital’s product division, Orbital Global Solutions. Orbital-GS has successfully introduced the combined GasPT2 unit and VE-Probe to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device has now successfully undergone second phase testing with GE-Energy in October 2013.

In January 2012 the company entered into a five (5) year, exclusive distribution agreement for our GasPT2 technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our GasPT2 gas metering device for Italy and North Africa, including Libya and Tunisia. SOCRATE is the “vendor-of-choice” for SNAM RETE GAS (“SRG”) and was referred to the company by SRG. SOCRATE continues to be involved in negotiations with SRG relative to both the 2010 Technical Upgrade of Metering Facilities and 2011/2012 New Capacity and Implementation Plan. In conjunction with those two initiatives, SRG transmission system has concluded 11 months of in-field testing with six (6) GasPTi units. Addtionally, Orbital has received fiscal certification from the highly respected European certification company, NMI-Certin.

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

Results of Operations

Revenue

During the first quarter ended March 31, 2015 and 2014, revenue was $16,853,120 and $16,899,909, respectively. The revenue for the first quarter ended March 31, 2015 is comprised of $10.7 million from the power and electro-mechanical segment and $6.2 million from the gas segment operations. The revenue for the first quarter ended March 31, 2014 is comprised of $10.8 million from the power and electro-mechanical segment and $6.1 from the gas segment operations.

The revenues as compared to the prior year quarter were relatively consistent for the three months ended March 31, 2015 and 2014. The revenues for the three months ended March 31, 2015 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, and the addition in March 2015 of CUI-Canada. The power segment was adversely affected during the first three months of 2015 by delays in receiving product associated with cargo delays at the ports. The January 2015 opening of Orbital Gas Systems, North America has resulted in increased sales backlog however it had minimal revenues recognized for the first quarter of 2015.

The customer orders related to the power and electro-mechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of a third distribution channel, and the addition in March 2015 of CUI-Canada.

The power and electro-mechanical segment held a backlog of customer orders of approximately $23.7 million as of March 31, 2015. At March 31, 2015, the gas segment held a backlog of customer orders of approximately $15.8 million.

Cost of revenues

For the first quarter ended March 31, 2015 and 2014, the cost of revenues was $10,620,075 and $9,905,687 respectively.

The cost of revenues as a percentage of revenue for the first quarter ended March 31, 2015 increased to 63.0% from 58.6% during the prior year comparative period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, contract labor necessary to complete gas related projects, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the power and electro-mechanical segment for the first quarter ended March 31, 2015 was 63.1%. The cost of revenues as a percentage of revenue for the gas segment for the first quarter ended March 31, 2015 was 62.8%.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the first quarter ended March 31, 2015 compared to the same period in 2014, SG&A expenses increased $2.5 million. The increase during the first quarter ended March 31, 2015 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems, North America which opened in January 2015 and accounted for approximately $1.6 million of additional SG&A during the period. Additionally, CUI-Canada was acquired in March 2015 and accounted for approximately $114 thousand of the increase in SG&A during the period. The remaining increases in SG&A are associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, new product introductions and expenses associated with the acquisition of CUI-Canada. As a percentage of total revenue, SG&A increased during the three month period ended March 31, 2015 to 51.7% from 36.6% during the prior year comparable period. The Company expects the SG&A as a percentage of revenues will improve during the remainder of 2015 as Orbital Gas Systems, North America begins to contribute revenues and with the introduction of products acquired with CUI-Canada into the power and electro-mechanical sales channels.

Depreciation and Amortization

The depreciation and amortization expenses are associated with the depreciated buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

During the first quarter ended March 31, 2015 and 2014, the total depreciation and amortization expenses were $1.1 million and $1.1 million, respectively. The total depreciation and amortization expenses for the first quarter ended March 31, 2015 and 2014 include $55 thousand and $65 thousand, respectively, which are included in cost of revenues. Depreciation and amortization has remained consistent between the comparable periods.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $410 thousand and $270 thousand for the first quarter ended March 31, 2015 and 2014, respectively.

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, GasPT2, and other products.

Bad Debt

Bad debt expense during the first quarter ended March 31, 2015 were $83 thousand as compared to a benefit during the prior year comparable period of $108 thousand. The current year expense is associated with miscellaneous customer receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which CUI Global has determined the balance to be uncollectible and increased the bad debt reserve.

Other Income

Other income for the first quarter ended March 31, 2015 consisted primarily of $25 thousand of interest income, $6 thousand of rental income and $6 thousand recovery of bad debt. Other income for the first quarter ended March 31, 2014 consisted primarily of $43 thousand of gain on foreign exchange, $33 thousand of interest income, and $6 thousand of rental income.

Investment Income

The Company recognized earnings of $14 thousand on equity investment in affiliate for the first quarter ended March 31, 2015 as compared to earnings of $15 thousand during the same period in 2014.

Interest Expense

For the first quarter ended March 31, 2015 and 2014, the Company incurred interest expense, net of amounts capitalized, of $113 thousand and $125 thousand, respectively. Interest expense in 2015 and 2014 is associated with interest on bank and secured promissory notes.

Provision (benefit) for taxes

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against our U.S. and certain foreign net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net benefit of $119 thousand was recorded to the income tax provision for the three month period ended March 31, 2015 resulting in an effective tax rate of 2.8% for the period. The income tax benefit for the quarter relates primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $28 thousand and 5.5%, respectively, for the same period in 2014, which relates primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits are reduced by a full valuation allowance.

Liquidity and Capital Resources

General

As of March 31, 2015, CUI Global held Cash and cash equivalents of $9.6 million and investments of $5.5 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash and cash equivalent and matured short term investments on hand.

Cash Used In Operations

Operating requirements generated negative cash flow from operations of $1.4 million during the three months March 31, 2015, versus negative cash flow from operations of $88 thousand for the same period 2014. The change in cash from operations is primarily the result of the first quarter net loss before non-cash expenses offset by changes in assets and liabilities.

Significant factors that impacted the cash used in operations include the increased receivables of approximately $0.4 million associated primarily with the timing of deliveries and related sales terms. Inventory increased approximately $1.0 million associated with timing of customer orders and ongoing projects. Costs in excess of billings increased approximately $0.2 million associated with timing of billings to customers and progress on gas segment projects. Additionally, the cash flow from operations was impacted by an approximately $1.0 million increase in prepaid expenses and other current assets associated largely with prepaid insurance premiums, product purchases and consulting services fees. Accounts payable increased approximately $1.9 million primarily due to the timing of goods receipts and the related terms. Accrued expenses increased $0.7 million related primarily to increased accrued compensation. Unearned revenue increased $0.9 million primarily in relation to increases in deferred revenue from distributor activity within the power and electro-mechanical segment. Billings in excess of costs increased $0.3 million during the period related gas segment projects.

During the first quarter of 2015 and 2014, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the three months ended March 31, 2015 and 2014, respectively, the Company recorded a total of $0.3 million and $0.2 million for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided and as payment for royalties earned. The increase in 2015 as compared to 2014 is primarily attributable to equity granted to employees and directors.

As the Company focuses on technology development, product line additions, integrating CUI-Canada operations, and developing Orbital Gas Systems, North America during 2015, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the first quarter of 2015 and 2014, CUI Global invested $986 thousand and $355 thousand, respectively, in fixed assets. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2015 in support of its on-going business and continued development of product lines and technologies, including the completion of the manufacturing building at Orbital.

During the first quarter of 2015 and 2014, CUI Global invested $66 thousand and $1 thousand in other intangible assets. These investments typically include capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first quarter ended March 31, 2015 the Company invested $0 in short term investments classified as held to maturity and received $5.7 million from maturities of these investments. During the first quarter ended March 31, 2014, the Company invested $3.9 million in short term investments classified as held to maturity and received $3.0 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

Effective March 1, 2015, CUI Global closed on an Asset Purchase Agreement to acquire certain assets of Tectrol, Inc., a Toronto, Canada corporation.  As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets. The purchase price for the acquisition of the assets was five million two hundred thousand dollars ($5,200,000), subject to good faith adjustments by the Parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments.  In addition, the agreement calls for an earn-out/royalty payment of two percent (2%) of the gross sales (for specific, identified customers) over a period of three (3) years from the closing date, up to a maximum of $300,000, that may or may not be paid to the Seller within 90 days of each calendar year end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4,500,945, which includes the present value of $300,000 of royalties to be paid on future sales, which was recorded as $215,500 of contingent consideration. The full purchase price less the present value of royalties to be paid on future sales totaling $4,285,445 was paid in cash. Amounts paid in excess of the purchase price, which were due to the adjustments, is held in escrow at March 31, 2015 and will be refunded to the Company. The amount is $900,957 and is included in other current assets in the consolidated balance sheet. We funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short term investments that had matured. The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liability assumed based upon their estimated fair values at the date of acquisition.

Financing Activities

During the first quarter ended March 31, 2015 and 2014, the Company made payments of $11 thousand and $42 thousand, respectively, toward capital lease obligations and $20 thousand and $19 thousand, respectively, toward the mortgage note payable.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During the first quarter ended March 31, 2015 and 2014, $66 and $66 thousand, respectively, of interest payments were made in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at March 31, 2015 of $3,584,226 due, of which $81,769 is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at March 31, 2015, the Company had a zero balance on its $4 million two year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At March 31, 2015, the Company had cash and cash equivalents balances of $9.6 million and short term investments held to maturity of $5.5 million. At March 31, 2015, the Company had $945 thousand of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $205 thousand at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At March 31, 2015 the Company had cash and cash equivalents of $65 thousand in Japanese bank accounts and $1.6 million in European bank accounts. Also at March 31, 2015, the Company had cash and cash equivalents of $609 thousand in Canadian bank accounts. At March 31, 2015, CUI Global had $5.5 million of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At March 31, 2015, the Company had $5.2 million of investments in certificates of deposit which were covered under FDIC insured limits and investments covered under the $500 thousand SIPC insured programs for investments.

At March 31, 2015, the Company has capital lease obligations of $92 thousand, of which $28 thousand are current obligations.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company had no off-balance sheet arrangements.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Canadian dollar and the Japanese yen. These currencies operate primarily as the functional currency for the Company’s U.S., U.K., Canadian and Japanese operations, respectively. Cash is managed centrally within each of the four regions.

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

Revenues and operating expenses are primarily denominated in the currencies of the countries in which our operations are located, the U.S., U.K., Canada and Japan. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

The table below details the percentage of revenues and expenses by the four principal currencies for the three months ended March 31, 2015 an 2014:

	U.S. Dollars	British Pound Sterling	Canadian Dollar (1)	Japenese Yen
Three months ended March 31, 2015
Revenues	59%	36%	4%	1%
Operating expenses	68%	28%	3%	1%
Three months ended March 31, 2014
Revenues	62%	36%	0%	2%
Operating expenses	62%	38%	0%	0%

1 On March 5, 2015, we closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. which was effective March 1, 2015.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three months ended March 31, 2015, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The Company has trade receivable and revenues concentrations with large customers. Additionally, the Company has a large concentration of cash, trade receivables and revenues in foreign countries including the United Kingdom, Canada and Japan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

A control requiring appropriate review of all contracts with nonstandard terms and conditions was implemented in Q4 at Orbital Gas Systems; this review was to be performed by qualified personnel to ensure proper revenue recognition under US GAAP and Company policy. This control has been operating effectively since the date of implementation; however, the design of the control was not ideal, as it did not include outstanding contracts that were dated prior to the implementation date. This design flaw resulted in a material weakness at year ended December 31, 2014. During the quarter ended March 31, 2015, Management took specific steps to remediate this material weakness, which was described in further detail in the Form 10-K for the year ended December 31, 2014. Management has now reviewed the outstanding material contracts with nonstandard terms and conditions that were dated prior to the date of the control implementation, and found no instances where these outstanding contracts have materially affected or are reasonably likely to materially affect, the Company’s consolidated financial statements. At quarter ended March 31, 2015, Management noted that the control continued to operate effectively , providing reasonable assurance that all outstanding contracts with nonstandard terms and conditions, as well as all new contracts with nonstandard terms and conditions were properly reviewed; therefore, the material weakness had been fully remediated during the fir st quarter of 2015.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

CUI Global, Inc. and its subsidiaries are not a party in any legal proceedings. No director, officer or affiliate of CUI Global, Inc., any owner of record or beneficially of more than five percent of any class of voting securities of CUI Global, Inc. or any associate of any such director, officer, affiliate of CUI Global, Inc. or security holder is a party adverse to CUI Global, Inc. or any of its subsidiaries or has a material interest adverse to CUI Global, Inc. or any of its subsidiaries.

Item 1A: Risk Factors.

There are no material changes from Risk Factors as previously disclosed in our Form 10-K filed with the Commission on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended March 31, 2015, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

•	During January 2015, two board members received 2,500 shares of restricted common stock each. These 5,000 shares were expensed at their grant date fair value of $36,300.

•	Also during January 2015, 17,655 shares of restricted common stock were issued as a signing bonus to the employee hired as Director of Sales and Marketing for Orbital Gas Systems, North America. These were expensed at their grant date fair value of $125,000.

•	During March 2015, 10,000 shares of restricted common shares were issued, with a grant date fair value of $62,600, to a consultant pursuant to an agreement for strategic investor marketing services to be rendered for the benefit of the company through July 1, 2016.

Item 6. Exhibits

EXHIBITS

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.73[5]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.74[5]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.76[5]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.78[6]	Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.
10.79[7]	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81[8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85[9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[11]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
21.2[10]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2014 Annual Shareholder Meeting filed with the Commission September 16, 2014.

31.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101.INS[12]	XBRL Instance Document
101.SCH[12]	XBRL Taxonomy Extension Schema Document
101.CAL[12]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF[12]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB[12]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[12]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
3	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
4	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 24, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
9	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2013.
11	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015.
12	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 11th day of May 2015.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

