Form 10-Q
period 2015-06-30
CUI Global, Inc.
filed 2015-08-10
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES ☐ NO ☒

As of August 7th, 2015, there were 20,800,730 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,166,484	$11,704,361
Short term investments held to maturity	3,985,000	11,159,765
Trade accounts receivable, net of allowance of $240,505 and $253,871, respectively	14,474,747	9,979,733
Inventories, net of allowance of $417,683 and $394,165, respectively	11,242,084	6,840,845
Costs in excess of billings	2,075,282	1,888,849
Prepaid expenses and other	3,062,777	1,552,411
Total current assets	40,006,374	43,125,964

Property and equipment, net	11,042,067	8,141,682

Other Assets:
Investment - equity method	356,144	332,429
Other intangible assets, net	19,787,900	19,436,261
Deposits and other	74,835	130,579
Goodwill	22,054,379	21,886,958
Total other assets	42,273,258	41,786,227
Total assets	$93,321,699	$93,053,873

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,164,282	$3,833,749
Mortgage note payable, current portion	82,792	80,746
Leases payable, current	26,643	32,723
Accrued expenses	4,161,746	3,161,258
Billings in excess of costs	3,728,205	3,623,906
Unearned revenue	3,137,635	1,622,579
Total current liabilities	16,301,303	12,354,961
Long term leases payable	62,191	74,071
Derivative liability	552,585	599,698
Long term mortgage note payable, net of current portion of $82,792 and $80,746, respectively	3,481,418	3,523,496
Long term notes payable, related party	5,303,683	5,303,683
Contingent consideration, net of current portion of $60,000 and $0, respectively	155,500	-
Deferred property grant	143,359	-
Deferred revenue	191,248	131,565
Deferred tax liabilities, net	4,904,404	5,096,063
Total long term liabilities	14,794,388	14,728,576
Total liabilities	31,095,691	27,083,537

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,793,207 shares issued and outstanding at June 30, 2015 and 20,747,740 shares issued and outstanding at December 31, 2014	20,793	20,748
Additional paid-in capital	148,937,465	148,397,980
Accumulated deficit	(87,296,776)	(82,716,744)
Accumulated other comprehensive income	564,526	268,352
Total stockholders' equity	62,226,008	65,970,336
Total liabilities and stockholders' equity	$93,321,699	$93,053,873

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenues	$22,953,284	$19,202,860	$39,796,551	$36,092,981
Revenue from freight	18,913	11,333	28,766	21,121
Total revenue	22,972,197	19,214,193	39,825,317	36,114,102

Cost of revenues	14,662,027	11,506,825	25,282,102	21,412,512

Gross profit	8,310,170	7,707,368	14,543,215	14,701,590

Operating expenses:
Selling, general and administrative	7,939,123	6,494,599	16,657,167	12,686,299
Depreciation and amortization	646,067	1,076,155	1,643,722	2,129,168
Research and development	485,833	328,765	895,976	598,617
Bad debt	54,136	30,231	136,747	(77,769)
Loss on disposals of fixed assets	-	-	-	4,754
Impairment of intangible asset	-	-	2,500	-
Total operating expenses	9,125,159	7,929,750	19,336,112	15,341,069

Loss from operations	(814,989)	(222,382)	(4,792,897)	(639,479)

Other income (expense):
Other income (expense)	177,213	4,615	133,060	86,189
Unrealized gain (loss) on derivative	106,516	(61,583)	47,113	(117,163)
Earnings from equity investment	10,014	26,740	23,715	42,110
Amortization of investment premiums and discounts	(388)	(17,319)	(14,608)	(32,301)
Interest expense	(96,366)	(127,783)	(209,289)	(253,274)
Total other income (expense), net	196,989	(175,330)	(20,009)	(274,439)

(Loss) before taxes	(618,000)	(397,712)	(4,812,906)	(913,918)
(Benefit) for taxes	(114,124)	(331,250)	(232,874)	(359,538)
Net (loss)	$(503,876)	$(66,462)	$(4,580,032)	$(554,380)

Basic and diluted (loss) per common share	$(0.02)	$(0.00)	$(0.22)	$(0.03)
Basic and diluted weighted average common and common
equivalent shares outstanding	20,786,081	20,628,347	20,780,074	20,608,048

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net (loss)	$(503,876)	$(66,462)	$(4,580,032)	$(554,380)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,464,169	697,191	296,174	944,096
Comprehensive income (loss)	$960,293	$630,729	$(4,283,858)	$389,716

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2015
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2014	20,747,740	$20,748	$148,397,980	$(82,716,744)	$268,352	$65,970,336
Options granted for services and compensation	-	-	248,387	-	-	248,387
Common stock issued for exercises of options	108	-	-	-	-	-
Common stock issued for services and compensation	45,359	45	291,098	-	-	291,143
Net loss for the period ended June 30, 2015	-	-	-	(4,580,032)	-	(4,580,032)
Other comprehensive gain	-	-	-	-	296,174	296,174
Balance, June 30, 2015	20,793,207	$20,793	$148,937,465	$(87,296,776)	$564,526	$62,226,008

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,580,032)	$(554,380)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock and options issued for compensation, royalties and services	534,430	526,692
Unrealized (gain) loss on derivative	(47,113)	117,163
Non-cash earnings on equity method investment	(23,715)	(42,110)
Allowance for bad debt expense and returns allowances	111,421	(47,769)
Amortization of investment premiums and discounts	14,608	32,301
Amortization of intangibles	1,284,123	1,764,683
Deferred income taxes	(212,250)	(349,127)
Impairment of intangible asset	2,500	-
Inventory reserve	7,015	(47,859)
Loss on disposal of assets	-	4,754
Depreciation	469,668	491,368
(Increase) decrease in assets:
Trade accounts receivable	(4,691,023)	(2,020,815)
Inventory	(2,060,021)	(21,082)
Costs in excess of billings	(27,431)	570,091
Prepaid expenses and other current assets	(1,525,971)	(358,939)
Deposits and other assets	20,620	(8,855)
Increase (decrease) in liabilities:
Accounts payable	1,706,644	470,658
Accrued expenses	416,439	337,086
Unearned revenue	1,571,384	427,586
Billings in excess of costs	83,100	(1,242,763)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,945,604)	48,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, net of contingent consideration (Note 4)	(4,285,445)	-
Investments in other intangible assets, net	(78,841)	(10,020)
Purchase of short term investments held to maturity	-	(6,282,980)
Maturities of short term investments held to maturity	7,160,157	5,164,186
Receipts from deferred property grant	138,939	-
Purchase of property and equipment	(2,460,249)	(473,242)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	474,561	(1,602,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to leases payable	(18,640)	(70,719)
Payments to notes and loans payable	(40,032)	(38,082)
NET CASH (USED IN) FINANCING ACTIVITIES	(58,672)	(108,801)
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(8,162)	268,811
Cash and cash equivalents at beginning of period	11,704,361	16,575,508
Cash and cash equivalents at end of period	5,166,484	15,182,145
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,537,877)	$(1,393,363)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the six months ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$15,000	$138,663
Interest paid	$249,854	$254,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for royalties payable pursuant to product agreements, related party	$-	$18,248
Contingent consideration recorded in acquisition	$215,500	$-
Capital leases	$-	$81,716
Common stock issued for prepaid consulting services	$62,599	$-

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

CUI Global, Inc. (CUI Global) is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries (CUI, Inc., CUI-Canada, Inc., CUI Japan, Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc.), CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

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

On March 5, 2015, we closed on an Asset Purchase Agreement to acquire certain assets and assumed certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc. (CUI Canada), to receive these acquired assets and liabilities. CUI Canada operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies. Sales of products produced by CUI Canada will be marketed and sold through existing CUI, Inc. sales channels as well as to existing Tectrol customers (See Note 4).

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

CUI Properties, LLC owns the CUI Global headquarters facility located in Tualatin, Oregon.

For the six month period ended June 30, 2015, total revenues at CUI Global consisted of 69% from the power and electro-mechanical segment and 31% from the gas segment. During the three months ended June 30, 2015, total revenues at CUI Global consisted of 72% from the power and electro-mechanical segment and 28% from the gas segment.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying condensed consolidated balance sheets approximate fair value at June 30, 2015 and December 31, 2014 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At June 30, 2015, the Company had $5.2 million of cash and cash equivalents which includes $819 thousand at domestic financial institutions which were covered under the FDIC insured deposits programs and $215 thousand at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $1.4 million is covered up to $500 thousand under the SIPC insured program for investments. At June 30, 2015 the Company had cash and cash equivalents of $258 thousand in Japanese bank accounts, $656 thousand in European bank accounts and $320 thousand in Canadian bank accounts.

Investments

The Company considers all investments with maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Both short- and long-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At June 30, 2015, CUI Global had $4.0 million of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At June 30, 2015, the Company had $4.0 million of investments in certificates of deposit which were covered under FDIC insured limits and covered under the $500 thousand SIPC insured programs for investments.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales and from billings on percentage of completion contracts. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $241 thousand at June 30, 2015 is considered adequate. The reserve takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure. Included in accounts receivable are $52 thousand of amounts billed to customers under long-term contracts or programs that have been withheld because of retainage provisions in the related contract. The retainage receivables are expected to be collected within the next twelve months.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method. At June 30, 2015, inventory is valued, net at approximately $11.2 million. The Company provides allowances for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. At June 30, 2015, inventory consisted of approximately $6.7 million of finished goods, $3.5 million of raw materials, $1.5 million of work in process and an allowance of $0.4 million.

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

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

1.	Inputs used to measure fair value are unadjusted quote prices available in active markets for the identical assets or liabilities if available.
2.	Inputs used to measure fair value, other than quoted prices included in 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. This includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full life of the asset.
3.	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
4.	Expert appraisal and fair value measurement as completed by third party experts.

The following are the estimated useful life for the intangible assets:

Estimated
Finite-lived Intangible Assets	Useful Life
Order backlog - Orbital	2
Trade name - Orbital	10
Trade name - CUI - Canada	3
Trade name - V-Infinity	5
Customer list - Orbital	10
Customer list - CUI Canada	7
Technology rights	20*
Technology - Based Asset - Know How	12
Technology - Based Asset - Software	10
Technology - Based Asset - Power	7
Patents	**
Software	3 to 5***
Other intangible assets	****

Indefinite-lived Intangible Assets
Trade name - CUI	*****
Customer list - CUI	*****
Patents pending technology	*****

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

Goodwill Assets

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. For the year ended December 31, 2014, the Company determined there was no impairment of goodwill. In accordance with its policies, the Company performed a qualitative assessment of goodwill at May 31, 2015, and determined there was no impairment of goodwill.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.

Investment – Equity Method

The Company owns 352,589 common shares (representing an 8.94% interest thru March 31, 2014 and 8.50% thereafter) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the financial statements of the affiliate as of and for the six months ended June 30, 2015 is as follows:

Current assets	$6,248,974
Non-current assets	556,229
Total Assets	$6,805,203

Current liabilities	$1,707,654
Non-current liabilities	685,588
Stockholders' equity	4,411,961
Total Liabilities and Stockholders' Equity	$6,805,203

Revenues	$6,734,119
Operating income	241,831
Net profit	278,995
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$278,995
Company share of Net Profit	$23,715
Equity investment in affiliate	$356,144

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed. During the three and six months ended June 30, 2015, the Company recorded an impairment of $0 and $2,500, respectively, for patent costs within the power and electro-mechanical segment as the Company will not continue pursuit of the related patent grants.

Derivative Instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2015, the Company had $107 thousand and $47 thousand, respectively, of unrealized gain related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company recorded stock-based compensation expense of $249 thousand and $534 thousand for the three and six months ended June 30, 2015, respectively.

Revenue Recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 20% of revenues, we have such history and ability to estimate; therefore, recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For two other distributor arrangements, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributors resell the product.

Revenues and related costs on production type contracts, are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs in excess of billings," an asset account, or "Billings in excess of costs," a liability account. At June 30, 2015, the Costs in excess of billings balance was $2.1 million and the Billings in excess of costs balance was $3.7 million.

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

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. There was no warranty reserve recorded at June 30, 2015 or 2014.

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

Management has identified six operating segments based on the activities of the company in accordance with the ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Power and Electro-Mechanical, Gas and Other. The Power and Electro-Mechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Gas segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America which includes gas related test and measurement systems, including the GasPT2. The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity.

The following information represents segment activity for the six months ended June 30, 2015:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$27,337,458	$12,487,859	$-	$39,825,317
Depreciation and amortization	599,525	1,152,578	1,688	1,753,791
Earnings from equity investment	23,715	-	-	23,715
Interest expense	111,068	3,539	94,682	209,289
Income (loss) from operations	632,152	(3,198,234)	(2,226,815)	(4,792,897)
Segment assets	51,417,594	35,802,189	6,101,916	93,321,699
Intangible assets	9,423,025	10,358,500	6,375	19,787,900
Goodwill	13,082,361	8,972,018	-	22,054,379
*Expenditures for segment assets	434,869	2,104,221	-	2,539,090

The following information represents segment activity for the three months ended June 30, 2015:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenues from external customers	$16,648,012	$6,324,185	$-	$22,972,197
Depreciation and amortization	333,424	367,001	844	701,269
Earnings from equity investment	10,014	-	-	10,014
Interest expense	56,598	1,750	38,018	96,366
Income (loss) from operations	1,162,904	(1,012,802)	(965,091)	(814,989)
Segment assets	51,417,594	35,802,189	6,101,916	93,321,699
Intangible assets	9,423,025	10,358,500	6,375	19,787,900
Goodwill	13,082,361	8,972,018	-	22,054,379
*Expenditures for segment assets	103,961	1,383,354	-	1,487,315

The following information represents segment activity for the six months ended June 30, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$24,405,201	$11,708,901	$-	$36,114,102
Depreciation and amortization	487,536	1,766,827	1,688	2,256,051
Earnings from equity investment	42,110	-	-	42,110
Interest expense	115,402	5,280	132,592	253,274
Income (loss) from operations	2,557,877	(908,725)	(2,283,877)	(634,725)
Segment assets	44,606,077	40,824,559	14,930,091	100,360,727
Intangible assets	8,264,018	14,021,007	9,750	22,294,775
Goodwill	13,041,280	9,720,399	-	22,761,679
Expenditures from segment assets	334,827	148,435	-	483,262

The following information represents segment activity for the three months ended June 30, 2014:

	Power and Electro- Mechanical	Gas	Other	Totals
Revenue from external customers	$13,574,894	$5,639,299	$-	$19,214,193
Depreciation and amortization	244,794	891,970	844	1,137,608
Earnings from equity investment	26,740	-	-	26,740
Interest expense	57,892	3,595	66,296	127,783
Income (loss) from operations	1,519,487	(624,837)	(1,117,032)	(222,382)
Segment assets	44,606,077	40,824,559	14,930,091	100,360,727
Intangible assets	8,264,018	14,021,007	9,750	22,294,775
Goodwill	13,041,280	9,720,399	-	22,761,679
Expenditures from segment assets	65,329	61,510	-	126,839

* Excludes amounts for acquisition.

The following represents revenue by country for the six months ended June 30, 2015 and 2014:

	USA	United Kingdom	China	All Others	Totals
2015	$21,072,497	$10,742,703	$3,008,726	$5,001,391	$39,825,317
2014	19,172,161	10,309,930	2,206,897	4,425,114	36,114,102

The following represents revenue by country for the three months ended June 30, 2015 and 2014:

	USA	United Kingdom	China	All Others	Totals
2015	$12,974,163	$4,814,932	$2,061,662	$3,121,440	$22,972,197
2014	10,532,786	5,205,771	1,355,212	2,120,424	19,214,193

Reclassification

Certain amounts from the prior periods have been reclassified to the current period presentation including, for the year ended December 31, 2014, $1.9 million of trade accounts receivable that were reclassified to costs in excess of billings, $88 thousand of software, net of amortization that were reclassified to Other intangible assets, net on the condensed consolidated balance sheets, and for the six months ended June 30, 2014 condensed consolidated statements of cash flows $25 thousand was reclassified to amortization of intangibles and $10 thousand was reclassified to investment in other intangible assets, net.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application would be permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of June 30, 2015 and December 31, 2014, respectively, was as follows:

June 30, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,419,626	$-	$-	$1,419,626
Certificates of Deposit	3,985,000	-	-	3,985,000
Total assets	$5,404,626	$-	$-	$5,404,626
Derivative instrument payable	$-	$552,585	$-	$552,585
Total liabilities	$-	$552,585	$-	$552,585

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,280,505	$-	$-	$1,280,505
Certificates of Deposit	6,845,000	-	-	6,845,000
Commercial Paper	-	2,249,361	-	2,249,361
Corporate Notes	-	2,815,339	-	2,815,339
Total assets	$8,125,505	$5,064,700	$-	$13,190,205
Derivative instrument payable	$-	$599,698	$-	$599,698
Total liabilities	$-	$599,698	$-	$599,698

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

The allocation of the purchase price is as follows:

Purchase price	$4,500,945
Inventory	$2,301,624
Property & equipment	831,298
Software	73,484
Intangible, customer lists	270,000
Intangible, trademark and tradename	130,000
Intangible, technology-based asset	1,000,000
Goodwill	63,578
Liabilities assumed	(169,039)
$4,500,945

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the six months ended June 30, 2015 and 2014 as though the acquisition had been completed as of January 1, 2014 and January 1, 2015:

For the six months ended June 30, 2015

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro Forma
Gross revenue	$39,825,317	$4,837,085		$44,662,402
Total expenses	44,405,349	5,212,203	30,987	49,648,539
Net profit (loss)	$(4,580,032)	$(375,118)		$(4,986,137)
Basic and diluted loss per share				$(0.24)

For the six months ended June 30, 2014

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro Forma
Gross revenue	$36,114,102	$8,965,999		$45,080,101
Total expenses	36,668,482	9,760,873	92,961	46,522,316
Net profit (loss)	$(554,380)	$(794,874)		$(1,442,215)
Basic and diluted loss per share				$(0.07)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for each of the presented periods assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $30,987 and $92,961 for the six months ended June 30, 2015 and 2014, respectively. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition. Excluded from the pro forma adjustment is the effect of the write up of inventory recorded as a result of acquisition accounting of $143,219.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

CUI Global recognized revenues of $671 thousand and net loss of $48 thousand related to the operations of CUI Canada since acquisition on March 1, 2015.

5. INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings per Share”, basic net profit (loss) per share is computed by dividing the net profit (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2015 and 2014, which consist of options, have been excluded from the diluted net loss per common share calculations because they were anti-dilutive for each period. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended June 30, 2015 and 2014.

For the three and six months ended June 30, 2015, 997,932 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position. For the three and six months ended June 30, 2014, 983,932 shares, respectively, related to options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the loss position.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss)	$(503,876)	$(66,462)	$(4,580,032)	$(554,380)
Weighted average number of shares outstanding	20,786,081	20,628,347	20,780,074	20,608,048
Weighted average number of common and common equivalent shares	20,786,081	20,628,347	20,780,074	20,608,048
Basic (loss) per common share	$(0.02)	$(0.00)	$(0.22)	$(0.03)
Diluted (loss) per common share	$(0.02)	$(0.00)	$(0.22)	$(0.03)

6. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost incurred	$(124,644)	$(127,783)	$(249,023)	$(253,274)
Interest cost capitalized - property and equipment	28,278	-	39,734	-
Interest expense, net	$(96,366)	$(127,783)	$(209,289)	$(253,274)

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

A net benefit of $233 thousand was recorded to the income tax provision for the six month period ended June 30, 2015 resulting in an effective tax rate of 4.84% for the period. The income tax benefit relates primarily to deferred taxes at our foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $360 thousand and 39.34%, respectively, for the same period in 2014.

A net benefit of $114 thousand was recorded to the income tax provision for the three month period ended June 30, 2015 resulting in an effective tax rate of 18.47% for the period. The income tax benefit for the quarter relates primarily to deferred taxes at our foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $331 thousand and 83.29%, respectively, for the same period in 2014.

8. WORKING CAPITAL LINE OF CREDIT

During the period ended June 30, 2015, our wholly owned subsidiary, CUI, Inc., maintained a two year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of four million dollars ($4,000,000) with an expiration of October 1, 2016. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. At June 30, 2015, the LOC is secured through a security agreement on CUI, Inc. net accounts receivable of $7.6 million, CUI, Inc. net general intangibles of $9.4 million, net inventory of $5.6 million and equipment of CUI, Inc. of $1.3 million. CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year.

At June 30, 2015 and 2014, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Foreign currency translation adjustment	$564,526	$268,352
Accumulated other comprehensive income	$564,526	$268,352

10. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of June 30, 2015:

Classes of Property
Motor vehicles	$174,679
Equipment	22,343
Less: Accumulated depreciation	(95,465)
$101,557

The following summarizes the current and long term portion of capital leases at June 30, 2015:

Current leases payable	$26,643
Long term leases payable	62,191
$88,834

11. NOTES PAYABLE

Notes payable is summarized as follows at June 30, 2015:

(a) Promissory Note - bank	$3,564,210
(b) Acquisition Note Payable - related party	5,303,683
$8,867,893

(a)	On October 1, 2013, the funding of the purchase of our Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5,050,000. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the six months ended June 30, 2015, the Company made principal payments of $40 thousand against the mortgage promissory note payable. At June 30, 2015, the balance owed on the mortgage promissory note payable was $3,564,210, of which $82,792 and $3,481,418 were in current and long term liabilities, respectively at June 30, 2015.
(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of June 30, 2015, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the mortgage notes payable and acquisition note payable – related party for CUI Global, Inc. as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Note payable maturities	$40,714	$84,874	$89,218	$93,780	$98,574	$8,460,733	$8,867,893

12. CONCENTRATIONS

During the second quarter of 2015, 35% of revenues were derived from three customers at 18%, 11%, and 6%. For the six months ended June 30, 2015, 44% of revenues were derived from four customers at 20%, 12%, 6% and 6%. During the second quarter of 2014, 58% of revenues were derived from two customers at 40% and 18%. For the six months ended June 30, 2014, 54% of revenues were derived from two customers at 36% and 18%.

The Company’s major product lines during the first six months of 2015 and 2014 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.

At June 30, 2015, of the gross trade accounts receivable of $14.7 million, 23% was due from two customers at 13% and 10%. At June 30, 2014, of the gross trade accounts receivable totaling $11.5 million, 35% was due from two customers at 24% and 11%.

During the three and six months ended June 30, 2015, CUI had one supplier concentration of 9% related to inventory product received.

The Company has revenue concentrations in the United Kingdom and China of 27% and 8%, respectively, for the six months ended June 30, 2015. The Company has revenue concentrations in the United Kingdom and China of 21% and 9%, respectively, for the three months ended June 30, 2015. For the three months ended June 30, 2014, the Company had revenue concentrations in the United Kingdom and China of 27% and 7%, respectively. For the six months ended June 30, 2014, the Company had revenue concentrations in the United Kingdom and China of 29% and 6%, respectively.

The Company has trade accounts receivable concentration in the United Kingdom and China of 37% and 8%, respectively, at June 30, 2015. The Company had trade accounts receivable concentration in the United Kingdom and China of 60% and 6%, respectively, at June 30, 2014.

13. OTHER EQUITY TRANSACTIONS

During January 2015, two board members received 2,500 shares of fully vested restricted common stock each. These 5,000 shares were expensed at their grant date fair value of $36,300.

Also during January 2015, 17,655 shares of fully vested restricted common stock were issued as a signing bonus to the employee hired as Director of Sales and Marketing for Orbital Gas Systems, North America. These shares were expensed at their grant date fair value of $125,000.

During March 2015, 10,000 shares of fully vested restricted common shares were issued, with a grant date fair value of $62,599, to a consultant pursuant to an agreement for strategic investor marketing services to be rendered for the benefit of the company through July 1, 2016. The grant date fair value of $62,599 is recorded as a prepaid expense at June 30, 2015.

During April 2015, 108 shares of common stock were issued to a former employee through a cashless option exercise. The Company received $0 for the issuance.

During May 2015, 1,391 shares of fully vested restricted common stock were issued to an employee as an approved bonus. These shares were expensed at the grant date fair value of $7,497.

During June 2015, 9,560 shares of fully vested restricted common stock were issued to an employee as an approved bonus. These shares were expensed at the grant date fair value of $49,999.

During June 2015, one board member received 1,753 shares of fully vested restricted common stock. These shares were expensed at the grant date fair value of $9,747.

14. SUBSEQUENT EVENTS

In July 2015, 3,453 shares of fully vested restricted common stock were issued to an employee as bonus compensation. These shares were expensed at a fair value of $14,813 as of the grant date.

Also in July 2015, 3,670 shares of common stock were issued to related party, James McKenzie and 400 shares of common stock were issued to related party, IED, Inc. The shares were valued at $22,275 based on the dates earned under the royalty agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our un-audited condensed consolidated financial statements as of June 30, 2015 and notes thereto included in this document and our audited consolidated financial statements in our 10-K filings for the period ended December 31, 2014 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the six months ended June 30, 2015, CUI Global had a consolidated loss from operations of $4.8 million. During the six months ended June 30, 2015, CUI Global had a consolidated net loss of $4.6 million. The consolidated net loss for the six months ended was primarily the result of increased selling, general and administrative expenses related to the opening of the Orbital Gas Systems, North America facility in January 2015 and the addition of CUI Canada, Inc. in March 2015 as well as the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited acquisition and CUI Canada acquisition.

CUI, Inc., CUI-Canada, Inc. and CUI Japan – Subsidiaries

CUI, Inc., CUI-Canada, Inc. and CUI Japan are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs) and make up the power and electro-mechanical segment of CUI Global. Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior customer service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

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

Power Solutions

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

Solus ® Power Topology

Through the Solus Topology, we have a proprietary patented power topology for designing unique power circuits. This topology allows for higher efficiencies, densities, response time, and price competitiveness that is otherwise unavailable. Our initial product designed using this topology is in the quarter brick dc-dc converter market. Solus is an entirely new topology, rich in features that accelerate the performance trend trajectories for the big four power conversion needs in the telecom and server markets: greater efficiency; higher power density; reduced EMI (electro-magnetic interference); and faster transient response four times as fast. We have introduced the NQB2060 Novum ® one quarter brick bus converter as a prime example of the benchmark 720 watts output power performance using the Solus Topology. Since the Solus Topology maintains its effectiveness independent of the control method used, it can operate with analog voltage mode control, analog current mode control, and various digital control profiles. We believe that unique feature opens the door for the company to implement this topology in a wide variety of power supply product platforms. We also believe that this topology will allow for at least a decade of new product designs and introductions.

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

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America - Subsidiaries

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

CUI Global Inc. and its wholly owned subsidiary Orbital Gas Systems Ltd. have been named as partners in the GE Intelligent Platforms natural gas/energy primary market and electro-mechanical-intelligent power applications secondary market.

GE Intelligent Platforms forms alliances with industry-leading systems integrators who have proven skill sets and complementary technology application expertise, following technical, operational and quality evaluations. The rigorous audit process includes an assessment of customer references and knowledge of automation system design and optimization as well as system configuring and commissioning capabilities. The program also examines a systems integrator's ability to maximize an installed base of automation assets by applying state-of-the-art technologies to enhance functionality for greater return.

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

In conjunction with the 2013 Orbital acquisition, we have moved the entire GasPT2 technology portfolio, along with the VE-Probe, into Orbital’s product division, Orbital Global Solutions. Orbital-GS has successfully introduced the combined GasPT2 unit and VE Probe to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device has now successfully undergone second phase testing with GE-Energy in October 2013.

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

VE-Probe and VE-Technology

Orbital Gas Systems, Ltd. has exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE-Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT2 and GasPTi natural gas metering systems. The GasPT2 technology provides fast and accurate measurement of the physical properties of the natural gas mixture. By combining the GasPT2 technology with the equally unique VE-Probe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

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

Results of Operations

Revenue

During the six months ended June 30, 2015 and 2014, revenue was $39,825,317 and $36,114,102, respectively. The revenue for the six months ended June 30, 2015 is comprised of $27.3 million from the power and electro-mechanical segment and $12.5 million from the gas segment operations. The revenue for the six months ended June 30, 2014 is comprised of $24.4 million from the power and electro-mechanical segment and $11.7 million from the gas segment operations.

During the three months ended June 30, 2015 and 2014, revenue was $22,972,197 and $19,214,193, respectively. The revenue for the second quarter ended June 30, 2015 is comprised of $16.7 million from the power and electro-mechanical segment and $6.3 million from the gas segment operations. The revenue for the second quarter ended June 30, 2014 is comprised of $13.6 million from the power and electromechanical segment and $5.6 million from the gas segment operations.

The revenues for the three and six months ended June 30, 2015 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, and the addition in March 2015 of CUI Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America.

The customer orders related to the power and electro-mechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of a third distribution channel, and the addition in March 2015 of the products from CUI Canada.

The power and electro-mechanical segment held a backlog of customer orders of approximately $23.7 million as of June 30, 2015. At June 30, 2015, the gas segment held a backlog of customer orders of approximately $17.2 million.

Cost of revenues

For the six months ended June 30, 2015 and 2014, the cost of revenues was $25,282,102 and $21,412,512, respectively. For the three months ended June 30, 2015 and 2014, the cost of revenues was $14,662,027 and $11,506,825 respectively.

The cost of revenues as a percentage of revenue for the six months ended June 30, 2015 increased to 63% from 59% during the prior year comparative period. For the three months ended June 30, 2015, the cost of revenues as a percentage of revenue increased to 64% from 60% during the prior year comparative period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, contract labor necessary to complete gas related projects, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the power and electro-mechanical segment for the three and six months periods ended June 30, 2015 was 63%. The cost of revenues as a percentage of revenue for the gas segment for the three and six months ended June 30, 2015 was 66% and 65%, respectively.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

For the six months ended June 30, 2015 compared to the same period in 2014, SG&A expenses increased $4.0 million. The increase during the six months ended June 30, 2015 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems, North America which opened in January 2015 and accounted for approximately $2.4 million of additional SG&A. In addition, the operations related to CUI Canada, which was acquired in March 2015, accounted for approximately $0.5 million of the increase in SG&A during the period. The remaining increases in SG&A are associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A increased during the six month period ended June 30, 2015 to 42% from 35% during the prior year comparable period.

During the three months ended June 30, 2015, SG&A increased $1.4 million as compared to the prior year comparative period. This increase is associated with the activities of Orbital Gas Systems, North America which opened in January 2015 and accounted for approximately $0.7 million of additional SG&A. In addition, the operations related to CUI Canada, which was acquired in March 2015, accounted for approximately $0.4 million of the increase in SG&A during the three months ended June 30, 2015. The remaining increases in SG&A during the three months ended June 30, 2015 are associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A during the three month period ended June 30, 2015 increased to 35% from 34% during the prior year comparable period.

The Company expects the SG&A as a percentage of revenues will improve during the remainder of 2015 as Orbital Gas Systems, North America continues to contribute revenues along with the introduction of products acquired with CUI Canada into the power and electro-mechanical sales channels.

Depreciation and Amortization

The depreciation and amortization expenses are associated with the depreciated buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

During the six months ended June 30, 2015 and 2014, the total depreciation and amortization expenses were $1.8 million and $2.3 million, respectively. The total depreciation and amortization expenses for the six months ended June 30, 2015 and 2014 include $110 thousand and $127 thousand, respectively, which are included in cost of revenues.

During the three months ended June 30, 2015 and 2014, the total depreciation and amortization expenses were $0.7 million and $1.1 million, respectively. The total depreciation and amortization for the three months ended June 30, 2015 and 2014 include $55 thousand and $61 thousand, respectively, which are included in cost of revenues.

Depreciation and amortization has decreased between the three and six month comparable periods as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015.

Research and Development

The research and development costs are related to the development of technology and products. Research and development costs were $896 thousand and $599 thousand for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recorded research and development costs of $486 and $329 thousand, respectively.

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, GasPT2, and other products.

Bad Debt

Bad debt expense during the six months ended June 30, 2015 were $137 thousand as compared to a benefit during the prior year comparable period of $78 thousand. For the three months ended June 30, 2015, bad debt expense was $54 thousand as compared to $30 thousand during the prior year comparable period.

The current year expense is associated with miscellaneous customer receivables which the Company has either recorded an allowance for doubtful collections of the receivable or for which CUI Global has determined the balance to be uncollectible and increased the bad debt reserve.

Other Income and Expense

Other income and expense for the six months ended June 30, 2015 consisted primarily of $82 thousand of foreign exchange gain,$32 thousand of interest income, $12 thousand of rental income and $6 thousand recovery of bad debt. Other income for the six months ended June 30, 2014 consisted primarily of $68 thousand of interest income, $12 thousand of rental income, and $5 thousand of gain on foreign exchange.

Other income for the three months ended June 30, 2015 consisted primarily of $164 thousand of foreign exchange gain, $7 thousand of interest income, and $6 thousand of rental income. Other income for the three months ended June 30, 2014 consisted primarily of $35 thousand of interest income, $6 thousand of rental income, and $37 thousand of loss on foreign exchange.

Investment Income

The Company recognized earnings of $24 thousand on equity investment in affiliate for the six months ended June 30, 2015 as compared to earnings of $42 thousand during the same period in 2014.

For the three months ended June 30, 2015 the Company recognized earnings of $10 thousand on equity investment in affiliate as compared to earnings of $27 thousand during the same period in 2014.

Interest Expense

The company incurred interest expense, net of amounts capitalized, of $209 thousand and $253 thousand for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company incurred interest expense, net of amounts capitalized, of $96 thousand and $128 thousand, respectively.

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

A net benefit of $233 thousand was recorded to the income tax provision for the six month period ended June 30, 2015 resulting in an effective tax rate of 4.84% for the period. The income tax benefit relates primarily to deferred taxes at our foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $360 thousand and 39.34%, respectively, for the same period in 2014.

A net benefit of $114 thousand was recorded to the income tax provision for the three month period ended June 30, 2015 resulting in an effective tax rate of 18.47% for the period. The income tax benefit for the quarter relates primarily to deferred taxes at our foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes as all of our other USA and certain foreign tax benefits are reduced by a full valuation allowance. Our total income tax benefit and effective tax rate were $331 thousand and 83.29%, respectively, for the same period in 2014.

Liquidity and Capital Resources

General

As of June 30, 2015, CUI Global held Cash and cash equivalents of $5.2 million and investments of $4.0 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand.

Cash Used In Operations

Negative cash flow from operations of $6.9 million was significantly effected by operating requirements from Orbital Gas Systems North America and CUI Canada during the six months ended June 30, 2015, versus positive cash flow from operations of $49 thousand for the same period 2014. The change in cash used in operations is primarily the result of the net loss for the six months ended June 30, 2015 before non-cash expenses as well as changes in assets and liabilities.

Significant factors that impacted the cash used in operations include the increased receivables of approximately $4.7 million associated primarily with the increased sales generated following the opening of Orbital Gas Systems North America and the acquisition of CUI Canada coupled with the timing of deliveries and related sales terms. Inventory increased approximately $2.1 million associated with timing of customer orders and ongoing projects. Additionally, the cash flow from operations was impacted by an approximately $1.5 million increase in prepaid expenses and other current assets associated largely with prepaid insurance premiums, product purchases, royalties and consulting services fees. Accounts payable increased approximately $1.7 million primarily due to the timing of goods receipts and the related terms. Accrued expenses increased $0.4 million related primarily to increased accrued compensation. Unearned revenue increased $1.6 million primarily in relation to increases in deferred revenue from distributor activity within the power and electro-mechanical segment. Billings in excess of costs decreased $0.1 million during the period related gas segment projects.

During the first six months of 2015 and 2014, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the six months ended June 30, 2015 and 2014, the Company recorded a total of $0.5 million in both periods for compensation and services expense including amortization of deferred compensation related to equity given, or to be given, to employees and consultants for services provided and as payment for royalties earned.

As the Company focuses on technology development, product line additions, integrating CUI Canada operations, and developing Orbital Gas Systems, North America during 2015, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and cash flows from continuing operations.

Capital Expenditures and Investments

During the first six months of 2015 and 2014, CUI Global invested $2.5 million and $0.5 million, respectively, in fixed assets. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2015 in support of its on-going business and continued development of product lines and technologies, including the completion of the manufacturing building at Orbital.

During the six months ended June 30, 2015, CUI Global received $139 thousand from a government grant to be allocated toward the construction of the manufacturing building at Orbital.

During the six months ended June 30, 2015 and 2014, CUI Global invested $79 thousand and $10 thousand in other intangible assets. These investments typically include capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the six months ended June 30, 2015 the Company invested $0 in short term investments classified as held to maturity and received $7.2 million from maturities of these investments. During the six months ended June 30, 2014, the Company invested $6.3 million in short term investments classified as held to maturity and received $5.2 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

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

Financing Activities

For the six months ended June 30, 2015 and 2014, the Company made payments of $19 thousand and $71 thousand, respectively, toward capital lease obligations and $40 thousand and $38 thousand, respectively, toward the mortgage note payable.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the six months ended June 30, 2015 and 2014, $133 thousand of interest payments were made in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at June 30, 2015 of $3,564,210 due, of which $82,792 is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at June 30, 2015, the Company had a zero balance on its $4 million two year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At June 30, 2015, the Company had cash and cash equivalents balances of $5.2 million and short term investments held to maturity of $4.0 million. At June 30, 2015, the Company had $819 thousand of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $215 thousand at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $1.4 million is covered up to $500 thousand under the SIPC insured program for investments. At June 30, 2015 the Company had cash and cash equivalents of $258 thousand in Japanese bank accounts, $656 thousand in European bank accounts and $320 thousand in Canadian bank accounts. At June 30, 2015, CUI Global had $4.0 million of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At June 30, 2015, the $4.0 million of short-term investments were in certificates of deposit which were covered under FDIC insured limits and covered under the $500 thousand SIPC insured programs for investments.

At June 30, 2015, the Company has capital lease obligations of $89 thousand, of which $27 thousand are current obligations.

The Company believes its operations and existing financing structure, including cash and cash equivalents and short-term investments will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America and CUI Canada will be reduced as compared with the first half of 2015.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. Significant estimates include estimates used to review the Company’s goodwill, impairment and estimations of long-lived assets impairment, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuation of non-cash capital stock issuances and the valuation allowance on deferred tax assets. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all of our significant accounting policies impact our financial condition and results of operations, we view the following policies as critical:

•	short and long term investments
•	accounts receivable and cost in excess of billings
•	inventory
•	identifiable intangibles and goodwill
•	derivative liability
•	percentage of completion
•	revenue recognition
•	stock based compensation
•	foreign currency translation
•	income taxes

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application would be permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and six months ended June 30, 2015 and 2014:

	U.S. Dollars	British Pound Sterling	Canadian Dollar (1)	Japanese Yen
Six months ended June 30, 2015
Revenues	68%	29%	2%	1%
Operating expenses	61%	28%	10%	1%
Six months ended June 30, 2014
Revenues	66%	32%	0%	2%
Operating expenses	62%	38%	0%	0%
Three months ended June 30, 2015
Revenues	75%	24%	0%	1%
Operating expenses	59%	25%	15%	1%
Three months ended June 30, 2014
Revenues	69%	29%	0%	2%
Operating expenses	62%	38%	0%	0%

(1)	On March 5, 2015, we closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. which was effective March 1, 2015.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three months ended June 30, 2015, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CUI Global, Inc. is party to a legal action and claim which, in the opinion of management, is not expected to have a material adverse effect on the Company's results of operations or financial position. The Company is a defendant in a lawsuit brought in the Ontario Superior Court of Justice in June 2015 by a former employee of Tectrol, Inc., the entity from which the Company acquired the assets and its Canadian facility.

The plaintiff was never an employee of the Company nor did the Company have any privity or other contractual relationship to the plaintiff. The company has retained outside local counsel and believes that there is no liability to this plaintiff. The Company intends to aggressively defend the matter, including the pursuit of its reasonable costs and fees, if appropriate.

Item 1A: Risk Factors.

There are no material changes from Risk Factors as previously disclosed in our Form 10-K filed with the Commission on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended June 30, 2015, the Company issued the following shares of common stock which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

During May 2015, 1,391 shares of fully vested restricted common stock were issued to an employee as an approved bonus. These shares were expensed at the grant date fair value of $7,497.

During June 2015, 9,560 shares of fully vested restricted common stock were issued to an employee as an approved bonus. These shares were expensed at the grant date fair value of $49,999.

Also During June 2015, one board member received 1,753 shares of fully vested restricted common stock. These shares were expensed at the grant date fair value of $9,747.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.

3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.76[5]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.79[7]	Documents relating to the September 27, 2013 purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81[8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85[9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[11]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
21.2[10]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2014 Annual Shareholder Meeting filed with the Commission September 16, 2014.
31.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[12]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[12]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101.INS[12]	XBRL Instance Document
101.SCH[12]	XBRL Taxonomy Extension Schema Document
101.CAL[12]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF[12]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB[12]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[12]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.

7.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
9.	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 16, 2015.
11.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015.
12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 10th day of August 2015.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

