Form 10-Q
period 2015-09-30
CUI Global, Inc.
filed 2015-11-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 0-29923

CUI Global, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1463284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20050 SW 112th Avenue

Tualatin, Oregon 97062

(Address of principal executive offices and zip code)

(503) 612-2300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES  ☐  NO  ☒

There were 20,805,241 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of November 6, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands except share and per share data)	2015	2014
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,236	$11,704
Short-term investments held to maturity	500	11,160
Trade accounts receivable, net of allowance of $258 and $254, respectively	14,400	9,980
Inventories, net of allowance of $476 and $394, respectively	11,060	6,841
Costs in excess of billings	2,310	1,889
Prepaid expenses and other	3,247	1,552
Total current assets	37,753	43,126

Property and equipment, less accumulated depreciation of $3,460 and $2,877 respectively	11,935	7,793
Goodwill	21,736	21,887
Other intangible assets, less accumulated amortization of $8,722 and $6,986, respectively	19,334	19,785
Investment - equity method	385	332
Deposits and other	66	131

Total assets	$91,209	$93,054

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,514	3,834
Mortgage note payable, current portion	84	81
Capital lease obligation, current portion	46	33
Accrued expenses	4,112	3,161
Billings in excess of costs	2,404	3,624
Unearned revenue	3,406	1,622
Total current liabilities	15,566	12,355

Long term mortgage note payable, less current portion	3,460	3,523
Long term notes payable, related party	5,304	5,304
Capital lease obligation, less current portion	33	74
Derivative liability	645	600
Deferred tax liabilities, net	4,756	5,096
Other long-term liabilities	341	132

Total liabilities	30,105	27,084

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,805,241 shares issued and outstanding at September 30, 2015 and 20,747,740 shares issued and outstanding at December 31, 2014	21	21
Additional paid-in capital	149,128	148,398
Accumulated deficit	(87,356)	(82,717)
Accumulated other comprehensive income (loss)	(689)	268
Total stockholders' equity	61,104	65,970
Total liabilities and stockholders' equity	$91,209	$93,054

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Total revenue	$24,928	$21,377	$64,753	$57,491

Cost of revenues	15,548	13,369	40,830	34,782

Gross profit	9,380	8,008	23,923	22,709

Operating expenses:
Selling, general and administrative	7,941	6,843	24,522	19,487
Depreciation and amortization	673	1,066	2,317	3,195
Research and development	532	359	1,506	1,005
Bad debt	67	18	204	(60)

Total operating expenses	9,213	8,286	28,549	23,627

Income (loss) from operations	167	(278)	(4,626)	(918)

Other income (expense)	(305)	(8)	(116)	(29)
Interest expense	(109)	(127)	(318)	(380)

Loss before taxes	(247)	(413)	(5,060)	(1,327)

Income tax benefit	(188)	(64)	(421)	(424)

Net loss	$(59)	$(349)	$(4,639)	$(903)

Basic and diluted weighted average common and common equivalent shares outstanding	20,802,217	20,673,862	20,787,536	20,630,227

Basic and diluted (loss) per common share	$(0.00)	$(0.02)	$(0.22)	$(0.04)

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net (loss)	$(59)	$(349)	$(4,639)	$(903)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,253)	(1,335)	(957)	(391)
Comprehensive income (loss)	$(1,312)	$(1,684)	$(5,596)	$(1,294)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)			For the nine months ended September 30, 2015
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2014	20,747,740	$21	$148,398	$(82,717)	$268	$65,970
Options granted for services and compensation	-	-	368	-	-	368
Common stock issued for exercises of options	122	-	-	-	-	-
Common stock issued for compensation, services, and royalty payments	57,379	-	362	-	-	362
Net loss for the period ended September 30, 2015	-	-	-	(4,639)	-	(4,639)
Other comprehensive loss	-	-	-	-	(957)	(957)
Balance, September 30, 2015	20,805,241	$21	$149,128	$(87,356)	$(689)	$61,104

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)
	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,639)	$(903)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	610	617
Amortization of intangibles	1,869	2,764
Amortization of investment premiums and discounts	15	53
Stock and options issued for compensation, royalties and services	740	1,517
Unrealized loss on derivative	45	92
Non-cash earnings on equity method investment	(53)	(56)
Provision for (credit to) bad debt expense and returns allowances	204	(35)
Deferred income taxes	(288)	(516)
Impairment of intangible asset	3	-
Inventory reserve	85	(56)
Loss on disposal of assets	-	5

(Increase) decrease in operating assets:
Trade accounts receivable	(4,767)	(1,333)
Inventory	(2,248)	(266)
Costs in excess of billings	(467)	544
Prepaid expenses and other current assets	(1,655)	(656)
Deposits and other assets	61	(5)
Increase (decrease) in operating liabilities:
Accounts payable	1,904	927
Accrued expenses	647	599
Unearned revenue	1,857	197
Billings in excess of costs	(1,146)	(2,266)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,223)	1,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of contingent consideration (Note 10)	(4,285)	-
Purchase of property and equipment	(4,440)	(724)
Investments in other intangible assets	(226)	(120)
Purchase of short term investments held to maturity	-	(10,810)
Maturities of short term investments held to maturity	10,645	11,192
Receipts from deferred property grant	225	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,919	(462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(26)	(96)
Payments on notes and loans payable	(60)	(57)
NET CASH (USED IN) FINANCING ACTIVITIES	(86)	(153)

Effect of exchange rate changes on cash	(78)	(84)
Net (decrease) increase in cash and cash equivalents	(5,468)	524
Cash and cash equivalents at beginning of period	11,704	16,576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,236	$17,100

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$34	$238
Interest paid	$375	$382

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for royalties payable pursuant to product agreements, related party	$22	$18
Contingent consideration recorded in acquisition	$216	$-
Capital leases	$-	$78
Common stock issued for prepaid consulting services	$63	$-
Deferred property grant receivable and reduction in property and equipment	$150	$-

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

CUI Global, Inc. (CUI Global) is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries (CUI, Inc., CUI-Canada, Inc., CUI Japan, Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc.), CUI Global (combined “The Company”) has built a diversified portfolio of industry leading technologies that touch many markets.

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

On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assumed certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc. (CUI Canada), to receive these acquired assets and liabilities. CUI Canada operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies. Sales of products produced by CUI Canada will be marketed and sold through existing CUI, Inc. sales channels as well as to existing Tectrol customers (See Note 10, “Acquisition,” of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s acquisition of CUI Canada).

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

CUI Properties, LLC owns the CUI Global headquarters facility located in Tualatin, Oregon and is included in the consolidation of the Company.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2014.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Reclassification

Certain amounts from the prior periods have been reclassified to the current period presentation including, for the year ended December 31, 2014, $1.9 million of trade accounts receivable that were reclassified to costs in excess of billings, $0.3 million of product certifications, net of amortization that were reclassified to Other intangible assets, net and $88 thousand of software, net of amortization that was reclassified to Other intangible assets, net on the condensed consolidated balance sheets. For the three months and nine months ended September 30, 2014, $36 thousand and $83 thousand, respectively were reclassified from selling, general and administrative expense to research and development expense. For the nine months ended September 30, 2014 condensed consolidated statements of cash flows, $0.2 million was reclassified to amortization of intangibles from depreciation and $0.1 million was reclassified to investment in other intangible assets from acquisitions of property and equipment as a result of the product certification and software reclassifications.

2. INVENTORY

Inventories consist of finished and un-finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method. At September 30, 2015 and December 31, 2014, inventory by category is valued net of reserves and consists of (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$3,143	$1,625
Work-in -process	936	-
Finished goods	7,457	5,610
Inventory reserves	(476)	(394)

Total inventories	$11,060	$6,841

3. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of goodwill at May 31, 2015, and determined there was no impairment of goodwill.

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.

The carrying value of goodwill and the activity for the nine months ended September 30, 2015 are as follows (in thousands):

	Power and Electro - Mechanical	Gas	Other	Total
Balance, December 31, 2014	$13,021	$8,866	$-	$21,887
CUI - Canada, Inc. acquisition	64	-	-	64
Currency translation adjustments	(5)	(210)	-	(215)
Balance, September 30, 2015	$13,080	$8,656	$-	$21,736

The Company also tests for impairment of indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceeds its fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for indefinite-lived assets at May 31, 2015 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Indefinite-lived intangibles were $7.3 million at September 30, 2015.

4. INVESTMENT – EQUITY METHOD

The Company owns 352,589 common shares (representing an 8.94% interest through March 31, 2014 and 8.50% thereafter) in Test Products International, Inc., hereafter referred to as TPI. TPI is a provider of handheld test and measurement equipment. Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. CUI Global enjoys a close association with this affiliate through common Board of Director membership and participation that allows for a significant amount of influence over affiliate business decisions. Accordingly, for financial statement purposes, the Company accounts for its investment in this affiliated entity under the equity method.

A summary of the financial statements of the affiliate as of and for the nine months ended September 30, 2015 is as follows (in thousands):

Current assets	$7,866
Non-current assets	510
Total Assets	$8,376

Current liabilities	$2,963
Non-current liabilities	659
Stockholders' equity	4,754
Total Liabilities and Stockholders' Equity	$8,376

Revenues	$10,718

Gross Profit	$4,158

Operating income	$674

Net profit	$621
Other comprehensive profit (loss):
Foreign currency translation adjustment	-
Comprehensive net profit	$621
Company share of Net Profit	$53
Equity investment in affiliate	$385

5. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and nine months ended September 30, 2015, the Company had $93 thousand and $45 thousand, respectively, of unrealized loss related to the derivative liabilities compared to a $25 thousand unrealized gain and $92 thousand unrealized loss, respectively, during the three and nine months ended September 30, 2014.

Embedded Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

6. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company recorded stock-based expense for the three and nine months ended September 30, 2015, of $0.2 million and $0.7 million respectively. In addition, prepaid expenses at September 30, 2015 and December 31, 2014 included stock-based payments related to prepaid services of $47 thousand and $58 thousand, respectively.

7. SEGMENT REPORTING

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

During the three months ended September 30, 2015, the Company’s total revenues consisted of 67% from the power and electro-mechanical segment and 33% from the gas segment. For the nine month period ended September 30, 2015, the Company’s total revenues consisted of 68% from the power and electro-mechanical segment and 32% from the gas segment.

The following information represents segment activity for the three months ended September 30, 2015 and selected balance sheet items as of September 30, 2015 (in thousands):

	Power and Electro- Mechanical	Gas	Other	Total
Revenues from external customers	$16,679	$8,249	$-	$24,928
Depreciation and amortization(1)	330	392	3	725
Earnings on equity method investment	29	-	-	29
Interest expense	57	1	51	109
Income (loss) from operations	1,541	(277)	(1,097)	167
Segment assets	50,855	36,855	3,499	91,209
Other intangibles assets, net	9,644	9,687	3	19,334
Goodwill	13,080	8,656	-	21,736
Expenditures for segment assets (3)	300	1,827	-	2,127

The following information represents segment activity for the nine months ended September 30, 2015 and selected balance sheet items as of September 30, 2015 (in thousands):

	Power and Electro- Mechanical	Gas	Other	Total
Revenues from external customers	$44,016	$20,737	$-	$64,753
Depreciation and amortization(1)	929	1,545	5	2,479
Earnings on equity method investment	53	-	-	53
Interest expense	168	5	145	318
Income (loss) from operations	2,173	(3,475)	(3,324)	(4,626)
Segment assets	50,855	36,855	3,499	91,209
Other intangibles assets, net	9,644	9,687	3	19,334
Goodwill	13,080	8,656	-	21,736
Expenditures for segment assets (3)	735	3,931	-	4,666

The following information represents segment activity for the three months ended September 30, 2014 and selected balance sheet items as of September 30, 2014 (in thousands):

	Power and Electro- Mechanical	Gas	Other	Total
Revenues from external customers	$12,932	$8,445	$-	$21,377
Depreciation and amortization (1)	236	889	1	1,126
Earnings on equity method investment	14	-	-	14
Interest expense	58	3	66	127
Income (loss) from operations	1,474	(849)	(903)	(278)
Segment assets	44,872	38,962	14,405	98,239
Other intangibles assets, net (2)	8,576	12,591	9	21,176
Goodwill	13,031	9,270	-	22,301
Expenditures for segment assets (3)	274	87	-	361

The following information represents segment activity for the nine months ended September 30, 2014 and selected balance sheet items as of September 30, 2014 (in thousands):

	Power and Electro- Mechanical	Gas	Other	Total
Revenues from external customers	$37,337	$20,154	$-	$57,491
Depreciation and amortization (1)	723	2,655	3	3,381
Earnings on equity method investment	56	-	-	56
Interest expense	173	8	199	380
Income (loss) from operations	3,923	(1,763)	(3,078)	(918)
Segment assets	44,872	38,962	14,405	98,239
Other intangibles assets, net (2)	8,576	12,591	9	21,176
Goodwill	13,031	9,270	-	22,301
Expenditures for segment assets (3)	609	235	-	844

(1) For the three and nine months ended September 30, 2015, depreciation and amortization totals include $52 thousand and $0.2 million, respectively that were classified as cost of revenues in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, totals include $60 thousand and $0.2 million, respectively, that were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes $433 thousand reclassified from property and equipment for software and product certifications.

(3) Includes purchases of property plant and equipment and the investment in other intangible assets. Excludes amounts for the CUI – Canada, Inc. acquisition in 2015.

The following represents revenue by country (in thousands):

	For the three months ended September 30,
	2015		2014
	Amount	%	Amount	%
USA	$14,012	56%	$9,584	45%
United Kingdom	5,235	21%	8,175	38%
China	1,210	5%	1,451	7%
All Others	4,471	18%	2,167	10%
Total	$24,928	100%	$21,377	100%

	For the nine months ended September 30,
	2015		2014
	Amount	%	Amount	%
USA	$35,084	54%	$28,756	50%
United Kingdom	15,978	25%	18,495	32%
China	4,219	6%	3,658	6%
All Others	9,472	15%	6,582	12%
Total	$64,753	100%	$57,491	100%

8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional note disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 15, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application is permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for annual periods and interim period within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this provision is not expected to have an impact on the Company’s financial condition or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”) that requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The guidance must be applied on a prospective basis with early adoption permitted. The guidance is not expected to have a material impact on our financial statements and we have not elected to early adopt.

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of September 30, 2015 and December 31, 2014, respectively, was as follows (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,413	$-	$-	$2,413
Certificates of deposit	500	-	-	500
Total assets	$2,913	$-	$-	$2,913
Derivative instrument payable	$-	$645	$-	$645
Contingent consideration	-	-	216	216
Total liabilities	$-	$645	$216	$861

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,281	$-	$-	$1,281
Certificates of deposit	6,845	-	-	6,845
Commercial paper	-	2,249	-	2,249
Corporate notes	-	2,815	-	2,815
Total assets	$8,126	$5,064	$-	$13,190
Derivative instrument payable	$-	$600	$-	$600
Total liabilities	$-	$600	$-	$600

Level three instruments are made up of contingent consideration that was incurred as part of the CUI – Canada acquisition in March 2015. The value of this instrument has not changed since being recorded in March 2015.  The contingent consideration liability represents the present value of the contingent payment based on the related projected revenues.  The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy, which are not observable in the market and reflects the Company’s own judgments about the assumptions market participants would use in pricing the liability.  Changes in the fair value of the contingent consideration obligation will be expensed during the period the change occurs.

10. ACQUISITION

CUI-Canada, Inc.

On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and is included from that date in the Company’s Power and Electro-Mechanical segment. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets and liabilities. That entity entered into a five-year lease of the Toronto facility where Tectrol, Inc. was operating its business. CUI-Canada, Inc. operations include the design, manufacture assembly and sales of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies.

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. At September 30, 2015, $75 thousand of contingent consideration is included on the balance sheet in accrued expenses and the remainder is included in other long-term liabilities. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

(in thousands)
Purchase price	$4,501

Inventory	$2,302
Property and equipment	831
Software	73
Intangible, customer lists	270
Intangible, trademark and tradename	130
Intangible, technology-based asset	1,000
Goodwill	64
Liabilities assumed	(169)
$4,501

The table below summarizes the unaudited condensed pro forma information of the results of operations of the Company, for the nine months ended September 30, 2015 and 2014 as though the acquisition had been completed as of January 1, 2014 and January 1, 2015 (in thousands):

For the nine months ended September 30, 2015

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$64,753	$4,837	$-	$69,590
Total expenses	69,392	5,212	31	74,635
Net income (loss)	$(4,639)	$(375)		$(5,045)
Basic and diluted loss per share				$(0.24)

For the nine months ended September 30, 2014

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$57,491	$12,530	$-	$70,021
Total expenses	58,394	13,628	139	$72,161
Net income (loss)	$(903)	$(1,098)		$(2,140)
Basic and diluted loss per share				$(0.10)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for each of the presented periods assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition. Excluded from the pro forma adjustment is the effect of the write up of inventory recorded as a result of acquisition accounting of $0.1 million.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results. CUI Global recognized revenues of $10.4 million related to the operations of CUI Canada since acquisition on March 1, 2015.

The following are the estimated useful lives for intangible assets purchased as part of the acquisition.

Finite-Lived Intangible Assets	Estimated Useful Life
Trade name - CUI Canada	3
Customer list - CUI Canada	7
Technology-Based Asset - Power	7
Patents	*
Software	3 to 5**

* Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.

** Software assets are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

11. INCOME (LOSS) PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and nine months ended September 30, 2015 and September 30, 2014, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2015 and 2014. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
(in thousands except dollars per share)	September 30		September 30
	2015	2014	2015	2014
Net loss	$(59)	$(349)	$(4,639)	$(903)
Basic weighted average number of shares outstanding	20,802	20,674	20,788	20,630
Diluted weighted average number of shares outstanding	20,802	20,674	20,788	20,630
Basic loss per common share	$(0.00)	$(0.02)	$(0.22)	$(0.04)
Diluted loss per common share	$(0.00)	$(0.02)	$(0.22)	$(0.04)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Interest cost incurred	$125	$127	$373	$380
Interest cost capitalized - property and equipment	(16)	-	(55)	-
Interest expense, net	$109	$127	$318	$380

13. INCOME TAXES

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net benefit of $188 thousand was recorded to the income tax provision for the three month period ended September 30, 2015 resulting in an effective tax rate of 76.1% for the period. The income tax benefit for the quarter relates primarily to changes in deferred taxes at the Company’s foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate was $64 thousand and 15.5%, respectively, for the same period in 2014.

A net benefit of $0.4 million was recorded to the income tax provision for the nine month period ended September 30, 2015 resulting in an effective tax rate of 8.3% for the period. The income tax benefit relates primarily to changes in deferred taxes at the Company’s foreign operations, partially offset by domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate were $0.4 million and 32.0%, respectively, for the same period in 2014.

14. WORKING CAPITAL LINE OF CREDIT

During the period ended September 30, 2015, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms (dollars in thousands):

Credit Limit	9/30/2015 balance	Expiration Date	Interest rate
$4,000	$-	October 1, 2016	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
Variable rate at 1.75% above the the daily one-month LIBOR rate

The line of credit is secured by the following collateral via a security agreement with CUI Inc. at September 30, 2015 (in thousands):

CUI Inc. General intangibles, net	$9,583
CUI Inc. Accounts receivable, net	8,414
CUI Inc. Inventory, net	6,186
CUI Inc. Equipment, net	974

CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in thousands):

	As of September 30, 2015	As of December 31, 2014
Foreign currency translation adjustment	$(689)	$268
Accumulated other comprehensive income (loss)	$(689)	$268

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of September 30, 2015 (in thousands):

Classes of Property
Motor vehicles	$168
Equipment	22
Less: Accumulated depreciation	(101)
$89

The following summarizes the current and long-term portion of capital leases as of September 30, 2015 (in thousands):

Current leases payable	$46
Long-term leases payable	33
$79

17. NOTES PAYABLE

Notes payable is summarized as follows as of September 30, 2015 (in thousands):

(a) Promissory Note - bank	$3,544
(b) Acquisition Note Payable - related party	5,304
$8,848

(a)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the nine months ended September 30, 2015, the Company made principal payments of $60 thousand against the mortgage promissory note payable. At September 30, 2015, the balance owed on the mortgage promissory note payable was $3.5 million, of which $84 thousand and $3.5 million were in current and long-term liabilities, respectively at September 30, 2015.
(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of September 30, 2015, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

During the third quarter of 2015, 34% of revenues were derived from three customers at 19%, 9%, and 6%. For the nine months ended September 30, 2015, 37% of revenues were derived from three customers at 20%, 11%, and 6%. During the third quarter of 2014, 55% of revenues were derived from three customers at 28% and 16% and 11%. For the nine months ended September 30, 2014, 48% of revenues were derived from two customers at 31% and 17%.

The Company’s major product lines during the first nine months of 2015 and 2014 were power and electro-mechanical products and natural gas infrastructure and high-tech solutions.

At September 30, 2015, of the gross trade accounts receivable of $14.7 million, 13% was due from one customer. At September 30, 2014, of the gross trade accounts receivable totaling $10.6 million, 34% was due from two customers at 19% and 15%.

During the three and nine months ended September 30, 2015, CUI had one supplier concentration of 9% related to inventory product received.

The Company has revenue concentrations in the United Kingdom and China of 21% and 5%, respectively, for the three months ended September 30, 2015. The Company has revenue concentrations in the United Kingdom and China of 25% and 6%, respectively, for the nine months ended September 30, 2015. For the three months ended September 30, 2014, the Company had revenue concentrations in the United Kingdom and China of 38% and 7%, respectively. For the nine months ended September 30, 2014, the Company had revenue concentrations in the United Kingdom and China of 32% and 6%, respectively.

The Company has trade accounts receivable concentration in the United Kingdom and China of 30% and 5%, respectively, at September 30, 2015. The Company had trade accounts receivable concentration in the United Kingdom and China of 64% and 3%, respectively, at September 30, 2014.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2015 were recorded in expense or prepaid asset using the grant-date fair value of the stock (dollars in thousands):

Date of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value
January 2015	Vested restricted common stock	Expensed	Two board members	Director compensation	5,000	$36

January 2015	Vested restricted common stock	Expensed	New Director of Sales and Marketing - Orbital Gas Systems, North America	Sign-on bonus	17,655	125

March 2015	Vested restricted common stock	$47 thousand included in Prepaid expense and $16 thousand expensed	Consultant	Compensation for strategic investor marketing services	10,000	63

April 2015	Common stock	Expensed	Former employee	Cashless stock option exercise	108	-	(1)

May 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	1,391	7

June 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	9,560	50

June 2015	Vested restricted common stock	Expensed	board member	Director compensation	1,753	10

July 2015	Vested restricted common stock	Expensed	Employee	Bonus compensation	3,453	15

July 2015	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	3,670	20

July 2015	Common stock	Expensed	Related party, IED, Inc.	Pursuant to royalty agreement	400	2

August 2015	Common stock	Expensed	Employee	Cashless stock option exercise	14	-	(1)

August 2015	Vested restricted common stock	Expensed	Director	Director compensation	4,497	25

Total					57,501	$353	(2)

(1) The Company received $0 for the issuance in the cashless option exercise.

(2) There was $9 thousand of stock-based expense related to unvested restricted stock units held by a Director for stock to be issued at a future date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s un-audited condensed consolidated financial statements as of September 30, 2015 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filings for the period ended December 31, 2014 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

The statements that are not historical constitute “forward-looking statements.” Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects,” “intends,” “goals,” “estimates,” “projects,” “plans,” “anticipates,” “should,” “future,” “believes,” and “scheduled.”

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

During the nine months ended September 30, 2015, CUI Global had a consolidated loss from operations of $4.6 million. During the nine months ended September 30, 2015, CUI Global had a consolidated net loss of $4.6 million. The consolidated net loss for the nine months ended was primarily the result of increased selling, general and administrative expenses related to the opening of the Orbital Gas Systems, North America facility in January 2015 and the addition of CUI Canada, Inc. in March 2015 as well as the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited acquisition and CUI Canada acquisition.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

(In thousands)

For the three months ended September 30, 2015 (dollars in thousands):

	Power and Electro - Mechanical	Percent of Segment Revenues	Gas	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$16,679	100.0%	$8,249	100.0%	$-	0.0%	$24,928	100.0%
Cost of revenue	10,161	60.9%	5,387	65.3%	-	0.0%	15,548	62.4%
Gross Profit	6,518	39.1%	2,862	34.7%	-	0.0%	9,380	37.6%

Operating expenses:
Selling, general and administrative	4,214	25.3%	2,633	31.9%	1,094	0.0%	7,941	31.8%
Depreciation and amortization	278	1.7%	392	4.8%	3	0.0%	673	2.7%
Research and development	490	2.9%	42	0.5%	-	0.0%	532	2.1%
Bad debt	(5)	0.0%	72	0.9%	-	0.0%	67	0.3%
Total operating expenses	4,977	29.9%	3,139	38.1%	1,097	0.0%	9,213	36.9%

Income (loss) from operations	$1,541	9.2%	$(277)	(3.4)%	$(1,097)	0.0%	$167	0.7%

For the three months ended September 30, 2014 (dollars in thousands)

	Power and Electro - Mechanical	Percent of Segment Revenues	Gas	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$12,932	100.0%	$8,445	100.0%	$-	0.0%	$21,377	100.0%
Cost of revenue	7,778	60.1%	5,591	66.2%	-	0.0%	13,369	62.5%
Gross Profit	5,154	39.9%	2,854	33.8%	-	0.0%	8,008	37.5%

Operating expenses:
Selling, general and administrative	3,165	24.5%	2,776	32.9%	902	0.0%	6,843	32.0%
Depreciation and amortization	177	1.4%	888	10.5%	1	0.0%	1,066	5.0%
Research and development	323	2.5%	36	0.4%	-	0.0%	359	1.7%
Bad debt	15	0.1%	3	0.0%	-	0.0%	18	0.1%
Total operating expenses	3,680	28.5%	3,703	43.8%	903	0.0%	8,286	38.8%

Income (loss) from operations	$1,474	11.4%	$(849)	(10.0)%	$(903)	0.0%	$(278)	(1.3)%

For the nine months ended September 30, 2015 (dollars in thousands)

	Power and Electro - Mechanical	Percent of Segment Revenues	Gas	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$44,016	100.0%	$20,737	100.0%	$-	0.0%	$64,753	100.0%
Cost of revenue	27,380	62.2%	13,450	64.9%	-	0.0%	40,830	63.1%
Gross Profit	16,636	37.8%	7,287	35.1%	-	0.0%	23,923	36.9%

Operating expenses:
Selling, general and administrative	12,207	27.7%	8,996	43.4%	3,319	0.0%	24,522	37.9%
Depreciation and amortization	770	1.8%	1,542	7.4%	5	0.0%	2,317	3.6%
Research and development	1,386	3.2%	120	0.6%	-	0.0%	1,506	2.3%
Bad debt	100	0.2%	104	0.5%	-	0.0%	204	0.3%
Total operating expenses	14,463	32.9%	10,762	51.9%	3,324	0.0%	28,549	44.1%

Income (loss) from operations	$2,173	4.9%	$(3,475)	(16.8)%	$(3,324)	0.0%	$(4,626)	(7.2)%

For the nine months ended September 30, 2014 (dollars in thousands)

	Power and Electro - Mechanical	Percent of Segment Revenues	Gas	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$37,337	100.0%	$20,154	100.0%	$-	0.0%	$57,491	100.0%
Cost of revenue	22,393	60.0%	12,389	61.5%	-	0.0%	34,782	60.5%
Gross Profit	14,944	40.0%	7,765	38.5%	-	0.0%	22,709	39.5%

Operating expenses:
Selling, general and administrative	9,660	25.9%	6,752	33.5%	3,075	0.0%	19,487	33.9%
Depreciation and amortization	537	1.4%	2,655	13.2%	3	0.0%	3,195	5.6%
Research and development	922	2.5%	83	0.4%	-	0.0%	1,005	1.7%
Bad debt	(98)	(0.3)%	38	0.2%	-	0.0%	(60)	(0.1)%
Total operating expenses	11,021	29.5%	9,528	47.3%	3,078	0.0%	23,627	41.1%

Income (loss) from operations	$3,923	10.5%	$(1,763)	(8.8)%	$(3,078)	0.0%	$(918)	(1.6)%

Revenue

		Three Months Ended
Revenues by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$16,679	$12,932	$3,747	29.0%
Gas	8,249	8,445	(196)	(2.3)%
Other	-	-	-	0.0%
Total revenues	$24,928	$21,377	$3,551	16.6%

		Nine Months Ended
Revenues by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$44,016	$37,337	$6,679	17.9%
Gas	20,737	20,154	583	2.9%
Other	-	-	-	0.0%
Total revenues	$64,753	$57,491	$7,262	12.6%

The revenues for the three and nine months ended September 30, 2015 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, and the addition in March 2015 of CUI Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America.

The customer orders related to the power and electro-mechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of a third distribution channel, and the addition in March 2015 of the products from CUI Canada.

The power and electro-mechanical segment held a backlog of customer orders of approximately $23.5 million as of September 30, 2015. At September 30, 2015, the gas segment held a backlog of customer orders of approximately $15.3 million.

Cost of revenues

		Three Months Ended
Cost of Revenues by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$10,161	$7,778	$2,383	30.6%
Gas	5,387	5,591	(204)	(3.6)%
Other	-	-	-	0.0%
Total cost of revenues	$15,548	$13,369	$2,179	16.3%

		Nine Months Ended
Cost of Revenues by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$27,380	$22,393	$4,987	22.3%
Gas	13,450	12,389	1,061	8.6%
Other	-	-	-	0.0%
Total cost of revenues	$40,830	$34,782	$6,048	17.4%

For the three months ended September 30, 2015, the cost of revenues as a percentage of revenue decreased slightly to 62% from 63% during the prior-year comparative period. The cost of revenues as a percentage of revenue for the nine months ended September 30, 2015 increased to 63% from 61% during the prior-year comparative period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, contract labor necessary to complete gas related projects, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the power and electro-mechanical segment for the three and nine month periods ended September 30, 2015 was 61% and 62%, respectively. The cost of revenues as a percentage of revenue for the gas segment for the three and nine months ended September 30, 2015 was 65%.

Selling, General and Administrative Expenses

Selling, General, and Administrative		Three Months Ended
Expense by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$4,214	$3,165	$1,049	33.1%
Gas	2,633	2,776	(143)	(5.2)%
Other	1,094	902	192	21.3%
Total SG&A	$7,941	$6,843	$1,098	16.0%

Selling, General, and Administrative		Nine Months Ended
Expense by Segment		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$12,207	$9,660	$2,547	26.4%
Gas	8,996	6,752	2,244	33.2%
Other	3,319	3,075	244	7.9%
Total SG&A	$24,522	$19,487	$5,035	25.8%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

During the three months ended September 30, 2015, SG&A increased $1.1 million compared to the prior-year comparative period. This increase is associated with the activities of Orbital Gas Systems, North America which opened in January 2015 and accounted for approximately $0.7 million of additional SG&A. Partially offsetting this increase in the Gas segment expense was a $0.7 million charge during the three months ended September 30, 2014 of equity compensation expense for strategic consulting services that were completed regarding the testing and demonstration of the GasPT technology in accordance with the terms of the consulting agreement. In addition, the operations related to CUI Canada, which was acquired in March 2015, accounted for approximately $0.3 million of the increase in SG&A during the three months ended September 30, 2015. The remaining increases in SG&A during the three months ended September 30, 2015 are associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A during the three month period ended September 30, 2015 was unchanged at 32% compared to the three month period ended September 30, 2014.

For the nine months ended September 30, 2015 compared to the same period in 2014, SG&A expenses increased $5.0 million. The increase during the nine months ended September 30, 2015 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems, North America which opened in January 2015 and accounted for approximately $3.1 million of additional SG&A. Partially offsetting this increase in the Gas segment expense was a $0.7 million charge during the three months ended September 30, 2014 of equity compensation expense for strategic consulting services noted above. In addition, the operations related to CUI Canada, which was acquired in March 2015, accounted for approximately $0.8 million of the increase in SG&A during the period. The remaining increases in SG&A are associated with the ongoing activities to reach new customers, promote new product lines including Novum, Solus, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A increased during the nine month period ended September 30, 2015 to 38% from 34% during the prior-year comparable period.

The Company expects the SG&A as a percentage of revenues will improve during the remainder of 2015 as Orbital Gas Systems, North America continues to contribute revenues along with the introduction of products acquired with CUI Canada into the power and electro-mechanical sales channels.

Depreciation and Amortization

The depreciation and amortization of intangible expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

		Three Months Ended
Depreciation and Amortization		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$330	$236	$94	39.8%
Gas	392	889	(497)	(55.9)%
Other	3	1	2	200.0%
Total depreciation and amortization	$725	$1,126	$(401)	(35.6)%

The total depreciation and amortization expense for the three months ended September 30, 2015 and 2014 included $52 thousand and $60 thousand, respectively, which was included in cost of revenues.

		Nine Months Ended
Depreciation and Amortization		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$929	$723	$206	28.5%
Gas	1,545	2,655	(1,110)	(41.8)%
Other	5	3	2	66.7%
Total depreciation and amortization	$2,479	$3,381	$(902)	(26.7)%

The total depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 included $0.2 million in both years, which were included in cost of revenues.

Depreciation and amortization has decreased between the three and nine month comparable periods as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015.

Research and Development

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, and other products.

		Three Months Ended
Research and Development		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$490	$323	$167	51.7%
Gas	42	36	6	16.7%
Other	-	-	-	0.0%
Total research and development	$532	$359	$173	48.2%

		Nine Months Ended
Research and Development		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$1,386	$922	$464	50.3%
Gas	120	83	37	44.6%
Other	-	-	-	0.0%
Total research and development	$1,506	$1,005	$501	49.9%

Bad Debt Expense

		Three Months Ended
Bad Debt Expense		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$(5)	$15	$(20)	(133.3)%
Gas	72	3	69	N/M
Other	-	-	-	0.0%
Total Bad Debt Expense	$67	$18	$49	272.2%

N/M – Not meaningful

		Nine Months Ended
Bad Debt Expense		September 30
(dollars in thousands)	2015	2014	Change	%
Power and Electromechanical	$100	$(98)	$198	(202.0)%
Gas	104	38	66	173.7%
Other	-	-	-	0.0%
Total Bad Debt Expense	$204	$(60)	$264	(440.0)%

The current year expense is associated with miscellaneous customer receivables for which the Company has determined the balance to be uncollectible and increased the bad debt reserve.

Other Income (Expense)

Other income (expense) consisted of the following items (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Foreign exchange gain (loss)	$(250)	$(75)	$(168)	$(69)
Unrealized gain (loss) on derivative	(93)	25	(45)	(92)
Interest income	3	40	36	108
Earnings on equity method investment	29	14	53	56
Rental income	6	6	18	18
Bad debt recoveries	-	1	7	1
Amortization of investment premiums and discounts	-	(21)	(15)	(53)
Other, net	-	2	(2)	2
Total Other income (expense)	$(305)	$(8)	$(116)	$(29)

Interest Expense

For both the three months ended September 30, 2015 and 2014, the Company incurred interest expense, net of amounts capitalized, of $0.1 million. The company incurred interest expense, net of amounts capitalized, of $0.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest expense in 2015 and 2014 is associated with interest on bank and secured promissory notes.

Provision (benefit) for taxes

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net benefit of $188 thousand was recorded to the income tax provision for the three month period ended September 30, 2015 resulting in an effective tax rate of 76.1% for the period. The income tax benefit for the quarter relates primarily to changes in deferred taxes at the Company’s foreign operations where the benefit can be realized, partially offset by domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate were $64 thousand and 15.5%, respectively, for the same period in 2014.

A net benefit of $0.4 million was recorded to the income tax provision for the nine month period ended September 30, 2015 resulting in an effective tax rate of 8.3% for the period. The income tax benefit relates primarily to changes in deferred taxes at the Company’s foreign operations, partially offset by domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate were $0.4 million and 32.0%, respectively, for the same period in 2014.

Liquidity and Capital Resources

General

As of September 30, 2015, the Company held Cash and cash equivalents of $6.2 million and investments of $0.5 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand.

Cash Used In Operations

Negative cash flow from operations of $7.2 million was significantly affected by operating requirements from Orbital Gas Systems North America and CUI Canada during the nine months ended September 30, 2015, versus positive cash flow from operations of $1.2 million for the same period in 2014. The change in cash used in operations is primarily the result of the net loss for the nine months ended September 30, 2015 before non-cash expenses as well as changes in assets and liabilities.

Significant factors that impacted the cash used in operations included the increased receivables of approximately $4.8 million associated primarily with the increased sales generated following the opening of Orbital Gas Systems North America and the acquisition of CUI Canada coupled with the timing of deliveries and related sales terms. Cash used for inventory purchases increased approximately $2.2 million associated with timing of customer orders and ongoing projects. Additionally, the cash flow from operations was impacted by an approximately $1.7 million increase in prepaid expenses and other current assets associated largely with prepaid insurance premiums, product purchases, royalties and consulting services fees. Also, billings in excess of costs was an approximate $1.1 million use of cash in the period related to billings on projects in the gas segment. The overall use in operating cash was partially offset by an increase in accounts payable of approximately $1.9 million primarily due to the timing of goods receipts and the related terms. Accrued expenses increased $0.6 million related primarily to increased accrued compensation. Unearned revenue increased $1.9 million primarily in relation to increases in deferred revenue from distributor activity within the power and electro-mechanical segment.

During the first nine months of 2015 and 2014, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the nine months ended September 30, 2015 and 2014, the Company recorded a total of $0.7 million and $1.5 million, respectively for share-based compensation related to equity given, or to be given, to employees and consultants for services provided and as payment for royalties earned.

As the Company focuses on technology development, product line additions, integrating CUI Canada operations, and developing Orbital Gas Systems, North America during 2015, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and short term investments held to maturity.

Capital Expenditures and Investments

During the first nine months of 2015 and 2014, CUI Global invested $4.4 million and $0.7 million, respectively, in fixed assets. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company completed the construction of the manufacturing building at its UK facility in the third quarter of 2015. The total paid for the building in 2015 was $3.6 million. The Company anticipates further investment in fixed assets in the fourth quarter of 2015 in support of its on-going business and continued development of product lines and technologies.

During the nine months ended September 30, 2015, we received $0.2 million from a government grant to be allocated toward the construction of the manufacturing building at Orbital’s UK facility.

During the nine months ended September 30, 2015 and 2014, CUI Global invested $0.2 million and $0.1 million in other intangible assets. These investments typically include capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the nine months ended September 30, 2015 the Company invested $0 in short-term investments classified as held to maturity and received $10.6 million from maturities of these investments. During the nine months ended September 30, 2014, the Company invested $10.8 million in short-term investments classified as held to maturity and received $11.2 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue.

Effective March 1, 2015, CUI Global closed on an Asset Purchase Agreement to acquire certain assets of Tectrol, Inc., a Toronto, Canada corporation. For additional details of this acquisition, see Note 10, “Acquisition,” of the condensed consolidated financial statements in Part I—Item I, “Financial Statements.”

Financing Activities

For the nine months ended September 30, 2015 and 2014, the Company made payments of $26 thousand and $96 thousand, respectively, toward capital lease obligations and $60 thousand and $57 thousand, respectively, toward the mortgage note payable.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the nine months ended September 30, 2015 and 2014, $0.2 million of interest payments were made in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at September 30, 2015 of $3.5 million due, of which $84 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at September 30, 2015, the Company had a zero balance on its $4 million two-year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At September 30, 2015, the Company had cash and cash equivalents balances of $6.2 million and short-term investments of $0.5 million. At September 30, 2015, the Company had $0.9 million of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $2.4 million is covered up to $500 thousand under the SIPC insured program for investments. At September 30, 2015 the Company had cash and cash equivalents of $0.3 million in Japanese bank accounts, $1.3 million in European bank accounts and $0.3 million in Canadian bank accounts. At September 30, 2015, the Company had $0.5 million of short-term investments classified as held-to-maturity, reported at amortized cost, which approximates market. At September 30, 2015, the $0.5 million of short-term investments were in certificates of deposit which were covered under FDIC insured limits and covered under the $500 thousand SIPC insured programs for investments.

At September 30, 2015, the Company has capital lease obligations of $79 thousand, of which $46 thousand are current obligations.

The Company believes its operations and existing financing structure, including cash and cash equivalents, short-term investments, and the unused line of credit will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America and CUI Canada in the fourth quarter of 2015 will be reduced compared with the first nine months of 2015.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. Significant estimates include estimates used to review the Company’s goodwill, impairment and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuation of non-cash capital stock issuances and the valuation allowance on deferred tax assets. These estimates can also affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risk and financial condition. We believe the Company’s use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of the Company’s financial statements.

While all of the Company’s significant accounting policies impact the Company’s financial condition and results of operations, we view the following policies as critical:

•	short- and long-term investments
•	accounts receivable and cost in excess of billings

•	Inventory
•	identifiable intangibles and goodwill
•	derivative liability
•	percentage of completion
•	revenue recognition
•	stock based compensation
•	foreign currency translation
•	income taxes

Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. The Company’s management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

See Note 8 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. This market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. The Company neither holds nor issues financial instruments for trading purposes.

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

Because of fluctuations in currency exchange rates, the Company is subject to currency translation exposure on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency, the U.S. dollar, for consolidation purposes. As currency exchange rates fluctuate, translation of the Company’s Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

Revenues and operating expenses are primarily denominated in the currencies of the countries in which the Company’s operations are located, the U.S., U.K., Canada and Japan. The Company’s consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

The table below details the percentage of revenues and expenses by the four principal currencies for the three and nine months ended September 30, 2015 and 2014:

		British
	U.S.	Pound	Canadian	Janpense
	Dollars	Sterling	Dollar (1)	Yen

Three months ended September 30, 2015
Revenues	73%	26%	0%	1%
Operating expenses	65%	26%	8%	1%
Three months ended September 30, 2014
Revenues	59%	40%	0%	1%
Operating expenses	63%	36%	0%	1%
Nine months ended September 30, 2015
Revenues	70%	28%	1%	1%
Operating expenses	66%	27%	6%	1%
Nine months ended September 30, 2014
Revenues	64%	35%	0%	1%
Operating expenses	62%	37%	0%	1%

(1)	On March 5, 2015, the Company closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. which was effective March 1, 2015.

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three months ended September 30, 2015, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

Investment Risk

The Company has an Investment Policy that, among other things, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. The Company’s Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

CUI Global, Inc. and its subsidiaries are not a party in any legal proceedings where they are a defendant. No director, officer or affiliate of CUI Global, Inc., any owner of record or beneficially of more than five percent of any class of voting securities of CUI Global, Inc. or any associate of any such director, officer, affiliate of CUI Global, Inc. or security holder is a party adverse to CUI Global, Inc. or any of its subsidiaries or has a material interest adverse to CUI Global, Inc. or any of its subsidiaries.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended September 30, 2015, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value
July 2015	Vested restricted common stock	Expensed	Employee	Bonus compensation	3,453	15

July 2015	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	3,670	20

July 2015	Common stock	Expensed	Related party, IED, Inc.	Pursuant to royalty agreement	400	2

August 2015	Common stock	Expensed	Employee	Stock option exercise	14	-

August 2015	Vested restricted common stock	Expensed	Director	Director compensation	4,497	25

Total					12,034	$62

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of November 2015.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

