Form 10-K/A
period 2014-12-31
CUI Global, Inc.
filed 2016-01-15
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of CUI Global, Inc., for the fiscal year ended December 31, 2014, as filed with the Commission on March 16, 2015 and amended to date (the “Form 10-K/A”), is being filed for the purpose of amending:

(i)	Part II, Item 9B, Other Information, by adding the voting results for the Annual Meeting of Shareholders held on November 24, 2014.

(ii)	Part III, Item 11, Executive Compensation, by adding to section Compensation Discussion and Analysis a subsection entitled Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote and to discuss how we considered the results of the most recent shareholder advisory vote on executive compensation as required by section 14A of the Exchange Act (15 U.S.C. 78n-1) or §240.14a-20 in determining compensation policies and decisions that affected the registrant's executive compensation decisions and policies.

(iii)	Part II Item 13, Certain Relationships and Related Transactions – to disclose the information required by Item 404(b) of Regulation S-K and to include the disclosure of a previously omitted related-party transaction.

(iv)	to include the second paragraph of text on the signature page as well as the signatures of at least the majority of the board of directors as required by General Instruction D(2)(a) to Form 10-K. This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

(v)	A typographical error is corrected on page F-7 at line item “Balance, December 31, 2011” in the Consolidated Statements of Changes in Stockholders’ Equity, For the Years Ended December 31, 2014, 2013 and 2012.

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

/s/ Perkins & Company, P.C.

Portland, Oregon

March 16, 2015

Item 9B.  Other Information

Voting Results for the 2014 Annual Meeting of Shareholders

At the Annual Meeting of Shareholders for CUI Global Inc. on November 24, 2014, the Company’s shareholders: (i) elected seven directors; (ii) ratified the appointment of Perkins & Company, P.C. of the BDO Seidman Alliance as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2014; and (iii) approved, on an advisory basis, the compensation paid to the Company’s named executive officers. The voting results for each of these proposals is as follows:

Election of seven directors each for a one-year term.

Nominee	For	Withhold	Non Votes
William J. Clough	9,465,327	373,821	5,515,128
Thomas A. Price	8,230,106	1,609,042	5,515,128
Matthew M. McKenzie	9,527,987	311,161	5,515,128
Sean P. Rooney	8,251,181	1,587,967	5,515,128
Paul D. White	9,477,808	361,340	5,515,128
Corey A. Lambrecht	9,461,808	377,340	5,515,128
Robert J. Evans	9,479,474	359,674	5,515,128

Ratification of the Appointment of Perkins & Co. of the BDO Seidman Alliance as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2014.

For	Against	Abstain
14,853,086	412,378	88,812

Advisory Approval of the Company’s Executive Compensation (Say-on-Pay).

For	Against	Abstain	Non votes
9,532,936	146,494	159,718	5,515,128

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

Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote

As required by Section 14A of the Exchange Act, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate in making compensation decisions. At the annual meeting of shareholders held November 24, 2014, more than 96% percent of the shareholders present and voting on the proposal approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting filed with the Securities and Exchange Commission on September 16, 2014. As a result, the Compensation Committee concluded that the Company's shareholders were supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Board of Directors is responsible for the review and approval of all related party transactions. Although the Board does not have written policies and procedures with respect to the review of related party transactions, we intend that any such transactions will be reviewed by the Board of Directors or one of its committees, which will consider all relevant facts and circumstances and will take into account, among other factors:

•	the material terms of the transaction;
•	the nature of the relationship between the Company and the related party;
•	the significance of the transaction to the Company;
•	whether or not the transaction would be likely to impair (or create an appearance of impairing) the judgement of a Director or Executive Officer to act in the best interest of the Company.

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2014, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

Chief Executive Officer, and Chairman of the Board of Directors, William J. Clough’s son Nicholas J. Clough, serves as Director at Orbital Gas Systems Limited, a wholly owned subsidiary of the Company. Mr. Clough received an aggregate salary of $112,500 for his services with Orbital Gas Systems Limited during fiscal 2014 and received a bonus of $103,565 in fiscal 2014. He also received stock compensation in 2014 valued at $50,000, and other benefits valued at $22,209. Nicholas Clough does not report to the Chief Executive Officer nor does the Chief Executive Officer have input regarding Mr. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1[1]	Share Purchase Agreement dated March 5, 2013 to acquire 100% of the equity interest in Orbital Gas Systems Ltd., a company organized under the laws of England and Wales.
3.11[2]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
10.47[3]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.62[3]	August 1, 2012 Addendum “D” to the employment Agreement of William J. Clough.
10.72[4]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73[5]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.74[5]	June 20, 2013 Second Amendment to Divestment Agreement regarding Stock Sale and Purchase Agreement between CUI Global, Inc. and Kunio Yamagish et al, dated July1, 2009.
10.76[5]	July 19, 2013 Letter agreement between Orbital Gas Systems, Ltd., a wholly owned subsidiary, and a former employee relating to intellectual property for which Orbital is the licensee.
10.77[5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.

10.78[6]	Documents relating to our April 18, 2013, acquisition of 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (“Orbital”), from Orbital’s sole shareholder.
10.79[7]	Documents relating to the purchase of our office complex by our wholly owned subsidiary, CUI Properties, LLC.
10.80[7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81[8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85[9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[11]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
14.1[10]	Code of Ethics and Business Conduct Statement of General Policy.
14.2[10]	Whistleblower Policy
21.2[12]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8	Proxy Statement and Notice of 2014 Annual Shareholder Meeting filed with the Commission September 16, 2014.
23.8[12]	Consent of Perkins & Company, P.C.
23.9[12]	Consent of Liggett, Vogt & Webb, P.A.
31.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101[13]	XBRL-Related Documents.

Footnotes to Exhibits:

1	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 6, 2013.
2	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
3	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
4	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
6	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 24, 2013.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.

9	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2013.
11	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015.
12	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 16, 2015.
13	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUI Global, Inc.
(registrant)

By:	/s/ William J. Clough	Dated this 15 day of January 2016.
William J. Clough
President/Chief Executive Officer
Principal Executive Officer

By:	/s/ Daniel N. Ford	Dated this 15 day of January 2016.
Daniel N. Ford
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Clough	Dated this 15 day of January 2016.
William J. Clough
Director

By:	/s/ Corey A. Lambrecht	Dated this 15 day of January 2016.
Corey A. Lambrecht
Director

By:	/s/ Matthew M. McKenzie	Dated this 15 day of January 2016.
Matthew M. McKenzie
Director

By:	/s/ Thomas A. Price	Dated this 15 day of January 2016.
Thomas A. Price
Director

By:	/s/ Sean P. Rooney	Dated this 15 day of January 2016.
Sean P. Rooney
Director

By:	/s/ Paul D. White	Dated this 15 day of January 2016.
Paul D. White
Director

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

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Series A Preferred Stock and Preferred Stock Issuable		Common Stock and Common Stock Issuable
Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2011	50,543	$51	7,314,513	$7,315
Options granted for services and compensation	-	-	-	-
Common stock issued for options exercised in exchange for cash and accrued compensation	-	-	10,071	10
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	(50,543)	(51)	9,661	9
Issuance of common stock	-	-	3,359,887	3,360
Common stock issued for services and compensation	-	-	188,096	188
Common stock issued for royalties pursuant to product agreements	-	-	1,052	1
Net loss for the year ended December 31, 2012	-	-	-	-
Other comprehensive loss	-	-	-	-
Balance, December 31, 2012	-	-	10,883,280	10,883
Options granted for services and compensation	-	-	-	-
Issuance of common stock	-	-	9,660,000	9,660
Common stock issued for services and compensation	-	-	18,805	19
Common stock issued for royalties pursuant to product agreements	-	-	4,578	5
Net loss for the year ended December 31, 2013	-	-	-	-
Other comprehensive income	-	-	-	-
Balance, December 31, 2013	-	-	20,566,663	20,567
Options granted for services and compensation	-	-	-	-
Common stock issued for exercises of options	-	-	31,850	32
Common stock issued for services and compensation	-	-	140,870	141
Common stock issued for accrued expenses and accrued royalties	-	-	6,482	6
Common stock issued for royalties pursuant to product agreements	-	-	1,875	2
Net loss for the year ended December 31, 2014	-	-	-	-
Other comprehensive loss	-	-	-	-
Balance, December 31, 2014	-	$-	20,747,740	$20,748

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2011	$86,217,169	$(76,446,032)*	$17,969	$9,796,472 *
Options granted for services and compensation	232,785	-	-	232,785
Common stock issued for options exercised in exchange for cash and accrued compensation	3,011	-	-	3,021
Common stock issued for the conversion of Preferred Stock and accrued preferred stock dividends	5,095	-	-	5,053
Issuance of common stock	13,525,903	-	-	13,529,263
Common stock issued for services and compensation	957,108	-	-	957,296
Common stock issued for royalties pursuant to product agreements	6,637	-	-	6,638
Net loss for the year ended December 31, 2012	-	(2,526,321)	-	(2,526,321)
Other comprehensive loss	-	-	(42,305)	(42,305)
Balance, December 31, 2012	100,947,708	(78,972,353)	(24,336)	21,961,902
Options granted for services and compensation	410,131	-	-	410,131
Issuance of common stock	45,125,620	-	-	45,135,280
Common stock issued for services and compensation	106,728	-	-	106,747
Common stock issued for royalties pursuant to product agreements	24,808	-	-	24,813
Net loss for the year ended December 31, 2013	-	(943,113)	-	(943,113)
Other comprehensive income	-	-	1,862,297	1,862,297
Balance, December 31, 2013	146,614,995	(79,915,466)	1,837,961	68,558,057
Options granted for services and compensation	712,035	-	-	712,035
Common stock issued for exercises of options	(32)	-	-	-
Common stock issued for services and compensation	1,018,710	-	-	1,018,851
Common stock issued for accrued expenses and accrued royalties	39,073	-	-	39,079
Common stock issued for royalties pursuant to product agreements	13,199	-	-	13,201
Net loss for the year ended December 31, 2014	-	(2,801,278)	-	(2,801,278)
Other comprehensive loss	-	-	(1,569,609)	(1,569,609)
Balance, December 31, 2014	$148,397,980	$(82,716,744)	$268,352	$65,970,336

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

