Form 10-K
period 2015-12-31
CUI Global, Inc.
filed 2016-03-14
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission File Number 0-29923

CUI Global, Inc.

(Exact name of registrant as specified in its charter)

Colorado	(3670)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

20050 SW 112 th Avenue

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer  ☒     Non-accelerated filer  ☐   (Do not check if a smaller reporting company)          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2015), was approximately $71,589,371. Shares of common stock beneficially held by each executive officer and director as well as 5% holders as of June 30, 2015 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 11, 2016, the registrant had 20,878,883 shares of common stock outstanding and no shares of Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview and Our Products

CUI Global, Inc. (‘‘CUI Global’’ or “The Company”) is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. The Company's operations fall into two reportable segments: Power and Electromechanical segment and Energy Segment. In addition, the Company’s corporate overhead activities are included in an ‘‘other’’ category. The Company has subsidiaries in 4 countries, including the United States. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Power and Electromechanical Segment

CUI, Inc., CUI Japan, and CUI-Canada - Subsidiaries

CUI, Inc., is based in Tualatin, Oregon, CUI Japan is based in Tokyo, Japan and CUI-Canada, acquired in March 2015, is based in Toronto, Canada (collectively referred to as “CUI”). These three subsidiaries are providers of electronic components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

The Power and Electromechanical Segment aggregates its product offerings into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions, which includes among other power products, the Novum Digital Power Modules. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

Power Supply Units

Our current power line consists of external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue and recent revenue growth.

Digital Power Patent License Agreement with Power-One, Inc.

The company entered into a non-exclusive Field of Use Agreement with Power-One, Inc. to license Power-One’s Digital Power Technology patents. The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into the company’s line of digital point of load power modules. The company, through its power division, also manufactures a wide range of embedded and external power electronics devices for OEM manufacturers.

Advanced Power

With the rapid rise in cloud computing and the “Internet of Things,” CUI is well positioned with our advanced power portfolio to address these quickly-growing markets. System complexity, energy efficiency regulations and the need for more processing power in smaller spaces has moved digital power to a mandatory technology in datacom, server and storage applications. As one of the early adopters of digital power, CUI continues to be an industry leader in this space. With the recent release of the NDM3Z 90A POL module, CUI set a benchmark for power output in a point-of-load (POL) module, addressing the needs of the most advanced ICs on the market. As a founding member of the Architects of Modern Power (AMP) Group® power consortium partnered with Ericsson Power Modules and Murata, CUI is driving change in the industry to ensure supply chain security and push technology innovation for tomorrow’s applications. The acquisition of certain assets of Tectrol, Inc. (now CUI Canada) in 2015 now allows us to address the front-end power requirements of these same systems, providing a complete power solution for our customers. In an environment where OEMs are working to reduce their approved vendor list, the capability to deliver a full system solution is becoming critical.

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

As the large scale networking and telecommunications companies convert to digital power, our early entry into the market, and our relationship with Ericsson should enhance our ability to penetrate this (according to the Darnell Group) multi-billion dollar market.

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

Energy Segment

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. - Subsidiaries

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (‘‘Orbital’’), from Orbital’s sole shareholder. In 2015, the Company started up a North America subsidiary to its Orbital business.

Orbital is the largest natural gas systems integrator in the U.K. and has operated successfully in the natural gas industry for over 25 years. In addition, Orbital is a leading provider of natural gas infrastructure and high-tech solutions to National Grid, the national gas transmission company in the U.K. and one of the most respected specialized gas engineering companies in the world. Orbital has developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Moreover, its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology.

GasPT®

Through an exclusive licensing contract with DNV-GL (formerly: GL Industrial Services UK, Ltd.) (formerly: British-based Advantica, Ltd.)(‘‘GL’’), CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT) designed by GL on a worldwide basis, now marketed as the GasPT. The Company has minimum commitments under this licensing contract.

The natural gas inferential metering device, the GasPT, is a low cost solution to measuring natural gas quality. It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z). An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada in Canada, the Pipeline Research Counsel International (PRCI) in the US and NMi & The International Organization of Legal Metrology (‘‘OIML’’) for SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs (‘‘GC’’), but they are slow, complicated to use and as much as five times the price of the GasPT.

By way of example, in the case of SNAM RETE, the Italian gas transmission company, there are 13 natural gas injection points for the SNAM RETE system. Those injection points will continue to use GC’s for monitoring. On the other hand, there are 2,500 customer access points, servicing 7,500 customers. Those would include city gates, large industrial users, power generation plants and others. All of those customer access ports would be applicable for the GasPT Technology.

In addition, there are currently 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, by using our GasPTi Technology, those very expensive machines can be tuned to run more efficiently and therefore longer with much cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. It is this greater efficiency that has lead National Grid in the UK to change its entire turbine control strategy, cancelling orders for several GC’s and, in October 2013, replacing those GC’s with an order for eight (8) GasPTi devices specifically designed for natural gas-fired turbine control.

In conjunction with the Orbital acquisition, we have moved the entire GasPT technology portfolio, along with the VE-Probe, into Orbital’s product division, Orbital Global Solutions (Orbital-GS). Orbital-GS has successfully introduced the combined GasPT unit and VE-Probe to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device successfully completed second phase testing with GE-Energy in October 2013.

In January 2012 the company entered into a five-year, exclusive distribution agreement for our GasPT technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our GasPT gas metering device for Italy and North Africa, including Libya and Tunisia. SOCRATE is the ‘‘vendor-of-choice’’ for SNAM RETE GAS (‘‘SRG’’) and was referred to the company by SRG. SOCRATE continues to be involved in negotiations with SRG relative to both the 2010 Technical Upgrade of Metering Facilities and 2011/2012 New Capacity and Implementation Plan. In conjunction with those two initiatives, SRG transmission system has concluded 24 months of in-field testing with six (6) GasPTi units.

On September 3, 2015, SRG issued a public tender for the installation of a minimum of 3,300 metering devices to change the way SRG monitors its facilities and assets. After a several month bidding process, Orbital and its partner, SOCRATE were awarded the initial purchase order (400 units) pursuant to the tender.

Following the acquisition of Orbital and the transfer of gas operations to Orbital-GS, the company has entered into a series of 42 Distribution Agreements with internationally recognized entities in the natural gas industry. These agreements are designed to supplement and enhance our previously announced and continuing agreements with BENCHMARK, IVES EQUIPMENT, SOCRATE and others.

VE-Probe and VE Technology

On July 30, 2013 our Orbital subsidiary acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT and GasPTi natural gas metering systems. The GasPT technology provides fast and accurate measurement of the physical properties of the natural gas mixture. By combining the GasPT technology with the equally unique VE-Probe, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

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

This VE Technology acquisition gives us the ability to control and produce the entire Bill of Materials for our GasPTi systems, thus allowing us to capture a far larger margin as we provide this unique metering solution to the natural gas industry. Additionally, we can now also manufacture, market and sell additional applications for the VE Technology, including sampling systems separate from the GasPT and Thermowells found throughout all pipeline systems.

In addition, the VE Technology, in combination with applicable detectors, allows us to produce trace-element detectors for such components as mercury (Hg), moisture (H₂0), and hydrogen sulfide (H₂S) that are particularly effective in quickly and accurately identifying these elements. That ability has allowed us to sell a significant number of our probes into the Gorgon LNG Project in Australia, a large Northeastern LNG terminal in the US, and chemical plants throughout North America.

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

Anticipated Growth Strategy for GasPT®

We are presently in the midst of our marketing efforts for our GasPT Inferential Natural Gas Monitoring Device. Our strategy for GasPT has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales. Our ‘sale or return’ sales approach has been accepted very positively in Europe and the United States. For the past three years, this approach focused strongly on the United Kingdom, Europe and the United States and the Company will continue its efforts in those areas as well as begin the process in the Asian markets, with India identified as the test market. Beyond this, our strategy is based on identification of the main geographical locations for liquefied natural gas importation (pipelines and terminals), mixing and blending points and strategic locations for security of supply strategies, which can be current or planned pipelines and import terminals where additional gas quality monitoring may be required.

Additionally, our wholly owned subsidiary, Orbital Gas Systems, Ltd., the largest specialty gas engineering company in England, introduced the combined GasPT unit and V-Probe to National Grid, the largest gas transmission/distribution company in the UK. We entered into a second five-year, exclusive distribution agreement for our GasPT technology with an Italian company, SOCRATE s.p.a., for sales, marketing, distribution and service of our GasPT gas metering device for Italy and North Africa, including Libya and Tunisia.

According to the latest industry analysts (including MarketsandMarkets), the global GC market reached $2,583.6 million in 2014 and is poised to grow at a CAGR of 6.9% from 2014 to 2019, reaching $3,605.1 million by 2019. Admittedly, that market is mature and is dominated by ‘‘aftermarket and accessories’’ sales. In contrast, the GasPT Technology is less expensive, more efficient and dramatically faster than any available GC. It provides almost real-time monitoring without the need for a large enclosure, carrier gas and, most significantly, regular technical support and calibration. Taking all of those factors into account, it is our intention that the GasPT Technology will rapidly and effectively penetrate a large segment of that $2.5+ billion market.

Acquisition Strategy:

We are constantly alert to potential acquisition targets, both in the form of innovative technology and potential strategic partners. In that regard, we are repeatedly approached by inventors and others, most especially in the power industry, to assess and assist in commercialization and marketing of new technologies. These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including GasPT, and Novum. Moreover, much like when we acquired CUI, Inc., there are many small, well-run electronics companies that become available for multiple reasons. We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue and/or market share.

Research and Development Activities

Research and development costs for CUI Global were approximately $1.8 million, $1.3 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs, AMT Capacitive Encoders and towards the development of the GasPT and VE Probe technologies. The Company expects that research and development expenses will continue during 2016 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2015, the Company, together with its consolidated subsidiaries, had 352 employees. As of December 31, 2015, 78 of its employees in Canada are represented by a labor union. The increase in the number of employees compared to the 200 reported as of December 31, 2014 is primarily a result of the 2015 CUI Canada acquisition and the 2015 startup of Orbital Gas Systems Ltd., North America. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

Intellectual Property License Evolution

AMT ® encoder technology:

Upon the acquisition of CUI, Inc., the Company obtained the relationship with the holder of the AMT encoder technology. Through an exclusive licensing contract with AnderMotion Technologies, LLC, signed on or about April 20, 2009, CUI acquired exclusive rights to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.

Novum ® Digital POL technology

Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s new line of digital point of load (POL) power modules.

GasPT® technology

Through an exclusive licensing contract with GL Industrial Services UK, Ltd. (GL), formerly British-based Advantica, Ltd., signed on or about January 4, 2010, CUI Global acquired exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT) designed by GL on a worldwide basis.

VE-Probe and VE Technology

On July 30, 2013 our Orbital subsidiary acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement gives Orbital exclusive and sole control of all technology related to its GasPT and GasPTi natural gas metering systems.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement Concerning the International Registration of Marks and the Protocol Relating to the Madrid Agreement, administered by the World Intellectual Property Organization, which maintains the International Register, and, in several instances, direct trademark registration in foreign countries, we actively maintain up to date the following trademarks: CUI INC, CUI Europe, V-Infinity, AMT, Novum, CUI Global, Simple Digital, GasPT, IRIS, Vergence and Orbital Gas Systems.

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

CUI is becoming more recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality. As of December 31, 2015, our power and electromechanical segment accounted for approximately 67.5% of our revenues and our Energy segment accounted for approximately 32.5% of our revenues. We have added new products and technologies that will provide us the opportunity to compete outside of price and more on innovative technology and strategic partnerships.

From our portfolio of full-featured digital point-of-load dc-dc converters, to our line of Platinum-rated front-end power supplies, we believe that we are ahead of the market leaders in our space and that the market is ready for new technologies and new ideas. With the shift toward digitally-based power supplies accelerating, our strategy is to develop a true software defined power ecosystem where the sum of the components is greater than its parts.

Similarly, the natural gas inferential metering device, the GasPT along with our VE-Probe, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. Our natural gas quality measurement system is a comparably low cost solution to measuring natural gas quality as compared to our best competition. It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising four components: methane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z). This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as double the price of the GasPT system.

Philanthropic Philosophy

In an industry first, CUI has chosen that, in addition to sales commission, sales representative firms will also receive a charity commission to be donated to charities of their choice. One of CUI’s core values is generosity, which includes philanthropic giving. We give in our local community and we want to also give in the communities in which we do business.

Item 1A. Risk Factors

RISK FACTORS

Our business is subject to various risks and uncertainties. Investors should read carefully the following factors as well as the cautionary statements referred to in ‘‘Forward-Looking Statements’’ herein. If any of the risks and uncertainties described below or elsewhere in this annual report on Form 10-K actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business and Products

Historically, we have generated annual losses from operations and we may need additional funding in the future.

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2015, we had a net loss of $6.0 million and our accumulated deficit as of December 31, 2015 was $88.7 million. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2015, we had a net loss of $6.0 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

We have expanded our business activities and these activities may not be successful and may divert our resources from our existing business activities.

Our historical business was a commoditized electromechanical parts distribution business. In recent years, we have focused our business on the acquisition, development and commercialization of new and innovative electronic technologies/products. We may not be successful in acquiring technologies that are commercially viable. We may fail to successfully develop or commercialize technologies that we acquire. Research, development and commercialization of such acquired technologies may disproportionately divert our resources from our other business activities.

If our manufacturers or our suppliers are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We rely on third parties to supply components for and to manufacture our products. In order to grow our business to achieve profitability, we will need our manufacturers and suppliers to increase, or scale-up, production and supply by a significant factor over current levels. There are technical challenges to scaling-up capacity that may require the investment of substantial additional funds by our manufacturers or suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers and suppliers are unable to do so, we may not be able to meet the requirements to grow our business to anticipated levels. We also may represent only a small portion of our supplier’s or manufacturer’s business, and if they become capacity constrained, they may choose to allocate their available resources to other customers that represent a larger portion of their business.

Our international operations are subject to increased risks, which could harm our business, operating results and financial condition.

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

The Company’s major product lines in 2015, 2014 and 2013 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

During 2015, over 31% of revenues were derived from two customers, Digikey Electronics at 20%, and National Grid at 11%. During 2014, 46% of revenues were derived from two customers, Digikey Electronics at 30%, and National Grid at 16%. During 2013, 50% of revenues were derived from two customers, Digikey Electronics at 33% and National Grid at 17%.

At December 31, 2015, of the gross trade accounts receivable totaling approximately $14.8 million, 11% was due from one customer: National Grid. At December 31, 2014, of the gross trade accounts receivable totaling approximately $10.2 million, 34% was due from two customers in the Energy segment: National Grid at 19% and Scotia Gas Networks plc at 15% and 10% was from a customer in the Power and Electromechanical segment: Digikey Electronics

During 2014, the Company had one supplier concentration of 11% related to inventory product received.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 25% and 28%, respectively for the year ended December 31, 2015 and 34% and 54%, respectively for the year ended December 31, 2014.

There is no assurance that we will continue to maintain all of our existing key customers in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial. For additional information on our concentrations, see note 17 – Concentrations.

We rely on third-party distributors to generate a substantial part of our revenue and, if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

We derive a substantial portion of our revenues from sales of our electronic component products through distributors and we expect that sales through these distributors will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our distributors about our products, which are complex. Many of our distributors have established relationships with our competitors. If our distributors choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our distributors do not effectively market and sell our products, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger distributors, which may cease marketing our products with limited or no notice and our possible inability to replace them, could adversely affect our sales. Our failure to recruit additional distributors or any reduction or delay in their sales of our products or conflicts between distributor sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

We are a relatively small specialty component and solutions business and face formidable competition.

We define our product offerings into two categories:  Power and Electromechanical Segment (power supply units) that includes our Novum Digital Power and components including our AMT modular encoder and our Energy Segment, which includes the GasPT, VE Probe and IRIS among other energy related products. We are a relatively small company with limited capitalization in comparison to many of our international competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness in the specialty electronic component and solutions business that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our specialty component and solutions business from other companies many of whom have greater name recognition, more resources and broader product offerings than ours.

We also expect competition to intensify in the future. For example, the market for our electronic components and our inferential natural gas monitoring device, the GasPT, is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and shortening product life cycles. Our future success in keeping pace with technological developments and achieving product acceptance depends upon our ability to enhance our current products and to continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations, could have a material adverse effect on our operating results and growth prospects. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols in a competitive environment.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally. For example, a majority of Orbital’s revenues for each of its last two fiscal years has come from a few customers. If we fail to continue to do business with Orbital’s primary customers at substantially similar or greater levels than recent historical levels, our financial condition, results of operations and growth prospects would be significantly harmed.

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

As of December 31, 2015, the Company, together with its consolidated subsidiaries, had approximately 350 full-time employees, which is an increase of approximately 150 from the prior year-end. We expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products including the GasPT, VE, IRIS, and Novum advanced power products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Historically, we limited our investment in operations, but in the future we expect our operations and marketing investments to increase substantially to support our anticipated growth and as a result of our listing on the NASDAQ Stock Market. We are making significant investments in using more professional services and expanding our operations outside the United States. We intend to make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect our increased investments to adversely affect operating income in the short term while providing long-term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of distributors, customers and end-users.

We believe that we have not yet established sufficient market awareness in the electronic component market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through CUI, GasPT, Orbital Gas Systems, IRIS, Novum, AMT, and CUI Japan to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of distributors, customers and end-users. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, which we may not do successfully.

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

The global economy continues to experience volatility and uncertainty and governments in many countries continue to evaluate and implement spending cuts designed to reduce budget deficits. These conditions and deficit reduction measures could reduce demand for our products and services, including through reduced government infrastructure projects, which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which in turn, could make it more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and services in a timely manner, or to maintain operations and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.

One of our subsidiaries and certain suppliers are in Japan and located in areas subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.

We have sales, development and manufacturing resources in Japan. The risk of earthquakes, typhoons and other natural disasters in this geographic area is significant due to the proximity of major earthquake fault lines. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our location in Japan or a third-party provider could cause interruptions in the products that we provide. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor to another third party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

Defects in our products could harm our reputation and business.

Our electronic products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may lead to product returns and require us to implement design changes or updates.

Any defects or errors in our electronic products, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•	loss of existing or potential customers or distributors;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	delay in the development or release of new products or services;
•	negative publicity, which will harm our reputation;
•	warranty claims against us;
•	an increase in collection cycles for accounts receivable, which could result in an increase in our provision for doubtful accounts and the risk of costly litigation; and
•	harm to our results of operations.

We and our contract manufacturers purchase some components, subassemblies and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We rely on third party components and technology to build and operate our products and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

We depend on key personnel and will need to recruit new personnel as our business grows.

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, Orbital, Orbital Gas Systems, North America, Inc. CUI, Inc., CUI Japan, and CUI Canada as well as the development of our technologies, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license a significant amount of our underlying intellectual property from third parties, i.e., AMT Encoder Technology, Novum Digital Point of Load Technology, GasPT Technology and VE Technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position and results of operations.

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

These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Additionally, because the trading volume of our stock is not large, there can be a disparity between the bid and the asked price that may not be indicative of the stock’s true value.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our ability to pay dividends on our common stock is limited by our existing line of credit, and may be further restricted by the terms of any of our future debt or preferred securities. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase shares of our stock.

There is a limited public trading market for our common stock so you may not be able to resell your stock and may not be able to turn your investment into cash.

Our common stock is currently traded on the NASDAQ Stock Market under the trading symbol ‘‘CUI.’’ Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

Risks Relating to Shareholder Rights

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to existing common shareholders and with the ability to adversely affect shareholder voting power and perpetuate their control.

Although we do not have any preferred stock outstanding presently, our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to issue preferred stock without further shareholder approval, as well as the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred shareholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Risks Related to Our 2013 Acquisition of Orbital Gas Systems Limited in the United Kingdom, and our March 2015 Acquisition of CUI Canada

A significant portion of our total assets at Orbital Gas Systems Limited consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $8.5 million associated with the acquisition of Orbital Gas Systems Ltd. We are required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our operating results may be affected by fluctuations in foreign currency exchange rates, which may affect our operating results in U.S. dollar terms.

A portion of our revenue arises from our international operations and we anticipate that, as we grow, our revenues from international operations will increase. Revenues generated and expenses incurred by our international operations are often denominated in foreign currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as revenues and expenses of our international operations are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions. The Company does not currently undertake any hedges to protect against adverse foreign currency exposure.

Our gas quality inferential measurement device, GasPT® sold by Orbital Gas Systems Ltd., has not gained market acceptance as rapidly as we anticipated. There is no assurance our acquisition of Orbital will accelerate sales of the GasPT® device.

Our future financial performance and ability to commercialize the GasPT device and compete successfully will depend on our ability to effectively manage acceptance and introduction of our GasPT device in the natural gas quality inferential measurement device market. Although we have entered into agreements and letters of understanding with third parties, which could result in substantial sales of the GasPT device over the next several years, there is no assurance we will sell at or near the number of units forecasted under these contracts.

Several factors have and may continue to contribute to the slower than anticipated market acceptance of the GasPT device, such as: disruptive technologies, such as the GasPT device, are slow to be accepted in a mature industry, such as natural gas distribution; extensive testing and research required by large natural gas distribution customers takes an extended period of time before such potential customers place firm orders; macro-economic issues in the natural gas industry may slow or impede capital expenditures; registration, regulatory approvals, certifications and licensing requirements in foreign countries.

Our strategy has been to establish market acceptance and credibility with potential customers through a campaign of product exposure and disclosure of highly acceptable test results of recognized international testing laboratories along with industry seminars, conventions, trade shows, professional periodicals and public relations. While we believe that the base has been laid for substantial sales of our GasPT device over the next several years, there is no assurance that our strategy and efforts will be successful. Also, while our management is optimistic that the acquisition of Orbital will stimulate and accelerate sales of the GasPT device, there is no assurance that GasPT device sales will actually increase in the near future due to the Orbital acquisition.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

During September, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park. In addition to the corporate office, the property also includes the Company’s warehouse facility for CUI Inc. The purchase price for this acquisition was $5,050,000 and was partially funded by a promissory note payable to Wells Fargo Bank in the amount of $3,693,750 plus interest at the rate of 2.0% above LIBOR, payable over ten years.

In January 2015, the Company entered into a three-year lease for our 13,175 square foot Houston facility.

In March 2015, as part of the Tectrol (CUI Canada) acquisition, the Company leased a manufacturing facility in Toronto, Canada.

In September 2015, Orbital completed the construction of a new 46,000 square foot state-of-the-art manufacturing/administration/research and development facility on its existing site in the UK to supplement existing office space. This enhanced onsite facility has enabled the Company to give notice on an additional building it was leasing for manufacturing and office space requirements.

Additionally, CUI Japan has leased space in Tokyo, Japan used as a sales office.

The Company has enough manufacturing and office capacity to meet its business needs for the foreseeable future.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not parties in any legal proceedings. No director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol ‘‘CUI.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2015, the Company’s issued and outstanding shares consisted of 20,806,219 shares of common stock of which 20,236,347 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2015, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The holders of Common Stock are entitled to one vote per share and do not have cumulative voting rights. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock and no conversion rights, redemption or sinking-fund provisions.

Our 2013 Public Offering

During April 2013, in conjunction with an SEC Form S-1 registration statement that became effective by the SEC on April 11, 2013, 8.4 million shares of common stock were issued. The Company received $42.0 million before related costs from this transaction. Also, during April 2013, 1.3 million additional shares were issued that are included in the S-1 registration statement pursuant to an over-allotment provision contained in our underwriting agreement. The Company received $6.3 million before related costs from the sale of the over-allotment shares. Net proceeds from the April 2013 common stock sales pursuant to the S-1 registration statement and over-allotment provision were $45.1 million after paying costs of $3.2 million, which were recorded as reductions of additional paid in capital.

Use of Proceeds

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (‘‘Orbital’’), from Orbital’s sole shareholder. The Company completed the strategic acquisition of Orbital for 17 million British Pounds Sterling, approximately $26.2 million based on the actual exchange rate for British Pounds Sterling to U.S. dollars achieved on the date of funding – April 18, 2013.

In May 2013, the Company paid to IED, Inc. $2.0 million in principal, thereby reducing the balance of the note payable to $5.3 million. In conjunction with this payment, the maturity date of the note was extended to May 15, 2020 and the interest was reduced to 5% per annum, payable monthly, with the principal due as a balloon payment at the maturity date.

The balance of the net proceeds are intended to be used to fund working capital, short-term investments, capital expenditures and other general corporate purposes.

Market Value

The Company’s Common Stock is traded on the NASDAQ Stock Market under the trading symbol ‘‘CUI.’’  The following table sets forth, the high and low sales prices of our Common Stock on the NASDAQ during each quarter of the two most recent years.

	High	Low
2015
First Quarter	$7.57	$5.17
Second Quarter	6.02	4.68
Third Quarter	6.02	4.12
Fourth Quarter	7.69	5.12
2014
First Quarter	$11.34	$6.26
Second Quarter	10.43	6.43
Third Quarter	8.37	6.04
Fourth Quarter	8.64	5.73

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the NASDAQ Composite Index and the Russell 2000 Index. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The comparisons in the chart below are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance of our common stock.

CUI Global, Inc.

Total Return Performance *
220
200
180
160
140
120
100
80
60
Index Value
CUI Global, Inc.
NASDAQ Composite
Russell 2000
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CUI Global, Inc.	$100.00	$76.01	$73.20	$84.27	$99.33	$93.87
NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

* $100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Source : SNL Financial LC, Charlottesville, VA

©2016

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 970,847 shares of common stock the Company is required to reserve for potential future issuances.

•	970,847 common shares reserved for outstanding options issued under our Equity Compensation Plans. As of December 31, 2015, there were reserved for issuance an aggregate of 970,847 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).
•	1,525,862 common shares authorized for issuance under our Equity Compensation Plans

As of December 31, 2015, the Company has 1,525,862 common shares authorized and available for issuance under the Company option plans.

The approximate 569,872 shares of Common Stock held by existing shareholders as of December 31, 2015 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

Other than as described herein, as of the date of this report, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

Following is a list of all securities we sold within the past three years, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

2015 Sales of Unregistered Securities

Common Stock Issued During 2015 (dollars in thousands)

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January 2015	Vested restricted common stock	Expensed	Two board members	Director compensation	5,000	$36

January 2015	Vested restricted common stock	Expensed	New Director of Sales and Marketing - Orbital Gas Systems, North America	Sign-on bonus	17,655	125

March 2015	Vested restricted common stock	$31 thousand included in Prepaid expense and $32 thousand expensed	Consultant	Compensation for strategic investor marketing services	10,000	63

April 2015	Common stock	Expensed	Former employee	Cashless stock option exercise	108	-	(1)

May 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	1,391	7

June 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	9,560	50

June 2015	Vested restricted common stock	Expensed	Director	Director compensation	1,753	10

July 2015	Vested restricted common stock	Expensed	Employee	Bonus compensation	3,453	15

July 2015	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	3,670	20

July 2015	Common stock	Expensed	Related party, IED, Inc.	Pursuant to royalty agreement	400	2

August 2015	Common stock	Expensed	Employee	Cashless stock option exercise	14	-	(1)

August 2015	Vested restricted common stock	Expensed	Director	Director compensation	4,497	25

November 2015	Vested restricted common stock	Expensed	Director	Director compensation	978	6

Total 2015 issuances					58,479	$359	(2)

(1)	The Company received $0 for the issuance in the cashless option exercise.
(2)	There was $404 thousand of stock-based expense related to employee stock-based bonuses and vested restricted stock units earned in 2015 but not issued until the first quarter of 2016.

2014 Sales of Unregistered Securities

Common Stock Issued During 2014 (dollars in thousands)

Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, February, March, April and November 2014	Common stock	Expensed	Three employees, one officer and one former director	Cashless stock option exercises	31,850	$-

February, March, August and December 2014	Common stock	Expensed	Four consultants including former director	Consideration for services	131,365	932

March and December 2014	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,555	31

June 2014	Common stock	Expensed	Employee	Bonus	5,624	50

August 2014	Common stock	Expensed	Three directors	Director compensation	6,435	48

December 2014	Common stock	Expensed	Director	Director compensation	1,248	10

Total 2014 Issuances					181,077	$1,071

Options Issued During 2014

In January 2014, the Company issued as equity compensation under the 2009 Equity Incentive Plan (Executive) to each board member who is not an employee of the Company, options to purchase 10 thousand shares of restricted common stock with the following assumptions: exercise price of $6.92 per share, volatility of 34%, risk-free interest rate of 1.72% and a term of five years. These options vested in twelve equal installments during 2014.

In January 2014, the Company issued under the 2009 Equity Incentive Plan (Executive) to two board members, who chose to receive a portion of their annual cash board compensation in the form of equity, options to purchase 42,890 restricted shares of common stock with the following assumptions: exercise price of $6.92 per share, volatility of 34%, risk-free interest rate of 1.72% and a term of five years. These options vested over six months during 2014.

In August 2014, the Company issued fully vested sign-on bonus option grants to each of two newly elected directors to purchase 7,500 restricted shares of common stock at a price of $8.15 per share with the following assumptions: exercise price of $8.15 per share, volatility of 61%, risk-free interest rate of 1.63% and a term of five years.

2013 Sales of Unregistered Securities

Common Stock Issued During 2013 (dollars in thousands)

Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
June 2013	Common stock	Expensed	22 employees	Bonus	16,305	$91

June 2013	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,578	25

December 2013	Common stock	Expensed	Consultant	Consideration for services	2,500	16

Total 2013 Issuances					23,383	$132

Warrants and Options Issued During 2013

In June 2013 options to purchase 350,000 shares of restricted common stock at a price of $6.25 per share were granted to three officers under the 2009 Equity Incentive Plan (Executive) valued using the following assumptions: exercise price of $6.25 per share, volatility of 44%, risk-free interest rate of 0.73% and a term of five years. These options vest: one third per year beginning at one year from the date of grant.

Shares Eligible for Future Sale

As of December 31, 2015, we had outstanding 20,806,219 shares of Common Stock. Of these shares, 20,236,347 shares are freely tradable without restriction or limitation under the Securities Act.

The 569,872 shares of Common Stock held by existing shareholders as of December 31, 2015 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2015 and 2014 and the selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this filing. The selected consolidated balance sheet data as of December 31, 2013, 2012, and 2011 and the selected consolidated  statement of operations data for the years ended December 31, 2012 and 2011 have been derived from audited consolidated financial statements that are not presented in this filing. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations from our consolidated financial statements.

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

For information regarding the Company’s acquisitions, see Note 4, ACQUISITION.

(in thousands, except share and per share amounts)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Statements of Operations Data:
Total revenues	$86,667	$76,045	$60,652	$41,085	$38,938
Cost of revenues	54,375	47,494	37,147	25,959	24,133
Selling, general and administrative, depreciation and amortization	35,885	30,121	22,457	15,971	13,348
Research and development	1,848	1,306	943	791	716
Provision for (credit to) bad debt	195	(39)	211	66	82
Impairment of assets (a)	4	32	-	278	-
Other income (expense)	(387)	(27)	156	76	15
Derivative income (expense) (b)	20	(172)	(428)	-	-
Gain on sale of technology rights (c)	-	-	-	-	144
Impairment on note receivable (d)	-	-	502	-	-
Earnings from investment	53	49	25	60	41
Interest expense - amortization of debt offering costs and debt discount	-	-	43	73	335
Interest expense	441	508	443	575	918
(Loss) before taxes	(6,395)	(3,527)	(1,341)	(2,492)	(394)
Provision (benefit) for taxes	(408)	(726)	(398)	34	30
Consolidated (loss) from continuing operations	$(5,987)	$(2,801)	$(943)	$(2,526)	$(424)
Basic and diluted (loss) per common share	$(0.29)	$(0.14)	$(0.05)	$(0.25)	$(0.06)

	As of December 31,
	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and cash equivalents	$7,267	$11,704	$16,576	$3,040	$177
Short-term investments held to maturity	-	11,160	10,869	-	-
Total current assets	38,157	43,126	44,684	13,229	8,118
Total assets	90,848	93,054	99,160	36,723	31,978
Total current liabilities	17,055	12,355	15,296	4,657	9,078
Total liabilities	31,332	27,084	30,602	14,761	22,182
Total Stockholders' equity	59,516	65,970	68,558	21,962	9,796
Preferred shares outstanding	-	-	-	-	50,543
Common shares outstanding	20,806,219	20,747,740	20,566,663	10,883,280	7,314,513

(a)	During the year ended December 31, 2014, management determined that an impairment of $32 thousand was necessary related to intangible, technology rights for a product line that was determined to have a shortened expected life. During the year ended December 31, 2012, management determined that an impairment of $0.3 million related to intangible, trademark and trade name V-Infinity was necessary.

(b)	In October 2013, in conjunction with the financing of the purchase of the headquarters facility, the purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively caps the annual interest rate at 6.27%. The Company recorded $20 thousand of income related to the Swap derivative in 2015 and expense in 2014 and 2013 of $0.2 million and $0.4 million, respectively.

(c)	During the year ended December 31, 2011, in an effort to concentrate our business focus on our core product development and marketing, we conveyed our WayCool and WayFast patent portfolio to Olantra Fund X LLC for a cash payment of $0.5 million and recognized a gain on sale of technology rights of $0.1 million.

(d)	During 2013, it was determined that the note receivable related to the divestment of Comex Electronics had become impaired, at which time the Company recorded an impairment of $0.5 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2015 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2015 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

The statements that are not historical constitute ‘‘forward-looking statements.’’ Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. These forward-looking statements are identified by the use of such terms and phrases as ‘‘expects,’’ ‘‘intends,’’ ‘‘goals,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘should,’’ ‘‘future,’’ ‘‘believes,’’ and ‘‘scheduled.’’

The variables, which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (‘‘GAAP’’). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all of our significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have caused a material change in our results of operations, financial position or liquidity for the periods presented in this report.

Asset Impairment

The Company reviews its long-lived assets including finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. During the year ended December 31, 2015, management recorded a $2 thousand impairment for a patent within the Power and electromechanical segment as the Company chose not to continue pursuit of the related patent grants. In the fourth quarter of 2015, the Company recorded a $2 thousand impairment of its capitalized website costs for its Japan site after choosing to translate its U.S-based website into Japanese. No other impairment of other long-lived assets were identified as of December 31, 2015. During the year ended December 31, 2014, management identified an indefinite-lived intangible technology rights asset for which its expected life was reduced and an impairment of $32 thousand was recorded. During the year ended December 31, 2013, management recorded an impairment of $0.5 million for the remaining balance of a note receivable from the divestment of Comex Electronics.

Indefinite-Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ``Business Combinations,'' where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite-lived intangibles and goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2015, followed the guidance in ASC 350-30-35-18A and 18B. In accordance with its policies, the Company performed a qualitative assessment of indefinite-lived intangibles and goodwill at May 31, 2015, and determined there was no impairment of indefinite-lived intangibles and goodwill.

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

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. In 2013, 2014 and 2015, the analysis, determined that there was no impairment necessary to goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

Stock-Based Compensation

The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. Employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. The underlying assumptions used in the Black-Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility, which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research and data website; and (4) other inputs are determined based on previous experience and related estimates. With regards to the January 2014 options grant, the Company determined expected volatility by reviewing historical share prices for CUI Global for the most recent 12-month period. We determined that the most recent 12-month period of stock price fluctuations best reflected the expected volatility for determining the fair value of our stock options due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility. For the August 2014 options grant, the Company extended the volatility historical period to twenty months as the Company had remained consistent with regards to the aforementioned factors. The Company may continue to change its expected volatility factor to include a longer historical period, once the Company has remained consistent with regards to the aforementioned factors.

Valuation of Non-Cash Capital Stock Issuances

The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of an equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense and equity stock accounts.

Revenue Recognition

Power and Electromechanical segment

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection, which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 20% of revenue, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For two other distributor arrangements that represents a combined 7% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Energy segment

For Production-type contracts meeting the Company’s minimum threshold, revenues and related costs on the contracts, are recognized using the ‘‘percentage of completion method’’ of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (‘‘ASC 605-35’’). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. The Company captures certain job costs as work progresses, including labor, material and costs not invoiced. Margin adjustments are made as information pertaining to contracts changes. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. The amount of costs not invoiced is captured to ensure an estimated margin consistent with that expected at the completion of the project. In the event a loss on a contract is foreseen, the Company recognizes the loss when it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as ‘‘Costs in excess of billings,’’ an asset account, or ‘‘Billings in excess of costs,’’ a liability account.

Production type contracts that do not qualify for use of the percentage of completion method are accounted for using the ‘‘completed contract method’’ of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs. A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.

For product sales in the Energy segment, revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured.

Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

Liquidity and Capital Resources

General

As of December 31, 2015, CUI Global held Cash and cash equivalents of $7.3 million. Operations, other intangible assets, investments, equipment and our acquisition and startup, have been funded through cash on hand during the year ended December 31, 2015.

Cash (Used in) provided by Operations

Operating requirements generated negative cash flow from operations of approximately $6.3 million during the year ended December 31, 2015 and negative cash flow from operations of approximately $3.1 million during the year ended December 31, 2014, versus positive cash flow from operations of approximately $1.7 million for the same period in 2013.

Negative cash flow in 2015 from operations of $6.3 million was significantly affected by operating requirements from Orbital Gas Systems North America and CUI Canada during the year ended December 31, 2015, compared to negative cash flow from operations of $3.1 million for 2014. The change in cash used in operations is primarily the result of the net loss in 2015 before non-cash expenses as well as changes in assets and liabilities.

Significant factors that impacted the cash used in operations included the increased receivables of approximately $3.3 million with $1.4 million of it due to credit sales generated following the opening of Orbital Gas Systems North America and the acquisition of CUI Canada coupled with increased sales volume and the timing of deliveries and related sales terms across the Company. Cash used for inventory purchases increased approximately $3.4 million associated with timing of customer orders and ongoing projects. Additionally, the cash flow from operations was impacted by an approximately $1.1 million increase in prepaid expenses and other current assets associated largely with prepaid insurance premiums, product purchases, royalties and consulting services fees. Also, changes in costs in excess of billings and billings in excess of cost were a combined approximate $2.9 million use of cash in the period related to billings on projects in the Energy segment. The overall use in operating cash was partially offset by an increase in accounts payable of approximately $2.1 million primarily due to the timing of goods receipts and the related terms along with the increase due to the addition of Orbital Gas Systems, North America, Inc. and CUI Canada. Accrued expenses increased $1.9 million related largely to an increase in accrued compensation. Unearned revenue increased $2.2 million primarily in relation to increases in deferred revenue from distributor activity within the power and electro-mechanical segment.

During 2015, CUI Global recorded two significant non-cash entries: $0.2 million for provision for bad debt expense and $0.5 million of deferred income tax benefit.

During 2015 and 2014 and 2013, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2015, 2014 and 2013, the Company recorded a total of $1.3 million, $1.7 million and $0.5 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The decrease in 2015 compared to 2014 was due to less stock paid to consultants in 2015 compared to 2014. The increase in 2014 as compared to 2013 is primarily attributable to $0.8 million of stock compensation issued to consultants for strategic consulting services regarding the testing and demonstration of the Energy segment technologies and related strategic customer relations. Additional increases in equity compensation in 2014 are related primarily to the equity compensation expenses associated with director and employee stock grants for performance and vesting expenses associated with options grants.

The 2014 change in cash used by operations is primarily the result of the increased net loss during the year ended December 31, 2014 of $2.8 million of which significant non-cash items impacted profitability. A significant portion of this increased net loss is associated with equity compensation issued in the form of stock and options grants to strategic consultants, employees and directors for performance as well as vesting of granted stock options totaling approximately $1.7 million. Additionally, with the full year amortization of the acquisition related intangible assets acquired with Orbital in 2013, the amortization of intangible assets increased $0.9 million while the deferred income taxes benefit decreased $0.1 million. At the same time as these costs increased, the Company increased revenues $15.4 million and increased gross profits $5.0 million, which contributed to covering operating requirements. Of this increase in revenues, the Energy segment increased approximately $9.5 million related to having Orbital for the full year in 2014 as well as general sales growth for this segment. The Power and Electromechanical segment increased revenues approximately $5.9 million related to continued market penetration through both new and existing customers, including growth within the distribution sales channels.

Further impacting the cash used in operations in 2014 was the significant increase in trade accounts receivables and billings in excess of costs of approximately $3.3 million associated primarily with the increased fourth quarter revenues and the related sales terms on those deliveries. During 2014, the Company experienced an increase of approximately $1.3 million to costs in excess of billings associated with progress on the related projects, increased prepaid expenses of $1.0 million associated primarily with prepaid royalties increases of $0.4 million and increased prepaid taxes of $0.4 million. Unearned revenue increased $0.5 million associated with the timing of related customer orders and the terms granted. Billings in excess decreased $2.9 million during the year related to progress on Energy segment projects.

During 2014, CUI Global recorded two significant non-cash entries, $0.2 million for the unrealized loss on derivative and $0.7 million deferred income taxes benefit.

The 2013 change in cash provided by operations is primarily the result of the net loss during the year ended December 31, 2013 of $0.9 million of which significant non-cash items impacted profitability. Revenues increased in 2013 both from the addition of Orbital in April 2013, which contributed approximately $17.5 million of revenues during the last three quarters of 2013 and the growth in the Power and Electromechanical segment of CUI, Inc. and CUI Japan, which had increased revenues over the prior year of approximately $2.1 million. The increase in revenues through the Power and Electromechanical segment is associated with growth in revenues through existing customers as well as to new customers, including Future Electronics, which was added as a distribution channel during January 2013. The growth in revenues and related gross profits was offset by the continued expenses to reach new customers, promote new product lines including Novum, and GasPT, increased advertising costs for company products, new product introductions, costs associated with the acquisition and integration of Orbital as well as the overall growth in expenses of the business in relation to the growth in revenues.

Additionally in 2013, a factor that impacted the cash provided by operations included decreased receivables of approximately $1.6 million associated primarily with CUI Inc. and CUI Japan associated with the timing of deliveries and related sales terms. Additionally, the cash flow from operations was impacted by an approximately $1.7 million increase in inventory, which is primarily a function of product held for scheduled customer orders. An increase in prepaid expenses and other current assets largely associated with prepaid license fees for future sales of the GasPT products and prepaid insurance premiums. Further, a payment of $1.8 million was issued toward an accrued obligation for services provided to Orbital. Unearned revenue and billings in excess of costs increased during the period. These are associated with several customer prepayments and deferred revenues including on certain power and electromechanical product sales through distribution.

During 2013, CUI Global recorded three significant non-cash entries - $0.4 million for derivative expense, $0.8 million for deferred income taxes, and $0.5 million impairment of note receivable.

As the Company focuses on technology development, product line additions, integrating CUI Canada operations, and developing Orbital Gas Systems, North America, Inc. during 2016, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand and short term investments held to maturity.

Capital Expenditures and Investments

During the years ended 2015, 2014 and 2013, CUI Global invested $5.1 million, $0.9 million and $2.1 million, respectively, in fixed assets. These investments typically include additions to equipment for engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The 2015 investments in property and equipment included the construction of a new 46,000 square foot state-of-the-art manufacturing/administration/research and development facility in the UK to supplement existing office space at Orbital. The 2013 investments in property and equipment included the down payment toward the September 2013 acquisition of the headquarters facility in Tualatin, Oregon, which is discussed below in Investing Activities – related party activity. The Company anticipates further investment in fixed assets during 2016 in support of its on-going business and continued development of product lines and technologies.

CUI Global invested $0.2 million, $0.2 million, and $0.8 million in other intangible assets during 2015, 2014 and 2013, respectively. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel. In 2013, $0.4 million of the investments are related to the July 2013 acquisition of the exclusive worldwide intellectual property license to the VE probe technology, including both pipeline sampling and thermowell applications. The licenses terms include ongoing minimum royalties during the term of the exclusive agreement. The Company expects its investment in other intangible assets may continue throughout 2015.

During 2015, 2014 and 2013, CUI Global had proceeds from notes receivable of $0, $0, and $33 thousand, respectively.

The Company did not invest in short-term investments classified as held to maturity and received $11.1 million from maturities of these investments during the year ended December 31, 2015. The Company invested $12.8 million in short-term investments classified as held to maturity and received $12.4 million from maturities of these investments during the year ended December 31, 2014. The Company invested $15.4 million in short-term investments classified as held to maturity and received $4.5 million from maturity of these investments during the year ended December 31, 2013. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be one year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and is included from that date in the Company's Power and Electromechanical segment. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets and liabilities. CUI-Canada, Inc. operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies. The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year-end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration.

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (‘‘Orbital’’), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17.0 million British pounds sterling (‘‘£’’), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligations, 5.0% of the purchase price, or £850 thousand, was held in escrow through December 1, 2013. The purchase price was $26.2 million, based on the actual exchange rate for British pound sterling to U.S. dollars achieved on April 18, 2013 for the acquisition of Orbital. The cash paid upon acquisition, net of cash received was $17.7 million.

Investing Activities- related party activity

On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate. The purchase price for this acquisition was $5.1 million. As part of this transaction, the Company had a third party appraisal performed on the value of the facility acquired to ensure a fair price was obtained in the acquisition. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million with the remaining purchase price being paid from cash on hand.

Financing Activities

See, above, the section entitled Recent Sales of Unregistered Securities for a complete listing of all securities transactions.

During the year ended December 31, 2015, the Company issued payments of $32 thousand against capital leases of motor vehicles and equipment and $0.1 million against the mortgage note payable.

During the year ended December 31, 2014, the Company issued payments of $0.1 million against capital leases of motor vehicles and equipment and $0.1 million against the mortgage note payable.

During the year ended December 31, 2013, the Company received net proceeds after related expenses of $45.1 million from the registered offering sale of 9.7 million shares of common stock at $5.00 per share, made payments of $0.5 million against the line of credit, $2.0 million of payments were made against the related party note payable, $13 thousand of payments against the mortgage note payable and payments of $68 thousand were made against capital leases of motor vehicles and equipment at Orbital. For further discussion of the proceeds from the sale of common stock in 2013, see Note 12. STOCKHOLDERS’ EQUITY.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During 2015, 2014 and 2013, $0.3 million, $0.3 million, and $2.3 million, respectively in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2013 payment utilized $2.0 million from the equity sale proceeds for the repayment of principal. In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.

Please see Note 9. Notes Payable and Note 13. Related Party Transactions for further discussion of these transactions.

Recap of Liquidity and Capital Resources

During the year ended December 31, 2015, the Company invested for future growth with the acquisition of its Canada operations in the Power and Electromechanical segment, the startup of its Houston Orbital operations in the Energy segment along with the investment in the new U.K. Orbital facility. The net cash used in operating activities increased to $6.3 million in 2015 with much of that due to increases in working capital requirements from starting the two new operations during the year and the Company’s continued growth.

The Wells Fargo mortgage promissory note has a balance at December 31, 2015 of $3.5 million due, of which $85 thousand is the current portion. The Wells Fargo promissory note has an interest rate of 2% above LIBOR, payable over ten years, secured by a deed of trust on the purchased property executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase and promissory note, Wells Fargo and the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 that effectively maximizes the annual interest rate at 6.27%. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank.

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two-year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of $4.0 million. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance. At December 31, 2015, there was no balance outstanding on the line of credit.

At December 31, 2015, the Company had cash and cash equivalents balances of $7.3 million. At December 31, 2015 and 2014, the Company had $0.6 million and $2.1 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million and $0.1 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2015 and 2014, the Company held $0.2 million and $64 thousand, respectively, in Japanese foreign bank accounts and $2.2 million and $2.5 million, respectively, in European foreign bank accounts. At December 31, 2015 and 2014, the Company had $0 and $6.8 million, respectively, of investments in certificates of deposit, which were covered under FDIC insured limits and covered under $0.5 million of SIPC insured programs for investments.

The following tables present our contractual obligations as of December 31, 2015 (in thousands)

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Capital Lease Obligations
Minimum lease payments	$44	$31	$-	$-	$75

Operating lease obligations
Operating Leases	565	826	356	-	1,747

Notes payable Maturities	85	183	203	8,357	8,828
Interest on notes payable (1)	265	530	365	-	1,160

Total Obligations	$959	$1,570	$924	$8,357	$11,810

(1) The interest on notes payable includes fixed interest on the related party note payable to IED, Inc. It does not include the variable interest on the mortgage payable. For further information regarding notes payable see Note 9 - Notes Payable.

As of December 31, 2015 the Company had an accumulated deficit of $88.7 million.

The Company believes its operations and existing financing structure, including cash and working capital line of credit, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months.

The Company expects the revenues from its Power and Electromechanical and Energy segments to help cover operating and other expenses for the next twelve months of operations. Additionally, in March 2015, the Company acquired the assets of Tectrol, Inc., which are included in the operations of the power and electromechanical segment and its product lines will further contribute revenues to help cover operating and other expenses for the next twelve months of operations. If revenues and the funds raised in 2012 and in April 2013 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding revenue and costs by segment.

(dollars in thousands)	For the Year ended December 31, 2015
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$58,464	100.0%	$28,203	100.0%	$-	0.0%	$86,667	100.0%
Cost of revenue	36,714	62.8%	17,661	62.6%	-	0.0%	54,375	62.7%
Gross Profit	21,750	37.2%	10,542	37.4%	-	0.0%	32,292	37.3%

Operating expenses:
Selling, general and administrative	16,303	27.9%	12,091	42.9%	4,629	0.0%	33,023	38.1%
Depreciation and amortization	915	1.6%	1,941	6.9%	6	0.0%	2,862	3.3%
Research and development	1,707	2.9%	141	0.5%	-	0.0%	1,848	2.1%
Bad debt	70	0.1%	125	0.4%	-	0.0%	195	0.2%
Other Operating Expenses	24	0.0%	34	0.1%	-	0.0%	58	0.1%
Total operating expenses	19,019	32.5%	14,332	50.8%	4,635	0.0%	37,986	43.8%

Income (loss) from operations	$2,731	4.7%	$(3,790)	(13.4%)	$(4,635)	0.0%	$(5,694)	(6.5%)

(dollars in thousands)	Year ended December 31, 2014
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$48,675	100.0%	$27,370	100.0%	$-	0.0%	$76,045	100.0%
Cost of revenue	29,334	60.3%	18,160	66.4%	-	0.0%	47,494	62.5%
Gross Profit	19,341	39.7%	9,210	33.6%	-	0.0%	28,551	37.5%

Operating expenses:
Selling, general and administrative	13,055	26.8%	8,900	32.5%	3,969	0.0%	25,924	34.1%
Depreciation and amortization	712	1.5%	3,482	12.7%	3	0.0%	4,197	5.5%
Research and development	1,169	2.4%	137	0.5%	-	0.0%	1,306	1.7%
Bad debt	(88)	(0.2)%	49	0.2%	-	0.0%	(39)	(0.1)%
Other operating expenses	35	0.1%	24	0.1%	-	0.0%	59	0.1%
Total operating expenses	14,883	30.6%	12,592	46.0%	3,972	0.0%	31,447	41.3%
Income (loss) from operations	$4,458	9.1%	$(3,382)	(12.4)%	$(3,972)	0.0%	$(2,896)	(3.8)%

(dollars in thousands)	Year ended December 31, 2013
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$42,795	100.0%	$17,857	100.0%	$-	0.0%	$60,652	100.0%
Cost of revenue	26,298	61.5%	10,849	60.8%	-	0.0%	37,147	61.2%
Gross Profit	16,497	38.5%	7,008	39.2%	-	0.0%	23,505	38.8%

Operating expenses:
Selling, general and administrative	11,621	27.2%	4,571	25.6%	3,254	0.0%	19,446	32.1%
Depreciation and amortization	596	1.4%	2,412	13.5%	3	0.0%	3,011	5.0%
Research and development	890	2.0%	53	0.3%	-	0.0%	943	1.6%
Bad debt	159	0.4%	52	0.3%	-	0.0%	211	0.3%
Other operating expenses	11	0.0%	(1)	0.0%	-	0.0%	10	0.0%

Total operating expenses	13,277	31.0%	7,087	39.7%	3,257	0.0%	23,621	39.0%

Income (loss) from operations	$3,220	7.5%	$(79)	(0.5)%	$(3,257)	0.0%	$(116)	(0.2)%

Revenue

Revenues by Segment		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$58,464	20.1%	$48,675	13.7%	$42,795
Energy	28,203	3.0%	27,370	53.3%	17,857
Other	-	0.0%	-	0.0%	-
Total revenues	$86,667	14.0%	$76,045	25.4%	$60,652

2015 compared to 2014

Revenues are attributable to continued sales and marketing efforts, sales through the distribution channel customers, and the addition in March 2015 of CUI Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc.

The customer orders related to the power and electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of a third distribution channel, and the addition in March 2015 of the products from CUI Canada.

The Power and Electromechanical segment held a backlog of customer orders of approximately $19.7 million as of December 31, 2015 compared to a backlog of customer orders of approximately $12.5 million as of December 31, 2014. At December 31, 2015, Orbital held a backlog of customer orders of approximately $12.5 million compared to approximately $15.9 million as of December 31, 2014. Not included in Orbital’s backlog at December 31, 2015 was the purchase order announced in February 2016 for the sale of 400 of the Company’s GasPT Analyzers to Europe’s largest natural gas transmission company, which is Orbital’s first large-scale order for this product. The Company intends to grow this product line to become a major portion of Orbital’s revenue going forward.

CUI, Inc. introduced 838 new products during the year ended 2015 compared to 937 new products during the year ended 2014. The continued product expansion and moving smaller sales through the distribution channel is expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and continued product introductions in efforts to have CUI products designed into new projects.

2014 compared to 2013

The increase in revenues during 2014 compared to 2013 was attributable to the full year operations of Orbital, which was acquired in April 2013 (Energy segment) and accounted for approximately $9.5 million of the sales increase resulting from sales improvement during the second through fourth quarter periods and owning Orbital for the first quarter of 2014, in addition to increases through the Power and Electromechanical segment of approximately $5.9 million, which was the result of continued product introductions, sales and marketing efforts, further expansion through the distribution sales channel, and the increased back log of CUI orders on hand at December 31, 2013.

The customer orders related to the Power and Electromechanical segment (CUI, Inc. and CUI Japan) were associated with continued product introductions, continued sales and marketing programs, new customer engagements, continued growth within the distribution network of CUI products, and the strengthening within the electronic components industry.

The Power and Electromechanical segment held a backlog of customer orders of approximately $12.5 million as of December 31, 2014 compared to $13.4 million as of December 31, 2013. This decrease is reasonable given the overall growth within the Power and Electromechanical segment. At December 31, 2014, Orbital held a backlog of customer orders of approximately $15.9 million as of December 31, 2014 compared to approximately $25.0 million as of December 31, 2013. The decrease in Orbital backlog was associated with several items, including the increase of approximately $3.3 million for the third and fourth quarter revenues of 2014 in comparison to 2013, and approximately $1.0 million decrease related to the changes in the Sterling Pound versus US Dollar exchange rate. Additionally, Orbital was still being affected by the restructuring of the UK operations of its largest customer related to the ‘‘Revenue = Incentives + Innovation + Outputs’’ (RIIO) program and other transformation related initiatives, which significantly impacted that customer’s ability to place large contract orders.

CUI, Inc. introduced 937 new products during the year ended 2014 compared to 808 new products during the year ended 2013.

Cost of Revenue

Cost of Revenues by Segment		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$36,714	25.2%	$29,334	11.5%	$26,298
Energy	17,661	(2.7)%	18,160	67.4%	10,849
Other	-	0.0%	-	0.0%	-
Total cost of revenues	$54,375	14.5%	$47,494	27.9%	$37,147

2015 compared to 2014

The increase to costs of revenue in the Power and Electromechanical Segment during 2015 compared to 2014 is primarily the result of the increase in sales. The decrease in the Energy Segment was due to a better product mix in 2015 compared to 2014 as well as cost reductions associated with bio-methane projects that had increased costs during 2014. As a percentage of revenues, the cost of revenue remained generally consistent at 62.7% compared to 62.5% for 2014. The consolidated cost of revenues was consistent as a percent of revenues due to offsetting factors. The Power and Electromechanical segment had higher costs as a percent of revenues in 2015 due to higher costs as we transitioned manufacturing to our new Canada plant while the Energy segment had lower costs as a percent of revenues due to the improved product mix and cost reductions associated with bio-methane projects.

2014 compared to 2013

The significant increase to costs of revenue during 2014 compared to 2013 is primarily the result of the increase in sales in both the Power and Electromechanical Segment and the Energy Segment, which included the operations of Orbital during all of 2014 compared to three quarters of 2013. As a percentage of revenues, the cost of revenue remained generally consistent at 62.5% for 2014 compared to 61.2% in 2013.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expense by Segment		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$16,303	24.9%	$13,055	12.3%	$11,621
Energy	12,091	35.9%	8,900	94.7%	4,571
Other	4,629	16.6%	3,969	22.0%	3,254
Total SG&A	$33,023	27.4%	$25,924	33.3%	$19,446

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

2015 compared to 2014

For year ended December 31, 2015 compared to the same period in 2014, SG&A expenses increased $7.1 million. The increase during 2015 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems, North America, Inc., which opened in Houston, Texas in January 2015 and accounted for approximately $4.0 million of additional SG&A. Partially offsetting this increase in the Energy segment expense was a $0.7 million charge during the third quarter of 2014 of equity compensation expense for strategic consulting services that did not recur in 2015. In addition, the operations related to CUI Canada, which was acquired in March 2015, accounted for approximately $1.1 million of the increase in SG&A during the period. The remaining increases in SG&A are associated with the ongoing activities to reach new customers, promote our product lines including Novum, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A increased during 2015 to 38% from 34% during the prior-year comparable period due primarily to the additional costs related to the new operations in Houston and Canada.

The Company anticipates the amount of our sales and marketing expenditures and general and administrative expenses will further increase in 2016 as the Company continues to grow and as we expand our Energy Segment operations. The following are additional factors regarding the anticipated increase in SG&A expenditures for 2016:

•	costs associated with the continued efforts to increase revenues;
•	costs associated with further expanding distribution sales for the CUI Inc. product lines;
•	continued work to penetrate the market with our newer product lines including GasPT, VE, IRIS, Novum; and
•	increased costs as we seek to continue to further our technology offerings.

2014 compared to 2013

SG&A expenses increased to approximately $25.9 million for the year ended December 31, 2014 from $19.5 million for the same period during 2013. The 2014 increase of approximately $6.5 million from 2013 is primarily the result of having Orbital included for the first quarter of 2014 SG&A activities of Orbital, which accounted for approximately $2.0 million of the increase, stock compensation expense of $1.7 million representing an increase of $1.1 million from 2013 related to stock issuances and vesting expense of options related to consultants for strategic services including customer marketing and investor relations, to directors and employees for services, as well as the overall increase in operations throughout the organization associated with increased revenues of approximately $15.4 million including continued investment in reaching new customers and markets and continuing existing customer relationships.

The total dollar amount of SG&A as a percentage of total revenue for the year ended December 2014 was 34%, compared to 32% in 2013.

Depreciation and Amortization

Depreciation and Amortization		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$1,258	33.7%	$941	8.8%	$865
Energy	1,945	(44.4)%	3,498	45.1%	2,411
Other	6	100.0%	3	0.0%	3
Total depreciation and amortization	$3,209	(27.8)%	$4,442	35.5%	$3,279

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets.

2015 compared to 2014

Depreciation and amortization has decreased in 2015 compared to 2014 as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015.

2014 compared to 2013

The large increase in the depreciation and amortization expense between 2014 and 2013 is primarily the result of the increased amortization expense of $0.9 million associated with the identifiable intangible assets that were acquired during the second quarter of 2013 with Orbital and amortized over their estimated useful lives, as well as a full year of depreciation expense for tangible depreciating fixed assets at Orbital in 2014 and a full year of depreciation in 2014 of the CUI Global headquarters building acquired in September 2013.

Research and Development

Research and Development		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$1,707	46.0%	$1,169	31.3%	$890
Energy	141	2.9%	137	158.5%	53
Other	-	0.0%	-	0.0%	-
Total research and development	$1,848	41.5%	$1,306	38.5%	$943

The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs, AMT Capacitive Encoders and towards the development of the GasPT and VE technologies. The Company expects that 2016 research and development expenses will be consistent with 2015 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were approximately $4 thousand, $32 thousand, and $0 of impairment expenses recorded by the Company in 2015, 2014, and 2013, respectively.

Bad Debt

Bad Debt Expense		Percent		Percent
(dollars in thousands)	2015	Change	2014	Change	2013
Power and Electromechanical	$70	(179.5)%	$(88)	(155.3)%	$159
Energy	125	155.1%	49	(5.8)%	52
Other	-	0.0%	-	0.0%	-
Total Bad Debt Expense	$195	(600.0)%	$(39)	(118.5)%	$211

Bad debt expenses in 2015, 2014 and 2013 represents less than ½% of total revenues and relates to miscellaneous receivables, which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income (expense)

		Percent		Percent
	2015	Change	2014	Change	2013
Foreign exchange gain (loss)	$(391)	279.6%	$(103)	(310.2)%	$49
Earnings from investment	53	8.2%	49	96.0%	25
Interest income	38	(73.8)%	145	26.1%	115
Unrealized gain (loss) on derivative	20	(111.6)%	(172)	(59.8)%	(428)
Amortization of investment premiums and discounts	(15)	(80.0)%	(75)	226.1%	(23)
Amortization of debt offering costs and debt discount	-	0.0%	-	(100.0)%	(43)
Other, net	35	6.1%	33	32.0%	25
Total Other income (expense)	$(260)	111.4%	$(123)	(56.1)%	$(280)

Impairment on note receivable

The impairment on note receivable during 2013 is related to fully reserving against the July 1, 2011 note receivable from Comex Electronics and its owners following notification that the primary owner had passed away in December 2013 and the Company intended to seek bankruptcy protection under Japanese law. As of December 31, 2015 recovery is unlikely and the full balance has been written off.

Investment Income

The Company recognized investment income on equity investment in an affiliate of approximately $53 thousand in the first 9 months of 2015 and, $49 thousand, and $25 thousand for the years ended December 31, 2014 and 2013, respectively. The Company discontinued the equity method of accounting for its investment as of October 1, 2015. For more information on this investment, see Note 1, Summary of Significant Accounting Policies - Investments, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Financing Fees

During 2015 and 2014, the Company did not incur financing fees. During 2013, the Company incurred financing fees associated with the equity raises of approximately $3.2 million. These fees were offset against Additional Paid in Capital in relation to the equity proceeds.

Change in Value of Warranty Liability

In 2015, the Company recorded a warranty reserve of $50 thousand at our Canada subsidiary that is included in accrued expenses on the balance sheet at December 31, 2015. During 2014, the Company reduced its warranty liability at Orbital to $0 based upon estimates of future warranty costs associated with 2014 sales. During 2013, following the acquisition of Orbital, the Company reported a warranty liability of approximately $0.2 million, which was included in accrued expenses on the balance sheet at December 31, 2013.

Non-cash Interest Expense

The Company recorded expenses of approximately $0 thousand, $0, and $43 thousand during 2015, 2014 and 2013, respectively, for non-cash interest expenses, including amortization of debt offering costs. The decrease in this expense during 2014 is primarily associated with the completion in 2013 of the amortization of the debt offering costs associated with Wells Fargo related debts.

Interest Expense

The Company incurred $0.4 million, $0.5 million, and $0.4 million of interest expense during 2015, 2014 and 2013, respectively. Interest expense is for interest on the secured and unsecured convertible notes, secured and unsecured promissory notes, and bank working capital loans and term loans. The decrease in 2015 is due primarily to interest capitalized as part of the construction of the manufacturing/administration/research and development facility in the U.K. for Orbital. The increases in 2014 is the result of the full years interest related to the promissory note payable to Wells Fargo Bank, N.A. for the financing of the purchase of the headquarters facility in Oregon in September 2013, which is discussed further in Item 2. Properties.

Provision (benefit) for taxes

2015 compared to 2014

A net benefit of $0.4 million was recorded to the income tax provision for the year ended December 31, 2015 resulting in an effective tax rate of 6.4% for the year. Our income tax benefit and effective tax rate were $0.7 million and 20.6%, respectively for the same period in 2014. The income tax benefit in 2015 and 2014 relates primarily to our foreign operations partially offset by state minimum taxes as all other USA tax benefits are reduced by a full valuation allowance.

We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2015 and 2014 as it is not more likely than not that we will realize a benefit from these assets in a future period. As of December 31, 2015, we have federal and state and foreign net operating loss carry forwards of approximately $49.1 million, $49.3 million, and $0.8 million, respectively, and for which the Federal and state net operating loss carry-forwards will expire between 2018 and 2035.

2014 compared to 2013

A net benefit of $0.7 million was recorded to the income tax provision for the year ended December 31, 2014 resulting in an effective tax rate of 20.6% for the year. Our income tax benefit and effective tax rate were $0.4 million and 29.7%, respectively for the same period in 2013. The income tax benefit in 2014 and 2013 related primarily to our foreign operations partially offset by state minimum taxes as all other USA tax benefits are reduced by a full valuation allowance.

Consolidated Net Loss

2015 compared to 2014

The Company had a net loss of $6.0 million for the year ended December 31, 2015 compared to a net loss of $2.8 million for the year ended December 31, 2014. The consolidated net loss for 2015 was primarily the result of increased selling, general and administrative expenses related to the opening of the Orbital Gas Systems, North America, Inc. facility in January 2015 and the addition of CUI Canada, Inc. in March 2015 as well as the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited acquisition and CUI Canada acquisition.

2014 compared to 2013

The Company had a net loss of $2.8 million for the year ended December 31, 2014 compared to a net loss of $0.9 million for the year ended December 31, 2013. The loss in 2014 was largely attributable to several significant non-cash items that impacted profitability. A significant portion of the increase in non-cash related expense is the equity compensation issued in the form of stock and options grants to strategic consultants, employees and directors for performance as well as vesting of granted stock options totaling approximately $1.7 million, an increase of approximately $1.1 million compared to the year ended December 31, 2013. Additionally, with the full year amortization in 2014 of the acquisition related intangible assets acquired with Orbital in 2013, the amortization of intangible assets increased $0.9 million while the deferred income taxes benefit decreased $0.1 million. At the same time as these costs increased, the Company increased revenues $15.4 million, while the gross profit margin decreased slightly to 37.5% from 38.8%, which helped to offset these increased costs. Of this increase, the Energy segment increased approximately $9.5 million related to having Orbital for the full year in 2014 as well as general sales growth for this segment. The Power and Electromechanical segment increased revenues approximately $5.9 million related to continued market penetration through both new and existing customers, including growth within the distribution sales channels.

The loss in 2013 is largely attributable to the non-cash amortization expense associated with intangible assets acquired with the April 2013 acquisition of Orbital. Total amortization of intangible assets during 2013 was approximately $2.7 million. Additionally, the Company recognized bad debt expense of $0.2 million for miscellaneous customer receivables for which collection was uncertain and $0.5 million for the impairment of note receivable relative to the remaining balance of the note receivable for the divestment of CUI Global’s 49% interest in Comex in 2011.

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2015, 2014 and 2013, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling the Canadian dollar and the Japanese yen. These currencies operate primarily as the functional currency for the Company’s U.S., U.K. Canadian and Japanese operations, respectively. Cash is managed centrally within each of the four regions with net earnings invested in the U.S. and working capital requirements met from existing U.S. intercompany liquid funds.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	U.S. Dollars	British Pound Sterling[1]	Canadian Dollar (2)	Japanese Yen
Fiscal year ended December 31, 2015
Revenues	70%	28%	1%	1%
Operating expenses	66%	27%	6%	1%
Fiscal year ended December 31, 2014
Revenues	63%	36%	0%	1%
Operating expenses	61%	38%	0%	1%
Fiscal year ended December 31, 2013
Revenues	69%	29%	0%	2%
Operating expenses	71%	28%	0%	1%

1  On April 18, 2013, we closed on our share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, which was effective April 1, 2013.

2 On March 5, 2015, the Company closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. (CUI Canada) which was effective March 1, 2015.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes, that during fiscal ended December 31, 2015, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Investment Risk

The Company has an Investment Policy that, inter alia , provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compiles a quarterly analysis of the investment portfolio.

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

Item 8.  Financial Statements and Supplementary Data

CUI Global, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CUI Global Inc.

Tualatin, Oregon

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUI Global, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CUI Global Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audit excluded an evaluation of internal control over financial reporting of CUI-Canada, Inc., which was established in connection with the acquisition of the assets, certain liabilities, and operations of Tectrol, Inc. by CUI Global, Inc. in 2015. Our report dated March 14, 2016 expressed an adverse opinion due to material weaknesses regarding management’s failure to design and maintain controls surrounding: 1) the recognition of revenue on a percentage of completion basis under generally accepted accounting principles in the United States of America; and 2) the preparation and review of foreign income taxes within the Company’s consolidated income tax provision. These weaknesses are described in management’s assessment, Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CUI Global, Inc.:

We have audited the accompanying consolidated statement of operations, comprehensive income and loss, stockholders’ equity and cash flows of CUI Global, Inc. and Subsidiaries (“the Company”) for the year ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of its operations and its cash flows of CUI Global, Inc. and Subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2014, except for Notes 4, 6 and 15 as to which
the date is May 13, 2014 and Note 15 which the date is March 16, 2015.

CUI Global, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	December 31,	December 31,
(in thousands except share and per share data)	2015	2014

Assets:
Current Assets:
Cash and cash equivalents	$7,267	$11,704
Short-term investments held to maturity	-	11,160
Trade accounts receivable, net of allowance of $90
and $254, respectively	14,685	9,980
Inventories, net of allowance of $386 and $394, respectively	12,075	6,841
Costs in excess of billings	1,571	1,889
Prepaid expenses and other	2,559	1,552
Total current assets	38,157	43,126

Property and equipment, less accumulated depreciation of
$3,126 and $2,877 respectively	11,950	7,793
Goodwill	21,527	21,887
Other intangible assets, less accumulated amortization of $8,999
and $6,987, respectively	18,746	19,785
Investment	385	332
Deposits and other assets	83	131

Total assets	$90,848	$93,054

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,806	$3,834
Mortgage note payable, current portion	85	81
Capital lease obligation, current portion	41	33
Accrued expenses	5,222	3,161
Billings in excess of costs	2,190	3,624
Unearned revenue	3,711	1,622
Total current liabilities	17,055	12,355

Long term mortgage note payable, less current portion	3,439	3,523
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	29	74
Derivative liability	580	600
Deferred tax liabilities, net	4,533	5,096
Other long-term liabilities	392	132
Total liabilities	31,332	27,084

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares
authorized; 20,806,219 shares issued and outstanding at
December 31, 2015 and 20,747,740 shares issued and
outstanding at December 31, 2014	21	21
Additional paid-in capital	149,639	148,398
Accumulated deficit	(88,704)	(82,717)
Accumulated other comprehensive income (loss)	(1,440)	268
Total stockholders' equity	59,516	65,970
Total liabilities and stockholders' equity	$90,848	$93,054

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

	2015	2014	2013

Total revenues	$86,667	$76,045	$60,652

Cost of revenues	54,375	47,494	37,147

Gross profit	32,292	28,551	23,505

Operating expenses:
Selling, general and administrative	33,023	25,924	19,446
Depreciation and amortization	2,862	4,197	3,011
Research and development	1,848	1,306	943
Provision for (Credit to) Bad Debt	195	(39)	211
Other operating expenses	58	59	10

Total operating expenses	37,986	31,447	23,621

Loss from operations	(5,694)	(2,896)	(116)

Impairment on note receivable	-	-	(502)
Other income (expense)	(260)	(123)	(280)
Interest expense	(441)	(508)	(443)

Loss before taxes	(6,395)	(3,527)	(1,341)

Income tax benefit	(408)	(726)	(398)

Net loss	$(5,987)	$(2,801)	$(943)

Basic and diluted weighted average common and common
equivalent shares outstanding	20,792,494	20,658,634	17,751,042

Basic and diluted (loss) per common share	$(0.29)	$(0.14)	$(0.05)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Net loss	$(5,987)	$(2,801)	$(943)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,708)	(1,570)	1,862
Comprehensive income (loss)	$(7,695)	$(4,371)	$919

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share amounts)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2012	10,883,280	$11	$100,948	$(78,973)	$(24)	$21,962
Options granted for services and compensation	-	-	410	-	-	410
Issuance of common stock	9,660,000	10	45,125	-	-	45,135
Common stock issued for compensation, services and royalty payments	23,383	-	132	-	-	132
Net loss for the year ended Decmeber 31, 2013				(943)	-	(943)
Other comprehensive income				-	1,862	1,862
Balance, December 31, 2013	20,566,663	21	146,615	(79,916)	1,838	68,558
Options granted for services and compensation	-	-	712	-	-	712
Common stock issued for exercises of options	31,850	-	-	-	-	-
Common stock issued for compensation, services and royalty payments	142,745	-	1,032	-	-	1,032
Common stock issued for accrued expenses and accrued royalties	6,482	-	39	-	-	39
Net loss for the year ended Decmeber 31, 2014	-	-	-	(2,801)	-	(2,801)
Other comprehensive loss	-	-	-	-	(1,570)	(1,570)
Balance, December 31, 2014	20,747,740	21	148,398	(82,717)	268	65,970
Options granted for services and
compensation	-	-	478	-	-	478
Common stock issued for exercises of options	122	-	-	-	-	-
Common stock issued and to be issued for compensation, services,
and royalty payments	58,357	-	763	-	-	763
Net loss for the year ended December 31, 2015	-	-	-	(5,987)	-	(5,987)
Other comprehensive loss	-	-	-	-	(1,708)	(1,708)
Balance, December 31, 2015	20,806,219	$21	$149,639	$(88,704)	$(1,440)	$59,516

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,987)	$(2,801)	$(943)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Depreciation	854	786	555
Amortization of intangibles	2,355	3,656	2,724
Amortization of investment premiums and discounts	15	75	23
Non-cash interest expense, including amortization of debt offering costs	-	-	43
Stock and options issued for compensation, royalties and services	1,267	1,686	542
Unrealized (Gain) loss on derivative	(20)	172	428
Non-cash earnings on equity method investment	(53)	(49)	(25)
Provision for (credit to) bad debt expense and returns allowances	192	(91)	302
Deferred income taxes	(534)	(674)	(816)
Impairment of intangible assets	4	32	-
Inventory reserve	(3)	(148)	(28)
Impairment of note receivable	-	-	502
Loss on disposal of assets	54	26	10
Other, net	(5)	-	-

(Increase) decrease in operating assets:
Trade accounts receivable	(3,323)	(1,378)	1,628
Inventory	(3,365)	210	(1,733)
Costs in excess of billings	(1,612)	(1,347)	(177)
Prepaid expenses and other assets	(1,102)	(971)	(229)
Deposits and other assets	68	19	(14)
Increase (decrease) in operating liabilities:
Accounts payable	2,126	(257)	(7)
Accrued expenses	1,913	353	(2,544)
Unearned revenue	2,204	505	837
Billings in excess of costs	(1,307)	(2,938)	598
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,259)	(3,134)	1,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of contingent consideration (Note 4)	(4,285)	-	(17,710)
Deposits for property and equipment	-	(62)	-
Purchase of property and equipment	(5,137)	(942)	(2,137)
Proceeds from sale of property and equipment	17	-	-
Investments in other intangible assets	(178)	(158)	(801)
Purchase of short term investments held to maturity	-	(12,767)	(15,390)
Maturities of short term investments held to maturity	11,145	12,401	4,499
Proceeds from notes receivable	-	-	33
Receipts from deferred property grant	425	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,987	(1,528)	(31,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(32)	(108)	(68)
Payments on notes and loans payable	(81)	(77)	(13)
Proceeds from sales of common stock and exercise of options, net of offering costs	-	-	45,135
Payments on notes payable, related party	-	-	(2,000)
Payments on demand notes payable	-	-	(459)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(113)	(185)	42,595

Effect of exchange rate changes on cash	(52)	(25)	771
Net (decrease) increase in cash and cash equivalents	(4,437)	(4,872)	13,536
Cash and cash equivalents at beginning of year	11,704	16,576	3,040

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,267	$11,704	$16,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$44	$374	$426
Interest paid, net of capitalized interest	$440	$509	$425

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposits for property and equipment purchases in accounts payable at December 31	$-	$62	$-
Common stock issued for royalties payable pursuant to product agreements, related party	$22	$13	$25
Contingent consideration recorded in acquisition	$216	$-	$-
Capital leases	$-	$75	$76
Conversion of accrued liabilities to common stock	$-	$39	$-
Common stock issued and to be issued for consulting services and compensation in common stock	$741	$1,019	$107
Mortgage note payable assumed for the acquisition of real estate	$-	$-	$3,694

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CUI Global Inc. (CUI Global) is a platform company composed of two segments, Power and Electromechanical segment and the Energy segment.

The Power and Electromechanical segment is made up of the following wholly owned subsidiaries of CUI Global: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; and CUI Canada, based in Toronto, Canada. All three subsidiaries are providers of electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

The Power and Electromechanical segment defines its product offerings into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions, which includes Novum. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

The Company’s Energy segment is made up of the Orbital Gas Systems Limited subsidiary (Orbital) and the Orbital Gas Systems, North America, Inc. subsidiary. This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary, to represent the Energy segment in the North American market. The GasPT® technology products are sold through Orbital.

During the year ended December 31, 2015, total revenues at CUI Global consisted of 67% from the Power and Electromechanical segment and 33% from the Energy segment.

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

Principles of Consolidation

The consolidated financial statements for 2015 and 2014 include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI Canada (included since March 1, 2015), CUI Properties, LLC, Orbital Gas Systems, Ltd. (included since April 1, 2013), and Orbital Gas Systems, North America, Inc. (included since January 1, 2015) hereafter referred to as the ‘‘Company.’’ Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Accounting Standards Codification (‘‘ASC’’) 820 ‘‘Fair Value Measurements and Disclosures’’ (‘‘ASC 820’’) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2015 and 2014 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2015 and 2014, the Company had $0.6 million and $2.1 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million and $0.1 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2015 and 2014, the Company held $0.2 million and $64 thousand, respectively, in Japanese foreign bank accounts and $2.2 million and $2.5 million, respectively, in European foreign bank accounts and $0.3 million and zero, respectively, in Canadian bank accounts.

Investments

The Company considers all marketable investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term investments. Short-term investments primarily include money market funds, certificates of deposit, corporate notes, and commercial paper. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned. At December 31, 2015 and 2014, CUI Global had $0 and $11.2 million, respectively, of short-term investments classified as held-to-maturity, which are reported at amortized cost, which approximates market. At December 31, 2015 and 2014, the Company had $0 and $6.8 million, respectively of investments in certificates of deposit, which were covered under FDIC insured limits and covered under $500,000 of SIPC insured programs for investments.

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest from December 31, 2012 to June 30, 2013, 8.62% through December 31, 2013, 8.94% through March 31, 2014, and 8.5% thereafter) in Test Products International, Inc. (“TPI”). TPI is a provider of handheld test and measurement equipment. Through September 30, 2015, the investment in TPI was treated under the equity method, whereby investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. Through September 30, 2015 CUI Global enjoyed a close association with TPI through common related parties, IED, Inc. and James McKenzie as well as through participation that allowed for a significant amount of influence over TPI’s business decisions. Accordingly, through September 30, 2015, for financial statement purposes, the Company recognized its investment in TPI under the equity method.

Subsequent to September 30, 2015, CUI Global and its common related parties have been unable to obtain a timely financial report, which is inconsistent with prior periods, evidencing a reduction in the influence of CUI Global and the common related parties over TPI. Based on this change in influence, and CUI Global’s level of technical control through its 8.5% equity interest, management has determined that effective with the quarter ended December 31, 2015 that CUI Global no longer has significant influence over TPI and accordingly, the investment in TPI should be accounted for under the cost method. As of December 31, 2015, the carrying amount of CUI Global’s cost method investment in TPI is $385 thousand. CUI Global reviewed this cost method investment for impairment as of December 31, 2015 and concluded that no impairment was necessary.

Presented below are the balance sheets for the equity method treatment of this investment as of December 31, 2014 and 2013 and the equity method earnings through nine months of 2015 and for the years ended December 31, 2014 and 2013 for the periods that CUI Global had significant influence over TPI:

	As of December 31,
(in thousands)	2014	2013
Current assets	$6,300	$6,224
Non-current assets	430	256
Total Assets	$6,730	$6,480

Current liabilities	$1,974	$2,276
Non-current liabilities	770	687
Stockholders' equity	3,986	3,517
Total Liabilities and Stockholders' Equity	$6,730	$6,480

	For the
	Nine Months Ended September 30,	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$10,718	$14,468	$13,779
Operating income	674	872	1,049
Net profit	621	767	299
Other comprehensive profit (loss):
Foreign currency translation adjustment	-	-	34
Comprehensive net profit	$621	$767	$333
Company share of Net Profit	$53	$49	$25

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales including present amounts due to contracts accounted for under percentage of completion method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0.1 million and $0.3 million at December 31, 2015 and 2014, respectively, is considered adequate. The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure.

Inventory

Inventories consist of finished and un-finished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2015, and 2014, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Manufactured inventory includes material, labor and overhead. Inventory by category at December 31, 2015 and December 31, 2014 consists of (in thousands):

	December 31,	December 31,
	2015	2014
Finished goods	8,278	5,610
Raw materials	$3,294	$1,625
Work-in -process	889	-
Inventory reserves	(386)	(394)

Total inventories	$12,075	$6,841

Land, Buildings, Improvements, Furniture, Vehicles, Equipment, and Leasehold Improvements

Land is recorded at cost and includes expenditures made to ready it for use. Land is considered to have an infinite useful life.

Buildings and improvements are recorded at cost and are depreciated over their estimated useful lives.

Furniture, vehicles, and equipment are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.

Leasehold improvements are recorded at cost and are depreciated over the lesser of the lease term, estimated useful life, or ten years.

The cost of buildings, improvements, furniture, vehicles, and equipment is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives for land, buildings, improvements, furniture, vehicles, and equipment are as follows:

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

Long-Lived Assets

Long-lived assets including finite-lived identifiable assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long -lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

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

The following are the estimated useful life for the intangible assets:

Estimated
Useful
Life
Finite-lived intangible assets
Order backlog	2 years
Trade name - Orbital	10 years
Trade name - V-Infinity	5 years
Trade name - CUI Canada	3 years
Customer list – Orbital	10 years
Customer list – CUI Canada	7 years
Technology rights	20 years (1)
Technology-Based Asset - Know How	12 years
Technology-Based Asset - Software	10 years
Technology-Based Asset - Power	7 years
Software	3 to 5 years (2)
Patents	See endnote (3)
Other intangible assets	See endnote (4)

Indefinite-lived intangible assets
Trade name – CUI	See endnote (5)
Customer list – CUI	See endnote (5)
Patents pending technology	See endnote (5)

(1)	Technology rights are amortized over a 20-year life or the term of the rights agreement.
(2)	Software assets are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.
(3)	Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.
(4)	Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.
(5)	Indefinite-lived intangible assets are reviewed annually for impairment and when circumstances suggest.

Indefinite-Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite-lived intangibles and goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2015, followed the guidance in ASC 350-30-35-18A and 18B. In accordance with its policies, the Company performed a qualitative assessment of indefinite-lived intangibles and goodwill at May 31, 2015, and determined there was no impairment of indefinite-lived intangibles and goodwill.

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

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. In 2013, 2014 and 2015, the analysis, determined that there was no impairment necessary to goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08.

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At December 31, 2015 and December 31, 2014, accrued expenses of $5.6 million and $3.2 million, respectively, included $1.7 million and $1.2 million, respectively, of accrued inventory payable.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the years ended December 31, 2015, 2014 and 2013, the Company had an unrealized gain of $20 thousand and unrealized losses of approximately $172 thousand and $428 thousand, respectively, related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. Employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. The underlying assumptions used in the Black-Scholes Pricing Model by the Company are taken from publicly available sources including: (1) volatility, which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research; and (4) data website and other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for CUI Global that best reflect the expected volatility for determining the fair value of our stock options. Due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility, the volatility period utilized for 2014 option grant valuations used a historical period to January 1, 2013. The Company may change its expected volatility factor to include a longer historical periods as the Company has remained consistent with regards to the aforementioned factors.

See Note 12 for additional disclosure and discussion of the employee stock plan and activity.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, ‘‘Equity – Based Payments to Non-Employees.’’ In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the ‘‘valuation date,’’ which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the performance completion date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed based off an estimate of the fair value of the stock award as valued under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed two months of service and are 21 years of age. The Company matches the employee's contribution up to 6% of total compensation. CUI, Inc. made total employer contributions, net of forfeitures, of $0.4 million, $0.3 million, and $0.2 million for 2015, 2014 and 2013, respectively.

Orbital operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital contributes to its plan the equivalent of 5% of the employee's salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $0.3 million during 2015, $0.3 million during 2014 and $0.1 million during the year of acquisition from April 1, 2013 through December 31, 2013.

Revenue Recognition

Power and Electromechanical segment

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection, which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 20% of consolidated revenue, we have such history and ability to estimate and therefore recognize revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For two different distributor arrangements that together represents 7% of consolidated revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Energy segment

For Production-type contracts meeting the Company’s minimum threshold, revenues and related costs on these contracts are recognized using the ‘‘percentage of completion method’’ of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (‘‘ASC 605-35’’). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. The Company captures certain job costs as work progresses, including labor, material and costs not invoiced. Margin adjustments are made as information pertaining to contracts changes. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. The amount of costs not invoiced is captured to ensure an estimated margin consistent with that expected at the completion of the project. In the event a loss on a contract is foreseen, the Company recognizes the loss when it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as ‘‘Costs in excess of billings,’’ an asset account, or ‘‘Billings in excess of costs,’’ a liability account. At December 31, 2015, the Costs in excess of billings balance was $1.6 million and the Billings in excess of costs balance was approximately $2.2 million.

Production type contracts that do not qualify for use of the percentage of completion method are accounted for using the ‘‘completed contract method’’ of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs. A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.

For product sales in the Energy segment, revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured.

Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period and the unrecognized portion is recorded as deferred revenue.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were approximately $48 thousand, $42 thousand, and $41 thousand, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively. The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. At December 31, 2015, the balance of approximately $50 thousand for warranty reserve liability is included in accrued expenses on the balance sheet. At December 31, 2014, there was no warranty reserve recorded based on these estimates.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 were $1.4 million, $1.3 million, and $1.1 million, respectively. In addition to these advertising costs, the Company also incurs advertising related costs for advertising completed in partnership with our distributors. These costs are offset against revenues. During 2015, 2014 and 2013, the advertising costs offset against revenues were $0.4 million, $0.3 million, and $0.3 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method of FASB Accounting Standards Codification No. 740 (‘‘FASB ASC 740’’), ‘‘Income Taxes.’’ Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized.

Valuation allowances have been established against domestic based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  In future periods, tax benefits and related domestic deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company has not provided for valuation allowances on deferred tax assets in any other jurisdiction.

The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense. There was $0 and $0.3 million of income tax receivable at December 31, 2015 and 2014 primarily related to foreign prepayments, refunds and carryback.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2015, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2012.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2015, 2014 and 2013, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for the three years were excluded from the calculation of diluted net loss per share for each of the three years. Accordingly, diluted net loss per share is the same as basic net loss per share for 2015, 2014 and 2013. The weighted average shares outstanding included 61,548 and 1,302 of shares that are considered outstanding, but unissued as of December 31, 2015 and 2014, respectively, for shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT devices in 2015 and 2014, unpaid equity share bonuses and unpaid director compensation in 2015.

The following table summarizes the number of stock options outstanding excluding amounts applicable to contingent conversion option at December 31, 2015, 2014 and 2013, which may dilute future earnings per share.

	2015	2014	2013
Options, outstanding	970,847	998,432	1,030,807

Any common shares issued as a result of stock options or warrants would come from newly issued common shares, from our remaining authorized shares.

The following is the calculation of basic and diluted earnings per share for the three years ended December 31, 2015, 2014, and 2013.

(in thousands except dollars per share)
	2015	2014	2013
Net loss	$(5,987)	$(2,801)	$(943)
Basic and diluted weighted average number of shares outstanding	20,792	20,659	17,751
Basic loss per common share	$(0.29)	$(0.14)	$(0.05)
Diluted loss per common share	$(0.29)	$(0.14)	$(0.05)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2015, 2014 and 2013 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

In accordance with ASC 280-10, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations.

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Management has identified six operating segments based on the activities of the Company in accordance with the ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Power and Electromechanical, Energy and Other. The Power and Electromechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Energy segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity.

The following information represents segment activity as of and for the year ended December 31, 2015:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$58,464	$28,203	$-	$86,667
Depreciation and amortization(1)	1,259	1,944	6	3,209
Earnings on equity method investment	53	-	-	53
Interest expense	226	4	211	441
Income (loss) from operations	2,731	(3,790)	(4,635)	(5,694)
Segment assets	51,600	37,029	2,219	90,848
Other intangibles assets, net	9,577	9,167	2	18,746
Goodwill	13,077	8,450	-	21,527
Expenditures for segment assets (4)	920	4,395	-	5,315

The following information represents segment activity as of and for the year ended December 31, 2014:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$48,675	$27,370	$-	$76,045
Depreciation and amortization (1)	941	3,498	3	4,442
Earnings on equity method investment	49	-	-	49
Interest expense	232	11	265	508
Income (loss) from operations	4,458	(3,382)	(3,972)	(2,896)
Segment assets	44,127	35,010	13,917	93,054
Other intangibles assets, net (3)	8,482	11,295	8	19,785
Goodwill	13,021	8,866	-	21,887
Expenditures for segment assets (4)	905	257	-	1,162

The following information represents segment activity as of and for the year ended December 31, 2013:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$42,795	$17,857	$-	$60,652
Depreciation and amortization (1)	865	2,411	3	3,279
Earnings on equity method investment	25	-	-	25
Interest expense	114	6	323	443
Income (loss) from operations (2)	3,220	(79)	(3,257)	(116)
Segment assets	40,446	42,127	16,587	99,160
Other intangibles assets, net (3)	8,814	15,162	11	23,987
Goodwill	13,037	9,412	-	22,449
Expenditures for segment assets (4)	2,003	935	-	2,938

(1)	For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization totals included $0.3 million, $0.2 million and $0.3 million, respectively that were classified as cost of revenues in the Consolidated Statements of Operations.
(2)	Power and Electromechanical income from operations includes the effect of $0.2 million of depreciation previously allocated to the Other segment.
(3)	Includes $0.4 million and $0.5 million, respectively at December 31, 2014 and 2013, of software and product certifications that were reclassified from property and equipment.
(4)	Includes purchases of property, plant and equipment and the investment in other intangible assets. Excludes amounts for the CUI – Canada, Inc. acquisition in 2015 and the Orbital acquisition in 2013.

The following information represents revenue by country for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31
	2015		2014		2013
(in thousands)	Amount	%	Amount	%	Amount	%
USA	$47,068	54%	$37,051	49%	$33,073	55%
United Kingdom	21,407	25%	25,921	34%	16,562	27%
China	4,950	6%	4,980	6%	4,410	7%
All Others	13,242	15%	8,093	11%	6,607	11%
Total	$86,667	100%	$76,045	100%	$60,652	100%

The following information represents long-lived assets (excluding deferred tax assets) by country as of December 31, 2015, 2014 and 2013.

(in thousands)

	2015	2014
USA	$27,400	$27,671
United Kingdom	23,006	22,144
Other	2,261	113
	$52,667	$49,928

Reclassification

Certain amounts from the prior periods have been reclassified to the current period presentation including, at December 31, 2014, $1.9 million of trade accounts receivable that were reclassified to costs in excess of billings, along with the related cash flow effect, $0.3 million of product certifications, net of amortization that were reclassified to Other intangible assets, net and $88 thousand of software, net of amortization that was reclassified to Other intangible assets, net on the condensed consolidated balance sheets. For the years ended December 31, 2014 and 2013, $0.1 million and $52 thousand, respectively were reclassified from selling, general and administrative expense to research and development expense. For the year ended December 31, 2014 and 2013 condensed consolidated statements of cash flows, $0.2 million and $0.2 million, respectively, was reclassified to amortization of intangibles from depreciation and $0.2 million and $0.4 million, respectively, was reclassified to investment in other intangible assets from acquisitions of property and equipment as a result of the product certification and software reclassifications.

Recent Accounting Pronouncements

In February 2016, The FASB issued Accounting Standards Update (‘‘ASU’’) No. 2016-02, Leases (Topic 842) (‘‘ASU 2016-02’’). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities (with the exception of short-term leases) on the balance sheet. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. We are currently evaluating the impact of the Company’s pending adoption of ASU 2016-02 on the Company’s consolidated financial statements and will adopt the standard in 2019.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (‘‘ASU 2015-17’’). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. In accordance with ASU 2015-17, the Company’s balance sheet at December 31, 2014 required no reclassification as all deferred tax assets and liabilities were classified as noncurrent on the balance sheet.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional note disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 15, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application is permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

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

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2015 and December 31, 2014, respectively, was as follows (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,915	$-	$-	$1,915
Total assets	$1,915	$-	$-	$1,915
Derivative instrument payable	$-	$580	$-	$580
Contingent consideration	-	-	216	216
Total liabilities	$-	$580	$216	$796

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,281	$-	$-	$1,281
Certificates of deposit	6,845	-	-	6,845
Commercial paper	-	2,249	-	2,249
Corporate notes	-	2,815	-	2,815
Total assets	$8,126	$5,064	$-	$13,190
Derivative instrument payable	$-	$600	$-	$600
Total liabilities	$-	$600	$-	$600

There were no transfers between Level 3 and Level 2 in 2015 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. Based on the Company’s fourth quarter 2015 analysis, the Company did not adjust the current value of the contingent consideration based on updated revenue projections.

4.         ACQUISITIONS

CUI-Canada, Inc.

On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and is included from that date in the Company’s Power and Electromechanical segment. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets and liabilities. That entity entered into a five-year lease of the Toronto facility where Tectrol, Inc. was operating its business. CUI-Canada, Inc. operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies.

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year-end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. At December 31, 2015, $60 thousand of contingent consideration is included on the balance sheet in accrued expenses and the remainder is included in other long-term liabilities. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

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
$4,501

The table below summarizes the condensed pro forma information of the results of operations of the Company, for the year ended December 31, 2015 and 2014 as though the acquisition had been completed as of January 1, 2014 and January 1, 2015 (in thousands):

For the year ended December 31, 2015

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$86,667	$4,837	$-	$91,504
Total expenses	92,654	5,212	31	97,897
Net income (loss)	$(5,987)	$(375)		$(6,393)

For the year ended December 31, 2014

	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$76,045	$16,494	$-	$92,539
Total expenses	78,846	17,804	186	96,836
Net income (loss)	$(2,801)	$(1,310)		$(4,297)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for each of the presented periods assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand and $0.2 million for 2015 and 2014, respectively.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

Orbital Gas Systems Limited

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Limited, a company organized under the laws of England and Wales (‘‘Orbital’’), from Orbital’s sole shareholder. The purchase price for the acquisition of Orbital was £17,000,000 British pounds sterling (‘‘£’’), ($26,205,500), subject to purchase price adjustments, 100% of the purchase price was paid in cash. To secure indemnification obligation, 5.0% of the purchase price, or £850,000, was held in escrow through December 1, 2013.

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

The allocation of the purchase price is as follows:

(in thousands)

Purchase price	$26,206

Cash and cash equivalents	$8,496
Trade accouns receivable	5,597
Unbilled accounts receivable	66
Inventory	445
Costs in excess of billings	351
Other current assets	21
Property and equipment	1,563
Intangible, customer lists	7,180
Intangible, order backlog	3,434
Intangible, trade name	1,847
Intangible, technology-based asset know how	2,909
Intangible, technology-based asset software	631
Goodwill	8,800
Liabilities assumed	(11,419)
Deferred tax liability	(3,715)
$26,206

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure and expected synergies from the combination of operations as it pertains to the Energy segment of CUI Global.

The table below summarizes the unaudited condensed pro forma information of the results of operations of CUI Global, Inc. for the years ended December 31, 2013 and 2012 as though the acquisition had been completed as of January 1, 2013 and 2012:

For the year ended December 31, 2013

	CUI Global, Inc.	Orbital Gas Systems Ltd.		Adjustment	Pro forma
Gross revenue	$60,652	$4,569		$-	$65,221
Total expenses	61,595	5,384	(1)	588	67,567
Net income (loss)	$(943)	$(815)			$(2,346)

For the year ended December 31, 2012

	CUI Global, Inc.	Orbital Gas Systems Ltd.		Adjustment	Pro forma
Gross revenue	$41,085	$23,017	(2)	$2,370	$66,472
Total expenses	43,611	18,965	(3)	4,848	67,424
Net income (loss)	$(2,526)	$4,052			$(952)

(1)	Adjustment to recognize the amortization expense of $0.7 million of acquisition related intangible assets and the provision for tax benefit of $0.1 million associated with the deferred tax liability as though the acquisition had occurred at the beginning of the period.

(2)	Adjustment to recognize US GAAP adjustments for percentage of completion revenues of $2.4 million completed during the period.

(3)	Adjustment for US GAAP recognition of $2.4 million of cost of revenues on percentage of completion revenues recognized under US GAAP, $3.0 million of amortization of acquisition related intangible assets, and provision for tax benefit of $0.6 million associated with the deferred tax liability as though the acquisition had occurred at the beginning of the period and $85 thousand for US GAAP adjustment for accrued compensation.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not indicative of future results.

5.             PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$1,244	$1,266
Buildings and improvements	8,868	5,395
Equipment	4,595	3,777
Computers	369	232
	15,076	10,670
Less accumulated depreciation	(3,126)	(2,877)
	$11,950	$7,793

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $0.8 million, and $0.6 million, respectively.

During 2015, the Company opened a new facility in the United Kingdom, acquired assets in Toronto, Canada and started up our Orbital Gas Systems, North America, Inc. business, which increased total property and equipment. During the year ended December 31, 2015, the Company disposed of $0.6 million of property and equipment with an accumulated depreciation at disposal of $0.6 million and a recognized loss on disposal of $54 thousand. During the year ended December 31, 2014, the Company disposed of $1.0 million of property and equipment with an accumulated depreciation at disposal of $1.0 million and recognized a loss on disposal of $26 thousand.

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2015 and 2014, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

		December 31,		Identifiable	December 31,		Identifiable
		2015		Intangible	2014		Intangible
(in thousands)	*Estimated	Gross		Assets, less	Gross		Assets, less
	Useful	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Power and Electro-Mechanical Segment
Trademark and tradename - V-Infinity	5 years	$1,095	$(767)	$328	$1,095	$(548)	$547
Trademark and tradename - AMP Group	3 years	27	(4)	23	-	-	-
Trademark and tradename - CUI Canada	3 years	128	(36)	92	-	-	-
Technology rights	20 years**	1,241	(251)	990	265	(124)	141
Computer software	3 to 5 years	972	(780)	192	813	(724)	89
Product certifications	3 years	825	(439)	386	626	(277)	349
Customer relationships - CUI Canada	7 years	267	(32)	235	-	-	-
Other intangible assets	***	121	(92)	29	141	(87)	54
Total Power and Electro-Mechanical		4,676	(2,401)	2,275	2,940	(1,760)	1,180

Energy Segment
Order backlog	2 years	3,298	(3,298)	-	3,460	(3,028)	432
Tradename - Orbital	10 years	1,773	(488)	1,285	1,861	(326)	1,535
Customer list - Orbital	10 years	6,895	(1,896)	4,999	7,235	(1,266)	5,969
Technology rights	20 years**	370	(90)	280	388	(56)	332
Technology-Based Asset - Know How	12 years	2,793	(640)	2,153	2,931	(428)	2,503
Technology-Based Asset - Software	10 years	605	(166)	439	635	(111)	524
Computer software	3 to 5 years	2	(1)	1	-	-	-
Other intangible assets	***	11	(1)	10	-	-	-
Total Energy Segment		15,747	(6,580)	9,167	16,510	(5,215)	11,295

Other segment
Other intangible assets	***	20	(18)	2	20	(12)	8

Indefinite-lived intangible assets
Power and Electro-Mechanical Segment
Trade mark and tradename - CUI		4,893	-	4,893	4,893	-	4,893
Customer list - CUI		1,857	-	1,857	1,857	-	1,857
Patents pending - Technology		552	-	552	552	-	552
		7,302	-	7,302	7,302	-	7,302

Total Identifiable other intangible assets		$27,745	$(8,999)	$18,746	$26,772	$(6,987)	$19,785

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

** Technology rights are amortized over a 20-year life or the term of the rights agreement.

*** Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.

Management reviews the goodwill and other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2015, management has evaluated the finite-lived and indefinite-lived goodwill and other intangible assets and believes no additional impairment exists.

Amortization expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 amounted to $2.4 million, $3.7 million, and $2.7 million, respectively.

The following table reflects the carrying amount of goodwill as of December 31, 2015, and 2014, and the 2015 activity (in thousands):

	Power and Electro - Mechanical	Gas	Other	Total
Balance, December 31, 2014	$13,021	$8,866	$-	$21,887
CUI - Canada, Inc. acquisition	64	-	-	64
Currency translation adjustments	(8)	(416)	-	(424)
Balance, December 31, 2015	$13,077	$8,450	$-	$21,527

Order backlog

As of December 31, 2015, $3.3 million of costs related to Orbital order backlog have been capitalized. Amortization expense of order backlog during 2015 was $0.4 million compared to $1.8 million and $1.3 million in 2014 and 2013, respectively. This asset was acquired with the acquisition Orbital in 2013. The order backlog was fully amortized in 2015.

Trademarks and trade name

As of December 31, 2015, $4.9 million of costs related to the CUI tradename (considered indefinite lived and not amortized), $1.1 million of costs related to the V-Infinity brand, $1.8 million related to Orbital trademarks and trade names, $0.1 million related to CUI Canada trademark and tradename and $27 thousand related to the AMP Group’s Trademark and tradename have been capitalized. Amortization expense of trademarks and trade names during 2015 was approximately $0.4 million compared to $0.4 million and $0.4 million, in 2014 and 2013, respectively. The estimated annual amortization expense related to trademarks and trade names as of December 31, 2015 is expected to be $0.4 million in 2016, $0.3 million in 2017, $0.2 million in 2018, $0.2 million in 2019 $0.2 million in 2020 and $0.4 million thereafter.

Customer lists

As of December 31, 2015, $6.9 million of costs related to the Orbital customer lists, $0.3 million related to CUI Canada customer lists and $1.9 million related to the CUI customer lists have been capitalized. The CUI customer list is considered to have an indefinite life. Amortization expense of customer lists during 2015, 2014, and 2013 was approximately $0.7 million, $0.8 million, and $0.5 million, respectively. The estimated annual amortization of the amortizable customer lists as of December 31, 2015 is expected to be $0.7 million in 2016, $0.7 million in 2017, $0.7 million in 2018, $0.7 million in 2019 $0.7 million in 2020 and $1.6 million thereafter.

Technology rights

As of December 31, 2015, $1.6 million of costs related to technology rights have been capitalized including $1.0 million related to our CUI Canada acquisition in March 2015. The CUI Canada Technology rights are amortized over a 7-year life. The rest of the technology rights are amortized over a 20-year life. Amortization expense of technology rights during 2015 was approximately $0.2 million compared to $68 thousand in 2014 and $44 thousand in 2013. The estimated annual amortization expense related to existing technology rights as of December 31, 2015 is expected to be $0.2 million in 2016, $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019 $0.2 million in 2020 and $0.3 million thereafter.

Technology-based assets

As of December 31, 2015, $2.8 million of technology-based assets – ‘‘know how’’ have been capitalized. Also at December 31, 2015, $0.6 million of technology-based assets - software have been capitalized. Amortization expense of technology-based assets during 2015, 2014 and 2013 was approximately $0.3 million, $0.3 million and $0.2 million, respectively. These assets were acquired in 2013 with the acquisition of Orbital. The estimated annual amortization expense related to existing technology-based assets as of December 31, 2015 is expected to be $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018, $0.3 million in 2019 $0.3 million in 2020 and $1.1 million thereafter.

Debt offering costs

During the year ended December 31, 2013, the amortization expense related to debt offering costs was $43 thousand. There was no amortization expense of debt offering costs in 2015 or 2014 as the debt offering costs were fully amortized in 2013.

Computer software

As of December 31, 2015, $1.0 million of computer software costs have been capitalized.  Amortization expense of computer software during 2015, 2014 and 2013 was approximately $69 thousand, $52 thousand and $55 thousand, respectively. The estimated annual amortization expense related to current computer software as of December 31, 2015 is expected to be $96 thousand in 2016, $59 thousand in 2017, $23 thousand in 2018, $13 thousand in 2019, and $2 thousand in 2020.

Product Certifications

As of December 31, 2015, $0.8 million of product certifications have been capitalized.  Amortization expense of product certifications during 2015, 2014 and 2013 was approximately $0.2 million, 0.2 million and 0.1 million, respectively. The estimated annual amortization expense related to product certifications as of December 31, 2015 is expected to be $0.2 million in 2016, $0.1 million in 2017, and $0.1 million in 2018.

Other intangible assets

As of December 31, 2015, $0.7 million of other intangible assets have been capitalized. These assets are amortizing over various estimated useful lives based on their individual characteristics. Of the balance at December 31, 2015, $0.6 million relates to AMT patent pending technology that is considered indefinite lived and not amortized. During 2015, 2014 and 2013, the amortization expense related to other intangible assets was approximately $22 thousand, $25 thousand, and $25 thousand, respectively. The estimated annual amortization expense related to existing other intangible assets as of December 31, 2015 is expected to be  $23 thousand in 2016, $9 thousand in 2017, $4 thousand in 2018, $3 thousand in 2019 $2 thousand in 2020 and $less than a thousand thereafter.

7.         CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of December 31, 2015 and 2014 (in thousands):

	Asset Balances at
	December 31,
	2015	2014
Classes of Property
Motor vehicles	$118	$173
Equipment	21	22
Less: Accumulated depreciation	(71)	(76)
	$68	$119

The following summarizes the current and long-term portion of capital leases at December 31, 2015 and 2014 (in thousands):

	Balances at December 31,
	2015	2014
Current leases payable	$41	$33
Long-term leases payable	29	74
	$70	$107

2016	$44
2017	31
2018	-
2019	-
2020	-
Thereafter	-
Total minimum lease payments	75
Amount representing interest	5
Present value of minimum lease payments with average interest rate of 7.44%	70
Current portion of capital lease obligation	41
Capital lease obligation, less current portion	$29

8.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

At December 31, 2015 and 2014, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts, which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2015 and 2014, no foreign currency forward exchange contracts were outstanding.

The Company also entered into an interest rate swap, which has a maturity date of ten years from the date of inception.

In conjunction with the mortgage note payable for the purchase of the headquarters facility completed in 2013, the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively fixes our effective annual interest rate at 6.27%.

The impact of these instruments on the statement of operations in 2015, 2014 and 2013 is summarized below:

	Location of Gain (loss)	Amount of Gain (loss)
(in thousands)	Recognized in Income	Recognized in Income
		2015	2014	2013
Foreign currency forward exchange contracts:	Other income (expense)	$-	$-	$2

Interest rate swap:	Other income (expense)	$20	$(172)	$(428)

9.          NOTES PAYABLE

Notes payable is summarized as follows at December 31, 2015 and 2014 (in thousands):

	2015	2014
(a) Mortgage note payable	$3,524	$3,604
(b) Acquisition Note Payable - related party	5,304	5,304
Ending Balance	$8,828	$8,908

(a)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During 2015, the Company made principal payments of approximately $81 thousand against the mortgage promissory note payable. At December 31, 2015, the balance owed on the mortgage promissory note payable was $3.5 million of which $85 thousand and $3.4 million were in current and long-term liabilities, respectively. At December 31, 2014, the balance owed on the mortgage promissory note payable was $3.6 million of which $81 thousand and $3.5 million were in current and long-term liabilities, respectively.

(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2015, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the notes payable and mortgage note payable for CUI Global, Inc. as of December 31, 2015:

Notes Payable Maturities
2016	$85
2017	89
2018	94
2019	99
2020	5,407
Thereafter	3,054
Total	$8,828

10.          WORKING CAPITAL LINE OF CREDIT

On September 27, 2013, the Company’s wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	12/31/2015 balance	Expiration Date	Interest rate
$4,000	$-	October 1, 2016	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or Variable rate at 1.75% above the the daily one-month LIBOR rate

On October 1, 2014, the Company extended the term of the LOC to October 1, 2016.

At December 31, 2015, the LOC is secured by the following collateral via a security agreement on CUI, Inc. (in thousands)

CUI Inc. General intangibles, net	$9,489
CUI Inc. Accounts receivable, net	7,798
CUI Inc. Inventory, net	6,388
CUI Inc. Equipment, net	930

CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year.

At December 31, 2015 and 2014, respectively, the balance outstanding on the line of credit was $0. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Capital Finance.

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

Commissions, Royalty and License Fee Agreements

The Company has minimum commitments under certain royalty agreements. Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. As of December 31, 2015, $26 thousand was accrued for royalty and license fees payable, and is reported as a current liability in accrued expenses.

External Sales Representative Commissions

Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2015, $0.1 million was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements

As of the year ended December 31, 2015, the following employment agreements were in place:

William J. Clough, President/Chief Executive Offıcer and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd.

Mr. Clough is employed under a multi-year employment contract with the Company, which was recently extended to run to and through December 31, 2018. Said contract provides, in relevant part, for an initial annual salary of $460 thousand, which became effective July 1, 2013 and includes bonus provisions for each calendar year up to 125% of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment (2015 salary of $498 thousand). Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2013, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160,080. At December 31, 2015 and 2014, there was an accrual of $4 thousand and $14 thousand, respectively, for compensation owed to Mr. Clough. Effective June 24, 2013, Mr. Clough received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years.

Daniel N. Ford, Chief Financial Offıcer of CUI Global Inc. and Subsidiaries

Mr. Ford is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013 (2015 salary of $270 thousand), an annual 4% cost of living adjustment, an eighteen month severance package and bonus provisions up to 125% of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195 thousand and bonus provisions for each calendar year, in which the CUI Global year-end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior-year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior-calendar-year gross revenue, a sum equal to 100% of his prior-year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2015 and 2014 there was an accrual of $18 thousand and $10 thousand, respectively, for compensation owed to Mr. Ford. Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years.

Matthew M. McKenzie, President of CUI, Inc. and Chief Operating Officer and Corporate Secretary of CUI Global, Inc.

Mr. McKenzie is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013, an annual 4% cost of living adjustment (2015 salary of $270 thousand), an eighteen month severance package and bonus provisions up to 125% of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the power and electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205 thousand and bonus provisions for each calendar year in which the CUI Global year-end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior-calendar-year gross revenue, a sum equal to 100% of his prior-year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2015 and 2014 there was an accrual of $23 thousand and $19 thousand, respectively, for compensation owed to Mr. McKenzie. Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years.

Leases

As an integrated part of the Orbital acquisition, CUI Global, Inc. acquired operating leases of Orbital facilities for office and manufacturing space requirements. During the year ended December 31, 2015, the monthly base rent of these leases was approximately $33 thousand.

In January 2015, the Company rented office and warehouse space in Houston, TX. During the year ended December 31, 2015, the monthly rent of this lease was approximately $7 thousand.

In March 2015, as part of the Tectrol acquisition, the Company leased the Toronto facility. During the year ended December 31, 2015, the monthly rent of this lease was approximately $34 thousand dollars per month.

Additionally, CUI Japan leases office space. During the year ended December 31, 2015, the monthly base rent of this lease was approximately $3 thousand.

Rental expense was $0.8 million, $0.2 million, and $0.5 million in 2015, 2014 and 2013, respectively, and is included in selling, general and administrative on the statement of operations.

Operating Leases

Future minimum leases (in thousands)

2016	$565
2017	491
2018	335
2019	300
2020	56
Thereafter	-
Total	$1,747

12.          STOCKHOLDERS’ EQUITY

Common Stock Dividend Restrictions

As of December 31, 2015, there are no restrictions on common stock dividends. Also, at December 31, 2015 and 2014, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances (dollars in thousands)

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares		Grant date fair value recorded at issuance
January 2015	Vested restricted common stock	Expensed	Two board members	Director compensation	5,000		$36

January 2015	Vested restricted common stock	Expensed	New Director of Sales and Marketing - Orbital Gas Systems, North America	Sign-on bonus	17,655		125

March 2015	Vested restricted common stock	$31 thousand included in Prepaid expense and $32 thousand expensed	Consultant	Compensation for strategic investor marketing services	10,000		63

April 2015	Common stock	Expensed	Former employee	Cashless stock option exercise	108		-	(1)

May 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	1,391		7

June 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	9,560		50

June 2015	Vested restricted common stock	Expensed	Director	Director compensation	1,753		10

July 2015	Vested restricted common stock	Expensed	Employee	Bonus compensation	3,453		15

July 2015	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	3,670		20

July 2015	Common stock	Expensed	Related party, IED, Inc.	Pursuant to royalty agreement	400		2

August 2015	Common stock	Expensed	Employee	Cashless Stock option exercise	14		-	(1)

August 2015	Vested restricted common stock	Expensed	Director	Director compensation	4,497		25

November 2015	Vested restricted common stock	Expensed	Director	Director compensation	978		6

Total 2015 issuances					58,479		$359	(2)

January, February, March, April and November 2014	Common stock	Expensed	Three employees, one officer and one former director	Cashless option exercises	31,850		-	(1)

February, March, August and December 2014	Common stock	Expensed	Four consultants including former board member	Consideration for services	131,365	(3)	932

March and December 2014	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,555		31

June 2014	Common stock	Expensed	Related party, Director at Orbital	Bonus	5,624		50

August 2014	Common stock	Expensed	3 Directors	Director compensation	6,435		48

December 2014	Common stock	Expensed	Director	Director compensation	1,248		10

Total 2014 issuances					181,077		$1,071

April 2013	Common stock	Cash	Underwriters	S-1 Issuance of stock	9,660,000	(4)	45,135	(5)

June 2013	Common stock	Expensed	22 employees	Bonus	16,305		91

June 2013	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,578		25

December 2013	Common stock	Expensed	Consultant	Consideration for services	2,500		16

Total 2013 issuances					9,683,383		$45,267

(1)	The Company received $0 for the issuance in the cashless option exercise
(2)	There was $404 thousand of stock-based expense related to employee stock-based bonuses and vested restricted stock units held by a Director that were earned in 2015 but not issued until the first quarter of 2016.
(3)	The second phase of this consulting agreement could result in up to an additional 150,000 shares of common stock being granted subject to sales related performance criteria being achieved. At December 31, 2015, those criteria have not been achieved and no shares have been granted for the second phase of the agreement.
(4)	Included 1,260,000 over-allotment shares.
(5)	Gross value was $48.3 million. Amount shown is net of $3.2 million of transaction costs and commissions.

Employee Stock Options and Warrants

All options and warrants issued are presented at post reverse quantities.

On May 16, 2008 the Company’s board of directors adopted the Waytronx, Inc. 2008 Equity Incentive Plan (the ‘‘Equity Incentive Plan’’) and authorized 1,500,000 shares of Common Stock to fund the Plan. At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders. At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8.

The 2008 Equity Incentive Plan is intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation, which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

The 2008 Equity Incentive Plan provide for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of ten years.

On January 5, 2009 the Company board of directors received and approved a written report and recommendations of the Compensation Committee, which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies. The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board. Pursuant to a January 8, 2009 board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock. The Compensation Committee was appointed as the Plan Administrator to manage the plan. On October 11, 2010, CUI Global authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive). On September 21, 2012, CUI Global authorized an additional 330,000 options under the 2009 Equity Incentive Plan (Executive).

The 2009 Equity Incentive Plan (Executive) provides for the issuance of Incentive Non Statutory Options to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders. The Administrator of the plan is authorized to determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2009 Plan have a maximum duration of ten years.

At December 31, 2015, there are 1,324,501 shares of common stock available under the 2008 Equity Incentive Stock Plan and 201,361 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2015, 2014 and 2013, the Company recorded expense for services and compensation in the amount of $0.5 million, $0.7 million, and $0.4 million, respectively, for stock options that the requisite service was performed during the year. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black-Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

The remaining total compensation cost related to nonvested option awards not yet recognized as of December 31, 2015 is $0.2 million, which is expected to be recognized over the weighted average remaining vesting period of 0.64 years.

A summary of the options issued to employees and directors as of December 31, 2015, 2014 and 2013 and changes during the year are presented below:

98

	2013
		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Warrants and	Exercise Price	Remaining	Interinsic Value
	Options	($)	Contract Life	($ '000)
Balance at beginning of year	682,141	6.47	8.52 Years	88
Expired	(1,334)	5.70
Granted	350,000	6.25
Balance at end of year	1,030,807	6.39	8.19 Years	321
Exercisable	410,593	6.80	6.84 Years	162

	2014
		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Warrants and	Exercise Price	Remaining	Interinsic Value
	Options	($)	Contract Life	($ '000)
Balance at beginning of year	1,030,807	6.39	8.19 Years	321
Exercised	(129,265)	7.35		302
Expired	(1,000)	5.14
Granted	97,890	7.11
Balance at end of year	998,432	6.34	7.58 Years	1,206
Exercisable	673,473	6.41	7.29 Years	789

	2015
		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Warrants and	Exercise Price	Remaining	Interinsic Value
	Options	($)	Contract Life	($ '000)
Balance at beginning of year	998,432	6.34	7.58 Years	1,206
Exercised	(1,334)	5.28		1
Expired	(26,251)	7.27
Balance at end of year	970,847	6.32	6.54 Years	850
Exercisable	853,460	6.35	6.47 Years	736

As of December 31, 2015, 2014 and 2013, there were 117,387, 324,959, and 620,214, respectively, non-vested options issued to employees and directors.

There were no options granted during 2015. The weighted average fair value of options granted during 2014 and 2013 were $2.14, and $1.85, respectively.

The exercise price for granted options in relation to the market price during 2014 and 2013 are as follows:

	2014	2013
	($)	($)
Exercise price lower than the market price	-	-
Exercise price equaled the market price	-	-
Exercise price exceeded the market price	6.92-8.15	6.25

The fair value of options granted during 2014 and 2013 was estimated on the dates of the grants using the following assumptions:

	2014	2013
Dividend yield	0%	0%
Expected volatilities	34%-61%	44%
Risk-free interest rates	1.63%-1.72%	0.73%
Expected lives	5 years	5 years

13.          RELATED PARTY TRANSACTIONS

The Company recorded investment income of $53 thousand, $49 thousand, and $25 thousand through September 30, 2015, December 31, 2014 and December 31, 2013, respectively, related to its interest in Test Products International (‘‘TPI’’). For further details regarding TPI, see Note 2 discussion - Investment.

During 2015, 2014 and 2013, $0.3 million, $0.3 million and $2.3 million, respectively in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The 2013 payment utilized $2.0 million from the equity sale proceeds for the repayment of principal. In conjunction with the 2013 principal payment, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. At December 31, 2015, the balance of this note is $5.3 million and is held in long-term notes payable, related party.

Chief Executive Officer, and Chairman of the Board of Directors, William J. Clough’s son Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company. Mr. Clough received an aggregate salary of $150 thousand for his services with Orbital Gas Systems, North America, Inc. during fiscal 2015 and received a cash bonus of $50 thousand in fiscal 2015. He also received stock compensation in 2015 valued at $50 thousand, and other benefits valued at $21 thousand. Nicholas Clough does not report to the Chief Executive Officer nor does the Chief Executive Officer have input regarding Mr. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of December 31
	2015	2014	2013
Foreign currency translation adjustment	$(1,440)	$268	1,838
Accumulated other comprehensive income (loss)	$(1,440)	$268	1,838

15.	CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Interest cost incurred	$496	$508	$443
Interest cost capitalized - property and equipment	(55)	-	-
Interest expense, net	$441	$508	$443

16.	INCOME TAXES

Consolidated income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

(in thousands)	2015	2014	2013
U.S. operations	$(5,937)	$(870)	$(1,342)
Foreign operations	(458)	(2,657)	1
(Loss) before income taxes	$(6,395)	$(3,527)	$(1,341)

The income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

101

	2015	2014	2013
Current:
Federal	$-	$-	$-
State and local	59	29	35
Foreign	67	(81)	383
Total current provision (benefit)	126	(52)	418
Deferred:
Federal	-	-	-
State and local	-	-	-
Foreign	(534)	(674)	(816)
Total deferred provision (benefit)	(534)	(674)	(816)
Total income tax provision (benefit)	$(408)	$(726)	$(398)

The following table provides a reconciliation of the federal statutory tax at 34% to the recorded tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013, respectively:

(in thousands)	2015	2014	2013
Computed federal income taxes at the statutory rate (benefit)	$(2,174)	$(1,199)	$(456)
State income taxes (net of federal benefit)	37	19	23
Permanent tax differences	(372)	(346)	49
Foreign tax rates and tax credits differing from USA	(60)	502	(145)
change in enacted tax rates applied to foreign deferred taxes	(114)	-	(379)
Change in valuation allowance	2,275	298	510
Total income tax provision (benefit)	$(408)	$(726)	$(398)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is ‘‘more likely than not’’ that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015, 2014 and 2013, respectively, are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$19,009	$17,102
Property, plant and equipment	-	68
Contribution and other carryforwards	313	319
Inventory and accounts receivable reserves	537	355
Other	1,160	826
Valuation allowance	(20,828)	(18,553)
Deferred tax assets after valuation allowance	191	117

Deferred tax liabilities
Intangible Assets	(4,574)	(5,213)
Property, plant and equipment	(127)	-
Total deferred tax liabilities	(4,701)	(5,213)

Net deferred tax liabilities	$(4,510)	$(5,096)

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. In accordance with ASU 2015-17, the Company’s balance sheet at December 31, 2014 required no reclassification as all deferred tax assets and liabilities were classified as noncurrent on the balance sheet.

The net deferred tax liability is recorded as of December 31, 2015 and December 31, 2014 as follows:

(in thousands)
	2015	2014
Noncurrent deferred tax assets	23	-
Noncurrent deferred tax liability	(4,533)	(5,096)
Net deferred tax liability	(4,510)	(5,096)

Noncurrent deferred tax assets are included in the Deposits and other assets line of the balance sheet. The Company’s consolidated deferred tax liability relates to intangibles recorded in connection with prior acquisitions. Approximately $2.9 million of the liability relates to indefinite lived intangibles, which will only reverse at the time of ultimate sale or impairment of the underlying intangible assets. Additionally, $1.7 million of the deferred tax liability relates to finite lived intangibles as a result of a foreign acquisition, which reverses as the intangibles are amortized.

As of December 31, 2015 and 2014, the Company recorded a valuation allowance of $20.8 million and $18.6 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded a change in valuation allowance of $2.3 million, $0.3 million, and $0.5 million, respectively. The Company has provided for a full valuation on existing deferred tax assets in the United States. As of December 31, 2015, the Company has available federal, state and foreign net operating loss carry forwards of approximately $49.1 million, $49.3 million, and $0.8 million respectively, which have various expiration dates beginning in 2018 through 2035.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2015, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2012.

The Company accounts for income tax uncertainties using a threshold of ‘‘more-likely-than-not’’ in accordance with the provisions of ASC Topic 740, Income Taxes (‘‘ASC 740’’). As of December 31, 2015, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

The Company has immaterial amounts of undistributed earnings of foreign subsidiaries at December 31, 2015 for which no deferred taxes have been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings is immaterial as of December 31, 2015. Any unrecognized deferred tax liability would approximate the excess of the U.S. tax liability over the amount of creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

17.	CONCENTRATIONS

During 2015, 31% of revenues were derived from two customers that individually had over 10% of our total revenues. DigiKey Electronics in the Power and Electromechanical segment was 20% of our consolidated revenue and National Grid in the Energy segment was 11% of our consolidated revenue in 2015. During 2014, 46% of revenues were derived from two customers that individually had over 10% of our total revenues. DigiKey Electronics was 30% of our consolidated revenue and National Grid was 16% of our consolidated revenue in 2014. During 2013, 50% of revenues were derived from two customers that individually had over 10% of our total revenues. Digikey Electronics was 33% of our consolidated revenue and National Grid was 17% of our consolidated revenue in 2013.

The Company’s major product lines in 2015, 2014 and 2013 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At December 31, 2015, of the gross trade accounts receivable totaling approximately $14.8 million, 11% was due from one customer: National Grid. At December 31, 2014, of the gross trade accounts receivable totaling approximately $10.2 million, 34% was due from two customers in the Energy segment: National Grid at 19% and Scotia Gas Networks plc at 15% and 10% was from a customer in the Power and Electromechanical segment: Digikey Electronics.

During 2014, the Company had a supplier concentration of 11% from one vendor, which is a vendor of inventory product in the Power and Electromechanical segment.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 25% and 28%, respectively for the year ended and at December 31, 2015. In 2014, the Company had foreign revenue and trade accounts receivable in the United Kingdom of 34% and 54%, respectively for the year ended and at December 31, 2014.

18.	SUBSEQUENT EVENTS

Stock Issuances in 2016

Management has reviewed for subsequent events and identified the following:

On January 8, 2016, CUI Global granted 46,745 shares of common stock as bonus compensation to employees, which had been expensed at their grant date fair value of $316 thousand.

Also January 8, 2016, 772 shares of common stock were issued to related party, James McKenzie. The shares were valued at $4 thousand based on the dates earned under the royalty agreement.

On January 8, 2016, pursuant to board service agreements, five board members were issued a total of 17,850 shares of common stock with a grant date fair value of $117 thousand.

On February 10, 2016, 195 shares of common stock were issued to an employee pursuant to a cashless stock option exercise.

On February 17, 2016, pursuant to employment agreement, a related party employee received 7,102 shares of common stock as performance bonus compensation with a grant date fair value of $50 thousand.

Order for Delivery of GasPt units to Europe’s Largest Natural Gas Transmission Company

On February 10, 2016, The Company announced that Orbital had successfully been awarded the initial purchase order for its proprietary GasPt analyzer from Europe’s largest natural gas transmission company. The purchase order is for 400 units and the entire project calls for 3,300 analyzers.

19.	QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands except share and per share information)

	March 31 (1)	June 30	September 30	December 31
Quarter ended:
2015
Total revenue	$16,853	$22,972	$24,928	$21,914
Total cost of revenue	10,620	14,662	15,548	13,545
Gross profit	6,233	8,310	9,380	8,369
Gross profit percent	37%	36%	38%	38%
Selling, general and administrative	8,685	7,894	7,941	8,503
Depreciation and amortization	998	646	673	545
Research and development	443	531	532	342
Bad debt	83	54	67	(9)
Other operating expenses	2	-	-	56
Operating (loss)	$(3,978)	$(815)	$167	$(1,068)
Net (loss)	$(4,076)	$(504)	$(59)	$(1,348)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.20)	$(0.02)	$(0.00)	$(0.06)
Diluted income (loss) per common share	$(0.20)	$(0.02)	$(0.00)	$(0.06)
Basic and diluted weighted average common shares outstanding	20,774,000	20,786,081	20,802,217	20,807,205

Quarter ended:
2014
Total revenue	$16,900	$19,214	$21,377	$18,554
Total cost of revenue	9,906	11,507	13,369	12,712
Gross profit	6,994	7,707	8,008	5,842
Gross profit percent	41%	40%	37%	31%
Selling, general and administrative	6,171	6,468	6,843	6,442
Depreciation and amortization	1,053	1,076	1,066	1,002
Research and development	291	355	359	301
Bad debt	(108)	30	18	21
Other operating expenses	5	-	-	54
Operating (loss)	$(418)	$(222)	$(278)	$(1,978)
Net (loss)	$(488)	$(66)	$(349)	$(1,898)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.02)	(0.00)	$(0.02)	$(0.09)
Diluted income (loss) per common share	$(0.02)	(0.00)	$(0.02)	$(0.09)
Basic and diluted weighted average common shares outstanding	20,587,523	20,628,347	20,673,862	20,742,930

(1)	On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and results are included from that date in the Company’s Power and Electromechanical segment.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 2, 2014, the CUI Global terminated its relationship with the Independent Registered Accounting Firm Liggett, Vogt and Webb, P.A. (‘‘LVW’’). The Company had no disagreements with LVW as the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the time in which LVW served the Company.

The Company has had no disagreements with Perkins & Company, P. C. as the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management's Annual Report on Internal Control over Financial Reporting

Management of CUI Global, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).

Material Weaknesses Identified

After conducting the assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses in our internal control over financial reporting:

Revenue Recognition

1.	The Company had previously implemented a control at our subsidiary, Orbital Gas Systems Limited, in the fourth quarter of 2014 that was designed to ensure all contracts outside of standard terms and conditions were being reviewed by qualified personnel for proper revenue recognition treatment under US GAAP, however, contracts prior to the implementation were not covered by this control. Accordingly we concluded that this represented a material weakness in our internal control over financial reporting as of December 31, 2014. During the year ended December 31, 2015, Management implemented controls to remediate this material weakness; however, the design and operating effectiveness of the controls were determined to be deficient.
2.	The Company’s extensive use of spreadsheets to track job orders that were accounted for under percentage-of-completion became cumbersome and more error prone due to the growth in the number of jobs in the Energy Segment. During the audit of the Company’s financial statements and internal control over financial reporting, a number of errors were identified in the calculation of revenue under the percentage of completion method. These errors were the result of insufficient detailed management review and lack of process controls and training for the individuals entering the contract details into the spreadsheets as to the proper accounting for the percentage of completion revenue recognition method.

Therefore, we have determined that the combined control deficiencies as described above constitute a material weakness over our revenue recognized on a percentage of completion basis.

Income Taxes

During the year-end audit of our financial statements, it was determined that our provision for foreign income taxes was understated due to calculation errors. We have concluded that this understatement was a result of a material weakness in our internal control over financial reporting due to lack of certain controls surrounding the calculation of our foreign income tax provision.

The principal factors contributing to the material weakness related to our foreign tax provision process are 1) ineffective review and approval practices relating to taxes, and 2) inadequate controls over the preparation of the quarterly tax provision.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respect our financial condition, results of operations and cash flows at and for the years presented in accordance with U.S. GAAP.

As permitted by the Securities and Exchange Commission, management’s evaluation of internal control over financial reporting as of December 31, 2015 excluded an assessment of internal control over financial reporting of CUI-Canada, Inc., which is the subsidiary corporation that was set up to hold the assets and certain liabilities acquired on March 5, 2015 from Tectrol, Inc., a Toronto, Canada corporation. CUI-Canada, Inc. is included in our December 31, 2015 consolidated financial statements and constitutes 5.6% of the Company’s consolidated total assets as of December 31, 2015 for the fiscal year ended December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Perkins & Company, P.C., the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Perkins & Company, P.C.’s report on the Company’s internal control over financial reporting and the consolidated financial statements appears in this Annual Report.

Plan for Remediation of Material Weaknesses

In response to the material weaknesses described above, our management, with the oversight from our Audit Committee of the board of directors, plans to take measures to remediate the underlying causes of the material weaknesses. We will take the following actions to improve the design of our internal control in order to remediate these weaknesses:

•	Review, expand, and enhance documentation of the current processes related to percentage of completion accounting and the foreign tax provision process.
•	Design, document, and implement additional control procedures related to the review of the foreign tax provision and the calculation of percentage of completion accounting for job orders, including controls over the use of spreadsheets.
•	Provide additional professional education to key personnel involved in revenue recognition.
•	Engage with a third party foreign tax expert to assist in tax provision preparation and review.
•	Test and evaluate the design and operating effectiveness of the control procedures.
•	Conclude on the effectiveness of the remediation plan.

We believe these actions will be effective in remediating the material weaknesses described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan above. Until the remediation steps set forth above are fully implemented, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CUI Global, Inc.

Tualatin, Oregon

We have audited CUI Global Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded CUI-Canada, Inc. from its assessment of internal control over financial reporting as of December 31, 2015, because CUI-Canada, Inc. was established in connection with the acquisition of the assets, certain liabilities, and operations of Tectrol, Inc. by CUI Global, Inc. during 2015. We have also excluded an evaluation of internal control over financial reporting of CUI-Canada, Inc. from our audit of internal control over financial reporting of CUI Global, Inc. and Subsidiaries. CUI-Canada, Inc. is a wholly-owned subsidiary of CUI Global, Inc. whose total assets represent 5.6% of consolidated assets included in the consolidated financial statement of CUI Global, Inc. and Subsidiaries as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As more fully described in management’s assessment, material weaknesses were identified regarding management’s failure to design and maintain controls surrounding: (1) the recognition of revenue on a percentage of completion basis under generally accepted accounting principles in the United States of America; and (2) the preparation and review of foreign income taxes within the Company’s consolidated income tax provision. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 14, 2016 on those consolidated financial statements.

In our opinion, CUI Global, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CUI Global, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the years then ended and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 14, 2016

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2015, we have seven directors, five of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

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

The following are officers and directors of the Company with their ages as of December 31, 2015, and a list of the members of our four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee.

William J. Clough, Esq., President/Chief Executive Officer, and General Counsel of CUI Global, Inc. Mr. Clough is also a Director and Chairman of the Company’s board of directors, as well as Chief Executive Officer of the Company’s wholly owned subsidiaries, CUI, Inc. and Orbital Gas Systems, Ltd. age 64 (Seat 1)

Mr. Clough has served on the board of directors since 2006. Mr. Clough was reelected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

During his tenure, he has led several strategic initiatives, including the Company’s acquisition of Orbital Gas Systems Limited and the Company’s natural gas technology line, as well as recently opening Orbital Gas Systems, North America, Inc. Mr. Clough steered the Company through its 2012 and 2013 equity raises and its listing onto the Nasdaq Capital Market.

Before joining the Company, Clough, an attorney and former law enforcement officer, operated his own law firm for 14 years, with offices in Los Angeles, San Francisco and Honolulu. In that capacity, he has successfully represented leading movie studios and media conglomerates.

Mr. Clough received his Juris Doctorate, cum laude, from Hastings College of the Law in 1990. He obtained one of the largest ever non-wrongful death jury verdicts in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million dollar cases throughout the United States. Mr. Clough is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court. Mr. Clough worked as a police officer for 16 years at the local, state, and federal level including as a Federal Air Marshall flying in Southern Europe and the Middle East.

Thomas A. Price, Director, age 72 (Seat 2)

Mr. Price was elected to serve as a director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors and was reelected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Mr. Price is a business veteran with more than 30 years of business and operational management experience. He is the founder of Tom Price Dealership Group, a leading auto dealership that he grew to 11 franchises at six locations across California.

Throughout the course of his career, Mr. Price has been involved in investor and manufacturer relations, and orchestrated the successful acquisition of his company, FirstAmerica Automotive by Sonic Automotive, one of the nation's largest automotive retailers. Mr. Price has been credited for the successful completion of Serramonte Auto Plaza, an advanced, large-scale campus with innovative, industry-leading design features. Mr. Price also developed the multi-brand San Francisco Auto Repair Center and a conference facility in Larkspur, Calif.

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

Matthew M. McKenzie, President/Chief Operational Officer of CUI, Inc., Chief Operating Officer, Corporate Secretary of CUI Global, Inc. and Director, age 35 (Seat 3)

Matt McKenzie was elected to the board of directors at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. McKenzie was reelected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Matt McKenzie has been working in various functions for CUI for over 10 years (including serving as president for over 4 years), gaining him intimate knowledge of the business, its operations and its opportunities for growth.

Over the past several years, Mr. McKenzie has worked to position CUI for growth through sales and operation expansion as well as channel development. Among many other things, he has facilitated ISO 9001 certification, a quality management system, provided structure to global logistics, including CUI’s Chinese partners, and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities. Currently, Matt spearheads the research, development, and implementation of the Novum® Technology.

Mr. McKenzie brings a background in leadership from a variety of fields, giving him valuable insight into leadership in 21st century. He also brings an MBA from George Fox University, a program that is diverse and well-connected to the community.

Sean P. Rooney, Director, age 44 (Seat 4)

Mr. Rooney was elected to serve as a Director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. Rooney was reelected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Mr. Rooney is a veteran of the financial markets and has served on the board of CUI Global since 2009. He brings over 20 years of financial management experience to the board of directors. Mr. Rooney currently is a Financial Advisor at the Pinnacle Financial Group, which is part of LPL Financial, the largest independent broker dealer in the United States.

Prior to working with LPL, Mr. Rooney served as Senior Director of Investments at Oppenheimer & Co., a full service investment banking, securities and wealth management firm. He has also worked in similar capacity at Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K. Mr Rooney currently advises a clientele of high net worth investors, institutions and foundations. He is an active member of various industry and charitable organizations.

Mr. Rooney graduated from C.W. Post University in 1993 with a Bachelors of Arts degree in Business Administration and holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), and Series 24 (General Securities Principal) licenses.

Paul D. White, Director, age 54 (Seat 5)

Mr. White was appointed as a Director by the board of directors pursuant to the bylaws during April 2014 to fill a vacancy. Mr. White was elected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Mr. White is a graduate of Humboldt State University and brings to the CUI Global board over 25 years of upper-level business management skills. Mr. White currently serves as Vice President of the Healthcare Division for North America of a global security company. His responsibilities include direct responsibility for Profit and loss statements with approximately $120 million in revenues, along with management, control, and supervision of approximately 3,000 employees working at 44 Medical Centers & Hospitals and over 600 Medical Office Buildings throughout the United States. He also serves as the company's subject matter expert for North America. He previously served in the Office of the General Counsel and Risk Services, as an Environmental Risk Consultant with Sutter Health Support Services – Corporate Services. His key responsibilities included: formulating best practice solutions to minimize/eliminate existing and potential employee health & safety and security exposures as well as consultations of state, federal, and professional standards for Risk Control/Environmental Health & Safety programs such as OSHA, TJC, DHS, EPA, NFPA, and DOT.

As a results-oriented business leader with achievement in developing, managing and expanding business portfolios, with expertise at senior management level in healthcare safety, security and risk management programs in complex matrix organizations, Mr. White has senior management experience in contract management, public relations, program strategy and design and has been consistently recognized for effective financial management, leadership, integrity, team-building, and program management skills.

Corey A. Lambrecht, Director, age 46 (Seat 6)

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. Lambrecht was reelected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Mr. Lambrecht is a 10+ year public company executive with broad experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Mr. Lambrecht serves as Executive Vice President of Global Alerts, a leading Cause Media company. He most recently served as Director of Sales for Leveraged Marketing Associates, the worldwide leader in licensed brand extension strategies.

While Executive Vice President for Smith & Wesson Holding Corporation he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort, an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League.

Mr. Lambrecht's prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com. Mr. Lambrecht also has prior operational experience for a Scottsdale, Arizona residential and commercial development company.

Joseph A. Mills, Director, age 56 (Seat 7)

Mr. Mills was appointed as a Director by the board of directors pursuant to the bylaws during August 2015 to fill a vacancy and was elected at the 2015 Annual Meeting of Shareholders to serve a one-year term.

Mr. Mills has over 30 years of senior executive and operational experience and leadership in the energy industry. Joseph A. Mills is currently Chairman of the Board and Chief Executive Officer of Eagle Rock Energy G&P, LLC, the General Partner of Eagle Rock Energy Partners, LP (‘‘Eagle Rock’’). Eagle Rock is a publicly traded master limited partnership on the NASDAQ: EROC. Mr. Mills joined Eagle Rock as Chairman of the Board and CEO effective May 1, 2007 as a part of the acquisition of certain assets from Montierra Minerals & Production, LP. Mr. Mills continues to serve as Chief Executive Officer of Montierra Minerals & Production, LP. Montierra is affiliated with Natural Gas Partners, a highly successful energy focused private equity firm. Montierra acquires oil and gas fee minerals, royalties and non-operated working interest drilling programs across the United States.

Mr. Mills served as Sr. Vice President of Operations for Black Stone Minerals Company from 2003 through 2005 during which time he was responsible for managing all the drilling, leasing and technical operations for the Company as well as being responsible for leading the efforts in evaluating and closing on over $600 million of acquisitions of oil and gas fee minerals across the United States. From 1999 through August 2003, Mr. Mills served in several executive positions at El Paso Production Company, including Sr. Vice President of Acquisitions, Technical Services and Gulf of Mexico Division from 2001 – 2003. In this capacity, Mr. Mills was responsible for all the acquisition and divestiture activities worldwide of El Paso Production Company.

Mr. Mills earned a BBA degree in Petroleum Land Management at the University of Texas and an MBA degree at the University of Houston.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries, age 36

With a background in the big 4 accounting firms, including KPMG, Daniel Ford brings a large company perspective to a small company with big potential. As CFO of CUI, Mr. Ford has consistently moved CUI into a position of profitability, efficiency, and forward thinking, transforming many of CUI's accounting, inventory management, and vendor relations processes.

Mr. Ford has implemented improved ERP systems, was instrumental in financing CUI Inc.’s move into its current 62,380 square foot facility, worked in conjunction with Mr. Clough on the 2012 and 2013 equity raises and listing onto the Nasdaq Capital Market, as well as worked to facilitate the acquisitions of Orbital Gas Systems Limited and CUI-Canada.

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

The Board of Director’s Role in Risk Oversight

The board of directors and its committees have an important role in the Company’s risk oversight, management and assessment process. The board regularly reviews with management the Company’s financial and business strategies, which include a discussion of relevant material risks as appropriate. The board discusses with the Company’s outside general counsel, as appropriate, its risk oversight and assessment as well as any material risks to the Company. In addition, the board delegates risk management responsibilities to the Audit Committee and Compensation Committee, which committees are each all comprised of independent directors. The Audit Committee, as part of its charter, oversees the Company’s risk oversight, management and assessment of the Company and oversees and assesses the risks associated with the corporate governance and ethics of the Company. Risk considerations are a material aspect of the Compensation Committee. The Compensation Committee is responsible for overseeing the management of risks relating to executive compensation. In addition, the Compensation Committee also, as appropriate, assesses the risks relating to the Company’s overall compensation programs. While the Audit Committee and Compensation Committee oversee the management of the risk areas identified above, the entire board is regularly informed through committee reports about such risks. This enables the board and its committees to coordinate the risk management, assessment and oversight roles.

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

Avoiding Conflicts of Interest

We expect our directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Our credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each director, executive and employee. In order to provide assurances to the Company and its stockholders, we have implemented standards of business conduct, which provide clear conflict of interest guidelines to its employees and directors, as well as an explanation of reporting and investigatory procedures.

Providing Transparency

We believe that it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.CUIGlobal.com.

Whistleblower Policy

In furtherance of our governance transparency and ethical standards, we adopted a comprehensive Whistleblower Policy that encourages employees to report to proper authorities incorrect financial reporting, unlawful activity, activities that are not in line with CUI Global Code of Business Conduct or activities, which otherwise amount to serious improper conduct. Our Whistleblower Policy is posted on our website at www.CUIGlobal.com.

Accuracy of All Public Disclosure

It is the Company's policy that all public disclosure made by the Company should be accurate and complete, fairly present, in all material respects, the Company's financial condition and results of operations, and be made on a timely basis as required by applicable laws and securities exchange requirements. In order to oversee this policy, a Disclosure Committee Charter has been adopted by the Chief Executive Officer and Chief Financial Officer and ratified by our Audit Committee. You can view a copy of this document on our website at www.CUIGlobal.com or obtain a copy by making a written request to the Company at CUI Global, Inc., 20050 SW 112 th  Avenue, Tualatin, Oregon 97062, phone (503) 612-2300.

Communications with the Board of Directors

Stockholders may communicate with the board of directors by writing to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Ethics and Business Conduct for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.CUIGlobal.com or by making a written request to the Company at CUI Global, Inc., 20050 SW 112 th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.CUIGlobal.com.

Ensuring Auditor Independence

We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2015, our board of directors consists of seven directors. Five of our seven directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our board of directors has the following standing committees: Audit Committee, Nominating Committee, Compensation Committee and Disclosure Committee. Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our website at www.CUIGlobal.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the Stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2015, the Audit Committee held five formal meetings.

At December 31, 2015, the Audit Committee is comprised of Sean P. Rooney, Chairman, Thomas A. Price, Deputy Chairman, and Corey A. Lambrecht. Messrs. Rooney, Price and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

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

The Audit Committee has:

•	Reviewed and discussed with management the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K and the most recent Quarterly Report on Form 10-Q
•	Discussed with Perkins & Company, P.C., the Company’s independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 16, Communication with Audit Committees , as adopted by the Public Company Accounting Oversight Board
•	Received the written disclosures and letter from Perkins & Company, P.C. as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Perkins & Company, P.C. its independence from CUI Global

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Perkins & Company, P.C. is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Sean P. Rooney

Thomas A. Price

Corey A. Lambrecht

Nominating Committee

The nominating committee consists of all of the members of the board of directors who are ‘‘independent directors’’ within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the stockholders and evaluation of sitting directors. The board has developed a formal policy for the identification and evaluation of nominees, Charter of the Nominating Committee of the Board of Directors, which can be reviewed on our website at www.CUIGlobal.com. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee reviews any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2015, the Compensation Committee consists of two members of the board of directors, Messrs. Corey A. Lambrecht and Paul D. White, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three formal meeting during fiscal 2014. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include:

•	Minutes and materials from the previous meeting(s);
•	Reports on year-to-date Company financial performance versus budget;
•	Reports on progress and levels of performance of individual and Company performance objectives;
•	Reports on the Company’s financial and stock performance versus a peer group of companies;
•	Reports from the Committee’s compensation consultant regarding market and industry data relevant to executive officer compensation;
•	Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five-year period.

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the proxy statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long-term incentive equity awards are granted in restricted stock or stock options. These awards generally vest over a two to four-year period. This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long-term strategic goals.

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

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management annually to the board of directors. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long-term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2014, these non-financial performance goals and objectives included the continued integration of Orbital; identification and signing of third party sales representative agencies to support the expansion within the global natural gas market, continued expansion of sales through the distribution channel for CUI, Inc. products; continued product development and new product introductions; and general and administrative expense management. In addition, such factors as revenue growth and new product adoption were and are considered in setting compensation levels.

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

Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote

As required by Section 14A of the Exchange Act, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate for making compensation decisions. At the annual meeting of shareholders held December 8, 2015, more than 98% percent of the shareholders present and voting on the proposal approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting filed with the Securities and Exchange Commission on September 4, 2015. As a result, the Compensation Committee concluded that the Company's shareholders were supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

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

Incentive Plan Compensation

Incentive awards are paid out in cash, restricted common stock or option awards. The incentive award targets for the executives are established at the beginning of the year, generally, as a percentage of their base salary and the actual awards are determined at the following year’s annual board of directors meetings based on actual Company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year. In many instances the award of restricted common stock vests over a four-year term in equal periodic tranches. The award of restricted common stock purchased through options generally, although not in every instance, vests immediately upon exercise of the option and generally has a validity of up to ten years and a per share purchase price of no less than the fair market value of our common stock on the date of grant. The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans

Our wholly owned subsidiary, CUI, Inc., maintains a 401(k) plan. The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 2 months of service and are 21 years of age. The Company matches the employee’s contribution up to 6% of total compensation. CUI, Inc. made total employer contributions, net of forfeitures, of $0.4 million, $0.3 million, and $0.2 million for 2015, 2014 and 2013, respectively.

In addition, our Orbital subsidiary operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital contributes to its plan the equivalent of 5% of the employee’s salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $0.3 million during 2015, $0.3 million during 2014 and $0.1 million during the year of acquisition from April 1, 2013 through December 31, 2013.

Change in Control Agreements

Our executives are awarded protection upon a change in control as specifically provided in their employment contracts. The Chief Executive Officer contract includes a provision for a two-year severance package upon termination. The Chief Financial Officer and Chief Operations Officer contracts include a provision for an eighteen month severance package upon termination.

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements

During fiscal year 2015, three executive officers were employed under employment agreements. Those executive officers are:

•	Chief Executive Officer and General Counsel
•	President of CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.
•	Chief Financial Officer of CUI Global, Inc. and CUI, Inc., a wholly owned subsidiary of CUI Global, Inc.

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Executive Salary and Bonus Performance Assessment Considerations

Bonuses for certain executive officers and employees of CUI Global and subsidiaries are calculated based on historical financial and non-financial information and accomplishments based on an ongoing review and approval by the Compensation Committee and the Chief Executive Officer. Accordingly, the Company accrues bonuses through components calculated on prior data. This review also considers ongoing performance and incentives for those officers and employees to increase their performance. As such, bonuses calculated based on fiscal 2015 data are not earned or owed to the employees as of December 31, 2015 and there is no legal right by the employees to receive such bonuses upon either termination by the Company or voluntary termination, unless they have been approved based on the subsequent review of subjective items. This approach has been adequately communicated to our investors within our filings with the SEC.

The performance assessment considerations for William J. Clough, Esq. in his capacity as President/Chief Executive Offıcer and General Counsel of CUI Global, Inc., Chief Executive Officer of CUI, Inc. and Chief Executive Officer of Orbital Gas Systems, Ltd. Include his successful management and implementation of acquisition and growth strategy, both domestically and internationally, that resulted in the March 2015 asset acquisition of Tectrol, Inc., a Canadian electronics company by CUI, Inc. and the highly lucrative February 2016 purchase order from Europe’s largest natural gas transmission company for our GasPT product. This purchase order culminates several years of Mr. Clough’s personal effort. The Tectrol asset purchase entailed complex labor union negotiations and ongoing management support. Mr. Clough continues to expand new technology development, implementation, branding and sales by strategically expanding the VE Technology product recognition through adoption of mercury sampling and thermowells. As a primary initiator of the Company’s growth strategy, he engineered the Company’s launch of Orbital Gas Systems, North America, Inc. as a unified international GasPT and VE Technology sales headquarters. Mr. Clough continues to expand investor relations and strengthen investment banking relationships through regular investor meetings and conferences. As Corporate General Counsel, he is “hands on” in his management of corporate governance and legal issues, addressing employee concerns, providing personal direction and oversight of drafting fully revised and restated corporate bylaws and regularly communicating with the directors pertaining to various corporate matters as they arise.

During 2015, Mr. Clough’s employment contract was extended through December 31, 2018 and allows for performance and discretionary bonuses. During 2015, he earned a discretionary cash bonus of twenty five percent (25%) of his annual base salary.

The performance assessment considerations for Daniel N. Ford, Chief Financial Officer of CUI Global, Inc. and subsidiaries, include his successful maintenance of investments, corporate portfolio, cash and debt positions. Mr. Ford’s daily duties include ongoing development and oversight of global banking relationships and overall financial performance oversight and management of the accounting staff of CUI Global, Inc. and all subsidiaries. Mr. Ford efficiently communicates with the board pertaining to company activities, audit results and findings, growth and acquisition strategy and investment tactics. Mr. Ford oversees SEC filing compliance, which included the recent employment and integration of an SEC reporting manager, a financial controller to support the Orbital Financial Director and the implementation and strategy for replacement of our internal audit director with an outside firm. As an integral part of this management, it is necessary that he continue to be up to date on all current accounting and SEC regulatory standards such as ICFR and SOX. Mr. Ford was charged with the corporate financial needs management responsibility for the 2015 Orbital-UK new facility construction including construction costing and the responsibility to launch and build out resources to support the 2015 Orbital Gas Systems, N. A. facility in Houston, Texas in addition to establishing project financing parameters and risk considerations regarding the March 2015 Tectrol asset acquisition and integration of the acquisition into CUI, Inc. Mr. Ford works closely with Mr. Clough regarding investor management and relations activities. During 2015 Mr. Ford’s employment contract was extended through December 31, 2017 and allows for performance and discretionary bonuses. During 2015, he earned a discretionary cash bonus of twenty five percent (25%) of his annual base salary.

The performance assessment considerations for Matthew M. McKenzie, President of CUI, Inc. are directed toward corporate operations. Mr. McKenzie manages the daily operations of CUI, Inc. and CUI-Canada, Inc., the new entity that received the assets purchased from Tectrol in March 2015. He directed and managed the Tectrol acquisition and the integration of those assets into CUI-Canada and ultimately coordinated the synergy between CUI-Canada and CUI, Inc. Mr. McKenzie handles distributer contract procurement and contract management and oversight of key contracts with Digi-Key Electronics, Mouser Electronics, Future Electronics, and many others. Through Mr. McKenzie’s efforts and oversight, CUI, Inc.’s power and electromechanical product sales, bookings, deliveries and revenue increased substantially. The electronics division that Mr. McKenzie manages requires his oversight of electronics employees, hiring specialized technical individuals and applicable job descriptions. Mr. McKenzie successfully managed the construction of our research and development facility and implementation of our VPS project.

During 2015 Mr. McKenzie’s employment contract was extended through December 31, 2017 and allows for performance and discretionary bonuses. During 2015, he earned a discretionary cash bonus of ten percent (10%) of his annual base salary.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2015, 2014 and 2013 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI, Inc.

Summary Compensation Table

							Non-
					Option		equity
				Stock	Awards		Incentive
Name and		Salary		Awards	($)(10)		Plan		All Other	Total
Principal Position	Year	($)		($)	(11)		Compensation ($)		Compensation ($)	($)
William J. Clough, CEO/	2015	497,536	(2)	-	-	(3)	443,802	(2)	20,882	962,220
President/Counsel/	2014	478,400	(2)	-	-	(3)	276,000	(2)	19,995	774,395
Director (1)	2013	405,000	(2)	-	370,072	(3)	206,250	(2)	18,839	1,000,161
Daniel N. Ford, CFO (4)	2015	270,400	(5)	-	-	(6)	217,500	(5)	36,782	524,682
	2014	260,000	(5)	-	-	(6)	113,542	(5)	35,733	409,275
	2013	222,500	(5)	-	185,036	(6)	97,500	(5)	36,339	541,375
Matthew M. McKenzie,	2015	270,400	(8)	-	-	(9)	325,500	(8)	36,137	632,037
COO/President of CUI,	2014	260,000	(8)	-	-	(9)	223,958	(8)	36,208	520,166
Inc./Director (7)	2013	227,500	(8)	-	92,518	(9)	102,500	(8)	36,339	458,857

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of CUI, Inc., a wholly owned subsidiary of the Company.
2.	Mr. Clough is employed under a multi-year employment contract with the Company, which was extended to run to and through December 31, 2018. Said contract provides, in relevant part, for an initial annual salary of $460 thousand, which became effective July 1, 2013 and includes bonus provisions for each calendar year up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment (2015 salary of $498 thousand). Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. During 2013, in accordance with the bonus provisions of his employment contract, Mr. Clough received 33,350 shares of common stock with a fair value of $160 thousand expensed in 2012. At December 31, 2015, 2014, and 2013, there was an accrual of $4 thousand, $14 thousand and $14 thousand, respectively, for compensation owed to Mr. Clough.
3.	Effective June 24, 2013, Mr. Clough received a bonus option to purchase 200,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years. Under the terms of Mr. Clough’s contract extension, effective September 21, 2012, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over four years. Effective April 16, 2012, Mr. Clough received a bonus option to purchase 37,177 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over four years: 25% at the end of year one and thereafter in equal monthly installments.
4.	Mr. Ford joined the Company May 15, 2008 as Chief Financial Officer of CUI Global and CUI, Inc., a wholly owned subsidiary of the Company.
130

5.	Mr. Ford is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013 (2015 salary of $270 thousand), an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Previous to July 1, 2013, Mr. Ford’s employment contract provided, in relevant part, for an annual salary of $195 thousand and bonus provisions for each calendar year, in which the CUI Global year-end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior-year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior-calendar-year gross revenue, a sum equal to 100% of his prior-year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2015, 2014 and 2013 there was an accrual of $18 thousand, $10 thousand and $8 thousand, respectively, for compensation owed to Mr. Ford
6.	Effective June 24, 2013, Mr. Ford received a bonus option to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years. Effective April 16, 2012, Mr. Ford received a bonus option to purchase 12,598 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments.
7.	Mr. McKenzie joined the Company May 15, 2008 as Chief Operating Officer of CUI Global and President and Chief Operating Officer of CUI, Inc., a wholly owned subsidiary of the Company.
8.	Mr. McKenzie is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013, an annual 4% cost of living adjustment (2015 salary of $270 thousand), an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the power and electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Previous to July 1, 2013, Mr. McKenzie’s employment contract provided, in relevant part, for an annual salary of $205 thousand and bonus provisions for each calendar year in which the CUI Global year-end Statement of Operations shows a Net Profit and the Gross Revenue equal to or that exceeds fifteen percent (15%), but less than thirty percent (30%), of the immediate preceding calendar year, he shall be entitled to receive a cash bonus in an amount equal to fifty percent (50%) of his prior-year base salary in addition to any other compensation to which he may be entitled; provided, however, that he shall be entitled to the bonus only if he has been employed by the Company during that entire calendar year. In substitution of the bonus percentages described above, he shall be entitled to receive, in any year in which annual Gross Revenue exceeds by 30% of the prior-calendar-year gross revenue, a sum equal to 100% of his prior-year base salary. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2015, 2014 and 2013 there was an accrual of $23 thousand, $19 thousand and $9 thousand, respectively, for compensation owed to Mr. McKenzie
131

9.	Effective June 24, 2013, Mr. McKenzie received a bonus option to purchase 50,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vests one third each year over three years. Effective April 16, 2012, Mr. McKenzie received a bonus option to purchase 15,100 common shares as COO, within ten years from date of issuance, at a price of $4.56 per share that vests over four years: 25% at the end of year one and thereafter in equal monthly installments.
10.	As of December 31, 2015, William J. Clough, CEO/Director held 558,085 outstanding options, Matthew M. McKenzie, COO/Director held 112,796 outstanding options, which includes shares owned by his spouse and Daniel N. Ford, CFO held 137,794 outstanding options.
11.	Please see the disclosure of assumptions made in the valuation of the option awards included in Note 12 of Notes to Consolidated Financial Statements, Stockholders’ Equity in the Company’s financial statements included with this Form 10-K.

2015 Grants of Plan-Based Awards

		Estimated Future Payouts
		Under Non-Equity Incentive
		Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum
		($)	($)	($)
(a)	(b)	(c)	(d)	(e)
William J. Clough	Non-equity award	-	441,500	793,400
Daniel N. Ford	Non-equity award	-	216,250	407,500
Matthew M. McKenzie	Non-equity award	-	216,250	407,500

(1) These columns show the possible payouts for each named executive officer under the Incentive Plan for 2015 based on the goals set in 2015. Additional information is included in the Compensation Discussion and Analysis, and detail regarding actual awards under the Incentive Plan is reported in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2015 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration
Daniel N. Ford (1)	12,598	-	7.50	1/1/2019
Matthew M. McKenzie (1)	15,100	-	7.50	1/1/2019
Matthew M. McKenzie (1)	8,100	-	7.50	1/1/2019
William J. Clough (2)	5,422	-	9.00	10/11/2020
Daniel N. Ford (2)	12,598	-	9.00	10/11/2020
Matthew M. McKenzie (2)	15,100	-	9.00	10/11/2020
Matthew M. McKenzie (2)	3,300	-	9.00	10/11/2020
William J. Clough (3)	17,039	2,324	4.56	4/16/2022
William J. Clough (3)	3,300	-	4.56	4/16/2022
Daniel N. Ford (3)	11,811	787	4.56	4/16/2022
Matthew M. McKenzie (3)	14,156	944	4.56	4/16/2022
Matthew M. McKenzie (3)	3,300	-	4.56	4/16/2022
William J. Clough (4)	275,000	55,000	6.00	9/21/2022
William J. Clough (5)	166,667	33,333	6.25	6/24/2023
Daniel N. Ford (5)	83,333	16,667	6.25	6/24/2023
Matthew M. McKenzie (5)	41,667	8,333	6.25	6/24/2023

Footnotes:

1.	Effective January 1, 2009, Mr. McKenzie and Mr. Ford received fully vested bonus options to purchase 15,100, and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $7.50 per share. Also effective January 1, 2009, for service as a director of the Company, Mr. McKenzie received an option to purchase 4,800 common shares at a price of $7.50 within ten years from date of issuance that vests over four years, 25% after the first year and in equal monthly installments over the balance of the four-year term and an option to purchase 3,300 common shares at a price of $7.50 per share that vests one year after issuance.
2.	Effective October 11, 2010, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177 (5,422 remaining outstanding), 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $9.00 per share that vests over four years: 25% at the end of year one and thereafter in equal monthly installments. Additionally, effective October 11, 2010, for service as a director of the Company, Mr. McKenzie received an option to purchase 3,300 common shares at a price of $9.00 per share that vest one year after issuance.
3.	Effective April 16, 2012, Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 37,177 (19,363 remaining outstanding), 15,100 and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vests over four years: 25% at the end of year one and thereafter in equal monthly installments. Additionally, effective April 16, 2012, for their service as directors of the Company, Mr. Clough and Mr. McKenzie received an option to purchase 3,300 common shares at a price of $4.56 per share that vests one year after issuance.

4.	Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over four years.
5.	Effective June 24, 2013 Mr. Clough, Mr. McKenzie and Mr. Ford received bonus options to purchase 200,000, 50,000 and 100,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vests one third per year over three years.

Director Compensation

For 2015, each of our directors received the following compensation pursuant to our director compensation plan:

1.	Non-employee directors received annual compensation of $33,000.

•	A non-employee chairperson receives an additional $10,000.

•	The Audit Committee chairperson receives $20,000 and each committee member receives $9,500.

•	The Compensation Committee chairperson receives $12,500 and each committee member receives $6,000.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

Joseph A. Mills was appointed to the CUI Global board of directors, effective August 2015 and was elected to a one-year term. Mr. Mills received a pro-rata share of his annual approved compensation of $100,000. Additionally, Mr. Mills received:

•	Initial board member equity compensation of $50,000, in the form of 4,497 shares of restricted common stock issued in 2015, with the remaining balance of 4,496 shares issued in January 2016.

Director Compensation Table

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2015.

Director Compensation Table
					Nonqualified
	Fees earned			Non-Equity	Deferred
	or paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)	($)	($)	($)	($)	($)
Robert J. Evans, former Director	-	18,150	-	-	-	-	18,150
Corey A. Lambrecht, Director	55,000	-	-	-	-	-	55,000
Joseph A. Mills, Director (2)	31,251	56,250	-	-	-	-	87,501
Thomas A. Price, Director	42,500	-	-	-	-	-	42,500
Sean P. Rooney, Director	53,000	-	-	-	-	-	53,000
Paul D. White, Director (3)	29,253	27,897	-	-	-	-	57,150

Footnotes:

1.	For 2015, each non-employee director received compensation in the form of cash or equity with a fair value as follows: board member fee of $33,000, Chairman fee of $10,000, audit committee member fee of $9,500, audit committee chair fee of $20,000, compensation committee member fee of $6,000, and compensation committee chair fee of $12,500. There were no meeting fees.
2.	For 2015, our newly appointed/elected board member, Mr. Mills, received a $100,000 annual director fee on a pro rata basis from the date of initial service, and an initial $50,000 grant of common stock for which 4,497 shares of common stock issued in 2015 and the remaining 4,496 shares issued in January 2016.
3.	For 2015, Mr. White received a second installment of 2,500 shares of common stock in accordance with his initial board member compensation agreement.

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

Beneficial Interest Table

		Percentages of
		Shares
	Number of	Beneficially
Name and Address of Beneficial Owner (1)	Securities Owned	Owned (2)
William J. Clough (3)	529,887	2.49%
Daniel N. Ford (4)	148,725	*
Corey A. Lambrecht (5)	33,033	*
Matthew M. McKenzie (6)	116,353	*
Joseph A. Mills (7)	11,780	*
Thomas A. Price (8)	92,802	*
Sean P. Rooney (9)	50,860	*
Paul D. White (10)	26,361	*
First Eagle Investment Management, LLC	2,281,242	10.96%
Heartland Advisors, Inc.	1,928,523	9.27%
Marathon Capital Management, LLC	1,222,537	5.88%
Trigran Investments, Inc.	1,308,721	6.29%
Officers, Directors, Executives as Group	1,009,801	4.67%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.
2.	Calculated on the basis of 20,806,219 shares of common stock issued and outstanding at December 31, 2015 except that shares of common stock underlying options exercisable and restricted stock units vested within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares.
3.	Mr. Clough’s common stock includes vested options to purchase 493,838 common shares. Mr. Clough is a Director, Chairman and Chief Executive Officer/President of CUI Global, Inc.

4.	Mr. Ford’s shares include vested options to purchase 126,421 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc.
5.	Mr. Lambrecht’s shares include vested options to purchase 24,700 common shares. Mr. Lambrecht is a Director.
6.	Mr. McKenzie’s shares include vested options to purchase 106,926 common shares. Mr. McKenzie is a Director and Chief Operating Officer of CUI Global, Inc. Mr. McKenzie’s securities include an option to purchase 2,796 shares owned by his spouse.
7.	Mr. Mills’ shares include 4,496 restricted stock units that vested during 2015 and were issued in January 2016. Mr. Mills is a Director.
8.	Mr. Price’s shares include vested options to purchase 24,700 common shares. Mr. Price is a Director.
9.	Mr. Rooney’s shares include vested options to purchase 45,087 common shares. Mr. Rooney is a Director.
10.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2014, the Company had outstanding the following equity compensation plan information:

			Future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	43,582	$5.52	1,324,501
Equity compensation plans not approved by security holders	927,265	$6.35	201,361
	970,847	$6.32	1,525,862

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

The 2008 Equity Incentive Plan is intended to: (a) provide incentive to employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by employees, directors and independent contractors by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock or to receive compensation, which is based upon appreciation in the value of Stock; and (c) provide a means of obtaining and rewarding employees, directors, independent contractors and advisors.

The 2008 Equity Incentive Plan provides for the issuance of incentive stock options (ISOs) and Non Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under the both plans have a maximum duration of ten years.

Equity Compensation Plans Not Approved by Shareholders

In January 2009 the Company board of directors received and approved a written report and recommendations of the Compensation Committee, which included a detailed executive equity compensation report and market analysis and the recommendations of Compensia, Inc., a management consulting firm that provides executive compensation advisory services to compensation committees and senior management of knowledge-based companies. The Compensation Committee used the report and analysis as a basis for its formal written recommendation to the board. Pursuant to a board resolution the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock. The Compensation Committee was appointed as the Plan Administrator to manage the plan.

On October 11, 2010, the board of directors authorized an additional 3,060,382 options under the 2009 Equity Incentive Plan (Executive) that were to be granted at post-reverse split quantities. On September 21, 2012, CUI Global authorized an additional 330,000 options under the 2009 Equity Incentive Plan (Executive).

The 2009 Equity Incentive Plan (Executive) provides for the issuance of stock options to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2009 Plan provides for the issuance of Incentive Non Statutory Options. The Administrator of the plan is authorized to determine the exercise price per share at the time the option is granted, but the exercise price shall not be less than the fair market value on the date the option is granted. Stock options granted under the 2009 Plan have a maximum duration of ten years.

The Company has outstanding at December 31, 2015, the following options issued under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested options, 28,800 options that vest over four years, 25% at the end of year one and thereafter in equal monthly installments; and 19,800 options that fully vested one year after the date of grant. Of these 2009 grants, 71,196 remain outstanding and fully vested at December 31, 2015.

•	During 2010, the Company issued options to purchase restricted common stock at $9.00 per share to officers and directors as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equally monthly installments. Of these 2010 grants, 54,621 remain outstanding and fully vested at December 31, 2015.

•	During 2011, the Company issued no options under equity compensation plans not approved by security holders.

•	During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 334,506 remain outstanding and fully vested and 59,055 are unvested at December 31, 2015.

•	During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2015, 291,667 of these 2013 granted options are outstanding and fully vested and 58,333 are unvested.

•	During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two newly elected directors that vested August 31, 2015. Of these 2014 options grants, 26,251 options have been forfeited and 57,887 options are outstanding and fully vested at December 31, 2015.

The description of the Company’s capital stock does not purport to be complete and is subject to and qualified by its Articles of Incorporation, Bylaws, and amendments thereto and by the provisions of applicable Colorado law. The Company’s transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Board of Directors is responsible for the review and approval of all related party transactions. Although the Board does not have written policies and procedures with respect to the review of related party transactions, we intend that any such transactions will be reviewed by the Board of Directors or one of its committees, which will consider all relevant facts and circumstances and will take into account, among other factors:

•	the material terms of the transaction
•	the nature of the relationship between the Company and the related party;
•	the significance of the transaction to the Company
•	whether or not the transaction would be likely to impair (or create the appearance of impairing) the judgement of a director or executive officer to act in the best interest of the Company.

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2015, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

Chief Executive Officer and Chairman of the Board of Directors, William J. Clough’s son, Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company. Additional Information on Nicholas Clough’s compensation is included in Note 13, Related Party Transactions, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

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

•	The acquisition of CUI utilized a $14.0 million seller’s promissory note issued to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30 thousand per month including 1.7% annual simple interest with a balloon payment at the thirty-sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. Effective September 1, 2010, the Company and the holder of the $14.0 million promissory note agreed to reduce the note principal by $1.6 million and accrued interest by $0.7 million and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2.3 million was recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1.2 million of the principal balance during the fourth quarter of 2010 and an additional $0.5 million of the principal balance during the first quarter of 2011. The terms of the note include an interest rate of 5% per annum with monthly interest payments and a May 15, 2020 balloon payment. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2015, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

•	During 2015 and 2014, $0.3 million and $0.3 million, respectively, of interest payments were made in relation to the promissory note issued to IED. During 2013, $2.3 million in principal and interest payments were made in relation to the promissory notes issued to IED. The 2013 payment utilized $2.0 million from the 2013 public offering proceeds that was applied towards the promissory note balance in accordance with a settlement agreement.

Purchase of Office and Warehouse

CUI and CUI Global occupy 61,380 square feet of offices and warehouse premises in Tualatin, Oregon under a ten-year noncancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party). Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO and Director of the Company. On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, closed on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park. The purchase price for this acquisition was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2.0% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%. Copies of the Swap Transaction Confirmation agreement and other pertinent closing documents are attached to our Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

Matters Relating to the Bank Note

On September 27, 2013, our wholly owned subsidiary, CUI, Inc., closed on a two-year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of $4.0 million dollars. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. On October 1, 2014, the Company extended the term of the LOC to October 1, 2016.

This revolving LOC effectively satisfies in full and terminates an earlier LOC with Wells Fargo Bank.

Item 14.  Principal Accountants Fees and Services

Audit Fees

The financial statements of the Company, which are furnished herein as of and for the years ended December 31, 2015 and 2014, have been audited by Perkins & Company, P.C., our independent registered public accounting firm. Perkins & Company, P.C. billed or controlled billings to the Company an aggregate of $726,830 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements and internal control over financial reporting for the fiscal year ended December 31, 2015 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2015. Perkins & Company, P.C. billed audit related fees, of $51,835 and tax fees, and other fees of $113,951 for the year ended December 31, 2015. In 2015, the Company made a change to the methodology of allocating audit fees for purposed of this disclosure. In 2014, we disclosed audit fees that were incurred in the calendar year. In 2015 we changed our methodology to include all fees related to the audit year regardless of when the work was billed or completed. This had an effect of decreasing the amount of audit fees disclosed in 2015 by $72,500 and audit related fees by $9,135 compared to the amount that would have been disclosed under our former methodology. The amounts disclosed for 2014 for audit fees and audit related fees were increased by $72,500 and $9,135, respectively, to reflect the change in methodology.

During 2014, Perkins & Company, P.C. billed or controlled billings to the Company an aggregate of $390,097 as of December 31, 2014, in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements and internal control over financial reporting for the fiscal year ended December 31, 2014 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2014. Perkins & Company, P.C. billed audit related fees of $34,526 and, tax fees, and other fees of $15,949 during the year ended December 31, 2014.

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

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act Relating to Indemnification of Directors and Officers

The Colorado General Corporation Act, as revised, provides that If so provided in the articles of incorporation, the corporation shall eliminate or limit the personal liability of a director to the corporation or to its shareholders for monetary damages for breach of fiduciary duty as a director; except that any such provision shall not eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages for any breach of the director's duty of loyalty to the corporation or to its shareholders, acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law, unlawful distributions, or any transaction from which the director directly or indirectly derived an improper personal benefit.

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

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the ‘‘Acts’’), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.11(i)[1]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.12(ii)[2]	Amended and restated corporate bylaws that compile requirements for the nomination of persons for election to the Board of Directors and the proposal of other business to be considered by the corporation’s stockholders.
10.47[3]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.63[3]	Amendment to promissory note payable to IED, Inc., effective September 1, 2010.
10.64[3]	Amendment to promissory note payable to IED, Inc., effective December 1, 2010.
10.72[4]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73[5]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.77[5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.80[7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81[8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85[9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[10]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
21.2[11]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8[12]	Proxy Statement and Notice of 2015 Annual Shareholder Meeting.
23.8[13]	Consent of Perkins & Company, P.C.
23.9[13]	Consent of Liggett & Webb, P.A.
31.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1[13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2[13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101[13]	XBRL-Related Documents.
101.INS[13]	XBRL Instance Document
101.SCH[13]	XBRL Taxonomy Extension Schema Document
101.CAL[13]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF[13]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB[13]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[13]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
2	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 11, 2015.
3	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
4	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
5	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
6	Intentionally blank.
7	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
9	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
11	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 16, 2015.
12	Filed with the Commission on September 4, 2015.
13	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 14, 2016
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 14, 2016
	Daniel N. Ford	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 14, 2016
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 14, 2016
	Daniel N. Ford	and Accounting Officer

By	/s/ Matthew M. McKenzie	Director	March 14, 2016
Matthew M. McKenzie

By	/s/ Corey A. Lambrecht	Director	March 14, 2016
Corey A. Lambrecht

By	/s/ Joseph A. Mills	Director	March 14, 2016
Joseph A. Mills

By	/s/ Thomas A. Price	Director	March 14, 2016
Thomas A. Price

By	/s/ Sean P. Rooney	Director	March 14, 2016
Sean P. Rooney

By	/s/ Paul D. White	Director	March 14, 2016
Paul D. White

