Form 10-Q
period 2016-03-31
CUI Global, Inc.
filed 2016-05-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES ☐  NO  ☒

There were 20,887,710 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of May 6, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands except share and per share data)	2016	2015
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,354	$7,267
Trade accounts receivable, net of allowance of $90
and $90, respectively	11,416	14,685
Inventories, net of allowance of $609 and $483, respectively	12,659	12,321
Costs in excess of billings	2,884	1,571
Prepaid expenses and other	2,378	2,313
Total current assets	35,691	38,157

Property and equipment, less accumulated depreciation of
$3,344 and $3,126 respectively	11,784	11,950
Goodwill	21,291	21,527
Other intangible assets, less accumulated amortization of $9,286
and $8,999, respectively	18,142	18,746
Investment	—	385
Note Receivable, less current portion	348	—
Deposits and other assets	104	83

Total assets	$87,360	$90,848

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,100	$5,806
Mortgage note payable, current portion	86	85
Capital lease obligation, current portion	36	41
Accrued expenses	4,370	5,222
Billings in excess of costs	2,925	2,190
Unearned revenue	3,960	3,711
Total current liabilities	16,477	17,055

Long term mortgage note payable, less current portion	3,417	3,439
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	26	29
Derivative liability	688	580
Deferred tax liabilities, net	4,485	4,533
Other long-term liabilities	325	392
Total liabilities	30,722	31,332

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares
authorized; 20,879,507 shares issued and outstanding at
March 31, 2016 and 20,806,219 shares issued and
outstanding at December 31, 2015	21	21
Additional paid-in capital	149,928	149,639
Accumulated deficit	(91,372)	(88,704)
Accumulated other comprehensive income (loss)	(1,939)	(1,440)
Total stockholders' equity	56,638	59,516
Total liabilities and stockholders' equity	$87,360	$90,848

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
(In thousands, except share and per share amounts)	2016	2015

Total revenues	$20,661	$16,637

Cost of revenues	12,626	10,416

Gross profit	8,035	6,221

Operating expenses:
Selling, general and administrative	9,238	8,685
Depreciation and amortization	608	986
Research and development	506	443
Provision for bad debt	7	83
Other operating expenses	—	2

Total operating expenses	10,359	10,199

Loss from operations	(2,324)	(3,978)

Other income (expense)	(76)	(104)
Interest expense	(123)	(113)

Loss before taxes	(2,523)	(4,195)

Income tax expense (benefit)	145	(119)

Net loss	$(2,668)	$(4,076)

Basic and diluted weighted average common and common
equivalent shares outstanding	20,878,549	20,774,000

Basic and diluted (loss) per common share	$(0.13)	$(0.20)

See accompanying notes to condensed consolidated financial statements

3

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(In thousands)	For the three months ended March 31,
	2016	2015
Net loss	$(2,668)	$(4,076)

Other comprehensive income (loss)
Foreign currency translation adjustment	(499)	(1,168)
Comprehensive income (loss)	$(3,167)	$(5,244)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	20,806,219	$21	$149,639	$(88,704)	$(1,440)	$59,516

Options granted for services and compensation	—	—	110	—	—	110
Common stock issued for exercises of options	195	—	—	—	—	—
Common stock issued and to be issued for compensation, services, and royalty payments	73,093	—	179	—	—	179
Net loss for the period ended March 31, 2016	—	—	—	(2,668)	—	(2,668)
Other comprehensive loss	—	—	—	—	(499)	(499)
Balance, March 31, 2016	20,879,507	$21	$149,928	$(91,372)	$(1,939)	$56,638

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,668)	$(4,076)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	229	180
Amortization of intangibles	478	873
Amortization of investment premiums and discounts	—	14
Stock and options issued and stock to be issued for compensation, royalties and services	289	364
Unrealized loss on derivative liability	108	59
Non-cash earnings on equity method investment	—	(14)
Provision for (credit to) bad debt expense and returns allowances	(37)	93
Deferred income taxes	3	(151)
Impairment of intangible assets	—	3
Inventory reserve	122	13

(Increase) decrease in operating assets:
Trade accounts receivable	3,151	(404)
Inventory	(236)	(1,162)
Costs in excess of billings	(1,347)	(224)
Prepaid expenses and other current assets	(36)	(841)
Deposits and other assets	(16)	123
Increase (decrease) in operating liabilities:
Accounts payable	(711)	1,835
Accrued expenses	(765)	670
Unearned revenue	258	907
Billings in excess of costs	796	273
NET CASH USED IN OPERATING ACTIVITIES	(382)	(1,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, including amount refundable from escrow, and net of contingent consideration (Note 10)	—	(5,186)
Purchase of property and equipment	(251)	(956)
Investments in other intangible assets	(133)	(66)
Maturities of short term investments held to maturity	—	5,660
NET CASH USED IN INVESTING ACTIVITIES	(384)	(548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(8)	(10)
Payments on notes and loans payable	(21)	(20)
Payments on contingent consideration	(59)	—
NET CASH USED IN FINANCING ACTIVITIES	(88)	(30)

Effect of exchange rate changes on cash	(59)	(68)
Net decrease in cash and cash equivalents	(913)	(2,111)
Cash and cash equivalents at beginning of period	7,267	11,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,354	$9,593

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the three months ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$73	$33
Interest paid, net of capitalized interest	$125	$125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for royalties payable pursuant to product agreements, related party	$20	$—
Contingent consideration recorded in acquisition	$—	$216
Common stock issued for consulting services and compensation in common stock	$159	$224	*
Exchange of investment in TPI in return for note receivable (Note 4)	$385	$—
Partial settlement of note receivable via offset against royalty payable, related party	$7	$—
Accrued property and equipment purchases	$13	$4
Accrued investment in other intangible assets	$57	$35

* Includes $63 thousand included in prepaid consulting services

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

CUI Global Inc. (CUI Global) is a platform company composed of two segments: the Power and Electromechanical segment and the Energy segment.

The Power and Electromechanical segment is made up of the following wholly owned subsidiaries of CUI Global: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; and CUI-Canada, based in Toronto, Canada. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

The Company’s Energy segment is made up of the Orbital Gas Systems Limited subsidiary (Orbital) and the Orbital Gas Systems, North America, Inc. subsidiary. This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary, to represent the Energy segment in the North America market.

CUI Properties, LLC owns the CUI Global headquarters facility located in Tualatin, Oregon and is included in the consolidation of the Company.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2015.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Reclassifications

Certain amounts from the prior periods have been reclassified to the current period presentation including on the condensed consolidated statements of operations, for the three months ended March 31, 2015, $33 thousand of selling, general and administration expense was reclassified to research and development, and $12 thousand of depreciation and amortization was reclassified to cost of revenues. On the cash flow, for the three months ended March 31, 2015, a positive $79 thousand was reclassified from accrued expenses to stock and options issued and to be issued for compensation, royalties and services for accrued stock compensation. Also, purchases of property and equipment were increased by $5 thousand and investments in other intangibles were decreased by $35 thousand with the offsetting $30 thousand use of cash reclassified to increase (decrease) in accounts payable in operating activities for the three months ended March 31, 2015.

The following reclassifications were related to the third quarter 2015 reclassification of product certifications from property and equipment to other intangible assets: on the condensed consolidated statements of cash flows for the three months ended March 31, 2015, $42 thousand of depreciation expense was reclassified to amortization of intangibles, and $35 thousand of purchases of property and equipment was reclassified to investments in other intangible assets.

Revisions

The following immaterial revisions made to prior financial statements were related to sales of raw material components to a vendor that in turn, sold finished goods inventory to the Company that included the raw material components that we had sold to the vendor. For the three months ended March 31, 2015, sales and cost of sales were both decreased by $216 thousand, which is the amount of sales of raw material components to the vendor. In addition, at December 31, 2015, $246 thousand was reclassified from prepaid expenses to raw materials inventory related to inventory sold to the vendor that had not yet been processed by the vendor. On the cash flow, for the three months ended March 31, 2015, $177 thousand was reclassified from a use of cash for an increase in prepaid expenses to a use of cash for an increase in inventory. These revisions had no effect on gross profit, operating and net loss or cash flows from operations.

2. INVENTORY

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At March 31, 2016 and December 31, 2015, inventory by category is valued net of reserves and consists of:

(in thousands)	March 31,	December 31,
	2016	2015
Finished goods	$8,289	$8,278
Raw materials (1)	3,805	3,637
Work-in-process	1,174	889
Inventory reserves (1)	(609)	(483)

Total inventories	$12,659	$12,321

(1)	At December 31, 2015, CUI-Canada inventory reserves of $(97) thousand were reclassified from raw materials to inventory reserves and $246 thousand of prepaid expenses at CUI Inc. were reclassified to raw materials inventory.

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

As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.

The carrying value of goodwill and the activity for the three months ended March 31, 2016 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2015	$13,077	$8,450	$—	$21,527
Currency translation adjustments	12	(248)	—	(236)
Balance, March 31, 2016	$13,089	$8,202	$—	$21,291

The Company also tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived assets at May 31, 2015 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other Indefinite-lived intangibles were $7.3 million at March 31, 2016.

4. INVESTMENT AND NOTE RECEIVABLE

Through the acquisition of CUI, Inc. the Company obtained 352,589 common shares (representing an 11.54% interest from December 31, 2012 to June 30, 2013, 8.62% through December 31, 2013, 8.94% through March 31, 2014, and 8.5% through the date of exchange) in Test Products International, Inc. (“TPI”). TPI is a provider of hand-held test and measurement equipment. Through September 30, 2015, the investment in TPI was accounted for under the equity method, whereby investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. Through September 30, 2015, CUI Global enjoyed a close association with TPI through common related parties, IED, Inc. and James McKenzie as well as through participation that allowed for a significant amount of influence over TPI’s business decisions. Accordingly, through September 30, 2015, for financial statement purposes, the Company recognized its investment in TPI under the equity method.

Subsequent to September 30, 2015, CUI Global and its common related parties have been unable to obtain a timely financial report, which is inconsistent with prior periods, evidencing a reduction in the influence of CUI Global and the common related parties over TPI. Based on this change in influence, and CUI Global’s level of technical control through its 8.5% equity interest, management determined that effective with the quarter ended December 31, 2015 that CUI Global no longer had significant influence over TPI and accordingly, the Company's investment in TPI was accounted for under the cost method in the fourth quarter of 2015. During the three months ended March 31, 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $5 thousand of interest income from the note in the three months ended March 31, 2016. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of March 31, 2016 and concluded that no allowance was necessary.

Presented below are the equity method earnings through three months of 2015 for the period that CUI Global had significant influence over TPI:

(in thousands)
Revenues	$3,276
Operating income	$184
Net profit	$161
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net profit	$161
Company share of Net Profit	$14

5. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2016, the Company had $0.1 million of unrealized loss related to the derivative liabilities.

Embedded Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging,” which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

6. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not grant any stock options in the three months ended March 31, 2016. The Company recorded stock-based expense of $0.3 million and $0.4 million for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. In addition, prepaid expenses at March 31, 2016 and December 31, 2015 included stock-based payments related to prepaid services of $16 thousand and $31 thousand, respectively.

7. SEGMENT REPORTING

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Management has identified six operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Power and Electromechanical, Energy and Other. The Power and Electromechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Energy segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc., which includes gas related metering, monitoring and control systems, including the GasPT. The Other segment represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

During the three months ended March 31, 2016 and March 31, 2015, the Company’s total revenues consisted of 63% from the Power and Electromechanical segment and 37% from the Energy segment.

The following information represents segment activity for the three months ended March 31, 2016 and selected balance sheet items as of March 31, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$13,052	$7,609	$—	$20,661
Depreciation and amortization(1)	335	371	1	707
Interest expense	55	2	66	123
Loss from operations	(337)	(95)	(1,892)	(2,324)
Segment assets	49,810	37,075	475	87,360
Other intangibles assets, net	9,521	8,620	1	18,142
Goodwill	13,089	8,202	—	21,291
Expenditures for segment assets (2)	274	110	—	384

The following information represents segment activity for the three months ended March 31, 2015 and selected balance sheet items as of March 31, 2015:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$10,473	$6,164	$—	$16,637
Depreciation and amortization (1)	266	786	1	1,053
Earnings on equity method investment	14	—	—	14
Interest expense	54	2	57	113
Loss from operations (3)	(499)	(2,217)	(1,262)	(3,978)
Segment assets	50,705	33,015	8,062	91,782
Other intangibles assets, net (4)	9,891	10,077	7	19,975
Goodwill	13,084	8,468	—	21,552
Expenditures for segment assets (2)	304	718	—	1,022

(1)	For the three months ended March 31, 2016, depreciation and amortization totals include $99 thousand that were classified as cost of revenues in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015, depreciation and amortization totals include $67 thousand that were classified as cost of revenues in the Condensed Consolidated Statements of Operations.
(2)	Includes purchases of property plant and equipment and the investment in other intangible assets. Excludes amounts for the CUI – Canada, Inc. acquisition in 2015.
(3)	$32 thousand of compensation expense included in Selling, General and Administrative expense was reclassified from the Power and Electromechanical segment to the Energy segment to conform with the 2016 presentation.
(4)	The Power and Electromechanical segment includes $341 thousand net book value of product certifications that were reclassified from property plant and equipment.

The following represents revenue by country:

(in thousands)	For the Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
USA	$10,568	51%	$7,882	47%
United Kingdom	4,605	22%	5,928	36%
All Others	5,488	27%	2,827	17%
Total	$20,661	100%	$16,637	100%

8. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2016, The FASB issued ASU No. 2016-02, Leases (Topic 842) (‘‘ASU 2016-02’’). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities (with the exception of short-term leases) on the balance sheet. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. We are currently evaluating the impact of the Company’s pending adoption of ASU 2016-02 on the Company’s consolidated financial statements and will adopt the standard in 2019.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional note disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 15, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application is permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2018.

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of March 31, 2016 and December 31, 2015, respectively, was as follows:

(in thousands)
March 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$466	$—	$—	$466
Total assets	$466	$—	$—	$466
Derivative instrument payable	$—	$688	$—	$688
Contingent consideration	—	—	150	150
Total liabilities	$—	$688	$150	$838

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,915	$—	$—	$1,915
Total assets	$1,915	$—	$—	$1,915
Derivative instrument payable	$—	$580	$—	$580
Contingent consideration	—	—	216	216
Total liabilities	$—	$580	$216	$796

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent consideration
Balance at December 31, 2015	$216
Payment	(59)
Quarterly fair value adjustment	(7)
Balance at March 31, 2016	$150

Level three instruments are made up of contingent consideration that was incurred as part of the CUI – Canada acquisition in March 2015. The contingent consideration liability represents the present value of the contingent payment based on the related projected revenues. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy, which are not observable in the market and reflects the Company’s own judgments about the assumptions market participants would use in pricing the liability. Changes in the fair value of the contingent consideration obligation excluding changes due to payments are reflected in the statement of operations in selling, general and administrative expenses during the period the valuation change occurs. Contingent consideration in the amount of $59 thousand was paid out during the three months ended March 31, 2016 and the remaining liability for contingent consideration was revalued as of March 31, 2016 based on an updated forecast of the related revenues.

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

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. During the three months ended March 31, 2016, the Company paid $59 thousand of contingent consideration. At March 31, 2016, $72 thousand of contingent consideration is included on the balance sheet in accrued expenses and the remaining $78 thousand is included in other long-term liabilities. For additional details on the contingent consideration, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

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
$4,501

CUI Global recognized revenues of $651 thousand and net loss of $300 thousand related to the operations of CUI Canada from March 1, 2015 to March 31, 2015.

The table below summarizes the unaudited condensed pro forma information of the results of operations of the Company, for the three months ended March 31, 2015 as though the acquisition had been completed as of January 1, 2014:

For the three months ended March 31, 2015
(in thousands)	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$16,853	$4,837	$—	$21,690
Total expenses	20,929	5,212	31	26,172
Net income (loss)	$(4,076)	$(375)		$(4,482)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for the presented period assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand for the three months ended March 31, 2015. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition. Excluded from the pro forma adjustment is the effect of the write up of inventory recorded as a result of acquisition accounting of $0.1 million.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period as of January 1, 2014, and are not indicative of future results.

11. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three months ended March 31, 2016 and March 31, 2015, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three months ended March 31, 2016 and 2015. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2016 and 2015.

(in thousands except per share amount)	For the three months ended March 31,
	2016	2015
Net loss	$(2,668)	$(4,076)
Basic and diluted weighted average number of shares outstanding	20,879	20,774
Basic and diluted loss per common share	$(0.13)	$(0.20)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the three months ended March 31,
	2016	2015
Interest cost incurred	$123	$124
Interest cost capitalized - property and equipment	—	(11)
Interest expense, net	$123	$113

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

A net expense of $145 thousand was recorded to the income tax provision for the three month period ended March 31, 2016 resulting in an effective tax rate of (5.7)% for the period. The income tax expense for the quarter relates primarily to taxes on the Company's profitable foreign operations and domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate was $119 thousand and 2.8%, respectively, for the same period in 2015. The income tax benefit in the three months ended March 31, 2015 related primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits were reduced by a full valuation allowance.

14. WORKING CAPITAL LINE OF CREDIT

During the period ended March 31, 2016, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	March 31, 2016 balance	Expiration Date	Interest rate
$4,000	$—	October 1, 2016	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
Variable rate at 1.75% above the the daily one-month LIBOR rate

The line of credit is secured by the following collateral via a security agreement with CUI Inc. at March 31, 2016:

(in thousands)

CUI Inc. General intangibles, net	$9,466
CUI Inc. Accounts receivable, net	$4,568
CUI Inc. Inventory, net	$6,223
CUI Inc. Equipment, net	$986

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	As of March 31,	As of December 31,
(in thousands)	2016	2015
Foreign currency translation adjustment	$(1,939)	$(1,440)
Accumulated other comprehensive income (loss)	$(1,939)	$(1,440)

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of March 31, 2016 and December 31, 2015:

	Asset Balances at
	March 31,	December 31,
(in thousands)	2016	2015
Classes of Property
Motor vehicles	$115	$118
Equipment	16	21
Less: Accumulated depreciation	(72)	(71)
	$59	$68

The following summarizes the current and long-term portion of capital leases as of March 31, 2016 and December 31, 2015:

	Liability Balances at
	March 31,	December 31,
(in thousands)	2016	2015
Current leases payable	$36	$41
Long-term leases payable	26	29
	$62	$70

17. NOTES PAYABLE

Notes payable is summarized as follows as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
(a) Mortgage note payable	$3,503	$3,524
(b) Acquisition Note Payable - related party	5,304	5,304
Ending Balance	$8,807	$8,828

(a)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the three months ended March 31, 2016, the Company made principal payments of $21 thousand against the mortgage promissory note payable. At March 31, 2016, the balance owed on the mortgage promissory note payable was $3.5 million, of which $86 thousand and $3.4 million were in current and long-term liabilities, respectively.

(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of March 31, 2016, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

During the first quarter of 2016, 33% of revenues were derived from two customers: Digikey Electronics in the Power and Electromechanical segment at 21% and National Grid in the Energy segment at 12%. Similarly, during the first quarter of 2015, 37% of revenues were derived from two customers: Digikey Electronics at 23% and National Grid at 14%.

The Company’s major product lines during the first three months of 2016 and 2015 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At March 31, 2016, of the gross trade accounts receivable of $11.5 million, 32% was due from three customers in the Energy Segment: National Grid at 12%, Scotia Gas Networks plc at 10% and Socrate spa at 10%. At December 31, 2015, of the gross trade accounts receivable totaling $14.8 million, 11% was due from one customer: National Grid.

During the three months ended March 31, 2016, CUI had one supplier concentration of 10% related to inventory product received.

The Company has a revenue concentration in the United Kingdom of 22% for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company had a revenue concentration in the United Kingdom of 36%.

The Company has trade accounts receivable concentrations in the United Kingdom and Italy of 30% and 10%, respectively, at March 31, 2016. The Company had trade accounts receivable concentration in the United Kingdom of 28% at December 31, 2015.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2016 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	17,850	$92	(1)

January 2016	Vested restricted common stock	Expensed	Three Employees	Approved bonuses	53,847	366	(2)

January 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	1,396	8

February 2016	Common stock	Expensed	Employee	Cashless Stock option exercise	195	—	(3)

Total first quarter 2016 issuances					73,288	$466	(4)

(1)	Includes $12 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $0 for the issuance in the cashless option exercise.
(4)	Does not include $79 thousand of stock-based bonuses for two Energy segment executives, which was accrued and expensed, but not issued as of March 31, 2016 and $12 thousand of stock-based expense, which is accrued, related to first quarter 2016 royalties to be issued to Jim McKenzie at a future date in accordance with the royalty agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2016 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2015 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2016, CUI Global had a consolidated loss from operations of $2.3 million compared to a consolidated loss from operations of $4.0 million in the three months ended March 31, 2015. During the three months ended March 31, 2016, CUI Global had a consolidated net loss of $2.7 million compared to a consolidated net loss of $4.1 million in the three months ended March 31, 2015. The consolidated net loss for the three months ended March 31, 2016, was primarily the result of selling, general and administrative expenses related to Orbital Gas Systems, North America, Inc. and manufacturing costs at CUI-Canada, Inc., as well as increased audit and accounting fees in the other segment and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. The overall improved results in the quarter compared to the first quarter of 2015 were primarily due to improved results in the Energy segment.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended March 31, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$13,052	100.0%	$7,609	100.0%	$—	—%	$20,661	100.0%
Cost of revenue	8,334	63.9%	4,292	56.4%	—	—%	12,626	61.1%
Gross Profit	4,718	36.1%	3,317	43.6%	—	—%	8,035	38.9%

Operating expenses:
Selling, general and administrative	4,390	33.6%	2,957	38.8%	1,891	—%	9,238	44.7%
Depreciation and amortization	236	1.8%	371	4.9%	1	—%	608	2.9%
Research and development	447	3.4%	59	0.8%	—	—%	506	2.5%
Bad debt	(18)	(0.1)%	25	0.3%	—	—%	7	—%
Other Operating Expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	5,055	38.7%	3,412	44.8%	1,892	—%	10,359	50.1%
Loss from operations	$(337)	(2.6)%	$(95)	(1.2)%	$(1,892)	—%	$(2,324)	(11.2)%

For the three months ended March 31, 2015:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$10,473	100.0%	$6,164	100.0%	$—	—%	$16,637	100.0%
Cost of revenue	6,544	62.5%	3,872	62.8%	—	—%	10,416	62.6%
Gross Profit	3,929	37.5%	2,292	37.2%	—	—%	6,221	37.4%

Operating expenses:
Selling, general and administrative	3,795	36.2%	3,629	58.9%	1,261	—%	8,685	52.2%
Depreciation and amortization	201	1.9%	784	12.7%	1	—%	986	5.9%
Research and development	410	4.0%	33	0.5%	—	—%	443	2.7%
Bad debt	20	0.2%	63	1.0%	—	—%	83	0.5%
Other operating expenses	2	—%	—	—%	—	—%	2	—%
Total operating expenses	4,428	42.3%	4,509	73.1%	1,262	—%	10,199	61.3%
Loss from operations	$(499)	(4.8)%	$(2,217)	(35.9)%	$(1,262)	—%	$(3,978)	(23.9)%

Revenue

(dollars in thousands)

Revenues by Segment	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$13,052	$10,473	$2,579	24.6%
Energy	7,609	6,164	1,445	23.4%
Other	—	—	—	—%
Total revenues	$20,661	$16,637	$4,024	24.2%

The revenues for the three months ended March 31, 2016 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the addition in March 2015 of CUI-Canada related product line, the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc, and overall improved sales of gas related metering, monitoring and control systems, including GasPT.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment and Energy segment held a backlog of customer orders of approximately $19.5 million and $16.8 million, respectively, as of March 31, 2016.

Cost of revenues

(dollars in thousands)

Cost of Revenues by Segment	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$8,334	$6,544	$1,790	27.4%
Energy	4,292	3,872	420	10.8%
Other	—	—	—	—%
Total cost of revenues	$12,626	$10,416	$2,210	21.2%

For the three months ended March 31, 2016, the cost of revenues as a percentage of revenue decreased slightly to 61% from 63% during the prior-year comparative period. This percentage will vary based upon the product mix sold during the period, the mix of natural gas systems sold during the period, contract labor necessary to complete gas related projects, and is also dependent upon the competitive markets in which the Company competes as well as foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month periods ended March 31, 2016 was 64% compared to 63% during the prior-year comparative period. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended March 31, 2016 was 56% compared to 63% in the three months ended March 31, 2015. The improved cost percentage in the Energy segment was due to an improved product mix during the first quarter of 2016.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, General, and Administrative Expense by Segment	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$4,390	$3,795	$595	15.7%
Energy	2,957	3,629	(672)	(18.5)%
Other	1,891	1,261	630	50.0%
Total Selling, General, and Administrative Expense	$9,238	$8,685	$553	6.4%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

During the three months ended March 31, 2016, SG&A increased $0.6 million compared to the prior-year comparative period. This increase is largely due to increased audit and accounting fees included in the Other segment incurred in the three months ended March 31, 2016 that accounted for approximately $0.4 million of the increase. In addition, the operations related to CUI-Canada, which was acquired in March 2015, accounted for approximately $0.2 million of the increase due to operating for the full three months ended March 31, 2016 compared to one month in the first quarter of 2015. Offsetting the increase was a $0.7 million decrease in SG&A associated with the activities of Orbital Gas Systems, North America, Inc., which opened in January 2015 and had increased start-up related costs in its first three months of operations. The remaining increases in SG&A during the three months ended March 31, 2016 are associated with the ongoing activities to reach new customers, promote new product lines including Novum, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A during the three month period ended March 31, 2016 decreased to 45% of revenue compared to 52% of revenue for the three month period ended March 31, 2015.

The Company expects the SG&A as a percentage of revenues will continue to improve during the remainder of 2016 due to expected revenue growth in the Energy segment.

Depreciation and Amortization

The depreciation and amortization of intangible expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

(dollars in thousands)

Depreciation and Amortization	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$335	$266	$69	25.9%
Energy	371	786	(415)	(52.8)%
Other	1	1	—	—%
Total depreciation and amortization	$707	$1,053	$(346)	(32.9)%

The total depreciation and amortization expense for the three months ended March 31, 2016 and 2015 included $99 thousand and $67 thousand, respectively, which was included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI-Canada.

Depreciation and amortization has decreased between the three month comparable periods as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015.

Research and Development

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, and other products.

(dollars in thousands)

Research and Development	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$447	$410	$37	9.0%
Energy	59	33	26	78.8%
Other	—	—	—	—%
Total research and development	$506	$443	$63	14.2%

Bad Debt Expense

The decrease in bad debt is due to an $18 thousand positive adjustment to the allowance for bad debt expense in the Power and Electromechanical segment and lower charges to the allowance for bad debt expense in the Energy segment in the three months ended March 31, 2016 as a result of improved collections.

(dollars in thousands)

Bad Debt Expense	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Power and Electromechanical	$(18)	$20	$(38)	(190.0)%
Energy	25	63	(38)	(60.3)%
Other	—	—	—	—%
Total Bad Debt Expense	$7	$83	$(76)	(91.6)%

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (expense)	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Foreign exchange gain (loss)	$18	$(82)	$100	(122.0)%
Earnings on equity method investment	—	14	(14)	(100.0)%
Interest income	9	25	(16)	(64.0)%
Unrealized loss on derivative	(108)	(59)	(49)	83.1%
Amortization of investment premiums and discounts	—	(14)	14	(100.0)%
Other, net	5	12	(7)	(58.3)%
Total Other income (expense)	$(76)	$(104)	$28	(26.9)%

Interest Expense

For both the three months ended March 31, 2016 and 2015, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

Interest expense in 2016 and 2015 is associated with interest on bank and secured promissory notes.

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

A net expense of $145 thousand was recorded to the income tax provision for the three month period ended March 31, 2016 resulting in an effective tax rate of (5.7)% for the period. The income tax expense for the quarter relates primarily to taxes on the Company’s profitable foreign operations and domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate were $119 thousand and 2.8%, respectively, for the same period in 2015. The income tax benefit in the three months ended March 31, 2015 related primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our other USA tax benefits were reduced by a full valuation allowance.

Liquidity and Capital Resources

General

As of March 31, 2016, the Company held Cash and cash equivalents of $6.4 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand.

Cash Used In Operations

Negative cash flow from operations of $0.4 million was a $1.1 million improvement from $1.5 million of negative cash flow in the comparable period in 2015. The three months ended March 31, 2015 were significantly affected by operating requirements from Orbital Gas Systems North America and CUI-Canada, which were both in their first quarter of operations under CUI Global.

The change in cash used in operations is primarily the result of the net loss for the three months ended March 31, 2016 before non-cash expenses partially offset by positive cash flows due to the collection of trade accounts receivable of $3.2 million. Significant factors that impacted the improvement in cash used in operations included the increased revenue and profitability of the Energy segment coupled with the timing of deliveries and related sales terms. In addition to the net loss in the quarter, the overall use of cash was due to changes in cost in excess of billings of $1.3 million, which were associated with timing of customer orders and ongoing projects primarily in our Energy segment in the U.K. This use of cash was affected by a $0.8 million positive cash flow from the change in billings in excess of cost, which were also attributable to the U.K. In addition, the overall use in operating cash included the use of $0.7 million cash on accounts payable and $0.8 million in net payments for accrued expenses.

During the first three months of 2016 and 2015, the Company used stock and options as a form of payment to certain vendors, consultants and employees. For the three months ended March 31, 2016 and 2015, the Company recorded a total of $0.3 million and $0.4 million, respectively, for share-based compensation related to equity given, or to be given, to employees and consultants for services provided and as payment for royalties earned.

As the Company focuses on technology development, product line additions, integrating CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during 2016, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand.

Capital Expenditures and Investments

During the first three months of 2016 and 2015, CUI Global invested $0.3 million and $1.0 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining three quarters of 2016 in support of its on-going business and continued development of product lines and technologies.

During the three months ended March 31, 2016 and 2015, CUI Global invested $0.1 million and $66 thousand, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the three months ended March 31, 2016 the Company did not invest in any new short-term investments classified as held to maturity and did not receive any cash from the maturities of these investments. During the three months ended March 31, 2015, the Company did not invest in short-term investments classified as held to maturity and received $5.7 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue.

Effective March 1, 2015, CUI Global closed on an Asset Purchase Agreement to acquire certain assets of Tectrol, Inc., a Toronto, Canada corporation (now CUI-Canada). For additional details of this acquisition, see Note 10, “Acquisition,” of the condensed consolidated financial statements in Part I—Item I, “Financial Statements.”

Financing Activities

For the three months ended March 31, 2016 and 2015, the Company made payments of $8 thousand and $10 thousand, respectively, toward capital lease obligations; $21 thousand and $20 thousand, respectively, toward the mortgage note payable; and $59 thousand and $0, respectively, toward the contingent liability related to the Tectrol Inc. acquisition.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the three months ended March 31, 2016 and 2015, $66 thousand of interest payments were made in each three-month period in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at March 31, 2016 of $3.5 million due, of which $86 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at March 31, 2016, the Company had a zero balance on its $4 million two-year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At March 31, 2016, the Company had cash and cash equivalents balances of $6.4 million. At March 31, 2016, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $0.5 million is covered up to $0.5 million under the SIPC insured program for investments. At March 31, 2016 the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, $1.9 million in European bank accounts and $0.2 million in Canadian bank accounts.

At March 31, 2016, the Company has capital lease obligations of $62 thousand, of which $36 thousand are current obligations.

The Company believes its operations and existing financing structure, including cash and cash equivalents and the unused line of credit, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company expects to renew its line of credit, prior to its expiration on October 1, 2016. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining three quarters of 2016 will be reduced compared with the same period of 2015.

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

While all of the Company’s significant accounting policies impact the Company’s financial condition and results of operations, we view the following policies as critical:

•	Asset impairments
•	Identifiable intangibles and goodwill
•	Percentage of completion
•	Revenue recognition
•	Stock based compensation
•	Valuation of noncash capital stock issuances
•	Income taxes

Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. The Company’s management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s results of operations, financial position or liquidity for the periods presented in this report. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 8 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three months ended March 31, 2016 and 2015:

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar (1)	Yen
Three Months Ended March 31, 2016
Revenues	67%	32%	—%	1%
Operating expenses	69%	24%	6%	1%
Three Months Ended March 31, 2015
Revenues	58%	37%	4%	1%
Operating expenses	68%	28%	3%	1%

(1)	On March 5, 2015, the Company closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. which was effective March 1, 2015.

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three months ended March 31, 2016, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation and because of the existence of material weaknesses noted below, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, the Company included in its assessment of internal controls, an assessment of the internal control over financial reporting of CUI-Canada, Inc., which is the subsidiary corporation that was set up to hold the assets and certain liabilities acquired on March 5, 2015 from Tectrol, Inc., a Toronto, Canada corporation. As permitted by the Securities and Exchange Commission, management’s evaluation of internal control over financial reporting as of December 31, 2015 had excluded an assessment of internal control over financial reporting of CUI-Canada, Inc.

During the quarter ended March 31, 2016, the Company successfully remediated the material weakness related to income taxes that was outstanding as of December 31, 2015 and made progress toward remediation of the material weakness related to revenue recognition.

Material Weaknesses:

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

Therefore, we determined that as of December 31, 2015, the combined control deficiencies as described above constituted a material weakness over our revenue recognized on a percentage of completion basis.

Income Taxes

During the year-end audit of our financial statements, it was determined that our provision for foreign income taxes was understated due to calculation errors. We concluded that this understatement was a result of a material weakness in our internal control over financial reporting due to lack of certain controls surrounding the calculation of our foreign income tax provision.

The principal factors that contributed to the material weakness related to our foreign tax provision process were 1) ineffective review and approval practices relating to taxes, and 2) inadequate controls over the preparation of the quarterly tax provision.

Remediation procedures:

During the three months ended March 31, 2016, management undertook the following remediation steps for the material weaknesses:

•	Management reviewed, expanded, and enhanced documentation of the current processes related to percentage of completion accounting and the foreign tax provision process.

•	Management designed, documented, and implemented additional control procedures related to the review of the foreign tax provision and the calculation of percentage of completion accounting for job orders, including controls over the use of spreadsheets. Management also hired third-party tax experts at our Canada and UK operations to assist in the tax provision process.

•	Management provided additional professional education to key personnel involved in revenue recognition.

•	Management tested and evaluated the design and operating effectiveness of the control procedures.

At March 31, 2016, management concluded that the material weakness related to income taxes was fully remediated, but the material weaknesses related to revenue recognition were not yet fully remediated as of March 31, 2016. The Company will continue to take steps to remediate its remaining material weaknesses.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respect our financial condition, results of operations and cash flows at and for the three months ended March 31, 2016.

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

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended March 31, 2016, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	17,850	$92	(1)

January 2016	Vested restricted common stock	Expensed	Three Employees	Approved bonuses	53,847	366	(2)

January 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	1,396	8

February 2016	Common stock	Expensed	Employee	Cashless Stock option exercise	195	—	(3)

Total first quarter 2016 issuances					73,288	$466	(4)

(1)	Includes $12 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $0 for the issuance in the cashless option exercise.
(4)	Does not include $79 thousand of stock-based bonuses for two Energy segment executives, which was accrued and expensed, but not issued as of March 31, 2016 and $12 thousand of stock-based expense, which is accrued, related to first quarter 2016 royalties to be issued to Jim McKenzie at a future date in accordance with the royalty agreement.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of May 2016.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

