Form 10-Q
period 2016-06-30
CUI Global, Inc.
filed 2016-08-08
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

YES ☐  NO  ☒

There were 20,903,245 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of August 5, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2016	2015
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,023	$7,267
Trade accounts receivable, net of allowance of $119 and $90, respectively	12,421	14,685
Inventories, net of allowance of $616 and $483, respectively	12,593	12,321
Costs in excess of billings	2,354	1,571
Prepaid expenses and other	1,855	2,313
Total current assets	35,246	38,157

Property and equipment, less accumulated depreciation of $3,514 and $3,126, respectively	11,317	11,950
Goodwill	20,744	21,527
Other intangible assets, less accumulated amortization of $9,283 and $8,999, respectively	17,517	18,746
Investment	—	385
Note Receivable, less current portion	349	—
Deposits and other assets	128	83

Total assets	$85,301	$90,848

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,582	$5,806
Mortgage note payable, current portion	87	85
Capital lease obligation, current portion	53	41
Accrued expenses	4,840	5,222
Billings in excess of costs	2,491	2,190
Unearned revenue	4,551	3,711
Total current liabilities	17,604	17,055

Long term mortgage note payable, less current portion	3,394	3,439
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	—	29
Derivative liability	726	580
Deferred tax liabilities, net	4,327	4,533
Other long-term liabilities	308	392
Total liabilities	31,663	31,332

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares authorized; 20,887,710 shares issued and outstanding at June 30, 2016 and 20,806,219 shares issued and outstanding at December 31, 2015	21	21
Additional paid-in capital	150,011	149,639
Accumulated deficit	(92,853)	(88,704)
Accumulated other comprehensive income (loss)	(3,541)	(1,440)
Total stockholders' equity	53,638	59,516
Total liabilities and stockholders' equity	$85,301	$90,848

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Total revenues	$23,140	$22,872	$43,802	$39,509

Cost of revenues	13,983	14,599	26,609	25,015

Gross profit	9,157	8,273	17,193	14,494

Operating expenses:
Selling, general and administrative	9,009	7,894	18,247	16,579
Depreciation and amortization	616	609	1,225	1,595
Research and development	527	531	1,032	974
Provision for bad debt	42	54	49	137
Other operating expenses	—	—	—	2

Total operating expenses	10,194	9,088	20,553	19,287

Loss from operations	(1,037)	(815)	(3,360)	(4,793)

Other income (expense)	(195)	293	(271)	189
Interest expense	(121)	(96)	(245)	(209)

Loss before taxes	(1,353)	(618)	(3,876)	(4,813)

Income tax expense (benefit)	128	(114)	273	(233)

Net loss	$(1,481)	$(504)	$(4,149)	$(4,580)

Basic and diluted weighted average common and common equivalent shares outstanding	20,889,052	20,786,081	20,883,800	20,780,074

Basic and diluted (loss) per common share	$(0.07)	$(0.02)	$(0.20)	$(0.22)

See accompanying notes to condensed consolidated financial statements

3

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net loss	$(1,481)	$(504)	$(4,149)	$(4,580)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,602)	1,464	(2,101)	296
Comprehensive income (loss)	$(3,083)	$960	$(6,250)	$(4,284)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands, except share amounts)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	20,806,219	$21	$149,639	$(88,704)	$(1,440)	$59,516
Options granted for services and compensation	—	—	195	—	—	195
Common stock issued for exercises of options	718	—	—	—	—	—
Common stock issued for compensation, services, and royalty payments	80,773	—	177	—	—	177
Net loss for the period ended June 30, 2016	—	—	—	(4,149)	—	(4,149)
Other comprehensive loss	—	—	—	—	(2,101)	(2,101)
Balance, June 30, 2016	20,887,710	$21	$150,011	$(92,853)	$(3,541)	$53,638

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,149)	$(4,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	468	384
Amortization of intangibles	969	1,370
Amortization of investment premiums and discounts	—	15
Stock and options issued and stock to be issued for compensation, royalties and services	841	707
Unrealized loss on derivative liability	146	(47)
Non-cash earnings on equity method investment	—	(24)
Provision for bad debt expense and returns allowances	44	111
Deferred income taxes	(43)	(212)
Impairment of intangible assets	—	2
Inventory reserve	136	7

(Increase) decrease in operating assets:
Trade accounts receivable	1,672	(4,691)
Inventory	(553)	(2,280)
Costs in excess of billings	(985)	(27)
Prepaid expenses and other current assets	583	(1,306)
Deposits and other assets	(39)	21
Increase (decrease) in operating liabilities:
Accounts payable	(293)	1,700
Accrued expenses	(612)	243
Unearned revenue	843	1,571
Billings in excess of costs	517	83
NET CASH USED IN OPERATING ACTIVITIES	(455)	(6,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, including amount refundable from escrow, and net of contingent consideration (Note 10)	—	(4,285)
Purchase of property and equipment	(329)	(2,400)
Investments in other intangible assets	(442)	(132)
Maturities of short term investments held to maturity	—	7,160
Receipts from deferred property grant	—	139
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(771)	482

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(11)	(19)
Payments on notes and loans payable	(43)	(40)
Payments on contingent consideration	(59)	—
NET CASH USED IN FINANCING ACTIVITIES	(113)	(59)

Effect of exchange rate changes on cash	95	(8)
Net decrease in cash and cash equivalents	(1,244)	(6,538)
Cash and cash equivalents at beginning of period	7,267	11,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,023	$5,166

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the six months ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$137	$15
Interest paid, net of capitalized interest	$247	$250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$31	$—
Contingent consideration recorded in acquisition	$—	$216
Common stock issued and to be issued for consulting services and compensation in common stock	$583	$291	*
Exchange of investment in TPI in return for note receivable (note 4)	$385	$—
Partial settlement of note receivable via offset against royalty payable (note 4)	$22	$—
Accrued property and equipment purchases	$19	$4
Accrued investment in other intangible assets	$87	$12

* Includes $63 thousand included in prepaid consulting services

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

CUI Global Inc. ("CUI Global" or the "Company") is a platform company composed of two segments: Power and Electromechanical segment and Energy segment, along with an "Other" category.

The Power and Electromechanical segment is made up of the following wholly owned subsidiaries of CUI Global: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada, and the administrative entity, CUI Properties. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

The Energy segment is made up of the Orbital Gas Systems Limited subsidiary (Orbital) and Orbital Gas Systems, North America, Inc. This business segment was formed in April 2013 when CUI Global acquired 100% of the capital stock of Orbital, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary in Houston, Texas, to represent the Energy segment in the North America market.

The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain amounts from the prior periods have been reclassified to the current period presentation included on the condensed consolidated statements of operations: for the three and six months ended June 30, 2015, $45 thousand and $78 thousand, respectively, of selling, general and administration expense was reclassified to research and development, and $37 thousand and $49 thousand, respectively, of depreciation and amortization was reclassified to cost of revenues. On the condensed consolidated statement of cash flows, for the six months ended June 30, 2015, a cash in-flow of $173 thousand was reclassified from accrued expenses to stock and options issued and to be issued for compensation, royalties and services for accrued stock compensation. Also, purchases of property and equipment were increased by $5 thousand and investments in other intangibles were decreased by $12 thousand with the offsetting $7 thousand use of cash reclassified to increase (decrease) in accounts payable in operating activities for the six months ended June 30, 2015.

The following reclassifications were related to the third quarter 2015 reclassification of product certifications from property and equipment to other intangible assets: on the condensed consolidated statements of cash flows for the six months ended June 30, 2015, $86 thousand of depreciation expense was reclassified to amortization of intangibles, and $65 thousand of purchases of property and equipment was reclassified to investments in other intangible assets.

Revisions

The following immaterial revisions made to prior financial statements were related to sales of raw material components to a vendor that in turn, sold finished goods inventory to the Company that included the raw material components that we had sold to the vendor. For the three and six months ended June 30, 2015, total revenues and cost of revenues were both decreased by $100 thousand and $316 thousand, respectively, which is the amount of sales of raw material components to the vendor. In addition, at December 31, 2015, $246 thousand was reclassified from prepaid expenses to raw materials inventory related to inventory sold to the vendor that had not yet been processed by the vendor. On the cash flow, for the six months ended June 30, 2015, $220 thousand was reclassified from a use of cash for an increase in prepaid expenses to a use of cash for an increase in inventory. These revisions had no effect on gross profit, operating and net loss or net cash flows used in operating activities.

2. INVENTORY

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At June 30, 2016 and December 31, 2015, accrued liabilities included $1.0 million and $1.7 million, respectively, of accrued inventory payable. At June 30, 2016 and December 31, 2015, inventory by category is valued net of reserves and consists of:

(in thousands)	June 30,	December 31,
	2016	2015 (1)
Finished goods	$8,861	$8,278
Raw materials	3,286	3,637
Work-in-process	1,062	889
Inventory reserves	(616)	(483)

Total inventories	$12,593	$12,321

(1)	At December 31, 2015, CUI-Canada inventory reserves of $(97) thousand were reclassified from raw materials to inventory reserves and $246 thousand of prepaid expenses at CUI Inc. were reclassified to raw materials inventory.

3. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The Company performed a qualitative and quantitative analysis of goodwill and a qualitative analysis of its indefinite-lived intangibles at May 31, 2016, and determined there was no impairment of goodwill or indefinite-lived intangibles. Under the quantitative analysis, the fair value of each reporting unit exceeded its carrying amount by at least 5%.

As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Periodically, as was done at May 31, 2016, the Company also prepares a quantitative analysis in addition to the qualitative one. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year).

The carrying value of goodwill and the activity for the six months ended June 30, 2016 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2015	$13,077	$8,450	$—	$21,527
Currency translation adjustments	23	(806)	—	(783)
Balance, June 30, 2016	$13,100	$7,644	$—	$20,744

The Company also tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived assets at May 31, 2016 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other Indefinite-lived intangibles were $7.3 million at June 30, 2016.

4. INVESTMENT AND NOTE RECEIVABLE

Prior to September 30, 2015, CUI Global had an 8.5% ownership investment in Test Products International, Inc. (“TPI”) that was recognized via the equity method of accounting. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2016.

Subsequent to September 30, 2015, CUI Global and its common related parties were unable to obtain a timely financial report, which was inconsistent with prior periods, evidencing a reduction in the influence of CUI Global over TPI. Based on this change in influence, and CUI Global’s level of technical control through its 8.5% equity interest, management determined that effective with the quarter ended December 31, 2015 that CUI Global no longer had significant influence over TPI. Accordingly, the Company's investment in TPI was accounted for under the cost method in the fourth quarter of 2015. During the three months ended March 31, 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $5 thousand of interest income from the note in the three months ended June 30, 2016 and $10 thousand for the six months ended June 30, 2016. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of June 30, 2016 and concluded that no allowance was necessary.

Presented below are the equity method earnings through six months ended June 30, 2015 for the period that CUI Global had significant influence over TPI:

(in thousands)
Revenues	$6,734
Operating income	$242
Net profit	$279
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net profit	$279
Company share of net profit	$24

5. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2016, the Company had $38 thousand and $0.1 million of unrealized losses related to the derivative liabilities.

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

6. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not grant any stock options in the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, the Company recorded stock-based expense of $0.6 million and $0.8 million, respectively, and for the three and six months ended June 30, 2015, the Company recorded stock-based expense of $0.3 million and $0.7 million, respectively. In addition, prepaid expenses at June 30, 2016 and December 31, 2015 included stock-based payments related to prepaid services of $0 and $31 thousand, respectively.

7. SEGMENT REPORTING

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Management has identified six operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into two reportable segments and an "Other" category. The two reportable segments are Power and Electromechanical, and Energy. The Power and Electromechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Energy segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc., which includes gas related metering, monitoring and control systems, including the GasPT, VE Probe and IRIS. The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

During the three months ended June 30, 2016 and June 30, 2015, the Company’s total revenues consisted of 65% from the Power and Electromechanical segment and 35% from the Energy segment. During the six months ended June 30, 2016 and June 30, 2015, the Company's total revenues consisted of 64% from the Power and Electromechanical segment and 36% from the Energy segment.

The following information represents segment activity for the three months ended June 30, 2016 and selected balance sheet items as of June 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$15,399	$7,741	$—	$23,140
Depreciation and amortization(1)	356	373	1	730
Interest expense	55	—	66	121
Profit (loss) from operations	563	(185)	(1,415)	(1,037)
Segment assets	50,588	33,905	808	85,301
Other intangibles assets, net	9,553	7,964	—	17,517
Goodwill	13,100	7,644	—	20,744
Expenditures for segment assets (2)	207	180	—	387

The following information represents segment activity for the six months ended June 30, 2016 and selected balance sheet items as of June 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$28,451	$15,351	$—	$43,802
Depreciation and amortization(1)	691	744	2	1,437
Interest expense	110	2	133	245
Profit (loss) from operations	225	(279)	(3,306)	(3,360)
Segment assets	50,588	33,905	808	85,301
Other intangibles assets, net	9,553	7,964	—	17,517
Goodwill	13,100	7,644	—	20,744
Expenditures for segment assets (2)	481	290	—	771

The following information represents segment activity for the three months ended June 30, 2015 and selected balance sheet items as of June 30, 2015:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers (3)	$16,548	$6,324	$—	$22,872
Depreciation and amortization (1)	333	367	1	701
Earnings on equity method investment	10	—	—	10
Interest expense	56	2	38	96
Loss from operations (4)	1,194	(1,044)	(965)	(815)
Segment assets	51,418	35,802	6,102	93,322
Other intangibles assets, net (5)	9,751	10,359	6	20,116
Goodwill	13,082	8,972	—	22,054
Expenditures for segment assets (2)	124	1,386	—	1,510

The following information represents segment activity for the six months ended June 30, 2015 and selected balance sheet items as of June 30, 2015:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers (3)	$27,021	$12,488	$—	$39,509
Depreciation and amortization (1)	599	1,153	2	1,754
Earnings on equity method investment	24	—	—	24
Interest expense	111	3	95	209
Loss from operations (4)	694	(3,260)	(2,227)	(4,793)
Segment assets	51,418	35,802	6,102	93,322
Other intangibles assets, net (5)	9,751	10,359	6	20,116
Goodwill	13,082	8,972	—	22,054
Expenditures for segment assets (2)	428	2,104	—	2,532

(1)	Depreciation and amortization totals for the three and six months ended June 30, 2016, include $114 thousand and $212 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations. Depreciation and amortization for the three and six months ended June 30, 2015, include $92 thousand and $159 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.
(2)	Includes purchases of property plant and equipment and the investment in other intangible assets. Excludes amounts for the Tectrol, Inc. acquisition in 2015.
(3)	See note 1, Nature of operations - Revisions, for explanation of change to 2015 revenue amounts.
(4)	For the three and six months ended June 30, 2015, $31 thousand and $62 thousand, respectively, of compensation expense included in Selling, General and Administrative expense was reclassified from the Power and Electromechanical segment to the Energy segment to conform with the 2016 presentation.

(5)	The Power and Electromechanical segment includes $328 thousand net book value of product certifications that were reclassified from property plant and equipment as of June 30, 2015.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2016		2015
	Amount	%	Amount	%
USA	$11,286	49%	$12,874	56%
United Kingdom	4,843	21%	4,815	21%
All Others	7,011	30%	5,183	23%
Total	$23,140	100%	$22,872	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2016		2015
	Amount	%	Amount	%
USA	$21,854	50%	$20,756	53%
United Kingdom	9,448	22%	10,743	27%
All Others	12,500	28%	8,010	20%
Total	$43,802	100%	$39,509	100%

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of June 30, 2016 and December 31, 2015, respectively, was as follows:

(in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$466	$—	$—	$466
Total assets	$466	$—	$—	$466
Derivative instrument payable	$—	$726	$—	$726
Contingent consideration	—	—	150	150
Total liabilities	$—	$726	$150	$876

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,915	$—	$—	$1,915
Total assets	$1,915	$—	$—	$1,915
Derivative instrument payable	$—	$580	$—	$580
Contingent consideration	—	—	216	216
Total liabilities	$—	$580	$216	$796

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
Contingent consideration
Balance at December 31, 2015	$216
Payments	(59)
Quarterly fair value adjustments	(7)
Balance at June 30, 2016	$150

Level three instruments are made up of contingent consideration that was incurred as part of the Tectrol, Inc. acquisition in March 2015. The contingent consideration liability represents the present value of the contingent payment based on the related projected revenues. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy, which are not observable in the market and reflects the Company’s own judgments about the assumptions market participants would use in pricing the liability. Changes in the fair value of the contingent consideration obligation excluding changes due to payments are reflected in the statement of operations in selling, general and administrative expenses during the period the valuation change occurs. Contingent consideration in the amount of $59 thousand was paid out during the three months ended March 31, 2016 and the remaining liability for contingent consideration was revalued as of June 30, 2016 based on an updated forecast of the related revenues.

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

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. During the three months ended March 31, 2016, the Company paid $59 thousand of contingent consideration. At June 30, 2016, $72 thousand of contingent consideration is included on the balance sheet in accrued expenses and the remaining $78 thousand is included in other long-term liabilities. For additional details on the contingent consideration, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

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
$4,501

The table below summarizes the unaudited condensed pro forma information of the results of operations of the Company, for the six months ended June 30, 2015 as though the acquisition had been completed as of January 1, 2014:

For the six months ended June 30, 2015
(in thousands)	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$39,509	$4,837	$—	$44,346
Total expenses	44,089	5,212	31	49,332
Net (loss)	$(4,580)	$(375)		$(4,986)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for the presented period assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand for the six months ended June 30, 2015. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition. Excluded from the pro forma adjustment is the effect of the write up of inventory recorded as a result of acquisition accounting of $0.1 million.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period as of January 1, 2014, and are not indicative of future results.

11. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and six months ended June 30, 2016 and June 30, 2015, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and six months ended June 30, 2016 and 2015. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2016 and 2015.

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,481)	$(504)	$(4,149)	$(4,580)
Basic and diluted weighted average number of shares outstanding	20,889,052	20,786,081	20,883,800	20,780,074
Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.20)	$(0.22)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost incurred	$122	$124	$246	$249
Interest cost capitalized - property and equipment	(1)	(28)	(1)	(40)
Interest expense, net	$121	$96	$245	$209

13. INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net expense of $128 thousand and $273 thousand was recorded to the income tax provision for the three and six month period ended June 30, 2016, respectively, resulting in an effective tax rate of (9.5)% and (7.0)%, respectively, for the periods. The income tax expense for the quarter and year-to-date relates primarily to taxes on the Company's profitable foreign operations and domestic state minimum taxes. The Company’s total income tax (benefit) and effective tax rate was $(114) thousand and $(233) thousand and 18.4% and 4.8%, respectively, for the same periods in 2015. The income tax benefit in the three and six months ended June 30, 2015 related primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our USA deferred tax assets were reduced by a full valuation allowance.

14. WORKING CAPITAL LINE OF CREDIT

During the period ended June 30, 2016, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	June 30, 2016 Balance	Expiration Date	Interest rate
$4,000	$—	October 1, 2016	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
Variable rate at 1.75% above the daily one-month LIBOR rate

The line of credit is secured by the following collateral via a security agreement with CUI Inc. at June 30, 2016:

(in thousands)

CUI Inc. General intangibles, net	$9,495
CUI Inc. Accounts receivable, net	$6,052
CUI Inc. Inventory, net	$6,514
CUI Inc. Equipment, net	$929

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of June 30,	As of December 31,
	2016	2015
Foreign currency translation adjustment	$(3,541)	$(1,440)
Accumulated other comprehensive income (loss)	$(3,541)	$(1,440)

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of June 30, 2016 and December 31, 2015:

	Asset Balances at
	June 30,	December 31,
(in thousands)	2016	2015
Classes of Property
Motor vehicles	$107	$118
Equipment	15	21
Less: Accumulated depreciation	(72)	(71)
	$50	$68

The following summarizes the current and long-term portion of capital leases as of June 30, 2016 and December 31, 2015:

(in thousands)	Liability Balances at
	June 30,	December 31,
	2016	2015
Current leases payable	$53	$41
Long-term leases payable	—	29
	$53	$70

17. NOTES PAYABLE

Notes payable is summarized as follows as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Mortgage note payable (1)	$3,481	$3,524
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,785	$8,828

(1)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the six months ended June 30, 2016, the Company made principal payments of $43 thousand against the mortgage promissory note payable. At June 30, 2016, the balance owed on the mortgage promissory note payable was $3.5 million, of which $87 thousand and $3.4 million were in current and long-term liabilities, respectively.

(2)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of June 30, 2016, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

During the second quarter of 2016, 28% of revenues were derived from two customers: Digi-Key Electronics at 18% in the Power and Electromechanical segment and National Grid at 10% in the Energy segment. Similarly, during the second quarter of 2015, 29% of revenues were derived from two customers: Digi-Key Electronics at 18% and National Grid at 11%. For the six months ended June 30, 2016, 30% of revenues were derived from two customers: Digi-Key Electronics at 19% and National Grid at 11%. For the six months ended June 30, 2015, 33% of revenues were derived from two customers: Digi-Key Electronics at 20%, and National Grid at 13%.

The Company’s major product lines during the first six months of 2016 and 2015 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At June 30, 2016, of the gross trade accounts receivable of $12.5 million, 16% was due from one customer in the Energy Segment: Socrate spa. At December 31, 2015, of the gross trade accounts receivable totaling $14.8 million, 11% was due from one customer: National Grid.

During the three and six months ended June 30, 2016, CUI had one supplier concentration of 9% and 8%, respectively, related to inventory product received. During the three and six months ended June 30, 2015, CUI had one supplier concentration of 9% related to inventory product received.

The Company had a revenue concentration in the United Kingdom for the three and six months ended June 30, 2016 of 21% and 22%, respectively. For the three and six months ended June 30, 2015, the Company had a revenue concentration in the United Kingdom of 21% and 27%, respectively.

The Company had trade accounts receivable concentrations in the United Kingdom and Italy of 27% and 18%, respectively, at June 30, 2016. The Company had trade accounts receivable concentration in the United Kingdom of 28% at December 31, 2015.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2016 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January and April 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	25,530	$155	(1)

January 2016	Vested restricted common stock	Expensed	Three employees	Approved bonuses	53,847	366	(2)

January and March 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	1,396	8

February and April 2016	Common stock	Expensed	Three employees	Cashless stock option exercise	718	—	(3)

Total 2016 issuances					81,491	$529	(4) (5)

(1)	Includes $12 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $— for the issuance in the cashless option exercise.

(4)	Does not include $11 thousand of accrued first quarter stock-based royalty expense to be issued to Jim McKenzie in accordance with his royalty agreement, and $15 thousand related to a stock-based bonus accrued for an employee at June 30, 2016.
(5)	Does not include stock expense of $437 thousand included in accrued liabilities at June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2016 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2015 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the three months ended June 30, 2016, CUI Global had a consolidated loss from operations of $1.0 million compared to a consolidated loss from operations of $0.8 million in the three months ended June 30, 2015. During the three months ended June 30, 2016, CUI Global had a consolidated net loss of $1.5 million compared to a consolidated net loss of $0.5 million in the three months ended June 30, 2015. The consolidated net loss for the three months ended June 30, 2016, was primarily the result of selling, general and administrative expenses related to Orbital Gas Systems, North America, Inc. and manufacturing costs at CUI-Canada, Inc., coupled with severance costs in the Energy segment as well as increased audit and accounting fees in the other category and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. The overall lower results in the three months ended June 30, 2016 compared to same period in 2015 were partially offset by continued positive momentum in the Energy segment.

During the six months ended June 30, 2016, CUI Global had a consolidated loss from operations of $3.4 million compared to a consolidated loss from operations of $4.8 million in the six months ended June 30, 2015. During the six months ended June 30, 2016, CUI Global had a consolidated net loss of $4.1 million compared to a consolidated net loss of $4.6 million in the six months ended June 30, 2015. The consolidated net loss for the six months ended June 30, 2016, was primarily the result of selling, general and administrative expenses related to Orbital Gas Systems, North America, Inc. and manufacturing costs at CUI-Canada, Inc., as well as severance costs in both the Power and Electromechanical and Energy segments, increased audit and accounting fees in the other category and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. The overall improved results in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were primarily due to improved results in the Energy segment and the downward pressure on income in the first six months of 2015 from start-up costs associated with Orbital Gas Systems, North America and CUI-Canada.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended June 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$15,399	100.0%	$7,741	100.0%	$—	—%	$23,140	100.0%
Cost of revenue	9,935	64.5%	4,048	52.3%	—	—%	13,983	60.4%
Gross Profit	5,464	35.5%	3,693	47.7%	—	—%	9,157	39.6%

Operating expenses:
Selling, general and administrative	4,134	26.8%	3,461	44.7%	1,414	—%	9,009	38.9%
Depreciation and amortization	243	1.6%	372	4.8%	1	—%	616	2.7%
Research and development	475	3.1%	52	0.7%	—	—%	527	2.3%
Bad debt	49	0.3%	(7)	(0.1)%	—	—%	42	0.2%
Other operating Expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,901	31.8%	3,878	50.1%	1,415	—%	10,194	44.1%
Income (loss) from operations	$563	3.7%	$(185)	(2.4)%	$(1,415)	—%	$(1,037)	(4.5)%

For the three months ended June 30, 2015:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$16,548	100.0%	$6,324	100.0%	$—	—%	$22,872	100.0%
Cost of revenue	10,408	62.9%	4,191	66.3%	—	—%	14,599	63.8%
Gross Profit	6,140	37.1%	2,133	33.7%	—	—%	8,273	36.2%

Operating expenses:
Selling, general and administrative	4,134	25.0%	2,796	44.2%	964	—%	7,894	34.5%
Depreciation and amortization	241	1.5%	367	5.8%	1	—%	609	2.7%
Research and development	486	2.9%	45	0.7%	—	—%	531	2.3%
Bad debt	85	0.5%	(31)	(0.5)%	—	—%	54	0.2%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,946	29.9%	3,177	50.2%	965	—%	9,088	39.7%
Income (loss) from operations	$1,194	7.2%	$(1,044)	(16.5)%	$(965)	—%	$(815)	(3.5)%

For the six months ended June 30, 2016

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$28,451	100.0%	$15,351	100.0%	$—	—%	$43,802	100.0%
Cost of revenue	18,269	64.2%	8,340	54.3%	—	—%	26,609	60.7%
Gross Profit	10,182	35.8%	7,011	45.7%	—	—%	17,193	39.3%

Operating expenses:
Selling, general and administrative	8,525	30.0%	6,418	41.8%	3,304	—%	18,247	41.7%
Depreciation and amortization	479	1.7%	744	4.9%	2	—%	1,225	2.8%
Research and development	922	3.2%	110	0.7%	—	—%	1,032	2.4%
Bad debt	31	0.1%	18	0.1%	—	—%	49	0.1%
Other operating Expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	9,957	35.0%	7,290	47.5%	3,306	—%	20,553	47.0%
Income (loss) from operations	$225	0.8%	$(279)	(1.8)%	$(3,306)	—%	$(3,360)	(7.7)%

For the six months ended June 30, 2015

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$27,021	100.0%	$12,488	100.0%	$—	—%	$39,509	100.0%
Cost of revenue	16,952	62.7%	8,063	64.6%	—	—%	25,015	63.3%
Gross Profit	10,069	37.3%	4,425	35.4%	—	—%	14,494	36.7%

Operating expenses:
Selling, general and administrative	7,929	29.4%	6,425	51.4%	2,225	—%	16,579	42.0%
Depreciation and amortization	443	1.6%	1,150	9.2%	2	—%	1,595	4.0%
Research and development	896	3.3%	78	0.6%	—	—%	974	2.5%
Bad debt	105	0.4%	32	0.3%	—	—%	137	0.3%
Other operating Expenses	2	—%	—	—%	—	—%	2	—%
Total operating expenses	9,375	34.7%	7,685	61.5%	2,227	—%	19,287	48.8%
Income (loss) from operations	$694	2.6%	$(3,260)	(26.1)%	$(2,227)	—%	$(4,793)	(12.1)%

Revenue

(dollars in thousands)

Revenues by Segment	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$15,399	$16,548	$(1,149)	(6.9)%
Energy	7,741	6,324	1,417	22.4%
Other	—	—	—	—%
Total revenues	$23,140	$22,872	$268	1.2%

(dollars in thousands)

Revenues by Segment	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$28,451	$27,021	$1,430	5.3%
Energy	15,351	12,488	2,863	22.9%
Other	—	—	—	—%
Total revenues	$43,802	$39,509	$4,293	10.9%

The revenues for the three and six months ended June 30, 2016 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the addition in March 2015 of CUI-Canada related product line, the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc, and overall improved sales of gas related metering, monitoring and control systems, including GasPT. Revenue in the Power and Electromechanical segment was down $1.1 million in the three months ended June 30, 2016 due to the timing of customer delivery schedules and sell through activity at distributors.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment and Energy segment held a backlog of customer orders of approximately $18.3 million and $15.7 million, respectively, as of June 30, 2016.

Cost of revenues

(dollars in thousands)

Cost of Revenues by Segment	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$9,935	$10,408	$(473)	(4.5)%
Energy	4,048	4,191	(143)	(3.4)%
Other	—	—	—	—%
Total cost of revenues	$13,983	$14,599	$(616)	(4.2)%

(dollars in thousands)

Cost of Revenues by Segment	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$18,269	$16,952	$1,317	7.8%
Energy	8,340	8,063	277	3.4%
Other	—	—	—	—%
Total cost of revenues	$26,609	$25,015	$1,594	6.4%

For the three months ended June 30, 2016, the cost of revenues as a percentage of revenue decreased to 60% from 64% during the prior-year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended June 30, 2016 was 65% compared to 63% during the prior-year comparative period. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended June 30, 2016 was 52% compared to 66% in the three months ended June 30, 2015. The improved cost percentage in the Energy segment was due to an improved product mix during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

For the six months ended June 30, 2016, the cost of revenues as a percentage of revenue decreased to 61% from 63% during the prior-year comparative period. This improvement was due to an improved product mix including an increased volume of higher margin GasPT sales in the Energy segment. As a result of the improved product mix in the Energy segment, for the six months ended June 30, 2016, the cost of revenues as a percentage of revenue dropped 10 percentage points from 65% to 54%. This improvement helped to offset lower margins incurred in the Power and Electromechanical segment as the segment's cost of revenues as a percentage of revenue increased slightly to 64% from 63%.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, General, and Administrative Expense by Segment	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$4,134	$4,134	$—	—%
Energy	3,461	2,796	665	23.8%
Other	1,414	964	450	46.7%
Total SG&A	$9,009	$7,894	$1,115	14.1%

(dollars in thousands)

Selling, General, and Administrative Expense by Segment	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$8,525	$7,929	$596	7.5%
Energy	6,418	6,425	(7)	(0.1)%
Other	3,304	2,225	1,079	48.5%
Total SG&A	$18,247	$16,579	$1,668	10.1%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

During the three and six months ended June 30, 2016, SG&A increased $1.1 million and $1.7 million, respectively, compared to the prior-year comparative periods. This increase is largely due to $0.5 million and $0.8 million in severance costs incurred in the Power and Electromechanical segment for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment during the three and six months ended June 30, 2016, respectively, coupled with increased audit and accounting fees of $0.3 million and $0.6 million included in the Other category incurred in the three and six months ended June 30, 2016, respectively. Partially offsetting the increased SG&A for the six-month period was a $0.7 million decrease in non-severance-related SG&A associated with the activities of Orbital Gas Systems, North America, Inc., which opened in January 2015 and had increased start-up related costs in its first three months of operations. The remaining increases in SG&A during the three and six months ended June 30, 2016 are associated with the ongoing activities to reach new customers, promote new product lines including Novum, GasPT, IRIS and VE-Probe, and new product introductions. SG&A increased to 39% of total revenue compared to 35% of total revenue during the three-month period ended June 30, 2015 and for the six-month period ended June 30, 2016, the percent of SG&A remained unchanged at 42% of total revenue compared to the six-month period ended June 30, 2015 due to the offsetting factors described above.

Depreciation and Amortization

The depreciation and amortization of intangible expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

(dollars in thousands)

Depreciation and Amortization	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$357	$333	$24	7.2%
Energy	372	367	5	1.4%
Other	1	1	—	—%
Total depreciation and amortization	$730	$701	$29	4.1%

(dollars in thousands)

Depreciation and Amortization	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$691	$599	$92	15.4%
Energy	744	1,153	(409)	(35.5)%
Other	2	2	—	—%
Total depreciation and amortization	$1,437	$1,754	$(317)	(18.1)%

The total depreciation and amortization expense for the three months ended June 30, 2016 and 2015 included $114 thousand and $92 thousand, respectively, which was included in cost of revenues. The total depreciation and amortization expense for the six months ended June 30, 2016 and 2015 included $212 thousand and $159 thousand, respectively, which was included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI-Canada.

Depreciation expense in the three months ended June 30, 2016 was up slightly compared to the three months ended June 30, 2015 as a result of new additions to property and equipment during the second half of 2015 and first six months of 2016.

Depreciation and amortization decreased for the six-month period ended June 30, 2016 compared to the comparable period in 2015 as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015. The increase in depreciation at the Power and Electromechanical segment was due to the purchase of CUI-Canada in March 2015, which meant that 2016 had two more months of CUI-Canada depreciation than in the first six months of 2015.

Research and Development

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, and other products.

(dollars in thousands)

Research and Development	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$475	$486	$(11)	(2.3)%
Energy	52	45	7	15.6%
Other	—	—	—	—%
Total research and development	$527	$531	$(4)	(0.8)%

(dollars in thousands)

Research and Development	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$922	$896	$26	2.9%
Energy	110	78	32	41.0%
Other	—	—	—	—%
Total research and development	$1,032	$974	$58	6.0%

Bad Debt Expense

The decrease in bad debt is due to $36 thousand less bad debt expense in the Power and Electromechanical segment in the three months ended June 30, 2016 compared to June 30, 2015, partially offset by lower net credits in the Energy segment in the second quarter of 2016 compared to the second quarter of 2015. In the six months ended June 30, 2016 the Company had an $88 thousand improvement year over year driven primarily by lower bad debt expense in the Power and Electromechanical segment.

(dollars in thousands)

Bad Debt Expense	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$49	$85	$(36)	(42.4)%
Energy	(7)	(31)	24	(77.4)%
Other	—	—	—	—%
Total bad debt expense	$42	$54	$(12)	(22.2)%

(dollars in thousands)

Bad Debt Expense	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$31	$105	$(74)	(70.5)%
Energy	18	32	(14)	(43.8)%
Other	—	—	—	—%
Total bad debt expense	$49	$137	$(88)	(64.2)%

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (expense)	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Foreign exchange gain (loss)	$(173)	$163	$(336)	(206.1)%
Earnings on equity method investment	—	10	(10)	(100.0)%
Interest income	8	7	1	14.3%
Unrealized gain (loss) on derivative	(38)	106	(144)	(135.8)%
Other, net	8	7	1	14.3%
Total Other income (expense)	$(195)	$293	$(488)	(166.6)%

(dollars in thousands)

Other Income (expense)	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Foreign exchange gain (loss)	$(155)	$82	$(237)	(289.0)%
Earnings on equity method investment	—	24	(24)	(100.0)%
Interest income	17	32	(15)	(46.9)%
Unrealized gain (loss) on derivative	(146)	47	(193)	(410.6)%
Amortization of investment premiums and discounts	—	(15)	15	(100.0)%
Other, net	13	19	(6)	(31.6)%
Total Other income (expense)	$(271)	$189	$(460)	(243.4)%

Interest Expense

For both the three months ended June 30, 2016 and 2015, the Company incurred interest expense, net of amounts capitalized, of $0.1 million. For both the six months ended June 30, 2016 and 2015, the Company incurred interest expense, net of amounts capitalized, of $0.2 million.

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

For additional analysis, see Note 13, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of June 30, 2016, the Company held Cash and cash equivalents of $6.0 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand and debt for CUI Properties.

Cash Used In Operations

Negative cash flow from operations of $0.5 million was a $6.5 million improvement from $7.0 million of negative cash flow in the comparable period in 2015. The six months ended June 30, 2015 were significantly affected by operating requirements from Orbital Gas Systems North America and CUI-Canada, which were both in their first year of operations under CUI Global.

The change in cash used in operating activities is primarily the result of a lower net loss for the six months ended June 30, 2016 before non-cash expenses and positive cash flows due to cash generation from the collection of trade accounts receivable of $1.7 million. Significant factors that impacted the improvement in cash used in operations included the increased revenue and profitability of the Energy segment coupled with the timing of deliveries and related sales terms. In addition to the net loss for the first six months, the overall use of cash was due to changes in cost in excess of billings of $1.0 million, which were associated with timing of customer orders and ongoing projects primarily in our Energy segment in the U.K. This use of cash was partially offset by a $0.5 million positive cash flow from the change in billings in excess of cost, which were primarily attributable to the Orbital North American operations and a $0.6 million change in prepaid expenses and other current assets. In addition, the overall cash used in operating activities included the use of $0.6 million in net payments for accrued expenses, $0.6 million from the change in inventories and $0.3 million cash paid on accounts payable.

During the first six months of 2016 and 2015, the Company used stock as a form of payment to certain vendors, consultants and employees. For the six months ended June 30, 2016 and 2015, the Company recorded a total of $0.8 million and $0.7 million, respectively, for share-based compensation related to equity given, or to be given and for options vesting, to employees and consultants for services provided and as payment for royalties earned.

As the Company focuses on technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during 2016, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand.

Capital Expenditures and Investments

During the first six months of 2016 and 2015, CUI Global invested $0.3 million and $2.4 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining two quarters of 2016 in support of its on-going business and continued development of product lines and technologies.

During the six months ended June 30, 2016 and 2015, CUI Global invested $0.4 million and $0.1 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the six months ended June 30, 2016 the Company did not invest in any new short-term investments classified as held to maturity and did not receive any cash from the maturities of these investments. During the six months ended June 30, 2015, the Company did not invest in short-term investments classified as held to maturity and received $7.2 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue.

Effective March 1, 2015, CUI Global closed on an Asset Purchase Agreement to acquire certain assets of Tectrol, Inc., a Toronto, Canada corporation (now CUI-Canada). For additional details of this acquisition, see Note 10, “Acquisition,” of the condensed consolidated financial statements in Part I—Item I, “Financial Statements.”

Financing Activities

For the six months ended June 30, 2016 and 2015, the Company made payments of $11 thousand and $19 thousand, respectively, toward capital lease obligations; $43 thousand and $40 thousand, respectively, toward the mortgage note payable; and $59 thousand and $0, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the six months ended June 30, 2016 and 2015, $0.1 million of interest payments were made in each six-month period in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at June 30, 2016 of $3.5 million due, of which $87 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at June 30, 2016, the Company had a zero balance on its $4 million two-year revolving Line of Credit (LOC) with Wells Fargo Bank. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At June 30, 2016, the Company had cash and cash equivalents balances of $6.0 million. At June 30, 2016, the Company had $0.8 million of cash and cash equivalents balances at domestic financial institutions which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $0.5 million is covered up to $0.5 million under the SIPC insured program for investments. At June 30, 2016 the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, $1.2 million in European bank accounts and $95 thousand in Canadian bank accounts.

At June 30, 2016, the Company has capital lease obligations of $53 thousand, of which $53 thousand are current obligations.

As described in Item 1A - Risk factors, the United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results but the extent of the effect, if any, is not yet determinable. See Item 1A - Risk factors, for more information on the potential risks that are associated with the United Kingdom's pending withdrawal from the European Union.

The Company believes its operations and existing financing structure, including cash and cash equivalents and the unused line of credit, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company expects to renew its line of credit, prior to its expiration on October 1, 2016. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining two quarters of 2016 will be reduced compared with the same period of 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

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

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and six months ended June 30, 2016 and 2015:

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar (1)	Yen
For the Three Months Ended June 30, 2016
Revenues	69%	30%	—%	1%
Operating expenses	68%	25%	6%	1%
For the Three Months Ended June 30, 2015
Revenues	75%	24%	—%	1%
Operating expenses	64%	26%	9%	1%

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar (1)	Yen
For the Six Months Ended June 30, 2016
Revenues	68%	31%	—%	1%
Operating expenses	69%	24%	6%	1%
For the Six Months Ended June 30, 2015
Revenues	68%	29%	2%	1%
Operating expenses	67%	27%	5%	1%

(1)	On March 5, 2015, the Company closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. which was effective March 1, 2015.

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three and six months ended June 30, 2016, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation and because of the existence of material weaknesses noted below, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, the Company included in its assessment of internal controls, an assessment of the internal control over financial reporting of CUI-Canada, Inc., which is the subsidiary corporation that was set up to hold the assets and certain liabilities acquired effective March 1, 2015 from Tectrol, Inc., a Toronto, Canada corporation. As permitted by the Securities and Exchange Commission, management’s evaluation of internal control over financial reporting as of December 31, 2015 had excluded an assessment of internal control over financial reporting of CUI-Canada, Inc.

During the quarter ended March 31, 2016, the Company successfully remediated the material weakness related to income taxes that was outstanding as of December 31, 2015 and as of June 30, 2016, has made progress toward remediating the material weakness related to revenue recognition.

Material Weaknesses:

Revenue Recognition

1.         The Company had previously implemented a control at our subsidiary, Orbital Gas Systems Limited, in the fourth quarter of 2014 that was designed to ensure all contracts outside of standard terms and conditions were being reviewed by qualified personnel for proper revenue recognition treatment under US GAAP, however, contracts prior to the implementation were not covered by this control. Accordingly, we concluded that this represented a material weakness in our internal control over financial reporting as of December 31, 2014. During the year ended December 31, 2015, Management implemented controls to remediate this material weakness; however, the design and operating effectiveness of the controls were determined to be deficient.

2.         The Company’s extensive use of spreadsheets to track job orders that were accounted for under percentage-of-completion became cumbersome and more error prone due to the growth in the number of jobs in the Energy Segment. During the audit of the Company’s financial statements and internal control over financial reporting, a number of errors were identified in the calculation of revenue under the percentage-of-completion method. These errors were the result of insufficient detailed management review and lack of process controls and training for the individuals entering the contract details into the spreadsheets as to the proper accounting for the percentage-of-completion revenue-recognition method.

Therefore, we determined that as of December 31, 2015, the combined control deficiencies as described above constituted a material weakness over our revenue recognized on a percentage-of-completion basis.

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

Remediation procedures:

During the six months ended June 30, 2016, management undertook the following remediation steps for the material weaknesses:

•	Management reviewed, expanded, and enhanced documentation of the current processes related to percentage-of-completion accounting and the foreign tax provision process.

•	Management designed, documented, and implemented additional control procedures related to the review of the foreign tax provision and the calculation of percentage-of-completion accounting for job orders, including controls over the use of spreadsheets. Management also hired third-party tax experts at our Canada and U.K. operations to assist in the tax provision process.

•	Management provided additional professional education to key personnel involved in revenue recognition and has assigned a permanent full-time employee to review contracts as part of its percentage-of-completion revenue-recognition process.

•	Management tested and evaluated the design and operating effectiveness of the control procedures.

At March 31, 2016, management concluded that the material weakness related to income taxes was fully remediated. As of June 30, 2016, the material weaknesses related to revenue recognition were not yet fully remediated. The Company will continue to take steps to remediate its remaining material weaknesses.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respect our financial condition, results of operations and cash flows at and for the three and six months ended June 30, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other factors discussed in Part I, Item 1A. Risk Factors in the Company's Form 10-K filed with the Commission on March 14, 2016.

The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union, with voters approving to withdraw from the EU (commonly referred to as Brexit). Following the results of this referendum, the U.K. government is expected to begin discussions with the EU on the terms and conditions of the proposed withdrawal from the EU. Current uncertainty over whether the U.K. will ultimately leave the EU, as well as the final outcome of the negotiations between the U.K. and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the EU, which may take years to complete. Our Orbital operations in the U.K., could be impacted by the global economic uncertainty caused by Brexit.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is expected to continue in the short term and the strengthening of the U.S. dollar relative to the British pound and other currencies may adversely affect our results of operations. During periods of a strengthening dollar, the local currency results of our international operations may translate into fewer U.S. dollars. Uncertainty over Brexit and currency fluctuations could also impact our customers, who may curtail or postpone near-term capital investments or take other actions that adversely affect the growth of our volume and revenue streams from these customers.

In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Our U.K. operations may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the EU.

The U.K. may need to adopt specific legislation and apply for regulatory authorization and permission in separate EU member states. This may impact our overall business opportunities to operate in the EU and U.K. seamlessly. These added challenges may impact our customers' overall business, which may impact our volume and revenue.

Any of these effects of Brexit, among others, could adversely affect our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued

During the three months ended June 30, 2016, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
April 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	7,680	$62

April 2016	Common stock	Expensed	Two Employees	Cashless stock option exercise	523	—	(1)

Total second quarter 2016 issuances					8,203	$62	(2) (3)

(1)	The Company received zero dollars for the issuance in the cashless option exercise.
(2)	Does not include $15 thousand of stock-based bonus for employee, which was accrued and expensed, but not issued as of June 30, 2016.
(3)	Does not include $358 thousand of stock-based expense incurred in the second quarter that is included in accrued liabilities at June 30, 2016. In addition, $79 thousand of variable stock-based expense incurred in the first quarter of 2016 was reclassified in the second quarter from additional paid in capital to accrued liabilities when it was determined that the amount should be in accrued liabilities.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

14 [1]	Code of Ethics

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 8th day of August, 2016.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

