Form 10-Q
period 2016-09-30
CUI Global, Inc.
filed 2016-11-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES ☐  NO  ☒

There were 20,915,491 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of November 7, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2016	2015
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,051	$7,267
Trade accounts receivable, net of allowance of $129
and $90, respectively	11,785	14,685
Inventories, net of allowance of $743 and $483, respectively	12,276	12,321
Costs in excess of billings	1,877	1,571
Prepaid expenses and other	1,958	2,313
Total current assets	34,947	38,157

Property and equipment, less accumulated depreciation of
$3,539 and $3,126, respectively	11,112	11,950
Goodwill	20,505	21,527
Other intangible assets, less accumulated amortization of $9,556
and $8,999, respectively	17,002	18,746
Investment	—	385
Note receivable, less current portion	342	—
Deposits and other assets	114	83

Total assets	$84,022	$90,848

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$6,044	$5,806
Mortgage note payable, current portion	88	85
Capital lease obligation, current portion	31	41
Accrued expenses	4,406	5,222
Billings in excess of costs	2,773	2,190
Unearned revenue	4,361	3,711
Total current liabilities	17,703	17,055

Long term mortgage note payable, less current portion	3,372	3,439
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	13	29
Derivative liability	678	580
Deferred tax liabilities, net	4,218	4,533
Other long-term liabilities	294	392
Total liabilities	31,582	31,332

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001; 325,000,000 shares
authorized; 20,906,767 shares issued and outstanding at
September 30, 2016 and 20,806,219 shares issued and
outstanding at December 31, 2015	21	21
Additional paid-in capital	150,116	149,639
Accumulated deficit	(93,360)	(88,704)
Accumulated other comprehensive loss	(4,337)	(1,440)
Total stockholders' equity	52,440	59,516
Total liabilities and stockholders' equity	$84,022	$90,848

 See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenues	$23,257	$24,845	$67,058	$64,354

Cost of revenues	14,660	15,506	41,269	40,521

Gross profit	8,597	9,339	25,789	23,833

Operating expenses:
Selling, general and administrative	8,080	7,941	26,328	24,520
Depreciation and amortization	585	632	1,809	2,227
Research and development	512	532	1,544	1,506
Provision for bad debt	—	67	48	204
Other operating expenses	5	—	5	2

Total operating expenses	9,182	9,172	29,734	28,459

Income (loss) from operations	(585)	167	(3,945)	(4,626)

Other income (expense)	6	(305)	(265)	(116)
Interest expense	(119)	(109)	(364)	(318)

Loss before taxes	(698)	(247)	(4,574)	(5,060)

Income tax expense (benefit)	(191)	(188)	82	(421)

Net loss	$(507)	$(59)	$(4,656)	$(4,639)

Basic and diluted weighted average common and common
equivalent shares outstanding	20,906,781	20,802,217	20,891,517	20,787,536

Basic and diluted loss per common share	$(0.02)	$(0.00)	(0.22)	$(0.22)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(507)	$(59)	$(4,656)	$(4,639)

Other comprehensive income (loss)
Foreign currency translation adjustment	(796)	(1,253)	(2,897)	(957)
Comprehensive loss	$(1,303)	$(1,312)	$(7,553)	$(5,596)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	20,806,219	$21	$149,639	$(88,704)	$(1,440)	$59,516

Options granted for services and compensation	—	—	227	—	—	227
Common stock issued for exercises of options	718	—	—	—	—	—
Common stock issued for compensation, services,and royalty payments	99,830	—	250	—	—	250
Net loss for the period ended September 30, 2016	—	—	—	(4,656)	—	(4,656)
Other comprehensive loss	—	—	—	—	(2,897)	(2,897)
Balance, September 30, 2016	20,906,767	$21	$150,116	$(93,360)	$(4,337)	$52,440

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,656)	$(4,639)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	697	610
Amortization of intangibles	1,450	1,869
Amortization of investment premiums and discounts	—	15
Stock and options issued and stock to be issued for compensation, royalties and services	983	977
Unrealized loss on derivative liability	98	45
Non-cash earnings on equity method investment	—	(53)
Non-cash royalties, net (Note 4)	15	—
Provision for bad debt expense and returns allowances	52	204
Deferred income taxes	(105)	(288)
Impairment of intangible assets	—	3
Inventory reserve	269	85
Loss on disposal of assets	5	—

(Increase) decrease in operating assets:
Trade accounts receivable	2,244	(4,767)
Inventory	(506)	(2,522)
Costs in excess of billings	(513)	(467)
Prepaid expenses and other current assets	445	(1,381)
Deposits and other assets	(27)	61
Increase (decrease) in operating liabilities:
Accounts payable	148	1,817
Accrued expenses	(1,056)	410
Unearned revenue	643	1,857
Billings in excess of costs	865	(1,146)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,051	(7,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid upon acquisition, including amount refundable from escrow, and net of contingent consideration (Note 10)	—	(4,285)
Purchase of property and equipment	(463)	(4,352)
Proceeds from sale of property and equipment	22	—
Investments in other intangible assets	(662)	(227)
Maturities of short term investments held to maturity	—	10,645
Receipts from deferred property grant	—	225
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,103)	2,006

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(38)	(26)
Payments on notes and loans payable	(64)	(60)
Payments on contingent consideration	(59)	—
NET CASH USED IN FINANCING ACTIVITIES	(161)	(86)

Effect of exchange rate changes on cash	(3)	(78)
Net decrease in cash and cash equivalents	(216)	(5,468)
Cash and cash equivalents at beginning of period	7,267	11,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,051	$6,236

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$169	$34
Interest paid, net of capitalized interest	$366	$375

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$38	$22
Contingent consideration recorded in acquisition	$—	$216
Common stock issued and to be issued for consulting services and compensation in common stock	$718	$587	*
Exchange of investment in TPI in return for note receivable (note 4)	$385	$—
Accrued property and equipment purchases	$8	$40
Accrued investment in other intangible assets	$137	$—
Capital leases	$19	$—
Deferred property grant receivable and reduction in property and equipment	—	150

* Includes $63 thousand included in prepaid consulting services

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

CUI Global Inc. and subsidiaries, (collectively, “CUI Global” or “the Company”) is a platform company composed of two segments: Power and Electromechanical segment and Energy segment, along with an "Other" category.

The Power and Electromechanical segment is comprised of the following wholly owned subsidiaries of CUI Global Inc.: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada, and the administrative entity, CUI Properties. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

The Energy segment is made up of the following wholly-owned subsidiaries of CUI Global Inc.: Orbital Gas Systems Limited (Orbital) based in Staffordshire, United Kingdom and Orbital Gas Systems, North America, Inc. based in Houston, Texas. The Energy segment provides natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

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

Reclassifications

Certain amounts from the prior periods have been reclassified to the current period presentation included on the condensed consolidated statements of operations: for the three and nine months ended September 30, 2015, $41 thousand and $90 thousand, respectively, of depreciation and amortization was reclassified to cost of revenues from SG&A. On the condensed consolidated statement of cash flows, for the nine months ended September 30, 2015, a cash in-flow of $237 thousand was reclassified from accrued expenses to stock and options issued and to be issued for compensation, royalties and services for accrued stock compensation. Also, purchases of property and equipment were decreased by $88 thousand and investments in other intangibles were increased by $1 thousand with the offsetting $87 thousand use of cash reclassified to increase (decrease) in accounts payable in operating activities for the nine months ended September 30, 2015.

Revisions

The following immaterial revisions made to prior financial statements were related to sales of raw material components to a vendor that in turn, sold finished goods inventory to the Company that included the raw material components that we had sold to the vendor. For the three and nine months ended September 30, 2015, total revenues and cost of revenues were both decreased by $83 thousand and $399 thousand, respectively, which is the amount of sales of raw material components to the vendor. In addition, at December 31, 2015, $246 thousand was reclassified from prepaid expenses to raw materials inventory related to inventory sold to the vendor that had not yet been processed by the vendor. On the cash flow, for the nine months ended September 30, 2015, $274 thousand was reclassified from a use of cash for an increase in prepaid expenses to a use of cash for an increase in inventory. These revisions had no effect on gross profit, operating and net loss or net cash flows used in operating activities.

2. INVENTORY

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At September 30, 2016 and December 31, 2015, accrued liabilities included $0.8 million and $1.7 million, respectively, of accrued inventory payable. At September 30, 2016 and December 31, 2015, inventory by category is valued net of reserves and consists of:

(in thousands)	September 30,	December 31,
	2016	2015 (1)
Finished goods	$8,986	$8,278
Raw materials	3,221	3,637
Work-in-process	812	889
Inventory reserves	(743)	(483)
Total inventories	$12,276	$12,321

(1)	At December 31, 2015, CUI-Canada inventory reserves of $97 thousand were reclassified from raw materials to inventory reserves and $246 thousand of prepaid expenses at CUI Inc. were reclassified to raw materials inventory.

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

The carrying value of goodwill and the activity for the nine months ended September 30, 2016 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2015	$13,077	$8,450	$—	$21,527
Currency translation adjustments	25	(1,047)	—	(1,022)
Balance, September 30, 2016	$13,102	$7,403	$—	$20,505

The Company also tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived assets at May 31, 2016 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other Indefinite-lived intangibles were $7.3 million at September 30, 2016.

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

Subsequent to September 30, 2015, CUI Global and its common related parties were unable to obtain a timely financial report, which was inconsistent with prior periods, evidencing a reduction in the influence of CUI Global over TPI. Based on this change in influence, and CUI Global’s level of technical control through its 8.5% equity interest, management determined that effective with the quarter ended December 31, 2015 that CUI Global no longer had significant influence over TPI. Accordingly, the Company's investment in TPI was accounted for under the cost method in the fourth quarter of 2015. During the three months ended March 31, 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $5 thousand of interest income from the note in the three months ended September 30, 2016 and $15 thousand for the nine months ended September 30, 2016. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of September 30, 2016 and concluded that no allowance was necessary.

Presented below are the equity method earnings through nine months ended September 30, 2015 for the period that CUI Global had significant influence over TPI:

(in thousands)
Revenues	$10,718
Operating income	$674
Net profit	$621
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net profit	$621
Company share of net profit	$53

5. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and nine months ended September 30, 2016, the Company had $47 thousand of unrealized gain and $98 thousand of unrealized loss, respectively related to the derivative liabilities.

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

6. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not grant any stock options in the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the Company recorded stock-based expense of $0.1 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2015, the Company recorded stock-based expense of $0.3 million and $1.0 million, respectively. In addition, prepaid expenses at September 30, 2016 and December 31, 2015 included stock-based payments related to prepaid services of $0 and $31 thousand, respectively.

7. SEGMENT REPORTING

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Management has identified six operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into two reportable segments and an "Other" category. The two reportable segments are Power and Electromechanical, and Energy. The Power and Electromechanical segment is focused on the operations of CUI, Inc., CUI-Canada and CUI Japan for the sale of internal and external power supplies and related components and industrial controls. The Energy segment is focused on the operations of Orbital Gas Systems Limited and Orbital Gas Systems, North America, Inc., which includes gas related metering, monitoring and control systems, including the GasPT, VE Probe and IRIS. The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

During the three months ended September 30, 2016 and September 30, 2015, the Company’s total revenues consisted of 69% from the Power and Electromechanical segment and 31% from the Energy segment. During the nine months ended September 30, 2016 and September 30, 2015, the Company's total revenues consisted of 67% from the Power and Electromechanical segment and 33% from the Energy segment.

The following information represents segment activity for the three months ended September 30, 2016 and selected balance sheet items as of September 30, 2016:

(in thousands)	Power and Electro-Mechanical	Energy	Other	Total
Revenues from external customers	$16,157	$7,100	$—	$23,257
Depreciation and amortization(1)	371	339	—	710
Interest expense	56	3	60	119
Income (loss) from operations	813	(201)	(1,197)	(585)
Segment assets	51,438	32,316	268	84,022
Other intangible assets, net	9,461	7,541	—	17,002
Goodwill	13,102	7,403	—	20,505
Expenditures for segment assets (2)	99	255	—	354

The following information represents segment activity for the nine months ended September 30, 2016 and selected balance sheet items as of September 30, 2016:

(in thousands)	Power and Electro-Mechanical	Energy	Other	Total
Revenues from external customers	$44,607	$22,451	$—	$67,058
Depreciation and amortization(1)	1,063	1,083	1	2,147
Interest expense	166	5	193	364
Income (loss) from operations	1,038	(480)	(4,503)	(3,945)
Segment assets	51,438	32,316	268	84,022
Other intangible assets, net	9,461	7,541	—	17,002
Goodwill	13,102	7,403	—	20,505
Expenditures for segment assets (2)	580	545	—	1,125

The following information represents segment activity for the three months ended September 30, 2015 and selected balance sheet items as of September 30, 2015:

(in thousands)	Power and Electro-Mechanical	Energy	Other	Total
Revenues from external customers (3)	$16,596	$8,249	$—	$24,845
Depreciation and amortization (1)	330	392	3	725
Earnings on equity method investment	29	—	—	29
Interest expense	57	1	51	109
Income (loss) from operations (4)	1,572	(308)	(1,097)	167
Segment assets	50,855	36,855	3,499	91,209
Other intangible assets, net	9,644	9,687	3	19,334
Goodwill	13,080	8,656	—	21,736
Expenditures for segment assets (2)	313	1,734	—	2,047

The following information represents segment activity for the nine months ended September 30, 2015 and selected balance sheet items as of September 30, 2015:

(in thousands)	Power and Electro-Mechanical	Energy	Other	Total
Revenues from external customers (3)	$43,617	$20,737	$—	$64,354
Depreciation and amortization (1)	929	1,545	5	2,479
Earnings on equity method investment	53	—	—	53
Interest expense	168	5	145	318
Income (loss) from operations (4)	2,266	(3,568)	(3,324)	(4,626)
Segment assets	50,855	36,855	3,499	91,209
Other intangible assets, net	9,644	9,687	3	19,334
Goodwill	13,080	8,656	—	21,736
Expenditures for segment assets (2)	741	3,838	—	4,579

(1)	For the Power and Electromechanical segment, Depreciation and amortization totals for the three and nine months ended September 30, 2016, include $125 thousand and $338 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations. Depreciation and amortization for the three and nine months ended September 30, 2015, include $93 thousand and $252 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.
(2)	Includes purchases of property plant and equipment and the investment in other intangible assets. Excludes amounts for the Tectrol, Inc. acquisition in 2015.
(3)	See note 1, Nature of Operations - Revisions, for explanation of change to 2015 revenue amounts.
(4)	For the three and nine months ended September 30, 2015, $31 thousand and $94 thousand, respectively, of compensation expense included in Selling, General and Administrative expense was reclassified from the Power and Electromechanical segment to the Energy segment to conform with the 2016 presentation.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
USA	$13,152	56%	$14,012	56%
United Kingdom	4,540	20%	5,235	21%
All Others	5,565	24%	5,598	23%
Total	$23,257	100%	$24,845	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
USA	$35,006	52%	$34,768	54%
United Kingdom	13,988	21%	15,978	25%
All Others	18,064	27%	13,608	21%
Total	$67,058	100%	$64,354	100%

8. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of September 30, 2016 and December 31, 2015, respectively, was as follows:

(in thousands)
September 30, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$678	$—	$678
Contingent consideration	—	—	150	150
Total liabilities	$—	$678	$150	$828

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,915	$—	$—	$1,915
Total assets	$1,915	$—	$—	$1,915
Derivative instrument payable	$—	$580	$—	$580
Contingent consideration	—	—	216	216
Total liabilities	$—	$580	$216	$796

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2015	$216
Payments	(59)
Quarterly fair value adjustments	(7)
Balance at September 30, 2016	$150

Level 3 instruments are made up of contingent consideration that was incurred as part of the Tectrol, Inc. acquisition in March 2015. The contingent consideration liability represents the present value of the contingent payment based on the related projected revenues. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy, which are not observable in the market and reflects the Company’s own judgments about the assumptions market participants would use in pricing the liability. Changes in the fair value of the contingent consideration obligation excluding changes due to payments are reflected in the statement of operations in selling, general and administrative expenses during the period the valuation change occurs. Contingent consideration in the amount of $59 thousand was paid out during the three months ended March 31, 2016 and the remaining liability for contingent consideration was revalued as of September 30, 2016 based on an updated forecast of the related revenues.

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

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. During the three months ended March 31, 2016, the Company paid $59 thousand of contingent consideration. At September 30, 2016, $72 thousand of contingent consideration is included on the balance sheet in accrued expenses and the remaining $78 thousand is included in other long-term liabilities. For additional details on the contingent consideration, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

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
$4,501

The table below summarizes the unaudited condensed pro forma information of the results of operations of the Company, for the nine months ended September 30, 2015 as though the acquisition had been completed as of January 1, 2014:

For the nine months ended September 30, 2015
(in thousands)	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$64,354	$4,837	$—	$69,191
Total expenses	68,993	5,212	31	74,236
Net (loss)	$(4,639)	$(375)		$(5,045)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for the presented period assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand for the nine months ended September 30, 2015. The pro forma condensed consolidated statements of operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition. Excluded from the pro forma adjustment is the effect of the write up of inventory recorded as a result of acquisition accounting of $0.1 million.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period as of January 1, 2014, and are not indicative of future results.

11. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and nine months ended September 30, 2016 and September 30, 2015, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2016 and 2015. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2016 and 2015.

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(507)	$(59)	$(4,656)	$(4,639)
Basic and diluted weighted average number of shares outstanding	20,906,781	20,802,217	20,891,517	20,787,536
Basic and diluted loss per common share	$(0.02)	(0.00)	$(0.22)	$(0.22)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost incurred	$123	$125	$370	$373
Interest cost capitalized - property and equipment	(4)	(16)	(6)	(55)
Interest expense, net	$119	$109	$364	$318

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

A net tax benefit of $191 thousand and a net tax expense of $82 thousand was recorded to the income tax provision for the three- and nine-month periods ended September 30, 2016, respectively, resulting in an effective tax rate of 27.4% and (1.8)%, respectively, for the periods. The income tax benefit for the quarter primarily relates to benefits in foreign jurisdictions and the year-to-date relates primarily to taxes on the Company's profitable foreign operations and domestic state minimum taxes. The Company’s total income tax benefit and effective tax rate was $188 thousand and $421 thousand and 76.1% and 8.3%, respectively, for the same periods in 2015. The income tax benefit in the three and nine months ended September 30, 2015 related primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our USA deferred tax assets were reduced by a full valuation allowance.

14. WORKING CAPITAL LINE OF CREDIT

During the period ended September 30, 2016, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	September 30, 2016 Balance	Expiration Date	Interest rate
$4,000	$—	October 1, 2016 *	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or Variable rate at 1.75% above the daily one-month LIBOR rate

*	Effective on October 1, 2016, the working capital line of credit was extended to October 1, 2018.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. at September 30, 2016:

(in thousands)

CUI Inc. General intangibles, net	$9,407
CUI Inc. Accounts receivable, net	$5,836
CUI Inc. Inventory, net	$6,681
CUI Inc. Equipment, net	$870

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of September 30,	As of December 31,
	2016	2015
Foreign currency translation adjustment	$(4,337)	$(1,440)
Accumulated other comprehensive income (loss)	$(4,337)	$(1,440)

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of September 30, 2016 and December 31, 2015:

	Asset Balances at
	September 30,	December 31,
(in thousands)	2016	2015
Classes of Property
Motor vehicles	$104	$118
Equipment	19	21
Less: Accumulated depreciation	(63)	(71)
	$60	$68

The following summarizes the current and long-term portion of capital leases as of September 30, 2016 and December 31, 2015:

(in thousands)	Liability Balances at
	September 30,	December 31,
	2016	2015
Current leases payable	$31	$41
Long-term leases payable	13	29
	$44	$70

17. NOTES PAYABLE

Notes payable is summarized as follows as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Mortgage note payable (1)	$3,460	$3,524
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,764	$8,828

(1)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the nine months ended September 30, 2016, the Company made principal payments of $64 thousand against the mortgage promissory note payable. At September 30, 2016, the balance owed on the mortgage promissory note payable was $3.5 million, of which $88 thousand and $3.4 million were in current and long-term liabilities, respectively.

(2)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of September 30, 2016, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

During the third quarter of 2016, 19% of revenues were derived from one customer: Digi-Key Electronics at 19% in the Power and Electromechanical segment. Similarly, during the third quarter of 2015, 19% of revenues were derived from one customer: Digi-Key Electronics in the Power and Electromechanical segment. For the nine months ended September 30, 2016, 19% of revenues were derived from one customer: Digi-Key Electronics in the Power and Electromechanical segment. For the nine months ended September 30, 2015, 31% of revenues were derived from two customers: Digi-Key Electronics in the Power and Electromechanical segment at 20% and National Grid in the Energy segment at 11%.

The Company’s major product lines during the first nine months of 2016 and 2015 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At September 30, 2016, of the gross trade accounts receivable of $11.9 million, 12% was due from one customer in the Energy segment: Socrate spa. At December 31, 2015, of the gross trade accounts receivable totaling $14.8 million, 11% was due from one customer: National Grid in the Energy segment.

During the three and nine months ended September 30, 2016, CUI had one supplier concentration of 8%, related to inventory product received. During the three and nine months ended September 30, 2015, CUI had one supplier concentration of 9% related to inventory product received.

The Company had a revenue concentration in the United Kingdom for the three and nine months ended September 30, 2016 of 20% and 21%, respectively. For the three and nine months ended September 30, 2015, the Company had a revenue concentration in the United Kingdom of 21% and 25%, respectively.

At September 30, 2016, the Company had trade accounts receivable concentrations in the United Kingdom and Italy of 22% and 12%, respectively. The Company had trade accounts receivable concentration in the United Kingdom of 28% at December 31, 2015.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2016 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January, April and July 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	38,130	$217	(1)

January 2016 and July 2016	Vested restricted common stock	Expensed	Four Employees	Approved bonuses	56,782	381	(2)

January, March and September 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,918	30

February and April 2016	Common stock	Expensed	Three Employees	Cashless Stock option exercise	718	—	(3)

Total 2016 issuances					100,548	$628	(4)

(1)	Includes $12 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses of $366 thousand were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $— for the issuance in the cashless option exercise.
(4)	Does not include stock expense of $475 thousand included in accrued liabilities at September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2016 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2015 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the three months ended September 30, 2016, CUI Global had a consolidated loss from operations of $0.6 million compared to consolidated income from operations of $0.2 million in the three months ended September 30, 2015. During the three months ended September 30, 2016, CUI Global had a consolidated net loss of $0.5 million compared to a consolidated net loss of $59 thousand in the three months ended September 30, 2015. The consolidated net loss for the three months ended September 30, 2016, was primarily the result of selling, general and administrative expenses related to Orbital Gas Systems, North America, Inc. and manufacturing costs at CUI-Canada, Inc., as well as increased audit and accounting fees in the other category, the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions and lower gross profit margins in the Power and Electromechanical segment. A lower value of the British pound Sterling due to the recent Brexit vote resulted in lower translated revenue at our U.K. operations, but did not have a significant effect on operating or net income.

During the nine months ended September 30, 2016, CUI Global had a consolidated loss from operations of $3.9 million compared to a consolidated loss from operations of $4.6 million in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, CUI Global had a consolidated net loss of $4.7 million compared to a consolidated net loss of $4.6 million in the nine months ended September 30, 2015. The consolidated net loss for the nine months ended September 30, 2016, was primarily the result of selling, general and administrative expenses related to Orbital Gas Systems, North America, Inc. and manufacturing costs at CUI-Canada, Inc., as well as severance costs in both the Power and Electromechanical and Energy segments, increased audit and accounting fees in the other category and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. The overall results in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 showed improved results in the Energy segment, which were partially offset by lower margins in the Power and Electromechanical segment, and higher taxes in our foreign operations. Energy segment operations were improved despite headwinds from lower translated British pound results due to Brexit. These results are compared to the first nine months of 2015, which were negatively affected by the downward pressure on income in the first nine months of 2015 from start-up costs associated with Orbital Gas Systems, North America and CUI-Canada.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended September 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$16,157	100.0%	$7,100	100.0%	$—	—%	$23,257	100.0%
Cost of revenues	10,424	64.5%	4,236	59.6%	—	—%	14,660	63.0%
Gross profit	5,733	35.5%	2,864	40.4%	—	—%	8,597	37.0%
Operating expenses:
Selling, general and administrative	4,208	26.1%	2,675	37.7%	1,197	—%	8,080	34.8%
Depreciation and amortization	246	1.5%	339	4.8%	—	—%	585	2.5%
Research and development	480	3.0%	32	0.4%	—	—%	512	2.2%
Provision for bad debt	(14)	(0.1)%	14	0.2%	—	—%	—	—%
Other operating expenses	—	—%	5	0.1%	—	—%	5	—%
Total operating expenses	4,920	30.5%	3,065	43.2%	1,197	—%	9,182	39.5%
Income (loss) from operations	$813	5.0%	$(201)	(2.8)%	$(1,197)	—%	$(585)	(2.5)%

For the three months ended September 30, 2015:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$16,596	100.0%	$8,249	100.0%	$—	—%	$24,845	100.0%
Cost of revenues	10,119	61.0%	5,387	65.3%	—	—%	15,506	62.4%
Gross profit	6,477	39.0%	2,862	34.7%	—	—%	9,339	37.6%
Operating expenses:
Selling, general and administrative	4,183	25.2%	2,664	32.3%	1,094	—%	7,941	32.0%
Depreciation and amortization	237	1.4%	392	4.7%	3	—%	632	2.5%
Research and development	490	2.9%	42	0.5%	—	—%	532	2.1%
Provision for bad debt	(5)	—%	72	0.9%	—	—%	67	0.3%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,905	29.5%	3,170	38.4%	1,097	—%	9,172	36.9%
Income (loss) from operations	$1,572	9.5%	$(308)	(3.7)%	$(1,097)	—%	$167	0.7%

For the nine months ended September 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$44,607	100.0%	$22,451	100.0%	$—	—%	$67,058	100.0%
Cost of revenues	28,693	64.3%	12,576	56.0%	—	—%	41,269	61.5%
Gross profit	15,914	35.7%	9,875	44.0%	—	—%	25,789	38.5%
Operating expenses:
Selling, general and administrative	12,733	28.6%	9,093	40.5%	4,502	—%	26,328	39.3%
Depreciation and amortization	725	1.6%	1,083	4.8%	1	—%	1,809	2.7%
Research and development	1,401	3.1%	143	0.7%	—	—%	1,544	2.3%
Provision for bad debt	17	0.1%	31	0.1%	—	—%	48	0.1%
Other operating expenses	—	—%	5	—%	—	—%	5	—%
Total operating expenses	14,876	33.4%	10,355	46.1%	4,503	—%	29,734	44.4%
Income (loss) from operations	$1,038	2.3%	$(480)	(2.1)%	$(4,503)	—%	$(3,945)	(5.9)%

 For the nine months ended September 30, 2015:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$43,617	100.0%	$20,737	100.0%	$—	—%	$64,354	100.0%
Cost of revenues	27,071	62.1%	13,450	64.9%	—	—%	40,521	63.0%
Gross profit	16,546	37.9%	7,287	35.1%	—	—%	23,833	37.0%
Operating expenses:
Selling, general and administrative	12,112	27.8%	9,089	43.8%	3,319	—%	24,520	38.1%
Depreciation and amortization	680	1.5%	1,542	7.4%	5	—%	2,227	3.5%
Research and development	1,386	3.2%	120	0.6%	—	—%	1,506	2.3%
Provision for bad debt	100	0.2%	104	0.5%	—	—%	204	0.3%
Other operating expenses	2	—%	—	—%	—	—%	2	—%
Total operating expenses	14,280	32.7%	10,855	52.3%	3,324	—%	28,459	44.2%
Income (loss) from operations	$2,266	5.2%	$(3,568)	(17.2)%	$(3,324)	—%	$(4,626)	(7.2)%

Revenue

(dollars in thousands)

Revenues by Segment	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$16,157	$16,596	$(439)	(2.6)%
Energy	7,100	8,249	(1,149)	(13.9)%
Other	—	—	—	—%
Total revenues	$23,257	$24,845	$(1,588)	(6.4)%

(dollars in thousands)

Revenues by Segment	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$44,607	$43,617	$990	2.3%
Energy	22,451	20,737	1,714	8.3%
Other	—	—	—	—%
Total revenues	$67,058	$64,354	$2,704	4.2%

The revenues for the three months ended September 30, 2016 were lower than the comparable period due primarily to lower translated revenue at our U.K. operations. Overall, revenues are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the addition in March 2015 of CUI-Canada related product line, the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc, and overall improved sales of gas related metering, monitoring and control systems, including GasPT. Revenue in the Power and Electromechanical segment was down $0.4 million in the three months ended September 30, 2016 due to the timing of customer delivery schedules and sell through activity at distributors.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment and Energy segment held a backlog of customer orders of approximately $18.2 million and $13.4 million, respectively, as of September 30, 2016.

Cost of revenues

(dollars in thousands)

Cost of Revenues by Segment	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$10,424	$10,119	$305	3.0%
Energy	4,236	5,387	(1,151)	(21.4)%
Other	—	—	—	—%
Total cost of revenues	$14,660	$15,506	$(846)	(5.5)%

(dollars in thousands)

Cost of Revenues by Segment	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$28,693	$27,071	$1,622	6.0%
Energy	12,576	13,450	(874)	(6.5)%
Other	—	—	—	—%
Total cost of revenues	$41,269	$40,521	$748	1.8%

For the three months ended September 30, 2016, the cost of revenues as a percentage of revenue increased to 63% from 62% during the prior-year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended September 30, 2016 was 65% compared to 61% during the prior-year comparative period. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended September 30, 2016 was 60% compared to 65% in the three months ended September 30, 2015. The improved cost percentage in the Energy segment was due to an improved product mix during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

For the nine months ended September 30, 2016, the cost of revenues as a percentage of revenue decreased to 62% from 63% during the prior-year comparative period. This improvement was due to an improved product mix including an increased volume of higher margin GasPT sales in the Energy segment. As a result of the improved product mix in the Energy segment, for the nine months ended September 30, 2016, the cost of revenues as a percentage of revenue dropped 9 percentage points from 65% to 56%. This improvement helped to offset lower margins incurred in the Power and Electromechanical segment as the segment's cost of revenues as a percentage of revenue increased slightly to 64% from 62%.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, General, and Administrative Expense by Segment	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$4,208	$4,183	$25	0.6%
Energy	2,675	2,664	11	0.4%
Other	1,197	1,094	103	9.4%
Total SG&A	$8,080	$7,941	$139	1.8%

(dollars in thousands)

Selling, General, and Administrative Expense by Segment	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$12,733	$12,112	$621	5.1%
Energy	9,093	9,089	4	—%
Other	4,502	3,319	1,183	35.6%
Total SG&A	$26,328	$24,520	$1,808	7.4%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations.

During the three and nine months ended September 30, 2016, SG&A increased $0.1 million and $1.8 million, respectively, compared to the prior-year comparative periods. The increase for the nine-month period is largely due to $0.8 million in severance costs incurred in the Power and Electromechanical segment for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment during the nine months ended September 30, 2016. Increased audit and accounting fees in the three and nine months ended September 30, 2016 of $0.2 million and $0.8 million, respectively, included in the Other category contributed to the increased SG&A in both the three and nine-month periods. Partially offsetting the increased SG&A for the nine-month period was a $0.6 million decrease in non-severance-related SG&A associated with the activities of Orbital Gas Systems, North America, Inc., which opened in January 2015 and had increased start-up related costs in its first three months of operations. The remaining increases in SG&A during the three and nine months ended September 30, 2016 were associated with the ongoing activities to reach new customers, promote new product lines including Novum, GasPT, IRIS and VE-Probe, and new product introductions. SG&A increased to 35% of total revenue compared to 32% of total revenue during the three-month period ended September 30, 2016 and for the nine-month period ended September 30, 2016, the percent of SG&A increased to 39% of total revenue compared to 38% in the nine-month period ended September 30, 2015.

Depreciation and Amortization

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

(dollars in thousands)

Depreciation and Amortization	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$371	$330	$41	12.4%
Energy	339	392	(53)	(13.5)%
Other	—	3	(3)	(100.0)%
Total depreciation and amortization	$710	$725	$(15)	(2.1)%

(dollars in thousands)

Depreciation and Amortization	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$1,063	$929	$134	14.4%
Energy	1,083	1,545	(462)	(29.9)%
Other	1	5	(4)	(80.0)%
Total depreciation and amortization	$2,147	$2,479	$(332)	(13.4)%

The total depreciation and amortization expense for the three months ended September 30, 2016 and 2015 included $125 thousand and $93 thousand, respectively, which was included in cost of revenues. The total depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 included $338 thousand and $252 thousand, respectively, which were included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI-Canada.

Depreciation and amortization expense in the three months ended September 30, 2016 was down slightly compared to the three months ended September 30, 2015 as a result of lower translated depreciation and amortization at our U.K. facilities due to lower pound Sterling translation rates in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulting from Brexit in June 2016. Partially offsetting this decrease were depreciation and amortization increases due to new additions to property and equipment and intangibles during the second half of 2015 and first nine months of 2016.

Depreciation and amortization decreased for the nine-month period ended September 30, 2016 compared to the comparable period in 2015 as the intangible asset associated with the order backlog acquired with Orbital Gas Systems Limited was fully amortized during the first quarter of 2015. The increase in depreciation at the Power and Electromechanical segment was due to the purchase of CUI-Canada in March 2015, which meant that 2016 had two more months of CUI-Canada depreciation than in the first nine months of 2015.

Research and Development

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, Gas PT, VE Technolgoy and other products.

(dollars in thousands)

Research and Development	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$480	$490	$(10)	(2.0)%
Energy	32	42	(10)	(23.8)%
Other	—	—	—	—%
Total research and development	$512	$532	$(20)	(3.8)%

(dollars in thousands)

Research and Development	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$1,401	$1,386	$15	1.1%
Energy	143	120	23	19.2%
Other	—	—	—	—%
Total research and development	$1,544	$1,506	$38	2.5%

Provision for Bad Debt

The decrease in bad debt is due to improved credit and collections across all businesses in both the three and nine months ended September 30, 2016.

(dollars in thousands)

Provision for Bad Debt	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$(14)	$(5)	$(9)	180.0%
Energy	14	72	(58)	(80.6)%
Other	—	—	—	—%
Total provision for bad debt	$—	$67	$(67)	(100.0)%

(dollars in thousands)

Provision for Bad Debt	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Power and Electromechanical	$17	$100	$(83)	(83.0)%
Energy	31	104	(73)	(70.2)%
Other	—	—	—	—%
Total provision for bad debt	$48	$204	$(156)	(76.5)%

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (Expense)	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Foreign exchange loss	$(74)	$(250)	$176	(70.4)%
Earnings on equity method investment	—	29	(29)	(100.0)%
Interest income	7	3	4	133.3%
Unrealized gain (loss) on derivative	48	(93)	141	(151.6)%
Other, net	25	6	19	316.7%
Total other income (expense)	$6	$(305)	$311	(102.0)%

(dollars in thousands)

Other Income (Expense)	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Foreign exchange loss	$(229)	$(168)	$(61)	36.3%
Earnings on equity method investment	—	53	(53)	(100.0)%
Interest income	24	36	(12)	(33.3)%
Unrealized loss on derivative	(98)	(45)	(53)	117.8%
Amortization of investment premiums and discounts	—	(15)	15	(100.0)%
Other, net	38	23	15	65.2%
Total other income (expense)	$(265)	$(116)	$(149)	128.4%

Interest Expense

For both the three months ended September 30, 2016 and 2015, the Company incurred interest expense, net of amounts capitalized, of $0.1 million. For the nine months ended September 30, 2016, the Company incurred interest expense, net of amounts capitalized, of $0.4 million compared to $0.3 million in the nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to lower capitalized interest in the 2016 nine-month period.

Interest expense in 2016 and 2015 is associated with interest on bank and secured promissory notes.

Income Tax Expense (Benefit)

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

For additional analysis, see Note 13, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of September 30, 2016, the Company held Cash and cash equivalents of $7.1 million. Operations, acquisitions, investments, patents, equipment, land and buildings have been funded through cash on hand and debt for CUI Properties.

Cash Provided by (Used In) Operations

Cash flow from operations of $1.1 million was a $8.4 million improvement from $7.3 million of negative cash flow in the comparable period in 2015. The nine months ended September 30, 2015 were significantly affected by operating requirements from Orbital Gas Systems North America and CUI-Canada, which were both in their first year of operations under CUI Global.

The change in cash used in operating activities is primarily the result of lower new working capital requirements for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and positive cash flows due to cash generation from the collection of trade accounts receivable of $2.2 million and billings in excess of costs of $0.9 million compared to a $4.8 million use of cash in the nine months ended September 30, 2015 from the build-up of trade accounts receivable, a $2.5 million use of cash from a change in inventory, a $1.1 million use of cash due to the change in billings in excess of costs and $1.4 million on prepaids offset by $1.9 million provided by the change in unearned revenue.

During the first nine months of 2016 and 2015, the Company used stock as a form of payment to certain vendors, consultants and employees. For the nine months ended September 30, 2016 and 2015, the Company recorded a total of $1.0 million for both years for share-based compensation related to equity given, or to be given and for options vesting, to employees and consultants for services provided and as payment for royalties earned.

As the Company focuses on technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during the remainder of 2016 and beyond, it will continue to fund research and development together with related sales and marketing efforts for its various product offerings with cash on hand.

Capital Expenditures and Investments

During the first nine months of 2016 and 2015, CUI Global invested $0.5 million and $4.4 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining quarter of 2016 in support of its on-going business and continued development of product lines and technologies.

During the nine months ended September 30, 2016 and 2015, CUI Global invested $0.7 million and $0.2 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the nine months ended September 30, 2016 the Company did not invest in any new short-term investments classified as held to maturity and did not receive any cash from the maturities of these investments. During the nine months ended September 30, 2015, the Company did not invest in short-term investments classified as held to maturity and received $10.6 million from maturities of these investments. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue.

In the first nine months of 2016 the Company generated $22 thousand from the sale of property and equipment.

Effective March 1, 2015, CUI Global closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation (now CUI-Canada). For additional details of this acquisition, see Note 10, “Acquisition,” of the condensed consolidated financial statements in Part I—Item I, “Financial Statements.”

Financing Activities

For the nine months ended September 30, 2016 and 2015, the Company made payments of $38 thousand and $26 thousand, respectively, toward capital lease obligations; $64 thousand and $60 thousand, respectively, toward the mortgage note payable; and $59 thousand and $0, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the nine months ended September 30, 2016 and 2015, $0.2 million of interest payments were made in each nine-month period in relation to the promissory notes issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at September 30, 2016 of $3.5 million due, of which $88 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at September 30, 2016, the Company had a zero balance on its $4.0 million two-year revolving Line of Credit (LOC) with Wells Fargo Bank, which was subsequently extended to October 1, 2018. As of the date of this filing, the Company is compliant with all covenants on the line of credit with Wells Fargo Bank.

At September 30, 2016, the Company had cash and cash equivalents balances of $7.1 million. At September 30, 2016, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At September 30, 2016, the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, $2.2 million in European bank accounts and $93 thousand in Canadian bank accounts.

At September 30, 2016, the Company has capital lease obligations of $44 thousand, of which $31 thousand are current obligations.

As described in Item 1A - Risk factors, the United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results but the extent of the effect, if any, is not yet determinable. See Item 1A - Risk factors, for more information on the potential risks that are associated with the United Kingdom's pending withdrawal from the European Union.

The Company believes its operations and existing financing structure, including cash and cash equivalents and the unused line of credit, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company renewed its line of credit, on October 1, 2016 for an additional two years. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining quarter of 2016 will be reduced compared with the same period of 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and nine months ended September 30, 2016 and 2015:

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar (1)	Yen
For the Three Months Ended September 30, 2016
Revenues	75%	24%	—%	1%
Operating expenses	68%	24%	7%	1%
For the Three Months Ended September 30, 2015
Revenues	73%	26%	—%	1%
Operating expenses	66%	26%	7%	1%

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar (1)	Yen
For the Nine Months Ended September 30, 2016
Revenues	70%	29%	—%	1%
Operating expenses	68%	24%	7%	1%
For the Nine Months Ended September 30, 2015
Revenues	70%	28%	1%	1%
Operating expenses	66%	27%	6%	1%

(1)	On March 5, 2015, the Company closed on an asset purchase agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc. which was effective March 1, 2015.

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three and nine months ended September 30, 2016, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, the Company included in its assessment of internal controls, an assessment of the internal control over financial reporting of CUI-Canada, Inc., which is the subsidiary corporation that was set up to hold the assets and certain liabilities acquired effective March 1, 2015 from Tectrol, Inc., a Toronto, Canada corporation. As permitted by the Securities and Exchange Commission, management’s evaluation of internal control over financial reporting as of December 31, 2015 had excluded an assessment of internal control over financial reporting of CUI-Canada, Inc.

During the quarter ended March 31, 2016, the Company successfully remediated the material weakness related to income taxes that was outstanding as of December 31, 2015 and as of September 30, 2016, has successfully remediated the material weakness related to revenue recognition that was outstanding as of December 31, 2015.

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

2.       The Company’s extensive use of spreadsheets to track job orders that were accounted for under percentage of completion became cumbersome and more error prone due to the growth in the number of jobs in the Energy Segment. During the audit of the Company’s financial statements and internal control over financial reporting, a number of errors were identified in the calculation of revenue under the percentage of completion method. These errors were the result of insufficient detailed management review and lack of process controls and training for the individuals entering the contract details into the spreadsheets as to the proper accounting for the percentage of completion revenue recognition method.

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

Remediation procedures:

During the nine months ended September 30, 2016, management undertook the following remediation steps for the material weaknesses:

•	Management reviewed, expanded, and enhanced documentation of the current processes related to percentage of completion accounting and the foreign tax provision process.

•	Management designed, documented, and implemented additional control procedures related to the review of the foreign tax provision and the calculation of percentage of completion accounting for job orders, including controls over the use of spreadsheets. Management also engaged third-party tax experts at our Canada and U.K. operations to assist in the tax provision process.

•	Management provided additional professional education to key personnel involved in revenue recognition and has assigned a permanent full-time employee to review contracts as part of its percentage of completion revenue recognition process.

•	Management tested and evaluated the design and operating effectiveness of the control procedures.

At March 31, 2016, management concluded that the material weakness related to income taxes was fully remediated. As of September 30, 2016, the material weaknesses related to revenue recognition were fully remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended September 30, 2016, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
July 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	12,600	62

July 2016	Common stock	Expensed	Employee	Approved bonus	2,935	15	(1)

September 2016	Common stock	Expensed	Related party	Q1 and Q2 Royalty fee	3,522	22

Total third quarter 2016 issuances					19,057	99	(2)

(1) Bonus accrued for and recorded in APIC in the second quarter.

(2) Does not include $48 thousand of stock-based expense incurred in the third quarter that is included in accrued liabilities at September 30, 2016.

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

Signed and submitted this 9th day of November, 2016.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)