Form 10-K
period 2016-12-31
CUI Global, Inc.
filed 2017-03-14
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission File Number 0-29923

_____________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2016), was approximately $71,111,514. Shares of common stock beneficially held by each executive officer and director as well as 5% holders as of June 30, 2016 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 14, 2017, the registrant had 20,949,119 shares of common stock outstanding and no shares of Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview and Our Products

CUI Global, Inc. and Subsidiaries, (collectively, ‘‘CUI Global’’ or “The Company”) is a Colorado corporation organized on April 21, 1998. CUI Global, Inc.'s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. The Company is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. The Company's operations fall into two reportable segments: Power and Electromechanical segment and Energy segment. In addition, the Company’s corporate overhead activities are included in an ‘‘other’’ category. The Company has subsidiaries in 4 countries, including the United States. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

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

The Power and Electromechanical segment aggregates its product offerings into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

Power Supply Units

Our current power line consists of external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue.

Digital Power Patent License Agreement with Power-One, Inc.

CUI, Inc. entered into a non-exclusive Field of Use Agreement with Power-One, Inc. to license Power-One’s Digital Power Technology patents. The license provides access to Power-One’s portfolio of Digital Power Technology patents for incorporation into the company’s line of digital point of load power modules. The company, through its power division, also manufactures a wide range of embedded and external power electronics devices for OEM manufacturers.

Advanced Power

With the rapid rise in cloud computing and the “Internet of Things,” CUI is well positioned with our advanced power portfolio to address these quickly-growing markets. System complexity, energy efficiency regulations and the need for more processing power in smaller spaces has moved digital power to a mandatory technology in datacom, server and storage applications. As one of the early adopters of digital power, CUI continues to be an industry leader in this space. As a founding member of the Architects of Modern Power (AMP) Group® power consortium partnered with Ericsson Power Modules and Murata, CUI is driving change in the industry to ensure supply chain security and push technology innovation for tomorrow’s applications. The acquisition of certain assets and certain liabilities of Tectrol, Inc. (now CUI-Canada) in 2015 now allows us to address the front-end power requirements of these same systems, providing a complete power solution for our customers. In an environment where OEMs are working to reduce their approved vendor list, the capability to deliver a full system solution is becoming critical.

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

Components

AMT®   Encoder

The company has an exclusive agreement to develop, sell and distribute the AMT encoder worldwide. The AMT series modular encoder is designed with proprietary, capacitive, code-generating technology as opposed to optical or magnetic encoding. This unique device allows breakthroughs in selectable resolution, shaft-adaptation and convenient mounting solutions to bring ease of installation, reduction in SKUs and economies of scale in purchasing. The AMT amounts to almost 2000 different encoders in one package. CUI is selling and distributing the AMT through various customers. Moreover, the product is being marketed by multiple DC motor manufacturers. The AMT has been awarded several design wins from Motion Control OEM’s producing a wide range of products from cash machines to robotics. This portfolio of products continues to grow and become more diverse in its ability to meet the needs of the customer base.

Anticipated Growth Strategy for Our Power and Electromechanical Segment

We hope to grow our power and electromechanical product line through a planned strategy to increase our name recognition as a technology company. Our plan, already in effect, includes:

•	Developing collaborative relationships with our customers by seeking to meet their design needs in a timely and cost effective manner.
•	Developing new technologies and expanded manufacturing capabilities as needed.
•	Growing our global sales and distribution through our international distribution channels.
•	Directing our marketing efforts through one of our two channels, either directly with the sales representative who understands the targets in the area or through our distributors with partnership marketing.
•	Attending strategic trade shows to grow our brand presence for our proprietary products. Because of our growing recognition in innovation, we need to be where the heads of the industries are, particularly at industry trade shows.

These areas, however, need forward-looking growth investment to understand the customers’ needs and develop products accordingly. We are in line with market standards for quality, customer service and pricing. Our plan is to stay with this mark during our anticipated growth. We intend to expand according to our existing model. This expansion means additional manufacturer representative coverage and outside sales people in strategic areas throughout the United States.

Energy Segment

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. - Subsidiaries

Effective April 1, 2013, CUI Global closed on a share purchase agreement to acquire 100% of the equity interest in Orbital Gas Systems Ltd. a company organized under the laws of England and Wales (‘‘Orbital-UK’’), from its sole shareholder. In 2015, the Company started Orbital Gas Systems, North America, Inc.

Orbital-UK is the largest natural gas systems integrator in the U.K. and has operated successfully in the natural gas industry for over 30 years. In addition, Orbital-UK is a leading provider of natural gas infrastructure and high-tech solutions to United Kingdom transmission companies, including: Scotia Gas Networks (SGN); Wales & West; and National Grid, the national gas transmission company in the U.K. and one of the most respected specialized gas engineering companies in the world.

The Energy segment subsidiaries, collectively referred to as Orbital, have developed its portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology. Moreover, VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

We deal with a number of independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees in order to maintain technical rights and exclusivity.

GasPT®

Through an exclusive licensing contract with DNV-GL (formerly: GL Industrial Services UK, Ltd.) (formerly: British-based Advantica, Ltd.)(‘‘GL’’), CUI Global owns exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT) designed by GL on a worldwide basis, now marketed as the GasPT. The Company has minimum commitments, including royalty payments, under this licensing contract.

The natural gas inferential metering device, the GasPT, is a low cost solution for measuring natural gas quality. It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z). An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

This new and innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada in Canada, the Pipeline Research Counsel International (PRCI) in the US, ENGIE (the French energy giant), and NMi & The International Organization of Legal Metrology (‘‘OIML’’) for SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs (‘‘GC’’), but they are slow, complicated to use and as much as five times the installed price of the GasPT.

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

In the case of ENGIE and its subsidiaries, negotiations are underway to use the device to update/monitor ENGIE's residential network of some 21 million consumers, calling for the deployment of 10's of thousands of units.

In addition, there are more than 50,000 gas-fired turbines in operation worldwide. Each of those turbines is subject to variances in natural gas quality. Depending on the quality of the gas, by using our GasPTi Technology, those very expensive machines can be tuned to run more efficiently and therefore longer with significantly cleaner emissions. Currently, because of the delay in information from the GC’s, such tuning cannot be effectively accomplished. It is this greater efficiency that has led National Grid in the UK to change its entire turbine control strategy, canceling orders for several GC’s and, in 2013, replacing those GC’s with GasPTi devices specifically designed for natural gas-fired turbine control.

In conjunction with the Orbital acquisition, we have moved the entire GasPT technology portfolio, along with VE Technology, into Orbital’s product portfolio. Orbital has successfully introduced the combined GasPT analyzer and VE sample system (GasPTi) to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device successfully completed second phase testing with GE-Energy in October 2013. The device is now in the final phase testing at GE's Oil & Gas Learning Center in Nuovo Pignone, Florence, Italy.

In January 2012, the company entered into a five-year, exclusive distribution agreement for our GasPT technology with an Italian company, SOCRATE s.p.a. for sales, marketing, distribution and service of our GasPT gas metering device for Italy and North Africa, including Libya and Tunisia. SOCRATE is the ‘‘vendor-of-choice’’ for SNAM RETE GAS (‘‘SRG’’). SOCRATE continues to be involved in negotiations with SRG relative to both the 2010 Technical Upgrade of Metering Facilities and 2011/2012 New Capacity and Implementation Plan. In conjunction with those two initiatives, SRG transmission system concluded 24 months of in-field testing with six (6) GasPTi units.

On September 3, 2015, SRG issued a public tender for the installation of a minimum of 3,300 metering devices to change the way SRG monitors its facilities and assets. After a several month bidding process, Orbital and its partner, SOCRATE were awarded the initial purchase order (400 units) pursuant to the tender. Those 400 units were delivered on-time and in-budget during 2016. Due to a regulatory issue unrelated to the technology, the next phase of the project has been temporarily delayed; however, SRG has advised Orbital that the project is still fully funded, approved, and expected to move forward as soon as the regulatory matter is resolved. SRG has also confirmed that the GasPT device is still the only qualified technology.

Orbital utilizes internationally recognized distribution partners in various global markets in an effort to reach customers throughout the natural gas industry. These distribution partners are utilized to supplement and enhance our existing sales and engineering teams in the UK and USA.

VE-Probe and VE Technology®

On July 30, 2013, our Orbital subsidiary acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe VE sample system, VE thermowell and VE Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement, which includes certain royalty commitments, gives Orbital exclusive and sole control of all technology related to its revolutionary GasPT and GasPTi natural gas metering systems. The GasPT technology provides fast and accurate measurement of the physical properties of the natural gas mixture. By combining the GasPT technology with the equally unique VE sample system, which is able to provide a gas sample from a high pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

The GasPTi system is able to accurately provide nearly real-time data to the natural gas operator in a total cycle-time of less than five seconds. Moreover, it provides this analysis at approximately one-fifth of the installation cost of current technology with none of the associated maintenance, carrier gas, calibration gas, or other ancillary costs associated with traditional technology.

VE Technology gives us the ability to control and produce the entire bill of materials for our GasPTi systems, thus allowing us to capture a larger margin as we provide this unique metering solution to the natural gas industry. Additionally, we can now also manufacture, market and sell additional applications for the VE Technology, including sampling systems separate from the GasPT and Thermowells found throughout all pipeline systems.

In addition, the VE Technology, in combination with applicable detectors, allows us to produce trace-element detectors for such components as mercury (Hg), moisture (H20), and hydrogen sulfide (H2S) that are particularly effective in quickly and accurately identifying these elements. That ability has allowed us to sell a significant number of our probes into the Gorgon LNG Project in Australia, a large Northeastern LNG terminal in the US, and chemical plants throughout North America.

Anticipated Growth Strategy for Our Energy Segment

We are presently in the midst of our marketing efforts for our GasPT Inferential Natural Gas Monitoring Device, VE technology products, and other product offerings. Our strategy includes:

•	For GasPT our strategy has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales. This approach has focused strongly on the United Kingdom, Europe and the United States. The Company will continue its efforts in those areas.
•	We will continue the process of identifying prospects for our GasPT technology in the Asian markets.
•	Beyond this, our strategy is based on identification of the main geographical locations for liquefied natural gas importation (pipelines and terminals), mixing and blending points and strategic locations for security of supply strategies, which can be current or planned pipelines and import terminals where additional gas quality monitoring may be required.
•	Orbital-UK continues to develop new integrated solutions, promote existing technologies, and increase customer relationships within the UK while working to increase its worldwide reach.
•	The Company will continue to identify opportunities to utilize the unique VE technology beyond the existing product offering, with a focus on gas sampling, thermowells, and trace element sampling applications.
•	We entered into a second five-year, exclusive distribution agreement for our GasPT technology with an Italian company, SOCRATE s.p.a., for sales, marketing, distribution and service of our GasPT gas metering device for Italy and North Africa, including Libya and Tunisia.

•	During 2016, Orbital signed a Technology and Patent License Agreement with daily Thermetrics, a globally-respected design and manufacturing company providing process industries with precise temperature measurement instrumentation. The Agreement calls for the manufacture and sale of the patented natural gas sampling VE technology in North America. This relationship is expected to allow Orbital to more efficiently penetrate the North American energy market.
•	The Company will continue to seek out new opportunities to design, manufacture, and produce innovative solutions within the Energy segment in efforts to increase customer reach, product innovation, and growth. In such an effort, during 2016, Orbital was awarded a $3.0 million project to design, manufacture, and produce innovative solutions for gas quality and volumetric metering within SGN’s (formerly: Scotia Gas Network) Great Britain gas distribution network. Orbital-UK was awarded the contract by DNV GL a leader within the oil and gas industry.

The objective of the SGN project is to optimize gas network design and network operation assumptions. This project will use a pilot trial methodology with the procurement and installation of innovative sensor technologies across pressure tiers in a gas distribution system. These technologies, combined with novel power and communications and a cloud-based data system, will be used by DNV GL to develop a prototype real-time energy demand model, a world first. Innovative technology, such as Orbital’s proprietary GasPT Technology, form the backbone of the solution coupled with bespoke metering designs to be used to meet the project criteria. The project is designed to produce a GasPT application which would allow the millions of residential energy consumers to have immediate, real-time access to the cost of their energy usage.

We have entered into negotiations with ENGIE the French transmission company for deployment of the devices to both GRTgaz (ENGIE’s pipeline subsidiary) and Elengy (ENGIE’s liquid natural gas subsidiary) in the near future. ENGIE has already agreed to represent the technology to other Western European and North American entities in a partnership with Orbital.

According to the latest industry analysts (including MarketsandMarkets), the global GC market reached $2,583.6 million in 2014 and is poised to grow at a CAGR of 6.9% from 2014 to 2019, reaching $3,605.1 million by 2019. Admittedly, that market is mature and is dominated by ‘‘after-market and accessories’’ sales. In contrast, the GasPT Technology is less expensive, more efficient and dramatically faster than any available GC. It provides nearly real-time monitoring without the need for a large enclosure, carrier gas and, most significantly, regular technical support and calibration. Taking all of those factors into account, it is our intention that the GasPT Technology will rapidly and effectively penetrate a large segment of that $2.5+ billion market.

ISO 9001:2008 Certification

CUI, Inc.; CUI-Canada; Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America Inc. are certified to the ISO 9001:2008 Quality Management Systems standards and guidelines. These entities are registered as conforming to the requirements of standard: ISO 9001:2008. The CUI Quality Management Systems are applicable to design, development and distribution of electromechanical components for OEM manufacturing. Orbital’s Quality Management Systems are designed to safeguard product quality, health and safety and the environment through the design, build, installation commissioning and after sales processes. ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

Orbital-UK's Environmental Management System has also been verified by an independent third party (NQA) as complying with the requirements of BS EN ISO 14001:2008. This assists Orbital in meeting applicable environmental legislation and to control the environmental aspects of our activities as a company.

The certification of compliance with ISO 9001:2008 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide our customers.

Acquisition Strategy

We are constantly alert to potential acquisition targets, both in the form of innovative technology and potential strategic partners. In that regard, we are repeatedly approached by inventors and others, to assess and assist in commercialization and marketing of new technologies. These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including GasPT, VE, ICE Block and Novum. Moreover, much like when we acquired CUI, Inc. and Orbital Gas Systems, Ltd., there are many small, well-run electronics and gas industry companies that become available for multiple reasons. We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue and/or market share.

Research and Development Activities

Research and development costs for CUI Global were approximately $2.0 million, $1.8 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of power technologies including advanced power products, AMT Capacitive Encoders and towards further development of the GasPT and VE Probe technologies. The Company expects that research and development expenses will continue during 2017 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2016, CUI Global, Inc., together with its consolidated subsidiaries, had 357 employees. As of December 31, 2016, 76 of its employees in Canada are represented by a labor union. This is a slight increase in total employees from the 352 total employees reported as of December 31, 2015 and a slight decrease in unionized employees from the 78 reported as of December 31, 2015. The Company considers its relations with its employees to be good. The Company plans to add additional staff as needed to handle all phases of its business.

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

Novum® Digital POL technology

Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s line of digital point of load (POL) power modules.

GasPT® technology

Through an exclusive licensing contract with DNV-GL (formerly: GL Industrial Services UK, Ltd.) (formerly British-based Advantica, Ltd.) ("GL") and signed on or about January 4, 2010, CUI Global acquired exclusive rights to manufacture, sell and distribute a Gas Quality Inferential Measurement Device (GasPT), designed by GL, on a worldwide basis. According to the agreement, a percentage of sales is remitted back to DNV-GL in the form of a royalty payment.

VE-Probe and VE Technology

On July 30, 2013, our Orbital subsidiary acquired exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe and VE Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement, which includes minimum royalty requirements, gives Orbital exclusive and sole control of all technology related to its GasPT and GasPTi natural gas metering systems.

Virtual Power Systems and ICE®

CUI entered into a hardware agreement with Virtual Power Systems (VPS) to be the exclusive third party design and development provider of ICE (Intelligent Control of Energy) products enabled by the VPS patented software system. The ICE system is a revolutionary Software Defined Power® Solution that combines CUI’s hardware and Virtual Power Systems’ software into a platform that helps data centers and IT systems use power more efficiently. CUI has an exclusive three-year agreement with VPS, with the potential to extend the partnership for another two years.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement concerning the international registration of marks and the protocol relating to the Madrid Agreement, administered by the World Intellectual Property Organization, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks: CUI INC, AMT, Novum, CUI Global, GasPT, IRIS, AMP, Architects of Modern Power, AMP Group, Solus, Total Power Solutions and Orbital Gas Systems.

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

Competitive Business Conditions

The industries in which the company competes are very broad. We operate a commoditized power and electromechanical parts distribution business that is focused on efficiency of delivery and competitive pricing to differentiate our products from competitors. The market is subject to some volatility due to production requirements of larger global firms. We feel that our power and electromechanical parts distribution business is diverse and broad. We have very strong retail distribution partners that maximizes our product exposure to new designs and small to medium sized customers. We focus on the OEM market and supply higher levels of support, customer service and a constantly expanding product line, in order to further differentiate with our competitors. This product line ranges from a $0.02 connector to a >$1,000 power solution – all different products for different customers. Additionally, we utilize third party external sales representative organizations to penetrate new and better customers otherwise not readily available to the company.

CUI is becoming more recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality. As of December 31, 2016, our Power and Electromechanical segment accounted for approximately 67.5% of our revenues and our Energy segment accounted for approximately 32.5% of our revenues. We continue to add new products and technologies that will provide us the opportunity to compete outside of price and more on innovative technology and strategic partnerships.

From our portfolio of full-featured power supplies, we believe that we are competitive with market leaders in our space and that the market is ready for new technologies and new ideas. With the shift toward digitally-based power supplies accelerating, our strategy is to develop a true software defined power ecosystem where the sum of the components is greater than its parts.

Similarly, the natural gas inferential metering device, the GasPT along with our VE-Probe, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. Our natural gas quality measurement system is a comparably low cost solution to measuring natural gas quality as compared to our best competition. It can be connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z). This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and SNAM RETE in Italy. At present, there is no equivalent product competition. There are instruments like gas chromatographs, but they are slower and more complicated to use and as much as five times the installed price of the GasPT system.

Philanthropic Philosophy

In an industry first, CUI has chosen that, in addition to sales commission, many of our sales representative firms will also receive a charity commission to be donated to charities of their choice. One of CUI’s core values is generosity, which includes philanthropic giving. We give in our local community and we want to also give in the communities in which we do business.

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

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2016, we had a net loss of $7.3 million and our accumulated deficit as of December 31, 2016 was $96.0 million. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2016, we had a net loss of $7.3 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

We have expanded our business activities and these activities may not be successful and may divert our resources from our existing business activities.

Our historical business was a commoditized power and electromechanical parts distribution business. In recent years, we have focused our business on the acquisition, development and commercialization of new and innovative technologies/products. We may not be successful in acquiring technologies that are commercially viable. We may fail to successfully develop or commercialize technologies that we acquire. Research, development and commercialization of such acquired technologies may disproportionately divert our resources from our other business activities.

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

The Company’s major product lines in 2016, 2015 and 2014 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

During 2016, over 19% of revenues were derived from one customer, Digikey Electronics. During 2015, over 31% of revenues were derived from two customers, Digikey Electronics at 20%, and National Grid at 11%. During 2014, 46% of revenues were derived from two customers, Digikey Electronics at 30% and National Grid at 16%.

At December 31, 2016, of the gross trade accounts receivable totaling approximately $9.5 million, approximately 30% was due from three customers: Scotia Gas Networks plc at 10%, Socrate spa at 10%, and National Grid at 10%. At December 31, 2015, of the gross trade accounts receivable totaling approximately $14.8 million, 11% was due from one customer: National Grid.

During 2014, the Company had one supplier concentration of 11% related to inventory product received.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 20% and 27%, respectively as of and for the year ended December 31, 2016 and 25% and 28%, respectively as of and for the year ended December 31, 2015. Additionally, at December 31, 2016, the Company had accounts receivable concentrations of 11% in China and 10% in Italy.

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

We derive a substantial portion of our revenues from sales of our power and electromechanical component products through distributors and we expect that sales through these distributors will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels depends in part on our ability to educate our distributors about our products, which are complex. Many of our distributors have established relationships with our competitors. If our distributors choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our distributors do not effectively market and sell our products, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger distributors, which may cease marketing our products with limited or no notice and our possible inability to replace them, could adversely affect our sales. Our failure to recruit additional distributors or any reduction or delay in their sales of our products or conflicts between distributor sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

We are a relatively small specialty component and solutions business and face formidable competition.

We define our product offerings into two categories:  Power and Electromechanical segment (power supply units) and our Energy segment, which includes the GasPT, VE Technology and IRIS among other energy related products. We are a relatively small company with limited capitalization in comparison to many of our international competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness in our segments that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our business from other companies, many of whom have greater name recognition, more resources and broader product offerings than ours.

We also expect competition to intensify in the future. For example, the market for our power and electromechanical components and our inferential natural gas monitoring device, the GasPT, is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and shortening product life cycles. Our future success in keeping pace with technological developments and achieving product acceptance depends upon our ability to enhance our current products and to continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations, could have a material adverse effect on our operating results and growth prospects. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols in a competitive environment.

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

As of December 31, 2016, CUI Global, Inc., together with its consolidated subsidiaries, had 357 full-time employees, which is slightly higher than at December 31, 2015. We expect to experience significant growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products including the GasPT, VE, IRIS, ICE Block and Novum advanced power products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We believe that we have not yet established sufficient market awareness in our various markets. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through CUI, GasPT, Orbital Gas Systems, IRIS, Novum, and AMT to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of distributors, customers and end-users. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, which we may not do successfully.

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

Any defects or errors in our products, or the perception of such defects or errors, could result in:

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

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, Orbital, Orbital Gas Systems, North America, Inc. CUI, Inc., CUI Japan, and CUI-Canada as well as the development of our technologies, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license a significant amount of our underlying intellectual property from third parties, i.e., AMT Encoder Technology, Novum Digital Point of Load Technology, ICE Block Technology, GasPT Technology and VE Technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position and results of operations.

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

The market price for the Company’s common stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

•	actual or anticipated variations in our quarterly operating results;
•	announcements of technological innovations or new products or services by the Company or our competitors;
•	conditions or trends relating to our gas technologies or power and electromechanical technologies;
•	changes in the economic performance and/or market valuations of other power and electromechanical, electronic component, industrial controls, gas metering, monitoring and sampling related companies;
•	conditions or trends relating to the marketing, sale or distribution of power and electromechanical components and industrial controls to OEM manufacturing customers;

•	changes in the economic performance and/or market valuations of other inferential natural gas monitoring device or power and electromechanical components and industrial electronic component related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole;
•	announcements about our earnings that are not in line with expectations;
•	announcements by our competitors of their earnings that are not in line with expectations;
•	the volume of shares of common stock available for public sale;
•	sales of stock by us or by our shareholders;
•	short sales, hedging and other derivative transactions on shares of our common stock;
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing policies;
•	our ability to expand our business;
•	the effectiveness of our personnel;
•	new product and service introductions;
•	technical difficulties or interruptions in our services;
•	the timing of additional investments in our products;
•	regulatory compliance costs;
•	costs associated with future acquisitions of technologies and businesses; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

CUI Global, Inc. is a Colorado corporation. As permitted by Colorado law, the Company’s Articles of Incorporation limits the liability of directors to CUI Global, Inc. or its shareholders for monetary damages for breach of a director’s fiduciary duty, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

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

CUI Global issued a note to IED, Inc. in connection with our acquisition of CUI, Inc. The note provides that, for so long as any obligations are outstanding under the note, IED will have a right to match any bona fide offer from a third party to acquire CUI, Inc. by any means. This matching right could discourage third parties from making an offer to acquire us, which would involve indirectly acquiring CUI, Inc., or from acquiring CUI, Inc. directly, in a transaction our shareholders might find advantageous because any such offer could be matched by IED and result in the third party utilizing time and resources to formulate an offer without being able to complete a transaction.

Risks Related to Our 2013 Acquisition of Orbital Gas Systems Ltd. in the United Kingdom, and our March 2015 Acquisition of CUI-Canada

A significant portion of our total assets at Orbital Gas Systems Ltd. consists of goodwill, which is subject to periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $7.0 million associated with the acquisition of Orbital Gas Systems Ltd. We are required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

During September, 2013, our wholly owned subsidiary, CUI Properties, LLC, signed closing documents on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park. In addition to the corporate office, the property also includes the Company’s warehouse facility for CUI Inc. The purchase price for this acquisition was $5.1 million and was partially funded by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2.0% above LIBOR, payable over ten years.

In January 2015, the Company entered into a three-year lease for our 13,175 square foot Houston facility.

In March 2015, as part of the Tectrol (CUI-Canada) acquisition, the Company leased a manufacturing facility in Toronto, Canada.

In September 2015, Orbital completed the construction of a new 46,000 square foot state-of-the-art manufacturing/ administration/research and development facility on its existing site in the UK to supplement existing office space. This enhanced onsite facility enabled the Company to not renew its lease on an additional building it was leasing for manufacturing and office space requirements.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol ‘‘CUI.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2016, the Company’s issued and outstanding shares consisted of 20,916,848 shares of common stock of which 20,421,683 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2016, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

	High	Low
2016
First Quarter	$9.42	$6.18
Second Quarter	8.40	4.85
Third Quarter	6.14	4.01
Fourth Quarter	7.39	4.30
2015
First Quarter	$7.57	$5.17
Second Quarter	6.02	4.68
Third Quarter	6.02	4.12
Fourth Quarter	7.69	5.12

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

CUI Global, Inc.

Total Return Performance
CUI Global, Inc.
NASDAQ Composite
Russell 2000
Index Value
240
220
200
180
160
140
120
100
80
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
CUI Global, Inc.	$100.00	$96.32	$110.88	$130.70	$123.51	$121.58
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

* $100 invested on 12/31/2011 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Source : SNL Financial LC, Charlottesville, VA

©2017

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 966,681 shares of common stock the Company is required to reserve for potential future issuances.

•	966,681 common shares reserved for outstanding options issued under our Equity Compensation Plans. As of December 31, 2016, there were reserved for issuance an aggregate of 966,681 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

•	1,525,939 common shares authorized for issuance under our Equity Compensation Plans As of December 31, 2016, the Company has 1,525,939 common shares authorized and available for issuance under the Company option plans.

The approximate 495,165 shares of Common Stock held by existing shareholders as of December 31, 2016 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

 2016 Sales of Unregistered Securities

Common Stock Issued During 2016 (dollars in thousands)

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, April, July and October 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	46,854	$267	(1)
January and July 2016	Vested restricted common stock	Expensed	Four Employees	Approved bonuses	56,782	381	(2)
January, March, September and December 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	6,275	38
February and April 2016	Common stock	Expensed	Three Employees	Cashless Stock option exercise	718	—	(3)
Total 2016 issuances					110,629	$686	(4)

(1)	Includes $38 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses of $366 thousand were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $0 for issuances via cashless option exercise.
(4)	Does not include stock expense of $176 thousand included in accrued liabilities at December 31, 2016.

2015 Sales of Unregistered Securities

Common Stock Issued During 2015 (dollars in thousands)

Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, June, August, November 2015	Vested restricted common stock	Expensed	Directors	Director compensation	12,228	77
January 2015	Vested restricted common stock	Expensed	New Director of Sales and Marketing - Orbital Gas Systems, North America	Sign-on bonus	17,655	125
March 2015	Vested restricted common stock	$31 thousand included in Prepaid expense and $32 thousand expensed in 2015	Consultant	Compensation for strategic investor marketing services	10,000	63
April, August 2015	Common stock	Expensed	Former employee and employee	Cashless stock option exercise	122	—	(1)
May, June, July 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	14,404	72
July 2015	Common stock	Expensed	Related parties, James McKenzie, and IED, Inc.	Pursuant to royalty agreement	4,070	22
Total 2015 issuances					58,479	359	(2)

(1)	The Company received $0 for issuances via cashless option exercise.
(2)	There was $404 thousand of stock-based expense related to employee stock-based bonuses and vested restricted stock units earned in 2015 but not issued until the first quarter of 2016.

2014 Sales of Unregistered Securities

Common Stock Issued During 2014 (dollars in thousands)

Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, February, March, April and November 2014	Common stock	Expensed	Three employees, one officer and one former director	Cashless stock option exercises	31,850	$—	(1)
February, March, August and December 2014	Common stock	Expensed	Four consultants including former director	Consideration for services	131,365	932
March and December 2014	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,555	31
June 2014	Common stock	Expensed	Employee	Bonus	5,624	50
August 2014	Common stock	Expensed	Three directors	Director compensation	6,435	48
December 2014	Common stock	Expensed	Director	Director compensation	1,248	10
Total 2014 issuances					181,077	$1,071

(1) The Company received $0 for issuances via cashless option exercise.

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

Shares Eligible for Future Sale

As of December 31, 2016, we had outstanding 20,916,848 shares of Common Stock. Of these shares, 20,421,683 shares are freely tradable without restriction or limitation under the Securities Act.

The 495,165 shares of Common Stock held by existing shareholders as of December 31, 2016 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2016 and 2015 and the selected consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this filing. The selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012 and the selected consolidated  statement of operations data for the years ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements that are not presented in this filing. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data.

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

For information regarding the Company’s acquisitions, see Note 4, ACQUISITION.

(in thousands, except share and per share amounts)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Statements of Operations Data:
Total revenues	$86,461	$86,240	$76,045	$60,652	$41,085
Cost of revenues	54,200	53,948	47,494	37,147	25,959
Gross profit	32,261	32,292	28,551	23,505	15,126
Selling, general and administrative expense	34,239	33,023	25,924	19,446	15,491
Depreciation and amortization	2,366	2,862	4,197	3,011	480
Research and development	2,016	1,848	1,306	943	791
Provision for (credit to) bad debt	93	195	(39)	211	66
Other operating expenses (a)	57	58	59	10	278
Loss from operations	(6,510)	(5,694)	(2,896)	(116)	(1,980)
Impairment on note receivable (b)		—	—	(502)	—
Other income (expense)	(251)	(260)	(123)	(280)	63
Interest expense	(467)	(441)	(508)	(443)	(575)
(Loss) before taxes	(7,228)	(6,395)	(3,527)	(1,341)	(2,492)
Income tax expense (benefit)	38	(408)	(726)	(398)	34
Net loss	$(7,266)	$(5,987)	$(2,801)	$(943)	$(2,526)
Basic and diluted (loss) per common share	$(0.35)	$(0.29)	$(0.14)	$(0.05)	$(0.25)

(in thousands)	As of December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash and cash equivalents	$4,617	$7,267	$11,704	$16,576	$3,040
Short-term investments held to maturity	—	—	11,160	10,869	—
Total current assets	32,103	38,157	43,126	44,684	13,229
Total assets	79,843	90,848	93,054	99,160	36,723
Total current liabilities	17,738	17,055	12,355	15,296	4,657
Total liabilities	31,208	31,332	27,084	30,602	14,761
Total Stockholders' equity	48,635	59,516	65,970	68,558	21,962
Common shares outstanding	20,916,848	20,806,219	20,747,740	20,566,663	10,883,280

(a)	During the year ended December 31, 2014, management determined that an impairment of $32 thousand was necessary related to intangible, technology rights for a product line that was determined to have a shortened expected life. During the year ended December 31, 2012, management determined that an impairment of $0.3 million related to intangible, trademark and trade name V-Infinity was necessary.

(b)	During 2013, it was determined that the note receivable related to the divestment of Comex Electronics had become impaired, at which time the Company recorded an impairment of $0.5 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2016 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2016 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Asset Impairment

The Company reviews its long-lived assets including finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were no impairments during the year ended December 31, 2016. During the year ended December 31, 2015, management recorded a $2 thousand impairment for a patent within the Power and Electromechanical segment as the Company chose not to continue pursuit of the related patent grants and a $2 thousand impairment of its capitalized website costs for its Japan site after choosing to translate its U.S.-based website into Japanese. During the year ended December 31, 2014, management identified an indefinite-lived intangible technology rights asset for which its expected life was reduced and an impairment of $32 thousand was recorded.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2016, followed the guidance in ASC 350-30-35-18A and 18B. The Company performed a qualitative and quantitative analysis of goodwill and a qualitative analysis of its indefinite-lived intangibles at May 31, 2016, and determined there was no impairment of indefinite-lived intangibles and goodwill.

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

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. In 2016, 2015 and 2014, the analysis, determined that there was no impairment necessary to goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08. On a periodic basis, we will also perform a quantitative analysis of goodwill impairment and in 2016, in addition to the qualitative analysis, we performed a quantitative analysis of goodwill impairment. No impairment of goodwill was required.

Stock-Based Compensation

The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the vesting period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes option pricing model. The underlying assumptions used in the Black-Scholes option pricing model by the Company are taken from publicly available sources including: (1) volatility, which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research and data website; and (4) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for CUI Global, Inc. that best reflect the expected volatility for determining the fair value of our stock options. Due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital-UK, increased institutional ownership and other such factors that have impacted volatility, the volatility period utilized for 2014 option grant valuations used a historical period to January 1, 2013. The Company may change its expected volatility factor to include a longer historical period as the Company has remained consistent with regards to the aforementioned factors.

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

Revenue Recognition

Power and Electromechanical segment

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection, which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 19% of revenue, we have such history and ability to estimate and therefore recognized revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For three other distributor arrangements that represents a combined 10% of revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

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

Liquidity and Capital Resources

General

As of December 31, 2016, CUI Global held Cash and cash equivalents of $4.6 million. Operations, other intangible assets, and equipment have been funded through cash on hand during the year ended December 31, 2016.

Cash used in Operations

There was a use of cash from operations of approximately $0.8 million during the year ended December 31, 2016. This was a decrease from the use of cash from operations of approximately $6.4 million during the year ended December 31, 2015, and use of cash from operations of approximately $3.1 million for the year ended December 31, 2014.

The use of cash from operations in 2016 was benefited by lower accounts receivable balances in both segments at December 31, 2016 compared to December 31, 2015 as a result of improved collections in both segments and the transition of Tectrol customers to CUI-Canada that delayed some payments at the end of 2015. CUI-Canada's cash from operations improved significantly from 2015 while Orbital Gas Systems North America continued to use more cash than it produces due to the cost of establishing the Orbital brand in the U.S. As the business matures, this operation is expected to contribute cash but not in the short term. Orbital U.K.'s cash from operations improved significantly in 2016 compared to its use of cash in operations in 2015. Overall, the change in cash used in operations is primarily the result of the net loss in 2016 before non-cash expenses affected by changes in assets and liabilities.

During 2016, in addition to the change in trade accounts receivable, significant factors that impacted the cash used in operations included cash used for inventory purchases that increased approximately $1.7 million associated with timing of customer orders and ongoing projects. Changes in costs in excess of billings and billings in excess of cost were a combined approximate $1.3 million use of cash in the period related to billings on projects in the Energy segment and unearned revenue increased $1.2 million primarily in relation to increases in deferred revenue from distributor activity within the Power and Electromechanical segment.

During 2016, CUI Global recorded two non-cash entries of $0.3 million for inventory reserves partially offset by $0.1 million of an unrealized gain on derivative.

During 2016 and 2015 and 2014, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2016, 2015 and 2014, the Company recorded a total of $0.7 million, $1.3 million and $1.7 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The decrease in 2016 compared to 2015 was due to lower stock-based bonuses and lower stock option vesting expense as all remaining unvested stock options fully vested in 2016. The decrease in 2015 compared to 2014 was due to less stock paid to consultants in 2015 compared to 2014.

Negative cash flow in 2015 from operations of $6.4 million was significantly affected by operating requirements from Orbital Gas Systems North America and CUI-Canada during the year ended December 31, 2015, compared to negative cash flow from operations of $3.1 million for 2014. The change in cash used in operations is primarily the result of the net loss in 2015 before non-cash expenses as well as changes in assets and liabilities.

During 2015, significant factors that impacted the cash used in operations included the increased receivables of approximately $3.3 million with $1.4 million of it due to credit sales generated following the opening of Orbital Gas Systems North America and the acquisition of CUI-Canada coupled with increased sales volume and the timing of deliveries and related sales terms across the Company. Cash used for inventory purchases increased approximately $3.7 million associated with timing of customer orders and ongoing projects. Additionally, the cash flow from operations was impacted by an approximately $0.9 million increase in prepaid expenses and other current assets associated largely with prepaid insurance premiums, product purchases, royalties and consulting services fees. Also, changes in costs in excess of billings and billings in excess of cost were a combined approximate $2.9 million use of cash in the period related to billings on projects in the Energy segment. The overall use in operating cash was partially offset by an increase in accounts payable of approximately $2.1 million primarily due to the timing of goods receipts and the related terms along with the increase due to the addition of Orbital Gas Systems, North America, Inc. and CUI-Canada. Accrued expenses increased $1.8 million related largely to an increase in accrued compensation. Unearned revenue increased $2.2 million primarily in relation to increases in deferred revenue from distributor activity within the Power and Electromechanical segment.

During 2015, CUI Global recorded two non-cash entries of $0.2 million for provision for bad debt expense offset by $0.5 million of deferred income tax benefit.

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

During 2014, CUI Global recorded two non-cash entries of $0.2 million for the unrealized loss on derivative and $0.7 million deferred income taxes benefit.

Capital Expenditures and Investments

During the years ended 2016, 2015 and 2014, CUI Global invested $0.8 million, $5.0 million and $1.0 million, respectively, in fixed assets. These investments typically include additions to equipment for engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The 2015 investments in property and equipment included the construction of a new 46,000 square foot state-of-the-art manufacturing/administration/research and development facility in the UK to supplement existing office space at Orbital. The Company anticipates further investment in fixed assets during 2017 in support of its on-going business and continued development of product lines and technologies.

CUI Global invested $0.9 million, $0.1 million, and $0.2 million in other intangible assets during 2016, 2015 and 2014, respectively. These investments typically include product certifications, technology rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. The increase to investments in 2016 was due to an increase in product certifications and an ongoing ERP software implementation at Orbital-UK. The Company expects its investment in other intangible assets will continue throughout 2017.

The Company did not invest in short-term investments classified as held to maturity and did not receive any money from maturities in 2016. In 2015, the Company received $11.1 million from maturities of these investments during the year ended December 31, 2015. The Company invested $12.8 million in short-term investments classified as held to maturity and received $12.4 million from maturities of these investments during the year ended December 31, 2014. These investments included money market securities, certificates of deposit, commercial paper and corporate notes. Investments made by the Company are subject to an investment policy, which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be one year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue.

On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and is included from that date in the Company's Power and Electromechanical segment. As a part of this acquisition strategy, CUI Global, Inc. formed a wholly owned Canadian corporate subsidiary, CUI-Canada, Inc., to receive these acquired assets and liabilities. CUI-Canada, Inc. operations include the design and manufacture assembly of electronic power conversion devices such as AC/DC power supplies, DC/DC power supplies, linear power supplies and uninterruptable power supplies. The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year-end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which included the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration and had a balance of $0.1 million at December 31, 2016.

Financing Activities

See, above, the section entitled Recent Sales of Unregistered Securities for a complete listing of all securities transactions.

During the year ended December 31, 2016, the Company issued payments of $41 thousand against capital leases of motor vehicles and equipment and $85 thousand against the mortgage note payable. Also in 2016, the Company issued payment of $59 thousand toward the contingent liability associated with the Tectrol acquisition.

During the year ended December 31, 2015, the Company issued payments of $32 thousand against capital leases of motor vehicles and equipment and $81 thousand against the mortgage note payable.

During the year ended December 31, 2014, the Company issued payments of $0.1 million against capital leases of motor vehicles and equipment and $77 thousand against the mortgage note payable.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

During 2016, 2015 and 2014, $0.3 million, $0.3 million, and $0.3 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The promissory note terms include a due date of May 15, 2020 and an interest rate of 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.

Please see Note 9. Notes Payable and Note 13. Related Party Transactions for further discussion of these transactions.

Recap of Liquidity and Capital Resources

During the year ended December 31, 2016, the Company continued to invest in Orbital Gas Systems North America in Houston while the CUI-Canada operation was more fully integrated into the Company's Power and Electromechanical segment. As expected in the year following two major additions, cash usage was still more than what it will be when the businesses are fully mature, but improved over the year ended December 31, 2015, when the Company invested for future growth with the acquisition of its Canada operations in the Power and Electromechanical segment, the startup of its Orbital Gas Systems North America operations in the Energy segment along with the investment in the new Orbital U.K. facility. The net cash used in operating activities decreased to $0.8 million from $6.4 million in 2015 with much of that due to decreases in working capital requirements since integrating in and starting the two new operations during the prior year.

The Wells Fargo mortgage promissory note has a balance at December 31, 2016 of $3.4 million due, of which $89 thousand is the current portion. The Wells Fargo promissory note has an interest rate of 2% above LIBOR, payable over ten years, secured by a deed of trust on the purchased property executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase and promissory note, Wells Fargo and the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013 that effectively maximizes the annual interest rate at 6.27%.

The Company's wholly owned subsidiary, CUI, Inc. renewed its two-year revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of $4.0 million line of credit, on October 1, 2016 for an additional two years. The interest rate on any outstanding balance is 1.75% above either the daily one month LIBOR or the LIBOR in effect on the first day of the applicable fixed rate term. The LOC is secured through a security agreement on accounts receivable and equipment, as well as other miscellaneous personal property assets. The LOC contains certain financial covenants, one of which the Company was not in compliance with at December 31, 2016. The Company has obtained a waiver from Wells Fargo Bank for the instance of non-compliance through March 31, 2017, the next measuring date. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. At December 31, 2016, there was no balance outstanding on the line of credit. Wells Fargo Bank has waived the cross-default provision on the promissory note payable owed by CUI Properties for a period beyond one year from the date of this report as it relates to the LOC covenant violation, therefore the note is not considered to be in default and continues to include a portion classified as long term.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($1.9 million at December 31, 2016) that expires on October 5, 2021. The interest rate on the facility is a base rate plus a 2.25% margin. The facility had an interest rate of 2.5% at December 31, 2016. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd. At December 31, 2016, there was no balance outstanding on the overdraft facility.

At December 31, 2016, the Company had cash and cash equivalents balances of $4.6 million. At December 31, 2016 and 2015, the Company had $0.8 million and $0.6 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million and $0.2 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2016 and 2015, the Company held $0.2 million and $0.2 million, respectively, in Japanese foreign bank accounts, $1.0 million and $2.2 million, respectively, in European foreign bank accounts and $0.1 million and $0.3 million, respectively, in Canadian bank accounts.

The following tables present our contractual obligations as of December 31, 2016 (in thousands)

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Capital Lease Obligations
Minimum lease payments	$29	$8	$5	$—	$42

Operating lease obligations
Operating Leases	687	835	61	—	1,583

Notes payable Maturities	89	193	5,516	2,945	8,743
Interest on notes payable (1)	265	530	100	—	895
Total Obligations	$1,070	$1,566	$5,682	$2,945	$11,263

(1) The interest on notes payable includes fixed interest on the related party note payable to IED, Inc. It does not include the variable interest on the mortgage payable. For further information regarding notes payable see Note 9 - Notes Payable.

As of December 31, 2016, the Company had an accumulated deficit of $96.0 million.

The Company expects the revenues from its Power and Electromechanical and Energy segments to help cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operation in Houston to continue to need cash support until it can firmly establish itself. The CUI-Canada operation in the Power and Electromechanical segment acquired in 2015 will also continue to be near break even in the short-term. If revenues and the funds raised in 2012 and in April 2013 through the sales of equity are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding revenue and costs by segment.

(dollars in thousands)	For the Year Ended December 31, 2016
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$58,403	100.0%	$28,058	100.0%	$—	—%	$86,461	100.0%
Cost of revenue	38,059	65.2%	16,141	57.5%	—	—%	54,200	62.7%
Gross Profit	20,344	34.8%	11,917	42.5%	—	—%	32,261	37.3%
Operating expenses:
Selling, general and administrative	16,756	28.7%	12,006	42.8%	5,477	—%	34,239	39.6%
Depreciation and amortization	963	1.6%	1,401	5.0%	2	—%	2,366	2.7%
Research and development	1,873	3.2%	143	0.5%	—	—%	2,016	2.3%
Bad debt	49	0.1%	44	0.2%	—	—%	93	0.1%
Other operating (income) expenses	58	0.1%	(1)	—%	—	—%	57	0.1%
Total operating expenses	19,699	33.7%	13,593	48.5%	5,479	—%	38,771	44.8%
Income (loss) from operations	$645	1.1%	$(1,676)	(6.0)%	$(5,479)	—%	$(6,510)	(7.5)%

(dollars in thousands)	For the Year Ended December 31, 2015
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$58,037	100.0%	$28,203	100.0%	$—	—%	$86,240	100.0%
Cost of revenue	36,287	62.5%	17,661	62.6%	—	—%	53,948	62.6%
Gross Profit	21,750	37.5%	10,542	37.4%	—	—%	32,292	37.4%
Operating expenses:
Selling, general and administrative	16,178	27.9%	12,216	43.4%	4,629	—%	33,023	38.3%
Depreciation and amortization	915	1.6%	1,941	6.9%	6	—%	2,862	3.3%
Research and development	1,707	3.0%	141	0.5%	—	—%	1,848	2.1%
Bad debt	70	0.1%	125	0.4%	—	—%	195	0.2%
Other operating expenses	24	—%	34	0.1%	—	—%	58	0.1%
Total operating expenses	18,894	32.6%	14,457	51.3%	4,635	—%	37,986	44.0%
Income (loss) from operations	$2,856	4.9%	$(3,915)	(13.9)%	$(4,635)	—%	$(5,694)	(6.6)%

(dollars in thousands)	For the Year Ended December 31, 2014
	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$48,675	100.0%	$27,370	100.0%	$—	—%	$76,045	100.0%
Cost of revenue	29,334	60.3%	18,160	66.4%	—	—%	47,494	62.5%
Gross Profit	19,341	39.7%	9,210	33.6%	—	—%	28,551	37.5%
Operating expenses:
Selling, general and administrative	12,936	26.5%	9,019	33.0%	3,969	—%	25,924	34.1%
Depreciation and amortization	712	1.5%	3,482	12.7%	3	—%	4,197	5.5%
Research and development	1,169	2.4%	137	0.5%	—	—%	1,306	1.7%
Bad debt	(88)	(0.2)%	49	0.2%	—	—%	(39)	(0.1)%
Other operating expenses	35	0.1%	24	—%	—	—%	59	0.1%
Total operating expenses	14,764	30.3%	12,711	46.4%	3,972	—%	31,447	41.3%
Income (loss) from operations	$4,577	9.4%	$(3,501)	(12.8)%	$(3,972)	—%	$(2,896)	(3.8)%

Revenue

Revenues by Segment		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$58,403	0.6%	$58,037	19.2%	$48,675
Energy	28,058	(0.5)%	28,203	3.0%	27,370
Other	—	—%	—	—%	—
Total revenues	$86,461	0.3%	$86,240	13.4%	$76,045

2016 compared to 2015

Revenues in 2016 are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the CUI-Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc. Net revenues in 2016 were generally consistent compared to 2015 but would have been more significantly improved except for lower translated Orbital U.K. operations as a result of falling foreign currency rates in the U.K. following the Brexit vote. However, the lower rates did not have a significant effect on operating or net income.

The Power and Electromechanical segment held a backlog of customer orders of approximately $18.1 million as of December 31, 2016 compared to a backlog of customer orders of approximately $19.7 million as of December 31, 2015. At December 31, 2016, the Energy segment held a backlog of customer orders of approximately $12.1 million compared to approximately $12.5 million as of December 31, 2015. In 2016, the Energy segment's Orbital Gas Systems, North America, Inc. subsidiary completed its first full year of operations and made progress on its goals of self-sustainability with four consecutive quarters of revenue growth. The Company intends to grow this product line to become a major portion of Orbital’s revenue going forward.

CUI, Inc. introduced 968 new products during the year ended 2016 compared to 838 new products during the year ended 2015. The continued product expansion and moving smaller sales through the distribution channel is expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and continued product introductions in efforts to have CUI products designed into new projects.

2015 compared to 2014

Revenues are attributable to continued sales and marketing efforts, sales through the distribution channel customers, and the addition in March 2015 of CUI-Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, the addition of a third distribution channel, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment held a backlog of customer orders of approximately $19.7 million as of December 31, 2015 compared to a backlog of customer orders of approximately $12.5 million as of December 31, 2014. At December 31, 2015, Orbital held a backlog of customer orders of approximately $12.5 million compared to approximately $15.9 million as of December 31, 2014.

CUI, Inc. introduced 838 new products during the year ended 2015 compared to 937 new products during the year ended 2014.

Cost of Revenue

Cost of Revenues by Segment		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$38,059	4.9%	$36,287	23.7%	$29,334
Energy	16,141	(8.6)%	17,661	(2.7)%	18,160
Other	—	—%	—	—%	—
Total cost of revenues	$54,200	0.5%	$53,948	13.6%	$47,494

2016 compared to 2015

The cost of revenues as a percentage of revenue remained consistent at 63% during the years ended December 31, 2016 and 2015. The cost of revenues as a percentage of revenue was due to the offsetting factors of improved product mix including an increased volume of higher margin GasPT sales in the Energy segment, which were offset by lower margins in the Power and Electromechanical segment. As a result of the improved product mix in the Energy segment, for the year ended December 31, 2016, the cost of revenues as a percentage of revenue dropped 5 percentage points from 63% to 58%. This improvement helped to offset lower margins incurred in the Power and Electromechanical segment as the segment's cost of revenues as a percentage of revenue increased slightly to 65% from 63%.

2015 compared to 2014

The increase to costs of revenue in the Power and Electromechanical segment during 2015 compared to 2014 is primarily the result of the increase in sales. The decrease in the Energy segment was due to a better product mix in 2015 compared to 2014 as well as cost reductions associated with bio-methane projects that had increased costs during 2014. As a percentage of revenues, the cost of revenue remained generally consistent at 62.6% compared to 62.5% for 2014. The consolidated cost of revenues was consistent as a percent of revenues due to offsetting factors. The Power and Electromechanical segment had higher costs as a percent of revenues in 2015 due to higher costs as we transitioned manufacturing to our new Canada plant while the Energy segment had lower costs as a percent of revenues due to the improved product mix and cost reductions associated with bio-methane projects.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expense by Segment		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$16,756	3.6%	$16,178	25.1%	$12,936
Energy	12,006	(1.7)%	12,216	35.4%	9,019
Other	5,477	18.3%	4,629	16.6%	3,969
Total SG&A	$34,239	3.7%	$33,023	27.4%	$25,924

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations.

2016 compared to 2015

During the year ended December 31, 2016, SG&A increased $1.2 million compared to the prior-year comparative period. The increase for the year is largely due to $0.6 million in severance costs incurred in the Power and Electromechanical segment for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment during the year ended December 31, 2016. Increased audit and accounting fees in the year ended December 31, 2016 of $0.7 million, included in the Other category contributed to the increased SG&A. Partially offsetting the increased SG&A for the year ended December 31, 2016 was a $0.3 million decrease in non-severance-related SG&A associated with the activities of Orbital Gas Systems, North America, Inc., which opened in January 2015 and had increased start-up related costs in its first three months of operations. The remaining increases in SG&A during the year ended December 31, 2016 were associated with the ongoing activities to reach new customers, promote new product lines including Novum, ICE Block, GasPT, IRIS and VE-Probe, and new product introductions partially offset by foreign currency translation decreases at Orbital-UK. SG&A increased to 40% of total revenue compared to 38% of total revenue during the year ended December 31, 2016.

2015 compared to 2014

For year ended December 31, 2015 compared to the same period in 2014, SG&A expenses increased $7.1 million. The increase during 2015 is primarily associated with the addition of the SG&A activities of Orbital Gas Systems, North America, Inc., which opened in Houston, Texas in January 2015 and accounted for approximately $4.0 million of additional SG&A. Partially offsetting this increase in the Energy segment expense was a $0.7 million charge during the third quarter of 2014 of equity compensation expense for strategic consulting services that did not recur in 2015. In addition, the operations related to CUI-Canada, which was acquired in March 2015, accounted for approximately $1.1 million of the increase in SG&A during the period. The remaining increases in SG&A are associated with the ongoing activities to reach new customers, promote our product lines including Novum, GasPT, IRIS and VE-Probe, and new product introductions. As a percentage of total revenue, SG&A increased during 2015 to 38% from 34% during the prior-year comparable period due primarily to the additional costs related to the new operations in Houston and Canada.

The Company anticipates the amount of our sales and marketing expenditures and general and administrative expenses will remain consistent with 2016 levels.

Depreciation and Amortization

Depreciation and Amortization		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$1,445	14.9%	$1,258	33.7%	$941
Energy	1,401	(28.0)%	1,945	(44.4)%	3,498
Other	2	(66.7)%	6	100.0%	3
Total depreciation and amortization	$2,848	(11.2)%	$3,209	(27.8)%	$4,442

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets. The above table includes $0.5 million, $0.3 million and $0.2 million of depreciation and amortization, in 2016, 2015 and 2014, respectively that was included in cost of sales in the Power and Electromechanical segment and less than $0.1 million of depreciation and amortization included in cost of sales in the Energy segment in both 2015 and 2014.

2016 compared to 2015

Depreciation and amortization decreased for the year ended December 31, 2016 compared to the comparable period in 2015 as the intangible asset associated with the order backlog acquired with Orbital-UK was fully amortized during the first quarter of 2015 and U.K. assets were depreciated at lower foreign currency rates in 2016 compared to 2015. The increase in depreciation and amortization at the Power and Electromechanical segment was due to additional product certification investments in 2016 and the purchase of CUI-Canada in March 2015, which meant that 2016 had two more months of CUI-Canada depreciation than in 2015.

2015 compared to 2014

Depreciation and amortization decreased in 2015 compared to 2014 as the intangible asset associated with the order backlog acquired with Orbital-UK was fully amortized during the first quarter of 2015.

Research and Development

Research and Development		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$1,873	9.7%	$1,707	46.0%	$1,169
Energy	143	1.4%	141	2.9%	137
Other	—	—%	—	—%	—
Total research and development	$2,016	9.1%	$1,848	41.5%	$1,306

The research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of Novum Advanced Power technologies including digital POLs, ICE Block, AMT Capacitive Encoders and towards the development of the GasPT and VE technologies. The Company expects that 2017 research and development expenses will be consistent with 2016 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Impairment Loss

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. There were approximately $0, $4 thousand, and $32 of impairment expenses recorded by the Company in 2016, 2015, and 2014, respectively.

Bad Debt

Bad Debt Expense		Percent		Percent
(dollars in thousands)	2016	Change	2015	Change	2014
Power and Electromechanical	$49	(30.0)%	$70	(179.5)%	$(88)
Energy	44	(64.8)%	125	155.1%	49
Other	—	—%	—	—%	—
Total Bad Debt Expense	$93	(52.3)%	$195	(600.0)%	$(39)

Bad debt expenses in 2016, 2015 and 2014 represents less than ½% of total revenues and relates to miscellaneous receivables, which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible.

Other Income (expense)

	2016	Percent Change	2015	Percent Change	2014
Foreign exchange gain (loss)	$(423)	8.2%	$(391)	279.6%	$(103)
Earnings from investment	—	(100.0)%	53	8.2%	49
Interest income	16	(57.9)%	38	(73.8)%	145
Unrealized gain (loss) on derivative	113	465.0%	20	(111.6)%	(172)
Amortization of investment premiums and discounts	—	(100.0)%	(15)	(80.0)%	(75)
Other, net	43	22.9%	35	6.1%	33
Total Other income (expense)	$(251)	(3.5)%	$(260)	111.4%	$(123)

Investment Income

The Company recognized investment income on equity investment in an affiliate of $0 in 2016, $53 thousand in the first 9 months of 2015 and, $49 thousand for the year ended December 31, 2014. The Company discontinued the equity method of accounting for its investment as of October 1, 2015. During the three months ended March 31, 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $19 thousand of interest income from the note in the year ended December 31, 2016. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of December 31, 2016 and concluded that no allowance was necessary. For more information on this investment, see Note 2, Summary of Significant Accounting Policies - Investment and Note Receivable, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Interest Expense

The Company incurred $0.5 million, $0.4 million, and $0.5 million of interest expense during 2016, 2015 and 2014, respectively. Interest expense is for interest on the secured note, secured promissory note, and bank working capital loans. The decrease in 2015 is due primarily to interest capitalized as part of the construction of the manufacturing/administration/research and development facility in the U.K. for Orbital. See Note 15, Capitalized Interest, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Provision (benefit) for taxes

2016 compared to 2015

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against the Company's U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not. In 2016, a net expense of $38 thousand, was recorded to the income tax provision for the year ended December 31, 2016 resulting in an effective tax rate of (0.5%) compared to a $0.4 million tax benefit for the year ended December 31, 2015 and an effective tax rate of 6.4%. For the year ended December 31, 2016, the income tax provision primarily represents state minimum taxes and taxes on a profitable foreign jurisdiction, whereas, for the year ended December 31, 2015, the income tax benefit primarily represents benefits from foreign net operating losses partially offset by state minimum taxes and taxes on profitable foreign jurisdictions. As of December 31, 2016, we have federal, state and foreign net operating loss carry forwards of approximately $56.6 million, $55.1 million, and $0.7 million, respectively, and for which the Federal and state net operating loss carry-forwards will expire between 2018 and 2036.

See Note 16, "Income Taxes," of the condensed consolidated financial statements in Part II - Item 8, "Financial Statements and supplementary data."

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

Consolidated Net Loss

2016 compared to 2015

The Company had a net loss of $7.3 million for the year ended December 31, 2016 compared to a net loss of $6.0 million for the year ended December 31, 2015. The increase in the consolidated net loss for 2016 was primarily the result of increased selling, general and administrative expenses, and increased tax expense.

2015 compared to 2014

The Company had a net loss of $6.0 million for the year ended December 31, 2015 compared to a net loss of $2.8 million for the year ended December 31, 2014. The consolidated net loss for 2015 was primarily the result of increased selling, general and administrative expenses related to the opening of the Orbital Gas Systems, North America, Inc. facility in January 2015 and the addition of CUI-Canada, Inc. in March 2015 as well as the ongoing amortization of intangible assets related to the Orbital-UK acquisition and Tectrol, Inc. acquisition.

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2016, 2015 and 2014, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended December 31, 2016, 2015 and 2014:

	U.S. Dollars	British Pound Sterling	Canadian Dollar (1)	Japanese Yen
Fiscal year ended December 31, 2016
Revenues	72%	27%	—%	1%
Operating expenses	67%	25%	7%	1%
Fiscal year ended December 31, 2015 (2)
Revenues	69%	29%	1%	1%
Operating expenses	66%	27%	6%	1%
Fiscal year ended December 31, 2014
Revenues	63%	36%	—%	1%
Operating expenses	61%	38%	—%	1%

(1) On March 5, 2015, the Company closed on an asset purchase agreement to acquire the assets of Tectrol, Inc. (CUI-Canada) which was effective March 1, 2015.

(2) Reflects revision to total revenues that reduced U.S dollar revenues in 2015 - See Note 2 - Summary of Significant Accounting Policies - Revisions

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

The Company has trade receivable and revenue concentrations with large customers, which include a large concentration of trade receivables and revenues in the United Kingdom.

Item 8.  Financial Statements and Supplementary Data

CUI Global, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CUI Global, Inc.

Tualatin, Oregon

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUI Global, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CUI Global Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 14, 2017

CUI Global, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(in thousands except share and per share data)	December 31,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$4,617	$7,267
Trade accounts receivable, net of allowance of $151
and $90, respectively	9,375	14,685
Inventories, net of allowance of $774 and $483, respectively	13,202	12,321
Costs in excess of billings	2,735	1,571
Prepaid expenses and other	2,174	2,313
Total current assets	32,103	38,157
Property and equipment, less accumulated depreciation of
$3,299 and $3,126 respectively	10,952	11,950
Goodwill	20,125	21,527
Other intangible assets, less accumulated amortization of $9,438
and $8,999, respectively	16,201	18,746
Investment	—	385
Note receivable, less current portion	362	—
Deposits and other assets	100	83
Total assets	$79,843	$90,848

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$6,170	$5,806
Mortgage note payable, current portion	89	85
Capital lease obligation, current portion	28	41
Accrued expenses	4,542	5,222
Billings in excess of costs	1,977	2,190
Unearned revenue	4,932	3,711
Total current liabilities	17,738	17,055

Long term mortgage note payable, less current portion	3,350	3,439
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	12	29
Derivative liability	467	580
Deferred tax liabilities	4,120	4,533
Other long-term liabilities	217	392
Total liabilities	31,208	31,332

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized;
no shares issued at December 31, 2016 or 2015	-	-
Common stock, par value $0.001; 325,000,000 shares
authorized; 20,916,848 shares issued and outstanding at
December 31, 2016 and 20,806,219 shares issued and
outstanding at December 31, 2015	21	21
Additional paid-in capital	150,174	149,639
Accumulated deficit	(95,970)	(88,704)
Accumulated other comprehensive income (loss)	(5,590)	(1,440)
Total stockholders' equity	$48,635	$59,516
Total liabilities and stockholders' equity	$79,843	$90,848

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share amounts)
	2016	2015	2014
Total revenues	$86,461	$86,240	$76,045
Cost of revenues	54,200	53,948	47,494
Gross profit	32,261	32,292	28,551
Operating expenses:
Selling, general and administrative	34,239	33,023	25,924
Depreciation and amortization	2,366	2,862	4,197
Research and development	2,016	1,848	1,306
Provision for (credit to) bad debt	93	195	(39)
Other operating expenses	57	58	59
Total operating expenses	38,771	37,986	31,447
Loss from operations	(6,510)	(5,694)	(2,896)

Other expense	(251)	(260)	(123)
Interest expense	(467)	(441)	(508)
Loss before taxes	(7,228)	(6,395)	(3,527)
Income tax expense (benefit)	38	(408)	(726)
Net loss	$(7,266)	$(5,987)	$(2,801)
Basic and diluted weighted average common and common
equivalent shares outstanding	20,897,812	20,792,494	20,658,634
Basic and diluted (loss) per common share	$(0.35)	$(0.29)	$(0.14)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Net loss	$(7,266)	$(5,987)	$(2,801)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,150)	(1,708)	(1,570)
Comprehensive loss	$(11,416)	$(7,695)	$(4,371)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2013	20,566,663	$21	$146,615	$(79,916)	$1,838	$68,558
Options granted for services and compensation	—	—	712	—	—	712
Common stock issued for exercises of options	31,850	—	—	—	—	—
Common stock issued for compensation, services and royalty payments	142,745	—	1,032	—	—	1,032
Common stock issued for accrued expenses and accrued royalties	6,482	—	39	—	—	39
Net loss for the year ended December 31, 2014	—	—	—	(2,801)	—	(2,801)
Other comprehensive loss	—	—	—	—	(1,570)	(1,570)
Balance, December 31, 2014	20,747,740	21	148,398	(82,717)	268	65,970
Options granted for services and compensation	—	—	478	—	—	478
Common stock issued for exercises of options	122	—	—	—	—	—
Common stock issued and to be issued for compensation, services, and royalty payments	58,357	—	763	—	—	763
Net loss for the year ended December 31, 2015	—	—	—	(5,987)	—	(5,987)
Other comprehensive loss	—	—	—	—	(1,708)	(1,708)
Balance, December 31, 2015	20,806,219	21	149,639	(88,704)	(1,440)	59,516
Options granted for services and compensation	—	—	227	—	—	227
Common stock issued for exercises of options	718	—	—	—	—	—
Common stock issued for compensation, services and royalty payments	109,911	—	308	—	—	308
Net loss for the year ended December 31, 2016	—	—	—	(7,266)	—	(7,266)
Other comprehensive loss	—	—	—	—	(4,150)	(4,150)
Balance, December 31, 2016	20,916,848	$21	$150,174	$(95,970)	$(5,590)	$48,635

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,266)	$(5,987)	$(2,801)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Depreciation	925	854	786
Amortization of intangibles	1,923	2,355	3,656
Amortization of investment premiums and discounts	—	15	75
Non-cash Royalties, net (see Note 2 - Investment and note receivable)	19	—	—
Stock and options issued for compensation, royalties and services	734	1,267	1,686
Unrealized (Gain) loss on derivative	(113)	(20)	172
Non-cash earnings on equity method investment	—	(53)	(49)
Provision for (credit to) bad debt expense and returns allowances	93	192	(91)
Deferred income taxes	(107)	(534)	(674)
Impairment of intangible assets	—	4	32
Inventory reserve	312	94	(148)
Loss on disposal of assets	57	54	26
Other, net	—	(5)	—

(Increase) decrease in operating assets:
Trade accounts receivable	4,432	(3,323)	(1,378)
Inventories	(1,672)	(3,708)	210
Costs in excess of billings	(1,454)	(1,612)	(1,347)
Prepaid expenses and other current assets	105	(856)	(971)
Deposits and other assets	(25)	68	19
Increase (decrease) in operating liabilities:
Accounts payable	495	2,050	(237)
Accrued expenses	(518)	1,847	353
Contingent consideration	(54)	—	—
Unearned revenue	1,179	2,204	505
Billings in excess of costs	162	(1,307)	(2,938)
NET CASH USED IN OPERATING ACTIVITIES	(773)	(6,401)	(3,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of contingent consideration (Note 4)	—	(4,285)	—
Deposits for property and equipment	—	—	(62)
Purchase of property and equipment	(824)	(5,045)	(953)
Proceeds from sale of property and equipment	27	17	—
Investments in other intangible assets	(850)	(128)	(167)
Purchase of short term investments held to maturity	—	—	(12,767)
Maturities of short term investments held to maturity	—	11,145	12,401
Receipts from deferred property grant	—	425	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,647)	2,129	(1,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(41)	(32)	(108)
Payments on notes and loans payable	(85)	(81)	(77)
Payments on contingent consideration	(59)	—	—
NET CASH (USED IN) FINANCING ACTIVITIES	(185)	(113)	(185)

Effect of exchange rate changes on cash	(45)	(52)	(25)
Net decrease in cash and cash equivalents	(2,650)	(4,437)	(4,872)
Cash and cash equivalents at beginning of year	7,267	11,704	16,576
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,617	$7,267	$11,704
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$211	$44	$374
Interest paid, net of capitalized interest	$469	$440	$509
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and issuable for royalties payable pursuant to product agreements, related party	$38	$22	$13
Contingent consideration recorded in acquisition	$—	$216	$—
Common stock issued and to be issued for consulting services and compensation in common stock	$270	$741	$1,019
Exchange of investment in TPI in return for note receivable (Note 2)	$385	$—	$—
Accrued property and equipment purchases at December 31	$45	$99	$9
Accrued investment in other intangible assets at December 31	$48	$50	$—
Deposits for property and equipment purchases in accounts payable at December 31	$—	$—	$62
Assets acquired via capital leases	$19	$—	$75
Conversion of accrued liabilities to common stock	$—	$—	$39

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CUI Global Inc. (CUI Global) is a platform company composed of two segments, the Power and Electromechanical segment and the Energy segment.

The Power and Electromechanical segment is made up of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; and CUI-Canada, based in Toronto, Canada. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

The Power and Electromechanical segment defines its product offerings into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions, which includes Novum and ICE Block. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

The Company’s Energy segment is made up of the Orbital Gas Systems Ltd subsidiary (Orbital-UK) and the Orbital Gas Systems, North America, Inc. subsidiary, collectively referred to as "Orbital." This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital-UK, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary, to represent the Energy segment in the North American market. GasPT® and VE technology products are sold through Orbital.

During the year ended December 31, 2016, total revenues at CUI Global consisted of 68% from the Power and Electromechanical segment and 32% from the Energy segment.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI, Inc., CUI Japan, CUI-Canada (included since March 1, 2015), CUI Properties, LLC, Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. (included since January 1, 2015) hereafter referred to as the ‘‘Company.’’ Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company determines when a financial instrument transfers between levels based on management’s judgment of the significance of unobservable inputs used to calculate the fair value of the financial instrument.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, costs in excess of billings, prepaid expense and other assets, accounts payable, accrued liabilities, billings in excess of costs, unearned revenue, and other liabilities reflected in the accompanying balance sheet approximate fair value at December 31, 2016 and 2015 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2016 and 2015, the Company had $0.8 million and $0.6 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.2 million and $0.2 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2016 and 2015, the Company held $0.2 million and $0.2 million, respectively, in Japanese foreign bank accounts and $1.0 million and $2.2 million, respectively, in European foreign bank accounts and $0.1 million and $0.3 million, respectively, in Canadian bank accounts.

Investment and Note Receivable

Test Products International, Inc. ("TPI") is a provider of handheld test and measurement equipment. Through the acquisition of CUI, Inc., the Company obtained 352,589 common shares (representing an 8.94% interest from January 1 to March 31, 2014 and 8.5% thereafter). Through September 30, 2015, CUI Global enjoyed a close association with TPI through common related parties, IED, Inc. and James McKenzie as well as through participation that allowed for a significant amount of influence over TPI’s business decisions. Accordingly, through September 30, 2015, for financial statement purposes, the Company recognized its investment in TPI under the equity method.

Subsequent to September 30, 2015, CUI Global and its common related parties were unable to obtain a timely financial report, which was inconsistent with prior periods, evidencing a reduction in the influence of CUI Global over TPI. Based on this change in influence, and CUI Global’s level of technical control through its 8.5% equity interest, management determined that effective with the quarter ended December 31, 2015 that CUI Global no longer had significant influence over TPI. Accordingly, the Company's investment in TPI was accounted for under the cost method in the fourth quarter of 2015. During the three months ended March 31, 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $19 thousand of interest income from the note for the year ended December 31, 2016. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of December 31, 2016 and concluded that no allowance was necessary.

Presented below are the equity method earnings through nine months ended September 30, 2015 and for the year ended December 31, 2014 - the periods that CUI Global had significant influence over TPI:

	For the
(in thousands)	Nine Months Ended September 30,	For the Year Ended December 31,
	2015	2014
Revenues	$10,718	$14,468
Operating income	674	872
Net profit	621	767
Other comprehensive profit (loss):
Foreign currency translation adjustment	—	—
Comprehensive net profit	$621	$767
Company share of Net Profit	$53	$49

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales including present amounts due to contracts accounted for under percentage of completion method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0.2 million and $90 thousand at December 31, 2016 and 2015, respectively, is considered adequate. The reserve in both periods takes into account aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI, Inc. foreign customer receivable balances in effort to further reduce credit risk exposure. Activity in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	Year ended December 31,
	2016	2015	2014
Allowance for doubtful accounts, beginning of year	$90	$254	$285
Charge to costs and expenses	93	192	(91)
Deductions	(32)	(356)	60
Allowance for doubtful accounts, end of year	$151	$90	$254

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2016, and 2015, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Manufactured inventory includes material, labor and overhead. Inventory by category at December 31, 2016 and December 31, 2015 consists of:

(in thousands)

	December 31, 2016	December 31, 2015 (1)
Finished goods	$9,684	$8,278
Raw materials	3,357	3,637
Work-in-process	935	889
Inventory reserves	(774)	(483)
Total inventories	$13,202	$12,321

(1) At December 31, 2015, CUI-Canada inventory reserves of $97 thousand were reclassified from raw materials to inventory reserves and $246 thousand of prepaid expenses at CUI Inc. were reclassified to raw materials inventory.

Activity in inventory reserves for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	Year ended December 31,
	2016	2015	2014
Inventory reserves, beginning of year	$483	$394	$550
Charge to costs and expenses	312	94	(148)
Deductions	(21)	(5)	(8)
Inventory reserves, end of year	$774	$483	$394

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

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives for buildings, improvements, furniture, vehicles, and equipment are as follows:

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

The following are the estimated useful life for the intangible assets:

Estimated
Useful
Life
Finite-lived intangible assets
Order backlog	2 years
Trade name - Orbital	10 years
Trade name - V-Infinity	5 years
Trade name - CUI-Canada	3 years
Customer list – Orbital	10 years
Customer list – CUI-Canada	7 years
Technology rights	20 years (1)
Technology-Based Asset - Know How	12 years
Technology-Based Asset - Software	10 years
Technology-Based Asset - Power	7 years
Software	3 to 5 years (2)
Patents	See endnote (3)
Other intangible assets	See endnote (4)

Indefinite-lived intangible assets
Trade name – CUI	See endnote (5)
Customer list – CUI	See endnote (5)
Patents pending technology	See endnote (5)

(1)	Technology rights are amortized over a 20-year life or the term of the rights agreement.
(2)	Software assets are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives.
(3)	Patents are amortized over the life of the patent. Any patents not approved will be expensed at that time.
(4)	Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.
(5)	Indefinite-lived intangible assets are reviewed annually for impairment and when circumstances suggest.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2016, followed the guidance in ASC 350-30-35-18A and 18B. The Company performed a qualitative and quantitative analysis of goodwill and a qualitative analysis of its indefinite-lived intangibles at May 31, 2016, and determined there was no impairment of indefinite-lived intangibles and goodwill.

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

As detailed in ASC 350-20-35-3A, in performing its testing for goodwill, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the intangibles and goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. In 2016, 2015 and 2014, the analysis, determined that there was no impairment necessary to goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with ASU 2011-08. On a periodic basis, we will also perform a quantitative analysis of goodwill impairment and in 2016, in addition to the qualitative analysis, we performed a quantitative analysis of goodwill impairment. No impairment of goodwill was required.

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At December 31, 2016 and December 31, 2015, accrued expenses of $4.5 million and $5.2 million, respectively, included $1.1 million and $1.9 million, respectively, of accrued inventory payable. The 2015 accrued inventory amount was reclassified to conform with the 2016 presentation.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the years ended December 31, 2016, 2015 and 2014, the Company had an unrealized gain of $113 thousand, an unrealized gain of $20 thousand and an unrealized loss of approximately $172 thousand, respectively, related to the derivative liabilities.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

Stock-Based Compensation

The Company records its stock-based compensation expense under our stock option plans and also issues stock for services. The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the vesting period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes option pricing model. The underlying assumptions used in the Black-Scholes option pricing model by the Company are taken from publicly available sources including: (1) volatility, which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research and data website; and (4) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for CUI Global that best reflect the expected volatility for determining the fair value of our stock options. Due to the significant changes to the Company, including the 2013 equity raise, acquisition of Orbital, increased institutional ownership and other such factors that have impacted volatility, the volatility period utilized for 2014 option grant valuations used a historical period to January 1, 2013. The Company may change its expected volatility factor to include a longer historical period as the Company has remained consistent with regards to the aforementioned factors.

See Note 12 - Stockholders' Equity for additional disclosure and discussion of the employee stock plan and activity.

Common stock, stock options and common stock warrants issued to other than employees or directors are also recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, ‘‘Equity – Based Payments to Non-Employees.’’ In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the ‘‘valuation date,’’ which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the performance completion date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed based off an estimate of the fair value of the stock award as valued under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock issued to other than employees or directors subject to performance (performance based awards) require interpretation to include ASC 505-50-30-13 as to when the counterparty’s performance is complete based on delivery, or other relevant performance criteria in accordance with the relevant agreement. When performance is complete, the common stock is issued and the expense recorded on the basis of their value as required by FASB ASC 505 on the date the performance requirement is achieved.

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. CUI, Inc., Orbital Gas Systems, North America, and CUI Global made total employer contributions, net of forfeitures, of $0.4 million, $0.4 million, and $0.3 million for 2016, 2015 and 2014, respectively.

Orbital operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital contributes to its plan the equivalent of 5% of the employee's salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $0.3 million, $0.3 million and $0.3 million during 2016, 2015, and 2014, respectively.

Revenue Recognition

Power and Electromechanical segment

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection, which inhibit revenue recognition unless they can be reasonably estimated as we cannot assert the price is fixed and determinable and estimate returns. For one distributor that comprises 19% of consolidated revenue, we have such history and ability to estimate and therefore recognize revenue upon sale to the distributor and record a corresponding reserve for the estimated returns. For three different distributor arrangements that together represents 10% of consolidated revenue, we do not have sufficient history to reasonably estimate price protection reserve and the right of return and accordingly defer revenue and the related costs until such time as the distributor resells the product.

Energy segment

For Production-type contracts meeting the Company’s minimum threshold, revenues and related costs on these contracts are recognized using the ‘‘percentage of completion method’’ of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (‘‘ASC 605-35’’). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. The Company captures certain job costs as work progresses, including labor, material and costs not invoiced. Margin adjustments are made as information pertaining to contracts changes. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. The amount of costs not invoiced is captured to ensure an estimated margin consistent with that expected at the completion of the project. In the event a loss on a contract is foreseen, the Company recognizes the loss when it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as ‘‘Costs in excess of billings,’’ an asset account, or ‘‘Billings in excess of costs,’’ a liability account. At December 31, 2016, the Costs in excess of billings balance was $2.7 million and the Billings in excess of costs balance was approximately $2.0 million.

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

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were approximately $23 thousand, $48 thousand, and $42 thousand, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively. The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. At December 31, 2016 and 2015, the balance of approximately $52 thousand and $50 thousand, respectively, for warranty reserve liability is included in accrued expenses on the balance sheet.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 were $1.7 million, $1.4 million, and $1.3 million, respectively. In addition to these advertising costs, the Company also incurs advertising related costs for advertising completed in partnership with our distributors. These costs are offset against revenues. During 2016, 2015 and 2014, the advertising costs offset against revenues were $0.3 million, $0.4 million, and $0.3 million, respectively.

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

Valuation allowances have been established against all domestic based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  In future periods, tax benefits and related domestic deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company has not provided for valuation allowances on deferred tax assets in any other jurisdiction.

The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense.

CUI Global files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2016, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2013.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2016, 2015 and 2014, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for the three years were excluded from the calculation of diluted net loss per share for each of the three years. Accordingly, diluted net loss per share is the same as basic net loss per share for 2016, 2015 and 2014. The weighted average shares outstanding included 25,811 and 61,548 of shares that are considered outstanding, but unissued as of December 31, 2016 and 2015, respectively, for shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT devices and unpaid equity share bonuses in 2016 and 2015, and unpaid director compensation in 2015.

The following table summarizes the number of stock options outstanding excluding amounts applicable to contingent conversion option at December 31, 2016, 2015 and 2014, which may dilute future earnings per share.

	2016	2015	2014
Options, outstanding	966,681	970,847	998,432

Any common shares issued as a result of stock options or warrants would come from newly issued common shares, from our remaining authorized shares.

The following is the calculation of basic and diluted earnings per share for the three years ended December 31, 2016, 2015, and 2014.

(in thousands except share and per share amounts)
	2016	2015	2014
Net loss	$(7,266)	$(5,987)	$(2,801)
Basic and diluted weighted average number of shares outstanding	20,897,812	20,792,494	20,658,634
Basic loss per common share	$(0.35)	$(0.29)	$(0.14)
Diluted loss per common share	$(0.35)	$(0.29)	$(0.14)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2016, 2015 and 2014 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

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

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Management has identified six operating segments based on the activities of the Company in accordance with the ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Power and Electromechanical, Energy and Other. The Power and Electromechanical segment is focused on the operations of CUI, Inc., CUI-Canada, Inc. and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Energy segment is focused on the operations of Orbital Gas Systems Ltd. and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity.

The following information represents segment activity as of and for the year ended December 31, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$58,403	$28,058	$—	$86,461
Depreciation and amortization (1)	1,445	1,401	2	2,848
Interest expense	221	6	240	467
Income (loss) from operations	645	(1,676)	(5,479)	(6,510)
Segment assets	49,830	29,632	381	79,843
Other intangibles assets, net	9,262	6,939	—	16,201
Goodwill	13,083	7,042	—	20,125
Expenditures for segment assets (2)	1,032	642	—	1,674

The following information represents segment activity as of and for the year ended December 31, 2015:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$58,037	$28,203	$—	$86,240
Depreciation and amortization (1)	1,258	1,945	6	3,209
Earnings on equity method investment	53	—	—	53
Interest expense	226	4	211	441
Income (loss) from operations	2,856	(3,915)	(4,635)	(5,694)
Segment assets	51,600	37,029	2,219	90,848
Other intangibles assets, net	9,577	9,167	2	18,746
Goodwill	13,077	8,450	—	21,527
Expenditures for segment assets (2)	859	4,314	—	5,173

The following information represents segment activity as of and for the year ended December 31, 2014:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$48,675	$27,370	$—	$76,045
Depreciation and amortization (1)	941	3,498	3	4,442
Earnings on equity method investment	49	—	—	49
Interest expense	232	11	265	508
Income (loss) from operations	4,577	(3,501)	(3,972)	(2,896)
Segment assets	44,127	35,010	13,917	93,054
Other intangibles assets, net	8,482	11,295	8	19,785
Goodwill	13,021	8,866	—	21,887
Expenditures for segment assets (2)	913	269	—	1,182

(1)	For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization totals included $0.5 million, $0.3 million and $0.2 million, respectively that were classified as cost of revenues in the Consolidated Statements of Operations.
(2)	Includes purchases of property, plant and equipment and the investment in other intangible assets. Excludes amounts for the CUI – Canada, Inc. acquisition in 2015.

The following information represents revenue by country for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31
(in thousands)	2016		2015		2014
	Amount	%	Amount	%	Amount	%
USA	$46,514	54%	$46,641	54%	$37,051	49%
United Kingdom	17,337	20%	21,407	25%	25,921	34%
China	5,930	7%	4,950	6%	4,980	6%
All Others	16,680	19%	13,242	15%	8,093	11%
Total	$86,461	100%	$86,240	100%	$76,045	100%

The following information represents long-lived assets (excluding deferred tax assets) by country as of December 31, 2016 and 2015.

( in thousands)

	2016	2015
USA	$28,089	$27,400
United Kingdom	18,431	23,006
Other	1,205	2,261
	$47,725	$52,667

Reclassifications

On the 2015 Consolidated Statement of Cash Flows, purchases of property and equipment were decreased by $92 thousand and investments in other intangibles were decreased by $50 thousand with the offsetting uses of cash reclassified to increase (decrease) in accounts payable ($76) thousand and increase (decrease) in accrued expenses ($66) thousand in operating activities for the year ended December 31, 2015. Also on the Consolidated Statement of Cash Flows for 2015, there was a reclassification of $97 thousand from (increase) decrease in inventory to inventory reserve in the adjustments to reconcile net (loss) to net cash provided by (used in) operating activities. On the 2014 Consolidated Statement of Cash Flows, purchases of property and equipment were increased by $11 thousand and investments in other intangibles were increased by $9 thousand with the offsetting $20 thousand cash provision reclassified to increase (decrease) in accounts payable in operating activities for the year ended December 31, 2014. The impact of these reclassifications on Operating, Investing and Financing Activities in the Consolidated Statement of Cash Flows were as follows:

(in thousands)	2015	2015	2015
	Original	Reclassified	Change
Operating activities	$(6,259)	$(6,401)	$142
Investing activities	1,987	2,129	(142)
Financing activities	(113)	(113)	—
Effect of exchange rate changes on cash	(52)	(52)	—
Net (decrease) increase in cash and cash equivalents	$(4,437)	$(4,437)	$—

(in thousands)	2014	2014	2014
	Original	Reclassified	Change
Operating activities	$(3,134)	$(3,114)	$(20)
Investing activities	(1,528)	(1,548)	20
Financing activities	(185)	(185)	—
Effect of exchange rate changes on cash	(25)	(25)	—
Net (decrease) increase in cash and cash equivalents	$(4,872)	$(4,872)	$—

Revisions

The following immaterial revisions made to prior financial statements were related to sales of raw material components to a vendor that in turn, sold finished goods inventory to the Company that included the raw material components that we had sold to the vendor. For the year ended December 31, 2015, total revenues and cost of revenues were both decreased by $427 thousand, which is the amount of sales of raw material components to the vendor. In addition, at December 31, 2015, $246 thousand was reclassified from prepaid expenses to raw materials inventory related to inventory sold to the vendor that had not yet been processed by the vendor. On the cash flow, for the year ended December 31, 2015, $246 thousand was reclassified from a use of cash for an increase in prepaid expenses to a use of cash for an increase in inventory. These revisions had no effect on gross profit, operating and net loss or net cash flows used in operating activities.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the goodwill impairment test by eliminating Step 2 from the test among other technical changes intended to streamline the impairment test. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition.

The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and may early adopt as early as its first annual or interim impairment testing date following January 1, 2017. The Company has not yet decided whether it will early adopt.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional note disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 15, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application is permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements. After initial evaluation, the Company expects to implement using the full retrospective method. The Company plans to finalize the new methodology in the second quarter of 2017 in preparation for implementation in the first quarter of 2018. The Company expects to utilize certain practical expedients in its implementation of the revenue standard.

3.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2016 and December 31, 2015, respectively, was as follows:

(In thousands)
December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$467	$—	$467
Contingent consideration	—	—	103	103
Total liabilities	$—	$467	$103	$570

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,915	$—	$—	$1,915
Total assets	$1,915	$—	$—	$1,915
Derivative instrument payable	$—	$580	$—	$580
Contingent consideration	—	—	216	216
Total liabilities	$—	$580	$216	$796

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent
consideration
Balance at December 31, 2015	$216
Payment	(59)
Quarterly fair value adjustment	(54)
Balance at December 31, 2016	$103

There were no transfers between Level 3 and Level 2 in 2016 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. Based on the Company’s fourth quarter 2016 analysis, the Company adjusted the current value of the contingent consideration based on updated revenue projections.

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

The purchase price for the acquisition of the assets was $5.2 million subject to good faith adjustments by the parties according to the final value of the non-obsolete inventory conveyed and other closing adjustments. In addition, the agreement calls for an earn-out/royalty payment of two percent of the gross sales (for specific, identified customers) over a period of three years from the closing date, up to a maximum of $0.3 million that may or may not be paid to the seller within 90 days of each calendar year-end, depending on performance by the identified customer(s). The final adjusted purchase price for the acquisition of Tectrol was $4.5 million, which includes the present value of $0.3 million of royalties to be paid on future sales, which was recorded as $0.2 million of contingent consideration. At December 31, 2016, $61 thousand of contingent consideration is included on the balance sheet in accrued expenses and $42 thousand is included in other long-term liabilities. The full purchase price less the contingent consideration was paid in cash. The Company funded the consideration paid to the shareholder of Tectrol with existing cash and cash equivalents and funds from short-term investments that had matured.

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
$4,501

The table below summarizes the condensed pro forma information of the results of operations of the Company, for the year ended December 31, 2015 and 2014 as though the acquisition had been completed as of January 1, 2014:

For the year ended December 31, 2015

(in thousands)	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$86,240	$4,837	$—	$91,077
Total expenses	92,227	5,212	31	97,470
Net income (loss)	$(5,987)	$(375)		$(6,393)

For the year ended December 31, 2014

(in thousands)	CUI Global, Inc.	Tectrol, Inc.	Adjustment (1)	Pro forma
Gross revenue	$76,045	$16,494	$—	$92,539
Total expenses	78,846	17,804	186	96,836
Net income (loss)	$(2,801)	$(1,310)		$(4,297)

(1)	Adjustment to recognize the estimated depreciation and amortization expense for each of the presented periods assuming amortization of the intangible assets and depreciation of tangible assets over their estimated useful lives. Estimated depreciation and amortization for the unaudited pro forma condensed consolidated statements of operations are $31 thousand and $0.2 million for 2015 and 2014, respectively.

The above unaudited condensed pro forma information does not purport to represent what the Companies’ combined results of operations would have been if such transactions had occurred at the beginning of the period presented, and are not indicative of future results.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2016 and 2015:

(in thousands)

	2016	2015
Land	$1,170	$1,244
Buildings and improvements	8,069	8,868
Equipment	5,012	4,964
	14,251	15,076
Less accumulated depreciation	(3,299)	(3,126)
	$10,952	$11,950

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.9 million, and $0.8 million, respectively.

During 2015, the Company opened a new facility in the United Kingdom, acquired assets in Toronto, Canada and started up our Orbital Gas Systems, North America, Inc. business, which increased total property and equipment. During the year ended December 31, 2016, the Company disposed of $0.9 million of property and equipment with an accumulated depreciation at disposal of $0.8 million. During the year ended December 31, 2015, the Company disposed of $0.6 million of property and equipment with an accumulated depreciation at disposal of $0.6 million.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2016 and 2015, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

		December 31, 2016		Identifiable Intangible	December 31, 2015		Identifiable Intangible
(in thousands)	*Estimated	Gross		Assets, less	Gross		Assets, less
	Useful	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Power and Electro-Mechanical Segment
Trademark and trade name - V-Infinity	5 years	$1,095	$(986)	$109	$1,095	$(767)	$328
Trademark and trade name - AMP Group	3 years	27	(14)	13	27	(4)	23
Trademark and trade name - CUI Canada	3 years	128	(79)	49	128	(36)	92
Technology rights	20 years**	1,291	(410)	881	1,241	(251)	990
Computer software	3 to 5 years	926	(807)	119	972	(780)	192
Product certifications	3 years	1,059	(479)	580	825	(439)	386
Customer relationships - CUI Canada	7 years	267	(70)	197	267	(32)	235
Other intangible assets	***	121	(109)	12	121	(92)	29
Total Power and Electro-Mechanical		4,914	(2,954)	1,960	4,676	(2,401)	2,275
Energy Segment
Order backlog	2 years	2,748	(2,748)	—	3,298	(3,298)	—
Trade name - Orbital	10 years	1,478	(554)	924	1,773	(488)	1,285
Customer list - Orbital	10 years	5,746	(2,155)	3,591	6,895	(1,896)	4,999
Technology rights	20 years**	308	(106)	202	370	(90)	280
Technology-Based Asset - Know How	12 years	2,328	(727)	1,601	2,793	(640)	2,153
Technology-Based Asset - Software	10 years	505	(189)	316	605	(166)	439
Computer software	3 to 5 years	301	(2)	299	2	(1)	1
Other intangible assets	***	9	(3)	6	11	(1)	10
Total Energy Segment		13,423	(6,484)	6,939	15,747	(6,580)	9,167
Other segment
Other intangible assets	***	—	—	—	20	(18)	2
Indefinite-lived intangible assets
Power and Electro-Mechanical Segment
Trade mark and trade name - CUI		4,893	—	4,893	4,893	—	4,893
Customer list - CUI		1,857	—	1,857	1,857	—	1,857
Patents pending - Technology		552	—	552	552	—	552
		7,302	—	7,302	7,302	—	7,302
Total Identifiable other intangible assets		$25,639	$(9,438)	$16,201	$27,745	$(8,999)	$18,746

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

** Technology rights are amortized over a 20-year life or the term of the rights agreement.

*** Other intangible assets are amortized over an appropriate useful life, as determined by management in relation to the other intangible asset characteristics.

Management reviews the goodwill and other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2016, management has evaluated the finite-lived and indefinite-lived intangible assets and goodwill and believes no impairment exists.

Amortization expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 amounted to $1.9 million, $2.4 million, and $3.7 million, respectively.

The following table reflects the carrying amount of goodwill as of December 31, 2016 and 2015, and the 2016 and 2015 activity (in thousands):

	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2014	$13,021	$8,866	$—	$21,887
CUI-Canada, Inc. acquisition	64	—	—	64
Currency translation adjustments	(8)	(416)		(424)
Balance, December 31, 2015	13,077	8,450	—	21,527
Currency translation adjustments	6	(1,408)	—	(1,402)
Balance, December 31, 2016	$13,083	$7,042	$—	$20,125

Order backlog

As of December 31, 2016, $2.7 million of costs related to Orbital order backlog have been capitalized. Amortization expense of order backlog during 2016 was zero compared to $0.4 million and $1.8 million in 2015 and 2014, respectively. This asset was acquired with the acquisition Orbital in 2013. The order backlog was fully amortized in 2015.

Trademarks and trade name

As of December 31, 2016, $4.9 million of costs related to the CUI trade name (considered indefinite lived and not amortized), $1.1 million of costs related to the V-Infinity brand, $1.5 million related to Orbital trademarks and trade names, $0.1 million related to CUI-Canada trademark and trade name and $27 thousand related to the AMP Group’s Trademark and trade name have been capitalized. Amortization expense of trademarks and trade names during 2016 was approximately $0.4 million compared to $0.4 million and $0.4 million, in 2015 and 2014, respectively. The estimated annual amortization expense related to trademarks and trade names as of December 31, 2016 is expected to be $0.3 million in 2017, $0.2 million in 2018, $0.1 million in 2019, $0.1 million in 2020 $0.1 million in 2021 and $0.2 million thereafter.

Customer lists

As of December 31, 2016, $5.7 million of costs related to the Orbital customer lists, $0.3 million related to CUI-Canada customer lists and $1.9 million related to the CUI customer lists have been capitalized. The CUI customer list is considered to have an indefinite life. Amortization expense of customer lists during 2016, 2015, and 2014 was approximately $0.7 million, $0.7 million, and $0.8 million, respectively. The estimated annual amortization of the amortizable customer lists as of December 31, 2016 is expected to be $0.6 million in 2017, $0.6 million in 2018, $0.6 million in 2019, $0.6 million in 2020 $0.6 million in 2021 and $0.7 million thereafter.

Technology rights

As of December 31, 2016, $1.6 million of costs related to technology rights have been capitalized including $1.0 million related to our CUI-Canada acquisition in March 2015. The CUI-Canada Technology rights are amortized over a 7-year life. The rest of the technology rights are amortized over a 20-year life. Amortization expense of technology rights during 2016 was approximately $0.2 million compared to $0.2 million in 2015 and $68 thousand in 2014. The estimated annual amortization expense related to existing technology rights as of December 31, 2016 is expected to be $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, $0.2 million in 2020 $0.2 million in 2021 and $0.1 million thereafter.

Technology-based assets

As of December 31, 2016, $2.3 million of technology-based assets – ‘‘know how’’ have been capitalized. Also at December 31, 2016, $0.5 million of technology-based assets - software have been capitalized. Amortization expense of technology-based assets during 2016, 2015 and 2014 was approximately $0.3 million, $0.3 million and $0.3 million, respectively. These assets were acquired in 2013 with the acquisition of Orbital. The estimated annual amortization expense related to existing technology-based assets as of December 31, 2016 is expected to be $0.2 million in 2017, $0.2 million in 2018, $0.2 million in 2019, $0.2 million in 2020 $0.2 million in 2021 and $0.7 million thereafter.

Computer software

As of December 31, 2016, $1.2 million of computer software costs have been capitalized.  Amortization expense of computer software during 2016, 2015 and 2014 was approximately $76 thousand, $69 thousand and $52 thousand, respectively. The estimated annual amortization expense related to current computer software as of December 31, 2016 is expected to be $112 thousand in 2017, $117 thousand in 2018, $101 thousand in 2019, $55 thousand in 2020, and $23 thousand in 2021 and $11 thousand thereafter.

Product Certifications

As of December 31, 2016, $1.1 million of product certifications have been capitalized.  Amortization expense of product certifications during 2016, 2015 and 2014 was approximately $0.3 million, $0.2 million and $0.2 million, respectively. The estimated annual amortization expense related to product certifications as of December 31, 2016 is expected to be $0.3 million in 2017, $0.2 million in 2018, and $71 thousand in 2019.

Other intangible assets

As of December 31, 2016, $0.7 million of other intangible assets have been capitalized. These assets are amortizing over various estimated useful lives based on their individual characteristics. Of the balance at December 31, 2016, $0.6 million relates to AMT patent pending technology that is considered indefinite lived and not amortized. During 2016, 2015 and 2014, the amortization expense related to other intangible assets was approximately $22 thousand, $22 thousand, and $25 thousand, respectively. The estimated annual amortization expense related to existing other intangible assets as of December 31, 2016 is expected to be  $9 thousand in 2017, $3 thousand in 2018, $3 thousand in 2019, $2 thousand in 2020 and less than $1 thousand in 2021.

7.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of December 31, 2016 and 2015 (in thousands):

	Asset Balances at December 31,
	2016	2015
Classes of Property
Motor vehicles	$98	$118
Equipment	19	21
Less: Accumulated depreciation	(65)	(71)
	$52	$68

The following summarizes the current and long-term portion of capital leases at December 31, 2016 and 2015 (in thousands):

	Balances at December 31,
	2016	2015
Current leases payable	$28	$41
Long-term leases payable	12	29
	$40	$70

Minimum lease payments:
2017	$29
2018	4
2019	4
2020	4
2021	1
Thereafter	—
Total minimum lease payments	42
Amount representing interest	2
Present value of minimum lease payments with average interest rate of 2.4%	40
Current portion of capital lease obligation	28
Capital lease obligation, less current portion	$12

8.	INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

At December 31, 2016 and 2015, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts, which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2016 and 2015, no foreign currency forward exchange contracts were outstanding.

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

The impact of these instruments on the statement of operations in 2016, 2015 and 2014 is summarized below:

	Location of Gain (loss)	Amount of Gain (loss)
(in thousands)	Recognized in Income	Recognized in Income
		2016	2015	2014
Interest rate swap:	Other income (expense)	$113	$20	$(172)

9.	NOTES PAYABLE

Notes payable is summarized as follows at December 31, 2016 and 2015:

(in thousands)

	2016	2015
(a) Mortgage note payable	$3,439	$3,524
(b) Acquisition Note Payable - related party	5,304	5,304
Ending Balance	$8,743	$8,828

(a)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During 2016, the Company made principal payments of approximately $85 thousand against the mortgage promissory note payable. At December 31, 2016, the balance owed on the mortgage promissory note payable was $3.4 million of which $89 thousand and $3.3 million were in current and long-term liabilities, respectively. At December 31, 2015, the balance owed on the mortgage promissory note payable was $3.5 million of which $85 thousand and $3.4 million were in current and long-term liabilities, respectively.
(b)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2016, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the notes payable and mortgage note payable for CUI Global, Inc. as of December 31, 2016 (in thousands):

Notes Payable Maturities
2017	$89
2018	94
2019	99
2020	5,407
2021	109
Thereafter	2,945
Total	$8,743

10.	WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

On September 27, 2013, the Company’s wholly owned subsidiary, CUI, Inc., closed on a two year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	12/31/16 balance	Expiration Date	Interest rate
$4,000	$—	October 1, 2018	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or Variable rate at 1.75% above the daily one-month LIBOR rate

On October 1, 2016, the Company extended the term of the LOC to October 1, 2018.

At December 31, 2016, the LOC is secured by the following collateral via a security agreement on CUI, Inc.:

(in thousands)

CUI Inc. General intangibles, net	$9,213
CUI Inc. Accounts receivable, net	5,350
CUI Inc. Inventory, net	6,984
CUI Inc. Equipment, net	851

CUI Global, Inc., the parent company is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year.

At December 31, 2016 and 2015, respectively, the balance outstanding on the line of credit was $0. The LOC contains certain financial covenants, one of which the Company was not in compliance with at December 31, 2016. The Company has obtained a waiver from Wells Fargo Bank for the instance of non-compliance through March 31, 2017, the next measuring date. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($1.9 million at December 31, 2016) that expires on October 5, 2021. The interest rate on the facility is a base rate plus a 2.25% margin. The facility had an interest rate of 2.5% at December 31, 2016. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd. At December 31, 2016, there was no balance outstanding on the overdraft facility. Wells Fargo Bank has waived the cross-default provision on the promissory note payable owed by CUI Properties for a period beyond one year from the date of this report as it relates to the LOC covenant violation, therefore the note is not considered to be in default and continues to include a portion classified as long term.

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

Commissions, Royalty and License Fee Agreements

The Company has minimum commitments under certain royalty agreements. Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. We deal with a number of independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees in order to maintain technical rights and exclusivity. As of December 31, 2016 and 2015, $0.2 million and $26 thousand, respectively, was accrued for royalty and license fees payable in accrued expenses and an additional, $65 thousand related to royalty and license fees payable was included in accounts payable as of December 31, 2016.

External Sales Representative Commissions

Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2016 and 2015, $0.3 million and $0.1 million, respectively, was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements

As of the year ended December 31, 2016, the following employment agreements were in place:

William J. Clough, President/Chief Executive Offıcer and General Counsel of CUI Global, Inc., Chief Executive Officer of all CUI Global subsidiaries

Mr. Clough is employed under a multi-year employment contract with the Company, which was recently extended to run to and through December 31, 2018. Said contract provides, in relevant part, for an initial annual salary of $460 thousand, which became effective July 1, 2013 and includes bonus provisions for each calendar year up to 125% of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment (2016 salary of $517 thousand). Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016 and 2015, there was an accrual of $29 thousand and $4 thousand, respectively, for compensation owed to Mr. Clough.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries, Chief Operating Officer of the Energy Division

Mr. Ford is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013 (2016 salary of $281 thousand), an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to 125% of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016 and 2015 there was an accrual of $19 thousand and $18 thousand, respectively, for compensation owed to Mr. Ford.

Matthew M. McKenzie, President of CUI, Inc., Chief Operating Officer of the Power and Electromechanical Division and Corporate Secretary of CUI Global, Inc.

Mr. McKenzie is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013, an annual 4% cost of living adjustment (2016 salary of $281 thousand), an eighteen-month severance package and bonus provisions up to 125% of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the Power and Electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016 and 2015 there was an accrual of $5 thousand and $23 thousand, respectively, for compensation owed to Mr. McKenzie.

Leases

Orbital-UK has a number of leases, on vehicles, equipment, and on accommodations for visiting personnel. During the year ended December 31, 2016, the total monthly rent on these leases was approximately $21 thousand.

In January 2015, the Company rented office and warehouse space in Houston, TX. During the year ended December 31, 2016, the monthly rent of this lease was approximately $10 thousand.

In March 2015, as part of the Tectrol acquisition, the Company leased the Toronto facility. During the year ended December 31, 2016, the monthly rent of this lease was approximately $34 thousand dollars per month.

Additionally, CUI Japan leases office space. During the year ended December 31, 2016, the monthly base rent of this lease was approximately $3 thousand.

Rental expense was $0.8 million, $0.8 million, and $0.2 million in 2016, 2015 and 2014, respectively, and is included in selling, general and administrative on the statement of operations.

Operating Leases

Future minimum lease obligations as of December 31, 2016:

(in thousands)

2017	$687
2018	467
2019	368
2020	59
2021	2
Thereafter	—
Total	$1,583

12.	STOCKHOLDERS’ EQUITY

Common Stock Dividend Restrictions

As of December 31, 2016, there are no restrictions on common stock dividends. Also, at December 31, 2016 and 2015, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances (dollars in thousands)

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares		Grant date fair value recorded at issuance
January, April, July and October 2016	Vested restricted common stock	Expensed	Five board members	Director compensation	46,854		$267	(1)
January and July 2016	Vested restricted common stock	Expensed	Four Employees	Approved bonuses	56,782		381	(2)
January, March, September, and December 2016	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	6,275		38
February and April 2016	Common stock	Expensed	Three Employees	Cashless stock option exercise	718		—	(3)
Total 2016 issuances					110,629		$686	(4)

January, June, August, November 2015	Vested restricted common stock	Expensed	Directors	Director compensation	12,228		$77
January 2015	Vested restricted common stock	Expensed	New Director of Sales and Marketing - Orbital Gas Systems, North America	Sign-on bonus	17,655		125
March 2015	Vested restricted common stock	$31 thousand included in Prepaid expense and $32 thousand expensed as of December 31, 2015	Consultant	Compensation for strategic investor marketing services	10,000		63
April, August 2015	Common stock	Expensed	Former employee and employee	Cashless stock option exercise	122		—	(3)
May, June, July 2015	Vested restricted common stock	Expensed	Employee	Approved bonus	14,404		72
July 2015	Common stock	Expensed	Related parties, James McKenzie, and IED, Inc.	Pursuant to royalty agreement	4,070		22
Total 2015 issuances					58,479		$359	(5)

January, February, March, April and November 2014	Common stock	Expensed	Three employees, one officer and one former director	Cashless stock option exercise	31,850		$—	(3)
February, March, August and December 2014	Common stock	Expensed	Four consultants including former board member	Consideration for services	131,365	(6)	932
March and December 2014	Common stock	Expensed	Related party, James McKenzie	Pursuant to royalty agreement	4,555		31
June 2014	Common stock	Expensed	Related party, Director at Orbital	Bonus	5,624		50
August 2014	Common stock	Expensed	3 Directors	Director compensation	6,435		48
December 2014	Common stock	Expensed	Director	Director compensation	1,248		10
Total 2014 issuances					181,077		$1,071

(1)	Includes $38 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses of $366 thousand were accrued and expensed in the fourth quarter of 2015
(3)	The Company received $0 for the issuance in the cashless option exercise.
(4)	Does not include stock expense of $176 thousand included in accrued liabilities at December 31, 2016.
(5)	There was $404 thousand of stock-based expense related to employee stock-based bonuses and vested restricted stock units held by a Director that were earned in 2015 but not issued until the first quarter of 2016.
(6)	The second phase of this consulting agreement could result in up to an additional 150,000 shares of common stock being granted subject to sales related performance criteria being achieved. At December 31, 2016, those criteria have not been achieved and no shares have been granted for the second phase of the agreement.

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

At December 31, 2016, there are 1,324,578 shares of common stock available under the 2008 Equity Incentive Stock Plan and 201,361 available under the 2009 Equity Incentive Plan (Executive).

During the years ended 2016, 2015 and 2014, the Company recorded expense for services and compensation in the amount of $0.2 million, $0.5 million, and $0.7 million, respectively, for stock options that the requisite service was performed during the year. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black-Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options and Warrants.

All expense related to option awards has been fully recognized as of December 31, 2016.

A summary of the options issued to employees and directors as of December 31, 2016, 2015 and 2014 and changes during the year are presented below:

	2014
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	1,030,807	6.39	8.19 Years	321
Exercised	(129,265)	7.35		302
Expired	(1,000)	5.14
Granted	97,890	7.11
Balance at end of year	998,432	6.34	7.58 Years	1,206
Exercisable	673,473	6.41	7.29 Years	789

	2015
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	998,432	6.34	7.58 Years	1,206
Exercised	(1,334)	5.28		1
Expired	(26,251)	7.27
Balance at end of year	970,847	6.32	6.54 Years	850
Exercisable	853,460	6.35	6.47 Years	736

80

	2016
	Number of Warrants and Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	970,847	6.32	6.54 Years	850
Exercised	(2,333)	5.46		4
Expired	(1,833)	5.40
Balance at end of year	966,681	6.32	5.55 Years	751
Exercisable	966,681	6.32	5.55 Years	751

As of December 31, 2016, 2015 and 2014, there were zero, 117,387, and 324,959, respectively, of non-vested options issued to employees and directors.

There were no options granted during 2016 and 2015. The weighted average fair value of options granted during 2014 was $2.14.

The exercise price for granted options in relation to the market price during 2014 are as follows:

2014 ($)
Exercise price lower than the market price	—
Exercise price equaled the market price	—
Exercise price exceeded the market price	6.92-8.15

The fair value of options granted during 2014 was estimated on the dates of the grants using the following assumptions:

2014
Dividend yield	—%
Expected volatilities	34%-61%
Risk-free interest rates	1.63%-1.72%
Expected lives	5 years

13.	RELATED PARTY TRANSACTIONS

The Company recorded investment income through September 30, 2015, and December 31, 2014 of $53 thousand and $49 thousand, respectively, related to its interest in Test Products International (‘‘TPI’’). For further details regarding TPI, see Note 2 discussion - Investment and Note Receivable.

During 2016, 2015 and 2014, $0.3 million, $0.3 million and $0.3 million, respectively in principal and interest payments were made in relation to the promissory notes issued to related party, IED, Inc. In 2013, the promissory note terms were amended to extend the due date to May 15, 2020 and the interest rate was reduced to 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. At December 31, 2016, the balance of this note is $5.3 million and is held in long-term note payable, related party.

Chief Executive Officer, and Chairman of the Board of Directors, William J. Clough’s son Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company, and as Chief Sales Officer for the Energy Division. In 2016 and 2015, Mr. Clough received an aggregate salary of $188 thousand and $150 thousand, respectively, and received a cash bonus of $113 thousand and $50 thousand in fiscal 2016 and 2015, respectively. He also received stock compensation in 2016 and 2015 valued at $50 thousand and $50 thousand, respectively, and other benefits valued at $30 thousand and $21 thousand, respectively. As of December 31, 2016, there was an accrual of $50 thousand for compensation accrued to Nicholas Clough. Nicholas Clough does not report to the Chief Executive Officer nor does the Chief Executive Officer have input regarding Mr. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

Orbital employs two minority owners of EnDet, Ltd. from which the Company licenses its VE Technology. See Note 11 - Commitments and Contingencies - Commissions, Royalty and License Fee Agreements for more information on license fee agreements.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of December 31,
	2016	2015	2014
Foreign currency translation adjustment	$(5,590)	$(1,440)	$268
Accumulated other comprehensive income (loss)	$(5,590)	$(1,440)	$268

15.	CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the years ended December 31, 2016, 2015 and 2014.

(in thousands)	2016	2015	2014
Interest cost incurred	$492	$496	$508
Interest cost capitalized - property and equipment	(25)	(55)	—
Interest expense, net	$467	$441	$508

16.	INCOME TAXES

Consolidated income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

(in thousands)	2016	2015	2014
U.S. operations	$(8,442)	$(5,937)	$(870)
Foreign operations	1,214	(458)	(2,657)
(Loss) before income taxes	$(7,228)	$(6,395)	$(3,527)

The income tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State and local	81	59	29
Foreign	64	67	(81)
Total current provision (benefit)	145	126	(52)
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	(107)	(534)	(674)
Total deferred provision (benefit)	(107)	(534)	(674)
Total income tax provision (benefit)	$38	$(408)	$(726)

The following table provides a reconciliation of the federal statutory tax at 34% to the recorded tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014, respectively:

(in thousands)	2016	2015	2014
Computed federal income taxes at the statutory rate (benefit)	$(2,457)	$(2,174)	$(1,199)
State income taxes (net of federal benefit)	53	37	19
Permanent tax differences	(415)	(372)	(346)
Foreign tax rates and tax credits differing from USA	4	(60)	502
Net operating loss and other adjustment	216	—	—
Change in enacted tax rates applied to foreign deferred taxes	(38)	(114)	—
Change in valuation allowance	2,675	2,275	298
Total income tax provision (benefit)	$38	$(408)	$(726)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is ‘‘more likely than not’’ that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$21,704	$19,080
Property, plant and equipment	—	—
Contribution and other carryforwards	370	313
Inventory and accounts receivable reserves	441	537
Other	1,051	1,213
Valuation allowance	(23,503)	(20,828)
Deferred tax assets after valuation allowance	63	315
Deferred tax liabilities
Intangible Assets	(3,754)	(4,574)
Property, plant and equipment	(414)	(251)
Total deferred tax liabilities	(4,168)	(4,825)
Net deferred tax liabilities	$(4,105)	$(4,510)

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet.

The net deferred tax liability is recorded as of December 31, 2016 and December 31, 2015 as follows:

(in thousands)
	2016	2015
Noncurrent deferred tax assets	$15	$23
Noncurrent deferred tax liability	(4,120)	(4,533)
Net deferred tax liability	$(4,105)	$(4,510)

Noncurrent deferred tax assets are included in the Deposits and other assets line of the balance sheet. The Company’s consolidated deferred tax liability relates to intangibles recorded in connection with prior acquisitions. Approximately $2.8 million of the liability relates to indefinite-lived intangibles, which will only reverse at the time of ultimate sale or impairment of the underlying intangible assets. Additionally, $1.2 million of the deferred tax liability relates to finite-lived intangibles as a result of a foreign acquisition, which reverses as the intangibles are amortized.

As of December 31, 2016 and 2015, the Company recorded a valuation allowance of $23.5 million and $20.8 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded a change in valuation allowance of $2.7 million, $2.3 million, and $0.3 million, respectively. The Company has provided for a full valuation on existing deferred tax assets in the United States. As of December 31, 2016, the Company has available federal, state and foreign net operating loss carry forwards of approximately $56.6 million, $55.1 million, and $0.3 million respectively, which have various expiration dates beginning in 2018 through 2036. Our ability to utilize federal net operating loss (NOL) carry forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period.  If such ownership changes by 5-percent-shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the federal NOL carry forwards or tax credit carry forwards at the time of ownership change.

CUI Global files consolidated income tax returns with its domestic subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2016, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2013.

The Company accounts for income tax uncertainties using a threshold of ‘‘more-likely-than-not’’ in accordance with the provisions of ASC Topic 740, Income Taxes (‘‘ASC 740’’). As of December 31, 2016, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

The Company has immaterial amounts of undistributed earnings of foreign subsidiaries at December 31, 2016 for which no deferred taxes have been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings is immaterial as of December 31, 2016. Any unrecognized deferred tax liability would approximate the excess of the U.S. tax liability over the amount of creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

17.	CONCENTRATIONS

During 2016, 19% of revenues were derived from one customer that individually had over 10% of our total revenues: DigiKey Electronics in the Power and Electromechanical segment. During 2015, 31% of revenues were derived from two customers that individually had over 10% of our total revenues. DigiKey Electronics was 20% of our consolidated revenue and National Grid in the Energy segment was 11% of our consolidated revenue in 2015. During 2014, 46% of revenues were derived from two customers that individually had over 10% of our total revenues. Digikey Electronics was 30% and National Grid was 16% of our consolidated revenue in 2014.

The Company’s major product lines in 2016, 2015 and 2014 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At December 31, 2016, of the gross trade accounts receivable totaling approximately $9.5 million, 30% was due from three customers in the Energy segment: Scotia Gas Networks plc, Socrate spa, and National Grid at 10% each. At December 31, 2015, of the gross trade accounts receivable totaling approximately $14.8 million, 11% was due from one customers in the Energy segment: National Grid.

There were no supplier concentrations greater than 10% in 2016 or 2015. During 2014, the Company had a supplier concentration of 11% from one vendor of inventory product in the Power and Electromechanical segment.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 20% and 27%, respectively for the year ended and at December 31, 2016. In 2015, the Company had foreign revenue and trade accounts receivable in the United Kingdom of 25% and 28%, respectively. In 2014, the Company had foreign revenue and trade accounts receivable in the United Kingdom of 34% and 54%, respectively for the year ended and at December 31, 2014.

18.	SUBSEQUENT EVENTS

Stock Issuances in 2017

Management has reviewed for subsequent events and identified the following:

On January 13, 2017, pursuant to board service agreements, four board members were issued a total of 7,448 shares of common stock with a grant date fair value of $50 thousand for first quarter 2017 board fees.

On January 16, 2017, an employee was granted 23,827 shares of common stock as bonus compensation pursuant to an employment agreement, which had been accrued for at December 31, 2016. The stock had a grant date fair value of $163 thousand.

19.	QUARTERLY FINANCIAL INFORMATION - UNAUDITED

(in thousands except share and per share information)

	March 31 (1)	June 30	September 30	December 31
Quarter ended:
2016
Total revenue	$20,661	$23,140	$23,257	$19,403
Total cost of revenue	12,626	13,983	14,660	12,931
Gross profit	8,035	9,157	8,597	6,472
Gross profit percent	39%	40%	37%	33%
Selling, general and administrative	9,238	9,009	8,080	7,912
Depreciation and amortization	608	616	585	557
Research and development	506	527	512	471
Bad debt	7	42	—	44
Other operating expenses	—	—	5	52
Operating (loss)	$(2,324)	$(1,037)	$(585)	$(2,564)
Net (loss)	$(2,668)	$(1,481)	$(507)	$(2,610)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.13)	$(0.07)	$(0.02)	$(0.12)
Diluted income (loss) per common share	$(0.13)	$(0.07)	$(0.02)	$(0.12)
Basic and diluted weighted average common shares outstanding	20,878,549	20,889,052	20,906,781	20,916,559

Quarter ended:
2015
Total revenue (2)	$16,637	$22,872	$24,845	$21,886
Total cost of revenue (2) (3)	10,416	14,599	15,506	13,427
Gross profit	6,221	8,273	9,339	8,459
Gross profit percent	37%	36%	38%	39%
Selling, general and administrative	8,685	7,894	7,941	8,503
Depreciation and amortization (3)	986	609	632	635
Research and development	443	531	532	342
Bad debt	83	54	67	(9)
Other operating expenses	2	—	—	56
Operating (loss)	$(3,978)	$(815)	$167	$(1,068)
Net (loss)	$(4,076)	$(504)	$(59)	$(1,348)
Earnings (loss) per common share:
Basic income (loss) per common share	$(0.20)	(0.02)	(0.00)	(0.06)
Diluted income (loss) per common share	$(0.20)	(0.02)	(0.00)	(0.06)
Basic and diluted weighted average common shares outstanding	20,774,000	20,786,081	20,802,217	20,807,205

(1)	On March 5, 2015, the Company closed on an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of Tectrol, Inc., a Toronto, Canada corporation. The acquisition was effective March 1, 2015 and results are included from that date in the Company’s Power and Electromechanical segment.
(2)	Revenue and cost of revenue have been revised. Immaterial revisions made to 2015 amounts were related to sales of raw material components to a vendor that in turn, sold finished goods inventory to the Company that included the raw material components that we had sold to the vendor. Revisions decreased total revenue and total cost of revenue for the first, second third and fourth quarters of 2015 by $216 thousand, $100 thousand, $83 thousand and $28 thousand, respectively. These revisions had no effect on gross profit, operating (loss) or net (loss). For more information see Note 2. Summary of Significant Accounting Policies - Revisions.

(3)	In the fourth quarter of 2015, the Company reclassified $133 thousand of depreciation and amortization at CUI-Canada to cost of revenue. During 2016, for comparative purposes this 2015 adjustment was reclassified according to the quarter when the original expense was recorded. Accordingly, in the first, second, third and fourth quarters of 2015, $12 thousand, $37 thousand, $41 thousand and $43 thousand, respectively, of depreciation and amortization was reclassified to cost of revenue and the $133 thousand adjustment representing the full year reclassification was removed from the fourth quarter 2015 presentation.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Remediation of Prior Material Weaknesses

As previously disclosed in our Form 10-Q for the quarter ended September 30, 2016, we have remediated the previously reported material weaknesses in our internal control over financial reporting related to revenue recognition and income taxes.

CUI Global management is responsible for establishing and maintaining adequate internal control over financial reporting for CUI Global, Inc. and its subsidiaries. Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2016. The independent registered public accounting firm of Perkins & Company, P.C., as auditors of the consolidated balance sheets of CUI Global, Inc. and its subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income and loss, changes in stockholders' equity and cash flows for the year ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CUI Global, Inc.

Tualatin, Oregon

We have audited CUI Global, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CUI Global, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CUI Global, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Perkins & Company, P.C.

Portland, Oregon

March 14, 2017

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2016, we have six directors, four of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

The board of directors has four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.CUIGlobal.com. Except for two separate instances by two different directors, all directors attended, either in person or electronically, all of the meetings held by the committees on which such director served.

The following are officers and directors of the Company with their ages as of December 31, 2016, and a list of the members of our four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee.

William J. Clough, Esq., President/Chief Executive Officer, and General Counsel of CUI Global, Inc. Mr. Clough is also a Director and Chairman of the Company’s board of directors, as well as Chief Executive Officer of all of the Company’s wholly owned subsidiaries, age 65 (Seat 1)

Mr. Clough has served on the board of directors since 2006. Mr. Clough was reelected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

During his tenure, he has led several strategic initiatives, including the Company’s acquisition of Orbital Gas Systems Ltd. and the Company’s natural gas technology line, as well as recently opening Orbital Gas Systems, North America, Inc. Mr. Clough steered the Company through its 2012 and 2013 equity raises and its listing onto the Nasdaq Capital Market.

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

Thomas A. Price, Director, age 73 (Seat 2)

Mr. Price was elected to serve as a director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors and was reelected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

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

Matthew M. McKenzie, President of CUI, Inc., Chief Operating Officer of the Power and Electromechanical

Division, Corporate Secretary of CUI Global, Inc. and Director, age 36 (Seat 3)

Matt McKenzie was elected to the board of directors at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. McKenzie was reelected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

Matt McKenzie has been working in various functions for CUI for over 10 years (including serving as president for over 8 years), gaining him intimate knowledge of the business, its operations and its opportunities for growth.

Over the past several years, Mr. McKenzie has worked to position CUI for growth through sales and operation expansion as well as channel development. Among many other things, he has facilitated ISO 9001 certification, a quality management system, provided structure to global logistics, expanded the distribution channel, and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities. Currently, Matt spearheads the research, development, and implementation of the Novum® Technology and ICE Block.

Mr. McKenzie brings a background in leadership from a variety of fields, giving him valuable insight into leadership in the 21st century. He also brings an MBA from George Fox University, a program that is diverse and well-connected to the community.

Sean P. Rooney, Director, age 45 (Seat 4)

Mr. Rooney was elected to serve as a Director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. Rooney was reelected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

Mr. Rooney is a veteran of the financial markets and has served on the board of CUI Global since 2009. He brings over 20 years of financial management experience to the board of directors. Mr. Rooney currently is a Financial Advisor at the Pinnacle Financial Group, which is part of LPL Financial, the largest independent broker dealer in the United States.

Prior to working with LPL, Mr. Rooney served as Senior Director of Investments at Oppenheimer & Co., a full service investment banking, securities and wealth management firm. He has also worked in similar capacity at Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K. Mr. Rooney currently advises a clientele of high net worth investors, institutions and foundations. He is an active member of various industry and charitable organizations.

Mr. Rooney graduated from C.W. Post University in 1993 with a Bachelors of Arts degree in Business Administration and holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), and Series 24 (General Securities Principal) licenses.

Paul D. White, Director, age 55 (Seat 5)

Mr. White was appointed as a Director by the board of directors pursuant to the bylaws during April 2014 to fill a vacancy. Mr. White was elected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

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

Corey A. Lambrecht, Director, age 47 (Seat 6)

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Shareholders and continues to serve on the board of directors. Mr. Lambrecht was reelected at the 2016 Annual Meeting of Shareholders to serve a one-year term.

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

Mr. Lambrecht's prior experience also includes pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com. Mr. Lambrecht also has prior operational experience with a Scottsdale, Arizona residential and commercial development company.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries and Chief Operating Officer of the Energy Division, age 37

With a background in the big 4 accounting firms, including KPMG, Daniel Ford brings a large company perspective to a small company with big potential. As CFO of CUI, Mr. Ford has consistently moved CUI into a position of profitability, efficiency, and forward thinking, transforming many of CUI's accounting, inventory management, and vendor relations processes.

Mr. Ford has implemented improved ERP systems, was instrumental in financing CUI Inc.’s move into its current 62,380 square foot facility, worked in conjunction with Mr. Clough on the 2012 and 2013 equity raises and listing onto the Nasdaq Capital Market, as well as worked to facilitate the acquisitions of Orbital Gas Systems Ltd. and CUI-Canada.

Mr. Ford earned his B.B.A with a double major in Finance and Accounting from the University of Portland and holds an MBA from George Fox University.

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charter of the Audit Committee, Charter of the Compensation Committee, policy for Director Independence, Nominating Committee guide, Disclosure Controls and Procedures and, Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the internet and our website at www.CUIGlobal.com.

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

Accuracy of All Public Disclosure

It is the Company's policy that all public disclosure made by the Company should be accurate and complete, fairly present, in all material respects, the Company's financial condition and results of operations, and be made on a timely basis as required by applicable laws and securities exchange requirements. In order to oversee this policy, a Disclosure Committee Charter has been adopted by the Chief Executive Officer and Chief Financial Officer and ratified by our Audit Committee. You can view a copy of this document on our website at www.CUIGlobal.com or obtain a copy by making a written request to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.

Communications with the Board of Directors

Stockholders may communicate with the board of directors by writing to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, or via phone (503) 612-2300. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Ethics and Business Conduct for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.CUIGlobal.com or by making a written request to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.CUIGlobal.com.

Ensuring Auditor Independence

We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2016, our board of directors consists of six directors. Four of our six directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our board of directors has the following standing committees: Audit Committee, Nominating Committee, Compensation Committee and Disclosure Committee. Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our website at www.CUIGlobal.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2016, the Audit Committee held nine formal meetings.

At December 31, 2016, the Audit Committee is comprised of Sean P. Rooney, Chairman, Thomas A. Price, Deputy Chairman, and Corey A. Lambrecht. Messrs. Rooney, Price and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

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

The Audit Committee has:

•	Reviewed and discussed with management the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K and the most recent Quarterly Report on Form 10-Q
•	Discussed with Perkins & Company, P.C., the Company’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 16, Communication with Audit Committees, as adopted by the Public Company Accounting Oversight Board
•	Received the written disclosures and letter from Perkins & Company, P.C. as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Perkins & Company, P.C. its independence from CUI Global.

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Perkins & Company, P.C. is compatible with the auditor’s independence and determined that it is compatible.

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

Compensation Committee

The Compensation Committee discharges the board’s responsibilities relating to general compensation policies and practices and to compensation of our executives. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the board and the shareholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee’s authority, duties and responsibilities are:

•	To annually review the Company’s philosophy regarding executive compensation.
•	To periodically review market and industry data to assess the Company’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.
•	To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers.
•	To establish and approve incentive levels and targets relevant to compensation of the executive officers.
•	To annually review and make recommendations to the board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.
•	To separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Company’s and the individual goals and objectives.
•	To review for any related party employee situations, to ensure appropriate controls are implemented surrounding compensation changes, bonuses and performance reviews of the related party employee, and to participate in such controls as appropriate.
•	To periodically review and make recommendations to the board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation as the Compensation Committee may consider appropriate.
•	To administer and annually review the Company’s incentive compensation plans and equity-based plans.
•	To review and make recommendations to the board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.
•	To review and discuss with management, the Compensation Discussion and Analysis (CD&A), and determine the Committee’s recommendation for the CD&A’s inclusion in the Company’s annual report filed with the SEC on Form 10-K and proxy statement on Schedule 14A.
•	The Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.
•	The Committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the Committee. The Company must provide for appropriate funding, as determined by the Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the Committee.
•	The Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Committee, other than in-house legal counsel, only after taking into consideration the following factors:

(i)	the provision of other services to the Company by the person that employs the compensation consultant, legal counsel or other adviser;
(ii)	the amount of fees received from the Company by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or other adviser;
(iii)	the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;
(iv)	any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the Committee;
(v)	any stock of the Company owned by the compensation consultant, legal counsel or other adviser; and
(vi)	any business or personal relationship of the compensation consultant, legal counsel, other adviser or the person employing the adviser with an executive officer of the Company.

•	The Committee is not required to implement or act consistently with the advice or recommendations of the compensation consultant, legal counsel or other adviser to the Committee.

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2016, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht and Paul D. White, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held two formal meeting during fiscal 2016. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the proxy statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long-term incentive equity awards are typically granted in restricted stock or stock options. These awards generally vest over a two to four-year period. This opportunity for share ownership was provided in order to provide incentive and retain key employees and align their interests with our long-term strategic goals.

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

Management’s Role in the Compensation Setting Process

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

The Chief Executive Officer generally attends the Committee meetings; however, the Committee also regularly meets in executive session. The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives and makes non-CEO executive compensation recommendations to the Compensation Committee based on Company performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the board of directors, for the board’s determination and approval of the executives’ and other members of senior management’s compensation, including base compensation, short-term cash incentives and long-term equity incentives. For related party employee matters, appropriate personnel meet with the Compensation Committee to determine compensation and incentives and to review ongoing performance of the employee. The Chief Executive Officer’s performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the board of directors.

Setting Compensation Levels

To evaluate whether total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we may rely on analyses of peer companies performed by independent compensation consultants and on other industry and occupation specific survey data available. Our general benchmark is to establish both base salary and total compensation for the executive officers at or near the compensation of peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Company performance objectives and strategic goals, as well as being variable with stockholder value. Further, while the objective for base salary is at that of peer group data, executives’ base salaries are designed to reward core competencies and contributions to the Company and may be increased above this general benchmark based on (i) the individual’s increased contribution over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management annually and as needed to the board of directors. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long-term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2016, these non-financial performance goals and objectives included among other factors, the continued Growth of the Orbital Gas Systems North America operations; continued integration of CUI-Canada; continued expansion within the global natural gas market, expansion of distribution and direct customer relationships through CUI, Inc.; continued product development and new product introductions including the ICE Block and various VE technology-based sample systems; and general and administrative management responsibilities. In addition, such factors as revenue growth and new product adoption were and are considered in setting compensation levels.

Annual Evaluation

The Chief Executive Officer recommends the actual incentive award amounts for all other executives based on actual Company performance relative to the targets set as well as on individual performance and recommends the executives’ base salary levels. The Compensation Committee considers these recommendations generally following the end of each fiscal year in determining its recommendations to the board of directors for the final short-term cash incentive and long-term equity award amounts for each executive. Executive base salary levels are reviewed in accordance with their respective employment agreements. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the board of directors.

Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote

As required by Section 14A of the Exchange Act, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate for making compensation decisions. At the annual meeting of shareholders held November 29, 2016, more than 96% percent of the shareholders present and voting on the proposal approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting filed with the Securities and Exchange Commission on October 11, 2016. As a result, the Compensation Committee concluded that the Company's shareholders were supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

Special Evaluation

Additional equity-based awards may also be granted to executives, as well as other employees, upon commencement of employment, promotions, for special performance recognition or for retention purposes, based on the recommendation of the Chief Executive Officer or Chief Financial Officer. In determining whether to recommend additional grants to an executive, the Chief Executive Officer typically considers the individual’s performance and any planned change in functional responsibility.

Elements of Executive Compensation

Total Compensation

Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by revenues, cash flow and other objectives and (iii) equity incentive award, which is also performance based and may be paid out over a future period in the form of stock, restricted stock or stock purchase options. Base salaries are the value upon which both the incentive compensation percentage targets are measured against. For evaluation and comparison of overall compensation of the executives and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends therefrom. Also included in the summary are comparative performance numbers, specific milestones, strategic objectives, and other elements used to measure each executive's individual performance.

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

Incentive Compensation

Incentive compensation is intended to align compensation with business objectives and performance and enable the Company to attract, retain and reward high quality executive officers whose contributions are critical to both the short and long-term success of the Company. The executives’ incentive awards are based upon three key performance metrics: (i) the Company’s earnings before interest, depreciation, taxes and amortization (EBIDTA); (ii) achievement of agreed-upon strategic and corporate performance goals; and/or (iii) existing Employment Agreement.

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

Incentive Plan Compensation

Incentive awards are typically paid out in cash, restricted common stock or option awards. The incentive award targets for the executives are established at the beginning of the year, generally, as a percentage of their base salary and the actual awards are determined at the following year’s annual board of directors meetings based on actual Company performance relative to established goals and objectives, as well as on evaluation of the executive’s relevant departmental and individual performance during the past year. In many instances the award of restricted common stock and stock options vests over a multi-year term in equal periodic tranches. The award of restricted common stock purchased through options generally, although not in every instance, vests immediately upon exercise of the option and generally has a validity of up to ten years and a per share purchase price of no less than the fair market value of our common stock on the date of grant. The awards are intended to serve as a means of incentive compensation for performance.

Retirement Plans

Our wholly owned subsidiaries, CUI, Inc. and Orbital Gas Systems North America, maintain a 401(k) plan. The Company 401(k) retirement savings plan allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee’s contribution up to 6% of total compensation. Total employer contributions, net of forfeitures were $0.4 million, $0.4 million, and $0.3 million for 2016, 2015 and 2014, respectively.

Our wholly owned subsidiary, Orbital Gas Systems Ltd., operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital contributes to its plan the equivalent of 5% of the employee’s salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $0.3 million, $0.3 million and $0.3 million during 2016, 2015 and 2014, respectively.

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

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements

During fiscal year 2016, three executive officers were employed under employment agreements. Those executive officers are:

•	Chief Executive Officer and General Counsel
•	President of CUI, Inc., and Chief Operating Officer of the Power and Electromechanical Division.
•	Chief Financial Officer of CUI Global, Inc. and Chief Operating Officer of the Energy Division
•	To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Executive Salary and Bonus Performance Assessment Considerations

Bonuses for certain executive officers and employees of CUI Global and subsidiaries are calculated based on historical financial and non-financial information and accomplishments based on an ongoing review and approval by the Compensation Committee and the Chief Executive Officer. Accordingly, the Company accrues bonuses through components calculated on prior data. This review also considers ongoing performance and incentives for those officers and employees to increase their performance. As such, bonuses calculated based on fiscal 2016 data are not necessarily earned or owed to the employees as of December 31, 2016 and there is no legal right by the employees to receive such bonuses upon either termination by the Company or voluntary termination, unless they have been approved based on the subsequent review of subjective items. This approach has been thoroughly communicated to our investors within our filings with the SEC.

The performance assessment considerations for William J. Clough, Esq. in his capacity as Chief Executive Offıcer and General Counsel of CUI Global, Inc. and subsidiaries, include his successful management and implementation of acquisition and growth strategy, both domestically and internationally, that resulted in the March 2015 asset acquisition of Tectrol, Inc., a Canadian electronics company by CUI, Inc. and the highly lucrative February 2016 purchase order from Europe’s largest natural gas transmission company for our GasPT product. This purchase order culminates several years of Mr. Clough’s personal effort. The Tectrol asset purchase entailed complex labor union negotiations and ongoing management support. Mr. Clough continues to expand new technology development, implementation, branding and sales by strategically expanding the VE Technology product recognition through adoption of mercury sampling and thermowells. As a primary initiator of the Company’s growth strategy, he engineered the Company’s launch of Orbital Gas Systems, North America, Inc. as a unified international GasPT and VE Technology sales headquarters. Mr. Clough continues to expand investor relations and strengthen investment banking relationships through regular investor meetings and conferences. As Corporate General Counsel, he is “hands on” in his management of corporate governance and legal issues, addressing employee concerns, providing personal direction and oversight of drafting fully revised and restated corporate bylaws and regularly communicating with the directors pertaining to various corporate matters as they arise.

During 2015, Mr. Clough’s employment contract was extended through December 31, 2019 and allows for performance and discretionary bonuses. During 2016, he earned a performance and discretionary cash bonus of one hundred twenty-five percent (125%) of his annual base salary.

The performance assessment considerations for Daniel N. Ford, Chief Financial Officer of CUI Global, Inc. and subsidiaries and Chief Operating Officer of the Energy Division include his successful management of financial resources for CUI Global and subsidiaries including investments, corporate portfolio, cash and debt positions. Mr. Ford’s daily duties include ongoing development and oversight of global banking relationships and overall financial performance oversight and management of the accounting staff of CUI Global, Inc. and all subsidiaries. In 2016, Mr. Ford added the responsibility of Chief Operating Officer for the Energy Division including direct management of the Division's leadership teams as well as coordinating ongoing activities, planning and initiatives to continue growth within this division on a global basis. Mr. Ford efficiently communicates with the board pertaining to company activities, audit results and findings, growth and acquisition strategy and investment tactics. Mr. Ford oversees SEC filing compliance, internal reporting matters, and works directly with internal and external audit and tax firms. As an integral part of this management, it is necessary that he continue to be up to date on all current accounting and SEC regulatory standards such as ICFR and SOX. Mr. Ford works closely with Mr. Clough regarding financial reporting, the Energy Division activities, investor management and investor relations activities. During 2015 Mr. Ford’s employment contract was extended through December 31, 2018 and allows for performance and discretionary bonuses. During 2016, he earned a performance and discretionary cash bonus of one hundred percent (100%) of his annual base salary.

The performance assessment considerations for Matthew M. McKenzie, President of CUI, Inc. are directed toward corporate operations for the Power and Electromechanical Division. Mr. McKenzie manages the daily operations of CUI, Inc., CUI Japan, and CUI-Canada, Inc., the new entity that received the assets purchased from Tectrol in March 2015. He continues to direct and manage the integration of CUI-Canada and has been instrumental in the acquisition and development of the ICE Block technology. Mr. McKenzie handles distributer contract procurement and contract management and oversight of key contracts with Digi-Key Electronics, Mouser Electronics, Future Electronics, Arrow Electronics and many others. Through Mr. McKenzie’s efforts and oversight, CUI, Inc.’s power and electromechanical product sales, bookings, deliveries and revenue continue to perform and are well set for future growth opportunities. The Power and Electromechanical Division that Mr. McKenzie manages requires his oversight of employees, hiring specialized technical individuals and applicable job descriptions. Mr. McKenzie successfully managed the construction of our research and development facility and implementation of our VPS ICE Block project. During 2015 Mr. McKenzie’s employment contract was extended through December 31, 2018 and allows for performance and discretionary bonuses. During 2016, he earned a performance and discretionary cash bonus of fifty percent (50%) of his annual base salary.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2016, 2015 and 2014 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI, Inc.

Summary Compensation Table

				Stock	Option Awards	Non- equity Incentive
Name and		Salary		Awards	(7) (8)	Plan		All Other	Total
Principal Position	Year	($)		($)	($)	Compensation ($)		Compensation ($)	($)
William J. Clough, CEO/	2016	517,438	(2)	—	—	575,751	(2)	24,801	1,117,990
President/Counsel/	2015	497,536	(2)	—	—	443,802	(2)	20,882	962,220
Director (1)	2014	478,400	(2)	—	—	276,000	(2)	19,995	774,395
Daniel N. Ford, CFO	2016	281,216	(4)	—	—	260,650	(4)	37,153	579,019
COO - Energy Division (3)	2015	270,400	(4)	—	—	217,500	(4)	36,782	524,682
	2014	260,000	(4)	—	—	113,542	(4)	35,733	409,275
Matthew M. McKenzie,	2016	281,216	(6)	—	—	225,117	(6)	36,508	542,841
COO - PEM Division/President of CUI,	2015	270,400	(6)	—	—	325,500	(6)	36,137	632,037
Inc./Director (5)	2014	260,000	(6)	—	—	223,958	(6)	36,208	520,166

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of all wholly owned subsidiaries of the Company.

2.	Mr. Clough is employed under a multi-year employment contract with the Company, which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for an initial annual salary of $460 thousand, which became effective July 1, 2013 and includes bonus provisions for each calendar year up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment (2016 salary of $517 thousand). Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016, 2015, and 2014, there was an accrual of $29 thousand, $4 thousand and $14 thousand, respectively, for compensation owed to Mr. Clough.

3.	Mr. Ford joined the Company May 15, 2008 and serves as Chief Financial Officer of CUI Global and subsidiaries, and Chief Operating Officer of the Energy Division.

4.	Mr. Ford is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013 (2016 salary of $281 thousand), an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016, 2015 and 2014 there was an accrual of $19 thousand, $18 thousand and $10 thousand, respectively, for compensation owed to Mr. Ford.

5.	Mr. McKenzie joined the Company May 15, 2008 and serves as President of CUI, Inc. and Chief Operating Officer of the Power and Electromechanical Division.

6.	Mr. McKenzie is employed under a three-year employment contract with the Company, which was extended to December 31, 2017 and provides, in relevant part, for an initial annual salary of $250 thousand effective July 1, 2013, an annual 4% cost of living adjustment (2016 salary of $281 thousand), an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the Power and Electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2016, 2015 and 2014 there was an accrual of $5 thousand, $23 thousand and $19 thousand, respectively, for compensation owed to Mr. McKenzie.

7.	As of December 31, 2016, William J. Clough, CEO/Director held 558,085 outstanding options, Matthew M. McKenzie, COO/Director held 112,796 outstanding options, which includes shares owned by his spouse and Daniel N. Ford, CFO held 137,794 outstanding options.

8.	Please see the disclosure of assumptions made in the valuation of the option awards included in Note 12 of Notes to Consolidated Financial Statements, Stockholders’ Equity in the Company’s financial statements included with this Form 10-K.

2016 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum
		($)	($)	($)
William J. Clough	Non-equity award	—	258,719	646,798
Daniel N. Ford	Non-equity award	—	140,608	351,520
Matthew M. McKenzie	Non-equity award	—	140,608	351,520

(1) These columns show the possible payouts for each named executive officer under the Incentive Plan for 2016 based on the goals set in 2016. Additional information is included in the Compensation Discussion and Analysis, and detail regarding actual awards under the Incentive Plan is reported in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2016 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration
Daniel N. Ford (1)	12,598	—	7.50	1/1/2019
Matthew M. McKenzie (1)	15,100	—	7.50	1/1/2019
Matthew M. McKenzie (1)	8,100	—	7.50	1/1/2019
William J. Clough (2)	5,422	—	9.00	10/11/2020
Daniel N. Ford (2)	12,598	—	9.00	10/11/2020
Matthew M. McKenzie (2)	15,100	—	9.00	10/11/2020
Matthew M. McKenzie (2)	3,300	—	9.00	10/11/2020
William J. Clough (3)	19,363	—	4.56	4/16/2022
William J. Clough (3)	3,300	—	4.56	4/16/2022
Daniel N. Ford (3)	12,598	—	4.56	4/16/2022
Matthew M. McKenzie (3)	15,100	—	4.56	4/16/2022
Matthew M. McKenzie (3)	3,300	—	4.56	4/16/2022
William J. Clough (4)	330,000	—	6.00	9/21/2022
William J. Clough (5)	200,000	—	6.25	6/24/2023
Daniel N. Ford (5)	100,000	—	6.25	6/24/2023
Matthew M. McKenzie (5)	50,000	—	6.25	6/24/2023

Footnotes:

1.	Effective January 1, 2009, Mr. Ford and Mr. McKenzie received fully vested bonus options to purchase 12,598, and 15,100 common shares, respectively, within ten years from date of issuance, at a price of $7.50 per share. Also effective January 1, 2009, for service as a director of the Company, Mr. McKenzie received an option to purchase 4,800 common shares, within ten years from date of issuance, at a price of $7.50, that vested over four years, 25% after the first year and in equal monthly installments over the balance of the four year term and an option to purchase 3,300 common shares, within ten years from date of issuance, at a price of $7.50 per share that vested one year after issuance.

2.	Effective October 11, 2010, Mr. Clough, Mr. Ford and Mr. McKenzie received bonus options to purchase 37,177 (5,422 remaining outstanding), 12,598 and 15,100 common shares, respectively, within ten years from date of issuance, at a price of $9.00 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective October 11, 2010, for service as a director of the Company, Mr. McKenzie received an option to purchase 3,300 common shares within ten years from date of issuance at a price of $9.00 per share that vest one year after issuance.

3.	Effective April 16, 2012, Mr. Clough, Mr. Ford and Mr. McKenzie received bonus options to purchase 37,177 (19,363 remaining outstanding), 12,598, and 15,100 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vests over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective April 16, 2012, for their service as directors of the Company, Mr. Clough and Mr. McKenzie each received an option to purchase 3,300 common shares, within ten years from date of issuance, at a price of $4.56 per share that vests one year after issuance.

4.	Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vests in equal monthly installments over 4 years.

5.	Effective June 24, 2013, Mr. Clough, Mr. Ford and Mr. McKenzie received bonus options to purchase 200,000, 100,000 and 50,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vests one third per year over 3 years.

Director Compensation

For 2016, each of our directors received the following compensation pursuant to our director compensation plan:

Non-employee directors received annual compensation of $100,000.

•	The $100,000 annual compensation for non-employee directors is issued in the form of $50,000 cash compensation and $50,000 common stock calculated by using the Nasdaq Stock Market closing price per share on the date of issuance.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

Joseph A. Mills was appointed to the CUI Global board of directors, effective August 2015 and was elected to a one-year term. In accordance with his appointment, Mr. Mills received an initial board member equity compensation grant of $50,000, issued in the form of 4,497 share of restricted common stock in 2015 and the remaining balance of 4,496 shares of restricted common stock issued in January 2016. Effective October 6, 2016, Mr. Mills resigned from the board of directors. During 2016, Mr. Mills received a pro rata share of his annual approved director compensation of $100,000.

Director Compensation Table

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2016.

Director Compensation Table

	Fees			Non-
	earned or			Equity Incentive	Nonqualified Deferred	All
	paid in Cash	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Other Compensation	Total
Name	($)(1)	($)	($)	($)	($)	($)	($)
Corey A. Lambrecht, Director	50,000	50,000	—	—	—	—	100,000
Joseph A. Mills, former Director (2)	37,500	37,500	—	—	—	—	75,000
Thomas A. Price, Director	50,000	50,000	—	—	—	—	100,000
Sean P. Rooney, Director	50,000	50,000	—	—	—	—	100,000
Paul D. White, Director (3)	50,000	67,275	—	—	—	—	117,275

Footnotes:

1.	For 2016, each non-employee director received annual compensation of $100,000 in the form of $50,000 cash compensation and $50,000 equity compensation. Equity compensation fair value was determined by using the Nasdaq Stock Market closing price per share on the date of issuance.

2.	During 2015, our newly appointed/elected board member, Mr. Mills, received an initial $50,000 grant of common stock for which 4,497 shares of common stock issued in 2015 and the remaining 4,496 shares issued in January 2016.

3.	For 2016, Mr. White received 2,500 shares of common stock in accordance with his initial board member compensation agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2016 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2016 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

	Number of	Percentages of Shares
Name and Address of Beneficial Owner (1)	Securities Owned	Beneficially Owned (2)
William J. Clough (3)	585,751	2.73%
Daniel N. Ford (4)	162,598	*
Corey A. Lambrecht (5)	41,079	*
Matthew M. McKenzie (6)	122,223	*
Thomas A. Price (7)	104,448	*
Sean P. Rooney (8)	58,906	*
Paul D. White (9)	36,907	*
Clear Harbor Asset Management, LLC	1,150,492	5.5%
First Eagle Investment Management, LLC	2,400,542	11.48%
Heartland Advisors, Inc.	2,259,375	10.80%
Marathon Capital Management, LLC	1,436,887	6.87%
Officers, Directors, Executives as Group	1,111,912	5.23%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.

2.	Calculated on the basis of 20,916,848 shares of common stock issued and outstanding at December 31, 2016 except that shares of common stock underlying options exercisable within 60 days and issued within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Clough’s common stock includes vested options to purchase 558,085 common shares. Mr. Clough is a Director, Chairman and Chief Executive Officer/President of CUI Global, Inc.

4.	Mr. Ford’s shares include vested options to purchase 137,794 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc. and Chief Operating Officer of the Energy Division.

5.	Mr. Lambrecht’s shares include vested options to purchase 24,700 common shares. Mr. Lambrecht is a Director.

6.	Mr. McKenzie’s shares include vested options to purchase 112,796 common shares. Mr. McKenzie is a Director of CUI Global, Inc. President of CUI Inc., and Chief Operating Officer of the Power and Electromechanical Division of CUI Global, Inc. Mr. McKenzie’s securities include an option to purchase 2,796 shares owned by his spouse.

7.	Mr. Price’s shares include vested options to purchase 24,700 common shares. Mr. Price is a Director.

8.	Mr. Rooney’s shares include vested options to purchase 45,087 common shares. Mr. Rooney is a Director.

9.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2016, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,416	$5.53	1,324,578
Equity compensation plans not approved by security holders	927,265	$6.35	201,361
	966,681	$6.32	1,525,939

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

The Company has outstanding at December 31, 2016, the following options issued under equity compensation plans not approved by security holders:

•	During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested options, 28,800 options that vest over four years, 25% at the end of year one and thereafter in equal monthly installments; and 19,800 options that fully vested one year after the date of grant. Of these 2009 grants, 71,196 remain outstanding and fully vested at December 31, 2016.
•	During 2010, the Company issued options to purchase restricted common stock at $9.00 per share to officers and directors as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equally monthly installments. Of these 2010 grants, 54,621 remain outstanding and fully vested at December 31, 2016.
•	During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 393,561 remain outstanding and fully vested at December 31, 2016.

•	During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2016, 350,000 of these 2013 granted options are outstanding and fully vested.
•	During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two newly elected directors that vested August 31, 2015. Of these 2014 options grants, 57,887 options are outstanding and fully vested at December 31, 2016.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Board of Directors is responsible for the review and approval of all related party transactions. Although the Board does not have written policies and procedures with respect to the review of related party transactions, we intend that any such transactions will be reviewed by the Board of Directors or one of its committees, which will consider all relevant facts and circumstances and will take into account, among other factors:

•	the material terms of the transaction
•	the nature of the relationship between the Company and the related party;
•	the significance of the transaction to the Company
•	whether or not the transaction would be likely to impair (or create the appearance of impairing) the judgment of a director or executive officer to act in the best interest of the Company.

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2016, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

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

•	The acquisition of CUI utilized a $14.0 million seller’s promissory note issued to International Electronic Devices, Inc. (IED), the former CUI shareholders, payable monthly over three years at $30 thousand per month including 1.7% annual simple interest with a balloon payment at the thirty-sixth monthly payment, no prepayment penalty, annual success fee of 2.3% payable within three years, right of first refusal to the note payees relating to any private capital raising transactions of CUI Global during the term of the note. Effective September 1, 2010, the Company and the holder of the $14.0 million promissory note agreed to reduce the note principal by $1.6 million and accrued interest by $0.7 million and to restructure the interest rate and payment terms. The forgiveness of debt and accrued interest of $2.3 million was recognized as a contribution of additional paid in capital. With this amendment, the Company agreed to pay $1.2 million of the principal balance during the fourth quarter of 2010 and an additional $0.5 million of the principal balance during the first quarter of 2011. The terms of the note include an interest rate of 5% per annum with monthly interest payments and a May 15, 2020 balloon payment. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2016, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

•	During 2016, 2015, and 2014, $0.3 million, $0.3 million and $0.3 million, respectively, of interest payments were made in relation to the promissory note issued to IED.

Purchase of Oregon Office and Warehouse

CUI and CUI Global occupied 61,380 square feet of offices and warehouse premises in Tualatin, Oregon under a ten-year noncancelable lease agreement beginning September 1, 2006 with Barakel, LLC (a related party). Barakel, LLC is controlled by James McKenzie, majority owner of CUI, Inc. prior to acquisition and Matt McKenzie, COO and Director of the Company. On September 27, 2013, our wholly owned subsidiary, CUI Properties, LLC, closed on the purchase of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park. The purchase price for this acquisition was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2.0% above LIBOR, payable over ten years. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. In conjunction with the purchase, the parties to this transaction entered into a Swap Transaction Confirmation agreement effective October 1, 2013 incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively maximizes the annual interest rate at 6.27%. Copies of the Swap Transaction Confirmation agreement and other pertinent closing documents are attached to our Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, Perkins & Company, P.C., for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Audit fees (1)	$611	$727
Audit-related fees	280	52
Tax fees and other fees	70	114
Total Fees	$961	$893

(1)	Fees and expenses for professional services rendered in connection with the audit of the Company's financial statements and internal control over financial reporting and the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.11(i)[1]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.12(ii)[2]	Amended and restated corporate bylaws that compile requirements for the nomination of persons for election to the Board of Directors and the proposal of other business to be considered by the corporation’s stockholders.
10.47 [3]	June 5, 2012 three year Distributor Agreement with Belleau Wood Group. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.63 [3]	Amendment to promissory note payable to IED, Inc., effective September 1, 2010.
10.64 [3]	Amendment to promissory note payable to IED, Inc., effective December 1, 2010.
10.72 [4]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73 [5]	April 30, 2013 Amendment to California Power Research Agreement. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.77 [5]	July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.80 [7]	Documents relating to the Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81 [8]	Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation. Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4). A request for confidential treatment has been filed separately with the SEC.
10.85 [9]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86 [10]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87 [13]	September 13, 2016 Orbital Gas Systems Ltd. GBP 1,500,000 multi-currency overdraft facility letter
10.88 [13]	September 13, 2016 Orbital Gas Systems Ltd. - Continuing Guarantee from CUI Global to Wells Fargo Bank, National Association ("N.A.") on GBP 1,500,000 multi-currency overdraft facility
10.89 [13]	October 5, 2016 Debenture with Orbital Gas Systems Ltd. as the Charger and Wells Fargo Bank, N.A.,London branch as the bank
21.2 [11]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8 [12]	Revised Proxy Statement and Notice of 2016 Annual Shareholder Meeting.
23.8 [13]	Consent of Perkins & Company, P.C.
31.1 [13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2 [13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1 [13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101 [13]	XBRL-Related Documents.
101.INS[13]	XBRL Instance Document
101.SCH[13]	XBRL Taxonomy Extension Schema Document
101.CAL[13]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF[13]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB[13]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[13]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 11, 2015.
3.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
4.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
6.	Intentionally blank.
7.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
9.	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
10.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
11.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 16, 2015.
12.	Filed with the Commission on October 11, 2016.
13.	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 14, 2017
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 14, 2017
	Daniel N. Ford	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 14, 2017
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 14, 2017
	Daniel N. Ford	and Accounting Officer

By	/s/ Matthew M. McKenzie	Director	March 14, 2017
Matthew M. McKenzie

By	/s/ Corey A. Lambrecht	Director	March 14, 2017
Corey A. Lambrecht

By	/s/ Thomas A. Price	Director	March 14, 2017
Thomas A. Price

By	/s/ Sean P. Rooney	Director	March 14, 2017
Sean P. Rooney

By	/s/ Paul D. White	Director	March 14, 2017
Paul D. White

