Form 10-Q
period 2017-03-31
CUI Global, Inc.
filed 2017-05-10
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 20,961,664 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of May 9, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,962	$4,617
Trade accounts receivable, net of allowance of $121
and $151, respectively	10,091	9,375
Inventories, net of allowance of $956 and $774, respectively	13,391	13,202
Costs in excess of billings	2,283	2,735
Prepaid expenses and other	2,585	2,174
Total current assets	31,312	32,103

Property and equipment, less accumulated depreciation of
$3,536 and $3,299, respectively	11,057	10,952
Goodwill	20,217	20,125
Other intangible assets, less accumulated amortization of $9,980
and $9,438, respectively	15,867	16,201
Note receivable, less current portion	331	362
Deposits and other assets	119	100
Total assets	$78,903	$79,843

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$7,677	$6,170
Mortgage note payable, current portion	90	89
Capital lease obligation, current portion	26	28
Accrued expenses	4,193	4,542
Billings in excess of costs	2,855	1,977
Unearned revenue	5,675	4,932
Total current liabilities	20,516	17,738

Long term mortgage note payable, less current portion	3,327	3,350
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	12	12
Derivative liability	434	467
Deferred tax liabilities	3,858	4,120
Other long-term liabilities	156	217
Total liabilities	33,607	31,208

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized;
no shares issued at March 31, 2017 or December 31, 2016	—	—
Common stock, par value $0.001; 325,000,000 shares
authorized; 20,950,352 shares issued and outstanding at
March 31, 2017 and 20,916,848 shares issued and
outstanding at December 31, 2016	21	21
Additional paid-in capital	150,400	150,174
Accumulated deficit	(99,824)	(95,970)
Accumulated other comprehensive loss	(5,301)	(5,590)
Total stockholders' equity	45,296	48,635
Total liabilities and stockholders' equity	$78,903	$79,843

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2017	2016

Total revenues	$17,844	$20,661

Cost of revenues	12,160	12,626

Gross profit	5,684	8,035

Operating expenses:
Selling, general and administrative	8,554	9,238
Depreciation and amortization	552	608
Research and development	610	506
Provision (credit) for bad debt	(27)	7
Other operating expenses	5	—

Total operating expenses	9,694	10,359

Loss from operations	(4,010)	(2,324)

Other income (expense)	46	(76)
Interest expense	(116)	(123)

Loss before taxes	(4,080)	(2,523)

Income tax (benefit) expense	(226)	145

Net loss	$(3,854)	$(2,668)

Basic and diluted weighted average
common shares outstanding	20,949,251	20,878,549

Basic and diluted loss per common share	$(0.18)	$(0.13)

See accompanying notes to condensed consolidated financial statements

3

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2017	2016
Net loss	$(3,854)	$(2,668)

Other comprehensive income (loss)
Foreign currency translation adjustment	289	(499)
Comprehensive loss	$(3,565)	$(3,167)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2016	20,916,848	$21	$150,174	$(95,970)	$(5,590)	$48,635

Common stock issued for exercises of options	245	—	—	—	—	—
Common stock issued for compensation, services, and royalty payments	33,259	—	226	—	—	226
Net loss for the period ended March 31, 2017	—	—	—	(3,854)	—	(3,854)
Other comprehensive income	—	—	—	—	289	289
Balance, March 31, 2017	20,950,352	$21	$150,400	$(99,824)	$(5,301)	$45,296

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,854)	$(2,668)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	236	229
Amortization of intangibles	464	478
Stock and options issued and stock to be issued for compensation, royalties and services	91	289
Unrealized (gain) loss on derivative liability	(33)	108
Provision for (credit to) bad debt expense and returns allowances	(28)	(37)
Deferred income taxes	(294)	3
Inventory reserve	179	122
Non-cash unrealized foreign currency (gains)/losses	(176)	64
Loss on disposal of assets	5	—

(Increase) decrease in operating assets:
Trade accounts receivable	(643)	3,151
Inventories	(296)	(236)
Costs in excess of billings	475	(1,347)
Prepaid expenses and other current assets	(371)	(36)
Deposits and other assets	(3)	(16)
Increase (decrease) in operating liabilities:
Accounts payable	1,410	(711)
Accrued expenses	(210)	(765)
Unearned revenue	719	258
Billings in excess of costs	847	796
NET CASH USED IN OPERATING ACTIVITIES	(1,482)	(318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(198)	(251)
Proceeds from sale of property and equipment	1	—
Investments in other intangible assets	(71)	(133)
Proceeds from notes receivable	19	—
NET CASH USED IN INVESTING ACTIVITIES	(249)	(384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(3)	(8)
Payments on mortgage note payable	(22)	(21)
Payments on contingent consideration	(61)	(59)
NET CASH USED IN FINANCING ACTIVITIES	(86)	(88)

Effect of exchange rate changes on cash	162	(123)
Net decrease in cash and cash equivalents	(1,655)	(913)
Cash and cash equivalents at beginning of period	4,617	7,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,962	$6,354

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$21	$73
Interest paid, net of capitalized interest	$116	$125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$8	$20
Common stock issued and to be issued for consulting services and compensation in common stock	$218	$159
Exchange of investment in TPI in return for note receivable (note 4)	$—	$385
Accrued property and equipment purchases	$122	$13
Accrued investment in other intangible assets	$29	$57

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

CUI Global Inc. (CUI Global) is a platform company composed of two segments, the Power and Electromechanical segment and the Energy segment, along with an "Other" category.

The Power and Electromechanical segment is made up of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity holding the corporate building, CUI Properties. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-K for the year ended December 31, 2016.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Revision

Immaterial revision was made to the condensed consolidated statements of cash flows: for the three months ended March 31, 2016, $64 thousand was reclassified from effect of exchange rate changes on cash to non-cash unrealized foreign currency gains/losses included as a reconciling item to cash used in operating activities. This change was related primarily to foreign currency gains and losses on intercompany advances to Orbital UK.

2. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At March 31, 2017 and December 31, 2016, accrued liabilities included $1.1 million of accrued inventory payable. At March 31, 2017 and December 31, 2016, inventory by category is valued net of reserves and consists of:

(in thousands)	March 31,	December 31,
	2017	2016
Finished goods	$10,076	$9,684
Raw materials	3,372	3,357
Work-in-process	899	935
Inventory reserves	(956)	(774)

Total inventories	$13,391	$13,202

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

The carrying value of goodwill and the activity for the three months ended March 31, 2017 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2016	$13,083	$7,042	$—	$20,125
Currency translation adjustments	6	86	—	92
Balance, March 31, 2017	$13,089	$7,128	$—	$20,217

The Company also tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived intangible assets at May 31, 2016 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other Indefinite-lived intangibles were $7.3 million at March 31, 2017.

4. INVESTMENT AND NOTE RECEIVABLE

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand and $5 thousand of interest income from the note in the three months ended March 31, 2017 and 2016, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a $19 thousand cash payment against the note in the three months ended March 31, 2017. CUI Global reviewed the note receivable for non-collectability as of March 31, 2017 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2017.

5. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 9, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2017, the Company had $33 thousand of unrealized gain related to the derivative liabilities.

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

6. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company did not grant any stock options in the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, the Company recorded stock-based expense of $91 thousand and $0.3 million.

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

Management has identified six operating segments based on the activities of the Company in accordance with the ASC 280-10. These operating segments have been aggregated into two reportable segments, and an Other category. The two reportable segments are Power and Electromechanical and Energy. The Power and Electromechanical segment is focused on the operations of CUI, CUI-Canada and CUI Japan for the sale of internal and external power supplies and related components, industrial controls and test and measurement devices. The Power and Electromechanical segment also includes CUI Properties, LLC that owns the Company's Tualatin, Oregon facility. The Energy segment is focused on the operations of Orbital Gas Systems Ltd. and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other category represents the remaining activities that are not included as part of the other reportable segments and represents primarily corporate activity.

During the three months ended March 31, 2017, the Company’s total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment. During the three months ended March 31, 2016, the Company's total revenues consisted of 63% from the Power and Electromechanical segment and 37% from the Energy segment.

The following information represents segment activity for the three months ended March 31, 2017 and selected balance sheet items as of March 31, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$13,662	$4,182	$—	$17,844
Depreciation and amortization(1)	381	319	—	700
Interest expense	54	—	62	116
Loss from operations	(534)	(2,264)	(1,212)	(4,010)
Segment assets	49,414	29,180	309	78,903
Other intangible assets, net	9,082	6,785	—	15,867
Goodwill	13,089	7,128	—	20,217
Expenditures for long-lived assets (2)	204	65	—	269

(1) For the Power and Electromechanical segment, depreciation and amortization include $148 thousand which were included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended March 31, 2016 and selected balance sheet items as of March 31, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$13,052	$7,609	$—	$20,661
Depreciation and amortization (1)	335	371	1	707
Interest expense	55	2	66	123
Loss from operations	(337)	(95)	(1,892)	(2,324)
Segment assets	49,810	37,075	475	87,360
Other intangibles assets, net	9,521	8,620	1	18,142
Goodwill	13,089	8,202	—	21,291
Expenditures for long-lived assets (2)	274	110	—	384

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three months ended March 31, 2016, include $99 thousand, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(in thousands)	For the Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
USA	$10,113	57%	$10,568	51%
United Kingdom	3,083	17%	4,605	22%
All Others	4,648	26%	5,488	27%
Total	$17,844	100%	$20,661	100%

8. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the goodwill impairment test by eliminating Step 2 from the test among other technical changes intended to streamline the impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments should be applied on a prospective basis.

The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and may early adopt as early as its first annual or interim impairment testing date following January 1, 2017. The Company has elected to early adopt the amendments of this standard effective with its May 31, 2017 goodwill impairment test. The early adoption of this standard is not expected to impact the Company’s financial condition, results of operations, cash flows or disclosures.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of March 31, 2017 and December 31, 2016, respectively, was as follows:

(in thousands)
March 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$434	$—	$434
Contingent consideration	—	—	42	42
Total liabilities	$—	$434	$42	$476

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$467	$—	$467
Contingent consideration	—	—	103	103
Total liabilities	$—	$467	$103	$570

(in thousands)
Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2016	$103
Payments	(61)
Quarterly fair value adjustments	—
Balance at March 31, 2017	$42

There were no transfers between Level 3 and Level 2 in 2017 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. Based on the Company’s revenue projections and first quarter 2017 analysis, the current value of the contingent consideration remained the same net of actual payments made during the quarter.

Contingent consideration in the amount of $61 thousand was paid out during the three months ended March 31, 2017. There was no other change made to contingent consideration necessary as of March 31, 2017 based on the most recent forecast of the related revenues.

10. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three months ended March 31, 2017 and March 31, 2016, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three months ended March 31, 2017 and 2016. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2017 and 2016.

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2017	2016
Net loss	$(3,854)	$(2,668)
Basic and diluted weighted average number of shares outstanding	20,949,251	20,878,549
Basic and diluted loss per common share	$(0.18)	$(0.13)

11. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended March 31,
	2017	2016
Interest cost incurred	$120	$123
Interest cost capitalized - property and equipment	(4)	—
Interest expense, net	$116	$123

12. INCOME TAXES

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

A net tax benefit of $226 thousand was recorded to the income tax provision for the three months ended March 31, 2017 resulting in an effective tax rate of 5.54% for the period. The income tax benefit primarily relates to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA deferred tax assets were reduced by a full valuation allowance.

The Company’s total income tax expense and effective tax rate was $145 thousand and 5.75%, respectively, for the same period in 2016. The income tax expense for the three months ended March 31, 2016 related primarily to deferred taxes at our foreign operations partially offset by domestic state minimum taxes as all of our USA deferred tax assets were reduced by a full valuation allowance.

The Company adopted ASU 2016-09 effective January 1, 2017 on a modified retrospective basis, whereby a cumulative-effect adjustment to equity as of the beginning of the period is required. Upon evaluation, no adjustment was required as of January 1, 2017.

13. WORKING CAPITAL LINE OF CREDIT

During the period ended March 31, 2017, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	March 31, 2017 Balance	Expiration Date	Interest rate
$4,000	$—	October 1, 2018	Fixed rate at 1.75% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
Variable rate at 1.75% above the daily one-month LIBOR rate

The line of credit is secured by the following collateral via a security agreement with CUI Inc. at March 31, 2017:

(in thousands)

CUI Inc. General intangibles, net	$9,036
CUI Inc. Accounts receivable, net	$5,714
CUI Inc. Inventory, net	$8,913
CUI Inc. Equipment, net	$855

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc. limit capital expenditures by CUI Inc. to $1.2 million in any fiscal year. The LOC contains certain financial covenants, some of which the Company was not in compliance with at March 31, 2017 and December 31, 2016. The Company has obtained a waiver from Wells Fargo Bank for the instances of non-compliance through June 30, 2017, the next measuring date. At March 31, 2017, there was no balance outstanding on the line of credit. Also, Wells Fargo Bank has waived the cross-default provision on the promissory note payable owed by CUI Properties for a period beyond one year from the date of this filing as it relates to the LOC covenant violations, therefore the note is not considered to be in default and continues to include a portion classified as long term.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of March 31,	As of December 31,
	2017	2016
Foreign currency translation adjustment	$(5,301)	$(5,590)
Accumulated other comprehensive income (loss)	$(5,301)	$(5,590)

15. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of March 31, 2017 and December 31, 2016:

	Asset Balances at
	March 31,	December 31,
(in thousands)	2017	2016
Classes of Property
Motor vehicles	$60	$98
Equipment	19	19
Less: Accumulated depreciation	(41)	(65)
	$38	$52

The following summarizes the current and long-term portion of capital leases as of March 31, 2017 and December 31, 2016:

(in thousands)	Liability Balances at
	March 31,	December 31,
	2017	2016
Current leases payable	$26	$28
Long-term leases payable	12	12
	$38	$40

16. NOTES PAYABLE

Notes payable is summarized as follows as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Mortgage note payable (1)	$3,417	$3,439
Acquisition Note Payable - related party (2)	5,304	5,304
Ending balance	$8,721	$8,743

(1)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the three months ended March 31, 2017, the Company made principal payments of $22 thousand against the mortgage promissory note payable. At March 31, 2017, the balance owed on the mortgage promissory note payable was $3.4 million, of which $90 thousand and $3.3 million were in current and long-term liabilities, respectively. See Note 13, Working Capital Line of Credit for more information on the Company's debt covenants.

(2)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of March 31, 2017, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

17. CONCENTRATIONS

For the three months ended March 31, 2017, 24% of revenues were derived from one customer: Digi-Key Electronics in the Power and Electromechanical segment. For the three months ended March 31, 2016, 33% of revenues were derived from two customers: Digi-Key Electronics in the Power and Electromechanical segment at 21% and National Grid in the Energy segment at 12%.

The Company’s major product lines during the first three months of 2017 and 2016 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At March 31, 2017, of the gross trade accounts receivable of $10.2 million, 26% was due from two customers: National Grid in the Energy segment at 16% and Digi-Key Electronics in the Power and Electromechanical segment at 10%. At December 31, 2016, of the gross trade accounts receivable totaling $9.5 million, 30% was due from three customers: Scotia Gas Networks plc, Socrate spa, and National Grid, each at 10% in the Energy segment.

There were no supplier concentrations greater than 10% during the three months ended March 31, 2017. During the three months ended March 31, 2016, CUI had one supplier concentration of 10%, related to inventory product received.

The Company had revenue concentration in the United Kingdom for the three months ended March 31, 2017 and 2016 of 17% and 22%, respectively.

At March 31, 2017 and December 31, 2016, the Company had trade accounts receivable concentrations in the United Kingdom of 28% and 27%, respectively.

18. OTHER EQUITY TRANSACTIONS

The following shares issued during 2017 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2017	Vested restricted common stock	Expensed	Four board members	Director compensation	7,448	$50

January and February 2017	Common stock	Expensed	Two Employees	Approved bonus	24,578	168	(1)

January 2017	Common stock	Expensed	Related party	Q4 Royalty Fee	1,233	8	(1)

January and February 2017	Common stock	Expensed	Two Employees	Cashless stock option exercises	245	—	(2)

					33,504	$226	(3)

(1) Bonuses and royalty were accrued and expensed in 2016

(2) The Company received $— for the issuance in the cashless option exercises.

(3) Does not include stock expense of $41 thousand included in accrued liabilities at March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2017 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2016 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2017, CUI Global had a consolidated loss from operations of $4.0 million compared to consolidated loss from operations of $2.3 million in the three months ended March 31, 2016. During the three months ended March 31, 2017, CUI Global had a consolidated net loss of $3.9 million compared to a consolidated net loss of $2.7 million in the three months ended March 31, 2016. The consolidated net loss for the three months ended March 31, 2017, was primarily the result of lower revenue in the Energy segment related to lower sales of gas related metering, monitoring and control systems, including GasPT, lower gross profit margins in both the Power and Electromechanical segment and the Energy segment, and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. In 2017, a lower value of the British pound Sterling due to the recent Brexit vote resulted in lower translated revenue at our U.K. operations, but did not have a significant effect on operating or net income.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended March 31, 2017:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$13,662	100.0%	$4,182	100.0%	$—	—%	$17,844	100.0%
Cost of revenue	9,276	67.9%	2,884	69.0%	—	—%	12,160	68.2%
Gross profit	4,386	32.1%	1,298	31.0%	—	—%	5,684	31.8%

Operating expenses:
Selling, general and administrative	4,128	30.2%	3,214	76.8%	1,212	—%	8,554	48.0%
Depreciation and amortization	233	1.7%	319	7.6%	—	—%	552	3.1%
Research and development	572	4.2%	38	0.9%	—	—%	610	3.4%
Provision (credit) for bad debt	(12)	(0.1)%	(15)	(0.4)%	—	—%	(27)	(0.2)%
Other operating Expenses	(1)	—%	6	0.2%	—	—%	5	—%
Total operating expenses	4,920	36.0%	3,562	85.1%	1,212	—%	9,694	54.3%
Loss from operations	$(534)	(3.9)%	$(2,264)	(54.1)%	$(1,212)	—%	$(4,010)	(22.5)%

For the three months ended March 31, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$13,052	100.0%	$7,609	100.0%	$—	—%	$20,661	100.0%
Cost of revenue	8,334	63.9%	4,292	56.4%	—	—%	12,626	61.1%
Gross Profit	4,718	36.1%	3,317	43.6%	—	—%	8,035	38.9%

Operating expenses:
Selling, general and administrative	4,390	33.6%	2,957	38.8%	1,891	—%	9,238	44.7%
Depreciation and amortization	236	1.8%	371	4.9%	1	—%	608	2.9%
Research and development	447	3.4%	59	0.8%	—	—%	506	2.5%
Provision (credit) for bad debt	(18)	(0.1)%	25	0.3%	—	—%	7	—%
Total operating expenses	5,055	38.7%	3,412	44.8%	1,892	—%	10,359	50.1%
Loss from operations	$(337)	(2.6)%	$(95)	(1.2)%	$(1,892)	—%	$(2,324)	(11.2)%

Revenue

(in thousands)

Revenues by Segment or Category	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$13,662	$13,052	$610	4.7%
Energy	4,182	7,609	(3,427)	(45.0)%
Other	—	—	—	—%
Total revenues	$17,844	$20,661	$(2,817)	(13.6)%

Overall, revenues are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the addition in March 2015 of CUI-Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc. The revenues for the three months ended March 31, 2017 were lower than the comparable period due to lower revenue in our Energy segment associated with lower translated revenue at our UK operations due to the lower value British pound Sterling following Brexit, timing of customer project delivery schedules and the temporary halt of deliveries of gas related metering, monitoring and control systems, including GasPT units in Italy due to a regulatory hurdle. The Italian contract is still in place and the Company expects deliveries to return to previous levels as soon as the regulatory issues are resolved. Partially offsetting the decrease in the Energy segment, was an increase in revenue in the Power and Electromechanical segment in the three months ended March 31, 2017 due to the timing of customer delivery schedules and sell through activity at distributors.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment and Energy segment held a backlog of customer orders of approximately $19.6 million and $14.3 million, respectively, as of March 31, 2017.

Cost of revenues

(in thousands)

Cost of Revenues by Segment or Category	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$9,276	$8,334	$942	11.3%
Energy	2,884	4,292	(1,408)	(32.8)%
Other	—	—	—	—%
Total cost of revenues	$12,160	$12,626	$(466)	(3.7)%

For the three months ended March 31, 2017, the cost of revenues as a percentage of revenue increased to 68% from 61% during the prior-year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended March 31, 2017 was 68% compared to 64% during the prior-year comparative period. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended March 31, 2017 was 69% compared to 56% in the three months ended March 31, 2016. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer until a regulatory issue can be resolved.

Selling, General and Administrative Expenses

(in thousands)

Selling, General, and Administrative Expense by Segment or Category	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$4,128	$4,390	$(262)	(6.0)%
Energy	3,214	2,957	257	8.7%
Other	1,212	1,891	(679)	(35.9)%
Total selling, general and administrative expense	$8,554	$9,238	$(684)	(7.4)%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including Novum, GasPT, IRIS and VE, and new product introductions.

During the three months ended March 31, 2017, SG&A decreased $0.7 million, compared to the prior-year comparative period. The decrease for the three-month period is largely due to $0.5 million lower bonuses in the Other category and $0.3 million in severance costs incurred in the Power and Electromechanical segment in the three months ended March 31, 2016 for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment that did not recur in 2017. SG&A increased to 48% of total revenue compared to 45% of total revenue during the three-month period ended March 31, 2016

Depreciation and Amortization

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

(in thousands)

Depreciation and Amortization by Segment or Category	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$381	$335	$46	13.7%
Energy	319	371	(52)	(14.0)%
Other	—	1	(1)	(100.0)%
Total depreciation and amortization	$700	$707	$(7)	(1.0)%

The total depreciation and amortization expense for the three months ended March 31, 2017 and 2016 included $148 thousand and $99 thousand, respectively, which was included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three months ended March 31, 2017 was down slightly compared to the three months ended March 31, 2016 as a result of lower translated depreciation and amortization at our U.K. operation due to lower pound Sterling translation rates in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulting from Brexit in June 2016. Partially offsetting this decrease were depreciation and amortization increases due to new additions to property and equipment and intangibles during the last nine months of 2016 and first three months of 2017.

Research and Development

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, Gas PT, VE Technolgoy and other products.

(in thousands)

Research and Development by Segment or Category	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$572	$447	$125	28.0%
Energy	38	59	(21)	(35.6)%
Other	—	—	—	—%
Total research and development	$610	$506	$104	20.6%

Provision (Credit) for Bad Debt

The decrease in bad debt is due to improved credit and collections across all businesses in the three months ended March 31, 2017.

(in thousands)

Provision (Credit) for Bad Debt by Segment or Category	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Power and Electromechanical	$(12)	$(18)	$6	(33.3)%
Energy	(15)	25	(40)	(160.0)%
Other	—	—	—	—%
Total provision for bad debt	$(27)	$7	$(34)	(485.7)%

Other Income (Expense)

Other income (expense) consisted of the following items:

(in thousands)

Other Income (Expense)	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Foreign exchange gain	$2	$18	$(16)	(88.9)%
Interest income	5	9	(4)	(44.4)%
Unrealized gain (loss) on derivative	33	(108)	141	(130.6)%
Other, net	6	5	1	20.0%
Total Other income (expense)	$46	$(76)	$122	(160.5)%

Interest Expense

For both the three months ended March 31, 2017 and 2016, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

Interest expense in 2017 and 2016 is associated with interest on bank and secured promissory notes.

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

For additional analysis, see Note 12, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of March 31, 2017, the Company held Cash and cash equivalents of $3.0 million. Operations, investments, patents and equipment have been funded through cash on hand and debt.

Cash Used In Operations

Cash used in operations of $1.5 million was a $1.2 million increase in cash used compared to $0.3 million for the comparable period in 2016. The three months ended March 31, 2017 were significantly affected by lower revenue in the Energy segment.

The change in cash used in operating activities is primarily the result of a larger net loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and negative cash flows due to timing of collection of trade accounts receivable of $0.6 million and payments of prepaid expenses of $0.4 million partially offset by changes in costs in excess of billings of $0.5 million, accounts payable of $1.4 million, unearned revenue of $0.7 million and billings in excess of costs of $0.8 million.

During the first three months of 2017 and 2016, the Company used stock as a form of payment to certain employees, vendors and consultants. For the three months ended March 31, 2017 and 2016, the Company recorded a total of $91 thousand and $0.3 million, respectively for share-based compensation related to equity given, or to be given and for options vesting, to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses and that all employee options were fully vested in 2016.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus and a sales agreement prospectus that was effective March 29, 2017. With these filings, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million. The sales agreement prospectus allows for the sale of up to $30 million in at-the-market (ATM) offerings.

As the Company focuses on strategic acquisitions, technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during the remainder of 2017 and beyond, it will fund strategic acquisitions, research and development together with related sales and marketing efforts for its various product offerings with cash on hand, available debt and issuances through the S-3 registration statement and sales agreement prospectus.

Capital Expenditures and Investments

During the first three months of 2017 and 2016, CUI Global invested $0.2 million and $0.3 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, regular computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining quarter of 2017 in support of its on-going business and continued development of product lines and technologies.

During the three months ended March 31, 2017 and 2016, CUI Global invested $71 thousand and $0.1 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

Financing Activities

For the three months ended March 31, 2017 and 2016, the Company made payments of $3 thousand and $8 thousand, respectively, toward capital lease obligations; $22 thousand and $21 thousand, respectively, toward the mortgage note payable; and $61 thousand and $59 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the three months ended March 31, 2017 and 2016, $66 thousand of interest payments were made in each three-month period in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at March 31, 2017 of $3.4 million due, of which $90 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at March 31, 2017, the Company had a zero balance on its $4.0 million two-year revolving Line of Credit (LOC) with Wells Fargo Bank. The LOC contains certain financial covenants, some of which the Company was not in compliance with at March 31, 2017 and December 31, 2016. The Company has obtained a waiver from Wells Fargo Bank for the instances of non-compliance through June 30, 2017, the next measuring date. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. At March 31, 2017, there was no balance outstanding on the line of credit. Wells Fargo Bank has waived the cross-default provision on the promissory note payable owed by CUI Properties for a period beyond one year from the date of this filing as it relates to the LOC covenant violations, therefore the note is not considered to be in default and continues to include a portion classified as long term.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($1.9 million at March 31, 2017) that expires on October 5, 2021. The interest rate on the facility is a base rate plus a 2.25% margin. The facility had an interest rate of 2.5% at March 31, 2017. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd. At March 31, 2017, there was no balance outstanding on the overdraft facility.

At March 31, 2017, the Company had cash and cash equivalents balances of $3.0 million. At March 31, 2017, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At March 31, 2017, the Company had cash and cash equivalents of $0.1 million in Japanese bank accounts, $0.8 million in European bank accounts and $0.1 million in Canadian bank accounts.

At March 31, 2017, the Company has capital lease obligations of $38 thousand, of which $26 thousand are current obligations.

As described in Item 1A - Risk factors included in the Company's 2016 10-K, the United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results but the extent of the effect, if any, is not yet determinable. See Item 1A - Risk factors, for more information on the potential risks that are associated with the United Kingdom's pending withdrawal from the European Union.

The Company believes its operations and existing financing structure, including cash and cash equivalents, its S-3 registration statement and associated sales agreement prospectus and the unused line of credit and overdraft facility, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining nine months of 2017 will be comparable to the same period of 2016.

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

Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. The Company’s management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s results of operations, financial position or liquidity for the periods presented in this report. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 8 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three months ended March 31, 2017 and 2016:

		British Pound	Canadian	Japanese
	U.S. Dollars	Sterling	Dollar	Yen
For the Three Months Ended March 31, 2017
Revenues	78%	20%	—%	2%
Operating expenses	66%	25%	8%	1%
For the Three Months Ended March 31, 2016
Revenues	67%	32%	—%	1%
Operating expenses	69%	24%	6%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three months ended March 31, 2017, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

Investment Risk

The Company has an Investment Policy that, among other things, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. The Company’s investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio, if any investments exist during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2017, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2017	Vested restricted common stock	Expensed	Four board members	Director compensation	7,448	$50

January and February 2017	Common stock	Expensed	Two Employees	Approved bonus	24,578	168	(1)

January 2017	Common stock	Expensed	Related party	Q4 Royalty Fee	1,233	8	(1)

January and February 2017	Common stock	Expensed	Two Employees	Cashless stock option exercises	245	—	(2)

					33,504	$226	(3)

(1) Bonuses and royalty were accrued and expensed in 2016.

(2) The Company received $— for the issuance in the cashless option exercises.

(3) Does not include stock expense of $41 thousand included in accrued liabilities at March 31, 2017.

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

Signed and submitted this 10th day of May, 2017.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

