Form 10-Q
period 2017-06-30
CUI Global, Inc.
filed 2017-08-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

YES ☐  NO  ☒

There were 20,995,916 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of August 7, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,787	$4,617
Trade accounts receivable, net of allowance of $98 and $151, respectively	11,656	9,375
Inventories, net of allowance of $965 and $774, respectively	13,822	13,202
Costs in excess of billings	1,647	2,735
Prepaid expenses and other	1,047	2,174
Total current assets	29,959	32,103

Property and equipment, less accumulated depreciation of $3,818 and $3,299, respectively	11,237	10,952
Goodwill	20,512	20,125
Other intangible assets, less accumulated amortization of $10,744 and $9,438, respectively	15,959	16,201
Note receivable, less current portion	327	362
Deposits and other assets	1,712	100
Total assets	$79,706	$79,843

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,901	$6,170
Line of credit	1,066	—
Mortgage note payable, current portion	91	89
Capital lease obligation, current portion	4	28
Accrued expenses	5,053	4,542
Billings in excess of costs	3,623	1,977
Unearned revenue	6,352	4,932
Total current liabilities	22,090	17,738

Long term mortgage note payable, less current portion	3,303	3,350
Long term note payable, related party	5,304	5,304
Capital lease obligation, less current portion	11	12
Derivative liability	432	467
Deferred tax liabilities	3,681	4,120
Other long-term liabilities	125	217
Total liabilities	34,946	31,208

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2017 or December 31, 2016	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 20,980,720 shares issued and outstanding at June 30, 2017 and 20,916,848 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in capital	150,521	150,174
Accumulated deficit	(101,392)	(95,970)
Accumulated other comprehensive loss	(4,390)	(5,590)
Total stockholders' equity	44,760	48,635
Total liabilities and stockholders' equity	$79,706	$79,843

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Total revenues	$22,500	$23,140	$40,345	$43,802

Cost of revenues	14,276	13,983	26,437	26,609

Gross profit	8,224	9,157	13,908	17,193

Operating expenses:
Selling, general and administrative	8,712	9,009	17,268	18,247
Depreciation and amortization	564	616	1,115	1,225
Research and development	614	527	1,224	1,032
Provision (credit) for bad debt	(23)	42	(51)	49
Other operating expenses	7	—	12	—

Total operating expenses	9,874	10,194	19,568	20,553

Loss from operations	(1,650)	(1,037)	(5,660)	(3,360)

Other income (expense)	46	(195)	92	(271)
Interest expense	(121)	(121)	(237)	(245)

Loss before taxes	(1,725)	(1,353)	(5,805)	(3,876)

Income tax expense (benefit)	(157)	128	(383)	273

Net loss	$(1,568)	$(1,481)	$(5,422)	$(4,149)

Basic and diluted weighted average common shares outstanding	20,967,957	20,889,052	20,958,656	20,883,800

Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.26)	$(0.20)

See accompanying notes to condensed consolidated financial statements

3

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,568)	$(1,481)	$(5,422)	$(4,149)

Other comprehensive income (loss)
Foreign currency translation adjustment	911	(1,602)	1,200	(2,101)
Comprehensive loss	$(657)	$(3,083)	$(4,222)	$(6,250)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2016	20,916,848	$21	$150,174	$(95,970)	$(5,590)	$48,635

Common stock issued for exercises of options	245	—	—	—	—	—
Common stock issued for compensation, services, and royalty payments	63,627	—	347	—	—	347
Net loss for the period ended June 30, 2017	—	—	—	(5,422)	—	(5,422)
Other comprehensive income	—	—	—	—	1,200	1,200
Balance, June 30, 2017	20,980,720	$21	$150,521	$(101,392)	$(4,390)	$44,760

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,422)	$(4,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	468
Amortization of intangibles	945	969
Stock and options issued and stock to be issued for compensation, royalties and services	204	841
Unrealized (gain) loss on derivative liability	(35)	146
Provision for (credit to) bad debt expense and returns allowances	(51)	44
Deferred income taxes	(490)	(43)
Inventory reserve	173	136
Non-cash unrealized foreign currency (gains)/losses	(98)	185
Impairment of intangible assets	3	—
Loss on disposal of assets	9	—

(Increase) decrease in operating assets:
Trade accounts receivable	(2,039)	1,672
Inventory	(570)	(553)
Costs in excess of billings	1,175	(985)
Prepaid expenses and other current assets	(283)	583
Deposits and other assets	(27)	(39)
Increase (decrease) in operating liabilities:
Accounts payable	(391)	(293)
Accrued expenses	523	(612)
Unearned revenue	1,358	843
Billings in excess of costs	1,505	517
NET CASH USED IN OPERATING ACTIVITIES	(3,029)	(270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(473)	(329)
Proceeds from sale of property and equipment	2	—
Investments in other intangible assets	(339)	(442)
Proceeds from notes receivable	19	—
NET CASH USED IN INVESTING ACTIVITIES	(791)	(771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	9,530	—
Payments on line of credit	(8,464)	—
Payments on capital lease obligations	(25)	(11)
Payments on mortgage note payable	(45)	(43)
Payments on contingent consideration	(61)	(59)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	935	(113)

Effect of exchange rate changes on cash	55	(90)
Net decrease in cash and cash equivalents	(2,830)	(1,244)
Cash and cash equivalents at beginning of period	4,617	7,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,787	$6,023

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$93	$137
Interest paid, net of capitalized interest	$238	$247

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$8	$31
Common stock issued and to be issued for consulting services and compensation in common stock	$339	$583
Exchange of investment in TPI in return for note receivable (note 4)	$—	$385
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest.	$(6)	$22
Accrued property and equipment purchases	$74	$19
Accrued investment in other intangible assets	$60	$87

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

The Power and Electromechanical segment defines its product offerings into two categories: components including connectors, speakers, buzzers, test and measurement devices, and control solutions including encoders and sensors; and power solutions, which includes Novum and ICE. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense.

The Company’s Energy segment is made up of the Orbital Gas Systems Ltd subsidiary (Orbital-UK) and the Orbital Gas Systems, North America, Inc. subsidiary, collectively referred to as "Orbital." This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital-UK, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary, to represent the Energy segment in the North American market. GasPT® and VE Technology® products are sold through Orbital.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, impairment of prepaid royalties, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revision

Immaterial revision was made to the condensed consolidated statements of cash flows: for the six months ended June 30, 2016, $185 thousand was reclassified from effect of exchange rate changes on cash to non-cash unrealized foreign currency gains/losses included as a reconciling item to cash used in operating activities. This change was related primarily to foreign currency gains and losses on intercompany advances to Orbital-UK.

2. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At June 30, 2017 and December 31, 2016, accrued liabilities included $1.4 million and $1.1 million of accrued inventory payable, respectively. At June 30, 2017 and December 31, 2016, inventory by category is valued net of reserves and consists of:

(in thousands)	June 30,	December 31,
	2017	2016
Finished goods	$10,409	$9,684
Raw materials	3,353	3,357
Work-in-process	1,025	935
Inventory reserves	(965)	(774)

Total inventories	$13,822	$13,202

3. PREPAID EXPENSES, DEPOSITS AND OTHER

(in thousands)	June 30,	December 31,
	2017	2016
Prepaid expenses and other	$1,047	$2,174
Deposits and other assets	$1,712	$100

During the second quarter of 2017, prepaid royalties in the amount of $1.6 million were transferred to long-term and included in Deposits and other assets as of June 30, 2017 due to a change in the estimated period of when those prepayments will be amortized based upon management’s assessment of future GasPT sales.

4. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived intangible assets at May 31, 2017 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other Indefinite-lived intangibles were $7.3 million at June 30, 2017.

The Company also tests for impairment of Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill as of May 31, 2017, management completes a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Periodically, as was done at May 31, 2016, the Company also prepares a quantitative analysis in addition to the qualitative one. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill. Through these reviews, management concluded that there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year).

The carrying value of goodwill and the activity for the six months ended June 30, 2017 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2016	$13,083	$7,042	$—	$20,125
Currency translation adjustments	7	380	—	387
Balance, June 30, 2017	$13,090	$7,422	$—	$20,512

5. INVESTMENT AND NOTE RECEIVABLE

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand and $5 thousand of interest income from the note in the three months ended June 30, 2017 and 2016, respectively. The Company recorded $9 thousand and $10 thousand of interest income from the note in the six months ended June 30, 2017 and 2016, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a $19 thousand cash payment against the note in the six months ended June 30, 2017. CUI Global reviewed the note receivable for non-collectability as of June 30, 2017 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2017.

6. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 10, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2017, the Company had $2 thousand and $35 thousand, respectively of unrealized gain related to the derivative liabilities.

Embedded Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging,” which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

7. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company did not grant any stock options in the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, the Company recorded stock-based expense of $113 thousand and $0.2 million, respectively, and for the three and six months ended June 30, 2016, the Company recorded stock-based expense of $0.6 million and $0.8 million, respectively.

8. SEGMENT REPORTING

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

During the three months ended June 30, 2017, the Company’s total revenues consisted of 81% from the Power and Electromechanical segment and 19% from the Energy segment. During the three months ended June 30, 2016, the Company's total revenues consisted of 67% from the Power and Electromechanical segment and 33% from the Energy segment.

During the six months ended June 30, 2017, the Company’s total revenues consisted of 79% from the Power and Electromechanical segment and 21% from the Energy segment. During the six months ended June 30, 2016, the Company's total revenues consisted of 65% from the Power and Electromechanical segment and 35% from the Energy segment.

The information represents segment activity for the three months ended June 30, 2017 and selected balance sheet items as of June 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$18,180	$4,320	$—	$22,500
Depreciation and amortization(1)	394	333	—	727
Interest expense	59	1	61	121
Profit (loss) from operations	1,629	(2,001)	(1,278)	(1,650)
Segment assets	49,385	29,973	348	79,706
Other intangible assets, net	9,093	6,866	—	15,959
Goodwill	13,090	7,422	—	20,512
Expenditures for long-lived assets (2)	425	118	—	543

The following information represents segment activity for the six months ended June 30, 2017 and selected balance sheet items as of June 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$31,842	$8,503	$—	$40,345
Depreciation and amortization(1)	775	652	—	1,427
Interest expense	113	1	123	237
Profit (loss) from operations	1,095	(4,265)	(2,490)	(5,660)
Segment assets	49,385	29,973	348	79,706
Other intangible assets, net	9,093	6,866	—	15,959
Goodwill	13,090	7,422	—	20,512
Expenditures for long-lived assets (2)	629	183	—	812

(1) For the Power and Electromechanical segment, for the three and six months ended June 30, 2017, depreciation and amortization include $163 thousand and $312 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended June 30, 2016 and selected balance sheet items as of June 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$15,399	$7,741	$—	$23,140
Depreciation and amortization (1)	357	372	1	730
Interest expense	55	—	66	121
Profit (loss) from operations	563	(185)	(1,415)	(1,037)
Segment assets	50,588	33,905	808	85,301
Other intangibles assets, net	9,553	7,964	—	17,517
Goodwill	13,100	7,644	—	20,744
Expenditures for segment assets (2)	207	180	—	387

The following information represents segment activity for the six months ended June 30, 2016 and selected balance sheet items as of June 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$28,451	$15,351	$—	$43,802
Depreciation and amortization (1)	691	744	2	1,437
Interest expense	110	2	133	245
Profit (loss) from operations	225	(279)	(3,306)	(3,360)
Segment assets	50,588	33,905	808	85,301
Other intangibles assets, net	9,553	7,964	—	17,517
Goodwill	13,100	7,644	—	20,744
Expenditures for segment assets (2)	481	290	—	771

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three and six months ended June 30, 2016, include $114 thousand and $212 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2017		2016
	Amount	%	Amount	%
USA	$14,465	64%	$11,286	49%
United Kingdom	3,717	17%	4,843	21%
All Others	4,318	19%	7,011	30%
Total	$22,500	100%	$23,140	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2017		2016
	Amount	%	Amount	%
USA	$24,578	61%	$21,854	50%
United Kingdom	6,800	17%	9,448	22%
All Others	8,967	22%	12,500	28%
Total	$40,345	100%	$43,802	100%

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and may early adopt as early as its first annual or interim impairment testing date following January 1, 2017. The Company has elected to early adopt the amendments of this standard effective with its May 31, 2017 goodwill impairment test. The early adoption of this standard did not impact the Company’s financial condition, results of operations, and cash flows.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional note disclosures). On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 15, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application is permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption. We are currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements. After initial evaluation, the Company expects to implement using the modified retrospective method. The Company continues to prepare for implementation in the first quarter of 2018. The Company expects to utilize certain practical expedients in its implementation of the revenue standard.

10. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of June 30, 2017 and December 31, 2016, respectively, was as follows:

(in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$432	$—	$432
Contingent consideration	—	—	42	42
Total liabilities	$—	$432	$42	$474

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$467	$—	$467
Contingent consideration	—	—	103	103
Total liabilities	$—	$467	$103	$570

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent consideration
Balance at December 31, 2016	$103
Payments	(61)
Quarterly fair value adjustments	—
Balance at June 30, 2017	$42

There were no transfers between Level 3 and Level 2 in 2017 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. Based on the Company’s revenue projections and second quarter 2017 analysis, the current value of the contingent consideration remained the same net of actual payments made during the six months ended June 30, 2017.

Contingent consideration in the amount of $61 thousand was paid out during the six months ended June 30, 2017. There was no other change made to contingent consideration necessary as of June 30, 2017 based on the most recent forecast of the related revenues.

11. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and six months ended June 30, 2017 and June 30, 2016, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and six months ended June 30, 2017 and 2016. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2017 and 2016.

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,568)	$(1,481)	$(5,422)	$(4,149)
Basic and diluted weighted average number of shares outstanding	20,967,957	20,889,052	20,958,656	20,883,800
Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.26)	$(0.20)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost incurred	$126	$122	$246	$246
Interest cost capitalized - property and equipment	(5)	(1)	(9)	(1)
Interest expense, net	$121	$121	$237	$245

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

A net tax benefit of $(157) thousand and $(383) thousand was recorded to the income tax provision for the three and six months ended June 30, 2017 resulting in an effective tax rate of 9.1% and 6.6%, respectively. The income tax benefit primarily relates to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA deferred tax assets were reduced by a full valuation allowance.

The Company’s total income tax expense and effective tax rate was $128 thousand and (9.5)%, and $273 thousand and (7.0)% respectively, for the same periods in 2016. The income tax expense for the quarter and year-to-date related primarily to taxes on the Company's profitable foreign operations and domestic state minimum taxes.

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) effective January 1, 2017 on a modified retrospective basis, whereby a cumulative-effect adjustment to equity as of the beginning of the period is required. Upon evaluation, no adjustment was required as of January 1, 2017.

14. WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

During the period ended June 30, 2017, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	June 30, 2017 Balance		Expiration Date	Interest rate
$4,000	1,066	(1)	June 1, 2019 (2)	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or Variable rate at 2.25% above the daily one-month LIBOR rate.

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. Accordingly, negative book cash balances are included in the balance on the line of credit and totaled $113 thousand as of June 30, 2017.

(2) During the second quarter of 2017, the Company modified its LOC agreement, which included extending the expiration date, adding CUI-Canada assets as collateral, and modifying restrictive debt covenants and increasing the interest rate on the facility.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at June 30, 2017:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$9,093
CUI Inc. and CUI-Canada Accounts receivable, net	$6,679
CUI Inc. and CUI-Canada Inventory, net	$12,186
CUI Inc. and CUI-Canada Equipment, net	$1,882

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC contains certain financial covenants, some of which the Company was not in compliance with at March 31, 2017 and December 31, 2016. The Company had obtained waivers from Wells Fargo Bank for the instances of non-compliance through March 31, 2017. In the second quarter of 2017, the Company renegotiated the terms of the LOC and its related covenants. There were no instances of covenant violations as of June 30, 2017. At June 30, 2017, there was a $1.1 million balance outstanding on the LOC and $2.9 million of credit was available.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($2.0 million at June 30, 2017) that expires on October 5, 2021. The balance at June 30, 2017 was $0. The interest rate on the facility is a base rate plus a 2.25% margin. The facility had an interest rate of 2.5% at June 30, 2017. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd. At June 30, 2017, there was no balance outstanding on the overdraft facility.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of June 30,	As of December 31,
	2017	2016
Foreign currency translation adjustment	$(4,390)	$(5,590)
Accumulated other comprehensive income (loss)	$(4,390)	$(5,590)

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(in thousands)	2017	2016
Classes of Property
Motor vehicles	$—	$98
Equipment	19	19
Less: Accumulated depreciation	(5)	(65)
	$14	$52

The following summarizes the current and long-term portion of capital leases payable as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(in thousands)	2017	2016
Current leases payable	$4	$28
Long-term leases payable	11	12
	$15	$40

17. NOTES PAYABLE

Notes payable is summarized as follows as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Mortgage note payable (1)	$3,394	$3,439
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,698	$8,743

(1)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the six months ended June 30, 2017, the Company made principal payments of $45 thousand against the mortgage promissory note payable. At June 30, 2017, the balance owed on the mortgage promissory note payable was $3.4 million, of which $91 thousand and $3.3 million were in current and long-term liabilities, respectively. See Note 14, Working Capital Line of Credit and Overdraft Facility, for more information on the Company's debt covenants.

(2)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of June 30, 2017, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

For the three months ended June 30, 2017, 38% of revenues were derived from two customers: Digi-Key Electronics at 28% and Future Electronics at 10% in the Power and Electromechanical segment. For the three months ended June 30, 2016, 28% of revenues were derived from two customers: Digi-Key Electronics in the Power and Electromechanical segment at 18% and National Grid in the Energy segment at 10%. For the six months ended June 30, 2017, 26% of revenues were derived from one customer: Digi-Key Electronics. For the six months ended June 30, 2016, 30% of revenues were derived from two customers: Digi-Key Electronics at 19% and National Grid at 11%.

The Company’s major product lines during the first six months of 2017 and 2016 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At June 30, 2017, of the gross trade accounts receivable of $11.8 million, 11% was due from one customer: National Grid in the Energy segment. At December 31, 2016, of the gross trade accounts receivable totaling $9.5 million, 30% was due from three customers: Scotia Gas Networks plc, Socrate spa, and National Grid, each at 10% in the Energy segment.

CUI had one supplier concentration of approximately 16% and 13% for the three and six months ended June 30, 2017, respectively, related to inventory product received. During the three and six months ended June 30, 2016, CUI had one supplier concentration of 9% and 8%, respectively, related to inventory product received.

The Company had revenue concentration in the United Kingdom for the three months ended June 30, 2017, and 2016 of 17% and 21%, respectively.

The Company had revenue concentration in the United Kingdom for the six months ended June 30, 2017 and 2016 of 17% and 22%, respectively.

At June 30, 2017 and December 31, 2016, the Company had trade accounts receivable concentrations in the United Kingdom of 32% and 27%, respectively.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2017 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January and April 2017	Vested restricted common stock	Expensed	Four board members	Director compensation	18,760	$100

January, February and June 2017	Common stock	Expensed	Three Employees	Approved bonus	28,634	182	(1)

January 2017	Common stock	Expensed	Related party	Q4 royalty fee	1,233	8	(1)

January and February 2017	Common stock	Expense	Two Employees	Cashless stock option exercises	245	—	(2)

May 2017	Common stock	Prepaid/expense	Third-party consultant	Strategic investor marketing services	15,000	57	(3)

					63,872	$347	(4)

(1) Bonuses and royalty of $176 thousand were accrued and expensed in 2016

(2) The Company received $— for the issuance in the cashless option exercises.

(3) Amount includes $52 thousand that was included in prepaid expense at June 30, 2017.

(4) Does not include stock expense of $85 thousand included in accrued liabilities at June 30, 2017 for unissued stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2017 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2016 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three and six months ended June 30, 2017, CUI Global had a consolidated loss from operations of $1.7 million and $5.7 million, respectively, compared to consolidated loss from operations in the three and six months ended June 30, 2016 of $1.0 million and $3.4 million, respectively. During the three and six months ended June 30, 2017, CUI Global had a consolidated net loss of $1.6 million and $5.4 million, respectively, compared to a consolidated net loss in the three and six months ended June 30, 2016 of $1.5 million and $4.1 million, respectively. The consolidated net loss for the three and six months ended June 30, 2017, was primarily the result of lower revenue in the Energy segment related to lower sales of gas related metering, monitoring and control systems, including GasPT, lower gross profit margins in the Energy segment, and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. Overall lower results were partially offset by increased revenues and gross profit in the Power and Electromechanical segment for both the three month and six month periods. In 2017, a lower value of the British pound Sterling due to the recent Brexit vote resulted in lower translated revenue at our U.K. operations, but did not have a significant effect on operating or net income.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended June 30, 2017:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total revenues	$18,180	100.0%	$4,320	100.0%	$—	—%	$22,500	100.0%

Cost of revenue	11,618	63.9%	2,658	61.5%	—	—%	14,276	63.4%
Gross profit	6,562	36.1%	1,662	38.5%	—	—%	8,224	36.6%

Operating expenses:
Selling, general and administrative	4,145	22.7%	3,289	76.1%	1,278	—%	8,712	38.8%
Depreciation and amortization	231	1.3%	333	7.7%	—	—%	564	2.5%
Research and development	573	3.2%	41	1.0%	—	—%	614	2.7%
Provision (credit) for bad debt	(20)	(0.1)%	(3)	(0.1)%	—	—%	(23)	(0.1)%
Other operating Expenses	4	—%	3	0.1%	—	—%	7	—%
Total operating expenses	4,933	27.1%	3,663	84.8%	1,278	—%	9,874	43.9%
Income (loss) from operations	$1,629	9.0%	$(2,001)	(46.3)%	$(1,278)	—%	$(1,650)	(7.3)%

For the three months ended June 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$15,399	100.0%	$7,741	100.0%	$—	—%	$23,140	100.0%

Cost of revenue	9,935	64.5%	4,048	52.3%	—	—%	13,983	60.4%
Gross Profit	5,464	35.5%	3,693	47.7%	—	—%	9,157	39.6%

Operating expenses:
Selling, general and administrative	4,134	26.8%	3,461	44.7%	1,414	—%	9,009	38.9%
Depreciation and amortization	243	1.6%	372	4.8%	1	—%	616	2.7%
Research and development	475	3.1%	52	0.7%	—	—%	527	2.3%
Provision (credit) for bad debt	49	0.3%	(7)	(0.1)%	—	—%	42	0.2%
Total operating expenses	4,901	31.8%	3,878	50.1%	1,415	—%	10,194	44.1%
Income (loss) from operations	$563	3.7%	$(185)	(2.4)%	$(1,415)	—%	$(1,037)	(4.5)%

For the six months ended June 30, 2017:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total revenues	$31,842	100.0%	$8,503	100.0%	$—	—%	$40,345	100.0%

Cost of revenue	20,894	65.6%	5,543	65.2%	—	—%	26,437	65.5%
Gross profit	10,948	34.4%	2,960	34.8%	—	—%	13,908	34.5%

Operating expenses:
Selling, general and administrative	8,274	26.0%	6,504	76.5%	2,490	—%	17,268	42.8%
Depreciation and amortization	463	1.5%	652	7.7%	—	—%	1,115	2.8%
Research and development	1,146	3.6%	78	0.9%	—	—%	1,224	3.0%
Provision (credit) for bad debt	(33)	(0.1)%	(18)	(0.2)%	—	—%	(51)	(0.1)%
Other operating Expenses	3	—%	9	0.1%	—	—%	12	—%
Total operating expenses	9,853	31.0%	7,225	85.0%	2,490	—%	19,568	48.5%
Income (loss) from operations	$1,095	3.4%	$(4,265)	(50.2)%	$(2,490)	—%	$(5,660)	(14.0)%

For the six months ended June 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%

Total Revenues	$28,451	100.0%	$15,351	100.0%	$—	—%	$43,802	100.0%

Cost of revenue	18,269	64.2%	8,340	54.3%	—	—%	26,609	60.7%
Gross Profit	10,182	35.8%	7,011	45.7%	—	—%	17,193	39.3%

Operating expenses:
Selling, general and administrative	8,525	30.0%	6,418	41.8%	3,304	—%	18,247	41.7%
Depreciation and amortization	479	1.7%	744	4.9%	2	—%	1,225	2.8%
Research and development	922	3.2%	110	0.7%	—	—%	1,032	2.4%
Provision (credit) for bad debt	31	0.1%	18	0.1%	—	—%	49	0.1%
Total operating expenses	9,957	35.0%	7,290	47.5%	3,306	—%	20,553	47.0%
Income (loss) from operations	$225	0.8%	$(279)	(1.8)%	$(3,306)	—%	$(3,360)	(7.7)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$18,180	$15,399	$2,781	18.1%
Energy	4,320	7,741	(3,421)	(44.2)%
Other	—	—	—	—%
Total revenues	$22,500	$23,140	$(640)	(2.8)%

Revenues by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$31,842	$28,451	$3,391	11.9%
Energy	8,503	15,351	(6,848)	(44.6)%
Other	—	—	—	—%
Total revenues	$40,345	$43,802	$(3,457)	(7.9)%

Overall, revenues are attributable to continued sales and marketing efforts, sales through the distribution channel customers, the addition in March 2015 of CUI-Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc. The revenues for the three months ended June 30, 2017 were slightly lower than the comparable period due to lower revenue in our Energy segment associated with lower translated revenue at our UK operations due to the lower value British pound Sterling following Brexit, timing of customer project delivery schedules and the temporary halt of deliveries of gas related metering, monitoring and control systems, including GasPT units in Italy due to a regulatory hurdle. The Italian contract is still in place and the Company expects deliveries to return to previous levels as soon as the regulatory issue is resolved. Partially offsetting the decrease in the Energy segment, was an increase in revenue in the Power and Electromechanical segment in the three months ended June 30, 2017 due to the timing of customer delivery schedules and sell through activity at distributors.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $19.2 million and $16.4 million, respectively, as of June 30, 2017.

Cost of revenues

(dollars in thousands)

Cost of Revenues by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$11,618	$9,935	$1,683	16.9%
Energy	2,658	4,048	(1,390)	(34.3)%
Other	—	—	—	—%
Total cost of revenues	$14,276	$13,983	$293	2.1%

Cost of Revenues by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$20,894	$18,269	$2,625	14.4%
Energy	5,543	8,340	(2,797)	(33.5)%
Other	—	—	—	—%
Total cost of revenues	$26,437	$26,609	$(172)	(0.6)%

For the three months ended June 30, 2017, the cost of revenues as a percentage of revenue increased to 63% from 60% during the prior-year comparative period. For the six months ended June 30, 2017, the cost of revenues as a percent of revenue increased to 66% from 61% during the prior year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three and six month period ended June 30, 2017 was 64% and 66%, respectively compared to 65% and 64%, respectively during the prior-year comparative periods. Cost of revenues increased in the Power and Electromechanical segment primarily as a result of higher sales volume. The cost of revenues as a percentage of revenue for the Energy segment for the three and six months ended June 30, 2017 was 62% and 65%, respectively, compared to 52% and 54%, respectively in the three and six months ended June 30, 2016. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer until a regulatory issue affecting the customer's project can be resolved.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, General, and Administrative Expense by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$4,145	$4,134	$11	0.3%
Energy	3,289	3,461	(172)	(5.0)%
Other	1,278	1,414	(136)	(9.6)%
Total SG&A	$8,712	$9,009	$(297)	(3.3)%

Selling, General, and Administrative Expense by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$8,274	$8,525	$(251)	(2.9)%
Energy	6,504	6,418	86	1.3%
Other	2,490	3,304	(814)	(24.6)%
Total SG&A	$17,268	$18,247	$(979)	(5.4)%

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

During the three and six months ended June 30, 2017, SG&A decreased $0.3 million, and $1.0 million, respectively, compared to the prior-year comparative periods. These decrease are largely due to $0.5 million and $0.8 million in severance costs incurred in the Power and Electromechanical segment for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment during the three and six months ended June 30, 2016, respectively. In addition, the Company began implementing various cost saving measures in Q2 2017, which provided some benefits in Q2 and are expected to further improve SG&A going forward. SG&A as a percent of revenue remained constant at 39% of total revenue during the three-month period ended June 30, 2017, and slightly increased to 43% from 42% from the six-month period ended.

Depreciation and Amortization

(dollars in thousands)

Depreciation and Amortization by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$394	$357	$37	10.4%
Energy	333	372	(39)	(10.5)%
Other	—	1	(1)	(100.0)%
Total depreciation and amortization	$727	$730	$(3)	(0.4)%

Depreciation and Amortization by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$775	$691	$84	12.2%
Energy	652	744	(92)	(12.4)%
Other	—	2	(2)	(100.0)%
Total depreciation and amortization	$1,427	$1,437	$(10)	(0.7)%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended June 30, 2017 and 2016 included $163 thousand and $114 thousand, respectively, which was included in cost of revenues. The total depreciation and amortization expense for the six months ended June 30, 2017 and 2016 included $312 thousand and $212 thousand, respectively, which was included in cost of revenues.The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three and six months ended June 30, 2017 was down slightly compared to the three and six months ended June 30, 2016 as a result of lower translated depreciation and amortization at our U.K. operation due to lower pound Sterling translation rates during the periods resulting from the Brexit vote in June 2016. Partially offsetting this decrease were depreciation and amortization increases due to new additions to property and equipment and intangibles during the last six months of 2016 and first six months of 2017.

Research and Development

(dollars in thousands)

Research and Development by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$573	$475	$98	20.6%
Energy	41	52	(11)	(21.2)%
Other	—	—	—	—%
Total research and development	$614	$527	$87	16.5%

Research and Development by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$1,146	$922	$224	24.3%
Energy	78	110	(32)	(29.1)%
Other	—	—	—	—%
Total research and development	$1,224	$1,032	$192	18.6%

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, ICE, Gas PT, VE Technology and other products.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (Credit) for Bad Debt by Segment or Category	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$(20)	$49	$(69)	(140.8)%
Energy	(3)	(7)	4	(57.1)%
Other	—	—	—	—%
Total provision (credit) for bad debt	$(23)	$42	$(65)	(154.8)%

Provision (Credit) for Bad Debt by Segment or Category	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Power and Electromechanical	$(33)	$31	$(64)	(206.5)%
Energy	(18)	18	(36)	(200.0)%
Other	—	—	—	—%
Total provision (credit) for bad debt	$(51)	$49	$(100)	(204.1)%

The decrease in bad debt is due to improved credit and collections across all businesses in the three and six months ended June 30, 2017.

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (Expense)	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Foreign exchange gain (loss)	$31	$(173)	$204	(117.9)%
Interest income	5	8	(3)	(37.5)%
Unrealized gain (loss) on derivative	2	(38)	40	(105.3)%
Other, net	8	8	—	—%
Total Other income (expense)	$46	$(195)	$241	(123.6)%

Other Income (Expense)	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Foreign exchange gain (loss)	$33	$(155)	$188	(121.3)%
Interest income	10	17	(7)	(41.2)%
Unrealized gain (loss) on derivative	35	(146)	181	(124.0)%
Other, net	14	13	1	7.7%
Total Other income (expense)	$92	$(271)	$363	(133.9)%

Interest Expense

For both the three months ended June 30, 2017 and 2016, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

For both the six months ended June 30, 2017 and 2016, the Company incurred interest expense, net of amounts capitalized, of $0.2 million.

Interest expense in 2017 and 2016 is associated with interest on line of credit, bank and secured promissory notes.

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

For additional analysis, see Note 13, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of June 30, 2017, the Company held Cash and cash equivalents of $1.8 million. Operations, investments, patents and equipment have been funded through cash on hand and debt.

Cash Used In Operations

Cash used in operations of $3.0 million was a $2.8 million increase in cash used compared to the comparable period in 2016. The six months ended June 30, 2017 were significantly affected by lower revenue and the related gross profits in the Energy segment. In the first six months of 2017, cash used in operations by the Energy segment was approximately $2.5 million, and cash used in operations by the Other category was approximately $2.4 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $1.9 million. The rate of use of cash in the Energy segment is expected to decrease in the second half of the year based on an improving backlog and the expected resolution of the regulatory issue that caused a temporary halt in deliveries on our Italy contract. The Power and Electromechanical segment is expected to continue to provide cash from operations and we expect cash used in the other category to be less in the second half of the year due to cost cutting initiatives put in place during the first six months of the year.

The change in cash used in operating activities is primarily the result of a larger net loss for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and negative cash flows due to timing of collection of trade accounts receivable of $2.0 million and increases in inventory of $0.6 million, payments of accounts payable of $0.4 million and increases in prepaid expenses of $0.3 million partially offset by cash provided by changes in billings in excess of costs of $1.5 million, unearned revenue of $1.4 million and costs in excess of billings of $1.2 million.

During the first six months of 2017 and 2016, the Company used stock as a form of payment to certain employees, vendors and consultants. For the six months ended June 30, 2017 and 2016, the Company recorded a total of $0.2 million and $0.8 million, respectively for share-based compensation related to equity given, or to be given and for options vesting, to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses and that all employee options were fully vested in 2016.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

As the Company focuses on strategic acquisitions, technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during the remainder of 2017 and beyond, it will fund strategic acquisitions, research and development together with related sales and marketing efforts for its various product offerings with cash on hand, available debt and issuances through the S-3 registration statement.

Capital Expenditures and Investments

During the first six months of 2017 and 2016, CUI Global invested $0.5 million and $0.3 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining quarter of 2017 in support of its on-going business and continued development of product lines and technologies.

During the six months ended June 30, 2017 and 2016, CUI Global invested $0.3 million and $0.4 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

Financing Activities

For the six months ended June 30, 2017 and 2016, the Company recorded net proceeds of $1.1 million and $0, respectively, from line of credit and made payments of $25 thousand and $11 thousand, respectively, toward capital lease obligations; $45 thousand and $43 thousand, respectively, toward the mortgage note payable; and $61 thousand and $59 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance is included in the Company's two-year revolving line of credit (LOC) and totaled $113 thousand as of June 30, 2017. At June 30, 2017, the Company had a $1.1 million balance on its $4.0 million LOC. There was $2.9 million available on the Company's working capital line of credit at June 30, 2017.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the six months ended June 30, 2017 and 2016, $0.1 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at June 30, 2017 of $3.4 million, of which $91 thousand is the current portion. As of the date of this filing, the Company is compliant with all covenants on the promissory note with Wells Fargo Bank. Additionally, at June 30, 2017, the Company had a $1.1 million balance on its $4.0 million LOC with Wells Fargo Bank. The LOC contains certain financial covenants, some of which the Company was not in compliance with at March 31, 2017 and December 31, 2016. The Company had obtained waivers from Wells Fargo Bank for the instances of non-compliance through March 31, 2017. In the second quarter of 2017, the Company renegotiated the terms of the LOC and its related covenants. The Company is in compliance with all of the covenants as of June 30, 2017. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($2.0 million at June 30, 2017) that expires on October 5, 2021. The balance at June 30, 2017 was $0.

At June 30, 2017, the Company had cash and cash equivalents balances of $1.8 million. At June 30, 2017, the Company had $0.4 million of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At June 30, 2017, the Company had cash and cash equivalents of $0.1 million in Japanese bank accounts, $0.8 million in European bank accounts and $0.5 million in Canadian bank accounts.

At June 30, 2017, the Company has capital lease obligations of $15 thousand, of which $4 thousand are current obligations.

As described in Item 1A - Risk factors included in the Company's 2016 10-K, the United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results but the extent of the effect, if any, is not yet determinable. See Item 1A - Risk factors in our 2016 10-K, for more information on the potential risks that are associated with the United Kingdom's pending withdrawal from the European Union.

The Company believes its operations and existing financing structure, including cash and cash equivalents, its S-3 registration statement and the availability under line of credit and overdraft facilities, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining six months of 2017 will be comparable to the same period of 2016.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. Significant estimates include estimates used to review the Company’s goodwill, impairment and estimations of long-lived assets, impairment of prepaid royalties, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuation of non-cash capital stock issuances and the valuation allowance on deferred tax assets. These estimates can also affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risk and financial condition. We believe the Company’s use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of the Company’s financial statements.

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

Recent Accounting Pronouncements

See Note 9 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and six months ended June 30, 2017 and 2016:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended June 30, 2017
Revenues	82%	17%	—%	1%
Operating expenses	66%	25%	8%	1%
For the Three Months Ended June 30, 2016
Revenues	69%	30%	—%	1%
Operating expenses	68%	25%	6%	1%

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling (1)	Dollar (2)	Yen
For the Six months ended June 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	25%	8%	1%
For the Six months ended June 30, 2016
Revenues	68%	31%	—%	1%
Operating expenses	69%	24%	6%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three and six months ended June 30, 2017, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended June 30, 2017, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
April 2017	Vested restricted common stock	Expensed	Four board members	Director compensation	11,312	$50

May 2017	Restricted common stock	Prepaid/ expense	Third-party consultant	Strategic investor marketing services	15,000	57	(1)

June 2017	Common stock	Expensed	Employee	Approved bonus	4,056	14

					30,368	$121	(2)

(1) Amount includes $52 thousand that was included in prepaid expense at June 30, 2017.

(2) Does not include stock expense of $44 thousand recorded in the quarter that was included in accrued liabilities at June 30, 2017.

Item 5. Other Information.

On June 30, 2017, the Company renewed its line of credit agreement with Wells Fargo Bank, NA. The associated agreements are included as exhibits to this filing.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.90 [1]	Documents relating to the renewal of Line of Credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, NA dated June 30, 2017

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of August, 2017.

CUI Global, Inc.

By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

