Form 10-Q
period 2017-09-30
CUI Global, Inc.
filed 2017-11-09
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES  ☐    NO  ☒

There were 28,404,796 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 7, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$758	$4,617
Trade accounts receivable, net of allowance of $128 and $151, respectively	11,365	9,375
Inventories, net of allowance of $1,127 and $774, respectively	14,221	13,202
Costs in excess of billings	1,451	2,735
Prepaid expenses and other	1,733	2,174
Total current assets	29,528	32,103

Property and equipment, less accumulated depreciation of $4,128 and $3,299, respectively	11,260	10,952
Goodwill	20,737	20,125
Other intangible assets, less accumulated amortization of $11,415
and $9,438, respectively	15,852	16,201
Note receivable, less current portion	324	362
Deposits and other assets	1,876	100
Total assets	$79,577	$79,843

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,996	$6,170
Short-term overdraft facility	1,022	—
Mortgage note payable, current portion	93	89
Capital lease obligation, current portion	3	28
Accrued expenses	4,120	4,542
Billings in excess of costs	2,853	1,977
Unearned revenue	7,231	4,932
Total current liabilities	21,318	17,738

Long term mortgage note payable, less current portion	3,280	3,350
Long term note payable, related party	5,304	5,304
Line of credit	1,932	—
Capital lease obligation, less current portion	10	12
Derivative liability	412	467
Deferred tax liabilities	3,528	4,120
Other long-term liabilities	114	217
Total liabilities	35,898	31,208

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2017 or December 31, 2016	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 20,995,916 shares issued and outstanding at September 30, 2017 and 20,916,848 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in capital	150,571	150,174
Accumulated deficit	(103,294)	(95,970)
Accumulated other comprehensive loss	(3,619)	(5,590)
Total stockholders' equity	$43,679	$48,635
Total liabilities and stockholders' equity	$79,577	$79,843

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Total revenues	$21,796	$23,257	$62,141	$67,058

Cost of revenues	14,356	14,660	40,793	41,269

Gross profit	7,440	8,597	21,348	25,789

Operating expenses:
Selling, general and administrative	8,212	8,080	25,480	26,328
Depreciation and amortization	521	585	1,636	1,809
Research and development	696	512	1,920	1,544
Provision (credit) for bad debt	30	—	(21)	48
Other operating expenses	—	5	12	5

Total operating expenses	9,459	9,182	29,027	29,734

Loss from operations	(2,019)	(585)	(7,679)	(3,945)

Other income (expense)	77	6	169	(265)
Interest expense	(137)	(119)	(374)	(364)

Loss before taxes	(2,079)	(698)	(7,884)	(4,574)

Income tax expense (benefit)	(177)	(191)	(560)	82

Net loss	$(1,902)	$(507)	$(7,324)	$(4,656)

Basic and diluted weighted average common shares outstanding	20,991,534	20,906,781	20,969,735	20,891,517

Basic and diluted loss per common share	$(0.09)	$(0.02)	$(0.35)	$(0.22)

See accompanying notes to condensed consolidated financial statements

4

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,902)	$(507)	$(7,324)	$(4,656)

Other comprehensive income (loss)
Foreign currency translation adjustment	771	(796)	1,971	(2,897)
Comprehensive loss	$(1,131)	$(1,303)	$(5,353)	$(7,553)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2016	20,916,848	$21	$150,174	$(95,970)	$(5,590)	$48,635

Common stock issued for exercises of options	245	—	—	—	—	—
Common stock issued for compensation, services, and royalty payments	78,823	—	397	—	—	397
Net loss for the period ended September 30, 2017	—	—	—	(7,324)	—	(7,324)
Other comprehensive income	—	—	—	—	1,971	1,971
Balance, September 30, 2017	20,995,916	$21	$150,571	$(103,294)	$(3,619)	$43,679

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,324)	$(4,656)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	744	697
Amortization of intangibles	1,388	1,450
Stock and options issued and stock to be issued for compensation, royalties and services	313	983
Unrealized (gain) loss on derivative liability	(55)	98
Non-cash royalties, net (see Note 5)	(6)	15
(Credit to) provision for bad debt expense and returns allowances	(21)	52
(Credit to) provision for warranty reserve	(11)	—
Deferred income taxes	(666)	(105)
Inventory reserve	317	269
Non-cash unrealized foreign currency (gains)/losses	(307)	122
Impairment of intangible assets	3	—
Loss on disposal of assets	9	5

(Increase) decrease in operating assets:
Trade accounts receivable	(1,667)	2,244
Inventory	(902)	(506)
Costs in excess of billings	1,402	(513)
Prepaid expenses and other current assets	(562)	445
Deposits and other assets	(515)	(27)
Increase (decrease) in operating liabilities:
Accounts payable	(321)	148
Accrued expenses	(482)	(1,056)
Unearned revenue	2,219	643
Billings in excess of costs	683	865
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,761)	1,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(635)	(463)
Proceeds from sale of property and equipment	2	22
Investments in other intangible assets	(448)	(662)
Proceeds from notes receivable	19	—
NET CASH USED IN INVESTING ACTIVITIES	(1,062)	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	2,146	—
Payments on overdraft facility	(1,174)	—
Proceeds from line of credit	19,585	—
Payments on line of credit	(17,653)	—
Payments on capital lease obligations	(27)	(38)
Payments on mortgage note payable	(66)	(64)
Payments on contingent consideration	(61)	(59)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,750	(161)

Effect of exchange rate changes on cash	214	(125)
Net decrease in cash and cash equivalents	(3,859)	(216)
Cash and cash equivalents at beginning of period	4,617	7,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$758	$7,051

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$130	$169
Interest paid, net of capitalized interest	$375	$366

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$8	$38
Common stock issued and to be issued for consulting services and compensation in common stock	$389	$718
Exchange of investment in TPI in return for note receivable (note 5)	$—	$385
Accrued property and equipment purchases	$21	$8
Accrued investment in other intangible assets	$83	$137
Capital leases	$—	$19

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

The Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity holding the corporate building, CUI Properties. All three subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

The Company’s Energy segment consists of the Orbital Gas Systems Ltd subsidiary (Orbital-UK) and the Orbital Gas Systems, North America, Inc. subsidiary, collectively referred to as "Orbital." This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital-UK, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of CUI Global, to represent the Energy segment in the North American market. GasPT® and VE Technology® products are sold through Orbital.

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

Revision

Immaterial revision was made to the condensed consolidated statement of cash flows: for the nine months ended September 30, 2016, $122 thousand was reclassified from effect of exchange rate changes on cash to non-cash unrealized foreign currency gains/losses included as a reconciling item to cash provided by operating activities. This change was related primarily to foreign currency gains and losses on intercompany advances to Orbital-UK.

2. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At September 30, 2017 and December 31, 2016, accrued liabilities included $1.3 million and $1.1 million of accrued inventory payable, respectively. At September 30, 2017 and December 31, 2016, inventory by category is valued net of reserves and consists of:

(in thousands)	September 30,	December 31,
	2017	2016
Finished goods	$11,126	$9,684
Raw materials	3,267	3,357
Work-in-process	955	935
Inventory reserves	(1,127)	(774)

Total inventories	$14,221	$13,202

3. PREPAID EXPENSES, DEPOSITS AND OTHER

(in thousands)	September 30,	December 31,
	2017	2016
Prepaid expenses and other	$1,733	$2,174
Deposits and other assets	$1,876	$100

During the second quarter of 2017, prepaid royalties in the amount of $1.6 million were transferred to long-term and included in Deposits and other assets from prepaid expenses due to a change in the estimated period of when those prepayments will be amortized based upon management’s assessment of future GasPT sales. There was $1.8 million of prepaid royalty included in Deposits and other assets at September 30, 2017.

4. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable. The Company performed a qualitative assessment of impairment for other indefinite-lived intangible assets at May 31, 2017 following the guidance in ASC 350-30-35-18A and 18B and determined there to be no impairment. Other indefinite-lived intangibles were $7.3 million at September 30, 2017.

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

The carrying value of goodwill and the activity for the nine months ended September 30, 2017 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2016	$13,083	$7,042	$—	$20,125
Currency translation adjustments	9	603	—	612
Balance, September 30, 2017	$13,092	$7,645	$—	$20,737

5. INVESTMENT AND NOTE RECEIVABLE

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $5 thousand and $5 thousand of interest income from the note in the three months ended September 30, 2017 and 2016, respectively. The Company recorded $13 thousand and $15 thousand of interest income from the note in the nine months ended September 30, 2017 and 2016, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a $19 thousand cash payment against the note in the nine months ended September 30, 2017. CUI Global reviewed the note receivable for non-collectability as of September 30, 2017 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2017.

6. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 10, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and nine months ended September 30, 2017, the Company had $20 thousand and $55 thousand, respectively of unrealized gain related to the derivative liabilities.

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

7. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company did not grant any stock options in the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the Company recorded stock-based expense of $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2016, the Company recorded stock-based expense of $0.1 million and $1.0 million, respectively.

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

Management has identified six operating segments based on the activities of the Company in accordance with the ASC 280-10. These operating segments have been aggregated into two reportable segments, and an Other category. The two reportable segments are Power and Electromechanical and Energy. The Power and Electromechanical segment is focused on the operations of CUI, CUI-Canada and CUI Japan for the sale of internal and external power supplies, related components and industrial controls. The Power and Electromechanical segment also includes CUI Properties, LLC that owns the Company's Tualatin, Oregon facility. The Energy segment is focused on the operations of Orbital Gas Systems Ltd. and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other category represents the remaining activities that are not included as part of the other reportable segments and represents primarily corporate activity.

During the three months ended September 30, 2017, the Company’s total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment. During the three months ended September 30, 2016, the Company's total revenues consisted of 69% from the Power and Electromechanical segment and 31% from the Energy segment.

During the nine months ended September 30, 2017, the Company’s total revenues consisted of 78% from the Power and Electromechanical segment and 22% from the Energy segment. During the nine months ended September 30, 2016, the Company's total revenues consisted of 67% from the Power and Electromechanical segment and 33% from the Energy segment.

The following information represents segment activity for the three months ended September 30, 2017 and selected balance sheet items as of September 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$16,700	$5,096	$—	$21,796
Depreciation and amortization(1)	363	342	—	705
Interest expense	75	1	61	137
Profit (loss) from operations	890	(1,660)	(1,249)	(2,019)
Segment assets	49,377	29,495	705	79,577
Other intangible assets, net	8,979	6,873	—	15,852
Goodwill	13,092	7,645	—	20,737
Expenditures for long-lived assets (2)	157	114	—	271

The following information represents segment activity for the nine months ended September 30, 2017 and selected balance sheet items as of September 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$48,542	$13,599	$—	$62,141
Depreciation and amortization(1)	1,139	993	—	2,132
Interest expense	187	3	184	374
Profit (loss) from operations	1,984	(5,924)	(3,739)	(7,679)
Segment assets	49,377	29,495	705	79,577
Other intangible assets, net	8,979	6,873	—	15,852
Goodwill	13,092	7,645	—	20,737
Expenditures for long-lived assets (2)	786	297	—	1,083

(1) For the Power and Electromechanical segment, for the three and nine months ended September 30, 2017, depreciation and amortization include $184 thousand and $496 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended September 30, 2016 and selected balance sheet items as of September 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$16,157	$7,100	$—	$23,257
Depreciation and amortization (1)	371	339	—	710
Interest expense	56	3	60	119
Profit (loss) from operations	813	(201)	(1,197)	(585)
Segment assets	51,438	32,316	268	84,022
Other intangibles assets, net	9,461	7,541	—	17,002
Goodwill	13,102	7,403	—	20,505
Expenditures for segment assets (2)	99	255	—	354

The following information represents segment activity for the nine months ended September 30, 2016 and selected balance sheet items as of September 30, 2016:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$44,607	$22,451	$—	$67,058
Depreciation and amortization (1)	1,063	1,083	1	2,147
Interest expense	166	5	193	364
Profit (loss) from operations	1,038	(480)	(4,503)	(3,945)
Segment assets	51,438	32,316	268	84,022
Other intangibles assets, net	9,461	7,541	—	17,002
Goodwill	13,102	7,403	—	20,505
Expenditures for segment assets (2)	580	545	—	1,125

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three and nine months ended September 30, 2016, include $125 thousand and $338 thousand, respectively, which were classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2017		2016
	Amount	%	Amount	%
USA	$13,631	62%	$13,152	56%
United Kingdom	3,634	17%	4,540	20%
All Others	4,531	21%	5,565	24%
Total	$21,796	100%	$23,257	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2017		2016
	Amount	%	Amount	%
USA	$38,209	61%	$35,006	52%
United Kingdom	10,434	17%	13,988	21%
All Others	13,498	22%	18,064	27%
Total	$62,141	100%	$67,058	100%

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

The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and may early adopt as early as its first annual or interim impairment testing date following January 1, 2017. The Company elected to early adopt the amendments of this standard effective with its May 31, 2017 goodwill impairment test. The early adoption of this standard did not impact the Company’s financial condition, results of operations, and cash flows.

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

10. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of September 30, 2017 and December 31, 2016, respectively, was as follows:

(in thousands)
September 30, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$413	$—	$413
Contingent consideration	—	—	45	45
Total liabilities	$—	$413	$45	$458

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$467	$—	$467
Contingent consideration	—	—	103	103
Total liabilities	$—	$467	$103	$570

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent consideration
Balance at December 31, 2016	$103
Payments	(61)
Fair value adjustments	3
Balance at September 30, 2017	$45

There were no transfers between Level 3 and Level 2 in 2017 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. Based on the Company’s revenue projections and third quarter 2017 analysis, the current value of the contingent consideration increased $3 thousand, net of actual payments made during the nine months ended September 30, 2017.

Contingent consideration in the amount of $61 thousand was paid out during the nine months ended September 30, 2017.

11. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and nine months ended September 30, 2017 and September 30, 2016, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2017 and 2016. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2017 and 2016.

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,902)	$(507)	$(7,324)	$(4,656)
Basic and diluted weighted average number of shares outstanding	20,991,534	20,906,781	20,969,735	20,891,517

Basic and diluted loss per common share	$(0.09)	$(0.02)	$(0.35)	$(0.22)

12. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost incurred	$143	$123	$389	$370
Interest cost capitalized - property and equipment	(6)	(4)	(15)	(6)
Interest expense, net	$137	$119	$374	$364

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

A net tax benefit of $(177) thousand and $(560) thousand was recorded to the income tax provision for the three and nine months ended September 30, 2017 resulting in an effective tax rate of 8.5% and 7.1%, respectively. The income tax benefit primarily relates to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA deferred tax assets were reduced by a full valuation allowance. During the three months ended September 30, 2017, the Company received notice that the Canada Revenue Agency had accepted the Company’s application for a Scientific Research and Experimental Development (SRED) tax credit for research and development performed in Canada in a prior year. Accordingly, the Company recorded a tax benefit of $51 thousand related to the SRED credit in the current period.

The Company’s total income tax expense (benefit) and effective tax rate was $(191) thousand and 27.4%, and $82 thousand and (1.8)% respectively, for the same periods in 2016. The income tax expense (benefit) for the quarter and year-to-date related primarily to taxes on the Company's profitable foreign operations and domestic state minimum taxes.

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) effective January 1, 2017 on a modified retrospective basis, whereby a cumulative-effect adjustment to equity as of the beginning of the period is required. Upon evaluation, no adjustment was required as of January 1, 2017.

14. WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

During the period ended September 30, 2017, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit		September 30, 2017 Balance		Expiration Date	Interest rate
$6,000	(2)	$1,932	(1)	June 1, 2019(2)	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
					Variable rate at 2.25% above the daily one-month LIBOR rate.

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of September 30, 2017.

(2) During the second quarter of 2017, the Company modified its LOC agreement, which included extending the expiration date, adding CUI-Canada assets as collateral, and modifying restrictive debt covenants and increasing the interest rate on the facility. During the third quarter of 2017, the Company further modified its LOC agreement, temporarily increasing the credit limit until December 31, 2017 to $6 million from $4 million.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at September 30, 2017:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,979
CUI Inc. and CUI-Canada Accounts receivable, net	$6,773
CUI Inc. and CUI-Canada Inventory, net	$12,393
CUI Inc. and CUI-Canada Equipment, net	$1,784

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. Since the maturity date is June 1, 2019, which is more than one year in the future, the LOC is classified as long-term. The LOC contains certain financial covenants. In the second quarter of 2017, the Company renegotiated the terms of the LOC and its related covenants. In the third quarter of 2017, the Company received a temporary increase in its credit limit to $6 million. The credit limit will automatically decrease to $4 million as of January 1, 2018. The Company is currently in compliance with its covenants. At September 30, 2017, there was a $1.9 million balance outstanding on the LOC and $4.1 million of credit was available.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($2.0 million at September 30, 2017) that expires on October 5, 2021. The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The interest rate on the facility is a base rate plus a 2.25% margin. The facility had an interest rate of 2.5% at September 30, 2017. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd. At September 30, 2017, there was a $1.0 million balance outstanding on the overdraft facility and $1.0 million of credit was available.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of September 30,	As of December 31,
	2017	2016
Foreign currency translation adjustment	$(3,619)	$(5,590)

Accumulated other comprehensive income (loss)	$(3,619)	$(5,590)

16. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Classes of Property
Motor vehicles	$—	$98
Equipment	19	19
Less: Accumulated depreciation	(6)	(65)
	$13	$52

The following summarizes the current and long-term portion of capital leases payable as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Current leases payable	$3	$28
Long-term leases payable	10	12
	$13	$40

17. NOTES PAYABLE

Notes payable is summarized as follows as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Mortgage note payable (1)	$3,373	$3,439
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,677	$8,743

(1)	On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the nine months ended September 30, 2017, the Company made principal payments of $66 thousand against the mortgage promissory note payable. At September 30, 2017, the balance owed on the mortgage promissory note payable was $3.4 million, of which $93 thousand and $3.3 million were in current and long-term liabilities, respectively. See Note 14, Working Capital Line of Credit and Overdraft Facility, for more information on the Company's debt covenants.

(2)	The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of September 30, 2017, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

For the three months ended September 30, 2017, 27% of revenues were derived from one customer: Digi-Key Electronics in the Power and Electromechanical segment. For the three months ended September 30, 2016, 19% of revenues were derived from one customer: Digi-Key Electronics in the Power and Electromechanical segment. For the nine months ended September 30, 2017, 26% of revenues were derived from one customer: Digi-Key Electronics. For the nine months ended September 30, 2016, 19% of revenues were derived from one customer: Digi-Key Electronics.

The Company’s major product lines during the first nine months of 2017 and 2016 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At September 30, 2017, of the gross trade accounts receivable of $11.5 million, 16% was due from one customer: National Grid in the Energy segment. At December 31, 2016, of the gross trade accounts receivable totaling $9.5 million, 30% was due from three customers: Scotia Gas Networks plc, Socrate spa, and National Grid, each at 10% in the Energy segment.

CUI had one supplier concentration of approximately 11% and 12% for the three and nine months ended September 30, 2017, respectively, related to inventory product received. During the three and nine months ended September 30, 2016, CUI had one supplier concentration of 8%, related to inventory product received.

The Company had revenue concentration in the United Kingdom for the three months ended September 30, 2017, and 2016 of 17% and 20%, respectively.

The Company had revenue concentration in the United Kingdom for the nine months ended September 30, 2017 and 2016 of 17% and 21%, respectively.

At September 30, 2017 and December 31, 2016, the Company had trade accounts receivable concentrations in the United Kingdom of 33% and 27%, respectively. At September 30, 2017, the Company had a trade accounts receivable concentration in Canada of 11%.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during 2017 were recorded in expense or prepaid asset using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January, April and August 2017	Vested restricted common stock	Expense	Four board members	Director compensation	33,956	$150

January, February and June 2017	Common stock	Expense	Three Employees	Approved bonus	28,634	182	(1)

January 2017	Common stock	Expense	Related party	Q4 Royalty Fee	1,233	8	(1)

January and February 2017	Common stock	Expense	Two Employees	Cashless stock option exercises	245	—	(2)

May 2017	Common stock	Prepaid exp/ expense	Third-party consultant	Strategic investor marketing services	15,000	57	(3)

					79,068	$397	(4)

(1) Bonuses and royalty of $176 thousand were accrued and expensed in 2016.

(2) The Company received $— for the issuance in the cashless option exercises.

(3) Amount includes $38 thousand that was included in prepaid expense at September 30, 2017.

(4) Does not include stock expense of $130 thousand included in accrued liabilities at September 30, 2017 for unissued stock.

20. SUBSEQUENT EVENT

On October 23, 2017, the Company closed on an underwritten public offering of 7,392,856 shares at a public offering price of $2.80 per share, including 964,285 shares sold at the public offering price pursuant to the underwriter's exercise in full of its option to purchase additional shares to cover over-allotments. The net proceeds to CUI Global (after deducting underwriting discount and other estimated expenses payable by the Company) were approximately $19.2 million. The Company intends to use the net proceeds from the offering  primarily for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, future acquisitions or share repurchases, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. In October 2017, the Company used some of the proceeds of the public offering to pay off its line of credit, which had a balance of $1.9 million at September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2017 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2016 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three and nine months ended September 30, 2017, CUI Global had a consolidated loss from operations of $2.0 million and $7.7 million, respectively, compared to consolidated loss from operations in the three and nine months ended September 30, 2016 of $0.6 million and $3.9 million, respectively. During the three and nine months ended September 30, 2017, CUI Global had a consolidated net loss of $1.9 million and $7.3 million, respectively, compared to a consolidated net loss in the three and nine months ended September 30, 2016 of $0.5 million and $4.7 million, respectively. The consolidated net loss for the three and nine months ended September 30, 2017, was primarily the result of lower revenue in the Energy segment related to lower sales of gas related metering, monitoring and control systems, including GasPT and the negative impact of hurricane related work stoppages and customer delays/issues in the Houston market, lower gross profit margins in the Energy segment, and the ongoing amortization of intangible assets related to the Orbital Gas Systems Limited and CUI-Canada acquisitions. In addition, the Power and Electromechanical segment had slightly lower gross profit on slightly higher revenues in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Overall lower results for the nine months ended September 30, 2017 were partially offset by increased revenues and gross profit in the Power and Electromechanical segment for the nine month period. In 2017, a lower value of the British pound Sterling due to the June 2016 Brexit vote resulted in lower translated revenue at our U.K. operations, but did not have a significant effect on operating or net income.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended September 30, 2017:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$16,700	100.0%	$5,096	100.0%	$—	—%	$21,796	100.0%

Cost of revenue	11,006	65.9%	3,350	65.7%	—	—%	14,356	65.9%
Gross profit	5,694	34.1%	1,746	34.3%	—	—%	7,440	34.1%

Operating expenses:
Selling, general and administrative	3,975	23.8%	2,988	58.6%	1,249	—%	8,212	37.7%
Depreciation and amortization	179	1.1%	342	6.7%	—	—%	521	2.4%
Research and development	620	3.7%	76	1.5%	—	—%	696	3.2%
Provision (credit) for bad debt	30	0.2%	—	—%	—	—%	30	0.1%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,804	28.8%	3,406	66.8%	1,249	—%	9,459	43.4%
Income (loss) from operations	$890	5.3%	$(1,660)	(32.5)%	$(1,249)	—%	$(2,019)	(9.3)%

For the three months ended September 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$16,157	100.0%	$7,100	100.0%	$—	—%	$23,257	100.0%

Cost of revenue	10,424	64.5%	4,236	59.6%	—	—%	14,660	63.0%
Gross Profit	5,733	35.5%	2,864	40.4%	—	—%	8,597	37.0%

Operating expenses:
Selling, general and administrative	4,208	26.1%	2,675	37.7%	1,197	—%	8,080	34.8%
Depreciation and amortization	246	1.5%	339	4.8%	—	—%	585	2.5%
Research and development	480	3.0%	32	0.4%	—	—%	512	2.2%
Provision (credit) for bad debt	(14)	(0.1)%	14	0.2%	—	—%	—	—%
Other operating expenses	—	—%	5	0.1%	—	—%	5	—%
Total operating expenses	4,920	30.5%	3,065	43.2%	1,197	—%	9,182	39.5%
Income (loss) from operations	$813	5.0%	$(201)	(2.8)%	$(1,197)	—%	$(585)	(2.5)%

For the nine months ended September 30, 2017:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$48,542	100.0%	$13,599	100.0%	$—	—%	$62,141	100.0%

Cost of revenue	31,900	65.7%	8,893	65.4%	—	—%	40,793	65.6%
Gross profit	16,642	34.3%	4,706	34.6%	—	—%	21,348	34.4%

Operating expenses:
Selling, general and administrative	12,249	25.3%	9,492	69.8%	3,739	—%	25,480	41.0%
Depreciation and amortization	643	1.3%	993	7.3%	—	—%	1,636	2.6%
Research and development	1,766	3.6%	154	1.1%	—	—%	1,920	3.1%
Provision (credit) for bad debt	(3)	—%	(18)	(0.1)%	—	—%	(21)	—%
Other operating expenses	3	—%	9	0.1%	—	—%	12	—%
Total operating expenses	14,658	30.2%	10,630	78.2%	3,739	—%	29,027	46.7%
Income (loss) from operations	$1,984	4.1%	$(5,924)	(43.6)%	$(3,739)	—%	$(7,679)	(12.3)%

For the nine months ended September 30, 2016:

(dollars in thousands)	Power and Electro - Mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$44,607	100.0%	$22,451	100.0%	$—	—%	$67,058	100.0%

Cost of revenue	28,693	64.3%	12,576	56.0%	—	—%	41,269	61.5%
Gross Profit	15,914	35.7%	9,875	44.0%	—	—%	25,789	38.5%

Operating expenses:
Selling, general and administrative	12,733	28.6%	9,093	40.5%	4,502	—%	26,328	39.3%
Depreciation and amortization	725	1.6%	1,083	4.8%	1	—%	1,809	2.7%
Research and development	1,401	3.1%	143	0.7%	—	—%	1,544	2.3%
Provision (credit) for bad debt	17	0.1%	31	0.1%	—	—%	48	0.1%
Other operating expenses	—	—%	5	—%	—	—%	5	—%
Total operating expenses	14,876	33.4%	10,355	46.1%	4,503	—%	29,734	44.4%
Income (loss) from operations	$1,038	2.3%	$(480)	(2.1)%	$(4,503)	—%	$(3,945)	(5.9)%

Revenue

(dollars in thousands)

	For the Three Months Ended September 30,
Revenues by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$16,700	$16,157	$543	3.4%
Energy	5,096	7,100	(2,004)	(28.2)%
Other	—	—	—	—%
Total revenues	$21,796	$23,257	$(1,461)	(6.3)%

	For the Nine Months Ended September 30,
Revenues by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$48,542	$44,607	$3,935	8.8%
Energy	13,599	22,451	(8,852)	(39.4)%
Other	—	—	—	—%
Total revenues	$62,141	$67,058	$(4,917)	(7.3)%

The revenues for the three and nine months ended September 30, 2017 were lower than the comparable period due to lower revenues in our Energy segment associated with the timing of customer project delivery schedules and the temporary halt of deliveries of gas related metering, monitoring and control systems, including GasPT units in Italy due to a tariff issue as well as lower translated revenue at our UK operations due to the lower value British pound Sterling following Brexit. The Italian contract is still in place and the Company announced in October 2017 that the tariff issue has been resolved and that the Company believes deliveries will resume in early 2018. Partially offsetting the decrease in the Energy segment, was an increase in revenue in the Power and Electromechanical segment in the three and nine months ended September 30, 2017 due to the timing of customer delivery schedules and sell through activity at distributors.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada. In October 2017, the Company announced its first order for its new power monitoring and switching system (ICE Switch) for data centers that is expected to be delivered in the first quarter of 2018.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $18.1 million and $13.7 million, respectively, as of September 30, 2017.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended September 30,
Cost of Revenues by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$11,006	$10,424	$582	5.6%
Energy	3,350	4,236	(886)	(20.9)%
Other	—	—	—	—%
Total cost of revenues	$14,356	$14,660	$(304)	(2.1)%

	For the Nine Months Ended September 30,
Cost of Revenues by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$31,900	$28,693	$3,207	11.2%
Energy	8,893	12,576	(3,683)	(29.3)%
Other	—	—	—	—%
Total cost of revenues	$40,793	$41,269	$(476)	(1.2)%

For the three months ended September 30, 2017, the cost of revenues as a percentage of revenue increased to 66% from 63% during the prior-year comparative period. For the nine months ended September 30, 2017, the cost of revenues as a percent of revenue increased to 66% from 62% during the prior year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three and nine month period ended September 30, 2017 was 66% for both periods compared to 65% and 64%, respectively, during the prior-year comparative periods. Cost of revenues increased in the Power and Electromechanical segment primarily as a result of higher sales volume. The cost of revenues as a percentage of revenue for the Energy segment for the three and nine months ended September 30, 2017 was 66% and 65%, respectively, compared to 60% and 56%, respectively in the three and nine months ended September 30, 2016. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer until a tariff issue affecting the customer's project was resolved. The Company expects gross margins to improve in 2018 as a result of the resolution of the tariff issue and the resumption of deliveries on the Italian contract.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, General, and Administrative	For the Three Months Ended September 30,
Expense by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$3,975	$4,208	$(233)	(5.5)%
Energy	2,988	2,675	313	11.7%
Other	1,249	1,197	52	4.3%
Total SG&A	$8,212	$8,080	$132	1.6%

Selling, General, and Administrative	For the Nine Months Ended September 30,
Expense by Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$12,249	$12,733	$(484)	(3.8)%
Energy	9,492	9,093	399	4.4%
Other	3,739	4,502	(763)	(16.9)%
Total SG&A	$25,480	$26,328	$(848)	(3.2)%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including Novum, ICE, GasPT, IRIS and VE, and new product introductions.

During the three and nine months ended September 30, 2017, SG&A increased $0.1 million, and decreased $0.8 million, respectively, compared to the prior-year comparative periods. The increase in SG&A in the third quarter of 2017 was due to increased costs in the Energy segment, primarily due to severance cost of approximately $0.1 million in the U.K. and increased advertising costs of approximately $86 thousand for the segment. The decreases in the nine months ended September 30, 2017 are largely due to $0.8 million in severance costs incurred in the first nine months of 2016 in the Power and Electromechanical segment for the transition of the R&D team to CUI-Canada and for various positions within the Energy segment. In addition, the Company began implementing various cost saving measures in Q2 2017, which provided some benefits in Q2 and Q3 and are expected to further improve SG&A going forward. These benefits were partially offset by a $0.2 million increase in advertising costs in the Energy segment in the nine months ended September 30, 2017. SG&A as a percent of revenue slightly increased to 38% from 35% of total revenue during the three-month period ended September 30, 2017, primarily due to lower revenues and slightly increased to 41% from 39% for the nine-month period ended primarily due to lower revenues offset by SG&A expense reductions.

Depreciation and Amortization

(dollars in thousands)

Depreciation and Amortization by	For the Three Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$363	$371	$(8)	(2.2)%
Energy	342	339	3	0.9%
Other	—	—	—	—%
Total depreciation and amortization	$705	$710	$(5)	(0.7)%

Depreciation and Amortization by	For the Nine Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$1,139	$1,063	$76	7.1%
Energy	993	1,083	(90)	(8.3)%
Other	—	1	(1)	(100.0)%
Total depreciation and amortization	$2,132	$2,147	$(15)	(0.7)%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended September 30, 2017 and 2016 included $184 thousand and $125 thousand, respectively, which was included in cost of revenues. The total depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 included $496 thousand and $338 thousand, respectively, which was included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three and nine months ended September 30, 2017 was down slightly compared to the three and nine months ended September 30, 2016 as a result of lower translated depreciation and amortization at our U.K. operation due to lower pound Sterling translation rates during the periods resulting from the Brexit vote in June 2016. Partially offsetting this decrease were depreciation and amortization increases due to new additions to property and equipment and intangibles during the last three months of 2016 and first nine months of 2017.

Research and Development

(dollars in thousands)

Research and Development by	For the Three Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$620	$480	$140	29.2%
Energy	76	32	44	137.5%
Other	—	—	—	—%
Total research and development	$696	$512	$184	35.9%

Research and Development by	For the Nine Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$1,766	$1,401	$365	26.1%
Energy	154	143	11	7.7%
Other	—	—	—	—%
Total research and development	$1,920	$1,544	$376	24.4%

Research and development costs are associated with the continued research and development of new and existing technologies including the Novum advanced power technologies, ICE, GasPT, VE Technology and other products. The increase in research and development for the three months and nine months ended September 30, 2017 was due to increased activities on the ICE technology in Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (Credit) for Bad Debt by	For the Three Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$30	$(14)	$44	(314.3)%
Energy	—	14	(14)	(100.0)%
Other	—	—	—	—%
Total provision (credit) for bad debt	$30	$—	$30	—%

Provision (Credit) for Bad Debt by	For the Nine Months Ended September 30,
Segment or Category	2017	2016	$ Change	% Change
Power and Electromechanical	$(3)	$17	$(20)	(117.6)%
Energy	(18)	31	(49)	(158.1)%
Other	—	—	—	—%
Total provision (credit) for bad debt	$(21)	$48	$(69)	(143.8)%

The changes in bad debt are due to normal fluctuations in bad debt reserves based on the age of receivables. Collections are strong across all businesses in the three and nine months ended September 30, 2017.

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

	For the Three Months Ended September 30,
Other Income (Expense)	2017	2016	$ Change	% Change
Foreign exchange gain (loss)	$43	$(74)	$117	(158.1)%
Interest income	4	7	(3)	(42.9)%
Unrealized gain (loss) on derivative	20	48	(28)	(58.3)%
Other, net	10	25	(15)	(60.0)%
Total Other income (expense)	$77	$6	$71	1,183.3%

	For the Nine Months Ended September 30,
Other Income (Expense)	2017	2016	$ Change	% Change
Foreign exchange gain (loss)	$76	$(229)	$305	(133.2)%
Interest income	14	24	(10)	(41.7)%
Unrealized gain (loss) on derivative	55	(98)	153	(156.1)%
Other, net	24	38	(14)	(36.8)%
Total Other income (expense)	$169	$(265)	$434	(163.8)%

Other income (expense) changes were due primarily to interest rate and exchange rate fluctuations in the three and nine months ended September 30, 2017.

Interest Expense

For both the three months ended September 30, 2017 and 2016, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

For both the nine months ended September 30, 2017 and 2016, the Company incurred interest expense, net of amounts capitalized, of $0.4 million.

Interest expense in 2017 and 2016 is associated with interest on the line of credit, bank overdraft facility, bank and secured promissory notes.

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

For additional analysis, see Note 13, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of September 30, 2017, the Company held Cash and cash equivalents of $0.8 million. Operations, investments, patents and equipment have been funded through cash on hand and debt.

Cash Used In Operations

Cash used in operations of $5.8 million was a $6.9 million increase in cash used compared to the comparable period in 2016. The nine months ended September 30, 2017 were significantly affected by lower revenue and the related gross profits in the Energy segment. In the first nine months of 2017, cash used in operations by the Energy segment was approximately $5.4 million, and cash used in operations by the Other category was approximately $4.0 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $3.6 million. We believe cash from operations will improve in the Energy segment in the first half of 2018 due to the recently announced resolution of the tariff issue that caused a temporary halt in deliveries on our Italy contract. The Power and Electromechanical segment is expected to continue to provide cash from operations and we believe the cash usage rate in the other category to be less in the fourth quarter of the year due to cost cutting initiatives put in place during the first nine months of the year.

The change in cash used in operating activities is primarily the result of a larger net loss for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and negative cash flows due to the increase in trade accounts receivable of $1.7 million, increases in inventory of $0.9 million, increases in prepaid expenses and other current assets of $0.6 million, increases in Deposits and other assets of $0.5 million, decreases in accrued expenses of $0.5 million, and payments of accounts payable of $0.3 million partially offset by cash provided by changes in unearned revenue of $2.2 million, costs in excess of billings of $1.4 million and changes in billings in excess of costs of $0.7 million.

During the first nine months of 2017 and 2016, the Company used stock as a form of payment to certain employees, vendors and consultants. For the nine months ended September 30, 2017 and 2016, the Company recorded a total of $0.3 million and $1.0 million, respectively for share-based compensation related to equity given, or to be given and for options vesting, to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses and that all employee options were fully vested in 2016.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

On October 23, 2017, the Company closed on an underwritten public offering of 7,392,856 shares at a public offering price of $2.80 per share, including 964,285 shares sold at the public offering price pursuant to the underwriter's exercise in full of its option to purchase additional shares to cover over-allotments. The net proceeds to CUI Global (after deducting underwriting discount and other estimated expenses payable by the Company) were approximately $19.2 million. The Company intends to use the net proceeds from the offering  primarily for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, future acquisitions or share repurchases, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. In October 2017, the Company used some of the proceeds of the public offering to pay off its line of credit, which had a balance of $1.9 million at September 30, 2017.

As the Company focuses on strategic acquisitions, technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc. during the remainder of 2017 and beyond, it will fund strategic acquisitions, research and development together with related sales and marketing efforts for its various product offerings with cash on hand, available debt and proceeds from the October 2017 issuances through the S-3 registration statement.

Capital Expenditures and Investments

During the first nine months of 2017 and 2016, CUI Global invested $0.6 million and $0.5 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment in the remaining quarter of 2017 in support of its on-going business and continued development of product lines and technologies, and setup of its new facility for Orbital Gas Systems North America Inc..

During the nine months ended September 30, 2017 and 2016, CUI Global invested $0.4 million and $0.7 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

Financing Activities

For the nine months ended September 30, 2017 and 2016, the Company recorded net proceeds of $1.9 million and $0, respectively, from line of credit and recorded net proceeds of $1.0 million and $0 from the overdraft facility in the U.K. and made payments of $27 thousand and $38 thousand, respectively, toward capital lease obligations; $66 thousand and $64 thousand, respectively, toward the mortgage note payable; and $61 thousand and $59 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of September 30, 2017. At September 30, 2017, the Company had a $1.9 million balance on its $6.0 million LOC. There was $4.1 million available on the Company's working capital line of credit at September 30, 2017.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the nine months ended September 30, 2017 and 2016, $0.2 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at September 30, 2017 of $3.4 million, of which $93 thousand is the current portion. Additionally, at September 30, 2017, the Company had a $1.9 million balance on its $6.0 million LOC with Wells Fargo Bank. The LOC contains certain financial covenants. In the second quarter of 2017, the Company renegotiated the terms of the LOC and its related covenants. The Company is currently in compliance with its covenants. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($2.0 million at September 30, 2017) that expires on October 5, 2021. The balance at September 30, 2017 was $1.0 million.

At September 30, 2017, the Company had cash and cash equivalents balances of $0.8 million. At September 30, 2017, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $32 thousand at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At September 30, 2017, the Company had cash and cash equivalents of $0.1 million in Japanese bank accounts, $14 thousand in European bank accounts and $18 thousand in Canadian bank accounts.

At September 30, 2017, the Company has capital lease obligations of $13 thousand, of which $3 thousand are current obligations.

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

The Company believes its operations and existing financing structure, including cash and cash equivalents at September 30, 2017 in conjunction with the proceeds from the October 2017 equity raise, its S-3 registration statement and the availability under line of credit and overdraft facilities, will provide sufficient cash to meet its short-term working capital requirements for the next twelve months. The Company believes the operating requirements necessary to further support Orbital Gas Systems, North America, Inc. and CUI-Canada in the remaining three months of 2017 will be comparable to the same period of 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and nine months ended September 30, 2017 and 2016:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended September 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	24%	9%	1%
For the Three Months Ended September 30, 2016
Revenues	75%	24%	—%	1%
Operating expenses	68%	24%	7%	1%

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Nine months ended September 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	25%	8%	1%
For the Nine months ended September 30, 2016
Revenues	70%	29%	—%	1%
Operating expenses	68%	24%	7%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three and nine months ended September 30, 2017, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended September 30, 2017, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
August 2017	Vested restricted common stock	Expensed	Four board members	Director compensation	15,196	$50

					15,196	$50	(1)

(1)	Does not include stock expense of $45 thousand recorded in the quarter that was included in accrued liabilities at September 30, 2017.

Item 5. Other Information.

On September 20, 2017, the Company amended its line of credit agreement with Wells Fargo Bank, NA to increase the borrowings limit to $6 million through December 31, 2017 at which time the limit will return to $4 million under the original terms of the line of credit agreement. The associated agreement is included as an exhibit to this filing.

Item 6. Exhibits

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.91 [1]	Documents relating to the temporary increase in the line of credit of our subsidiary, CUI, Inc., with Wells Fargo Bank, NA dated September 20, 2017

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 9th day of November, 2017.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)

