Form 10-Q
period 2018-03-31
CUI Global, Inc.
filed 2018-05-07
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

YES ☐  NO  ☒

There were 28,505,054 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of May 7, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,637	$12,646
Trade accounts receivable, net of allowance of $140
and $135, respectively	11,993	10,833
Inventories, net of allowance of $996 and $946, respectively	11,906	13,892
Contract assets	1,196	2,299
Prepaid expenses and other	1,691	1,606
Total current assets	36,423	41,276

Property and equipment, less accumulated depreciation of $4,430 and $4,155, respectively	11,318	11,242
Goodwill	17,820	17,641
Other intangible assets, less accumulated amortization of $12,681 and $11,900, respectively	15,608	15,568
Note receivable, less current portion	305	317
Restricted cash	523	—
Deposits and other assets	1,928	1,865
Total assets	$83,925	$87,909

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$4,494	$5,110
Short-term overdraft facility	837	—
Mortgage note payable, current portion	95	94
Accrued expenses	3,609	4,186
Contract liabilities	5,168	8,829
Refund liabilities	1,951	695
Total current liabilities	16,154	18,914

Long term mortgage note payable, less current portion	3,231	3,256
Long term note payable, related party	5,304	5,304
Derivative liability	272	356
Deferred tax liabilities	1,999	2,414
Other long-term liabilities	190	179
Total liabilities	27,150	30,423

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2018 or December 31, 2017	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,485,898 shares issued and outstanding at March 31, 2018 and 28,406,856 shares issued and outstanding at December 31, 2017	28	28
Additional paid-in capital	169,747	169,527
Accumulated deficit	(109,929)	(108,559)
Accumulated other comprehensive loss	(3,071)	(3,510)
Total stockholders' equity	56,775	57,486
Total liabilities and stockholders' equity	$83,925	$87,909

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2018	2017

Total revenues	$21,966	$17,844

Cost of revenues	15,389	12,160

Gross profit	6,577	5,684

Operating expenses:
Selling, general and administrative	9,201	8,554
Depreciation and amortization	529	552
Research and development	620	610
Provision (credit) for bad debt	6	(27)
Other operating expenses	—	5

Total operating expenses	10,356	9,694

Loss from operations	(3,779)	(4,010)

Other income	330	46
Interest expense	(114)	(116)

Loss before taxes	(3,563)	(4,080)

Income tax benefit	(302)	(226)

Net loss	$(3,261)	$(3,854)

Basic and diluted weighted average common shares outstanding	28,488,032	20,949,251

Basic and diluted loss per common share	$(0.11)	$(0.18)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2018	2017
Net loss	$(3,261)	$(3,854)

Other comprehensive income (loss)
Foreign currency translation adjustment	439	289
Comprehensive loss	$(2,822)	$(3,565)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (1)	—	—	—	1,891	—	1,891
Balance at January 1, 2018, adjusted	28,406,856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	79,042	—	220	—	—	220
Net loss for the period ended March 31, 2018	—	—	—	(3,261)	—	(3,261)
Other comprehensive income	—	—	—	—	439	439
Balance, March 31, 2018	28,485,898	$28	$169,747	$(109,929)	$(3,071)	$56,775

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,261)	$(3,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	236
Amortization of intangibles	466	464
Stock issued and stock to be issued for compensation, royalties and services	66	91
Unrealized gain on derivative liability	(84)	(33)
Provision for (credit to) bad debt expense and returns allowances	6	(28)
Deferred income taxes	(250)	(294)
Inventory reserve	58	179
Non-cash unrealized foreign currency gains	(295)	(176)
Loss on disposal of assets	—	5

(Increase) decrease in operating assets:
Trade accounts receivable	(1,040)	(643)
Inventories	910	(296)
Contract assets	625	475
Prepaid expenses and other current assets	(137)	(371)
Deposits and other assets	—	(3)
Increase (decrease) in operating liabilities:
Accounts payable	(694)	1,410
Accrued expenses	(308)	(210)
Refund liabilities	386	40
Contract liabilities	385	1,526
NET CASH USED IN OPERATING ACTIVITIES	(2,903)	(1,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154)	(198)
Proceeds from sale of property and equipment	—	1
Investments in other intangible assets	(239)	(71)
Proceeds from notes receivable	—	19
NET CASH USED IN INVESTING ACTIVITIES	(393)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	4,982	—
Payments on overdraft facility	(4,155)	—
Proceeds from line of credit	1,166	—
Payments on line of credit	(1,166)	—
Payments on capital lease obligations	(1)	(3)
Payments on mortgage note payable	(24)	(22)
Payments on contingent consideration	(45)	(61)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	757	(86)

Effect of exchange rate changes on cash	53	162
Net decrease in cash, cash equivalents and restricted cash	(2,486)	(1,655)
Cash, cash equivalents and restricted cash at beginning of period	12,646	4,617

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,160	$2,962

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$23	$21
Interest paid, net of capitalized interest	$114	$116

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$7	$8
Common stock issued and to be issued for consulting services and compensation in common stock	$213	$218
Accrued property and equipment purchases	$54	$122
Accrued investment in other intangible assets	$31	$29

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

The Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity holding the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs).

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

The Company’s Energy segment consists of the Orbital Gas Systems Ltd subsidiary (Orbital-UK) and the Orbital Gas Systems, North America, Inc. subsidiary, collectively referred to as "Orbital." Orbital has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report, Form 10-K for the year ended December 31, 2017.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

As a result of the adoption of ASC 606 (Note 2), the following items have been reclassified from the captions in the December 31, 2017 consolidated balance sheet included in our Form 10-K for the year ended December 31, 2017 to the captions in the December 31, 2017 condensed consolidated balance sheet appearing herein:

Captions in December 31, 2017 consolidated balance sheet within Form 10-K	Reclassified to	Captions in December 31, 2017 condensed consolidated balance sheet herein

Costs in excess of billings		Contract assets
Billings in excess of costs		Contract liabilities
Unearned revenue		Contract liabilities
Unearned revenue		Refund liabilities

Changes in these accounts as reclassified are reflected on the condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, impairment of prepaid royalties, revenue recognition on cost-to-cost-method type contracts, inventory valuation, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - UPDATE

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the condensed consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. The most significant impact was on Power and Electromechanical segment revenue that was previously recorded as “sell through." This revenue was previously recorded upon the sale by our customers, who are distributors. Under the new accounting guidance, we will record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. For the Power and Electromechanical segment, their revenue is based upon the transfer of goods and satisfaction of its performance obligations as of a point in time. During the transition this will have the effect of having a certain amount of revenue not recorded as revenue but as part of the cumulative effect of the accounting change. In the Energy segment, for the majority of contracts, revenue will still be measured over time using the cost to cost method. The change that most affected the transition adjustment on Energy revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax. See Note 3 for further discussion of our revenue recognition policies.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, we adopted ASC Topic 606 and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. See Note 2 for a description of our accounting policy resulting from adoption of ASC 606. We recognized the cumulative effect of initially applying ASC 606 as an adjustment to accumulated deficit in the balance sheet as of January 1, 2018 as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
(in thousands)
Assets
Inventories	$13,892	$(1,064)	$12,828
Contract assets	2,299	(516)	1,783
Total current assets	41,276	(1,580)	39,696
Total assets	87,909	(1,580)	86,329

Liabilities
Contract liabilities	8,829	(4,168)	4,661
Refund liabilities	695	870	1,565
Total current liabilities	18,914	(3,298)	15,616
Deferred tax liabilities	2,414	(173)	2,241
Total liabilities	30,423	(3,471)	26,952

Stockholders' Equity
Accumulated deficit	(108,559)	1,891	(106,668)
Total stockholders' equity	57,486	1,891	59,377
Total liabilities and stockholders' equity	$87,909	$(1,580)	$86,329

The impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended March 31, 2018 was as follows:

	For the period ended March 31, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$21,966	$21,704	$262
Cost of revenues	15,389	15,746	(357)
Gross profit	6,577	5,958	619
Loss from operations	(3,779)	(4,398)	619
Loss before taxes	(3,563)	(4,182)	619
Income tax benefit	(302)	(391)	89
Net loss	$(3,261)	$(3,791)	530
Basic and diluted loss per common share	$(0.11)	$(0.13)	$0.02

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
(in thousands)
Assets
Inventories	$11,906	$12,548	$(642)
Contract assets	1,196	1,570	(374)
Prepaid expenses and other	1,691	1,780	(89)
Total current assets	36,423	37,528	(1,105)
Total assets	$83,925	$85,030	$(1,105)

Liabilities
Contract liabilities	$5,168	$9,621	$(4,453)
Refund liabilities	1,951	819	1,132
Total current liabilities	16,154	19,475	(3,321)
Deferred tax liabilities	1,999	2,178	(179)
Total liabilities	27,150	30,650	(3,500)

Stockholders' Equity
Accumulated deficit	(109,929)	(112,350)	2,421
Accumulated other comprehensive loss	(3,071)	(3,045)	(26)
Total stockholders' equity	56,775	54,380	2,395
Total liabilities and stockholders' equity	$83,925	$85,030	$(1,105)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Power and Electromechanical segment

The Power and Electromechanical segment generates its revenue from two categories of products: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense. The production and delivery of these products are considered single performance obligations. Revenue is recognized when we satisfy a performance obligation and this occurs upon shipment and ownership transfer of our products to our customers at a point in time.

Energy segment

The Energy segment subsidiaries, collectively referred to as Orbital, generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

Orbital accounts for a majority of its contract revenue proportionately over time. For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

The timing of revenue recognition for Energy products also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer.

For our services contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.

For certain of our revenue streams, such as call-out repair and service work, and outage services, that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Product-type contracts (for example, sale of GasPt units) for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

Contract liabilities from our construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. In the first three months of 2018, $0.9 million of revenue was recorded that was included in contract liabilities at December 31, 2017.

Refund liabilities and corresponding inventory adjustment

Refund liabilities primarily represent estimated future new product introduction returns and estimated future scrap returns. Future new product returns are based on a percent of current inventory of newly introduced products held by our distributor customers. The liability for estimated returns of newly introduced product is reversed to revenue as the inventory is sold. Future scrap returns are based on a percentage of total revenues. In addition to the refund liabilities recorded for future returns, the Company also records an adjustment to inventory and corresponding adjustment to cost of revenue for the Company's right to recover products from customers upon settling the refund liability.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2018, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

Any quarterly adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For separately priced extended warranty or product maintenance performance obligations, when estimates of total costs to be incurred on the performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Performance Obligations satisfied over time

To determine the proper revenue recognition method for contracts for our Energy segment, we evaluate whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Performance Obligations satisfied at a point in time.

Revenue from goods and services transferred to customers at a single point in time accounted for 82% of revenues for the three-month period ended March 31, 2018. The majority of our revenue recognized at a point in time is in our Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap returns allowances primarily in our Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. Because of our certainty in estimating these amounts, they are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$9,617	$—	$9,617
Direct Sales	7,403	4,946	12,349
Total revenues	$17,020	$4,946	$21,966

The following table presents our revenues disaggregated by timing of revenue recognition for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$17,020	$1,047	$18,067
Revenues recognized over time	—	3,899	3,899
Total revenues	$17,020	$4,946	$21,966

The following table presents our revenues disaggregated by region for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$13,032	$1,365	$14,397
Europe	1,094	3,524	4,618
Asia	2,819	29	2,848
Other	75	28	103
Total revenues	$17,020	$4,946	$21,966

4. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At March 31, 2018 and December 31, 2017, accrued liabilities included $1.1 million and $1.3 million of accrued inventory payable, respectively. At March 31, 2018 and December 31, 2017, inventory by category is valued net of reserves and consists of:

(in thousands)	March 31,	December 31,
	2018	2017
Finished goods	$7,234	$10,792
Raw materials	2,684	3,287
Work-in-process	2,984	759
Inventory reserves	(996)	(946)
Total inventories	$11,906	$13,892

5. PREPAID EXPENSES, DEPOSITS AND OTHER

(in thousands)	March 31,	December 31,
	2018	2017
Prepaid expenses and other	$1,691	$1,606
Deposits and other assets	$1,928	$1,865

During the second quarter of 2017, prepaid royalties in the amount of $1.6 million were transferred to long-term and included in Deposits and other assets from prepaid expenses due to a change in the estimated period of when those prepayments will be amortized based upon management’s assessment of future GasPT sales. At March 31, 2018 and December 31, 2017, there were $1.8 million and $1.8 million of prepaid royalties included in Deposits and other assets, respectively.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for impairment of other indefinite-lived intangible assets in the second quarter of each year and when events or circumstances indicate that the carrying amount of the intangible assets exceed their fair value and may not be recoverable.

The Company also tests for impairment of Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill as of May 31, 2017, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill.

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

The remaining goodwill related to the Orbital-UK reporting unit as of March 31, 2018 and December 31, 2017 was $4.5 million, which is included in the Energy segment. As of March 31, 2018, there was also goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

The carrying value of goodwill and the activity for the three months ended March 31, 2018 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2017	$13,092	$4,549	$—	$17,641
Currency translation adjustments	5	174	—	179
Balance, March 31, 2018	$13,097	$4,723	$—	$17,820

7. INVESTMENT AND NOTE RECEIVABLE

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million ($0.3 million balance at March 31, 2018), which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand and $4 thousand of interest income from the note in the three months ended March 31, 2018 and 2017, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a zero and $19 thousand cash payment against the note in the three months ended March 31, 2018 and 2017, respectively. CUI Global reviewed the note receivable for non-collectability as of March 31, 2018 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2018.

8. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 12, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2018 and 2017, the Company had $84 thousand and $33 thousand, respectively of unrealized gain related to the derivative liabilities.

Embedded Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging,” which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

9. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the SEC on March 14, 2018. The Company did not grant any stock options in the three months ended March 31, 2018. For the three months ended March 31, 2018, and 2017, the Company recorded stock-based expense of $66 thousand and $91 thousand, respectively.

10. SEGMENT REPORTING

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

During the three months ended March 31, 2018, the Company’s total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment. During the three months ended March 31, 2017, the Company's total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment.

The following information represents segment activity for the three months ended March 31, 2018 and selected balance sheet items as of March 31, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$17,020	$4,946	$—	$21,966
Depreciation and amortization(1)	364	366	—	730
Interest expense	53	2	59	114
Profit (loss) from operations	9	(2,524)	(1,264)	(3,779)
Segment assets	45,401	29,645	8,879	83,925
Other intangible assets, net	8,906	6,702	—	15,608
Goodwill	13,097	4,723	—	17,820
Expenditures for long-lived assets (2)	320	73	—	393

(1) For the Power and Electromechanical segment, for the three months ended March 31, 2018, depreciation and amortization includes $201 thousand classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended March 31, 2017 and selected balance sheet items as of March 31, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$13,662	$4,182	$—	$17,844
Depreciation and amortization (1)	381	319	—	700
Interest expense	54	—	62	116
Loss from operations	(534)	(2,264)	(1,212)	(4,010)
Segment assets	49,414	29,180	309	78,903
Other intangibles assets, net	9,082	6,785	—	15,867
Goodwill	13,089	7,128	—	20,217
Expenditures for segment assets (2)	204	65	—	269

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three months ended March 31, 2017, include $148 thousand classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
USA	$13,807	63%	$10,113	57%
United Kingdom	3,360	15%	3,083	17%
All Others	4,799	22%	4,648	26%
Total	$21,966	100%	$17,844	100%

11. RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Revenue from Contracts with Customers.

In November 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company implemented this standard in the first quarter of 2018 and accordingly has reconciled the change in cash, cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company implemented this standard in the first quarter of 2018. There were no changes necessary to the Company's cash flow presentation as a result of implementing this guidance.

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

12. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of March 31, 2018 and December 31, 2017, respectively, was as follows:

(in thousands)
March 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of Deposit	523	—	—	523
Total assets	$539	$—	$—	$539
Derivative instrument payable	$—	$272	$—	$272
Contingent consideration	—	—	—	—
Total liabilities	$—	$272	$—	$272

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$356	$—	$356
Contingent consideration	—	—	45	45
Total liabilities	$—	$356	$45	$401

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent consideration
Balance at December 31, 2017	$45
Payments	(45)
Fair value adjustments	—
Balance at March 31, 2018	$—

There were no transfers between Level 3 and Level 2 in 2018 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. The final amount of contingent consideration of $45 thousand was paid out during the three months ended March 31, 2018.

13. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three months ended March 31, 2018 and March 31, 2017, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three months ended March 31, 2018 and 2017. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2018 and 2017.

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2018	2017
Net loss	$(3,261)	$(3,854)
Basic and diluted weighted average number of shares outstanding	28,488,032	20,949,251
Basic and diluted loss per common share	$(0.11)	$(0.18)

14. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended March 31,
	2018	2017
Interest cost incurred	$121	$120
Interest cost capitalized - property and equipment and other intangible assets	(7)	(4)
Interest expense, net	$114	$116

15. INCOME TAXES

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

A net tax benefit of $302 thousand was recorded to the income tax provision for the three months ended March 31, 2018 resulting in an effective tax rate of 8.5%. The income tax benefit primarily relates to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA deferred tax assets were reduced by a full valuation allowance.

The Company’s total income tax benefit and effective tax rate was $226 thousand and 5.5%, respectively, for the same period in 2017. The income tax benefit for the three months ended March 31, 2017 related to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA deferred tax assets were reduced by a full valuation allowance.

16. WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

During the period ended March 31, 2018, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	March 31, 2018 Balance		Expiration Date	Interest rate
$4,000	$0	(1)	June 1, 2019	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
				Variable rate at 2.25% above the daily one-month LIBOR rate.

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of March 31, 2018.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at March 31, 2018:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,906
CUI Inc. and CUI-Canada Accounts receivable, net	$6,903
CUI Inc. and CUI-Canada Inventory, net	$7,646
CUI Inc. and CUI-Canada Equipment, net	$1,589

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. Since the maturity date is June 1, 2019, which is more than one year in the future, the LOC is classified as long-term. The LOC contains certain financial covenants. The Company was in compliance with the financial covenants as of March 31, 2018. At March 31, 2018, there was a $0 million balance outstanding on the LOC and $4.0 million of credit was available.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with the following terms:

(in thousands)
Credit Limit	March 31, 2018 Balance	Expiration Date	Interest rate
£1,500 pounds sterling ($2,100 at March 31, 2018)	$837	October 5, 2021.	Base rate plus a 2.25% margin (2.5% as of March 31, 2018)

The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of March 31,	As of December 31,
	2018	2017
Foreign currency translation adjustment	$(3,071)	$(3,510)
Accumulated other comprehensive income (loss)	$(3,071)	$(3,510)

18. NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2018	As of December 31, 2017
Mortgage note payable (1)	$3,326	$3,350
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,630	$8,654

(1)

On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the three months ended March 31, 2018, the Company made principal payments of $24 thousand against the mortgage promissory note payable. At March 31, 2018, the balance owed on the mortgage promissory note payable was $3.3 million, of which $95 thousand and $3.2 million were in current and long-term liabilities, respectively. See Note 16, Working Capital Line of Credit and Overdraft Facility, for more information on the Company's debt covenants.

(2)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of March 31, 2018, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

19. CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment and power and electromechanical products in the Power and Electromechanical segment. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three months ended March 31, 2018:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	25%
Future Electronics	Power and Electromechanical	12%
Total concentrations		37%

For the Three months ended March 31, 2017:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	24%
Total concentrations		24%

The Company had the following geographic revenue concentrations outside the U.S.A greater than 10% of consolidated revenue:

For the Three months ended March 31, 2018:
Country	Percent
United Kingdom	15%
Total concentrations	15%

For the Three months ended March 31, 2017:
Country	Percent
United Kingdom	17%
Total concentrations	17%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of March 31, 2018
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	14%
Total concentrations		14%

As of December 31, 2017
Customer	Segment	Percent
GL Industrial Services UK Ltd.	Power and Electromechanical	11%
Digi-Key Electronics	Energy	10%
Total concentrations		21%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A greater than 10% of gross trade accounts receivable:

As of March 31, 2018:
Country	Percent
United Kingdom	24%

As of December 31, 2017:
Country	Percent
United Kingdom	28%
Canada	11%
Total concentrations	39%

There were no supplier concentrations greater than 10% during the three months ended March 31, 2018 and March 31, 2017.

20. OTHER EQUITY TRANSACTIONS

The following shares issued during 2018 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2018	Vested restricted common stock	Expense	Four board members	Director compensation	18,180	$50

January 2018	Common stock	Expense	Employee	Approved bonus	60,862	163	(1)

Total other equity transactions					79,042	$213

(1) Bonus was accrued and expensed in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2018 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2017 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; changes in regulatory environment; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

Overview

CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products and technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

For the three months ended March 31, 2018, CUI Global had a consolidated loss from operations of $3.8 million compared to consolidated loss from operations in the three months ended March 31, 2017 of $4.0 million. During the three months ended March 31, 2018, CUI Global had a consolidated net loss of $3.3 million, compared to a consolidated net loss in the three months ended March 31, 2017 of $3.9 million. The lower consolidated net loss for the three months ended March 31, 2018, was primarily the result of higher revenue and gross profit in the Power and Electromechanical segment related to higher overall sales from our distributors, which were partially offset by higher selling, general and administrative expenses. The Energy segment has not yet seen the increased sales of gas related metering, monitoring and control systems, including GasPts that is expected later this year, which is expected to return the Energy segment to profitability.

The first quarter was also remarkable for the continued development of the Power and Electromechanical Virtual Power Systems ("VPS") line of products, successfully receiving UL 9540 certification for our Intelligent Control of Energy (ICE) Block technology and our first order for an ICE Block Data Center Power Utilization Solution Valued at $2.9 Million that is expected to be delivered in the fourth quarter of 2018.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended March 31, 2018:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$17,020	100.0%	$4,946	100.0%	$—	—%	$21,966	100.0%
Cost of revenue	11,791	69.3%	3,598	72.7%	—	—%	15,389	70.1%
Gross profit	5,229	30.7%	1,348	27.3%	—	—%	6,577	29.9%

Operating expenses:
Selling, general and administrative	4,462	26.2%	3,475	70.3%	1,264	—%	9,201	41.9%
Depreciation and amortization	164	1.0%	365	7.4%	—	—%	529	2.4%
Research and development	589	3.5%	31	0.6%	—	—%	620	2.8%
Provision for bad debt	5	—%	1	—%	—	—%	6	—%
Other operating Expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	5,220	30.7%	3,872	78.3%	1,264	—%	10,356	47.1%
Income (loss) from operations	$9	—%	$(2,524)	(51.0)%	$(1,264)	—%	$(3,779)	(17.2)%

For the three months ended March 31, 2017:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$13,662	100.0%	$4,182	100.0%	$—	—%	$17,844	100.0%
Cost of revenue	9,276	67.9%	2,884	69.0%	—	—%	12,160	68.2%
Gross Profit	4,386	32.1%	1,298	31.0%	—	—%	5,684	31.8%

Operating expenses:
Selling, general and administrative	4,128	30.2%	3,214	76.8%	1,212	—%	8,554	48.0%
Depreciation and amortization	233	1.7%	319	7.6%	—	—%	552	3.1%
Research and development	572	4.2%	38	0.9%	—	—%	610	3.4%
Provision (credit) for bad debt	(12)	(0.1)%	(15)	(0.4)%	—	—%	(27)	(0.2)%
Other operating expenses	(1)	—%	6	0.2%	—	—%	5	—%
Total operating expenses	4,920	36.0%	3,562	85.1%	1,212	—%	9,694	54.3%
Loss from operations	$(534)	(3.9)%	$(2,264)	(54.1)%	$(1,212)	—%	$(4,010)	(22.5)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$17,020	$13,662	$3,358	24.6%
Energy	4,946	4,182	764	18.3%
Total revenues	$21,966	$17,844	$4,122	23.1%

The revenues for the three months ended March 31, 2018 were higher than the comparable period due to higher revenues in both our Power and Electromechanical and Energy segments associated with the timing of customer project delivery schedules and sales through our distribution customers. The increased revenue in the Power and Electromechanical segment related primarily to our distributors but also included increases from our direct customers. Higher revenue in the Energy segment was primarily associated with higher revenue from our Houston facility and also from higher exchange rates on the British pound as the pound has rebounded following the initial fall following Brexit. Revenue from our UK facility in local currency terms decreased slightly from the comparable period in 2017.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada. In October 2017, the Company announced its first order for its new power monitoring and switching system (ICE Switch) for data centers that was delivered in the first quarter of 2018. Also in the first quarter of 2018, we received our first order for an ICE Block Data Center Power Utilization Solution Valued at $2.9 Million that is expected to be delivered in late 2018.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $26.1 million and $17.7 million, respectively, as of March 31, 2018. These are both significant increases from December 31, 2017 backlogs of $20.2 million and $12.6 million for the Power and Electromechanical and Energy segments, respectively.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$11,791	$9,276	$2,515	27.1%
Energy	3,598	2,884	714	24.8%
Total cost of revenues	$15,389	$12,160	$3,229	26.6%

For the three months ended March 31, 2018, the cost of revenues as a percentage of revenue increased to 70% from 68% during the prior-year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended March 31, 2018 was 69% compared to 68%, during the prior-year comparative period. Cost of revenues increased in the Power and Electromechanical segment primarily as a result of a significant royalty expense paid related to the revenues of the ICE switch recognized in the first quarter of 2018. The royalty rate is higher on the first $1.4 million of ICE product revenues. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended March 31, 2018 was 73% compared to 69%, in the three months ended March 31, 2017. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer. The Company expects gross margins to improve in 2018 as a result of the expected resumption of deliveries on the Italian contract.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$4,462	$4,128	$334	8.1%
Energy	3,475	3,214	261	8.1%
Other	1,264	1,212	52	4.3%
Total SG&A	$9,201	$8,554	$647	7.6%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including ICE, GasPT, IRIS, VE, and new product introductions.

During the three months ended March 31, 2018, SG&A increased $0.6 million, compared to the prior-year comparative period. The increase in SG&A in the first quarter of 2018 was due to increased costs in both the Power and Electromechanical and the Energy segment, primarily due to higher selling expenses on the higher sales. In addition, higher exchange rates contributed to higher translated costs at Orbital UK in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 despite lower actual costs incurred in the local currency.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$365	$381	$(16)	(4.2)%
Energy	365	319	46	14.4%
Total depreciation and amortization	$730	$700	$30	4.3%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended March 31, 2018 and 2017 included $201 thousand and $148 thousand, respectively, which was included in cost of revenues. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three months ended March 31, 2018 was up slightly compared to the three months ended March 31, 2017 as a result of higher translated depreciation and amortization at our U.K. operation due to higher pound Sterling translation rates during the current period.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$589	$572	$17	3.0%
Energy	31	38	(7)	(18.4)%
Total research and development	$620	$610	$10	1.6%

Research and development costs are associated with the continued research and development of new and existing technologies including advanced power technologies, ICE, GasPT, VE Technology and other products. Research and development expense was relatively flat for the three months ended March 31, 2018 and were primarily focused on the ICE technology in Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (credit) for bad debt by Segment or Category	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Power and Electromechanical	$5	$(12)	$17	(141.7)%
Energy	1	(15)	16	(106.7)%
Total provision (credit) for bad debt	$6	$(27)	$33	(122.2)%

The changes in bad debt are due to normal fluctuations in bad debt reserves based on the age of receivables. Collections are strong across all businesses in the three months ended March 31, 2018.

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (Expense)	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Foreign exchange gain	$230	$2	$228	11,400.0%
Interest income	5	5	—	—%
Unrealized gain on derivative	84	33	51	154.5%
Other, net	11	6	5	83.3%
Total Other income (expense)	$330	$46	$284	617.4%

Other income (expense) changes were due primarily to interest rate and exchange rate fluctuations in the three months ended March 31, 2018.

Interest Expense

For both the three months ended March 31, 2018 and 2017, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

Interest expense in 2018 and 2017 is associated with interest on the line of credit, bank overdraft facility, bank and secured promissory notes.

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

For additional analysis, see Note 15, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of March 31, 2018, the Company held Cash and cash equivalents of $9.6 million. Operations, investments, patents and equipment have been funded through cash on hand and debt.

Cash Used In Operations

Cash used in operations of $2.9 million was a $1.4 million increase in cash used compared to the comparable period in 2017. The three months ended March 31, 2018 were benefited from higher revenue and the related gross profits in the Power and Electromechanical segment. In the first three months of 2018, cash used in operations by the Energy segment was approximately $3.0 million, and cash used in operations by the Other category was approximately $1.2 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $1.6 million. We believe cash from operations will improve in the Energy segment in the remainder of 2018 due to the expected resumption of deliveries on our Italy contract and expected increases in revenue from other integration-related products. The Power and Electromechanical segment is expected to continue to provide cash from operations and we believe the cash usage rate in the other category to be flat to slightly lower due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased trade receivables of $1.0 million and decreased payables and accrued expenses of $0.7 million and $0.3 million, respectively, partially offset by the $0.9 million cash effect from a decrease in inventories, the $0.6 million cash effect of a decrease in contract assets, and the $0.4 million and $0.4 million cash effect from a decrease in refund liability and contract liabilities, respectively, for the three months ended March 31, 2018.

During the first three months of 2018 and 2017, the Company used stock as a form of payment to certain employees, vendors and consultants. For the three months ended March 31, 2018 and 2017, the Company recorded a total of $66 thousand and $91 thousand, respectively for share-based compensation related to equity given, or to be given to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

On October 23, 2017, the Company closed on an underwritten public offering of 7,392,856 shares at a public offering price of $2.80 per share, including 964,285 shares sold at the public offering price pursuant to the underwriter's exercise in full of its option to purchase additional shares to cover over-allotments. The net proceeds to CUI Global (after deducting underwriting discount and other expenses payable by the Company) were approximately $18.9 million. The Company has used and intends to continue to use the net proceeds from the offering primarily for general corporate purposes, which includes operating expenses, working capital to improve and promote its commercially available products, advance product candidates, future acquisitions or share repurchases, to expand international presence and commercialization, research and development, for general capital expenditures and for satisfaction of debt obligations. In 2017, the Company used some of the proceeds of the public offering to pay off its line of credit and overdraft facility.

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

Capital Expenditures and Investments

During the first three months of 2018 and 2017, CUI Global invested $0.2 million and $0.2 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2018 in support of its on-going business and continued development of product lines and technologies.

During the three months ended March 31, 2018 and 2017, CUI Global invested $0.2 million and $71thousand, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

Financing Activities

For the three months ended March 31, 2018 and 2017, the Company recorded net proceeds of $0 and $0, respectively, from line of credit and recorded net proceeds of $0.8 million and $0, respectively, from the overdraft facility in the U.K. and made payments of $1 thousand and $3 thousand, respectively, toward capital lease obligations; $24 thousand and $22 thousand, respectively, toward the mortgage note payable; and $45 thousand and $61 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of March 31, 2018. At March 31, 2018, the Company did not have a balance on its $4.0 million LOC. There was a $0.8 million balance on the Company's Overdraft facility at Orbital UK at March 31, 2018 and $1.3 million available on the facility.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the three months ended March 31, 2018 and 2017, $66 thousand of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at March 31, 2018 of $3.3 million, of which $95 thousand is the current portion. Additionally, at March 31, 2018, the Company did not have a balance on its $4.0 million LOC with Wells Fargo Bank. The LOC contains certain financial covenants, all of which the Company was in compliance with at March 31, 2018 and December 31, 2017. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling ($2.1 million at March 31, 2018) that expires on October 5, 2021. The balance at March 31, 2018 was $0.8 million.

At March 31, 2018, the Company had cash and cash equivalents balances of $9.6 million. In addition, the Company had $0.5 million of restricted cash related to a contract guarantee. At March 31, 2018, the Company had $0.8 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $7 thousand and $78 thousand, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At March 31, 2018, the Company had cash and cash equivalents of $0.6 million in Japanese bank accounts, $7 thousand in European bank accounts and $87 thousand in Canadian bank accounts.

As described in Item 1A - Risk factors included in the Company's 2017 10-K, the United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results but the extent of the effect, if any, is not yet determinable. See Item 1A - Risk factors in our 2017 10-K, for more information on the potential risks that are associated with the United Kingdom's pending withdrawal from the European Union.

The Company expects the revenues from its Power and Electromechanical and Energy Segments, cash on hand, and cash available from the line of credit and overdraft facility to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operation in Houston to continue to need cash support as it continues to grow revenues and expand its operations. The CUI-Canada operation in the Power and Electromechanical segment acquired in 2015 will also continue to be near break even in the short-term. If revenues and other funds are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company.

Critical Accounting Policies

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2017 Annual Report on Form 10-K filed on March 14, 2018, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Significant changes to our critical accounting estimates as a result of adopting ASC 606 are discussed below:

Revenue Recognition

ASC 606 requires significant estimates as it relates to the timing of revenue recognition, particularly in the Power and Electromechanical segment. The most significant affect was on revenue recorded at distributors that was recorded as “sell through” under prior accounting guidance.

Certain distributor revenue under the previous revenue guidance was deferred until the inventory was sold by the distributor to the end customer. Current guidance requires management to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. This generally requires management to record revenue sooner than under the previous standard and requires more extensive estimates and reserves on current sales.

Under ASC 606, we record revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances. This is a significant estimate as it relates to the timing of revenue recognition.

In the Energy segment, for the majority of contracts, revenue will still be measured over time using the cost to cost method. The change that most affected the transition adjustment on Energy revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. On future contracts, the Company will make efforts to include an enforceable right to payment on work performed to date so the ongoing effect on the timing of revenue in the Energy segment will be limited.

During the transition, a certain amount of revenue will not be recorded as revenue but as part of the cumulative effect of the accounting change. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment.

Recent Accounting Pronouncements

See Note 11 Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three months ended March 31, 2018 and 2017:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended March 31, 2018
Revenues	81%	16%	—%	3%
Operating expenses	66%	25%	8%	1%

For the Three Months Ended March 31, 2017
Revenues	78%	20%	—%	2%
Operating expenses	66%	25%	8%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the three months ended March 31, 2018, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2018, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2018	Vested restricted common stock	Expense	Four board members	Director compensation	18,180	$50

January 2018	Common stock	Expense	Employee	Approved bonus	60,862	163	(1)
					79,042	$213

(1) Bonus accrued and expensed in 2017.

Item 5. Other Information.

None.

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

Signed and submitted this 7th day of May, 2018.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)