Form 10-Q
period 2018-06-30
CUI Global, Inc.
filed 2018-08-06
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO  ☒

There were 28,529,606 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of August 6, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,312	$12,646
Trade accounts receivable, net of allowance of $100 and $135, respectively	12,473	10,833
Inventories, net of allowance of $1,047 and $946, respectively	14,684	13,892
Contract assets	1,058	2,299
Note receivable, current portion	336	13
Prepaid expenses and other	1,113	1,593
Total current assets	36,976	41,276

Property and equipment, less accumulated depreciation of $4,631 and $4,155, respectively	11,059	11,242
Goodwill	16,288	17,641
Other intangible assets, less accumulated amortization of $12,662 and $11,900, respectively	14,851	15,568
Note receivable, less current portion	—	317
Restricted cash	523	—
Deposits and other assets	1,820	1,865
Total assets	$81,517	$87,909

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$6,796	$5,110
Short-term overdraft facility	736	—
Mortgage note payable, current portion	96	94
Accrued expenses	4,950	4,186
Contract liabilities	4,690	8,829
Refund liabilities	2,137	695
Total current liabilities	19,405	18,914

Long term mortgage note payable, less current portion	3,207	3,256
Long term note payable, related party	5,304	5,304
Derivative liability	230	356
Deferred tax liabilities	1,941	2,414
Other long-term liabilities	181	179
Total liabilities	30,268	30,423

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2018 or December 31, 2017	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,505,054 shares issued and outstanding at June 30, 2018 and 28,406,856 shares issued and outstanding at December 31, 2017	28	28
Additional paid-in capital	169,808	169,527
Accumulated deficit	(114,695)	(108,559)
Accumulated other comprehensive loss	(3,892)	(3,510)
Total stockholders' equity	51,249	57,486
Total liabilities and stockholders' equity	$81,517	$87,909

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Total revenues	$23,127	$22,500	$45,093	$40,345

Cost of revenues	15,492	14,276	30,881	26,437

Gross profit	7,635	8,224	14,212	13,908

Operating expenses:
Selling, general and administrative	9,245	8,712	18,446	17,268
Depreciation and amortization	553	564	1,082	1,115
Research and development	783	614	1,403	1,224
Provision (credit) for bad debt	(40)	(23)	(34)	(51)
Impairment of goodwill and intangible assets	1,263	3	1,263	3
Other operating expenses	—	4	—	9

Total operating expenses	11,804	9,874	22,160	19,568

Loss from operations	(4,169)	(1,650)	(7,948)	(5,660)

Other income (expense)	(308)	46	22	92
Interest expense	(124)	(121)	(238)	(237)

Loss before taxes	(4,601)	(1,725)	(8,164)	(5,805)

Income tax expense (benefit)	164	(157)	(137)	(383)

Net loss	$(4,765)	$(1,568)	$(8,027)	$(5,422)

Basic and diluted weighted average common shares outstanding	28,506,154	20,967,957	28,497,146	20,958,656

Basic and diluted loss per common share	$(0.17)	$(0.07)	$(0.28)	$(0.26)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,765)	$(1,568)	$(8,027)	$(5,422)

Other comprehensive income (loss)
Foreign currency translation adjustment	(822)	911	(382)	1,200
Comprehensive loss	$(5,587)	$(657)	$(8,409)	$(4,222)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss	Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (1)	—	—	—	1,891	—	1,891

Balance at January 1, 2018, adjusted	28,406,856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	98,198	—	281	—	—	281
Net loss for the period ended June 30, 2018	—	—	—	(8,027)	—	(8,027)
Other comprehensive loss	—	—	—	—	(382)	(382)
Balance, June 30, 2018	28,505,054	$28	$169,808	$(114,695)	$(3,892)	$51,249

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,027)	$(5,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	541	482
Amortization of intangibles	962	945
Stock issued and stock to be issued for compensation, royalties and services	146	204
Unrealized gain on derivative liability	(126)	(35)
Provision for (credit to) bad debt expense and returns allowances	(34)	(51)
Deferred income taxes	(329)	(490)
Inventory reserve	123	173
Non-cash unrealized foreign currency (gains) losses	21	(274)
Impairment of goodwill and intangible assets	1,263	3
Loss on disposal of assets	—	9
(Increase) decrease in operating assets:
Trade accounts receivable	(1,625)	(2,039)
Inventories	(2,214)	(570)
Contract assets	704	1,175
Prepaid expenses and other current assets	396	(283)
Deposits and other assets	2	(27)
Increase (decrease) in operating liabilities:
Accounts payable	1,730	(391)
Accrued expenses	1,060	523
Refund liabilities	572	(30)
Contract liabilities	146	2,893
NET CASH USED IN OPERATING ACTIVITIES	(4,689)	(3,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(511)	(473)
Proceeds from sale of property and equipment	—	2
Investments in other intangible assets	(325)	(339)
Proceeds from notes receivable	—	19
NET CASH USED IN INVESTING ACTIVITIES	(836)	(791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	8,458	—
Payments on overdraft facility	(7,691)	—
Proceeds from line of credit	1,546	9,530
Payments on line of credit	(1,546)	(8,464)
Payments on capital lease obligations	(2)	(25)
Payments on mortgage note payable	(47)	(45)
Payments on contingent consideration	(45)	(61)
NET CASH PROVIDED BY FINANCING ACTIVITIES	673	935

Effect of exchange rate changes on cash	41	231
Net decrease in cash, cash equivalents and restricted cash	(4,811)	(2,830)
Cash, cash equivalents and restricted cash at beginning of period	12,646	4,617

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,835	$1,787

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$95	$93
Interest paid, net of capitalized interest	$239	$238

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$9	$8
Common stock issued and to be issued for consulting services and compensation in common stock	$272	$339
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest.	$(6)	$(6)
Accrued property and equipment purchases at June 30	$18	$74
Accrued investment in other intangible assets at June 30	$61	$60

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

The Power and Electromechanical segment aggregates its product offerings into two categories: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules, ICE (Intelligent Control of Energy) products enabled by the VPS patented software system and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments as well as an adjustment for goodwill impairment) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Changes in these accounts as reclassified are reflected on the condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017.

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

Revision

Immaterial revision was made to the condensed consolidated statement of cash flows: for the six months ended June 30, 2017, $176 thousand was reclassified from effect of exchange rate changes on cash to non-cash unrealized foreign currency gains included as a reconciling item to cash used in operating activities. This change was related primarily to foreign currency gains on intercompany advances to Orbital-UK.

Reclassification

Certain reclassifications have been made to the 2017 condensed consolidated balance sheet and statement of operations in order to conform to the 2018 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - UPDATE

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the condensed consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. The most significant impact was on Power and Electromechanical segment revenue that was previously recorded as “sell through." This revenue was previously recorded upon the sale by our customers, who are distributors. Under the new accounting guidance, we will record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers.  For the Power and Electromechanical segment, their revenue is based upon the transfer of goods and satisfaction of its performance obligations as of a point in time. During the transition this will have the effect of having a certain amount of revenue not recorded as revenue but as part of the cumulative effect of the accounting change. In the Energy segment, for the majority of contracts, revenue will still be measured over time using the cost-to-cost method. The change that most affected the transition adjustment on Energy revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax. See Note 3 for further discussion of our revenue recognition policies.

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

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
(in thousands)
Assets
Inventories	$13,892	$(1,064)	$12,828
Contract assets	2,299	(516)	1,783
Total current assets	41,276	(1,580)	39,696
Total assets	$87,909	$(1,580)	$86,329

Liabilities
Contract liabilities	$8,829	$(4,168)	$4,661
Refund liabilities	695	870	1,565
Total current liabilities	18,914	(3,298)	15,616
Deferred tax liabilities	2,414	(173)	2,241
Total liabilities	30,423	(3,471)	26,952

Stockholders' Equity
Accumulated deficit	(108,559)	1,891	(106,668)
Total stockholders' equity	57,486	1,891	59,377
Total liabilities and stockholders' equity	$87,909	$(1,580)	$86,329

The impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended June 30, 2018 was as follows:

	For the three months ended June 30, 2018
(in thousands except per share amounts)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$23,127	$21,795	$1,332
Cost of revenues	15,492	14,704	788
Gross profit	7,635	7,091	544
Loss from operations	(4,169)	(4,713)	544
Loss before taxes	(4,601)	(5,145)	544
Income tax benefit	164	80	84
Net loss	$(4,765)	$(5,225)	$460
Basic and diluted loss per common share	$(0.17)	$(0.18)	$0.01

	For the six months ended June 30, 2018
(in thousands except per share amounts)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$45,093	$43,499	$1,594
Cost of revenues	30,881	30,450	431
Gross profit	14,212	13,049	1,163
Loss from operations	(7,948)	(9,111)	1,163
Loss before taxes	(8,164)	(9,327)	1,163
Income tax benefit	(137)	(311)	174
Net loss	$(8,027)	$(9,016)	$989
Basic and diluted loss per common share	$(0.28)	$(0.32)	$0.04

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
(in thousands)
Assets
Inventories	$14,684	$16,222	$(1,538)
Contract assets	1,058	1,856	(798)
Prepaid expenses and other	1,113	1,113	—
Total current assets	36,976	39,312	(2,336)
Total assets	$81,517	$83,853	$(2,336)

Liabilities
Contract liabilities	$4,690	$11,253	$(6,563)
Refund liabilities	2,137	791	1,346
Total current liabilities	19,405	24,622	(5,217)
Total liabilities	30,268	35,485	(5,217)

Stockholders' Equity
Accumulated deficit	(114,695)	(117,575)	2,880
Accumulated other comprehensive loss	(3,892)	(3,893)	1
Total stockholders' equity	51,249	48,368	2,881
Total liabilities and stockholders' equity	$81,517	$83,853	$(2,336)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Power and Electromechanical segment

The Power and Electromechanical segment generates its revenue from two categories of products: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules, ICE (Intelligent Control of Energy) products enabled by the VPS patented software system and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense. The production and delivery of these products are considered single performance obligations. Revenue is recognized when we satisfy a performance obligation and this occurs upon shipment and ownership transfer of our products to our customers at a point in time.

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

Activity in the current contract liabilities for the six months ended June 30, 2018 was as follows:

In thousands
Current contract liabilities - January 1, 2018	$4,661
Long-term contract liabilities - January 1, 2018 (1)	84
Total contract liabilities - January 1, 2018	$4,745

Total contract liabilities - January 1, 2018	$4,745
Contract additions, net	2,511
Revenue recognized	(2,391)
Translation	(89)
Total contract liabilities - June 30, 2018	$4,776

Current contract liabilities - June 30, 2018	$4,690

Long-term contract liabilities - June 30, 2018 (1)	86
Total contract liabilities - June 30, 2018	$4,776

(1) Long-term contract liabilities are included in Other long-term liabilities on the Consolidated Balance Sheet.

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

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 30, 2018, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 87% of revenues for the six-month period ended June 30, 2018. The majority of our revenue recognized at a point in time is in our Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

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

The following table presents our revenues disaggregated by revenue source for the three months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$12,161	$—	$12,161
Direct Sales	8,159	2,807	10,966
Total revenues	$20,320	$2,807	$23,127

The following table presents our revenues disaggregated by revenue source for the six months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$21,778	$—	$21,778
Direct Sales	15,562	7,753	23,315
Total revenues	$37,340	$7,753	$45,093

The following table presents our revenues disaggregated by timing of revenue recognition for the three months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$20,320	$886	$21,206
Revenues recognized over time	—	1,921	1,921
Total revenues	$20,320	$2,807	$23,127

The following table presents our revenues disaggregated by timing of revenue recognition for the six months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$37,340	$1,933	$39,273
Revenues recognized over time	—	5,820	5,820
Total revenues	$37,340	$7,753	$45,093

The following table presents our revenues disaggregated by region for the three months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$15,057	$728	$15,785
Europe	1,098	2,058	3,156
Asia	4,130	5	4,135
Other	35	16	51
Total revenues	$20,320	$2,807	$23,127

The following table presents our revenues disaggregated by region for the six months ended June 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$28,089	$2,093	$30,182
Europe	2,192	5,582	7,774
Asia	6,949	35	6,984
Other	110	43	153
Total revenues	$37,340	$7,753	$45,093

4. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At June 30, 2018 and December 31, 2017, accrued liabilities included $1.7 million and $1.3 million of accrued inventory payable, respectively. At June 30, 2018 and December 31, 2017, inventory by category is valued net of reserves and consists of:

	June 30,	December 31,
(in thousands)	2018	2017
Finished goods	$8,969	$10,792
Raw materials	3,331	3,287
Work-in-process	3,431	759
Inventory reserves	(1,047)	(946)

Total inventories	$14,684	$13,892

5. PREPAID EXPENSES, DEPOSITS AND OTHER

	June 30,	December 31,
(in thousands)	2018	2017
Prepaid expenses and other	$1,113	$1,593
Deposits and other assets	$1,820	$1,865

During the second quarter of 2017, prepaid royalties in the amount of $1.6 million were transferred to long-term and included in Deposits and other assets from prepaid expenses due to a change in the estimated period of when those prepayments will be amortized based upon management’s assessment of future GasPT sales. At June 30, 2018 and December 31, 2017, there were $1.7 million and $1.8 million of prepaid royalties included in Deposits and other assets, respectively.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The Company tests for impairment of indefinite-lived intangibles and Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2018, followed the guidance in ASC 350-30-35-18A and 18B and determined there was no impairment of indefinite-lived intangibles at that time.

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

As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill as of May 31, 2018, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the goodwill and considers all known events and circumstances that might trigger an impairment of goodwill.

During our review of goodwill as of May 31, 2018, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount.

The significant changes for the Orbital-UK reporting unit subsequent to the most recent impairment test performed as of December 31, 2017 included a decline in the 2018 actual revenue, operating income and cash flows compared to prior forecasts for the same period and a negative change in the 2018 forecasted revenue, operating income and cash flows for the remainder of the year due in part to the longer than expected temporary halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

To test the Orbital-UK reporting unit for impairment as of May 31, 2018, the Company used a quantitative test. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2018. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $1.3 million during the second quarter of 2018.

The remaining goodwill related to the Orbital-UK reporting unit as of June 30, 2018 and December 31, 2017 was $3.2 million and $4.5 million, respectively, which is included in the Energy segment. As of June 30, 2018, there was also goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

The carrying value of goodwill and the activity for the six months ended June 30, 2018 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2017	$13,092	$4,549	$—	$17,641
Currency translation adjustments	(1)	(89)	—	(90)
Goodwill impairment	—	(1,263)	—	(1,263)
Balance, June 30, 2018	$13,091	$3,197	$—	$16,288

7. INVESTMENT AND NOTE RECEIVABLE

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million ($0.3 million balance at June 30, 2018 and December 31, 2017), which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand and $4 thousand of interest income from the note in the three months ended June 30, 2018 and 2017, respectively. The Company recorded $9 thousand and $9 thousand of interest income from the note in the six months ended June 30, 2018 and 2017, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a $19 thousand cash payment against the note in the six months ended June 30, 2017. CUI Global reviewed the note receivable for non-collectability as of June 30, 2018 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2018.

8. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 12, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2018, the Company had $42 thousand and $126 thousand, respectively of unrealized gain related to the derivative liabilities. During the three and six months ended June 30, 2017, the Company had $2 thousand and $35 thousand, respectively of unrealized gain related to the derivative liabilities.

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

9. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the SEC on March 14, 2018. The Company did not grant any stock options in the three and six months ended June 30, 2018. For the three and six months ended June 30, 2018, the Company recorded stock-based expense of $80 thousand and $146 thousand, respectively and for the three and six months ended June 30, 2017, the Company recorded stock-based expense of $113 thousand and $204 thousand, respectively.

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

During the three months ended June 30, 2018, the Company’s total revenues consisted of 88% from the Power and Electromechanical segment and 12% from the Energy segment. During the three months ended June 30, 2017, the Company's total revenues consisted of 81% from the Power and Electromechanical segment and 19% from the Energy segment. During the six months ended June 30, 2018, the Company's total revenues consisted of 83% from the Power and Electromechanical segment and 17% from the Energy segment. During the six months ended June 30, 2017, the Company's total revenues consisted of 79% from the Power and Electromechanical segment and 21% from the Energy segment.

The following information represents segment activity for the three months ended June 30, 2018 and selected balance sheet items as of June 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$20,320	$2,807	$—	$23,127
Depreciation and amortization(1)	376	397	—	773
Interest expense	53	5	66	124
Profit (loss) from operations	1,962	(4,900)	(1,231)	(4,169)
Segment assets	50,194	25,005	6,318	81,517
Other intangible assets, net	8,757	6,094	—	14,851
Goodwill	13,091	3,197	—	16,288
Expenditures for long-lived assets (2)	350	93	—	443

The following information represents segment activity for the six months ended June 30, 2018 and selected balance sheet items as of June 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$37,340	$7,753	$—	$45,093
Depreciation and amortization (1)	741	762	—	1,503
Interest expense	106	7	125	238
Profit (loss) from operations	1,971	(7,425)	(2,494)	(7,948)
Segment assets	50,194	25,005	6,318	81,517
Other intangible assets, net	8,757	6,094	—	14,851
Goodwill	13,091	3,197	—	16,288
Expenditures for segment assets (2)	670	166	—	836

(1) For the Power and Electromechanical segment, for the three and six months ended June 30, 2018, depreciation and amortization includes $220 thousand and $421 thousand, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended June 30, 2017 and selected balance sheet items as of June 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$18,180	$4,320	$—	$22,500
Depreciation and amortization (1)	394	333	—	727
Interest expense	59	1	61	121
Profit (loss) from operations	1,629	(2,001)	(1,278)	(1,650)
Segment assets	49,385	29,973	348	79,706
Other intangibles assets, net	9,093	6,866	—	15,959
Goodwill	13,090	7,422	—	20,512
Expenditures for segment assets (2)	425	118	—	543

The following information represents segment activity for the six months ended June 30, 2017 and selected balance sheet items as of June 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$31,842	$8,503	$—	$40,345
Depreciation and amortization (1)	775	652	—	1,427
Interest expense	113	1	123	237
Profit (loss) from operations	1,095	(4,265)	(2,490)	(5,660)
Segment assets	49,385	29,973	348	79,706
Other intangibles assets, net	9,093	6,866	—	15,959
Goodwill	13,090	7,422	—	20,512
Expenditures for segment assets (2)	629	183	—	812

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three and six months ended June 30, 2017, include $163 thousand and $312 thousand, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
USA	$15,269	66%	$14,465	64%
United Kingdom	2,034	9%	3,717	17%
All Others	5,824	25%	4,318	19%
Total	$23,127	100%	$22,500	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
USA	$29,076	64%	$24,578	61%
United Kingdom	5,394	12%	6,800	17%
All Others	10,623	24%	8,967	22%
Total	$45,093	100%	$40,345	100%

11. RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Revenue from Contracts with Customers.

In June 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2019.

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

12. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of June 30, 2018 and December 31, 2017, respectively, was as follows:

(in thousands)
June 30, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of Deposit	523	—	—	523
Total assets	$539	$—	$—	$539
Derivative instrument payable	$—	$230	$—	$230
Total liabilities	$—	$230	$—	$230

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$356	$—	$356
Contingent consideration	—	—	45	45
Total liabilities	$—	$356	$45	$401

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent consideration
Balance at December 31, 2017	$45
Payments	(45)
Fair value adjustments	—
Balance at June 30, 2018	$—

There were no transfers between Level 3 and Level 2 in 2018 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. The final amount of contingent consideration of $45 thousand was paid out during the six months ended June 30, 2018.

13. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and six months ended June 30, 2018 and June 30, 2017, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and six months ended June 30, 2018 and 2017. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2018 and 2017.

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,765)	$(1,568)	$(8,027)	$(5,422)
Basic and diluted weighted average number of shares outstanding	28,506,154	20,967,957	28,497,146	20,958,656

Basic and diluted loss per common share	$(0.17)	$(0.07)	$(0.28)	$(0.26)

14. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost incurred	$125	$126	$246	$246
Interest cost capitalized - property and equipment and other intangible assets	(1)	(5)	(8)	(9)
Interest expense, net	$124	$121	$238	$237

15. INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. During the three months ended June 30, 2018, the Company recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from those assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net income tax expense (benefit) of $164 thousand and $(137) thousand was recorded to the income tax provision for the three and six months ended June 30, 2018, respectively, resulting in an effective tax rate of (3.6)% and 1.7%, respectively. The income tax benefit for the six months ended June 30, 2018 primarily relates to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations, domestic state minimum taxes and a valuation allowance on the net deferred tax assets of the foreign UK operations. The income tax expense for the three months ended June 30, 2018 primarily consists of taxes on profitable foreign operations, domestic state minimum taxes, and a valuation allowance on the net deferred tax assets of the foreign UK operations. All of our USA and the foreign UK net deferred tax assets were reduced by a valuation allowance.

The Company’s total income tax benefit and effective tax rate for the three and six months ended June 30, 2017 was $157 thousand and $383 thousand, respectively for resulting in an effective tax rate of 9.1% and 6.6%, respectively. The income tax benefit for the three months and six months ended June 30, 2017 related to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of our USA and the foreign UK deferred tax assets were reduced by a valuation allowance.

16. WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

During the period ended June 30, 2018, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	June 30, 2018 Balance	Expiration Date	Interest rate
$4,000	$0 (1)	June 1, 2019	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
Variable rate at 2.25% above the daily one-month LIBOR rate.

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of June 30, 2018.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at June 30, 2018:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,756
CUI Inc. and CUI-Canada Accounts receivable, net	$9,741
CUI Inc. and CUI-Canada Inventory, net	$9,771
CUI Inc. and CUI-Canada Equipment, net	$1,691

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. The LOC contains certain financial covenants. The Company was in compliance with the financial covenants as of June 30, 2018. At June 30, 2018, there was a $0 million balance outstanding on the LOC and $4.0 million of credit was available.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with the following terms:

(in thousands)

Credit Limit	June 30, 2018 Balance	Expiration Date	Interest rate

£1,500 pounds sterling ($1,980 at June 30, 2018)	$736	October 5, 2021	Base rate plus a 2.25% margin (2.5% as of June 30, 2018)

The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of June 30,	As of December 31,
	2018	2017
Foreign currency translation adjustment	$(3,892)	$(3,510)

Accumulated other comprehensive income (loss)	$(3,892)	$(3,510)

18. NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Mortgage note payable (1)	$3,303	$3,350
Acquisition Note Payable - related party (2)	5,304	5,304
Ending Balance	$8,607	$8,654

(1)

On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the six months ended June 30, 2018, the Company made principal payments of $47 thousand against the mortgage promissory note payable. At June 30, 2018, the balance owed on the mortgage promissory note payable was $3.3 million, of which $96 thousand and $3.2 million were in current and long-term liabilities, respectively. See Note 16, Working Capital Line of Credit and Overdraft Facility, for more information on the Company's debt covenants.

(2)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of June 30, 2018, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

19. CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment and power and electromechanical products in the Power and Electromechanical segment. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the three months ended June 30, 2018:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	14%
Total concentrations		40%

For the three months ended June 30, 2017:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	28%
Future Electronics	Power and Electromechanical	10%
Total concentrations		38%

For the six months ended June 30, 2018:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	13%
Total concentrations		39%

For the six months ended June 30, 2017:
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	26%
Total concentrations		26%

The Company had the following geographic revenue concentrations outside the U.S.A greater than 10% of consolidated revenue:

For the three months ended June 30, 2018:
Country	Percent
None	—%

For the three months ended June 30, 2017:
Country	Percent
United Kingdom	17%
Total concentrations	17%

For the six months ended June 30, 2018:
Country	Percent
United Kingdom	12%
Total concentrations	12%

For the six months ended June 30, 2017:
Country	Percent
United Kingdom	17%
Total concentrations	17%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of June 30, 2018
Customer	Segment	Percent
Digi-Key Electronics	Power and Electromechanical	18%
Total concentrations		18%

As of December 31, 2017
Customer	Segment	Percent
GL Industrial Services UK Ltd.	Energy	11%
Digi-Key Electronics	Power and Electromechanical	10%
Total concentrations		21%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A greater than 10% of gross trade accounts receivable:

As of June 30, 2018:
Country	Percent
United Kingdom	16%
Total concentrations	16%

As of December 31, 2017:
Country	Percent
United Kingdom	28%
Canada	11%
Total concentrations	39%

CUI had one supplier concentration of approximately 10% during the three months ended June 30, 2018. There were no supplier concentrations in the six months ended June 30, 2018. CUI had one supplier concentration of approximately 16% and 13% for the three and six months ended June 30, 2017.

20. OTHER EQUITY TRANSACTIONS

The following shares issued during 2018 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)

January and April 2018	Vested restricted common stock	Expense	Four board members	Director compensation	37,336	$100

January 2018	Common stock	Expense	Employee	Approved bonuses	60,862	163	(1)

Total other equity transactions					98,198	$263	(2)

(1) Bonus was accrued and expensed in 2017.

(2) Total excludes $18 thousand of stock compensation related to royalties and a stock bonus, which were earned and included in equity but not issued and outstanding as of June 30, 2018.

21.     Subsequent Event

During July 2018, CUI Global made an investment of $0.5 million in a convertible note receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2018 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2017 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three and six months ended June 30, 2018, CUI Global had consolidated loss from operations of $4.2 million and $7.9 million, respectively, compared to consolidated loss from operations in the three and six months ended June 30, 2017 of $1.7 million and $5.7 million, respectively. During the three and six months ended June 30, 2018, CUI Global had consolidated net loss of $4.8 million and $8.0 million, respectively, compared to a consolidated net loss in the three and six months ended June 30, 2017 of $1.6 million and $5.4 million, respectively. The higher consolidated losses for the three and six months ended June 30, 2018, was the result of lower revenue and gross profit in the Energy segment related to lower overall sales and an impairment of Goodwill in the Energy segment of $1.3 million. The Energy segment has not experienced the anticipated sales of gas related metering, monitoring and control systems, including GasPts that is forecasted for later this year. Less favorable results in the Energy segment were partially offset by improved revenues and gross profit in the Power and Electromechanical segment for both the three and six month periods due to higher distributor sales volume. On the strength of the Power and Electromechanical distributor revenues, which increased 26% over Q1 distributor revenues, consolidated revenues increased for both the three and six month periods.

The first six months were remarkable for the continued development of the Power and Electromechanical segment's Intelligent Control of Energy ("ICE") based line of products, utilizing Virtual Power Systems ("VPS") software, successfully receiving UL 9540 certification for our Intelligent Control of Energy (ICE) Block technology and our first order for an ICE Block Data Center Power Utilization Solution Valued at $2.9 Million.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended June 30, 2018:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$20,320	100.0%	$2,807	100.0%	$—	—%	$23,127	100.0%
Cost of revenue	13,065	64.3%	2,427	86.5%	—	—%	15,492	67.0%
Gross profit	7,255	35.7%	380	13.5%	—	—%	7,635	33.0%

Operating expenses:
Selling, general and administrative	4,432	21.8%	3,582	127.6%	1,231	—%	9,245	40.0%
Depreciation and amortization	156	0.8%	397	14.1%	—	—%	553	2.4%
Research and development	745	3.6%	38	1.4%	—	—%	783	3.4%
Provision (credit) for bad debt	(40)	(0.2)%	—	—%	—	—%	(40)	(0.2)%
Goodwill impairment	—	—%	1,263	45.0%	—	—%	1,263	5.4%
Total operating expenses	5,293	26.0%	5,280	188.1%	1,231	—%	11,804	51.0%
Income (loss) from operations	$1,962	9.7%	$(4,900)	(174.6)%	$(1,231)	—%	$(4,169)	(18.0)%

For the three months ended June 30, 2017:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$18,180	100.0%	$4,320	100.0%	$—	—%	$22,500	100.0%
Cost of revenue	11,618	63.9%	2,658	61.5%	—	—%	14,276	63.4%
Gross Profit	6,562	36.1%	1,662	38.5%	—	—%	8,224	36.6%

Operating expenses:
Selling, general and administrative	4,145	22.7%	3,289	76.1%	1,278	—%	8,712	38.8%
Depreciation and amortization	231	1.3%	333	7.7%	—	—%	564	2.5%
Research and development	573	3.2%	41	1.0%	—	—%	614	2.7%
Provision (credit) for bad debt	(20)	(0.1)%	(3)	(0.1)%	—	—%	(23)	(0.1)%
Other operating expenses	4	—%	3	0.1%	—	—%	7	—%
Total operating expenses	4,933	27.1%	3,663	84.8%	1,278	—%	9,874	43.9%
Income (loss) from operations	$1,629	9.0%	$(2,001)	(46.3)%	$(1,278)	—%	$(1,650)	(7.3)%

For the six months ended June 30, 2018:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$37,340	100.0%	$7,753	100.0%	$—	—%	$45,093	100.0%
Cost of revenue	24,856	66.6%	6,025	77.7%	—	—%	30,881	68.5%
Gross Profit	12,484	33.4%	1,728	22.3%	—	—%	14,212	31.5%

Operating expenses:
Selling, general and administrative	8,895	23.8%	7,057	91.1%	2,494	—%	18,446	40.9%
Depreciation and amortization	320	0.8%	762	9.8%	—	—%	1,082	2.4%
Research and development	1,333	3.6%	70	0.9%	—	—%	1,403	3.1%
Provision (credit) for bad debt	(35)	(0.1)%	1	—%	—	—%	(34)	(0.1)%
Goodwill impairment	—	—%	1,263	16.3%	—	—%	1,263	2.8%
Total operating expenses	10,513	28.1%	9,153	118.1%	2,494	—%	22,160	49.1%
Income (loss) from operations	$1,971	5.3%	$(7,425)	(95.8)%	$(2,494)	—%	$(7,948)	(17.6)%

For the six months ended June 30, 2017:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$31,842	100.0%	$8,503	100.0%	$—	—%	$40,345	100.0%
Cost of revenue	20,894	65.6%	5,543	65.2%	—	—%	26,437	65.5%
Gross Profit	10,948	34.4%	2,960	34.8%	—	—%	13,908	34.5%

Operating expenses:
Selling, general and administrative	8,274	26.0%	6,504	76.5%	2,490	—%	17,268	42.8%
Depreciation and amortization	463	1.5%	652	7.7%	—	—%	1,115	2.8%
Research and development	1,146	3.6%	78	0.9%	—	—%	1,224	3.0%
Provision (credit) for bad debt	(33)	(0.1)%	(18)	(0.2)%	—	—%	(51)	(0.1)%
Other operating expenses	3	—%	9	0.1%	—	—%	12	—%
Total operating expenses	9,853	31.0%	7,225	85.0%	2,490	—%	19,568	48.5%
Income (loss) from operations	$1,095	3.4%	$(4,265)	(50.2)%	$(2,490)	—%	$(5,660)	(14.0)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$20,320	$18,180	$2,140	11.8%
Energy	2,807	4,320	(1,513)	(35.0)%
Total revenues	$23,127	$22,500	$627	2.8%

Revenues by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$37,340	$31,842	$5,498	17.3%
Energy	7,753	8,503	(750)	(8.8)%
Total revenues	$45,093	$40,345	$4,748	11.8%

The revenues for the three and six months ended June 30, 2018 were higher than the comparable periods due to higher revenues in our Power and Electromechanical segment, partially offset by lower revenues in our Energy segment. Higher revenues in the Power and Electromechanical segment are due to higher sales through our distribution customers while lower Energy segment revenues are associated with the timing of customer project delivery schedules and the continued delay in shipment of GasPTs due to governmental delays in Italy. The increased revenue in the Power and Electromechanical segment related to higher distributor sales while sales to direct customers were only slightly down in both the three and six month periods. Lower revenue in the Energy segment was associated with lower revenue from our UK facility that was partially offset by higher revenue from our Houston facility. Revenue from our UK facility benefited from higher exchange rates in 2018 on the British pound as the pound has rebounded following the initial fall following Brexit.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada. In October 2017, the Company announced its first order for its new power monitoring and switching system (ICE Switch) for data centers that was delivered in the first quarter of 2018. Also in the first quarter of 2018, we received our first order for an ICE Block data center power utilization solution valued at $2.9 Million.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $26.5 million and $16.9 million, respectively, as of June 30, 2018. These are both significant increases from December 31, 2017 backlogs of $20.2 million and $12.6 million for the Power and Electromechanical and Energy segments, respectively.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$13,065	$11,618	$1,447	12.5%
Energy	2,427	2,658	(231)	(8.7)%
Total cost of revenues	$15,492	$14,276	$1,216	8.5%

Cost of revenues by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$24,856	$20,894	$3,962	19.0%
Energy	6,025	5,543	482	8.7%
Total cost of revenues	$30,881	$26,437	$4,444	16.8%

For the three months ended June 30, 2018, the cost of revenues as a percentage of revenue increased to 67% from 63% during the prior-year comparative period. For the six months ended June 30, 2018, the cost of revenues as a percent of revenue increased to 69% from 66% during the prior year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three and six month period ended June 30, 2018 was 64% and 67%, respectively, compared to  64% and 66%, respectively, during the prior-year comparative period. Cost of revenues as a percentage of revenue increased in the Power and Electromechanical segment primarily as a result of a significant royalty expense paid related to the revenues of the ICE switch recognized in the first quarter of 2018. The royalty rate is higher on the first $1.4 million of ICE product revenues. The cost of revenues as a percentage of revenue for the Energy segment for the three and six months ended June 30, 2018 was 87% and 78%, respectively, compared to 62% and 65%, in the three and six months ended June 30, 2017. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 and lower overall sales volumes, which affected the gross profit percentage due to certain fixed costs that do not decrease based on sales volume. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer. The Company expects gross margins to improve in late 2018 as a result of the expected resumption of deliveries on the Italian contract as well as increases in integration related products at Orbital-UK.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$4,432	$4,145	$287	6.9%
Energy	3,582	3,289	293	8.9%
Other	1,231	1,278	(47)	(3.7)%

Total SG&A	$9,245	$8,712	$533	6.1%

Selling, general, and administrative expense by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$8,895	$8,274	$621	7.5%
Energy	7,057	6,504	553	8.5%
Other	2,494	2,490	4	0.2%
Total SG&A	$18,446	$17,268	$1,178	6.8%

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

During the three and six months ended June 30, 2018, SG&A increased $0.5 million and $1.2 million, respectively, compared to the prior-year comparative period. These increases in SG&A in the three and six months ended June 30, 2018 were due to increased costs in both the Power and Electromechanical and the Energy segment, primarily due to higher selling expenses on the higher sales in the Power and Electromechanical segment and higher professional fees in the Energy segment in the three and six months ended June 30, 2018 compared to the comparative periods in 2017. Also contributing to the higher SG&A expenses in the Energy segment in the three and six months ended June 30, 2018 were increased marketing expenses related to the World Gas Conference. In addition, higher exchange rates contributed to higher translated costs at Orbital UK in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$376	$394	$(18)	(4.6)%
Energy	397	333	64	19.2%
Total depreciation and amortization	$773	$727	$46	6.3%

Depreciation and amortization by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$741	$775	$(34)	(4.4)%
Energy	762	652	110	16.9%
Total depreciation and amortization	$1,503	$1,427	$76	5.3%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended June 30, 2018 and 2017 included $220 thousand and $163 thousand, respectively, which was included in cost of revenues. Depreciation and amortization expense for the six months ended June 31, 2018 and 2017 included $421 thousand and $312 thousand, respectively, included in cost of revenue. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three and six months ended June 30, 2018 were up slightly compared to the three and six months ended June 30, 2017 as a result of higher translated depreciation and amortization at our U.K. operation due to higher pound Sterling translation rates during the current periods.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$745	$573	$172	30.0%
Energy	38	41	(3)	(7.3)%
Total research and development	$783	$614	$169	27.5%

Research and development by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$1,333	$1,146	$187	16.3%
Energy	70	78	(8)	(10.3)%
Total research and development	$1,403	$1,224	$179	14.6%

Research and development costs are associated with the continued research and development of new and existing technologies including advanced power technologies, ICE, GasPT, VE Technology and other products. Research and development expense was relatively flat in the Energy segment and up in the Power and Electromechanical segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Research and development activities were primarily focused on the ICE technology in Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Impairment Loss

As of May 31, 2018, management performed its annual assessment of goodwill impairment which resulted in a $1.3 million impairment. See Note 6 Goodwill and Indefinite-lived Intangibles for more information on the impairment loss.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (credit) for bad debt by Segment or Category	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$(40)	$(20)	$(20)	100.0%
Energy	—	(3)	3	(100.0)%
Total provision (credit) for bad debt	$(40)	$(23)	$(17)	73.9%

Provision (credit) for bad debt by Segment or Category	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$(35)	$(33)	$(2)	6.1%
Energy	1	(18)	19	(105.6)%
Total provision (credit) for bad debt	$(34)	$(51)	$17	(33.3)%

The changes in bad debt are due to normal fluctuations in bad debt reserves based on the age of receivables. Collections are strong across all businesses in the three and six months ended June 30, 2018.

Other Income (Expense)

Other income (expense) consisted of the following items:

(dollars in thousands)

Other Income (Expense)	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Foreign exchange gain (loss)	$(368)	$31	$(399)	(1,287.1)%
Interest income	7	5	2	40.0%
Unrealized gain on derivative	42	2	40	2,000.0%
Other, net	11	8	3	37.5%
Total Other income (expense)	$(308)	$46	$(354)	(769.6)%

Other Income (Expense)	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Foreign exchange gain (loss)	$(138)	$33	$(171)	(518.2)%
Interest income	12	10	2	20.0%
Unrealized gain on derivative	126	35	91	260.0%
Other, net	22	14	8	57.1%
Total Other income (expense)	$22	$92	$(70)	(76.1)%

Other income (expense) changes were due primarily to interest rate and exchange rate fluctuations in the three and six months ended June 30, 2018.

Interest Expense

For both the three months ended June 30, 2018 and 2017, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

For both the six months ended June 30, 2018 and 2017, the Company incurred interest expense, net of amounts capitalized, of $0.2 million.

Interest expense in 2018 and 2017 is associated with interest on the line of credit, bank overdraft facility, bank and secured promissory notes.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. During the three months ended June 30, 2018, the Company also recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

For additional analysis, see Note 15, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of June 30, 2018, the Company held Cash and cash equivalents of $7.8 million including $0.5 million of restricted cash. Operations, investments, patents and equipment have been funded through cash on hand and debt. Trade accounts receivable and accounts payable increased since December 31, 2017 due to an increased volume of business in the Power and Electromechanical segment. Inventories increased due to the increased volume of business in the Power and Electromechanical segment and the ASC 606 revenue recognition transition, in the Energy segment offset by the ASC 606 revenue recognition transition in the Power and Electromechanical segment.

Cash Used In Operations

Cash used in operations of $4.7 million was a $1.5 million increase in cash used compared to the comparable period in 2017. The six months ended June 30, 2018 were benefited from higher revenue and the related gross profits in the Power and Electromechanical segment. In the first six months of 2018, cash used in operations by the Energy segment was approximately $4.7 million, and cash used in operations by the Other category was approximately $2.5 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $2.5 million. We believe cash from operations will improve in the Energy segment in the second half of 2018 due to the expected resumption of deliveries on our Italy contract and expected increases in revenue from other integration-related products including biomethane to grid solutions. The Power and Electromechanical segment is expected to continue to provide cash from operations and we believe the cash usage rate in the other category to be flat to slightly lower due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased trade receivables of $1.6 million and an increase to inventories of $2.2 million offset by increased payables and accrued expenses of $1.7 million and $1.1 million, respectively, the $0.7 million cash effect of a decrease in contract assets, and the $0.6 million and $0.1 million cash effect from an increase in refund liabilities and contract liabilities, respectively, for the six months ended June 30, 2018.

During the first six months of 2018 and 2017, the Company used stock as a form of payment to certain employees, vendors and consultants. For the six months ended June 30, 2018 and 2017, the Company recorded a total of $146 thousand and $204 thousand, respectively for share-based compensation related to equity given, or to be given to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses.

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

Capital Expenditures and Investments

During the first six months of 2018 and 2017, CUI Global invested $0.5 million and $0.5 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2018 in support of its on-going business and continued development of product lines and technologies.

During the six months ended June 30, 2018 and 2017, CUI Global invested $0.3 million and $0.3 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

Financing Activities

For the six months ended June 30, 2018 and 2017, the Company recorded net proceeds of $0 and $1.1 million, respectively, from the line of credit; recorded net proceeds of $0.8 million and $0, respectively, from the overdraft facility in the U.K. and made payments of $2 thousand and $25 thousand, respectively, toward capital lease obligations; $47 thousand and $45 thousand, respectively, toward the mortgage note payable; and $45 thousand and $61 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of June 30, 2018. At June 30, 2018, the Company did not have a balance on its $4.0 million LOC. There was a $0.7 million balance on the Company's Overdraft facility at Orbital UK at June 30, 2018 and $1.3 million available on the facility.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

Financing activities – related party activity

For the six months ended June 30, 2018 and 2017, $0.1 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at June 30, 2018 of $3.3 million, of which $96 thousand is the current portion. Additionally, at June 30, 2018, the Company did not have a balance on its $4.0 million LOC with Wells Fargo Bank. The LOC contains certain financial covenants, all of which the Company was in compliance with at June 30, 2018 and December 31, 2017. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling ($2.0 million at June 30, 2018) that expires on October 5, 2021. The balance at June 30, 2018 was $0.7 million.

At June 30, 2018, the Company had unrestricted cash and cash equivalents balances of $7.3 million. In addition, the Company had $0.5 million of restricted cash related to a contract guarantee. At June 30, 2018, the Company had $0.8 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $20 thousand and $76 thousand, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At June 30, 2018, the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, $20 thousand in European bank accounts and $79 thousand in Canadian bank accounts.

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

The Company expects the revenues from its Power and Electromechanical and Energy Segments, cash on hand, and cash available from the line of credit (expires June 1, 2019 - renewal is expected during the second half of 2018) and overdraft facility, which is a demand note, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operation in Houston to continue to need cash support as it continues to grow revenues and expand its operations. The CUI-Canada operation in the Power and Electromechanical segment acquired in 2015 will also continue to be near break even in the short-term. If revenues and other funds are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company.

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

In the Energy segment, for the majority of contracts, revenue will still be measured over time using the cost-to-cost method. The change that most affected the transition adjustment on Energy revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. On future contracts, the Company will make efforts to include an enforceable right to payment on work performed to date so the ongoing effect on the timing of revenue in the Energy segment will be limited.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and six months ended June 30, 2018 and 2017:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended June 30, 2018
Revenues	89%	9%	—%	2%
Operating expenses	58%	33%	8%	1%

For the Three Months Ended June 30, 2017
Revenues	82%	17%	—%	1%
Operating expenses	66%	25%	8%	1%

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Six Months Ended June 30, 2018
Revenues	85%	13%	—%	2%
Operating expenses	61%	30%	8%	1%

For the Six months ended June 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	25%	8%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the six months ended June 30, 2018, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended June 30, 2018, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)

April 2018	Vested restricted common stock	Expense	Four board members	Director compensation	19,156	$50
					19,156	$50

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

Signed and submitted this 6th day of August, 2018.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)