Form 10-Q
period 2018-09-30
CUI Global, Inc.
filed 2018-11-07
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO  ☒

There were 28,550,792 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of November 7, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,690	$12,646
Trade accounts receivable, net of allowance of $124 and $135, respectively	12,174	10,833
Inventories, net of allowance of $1,204 and $946, respectively	16,052	13,892
Contract assets	1,575	2,299
Note receivable, current portion	337	13
Prepaid expenses and other	1,769	1,593
Total current assets	34,597	41,276

Property and equipment, less accumulated depreciation of $4,905 and $4,155, respectively	10,906	11,242
Goodwill	16,243	17,641
Other intangible assets, less accumulated amortization of $13,014 and $11,900, respectively	14,397	15,568
Note receivable, less current portion	—	317
Restricted cash	523	—
Convertible note receivable	500	—
Deposits and other assets	1,791	1,865
Total assets	$78,957	$87,909

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,712	$5,110
Short-term overdraft facility	1,278	—
Line of credit	657	—
Mortgage note payable, current portion	97	94
Accrued expenses	4,528	4,186
Contract liabilities	3,657	8,829
Refund liabilities	2,518	695
Total current liabilities	18,447	18,914

Long term mortgage note payable, less current portion	3,182	3,256
Long term note payable, related party	5,304	5,304
Derivative liability	192	356
Deferred tax liabilities	1,922	2,414
Other long-term liabilities	195	179
Total liabilities	29,242	30,423

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2018 or December 31, 2017	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,529,606 shares issued and outstanding at September 30, 2018 and 28,406,856 shares issued and outstanding at December 31, 2017	28	28
Additional paid-in capital	169,856	169,527
Accumulated deficit	(116,229)	(108,559)
Accumulated other comprehensive loss	(3,940)	(3,510)
Total stockholders' equity	49,715	57,486
Total liabilities and stockholders' equity	$78,957	$87,909

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Total revenues	$24,744	$21,796	$69,837	$62,141

Cost of revenues	16,482	14,356	47,363	40,793

Gross profit	8,262	7,440	22,474	21,348

Operating expenses:
Selling, general and administrative	8,499	8,212	26,944	25,480
Depreciation and amortization	535	521	1,618	1,636
Research and development	685	696	2,088	1,920
Provision (credit) for bad debt	24	30	(10)	(21)
Impairment of goodwill and intangible assets	—	—	1,263	3
Other operating expenses	3	—	3	9

Total operating expenses	9,746	9,459	31,906	29,027

Loss from operations	(1,484)	(2,019)	(9,432)	(7,679)

Other income (expense)	(61)	77	(39)	169
Interest expense	(132)	(137)	(370)	(374)

Loss before taxes	(1,677)	(2,079)	(9,841)	(7,884)

Income tax benefit	(143)	(177)	(280)	(560)

Net loss	$(1,534)	$(1,902)	$(9,561)	$(7,324)

Basic and diluted weighted average common shares outstanding	28,527,234	20,991,534	28,507,286	20,969,735

Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.34)	$(0.35)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,534)	$(1,902)	$(9,561)	$(7,324)

Other comprehensive income (loss)
Foreign currency translation adjustment	(48)	771	(430)	1,971
Comprehensive loss	$(1,582)	$(1,131)	$(9,991)	$(5,353)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

(In thousands, except share amounts)	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (1)	—	—	—	1,891	—	1,891
Balance at January 1, 2018, adjusted	28,406,856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	122,750	—	329	—	—	329
Net loss for the period ended September 30, 2018	—	—	—	(9,561)	—	(9,561)
Other comprehensive loss	—	—	—	—	(430)	(430)
Balance, September 30, 2018	28,529,606	$28	$169,856	$(116,229)	$(3,940)	$49,715

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,561)	$(7,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	816	744
Amortization of intangibles	1,429	1,388
Stock issued and stock to be issued for compensation, royalties and services	188	313
Unrealized gain on derivative liability	(164)	(55)
Provision for (credit to) bad debt expense and returns allowances	(10)	(21)
Deferred income taxes	(352)	(666)
Inventory reserve	274	317
Non-cash unrealized foreign currency (gains) losses	135	(307)
Impairment of goodwill and intangible assets	1,263	3
Loss on disposal of assets	3	9
(Increase) decrease in operating assets:
Trade accounts receivable	(1,439)	(1,667)
Inventories	(3,727)	(902)
Contract assets	160	1,402
Prepaid expenses and other current assets	(285)	(562)
Deposits and other assets	13	(515)
Increase (decrease) in operating liabilities:
Accounts payable	520	(321)
Accrued expenses	684	(499)
Refund liabilities	953	(30)
Contract liabilities	(853)	2,932
NET CASH USED IN OPERATING ACTIVITIES	(9,953)	(5,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(644)	(635)
Proceeds from sale of property and equipment	—	2
Investments in other intangible assets	(348)	(448)
Proceeds from notes receivable	—	19
Investment in convertible note receivable	(500)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,492)	(1,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	13,895	2,146
Payments on overdraft facility	(12,570)	(1,174)
Proceeds from line of credit	6,696	19,585
Payments on line of credit	(6,039)	(17,653)
Payments on capital lease obligations	(2)	(27)
Payments on mortgage note payable	(71)	(66)
Payments on contingent consideration	(45)	(61)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,864	2,750

Effect of exchange rate changes on cash	148	214
Net decrease in cash, cash equivalents and restricted cash	(9,433)	(3,859)
Cash, cash equivalents and restricted cash at beginning of period	12,646	4,617

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,213	$758

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$205	$130
Interest paid, net of capitalized interest	$373	$375

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$9	$8
Common stock issued and to be issued for consulting services and compensation in common stock	$320	$389
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$(6)	$(6)
Accrued property and equipment purchases at September 30	$52	$21
Accrued investment in other intangible assets at September 30	$129	$83

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

CUI Global Inc. (CUI Global) is a platform company composed of two segments, the Power and Electromechanical segment and the Energy segment, along with an "Other" category.

The Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity holding the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs).

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

Changes in these accounts as reclassified are reflected on the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, impairment of prepaid royalties, revenue recognition on cost-to-cost-method type contracts, inventory valuation, trading securities, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain reclassifications have been made to the 2017 condensed consolidated balance sheet, and statement of operations and statement of cash flows in order to conform to the 2018 presentation.

Company Conditions

The continued delays in shipment of GasPTs on a significant project due to governmental delays in Italy and the related slower than expected acceptance of this new disruptive technology has caused a delay in our expected profitability.

The Company had losses of $9.6 million and cash used in operating activities of $(10.0) million during the nine months ended September 30, 2018. As of September 30, 2018, our accumulated deficit is $116.2 million.

Management believes the Company's present cash flows will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue. The plan includes obtaining a new long-term financing in the form of a renewed line of credit, and the issuances of a signed letter of intent signed on October 4, 2018 for the sale/leaseback of our Tualatin headquarters. The line of credit renewal and sale/leaseback transaction are both expected to close during the fourth quarter of 2018 and will result in significant cash inflow. In addition to these plans, as of September 30, 2018, the Company has unused availability of $3.3 million on its current line of credit and unused availability of $0.7 million under its Overdraft Facility. Including our cash balance, we further have $16.2 million of positive working capital primarily related to trade accounts receivable and our inventory less current liabilities that we will manage in the next twelve months to create positive cash flow. It is probable that management’s plans will be achieved and will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - UPDATE

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the condensed consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. The most significant impact was on Power and Electromechanical segment revenue that was previously recorded as “sell through." This revenue was previously recorded upon the sale by our customers, who are distributors. Under the new accounting guidance, we record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. For the Power and Electromechanical segment, their revenue is based upon the transfer of goods and satisfaction of its performance obligations as of a point in time. During the transition this had the effect of having a certain amount of revenue not recorded as revenue but as part of the cumulative effect of the accounting change. In the Energy segment, for the majority of contracts, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on Energy revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax. See Note 3 for further discussion of our revenue recognition policies.

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

The impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period ended September 30, 2018 was as follows:

	For the Three Months Ended September 30, 2018
(in thousands except per share amounts)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$24,744	$23,581	$1,163
Cost of revenues	16,482	15,799	683
Gross profit	8,262	7,782	480
Loss from operations	(1,484)	(1,964)	480
Loss before taxes	(1,677)	(2,157)	480
Net loss	$(1,534)	$(2,014)	$480
Basic and diluted loss per common share	$(0.05)	$(0.07)	$0.02

	For the Nine Months Ended September 30, 2018
(in thousands except per share amounts)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$69,837	$67,080	$2,757
Cost of revenues	47,363	46,248	1,115
Gross profit	22,474	20,832	1,642
Loss from operations	(9,432)	(11,074)	1,642
Loss before taxes	(9,841)	(11,483)	1,642
Income tax (benefit) expense	(280)	(453)	173
Net loss	$(9,561)	$(11,030)	$1,469
Basic and diluted loss per common share	$(0.34)	$(0.39)	$0.05

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
(in thousands)
Assets
Inventories	$16,052	$18,212	$(2,160)
Contract assets	1,575	2,534	(959)
Total current assets	34,597	37,716	(3,119)
Total assets	$78,957	$82,076	$(3,119)

Liabilities
Accrued expenses	$4,528	$4,441	$87
Contract liabilities	3,657	11,772	(8,115)
Refund liabilities	2,518	976	1,542
Total current liabilities	18,447	24,933	(6,486)
Total liabilities	29,242	35,728	(6,486)

Stockholders' Equity
Accumulated deficit	(116,229)	(119,589)	3,360
Accumulated other comprehensive loss	(3,940)	(3,947)	7
Total stockholders' equity	49,715	46,348	3,367
Total liabilities and stockholders' equity	$78,957	$82,076	$(3,119)

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

Activity in the current contract liabilities for the nine months ended September 30, 2018 was as follows:

(in thousands)
Current contract liabilities - January 1, 2018	$4,661
Long-term contract liabilities - January 1, 2018 (1)	84
Total Contract liabilities - January 1, 2018	$4,745

Total Contract liabilities - January 1, 2018	$4,745
Contract Additions, net	2,610
Revenue recognized	(3,451)
Translation	(145)
Total contract liabilities - September 30, 2018	$3,759

Current contract liabilities - September 30, 2018	$3,657
Long-term contract liabilities - September 30, 2018 (1)	102
Total Contract liabilities - September 30, 2018	$3,759

(1) Long-term contract liabilities are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 30, 2018, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 86% of revenues for the nine-month period ended September 30, 2018. The majority of our revenue recognized at a point in time is in our Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap returns allowances primarily in our Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

The following table presents our revenues disaggregated by revenue source for the three months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$11,736	$—	$11,736
Direct Sales	7,853	5,155	13,008
Total revenues	$19,589	$5,155	$24,744

The following table presents our revenues disaggregated by revenue source for the nine months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$33,514	$—	$33,514
Direct Sales	23,415	12,908	36,323
Total revenues	$56,929	$12,908	$69,837

The following table presents our revenues disaggregated by timing of revenue recognition for the three months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$19,589	$1,437	$21,026
Revenues recognized over time	—	3,718	3,718
Total revenues	$19,589	$5,155	$24,744

The following table presents our revenues disaggregated by timing of revenue recognition for the nine months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$56,929	$3,370	$60,299
Revenues recognized over time	—	9,538	9,538
Total revenues	$56,929	$12,908	$69,837

The following table presents our revenues disaggregated by region for the three months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$14,883	$1,092	$15,975
Europe	1,010	3,843	4,853
Asia	3,445	154	3,599
Other	251	66	317
Total revenues	$19,589	$5,155	$24,744

The following table presents our revenues disaggregated by region for the nine months ended September 30, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$42,973	$3,185	$46,158
Europe	3,201	9,425	12,626
Asia	10,394	189	10,583
Other	361	109	470
Total revenues	$56,929	$12,908	$69,837

4. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At September 30, 2018 and December 31, 2017, accrued liabilities included $1.8 million and $1.3 million of accrued inventory payable, respectively. At September 30, 2018 and December 31, 2017, inventory by category is valued net of reserves and consists of:

	September 30,	December 31,
(in thousands)	2018	2017
Finished goods	$9,872	$10,792
Raw materials	3,830	3,287
Work-in-process	3,554	759
Inventory reserves	(1,204)	(946)

Total inventories	$16,052	$13,892

5. PREPAID EXPENSES, DEPOSITS AND OTHER

	September 30,	December 31,
(in thousands)	2018	2017
Prepaid expenses and other	$1,769	$1,593
Deposits and other assets	$1,791	$1,865

During the second quarter of 2017, prepaid royalties in the amount of $1.6 million were transferred to long-term and included in Deposits and other assets from prepaid expenses due to a change in the estimated period of when those prepayments will be amortized based upon management’s assessment of future GasPT sales. At September 30, 2018 and December 31, 2017, there were $1.7 million and $1.8 million of prepaid royalties included in Deposits and other assets, respectively.

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

To test the Orbital-UK reporting unit for impairment as of May 31, 2018, the Company used a quantitative test. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2018. At this time, a key assumption related to the recoverability of the Orbital-UK reporting unit goodwill is the resumption of delivery of GasPT product to one of our major customers and continued strengthening of our integration revenues. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $1.3 million during the second quarter of 2018.

The remaining goodwill related to the Orbital-UK reporting unit as of September 30, 2018 and December 31, 2017 was $3.2 million and $4.5 million, respectively, which is included in the Energy segment. As of September 30, 2018, there was also goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

The carrying value of goodwill and the activity for the nine months ended September 30, 2018 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2017	$13,092	$4,549	$—	$17,641
Currency translation adjustments	(3)	(132)	—	(135)
Goodwill impairment	—	(1,263)	—	(1,263)
Balance, September 30, 2018	$13,089	$3,154	$—	$16,243

7. INVESTMENTS

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million ($0.3 million balance at September 30, 2018 and December 31, 2017), which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand and $5 thousand of interest income from the note in the three months ended September 30, 2018 and 2017, respectively. The Company recorded $13 thousand and $13 thousand of interest income from the note in the nine months ended September 30, 2018 and 2017, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. The Company also received a $19 thousand cash payment against the note in the nine months ended September 30, 2017. CUI Global reviewed the note receivable for non-collectability as of September 30, 2018 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 14, 2018.

During July 2018, CUI Global made an investment of $0.5 million in a convertible note receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies. The note accrues interest at 2% per annum and the interest is compounded annually. Unless converted into shares earlier, principal and accrued interest will convert automatically on the maturity date (October 27, 2019) into shares of VPS common stock at the then current fair market value. If VPS receives gross proceeds greater than $3 million prior to the maturity date in a sale or series of sales of equity securities, the principal and unpaid accrued interest of the note will automatically convert into shares at 80% of the price paid per share for equity securities by investors at that time. The fair market value of the investment at September 30, 2018 is estimated to be the same as its current carrying value with no gains recorded since acquisition.

8. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. For additional information on fair value of derivatives, see Note 12, “Investments and Fair Value Measurements,” of these condensed consolidated financial statements. The Company has limited involvement with derivative instruments and does not trade them. The Company has entered into one interest rate swap, which has a maturity date of ten years from the date of inception, and is used to minimize the interest rate risk on the variable rate mortgage. During the three and nine months ended September 30, 2018, the Company had $38 thousand and $164 thousand, respectively of unrealized gain related to the derivative liabilities. During the three and nine months ended September 30, 2017, the Company had $20 thousand and $55 thousand, respectively of unrealized gain related to the derivative liabilities.

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

9. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense under its stock option plans and the Company also issues stock for services and royalties. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the SEC on March 14, 2018. The Company did not grant any stock options in the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, the Company recorded stock-based expense of $42 thousand and $188 thousand, respectively and for the three and nine months ended September 30, 2017, the Company recorded stock-based expense of $109 thousand and $313 thousand, respectively.

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

During the three months ended September 30, 2018, the Company’s total revenues consisted of 79% from the Power and Electromechanical segment and 21% from the Energy segment. During the three months ended September 30, 2017, the Company's total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment. During the nine months ended September 30, 2018, the Company's total revenues consisted of 82% from the Power and Electromechanical segment and 18% from the Energy segment. During the nine months ended September 30, 2017, the Company's total revenues consisted of 78% from the Power and Electromechanical segment and 22% from the Energy segment.

The following information represents segment activity for the three months ended September 30, 2018 and selected balance sheet items as of September 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$19,589	$5,155	$—	$24,744
Depreciation and amortization(1)	360	382	—	742
Interest expense	59	7	66	132
Profit (loss) from operations	1,851	(2,162)	(1,173)	(1,484)
Segment assets	49,260	25,999	3,698	78,957
Other intangible assets, net	8,689	5,708	—	14,397
Goodwill	13,089	3,154	—	16,243
Expenditures for long-lived assets (2)	139	17	—	156

The following information represents segment activity for the nine months ended September 30, 2018 and selected balance sheet items as of September 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$56,929	$12,908	$—	$69,837
Depreciation and amortization (1)	1,100	1,145	—	2,245
Interest expense	165	13	192	370
Profit (loss) from operations	3,822	(9,586)	(3,668)	(9,432)
Segment assets	49,260	25,999	3,698	78,957
Other intangible assets, net	8,689	5,708	—	14,397
Goodwill	13,089	3,154	—	16,243
Expenditures for segment assets (2)	808	184	—	992

(1) For the Power and Electromechanical segment, for the three and nine months ended September 30, 2018, depreciation and amortization includes $207 thousand and $627 thousand, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended September 30, 2017 and selected balance sheet items as of September 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$16,700	$5,096	$—	$21,796
Depreciation and amortization (1)	363	342	—	705
Interest expense	75	1	61	137
Profit (loss) from operations	890	(1,660)	(1,249)	(2,019)
Segment assets	49,377	29,495	705	79,577
Other intangibles assets, net	8,979	6,873	—	15,852
Goodwill	13,092	7,645	—	20,737
Expenditures for segment assets (2)	157	114	—	271

The following information represents segment activity for the nine months ended September 30, 2017 and selected balance sheet items as of September 30, 2017:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$48,542	$13,599	$—	$62,141
Depreciation and amortization (1)	1,139	993	—	2,132
Interest expense	187	3	184	374
Profit (loss) from operations	1,984	(5,924)	(3,739)	(7,679)
Segment assets	49,377	29,495	705	79,577
Other intangibles assets, net	8,979	6,873	—	15,852
Goodwill	13,092	7,645	—	20,737
Expenditures for segment assets (2)	786	297	—	1,083

(1) For the Power and Electromechanical segment, depreciation and amortization totals for the three and nine months ended September 30, 2017, include $184 thousand and $496 thousand, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
USA	$15,359	62%	$13,631	62%
United Kingdom	3,811	15%	3,634	17%
All Others	5,574	23%	4,531	21%
Total	$24,744	100%	$21,796	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
USA	$44,436	64%	$38,209	61%
United Kingdom	9,205	13%	10,434	17%
All Others	16,196	23%	13,498	22%
Total	$69,837	100%	$62,141	100%

11. RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Revenue from Contracts with Customers.

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangements that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including requiring the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2020.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2020.

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

12. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments, including contingent consideration, as of September 30, 2018 and December 31, 2017, respectively, was as follows:

(in thousands)
September 30, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of Deposit	523	—	—	523
Convertible note receivable	—	—	500	500
Total assets	$539	$—	$500	$1,039
Derivative instrument payable	$—	$193	$—	$193
Total liabilities	$—	$193	$—	$193

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$356	$—	$356
Contingent consideration	—	—	45	45
Total liabilities	$—	$356	$45	$401

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Contingent consideration	Convertible note receivable
Balance at December 31, 2017	$45	$—
Purchase of convertible note receivable		500
Payments	(45)	—
Fair value adjustments	—	—
Balance at September 30, 2018	$—	$500

There were no transfers between Level 3 and Level 2 in 2018 as determined at the end of the reporting period. The contingent consideration liability is associated with the acquisition of Tectrol in March 2015 and represents the present value of the expected future contingent payment based on revenue projections of select Tectrol legacy products. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on actual and reasonably estimated future revenues. The final amount of contingent consideration of $45 thousand was paid out during the nine months ended September 30, 2018.

In the three months ended September 30, 2018, the Company invested $500 thousand in a convertible note receivable. In the future, this note will be evaluated as a level three investment in a debt security. The fair value of the investment at September 30, 2018 is estimated to be the same as its current carrying value with no gains recorded since acquisition. This valuation was determined by the fact that other investors invested during the quarter at substantially the same terms and at the same price as our investment.

13. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and nine months ended September 30, 2018 and September 30, 2017, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2018 and 2017. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2018 and 2017.

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,534)	$(1,902)	$(9,561)	$(7,324)
Basic and diluted weighted average number of shares outstanding	28,527,234	20,991,534	28,507,286	20,969,735
Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.34)	$(0.35)

14. CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost incurred	$133	$143	$379	$389
Interest cost capitalized - property and equipment and other intangible assets	(1)	(6)	(9)	(15)
Interest expense, net	$132	$137	$370	$374

15. INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. During the nine months ended September 30, 2018, the Company recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from those assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net income tax benefit of $143 thousand and $280 thousand was recorded to the income tax provision for the three and nine months ended September 30, 2018, respectively, resulting in an effective tax rate of 8.5% and 2.8%, respectively. The income tax benefit for the three and nine months ended September 30, 2018 includes realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations, domestic state minimum taxes and a valuation allowance on the net deferred tax assets of the foreign UK operations. During the three months ended September 30, 2018 the Company received notice that the Canada Revenue Agency had accepted the Company’s applications for a Scientific Research and Experimental Development (SRED) tax credit for research and development performed in Canada for a prior year. Accordingly, for the three and nine months ended September 30, 2018, the Company recorded a tax benefit of $206 thousand related to the SRED credit. Starting with the third quarter 2018 tax provision, current year estimated SRED credits of approximately $37 thousand are included as part of the Company's normal quarterly tax provision calculation and are included in the total shown above. All of our USA and the foreign UK net deferred tax assets were reduced by a valuation allowance.

The Company’s total income tax benefit and effective tax rate for the three and nine months ended September 30, 2017 was $177 thousand and $560 thousand, respectively resulting in an effective tax rate of 8.5% and 7.1%, respectively. The income tax benefit for the three months and nine months ended September 30, 2017 related to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. During the three months ended September 30, 2017 the Company recorded a tax benefit of $51 thousand related to the SRED credit. All of our USA deferred tax assets were reduced by a valuation allowance.

16. OVERDRAFT FACILITY AND WORKING CAPITAL LINE OF CREDIT

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with the following terms:

(in thousands)
Credit Limit	September 30, 2018 Balance	Expiration Date	Interest rate
£1,500 pounds sterling ($1,954 at September 30, 2018)	$1,278	October 5, 2021	Base rate plus a 2.25% margin (2.5% as of September 30, 2018).

The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd.

During the period ended September 30, 2018, the Company’s wholly owned subsidiary, CUI, Inc., maintained a two-year revolving Line of Credit (LOC) with Wells Fargo Bank with the following terms:

(in thousands)
Credit Limit	September 30, 2018 Balance		Expiration Date	Interest rate
$4,000	$657	(1)	June 1, 2019	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
				Variable rate at 2.25% above the daily one-month LIBOR rate.

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of September 30, 2018.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at September 30, 2018:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,690
CUI Inc. and CUI-Canada Accounts receivable, net	$8,284
CUI Inc. and CUI-Canada Inventory, net	$11,168
CUI Inc. and CUI-Canada Equipment, net	$1,690

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. The LOC contains certain financial covenants. The Company was in compliance with the financial covenants as of September 30, 2018. At September 30, 2018, there was a $0.7 million balance outstanding on the LOC and $3.3 million of credit was available. The Company expects to renew the line of credit in the fourth quarter.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	As of September 30,	As of December 31,
	2018	2017
Foreign currency translation adjustment	$(3,940)	$(3,510)
Accumulated other comprehensive income (loss)	$(3,940)	$(3,510)

18. NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Mortgage note payable (1)	$3,279	$3,350
Acquisition Note Payable - related party (2)	5,304	5,304
Total Notes Payable	$8,583	$8,654

(1)

On October 1, 2013, the purchase of the Company’s Tualatin, Oregon corporate offices was completed for $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During the nine months ended September 30, 2018, the Company made principal payments of $71 thousand against the mortgage promissory note payable. At September 30, 2018, the balance owed on the mortgage promissory note payable was $3.3 million, of which $97 thousand and $3.2 million were in current and long-term liabilities, respectively. See Note 16, Working Capital Line of Credit and Overdraft Facility, for more information on the Company's debt covenants.

(2)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of September 30, 2018, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

19. CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment and power and electromechanical products in the Power and Electromechanical segment. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended September 30, 2018:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	13%
Total concentrations		39%

For the Three Months Ended September 30, 2017:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	27%
Total concentrations		27%

For the Nine Months Ended September 30, 2018:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	13%
Total concentrations		39%

For the Nine Months Ended September 30, 2017:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	26%
Total concentrations		26%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended September 30, 2018:
Country	Percent
United Kingdom	15%
Total concentrations	15%

For the Three Months Ended September 30, 2017:
Country	Percent
United Kingdom	17%
Total concentrations	17%

For the Nine Months Ended September 30, 2018:
Country	Percent
United Kingdom	13%
Total concentrations	13%

For the Nine Months Ended September 30, 2017:
Country	Percent
United Kingdom	17%
Total concentrations	17%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of September 30, 2018
Customer	Segment	Percent
Future Electronics	Power and Electromechanical	12%
Total concentrations		12%

As of December 31, 2017
Customer	Segment	Percent
GL Industrial Services UK Ltd.	Energy	11%
Digi-Key Electronics	Power and Electromechanical	10%
Total concentrations		21%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of September 30, 2018:
Country	Percent
United Kingdom	26%
Canada	11%
Total concentrations	37%

As of December 31, 2017:
Country	Percent
United Kingdom	28%
Canada	11%
Total concentrations	39%

CUI had one supplier concentration of approximately 10% during the three months ended September 30, 2018. There were no supplier concentrations of 10% or greater in the nine months ended September 30, 2018. CUI had one concentration of approximately 11% and 12% for the three and nine months ended September 30, 2017.

20. OTHER EQUITY TRANSACTIONS

The following shares issued during 2018 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January, April and July 2018	Vested restricted common stock	Expense	Four board members	Director compensation	50,971	$137

January and July 2018	Common stock	Expense	Three Employees	Approved bonuses	68,118	183	(1)

July 2018	Common stock	Expense	Related Party, James McKenzie	Pursuant to royalty agreement	3,661	9

Total other equity transactions					122,750	$329	(2)(3)

(1) Includes bonus of $163 thousand that was accrued and expensed in 2017.

(2) Total excludes $5 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of September 30, 2018 and includes $7 thousand of stock compensation related to 2017 royalties.

(3) Excludes $24 thousand of stock compensation for stock issued in 2017 that was amortized from prepaid expense in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2018 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2017 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three and nine months ended September 30, 2018, CUI Global had consolidated loss from operations of $1.5 million and $9.4 million, respectively, compared to consolidated loss from operations in the three and nine months ended September 30, 2017 of $2.0 million and $7.7 million, respectively. During the three and nine months ended September 30, 2018, CUI Global had consolidated net loss of $1.5 million and $9.6 million, respectively, compared to a consolidated net loss in the three and nine months ended September 30, 2017 of $1.9 million and $7.3 million, respectively. The higher consolidated losses for the three and nine months ended September 30, 2018, was the result of lower gross profit and overall higher expenses in the Energy segment due to a less favorable product mix in the segment and an impairment of Goodwill in the Energy segment of $1.3 million. Less favorable gross profit in the Energy segment was partially offset by improved gross profit in the Power and Electromechanical segment for both the three and nine month periods due to higher distributor sales volume. On the strength of the Power and Electromechanical distributor revenues, consolidated revenues increased for both the three and nine month periods. Revenues in the Energy segment were relatively flat for the three months ended September 30, 2018 and down for the year-to-date period.

In the first nine months of 2018, we had continued development of the Power and Electromechanical segment's Intelligent Control of Energy ("ICE") based line of products, utilizing Virtual Power Systems ("VPS") software, including successfully receiving UL 9540 certification for our Intelligent Control of Energy (ICE) Block technology and seeing our first order for an ICE Block Data Center Power Utilization Solution.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended September 30, 2018:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$19,589	100.0%	$5,155	100.0%	$—	—%	$24,744	100.0%
Cost of revenue	12,648	64.6%	3,834	74.4%	—	—%	16,482	66.6%
Gross profit	6,941	35.4%	1,321	25.6%	—	—%	8,262	33.4%

Operating expenses:
Selling, general and administrative	4,277	21.8%	3,049	59.1%	1,173	—%	8,499	34.3%
Depreciation and amortization	153	0.8%	382	7.4%	—	—%	535	2.2%
Research and development	638	3.3%	47	0.9%	—	—%	685	2.8%
Provision (credit) for bad debt	20	0.1%	4	0.1%	—	—%	24	0.1%
Other operating Expenses	3	—%	—	—%	—	—%	3	—%
Total operating expenses	5,091	26.0%	3,482	67.5%	1,173	—%	9,746	39.4%
Income (loss) from operations	$1,850	9.4%	$(2,161)	(41.9)%	$(1,173)	—%	$(1,484)	(6.0)%

For the three months ended September 30, 2017:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$16,700	100.0%	$5,096	100.0%	$—	—%	$21,796	100.0%
Cost of revenue	11,006	65.9%	3,350	65.7%	—	—%	14,356	65.9%
Gross Profit	5,694	34.1%	1,746	34.3%	—	—%	7,440	34.1%

Operating expenses:
Selling, general and administrative	3,975	23.8%	2,988	58.6%	1,249	—%	8,212	37.7%
Depreciation and amortization	179	1.1%	342	6.7%	—	—%	521	2.4%
Research and development	620	3.7%	76	1.5%	—	—%	696	3.2%
Provision (credit) for bad debt	30	0.2%	—	—%	—	—%	30	0.1%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,804	28.8%	3,406	66.8%	1,249	—%	9,459	43.4%
Income (loss) from operations	$890	5.3%	$(1,660)	(32.5)%	$(1,249)	—%	$(2,019)	(9.3)%

For the nine months ended September 30, 2018:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$56,929	100.0%	$12,908	100.0%	$—	—%	$69,837	100.0%
Cost of revenue	37,503	65.9%	9,860	76.4%	—	—%	47,363	67.8%
Gross Profit	19,426	34.1%	3,048	23.6%	—	—%	22,474	32.2%

Operating expenses:
Selling, general and administrative	13,171	23.1%	10,105	78.3%	3,668	—%	26,944	38.6%
Depreciation and amortization	473	0.8%	1,145	8.9%	—	—%	1,618	2.3%
Research and development	1,972	3.5%	116	0.9%	—	—%	2,088	3.0%
Provision (credit) for bad debt	(15)	—%	5	—%	—	—%	(10)	—%
Impairment of goodwill and intangible assets	—	—%	1,263	9.8%	—	—%	1,263	1.8%
Other operating Expenses	3	—%	—	—%	—	—%	3	—%
Total operating expenses	15,604	27.4%	12,634	97.9%	3,668	—%	31,906	45.7%
Income (loss) from operations	$3,822	6.7%	$(9,586)	(74.3)%	$(3,668)	—%	$(9,432)	(13.5)%

For the nine months ended September 30, 2017:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total Revenues	$48,542	100.0%	$13,599	100.0%	$—	—%	$62,141	100.0%
Cost of revenue	31,900	65.7%	8,893	65.4%	—	—%	40,793	65.6%
Gross Profit	16,642	34.3%	4,706	34.6%	—	—%	21,348	34.4%

Operating expenses:
Selling, general and administrative	12,249	25.3%	9,492	69.8%	3,739	—%	25,480	41.0%
Depreciation and amortization	643	1.3%	993	7.3%	—	—%	1,636	2.6%
Research and development	1,766	3.6%	154	1.1%	—	—%	1,920	3.1%
Provision (credit) for bad debt	(3)	—%	(18)	(0.1)%	—	—%	(21)	—%
Impairment of intangibles assets	3	—%	—	—%	—	—%	3	—%
Other operating expenses	—	—%	9	0.1%	—	—%	9	—%
Total operating expenses	14,658	30.2%	10,630	78.2%	3,739	—%	29,027	46.7%
Income (loss) from operations	$1,984	4.1%	$(5,924)	(43.6)%	$(3,739)	—%	$(7,679)	(12.3)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$19,589	$16,700	$2,889	17.3%
Energy	5,155	5,096	59	1.2%
Total revenues	$24,744	$21,796	$2,948	13.5%

Revenues by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$56,929	$48,542	$8,387	17.3%
Energy	12,908	13,599	(691)	(5.1)%
Total revenues	$69,837	$62,141	$7,696	12.4%

The revenues for the three and nine months ended September 30, 2018 were higher than the comparable periods due to higher revenues in both our Power and Electromechanical segment and Energy segment for the three months ended September 30, 2018 and higher revenues in our Power and Electromechanical segment for the nine months ended September 30, 2018, partially offset by lower revenues in our Energy segment in the nine-month period. Higher revenues in the Power and Electromechanical segment are due to higher sales through our distribution customers and the revenue recognition accounting change while sales to direct customers were relatively flat in both the three and nine month periods. Lower revenue in the Energy segment in the nine-month period are associated with the timing of customer project delivery schedules and the continued delay in shipment of GasPTs toward a significant project due to governmental delays in Italy. Lower revenue from our UK facility was partially offset by higher revenue from our Houston facility. Revenue from our UK facility benefited from higher exchange rates in 2018 on the British pound as the pound has rebounded following the initial fall following Brexit.

Customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales, and the addition in March 2015 of the products from CUI-Canada. In October 2017, the Company announced its first order for its new power monitoring and switching system (ICE Switch) for data centers that was delivered in the first quarter of 2018. Also in the first quarter of 2018, we received our first order for an ICE Block data center power utilization solution.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $25.6 million and $16.0 million, respectively, as of September 30, 2018. These are both significant increases from December 31, 2017 backlogs of $20.2 million and $12.6 million for the Power and Electromechanical and Energy segments, respectively.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$12,648	$11,006	$1,642	14.9%
Energy	3,834	3,350	484	14.4%
Total cost of revenues	$16,482	$14,356	$2,126	14.8%

Cost of revenues by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$37,503	$31,900	$5,603	17.6%
Energy	9,860	8,893	967	10.9%
Total cost of revenues	$47,363	$40,793	$6,570	16.1%

For the three months ended September 30, 2018, the cost of revenues as a percentage of revenue increased to 67% from 66% during the prior-year comparative period. For the nine months ended September 30, 2018, the cost of revenues as a percent of revenue increased to 68% from 66% during the prior year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three and nine month period ended September 30, 2018 was 65% and 66%, respectively, compared to 66% and 66%, respectively, during the prior-year comparative period. Cost of revenues as a percentage of revenue was flat in the Power and Electromechanical segment despite a significant royalty expense paid related to the revenues of the ICE switch recognized in the first quarter of 2018. The royalty rate is higher on the first $1.4 million of ICE product revenues. The cost of revenues as a percentage of revenue for the Energy segment for the three and nine months ended September 30, 2018 was 74% and 76%, respectively, compared to 66% and 65%, in the three and nine months ended September 30, 2017. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 and lower overall sales volumes for the nine months ended September 30, which affected the gross profit percentage due to certain fixed costs that do not decrease based on sales volume. As previously noted, the Energy segment was affected by a temporary halt in shipments of higher margin GasPT units to an Italian customer. The Company expects gross margins to improve upon the resumption of GasPT deliveries on the Italian contract as well as with continued increases in revenues from integration related solutions.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$4,277	$3,975	$302	7.6%
Energy	3,049	2,988	61	2.0%
Other	1,173	1,249	(76)	(6.1)%
Total SG&A	$8,499	$8,212	$287	3.5%

Selling, general, and administrative expense by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$13,171	$12,249	$922	7.5%
Energy	10,105	9,492	613	6.5%
Other	3,668	3,739	(71)	(1.9)%
Total SG&A	$26,944	$25,480	$1,464	5.7%

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

During the three and nine months ended September 30, 2018, SG&A increased $0.3 million and $1.5 million, respectively, compared to the prior-year comparative period. These increases in SG&A in the three and nine months ended September 30, 2018 were due to increased costs in both the Power and Electromechanical and the Energy segment, primarily due to higher selling expenses on the higher sales in the Power and Electromechanical segment and higher professional fees in the Energy segment in the nine months ended September 30, 2018 compared to the three and nine month periods ended in 2017 and higher SG&A expenses at the Houston facility on comparatively higher revenues in both the three and nine months ended September 30, 2018. Also contributing to the higher SG&A expenses in the Energy segment in the nine months ended September 30, 2018 were increased marketing expenses related to the World Gas Conference.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$360	$363	$(3)	(0.8)%
Energy	382	342	40	11.7%
Total depreciation and amortization	$742	$705	$37	5.2%

Depreciation and amortization by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$1,100	$1,139	$(39)	(3.4)%
Energy	1,145	993	152	15.3%
Total depreciation and amortization	$2,245	$2,132	$113	5.3%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended September 30, 2018 and 2017 included $207 thousand and $184 thousand, respectively, which was included in cost of revenues. Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 included $627 thousand and $496 thousand, respectively, included in cost of revenue. The increase in depreciation and amortization included in cost of sales was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

Depreciation and amortization expense in the three and nine months ended September 30, 2018 were up slightly compared to the three and nine months ended September 30, 2017 as a result of higher translated depreciation and amortization at our U.K. operation due to higher pound Sterling translation rates during the current periods.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$638	$620	$18	2.9%
Energy	47	76	(29)	(38.2)%
Total research and development	$685	$696	$(11)	(1.6)%

Research and development by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$1,972	$1,766	$206	11.7%
Energy	116	154	(38)	(24.7)%
Total research and development	$2,088	$1,920	$168	8.8%

Research and development costs are associated with the continued research and development of new and existing technologies including advanced power technologies, ICE, GasPT, VE Technology and other products. Research and development expense was relatively flat in the Energy segment and up in the Power and Electromechanical segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Research and development activities were primarily focused on the ICE technology in Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Impairment Loss

As of May 31, 2018, management performed its annual assessment of goodwill impairment which resulted in a $1.3 million impairment. See Note 6 Goodwill and Indefinite-lived Intangibles for more information on the impairment loss.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (credit) for bad debt by Segment or Category	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$20	$30	$(10)	(33.3)%
Energy	4	—	4	—%
Total provision (credit) for bad debt	$24	$30	$(6)	(20.0)%

Provision (credit) for bad debt by Segment or Category	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Power and Electromechanical	$(15)	$(3)	$(12)	400.0%
Energy	5	(18)	23	(127.8)%
Total provision (credit) for bad debt	$(10)	$(21)	$11	(52.4)%

The changes in bad debt are due to normal fluctuations in bad debt reserves based on the age of receivables. Collections are strong across all businesses in the three and nine months ended September 30, 2018.

Other Income (Expense)

(dollars in thousands)

Other Income (Expense)	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Foreign exchange gain (loss)	$(119)	$43	$(162)	(376.7)%
Interest income	10	4	6	150.0%
Unrealized gain (loss) on derivative	38	20	18	90.0%
Other, net	10	10	—	—%
Total Other income (expense)	$(61)	$77	$(138)	(179.2)%

Other Income (Expense)	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Foreign exchange gain (loss)	$(258)	$76	$(334)	(439.5)%
Interest income	22	14	8	57.1%
Unrealized gain (loss) on derivative	164	55	109	198.2%
Other, net	33	24	9	37.5%
Total Other income (expense)	$(39)	$169	$(208)	(123.1)%

Other income (expense) changes were due primarily to interest rate and exchange rate fluctuations in the three and nine months ended September 30, 2018.

Interest Expense

For both the three months ended September 30, 2018 and 2017, the Company incurred interest expense, net of amounts capitalized, of $0.1 million.

For both the nine months ended September 30, 2018 and 2017, the Company incurred interest expense, net of amounts capitalized, of $0.4 million.

Interest expense in 2018 and 2017 is associated with interest on the line of credit, bank overdraft facility, bank and secured promissory notes.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against the Company’s U.S. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. During the nine months ended September 30, 2018, the Company also recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

For additional analysis, see Note 15, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of September 30, 2018, the Company held Cash and cash equivalents of $3.2 million including $0.5 million of restricted cash. Operations, investments, patents and equipment have been funded through cash on hand and debt. Trade accounts receivable and accounts payable increased since December 31, 2017 due to an increased volume of business in the Power and Electromechanical segment. Inventories increased due to the increased volume of business in the Power and Electromechanical segment and the ASC 606 revenue recognition transition in the Energy segment offset by the ASC 606 revenue recognition transition in the Power and Electromechanical segment.

Cash Used In Operations

Cash used in operations of $10.0 million was a $4.2 million increase in cash used compared to the comparable period in 2017. The nine months ended September 30, 2018 were benefited from higher revenue and the related gross profits in the Power and Electromechanical segment. In the first nine months of 2018, cash used in operations by the Energy segment was approximately $9.3 million, and cash used in operations by the Other category was approximately $4.4 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $3.7 million. We believe cash used in operations will improve in the Energy segment in the fourth quarter of 2018 due to the expected increases in revenue from other integration-related products including biomethane to grid solutions. The Power and Electromechanical segment is expected to continue to provide cash from operations and we believe the cash usage rate in the other category to be flat to slightly lower due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased trade receivables of $1.4 million, an increase to inventories of $3.7 million and a decrease to contract liabilities of $0.9 million offset by increased payables and accrued expenses of $0.5 million and $0.7 million, respectively, the $0.2 million cash effect of a decrease in contract assets, and the $1.0 million cash effect from an increase in refund liabilities for the nine months ended September 30, 2018.

During the first nine months of 2018 and 2017, the Company used stock as a form of payment to certain employees, vendors and consultants. For the nine months ended September 30, 2018 and 2017, the Company recorded a total of $188 thousand and $313 thousand, respectively for share-based compensation related to equity given, or to be given to employees and consultants for services provided and as payment for royalties earned. The decrease in expense was due to lower accrued share-based bonuses.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

On October 23, 2017, the Company closed on an underwritten public offering of 7,392,856 shares at a public offering price of $2.80 per share, including 964,285 shares sold at the public offering price pursuant to the underwriter's exercise in full of its option to purchase additional shares to cover over-allotments. The net proceeds to CUI Global (after deducting underwriting discount and other expenses payable by the Company) were approximately $18.9 million. The Company has used the net proceeds from the offering primarily for general corporate purposes, which includes operating expenses, working capital to improve and promote its commercially available products, advance product candidates, to expand international presence and commercialization, research and development, for general capital expenditures and for satisfaction of debt obligations. In 2017, the Company used some of the proceeds of the public offering to pay off its line of credit and overdraft facility.

As the Company focuses on strategic acquisitions, technology development, product line additions, developing CUI-Canada operations, and developing Orbital Gas Systems, North America, Inc., it will fund these activities together with related sales and marketing efforts for its various product offerings with cash on hand, including proceeds from future issuances of equity through the S-3 registration statement, and available debt.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Capital Expenditures and Investments

During the first nine months of 2018 and 2017, CUI Global invested $0.6 million and $0.6 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2018 in support of its on-going business and continued development of product lines and technologies.

During the nine months ended September 30, 2018 and 2017, CUI Global invested $0.3 million and $0.4 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During July 2018, CUI Global made an investment of $0.5 million in a convertible note receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies. The note accrues interest at 2% per annum and the interest is compounded annually. Unless converted into shares earlier, principal and accrued interest will convert automatically on the maturity date (October 27, 2019) into shares of VPS common stock at the then current fair market value. If VPS receives gross proceeds greater than $3 million prior to the maturity date in a sale or series of sales of equity securities, the principal and unpaid accrued interest of the note will automatically convert into conversion shares at 80% of the price paid per share for equity securities by investors at that time.

Financing Activities

For the nine months ended September 30, 2018 and 2017, the Company recorded net proceeds of $1.3 million and $1.0 million, respectively, from the overdraft facility in the U.K., recorded net proceeds of $0.7 million and $1.9 million, respectively, from the line of credit, and made payments of $2 thousand and $27 thousand, respectively, toward capital lease obligations, $71 thousand and $66 thousand, respectively, toward the mortgage note payable and $45 thousand and $61 thousand, respectively, toward the contingent liability related to the Tectrol, Inc. acquisition.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of September 30, 2018. At September 30, 2018, the Company had a $0.7 million balance on its $4.0 million LOC with $3.3 million available. There was a $1.3 million balance on the Company's Overdraft facility at Orbital UK at September 30, 2018 and $0.7 million available on the facility.

Financing activities – related party activity

For the nine months ended September 30, 2018 and 2017, $0.2 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Wells Fargo mortgage promissory note has a balance at September 30, 2018 of $3.3 million, of which $97 thousand is the current portion. Additionally, at September 30, 2018, the Company had a balance on its $4.0 million LOC with Wells Fargo Bank of $0.7 million. The LOC contains certain financial covenants, all of which the Company was in compliance with at September 30, 2018 and December 31, 2017. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling ($2.0 million at September 30, 2018) that expires on October 5, 2021. The balance at September 30, 2018 was $1.3 million.

At September 30, 2018, the Company had unrestricted cash and cash equivalents balances of $2.7 million. In addition, the Company had $0.5 million of restricted cash related to a contract guarantee. At September 30, 2018, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $2 thousand and $77 thousand, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At September 30, 2018, the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, $2 thousand in European bank accounts and $0.1 million in Canadian bank accounts.

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

See Note 1 Nature of Operations, Basis of Presentation and Company Conditions for additional discussion of the Company's financial condition and current liquidity.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three and nine months ended September 30, 2018 and 2017:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended September 30, 2018
Revenues	83%	16%	—%	1%
Operating expenses	67%	23%	9%	1%
For the Three Months Ended September 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	24%	9%	1%

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Nine Months Ended September 30, 2018
Revenues	84%	14%	—%	2%
Operating expenses	63%	28%	8%	1%
For the Nine Months Ended September 30, 2017
Revenues	81%	18%	—%	1%
Operating expenses	66%	25%	8%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. We believe that during the nine months ended September 30, 2018, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended September 30, 2018, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
July 2018	Vested restricted common stock	Expense	Three board members	Director compensation	13,635	$37

July 2018	Common stock	Expense	Two Employees	Approved bonuses	7,256	20

July 2018	Common stock	Expense	Related Party, James McKenzie	Pursuant to royalty agreement	3,661	9

					24,552	$66

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

Signed and submitted this 7th day of November, 2018.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)