Form 10-K
period 2018-12-31
CUI Global, Inc.
filed 2019-03-18
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2018), was approximately $73,354,786. Shares of common stock beneficially held by each executive officer and director as well as 10% holders as of June 30, 2018 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 18, 2019, the registrant had 28,581,953 shares of common stock outstanding and no shares of Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview and Our Products

CUI Global, Inc. and Subsidiaries are collectively referred to as ‘‘CUI Global’’ or “The Company.” CUI Global is a Colorado corporation organized on April 21, 1998 with its principal place of business located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (503) 612-2300. The Company is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies and businesses. The Company's operations fall into two reportable segments: Power and Electromechanical segment and Energy segment. In addition, the Company’s corporate overhead activities are included in an ‘‘Other’’ category. CUI Global has subsidiaries in 4 countries, including the United States, United Kingdom, Canada and Japan. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

Power and Electromechanical Segment

CUI Inc., CUI-Canada and CUI Japan - Subsidiaries

CUI Inc. is based in Tualatin, Oregon, CUI-Canada, is based in Toronto, Canada and CUI Japan is based in Tokyo, Japan (collectively referred to as “CUI”). These three subsidiaries are providers of power supply solutions and electromechanical components including power supplies, transformers, converters, connectors and industrial controls for Original Equipment Manufacturers (OEMs). Since its inception in 1989, CUI has been delivering quality products, extensive application solutions and superior personal service. CUI's solid customer commitment and honest corporate message are a hallmark in the industry.

The Power and Electromechanical segment aggregates its product offerings into two categories: power supply solutions - including external and embedded ac-dc power supplies, dc-dc converters and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

Power Supply Solutions

Our current power line consists of external and embedded ac-dc power supplies, and dc-dc converters. This dynamic, broadly applicable product line accounts for a significant portion of our current revenue.

Advanced Power

With the rapid rise in cloud computing and the “Internet of Things,” CUI is well positioned with our advanced power portfolio to address these quickly-growing markets. System complexity, energy efficiency regulations and the need for more processing power in smaller spaces has moved digital power to a mandatory technology in data communications, server and storage applications. The acquisition of certain assets and certain liabilities of Tectrol, Inc. (now CUI-Canada) in 2015 allows us to address the front-end power requirements of these same systems, providing a complete power solution for our customers. In an environment where OEMs are reducing their approved vendor list, the capability to deliver a full system solution is becoming critical.

Virtual Power Systems and ICE®

CUI Inc. entered into a hardware agreement with Virtual Power Systems (VPS) to be the exclusive third-party design and development provider of ICE (Intelligent Control of Energy) products enabled by the VPS patented software system. The ICE system is a revolutionary Software Defined Power® solution that combines CUI Inc.’s hardware and Virtual Power Systems’ software into a platform that increases data centers' power infrastructure utilization. CUI Inc. has an exclusive five-year agreement with VPS, which will automatically renew for an additional five years unless notice is given by either party within six months of the end of the term.

Components

AMT®   Encoder

CUI Inc. has an exclusive agreement to develop, sell and distribute the AMT encoder worldwide. The AMT series modular encoder is designed with proprietary, capacitive, code-generating technology as compared to optical or magnetic encoding. This unique device allows breakthroughs in selectable resolution, shaft-adaptation and convenient mounting solutions to bring ease of installation, reduction in SKUs and economies of scale in purchasing. The AMT amounts to almost 2,000 encoders in one package. The AMT has been awarded several design wins from Motion Control OEM’s, while producing a wide range of products including robotics. This portfolio of products continues to grow and become more diverse in its ability to meet the needs of the customer base.

Anticipated Growth Strategy for Our Power and Electromechanical Segment

We hope to grow our power and electromechanical product line through a planned strategy to continually increase our name recognition as a technology company. Our plan, already in effect, includes:

•	developing collaborative relationships with our customers by seeking to meet their design needs in a timely and cost-effective manner;
•	developing new technologies and expanded manufacturing capabilities as needed;
•	growing our global sales and distribution through our international distribution channels; and
•

directing our marketing efforts through one of our two channels: either directly with the sales representative who understands the targets in the area or through our distributors with partnership marketing.

These areas, however, need forward-looking growth investment to understand the customers’ needs and develop products accordingly. We are in line with market standards for quality, customer service and pricing. Our plan is to stay with this market during our anticipated growth. We intend to expand according to our existing model. This expansion may require additional manufacturer representative coverage and outside sales people in strategic areas.

Energy Segment

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. - Subsidiaries

Orbital Gas Systems, Ltd. (Orbital-UK) is based in Stone, Staffordshire in the United Kingdom and Orbital Gas Systems, North America, Inc. (Orbital North America), is based in Houston, Texas. Orbital-UK has operated successfully in the natural gas industry for over 30 years and is a leading provider of natural gas infrastructure and high-tech solutions to United Kingdom transmission companies, including: Scotia Gas Networks (SGN); Wales & West; Cadent and National Grid. Orbital North America leverages the experience of Orbital-UK in an effort to reach the North American market with the innovative solutions that Orbital-UK customers have benefited from for years.

The Energy segment subsidiaries, collectively referred to as Orbital Gas Systems (Orbital), have developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

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

The GasPT, is a low-cost solution for measuring natural gas quality. It's connected to a natural gas system to provide a fast, accurate, close to real time measurement of the physical properties of the gas, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z). An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

This innovative technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom, the Polish Oil & Gas Company Department of Testing and Calibration in Warsaw, NOVA Chemical/TransCanada in Canada, the Pipeline Research Counsel International (PRCI) in the US, ENGIE (the French energy giant), and NMi & The International Organization of Legal Metrology (‘‘OIML’’). There is no equivalent product competition. There are instruments like gas chromatographs (‘‘GC’’) that technically can be considered competition, but they are slow, complicated to use and as much as five times the installed price of the GasPT.

For example, in the case of one of Orbital's customers, an Italian gas transmission company, there are ~ 7,000 customer access points, servicing 7,500 customers. Those would include city gates, large industrial users, power generation plants and others. Those customer access ports would be applicable for the GasPT Technology.

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

Orbital has successfully introduced the combined GasPT analyzer and VE sample system (GasPTi) to National Grid, the largest natural gas provider in the UK. In addition, along with passing first phase testing by GE-Energy in October/November 2012, the GasPTi device successfully completed second phase testing with GE-Energy in October 2013. The device is in final phase testing at GE's Oil & Gas Learning Center in Nuovo Pignone, Florence, Italy.

On September 3, 2015, our Italian gas transmission customer issued a public tender for the installation of at least 3,300 metering devices to change the way the customer monitors its facilities and assets. After a several months bidding process, Orbital and its partner, SOCRATE were awarded the initial purchase order (400 units) under the tender. Those 400 units were delivered on-time and in-budget during 2016. A regulatory issue unrelated to the technology has delayed the next phase of the project through 2018. While the Company expects the project to resume in 2019, there can be no assurance of this. The customer is currently working with its regulatory body to implement a program that would improve its ability to more rapidly deploy the new metering solutions. The Company has confirmed that the GasPT device is still the only qualified technology for this project.

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

The problem in the U.K. and elsewhere is maintaining accurate billing after the bio-methane gas is injected into the grid. In brief, due to the method by which billing is currently done in the U.K. (and throughout much of Western Europe), bio-methane gas must be enhanced by injecting propane or some other complex carbon material to meet critical calorific value (“CV”) levels before being injected into the grid to allow the bio-methane gas to fit the CV envelope of the regional billing model.

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

A comprehensive description of the field trials, including the use of Orbital’s proprietary GasPT technology to provide for quick, efficient, accurate, and cost-effective data monitoring, was published on January 11, 2018.  A copy of that report can be found at the DNV GL website, which is linked to at www.CUIGlobal.com (FBM Project Progress Report - Phase 1).

On April 3, 2018, the successful delivery reward criteria report covering the second phase of industry engagement for the project was published. The report provided initial thoughts from key delivery agencies on the potential impacts of implementing a future Calorific Value zone based billing framework. This report can be found at the DNV GL website, which is linked to at www.CUIGlobal.com (Successful Delivery Reward Criteria Report).

Finally, on December 13, 2018, the second annual progress report was published. The smart metering laboratory trials have been delayed 12 months and are now projected to be completed by December 31, 2019 and the final future billing methodology recommendation has also been delayed 12 months and is now expected to be completed by March 31, 2020. A copy of that report can be found at the DNV GL website, which is linked to at www.CUIGlobal.com (FBM Project Progress Report 2).

Orbital has produced an initial, formal bid for the UK project of up to £490,000,000 ($624,000,000 USD at December 31, 2018) over 15 to 20 years.  DNV GL and Ofgem, the UK regulatory agency, have both confirmed that the formal bid falls “within budget guidelines.”

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

The GasPTi system can accurately provide nearly real-time data to the natural gas operator in a total cycle-time of less than five seconds. It provides this analysis at a fraction of the installation cost of current technology with none of the associated maintenance, carrier gas, calibration gas, or other ancillary costs associated with traditional technology.

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

Some features of the VE Technology that set it apart from its competition are the VE fixed or retractable sampling probe with its patented helical strakes to eliminate vortex shedding and the need for wake calculations and its patented aerodynamic probe tip to actively reject particulate, minimizing the need for filtration and allowing a small bore to optimize sample transit time. In addition, the VE sample system provides a simple, optimized system to deliver a representative sample to any analyzer with no dead volume, threaded connections or components in the sample pathway. Simple concepts and decades of detailed engineering allows quick and simple customization to suit any application.

Anticipated Growth Strategy for Our Energy Segment

We will continue to market our GasPT inferential natural gas monitoring device, VE technology products, and other product and integrated solutions. Our strategy includes:

•

For GasPT, our strategy has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales. This approach has focused strongly on the United Kingdom, Europe and North America. The Company will continue its efforts in those areas.

•

In 2018, Orbital signed a distribution agreement with internationally recognized German equipment supplier, SAMSON AG. That agreement allows the technology to be introduced in various territories wherein Orbital has no access, including, but not limited to China, Russia, various CIS countries, and throughout Asia. The agreement calls for certain minimum sales targets and will significantly broaden the customer base for GasPT, VE Technology, and the GasPTi with SAMSON utilizing their 4,000-person sales network to promote and sell GasPT in its many iterations into the large industrial category, including pharmaceuticals, glass and steel manufacturers, breweries, etc.

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

•

Orbital has begun marketing its BioMethane solution globally and expects to see sales of the units into North America in late 2019 or early 2020. Orbital’s engineering teams from the U.K. and the U.S. have worked together to develop a productized version of the BioMethane-to-grid units sold into the U.K. over the past few years. Orbital branded marketing material has been created and multiple sales visits, lunch and learns and trade shows have been scheduled for attendance in 2019. We expect this to be a new growth area for the North American office.

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

We continue negotiations with ENGIE, the French transmission company, for deployment of the devices to both GRTgaz (ENGIE’s pipeline subsidiary) and Elengy (ENGIE’s liquid natural gas subsidiary). ENGIE has agreed to represent the technology to other Western European, North American, and Asian entities in a partnership with Orbital.

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

Acquisition Strategy

We are constantly alert to potential acquisition targets, both in innovative technology and potential strategic partners. In that regard, we are repeatedly approached by inventors and others, to assess and assist in commercialization and marketing of new technologies. These contacts largely arise because of our reputation and successes as well as our recent technology product line additions including GasPT, VE and ICE. Much like our past acquisitions, there are many small, well-run electronics and gas industry companies that become available for multiple reasons. We will consider each of these potential opportunities as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue and/or market share.

Research and Development Activities

Research and development costs for CUI Global were approximately $2.8 million, $2.5 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of power technologies including advanced power products, AMT Capacitive Encoders and towards further development of the GasPT and VE technologies. The Company expects that research and development expenses will continue during 2019 as the Company continues to expand its product offering and technologies due to market acceptance and customer integration.

Employees

As of December 31, 2018, CUI Global, Inc., together with its consolidated subsidiaries, had 357 employees. As of December 31, 2018, 73 of its employees in Canada are represented by a labor union. This is an increase in total employees from the 333 total employees reported as of December 31, 2017 and a slight decrease in unionized employees from the 75 reported as of December 31, 2017. The Company considers its relations with its employees to be good. The Company may add additional staff as needed to handle all phases of its business.

Intellectual Property License Evolution

AMT® encoder technology

Through an exclusive licensing contract with AnderMotion Technologies, LLC, signed on or about April 20, 2009, CUI acquired exclusive rights to manufacture, sell and distribute motion control devices utilizing the AMT encoder technology.

Novum® Digital POL technology

Through a non-exclusive licensing agreement with Power-One, Inc., signed on or about September 18, 2009, CUI has access to Power-One’s portfolio of Digital Power Technology patents for incorporation into CUI’s advanced power supply solutions.

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

Virtual Power Systems and ICE®

In 2015, CUI entered into a hardware agreement with Virtual Power Systems (VPS) to be the exclusive third-party development and manufacturing provider of ICE (Intelligent Control of Energy) products enabled by the VPS patented software system. The ICE system is a revolutionary Software Defined Power® solution that combines CUI’s hardware and Virtual Power Systems’ software into a platform that increases data centers' power infrastructure utilization. On June 25, 2018, CUI renewed and extended the agreement to be an exclusive five-year agreement with VPS that includes automatic five-year extensions unless either party makes notification within six months of the end of the agreement.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks: CUI INC, AMT, Novum, CUI Global, GasPT, IRIS, AMP, Architects of Modern Power, AMP Group, Total Power supply solutions and Orbital Gas Systems.

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

Competitive Business Conditions

The industries in which the company competes are very broad. We operate a commoditized power and electromechanical parts distribution business that is focused on efficiency of delivery, quality, technical support and competitive pricing to differentiate our products from competitors. The market is subject to some volatility due to production requirements of larger global firms. We feel that our power and electromechanical parts distribution business is diverse and broad. We have very strong retail distribution partners that maximize our product exposure to new designs and small to medium sized customers. We focus on the OEM market and supply higher levels of support, customer service and a constantly expanding product line in order to further differentiate from our competitors. This product line ranges from a $0.02 connector to a several thousand-dollar power solution – all different products for different customers. Additionally, we utilize third-party external sales representative organizations to penetrate new customers otherwise not readily available to the company.

CUI is well recognized in the power supply market and has differentiated itself through technology with a foundation of legacy and product quality. As of December 31, 2018, our Power and Electromechanical segment accounted for approximately 79% of our revenues and our Energy segment accounted for approximately 21% of our revenues. We continue to add new products and technologies that will provide us the opportunity to compete outside of price and more on innovative technology and strategic partnerships.

From our portfolio of full-featured power supplies, we believe that we are competitive with market leaders in our space and that the market is ready for new technologies and new ideas. With the shift toward digitally-based power supplies accelerating, our strategy is to develop a true software-defined power ecosystem where the sum of the components is greater than its parts.

Similarly, the natural gas inferential metering device, the GasPT along with our VE Technology, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. Our natural gas quality measurement system is a comparably low-cost solution to measuring natural gas quality as compared to our best competition. It can be connected to a natural gas system to provide a fast, accurate, close to real-time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z). This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and ARERA in Italy. There is no equivalent product competition. There are instruments like gas chromatographs that are technically competition, but they are slower and more complicated to use and as much as five times the installed price of the GasPT system.

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

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2018, we had a net loss of $17.3 million and our accumulated deficit as of December 31, 2018 was $124.0 million. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2018, we had a net loss of $17.3 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

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

We rely on third parties to supply components for and to manufacture our products. In order to grow our business to achieve profitability, we may need our manufacturers and suppliers to increase, or scale up, production and supply by a significant factor over current levels. There are technical challenges to scaling up capacity that may require the investment of substantial additional funds by our manufacturers or suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers and suppliers are unable to do so, we may not be able to meet the requirements to grow our business to anticipated levels. We also may represent only a small portion of our supplier’s or manufacturer’s business, and if they become capacity constrained, they may choose to allocate their available resources to other customers that represent a larger portion of their business.

Our global operations are subject to increased risks, which could harm our business, operating results and financial condition.

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;
•	longer payment cycles in some countries;
•	uncertainty regarding liability for services and content;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations and our ability to manage these fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
•	potentially adverse tax consequences;
•	higher costs associated with doing business internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general;
•	natural disasters, public health issues, and other catastrophic events;
•	reduced or varied protection for intellectual property rights in some countries; and
•	different employee/employer relationships and the existence of workers’ councils and labor unions.

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

The Company’s major product lines in 2018, 2017 and 2016 were power and electromechanical products, natural gas infrastructure and high-tech solutions.

During 2018, over 36% of revenues were derived from two customers, Digi-Key Electronics at 24% and Future Electronics at 12%. During 2017, over 36% of revenues were derived from two customers, Digi-Key Electronics at 26% and Future Electronics at 10%. During 2016, over 19% of revenues were derived from one customer, Digi-Key Electronics.

At December 31, 2018, of the gross trade accounts receivable totaling approximately $14.6 million, there were no individual customers greater than 10% of total trade accounts receivable. At December 31, 2017, of the gross trade accounts receivable totaling approximately $11.0 million, approximately 21% was due from two customers: GL Industrial Services UK Ltd. at 11% and Digi-Key Electronics at 10%.

During 2018, the Company did not have any supplier concentrations that provided over 10% our our inventory purchases. During 2017, the Company had one supplier concentration of 12% related to inventory product received.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 16% and 29%, respectively as of and for the year ended December 31, 2018 and 17% and 28%, respectively as of and for the year ended December 31, 2017. Additionally, at December 31, 2017 the Company had accounts receivable concentrations of 11% in Canada.

There is no assurance that we will continue to maintain all of our existing key customers in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial. For additional information on our concentrations, see Note 15 – Concentrations.

We rely on third-party distributors to generate a substantial part of our revenue and, if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

We derive a substantial portion of our revenues from sales of our power and electromechanical component products through distributors and we expect that sales through these distributors will represent a substantial portion of our revenues for the foreseeable future. Our ability to expand our distribution channels, including for Energy segment technologies and Power and Electromechanical segment products, depends in part on our ability to educate our distributors about our products, which are complex. Many of our distributors have established relationships with our competitors. If our distributors choose to place greater emphasis on products and services of their own or those offered by our competitors, our ability to grow our business and sell our products may be adversely affected. If our distributors do not effectively market and sell our products, or if they fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. The loss of one or more of our larger distributors, which may cease marketing our products with limited or no notice and our possible inability to replace them, could adversely affect our sales. Our failure to recruit additional distributors or any reduction or delay in their sales of our products or conflicts between distributor sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

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

We continue our process of integrating acquisitions into our own business model and we expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technologies may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally. For example, a majority of Orbital-UK’s revenues for each of its last two fiscal years has come from a few customers. If we fail to continue to do business with Orbital-UK’s primary customers at substantially similar or greater levels than recent historical levels, our financial condition, results of operations and growth prospects would be significantly harmed.

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

As of December 31, 2018, CUI Global, Inc., together with its consolidated subsidiaries, had 357 full-time employees. We expect to experience growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.

Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include, among other things:

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

In the future, we expect our operations and marketing investments to increase substantially to support our anticipated growth and as a result of our listing on the NASDAQ Stock Market. We have made significant investments in using more professional services and expanding our operations outside the United States. We may make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect such increased investments could adversely affect operating income in the short term while providing long-term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of distributors, customers and end-users.

We believe that we have not yet established sufficient market awareness in our various markets. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through CUI, GasPT, Orbital Gas Systems, ICE, and AMT to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of distributors, customers and end-users. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, which we may not do successfully.

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

Two of our subsidiaries and certain suppliers are located in areas subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.

We have sales, development and manufacturing resources in Japan and in Houston, Texas. The risk of earthquakes, hurricanes, typhoons and other natural disasters in these geographic areas is significant due to the proximity of major earthquake fault lines in Japan and the proximity of both of these subsidiaries to the coast. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our location in Japan, Texas or at third-party providers could cause interruptions in the products that we provide. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor(s) to another third-party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

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

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, as well as the development of our technologies, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

The General Data Protection Regulation ("GDPR") became effective in the European Union in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations. In addition, our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the global scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or consolidated results of our operations.

Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. Also, changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.

Risks Related to Our Intellectual Property and Technology

If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license a significant amount of our underlying intellectual property from third parties, i.e., AMT Encoder technology, Digital Point of Load technology, ICE technology, GasPT technology and VE Technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position, results of operations, and cash flows.

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

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

We are subject to an increasing number of various types of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. Despite our efforts, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and results of operations.

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
•

changes in the economic performance and/or market valuations of other inferential natural gas monitoring device or power and electromechanical components and industrial electronic component-related companies;

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

Risks Related to Acquisitions

A significant portion of our total assets for acquisitions consists of goodwill, which is subject to periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

As of December 31, 2018, we have goodwill totaling approximately $13.1 million associated with the Company's acquisitions. We are required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations. See Note 2 - Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for more information on the Company’s goodwill impairment testing and the $4.3 million impairment taken against goodwill and other intangible assets in 2018 and the $3.2 million impairment taken against goodwill and other intangibles in 2017.

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

On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union ("EU"), with voters approving to withdraw from the EU (commonly referred to as Brexit). The UK is currently scheduled to depart on March 29, 2019. Following the referendum, the UK government began discussions with the EU on the terms and conditions of the withdrawal from the EU and on terms of a transition period to December 31, 2020 proposed by the EU but not yet agreed upon. Current uncertainty over the final outcome of the negotiations between the UK and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete. Our Orbital-UK operations could be impacted by the global economic uncertainty caused by Brexit.

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

Several factors have and may continue to contribute to the slower than anticipated market acceptance of the GasPT device, such as: disruptive technologies, such as the GasPT device, are slow to be accepted in a mature industry, such as natural gas distribution; extensive testing and research required by large natural gas distribution customers takes an extended period of time before such potential customers place firm orders; macro-economic issues in the natural gas industry may slow or impede capital expenditures; and registration, regulatory approvals, certifications and licensing requirements in foreign countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

During December 2018, our wholly owned subsidiary, CUI Properties, LLC signed closing documents on the sale and leaseback of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park. The sale price for the facility was $8.1 million and the lease is for 10 years. Cash proceeds from the sale were $4.2 million after expenses and the payoff of the promissory note payable and interest rate swap derivative to Wells Fargo Bank. CUI Properties, LLC, originally purchased our Tualatin, Oregon corporate office real estate in September 2013. In addition to the corporate office, the property also includes the Company’s warehouse facility for CUI Inc. in the Power and Electromechanical segment. The purchase price for the property in 2013 was $5.1 million and was partially funded by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2.0% above LIBOR, payable over ten years.

In November 2017, the Company's Houston operations, included in the Energy segment, relocated to a larger rented office and warehouse space in Houston, TX, of approximately 40,000 square feet for which the lease runs until 2022. This facility replaced a 13,175 square foot facility, that was rented through December 2017.

In March 2015, as part of the Tectrol (CUI-Canada) acquisition in the Power and Electromechanical segment, the Company leased a 73,700 square foot manufacturing facility in Toronto, Canada that runs until 2020.

In September 2015, Orbital, in the Energy segment, completed the construction of a new 46,000 square foot state-of-the-art manufacturing/administration/research and development facility on its existing site in the UK to supplement existing office space. This enhanced onsite facility enabled the Company to not renew its lease on an additional building it was leasing for manufacturing and office space requirements.

Additionally, CUI Japan, in the Power and Electromechanical segment, has leased space in Tokyo, Japan, which is used as a sales office and is leased through March 2020.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol ‘‘CUI.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2018, the Company’s issued and outstanding shares consisted of 28,552,886 shares of common stock of which 27,987,706 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2018, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

	High	Low
2018
First Quarter	$3.25	$2.50
Second Quarter	3.16	2.56
Third Quarter	3.00	2.15
Fourth Quarter	2.25	1.17
2017
First Quarter	$6.90	$4.31
Second Quarter	4.93	3.17
Third Quarter	4.12	3.01
Fourth Quarter	4.35	2.44

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

CUI Global, Inc.

Total Return Performance
CUI Global, Inc.
NASDAQ Composite Index
Russell 2000 Index
Index Value
200
150
100
50
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/2013 *	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
CUI Global, Inc.	$100.00	$117.88	$111.39	$109.65	$43.51	$19.46
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

* Assumed $100 invested on 12/31/2013 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Source: S&P Global Market Intelligence

©2019

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 923,898 shares of common stock the Company is required to reserve for potential future issuances.

•	923,898 common shares reserved for outstanding options issued under our Equity Compensation Plans.
As of December 31, 2018, there were reserved for issuance an aggregate of 923,898 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

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

 2018 Sales of Unregistered Securities

 Common Stock Issued During 2018

(Dollars in thousands)
Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, April July, and October 2018	Vested restricted common stock	Expense	Four board members	Director compensation	72,157	$175
January and July 2018	Common stock	Expense	Three Employees	Approved bonuses	68,118	183	(1)
July and December 2018	Common stock	Expense	Related Party, James McKenzie	Pursuant to royalty agreement	5,755	14	(1)
Total 2018 issuances					146,030	$372	(2)(3)

(1) Includes bonus and royalties of $170 thousand that was accrued and expensed in 2017.

(2) Total excludes $3 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2018.

(3) Excludes $24 thousand of stock compensation for stock issued in 2017 that was amortized from prepaid expense in 2018.

2017 Sales of Unregistered Securities

Common Stock Issued During 2017

(Dollars in thousands)
Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, April, August and October 2017	Vested restricted common stock	Expense	Four board members	Director compensation	49,980	$200
January, February and June 2017	Common stock	Expense	Three Employees	Approved bonuses	28,634	182	(1)
January and December 2017	Common stock	Expense	Related party, James McKenzie	Pursuant to royalty agreement	3,293	16	(1)
January and February 2017	Common stock	Expense	Two Employees	Cashless stock option exercises	245	—	(2)
May 2017	Common stock	Prepaid expense/expense	Third-party consultant	Strategic investor marketing services	15,000	57	(3)
Total 2017 issuances					97,152	$455	(4)(5)

(1)	Includes bonuses and royalty of $176 thousand that were accrued and expensed in 2016.
(2)	The Company received $0 for the issuance in the cashless option exercises.
(3)	Amount includes $24 thousand that was included in prepaid expense at December 31, 2017.
(4)	Does not include stock expense of $170 thousand included in accrued liabilities at December 31, 2017 for unissued stock.
(5)	Does not include registered 7,392,856 shares issued in October 2017 via the S-3 registration statement. See Note 10. Shareholders' Equity for more information on the October share issuances.

2016 Sales of Unregistered Securities

Common Stock Issued During 2016

(Dollars in thousands)
Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, April, July and October 2016	Vested restricted common stock	Expense	Five board members	Director compensation	46,854	$267	(1)
January and July 2016	Vested restricted common stock	Expense	Four Employees	Approved bonuses	56,782	381	(2)
January, March, September and December 2016	Common stock	Expense	Related party, James McKenzie	Pursuant to royalty agreement	6,275	38
February and April 2016	Common stock	Expense	Three Employees	Cashless Stock option exercise	718	—	(3)
Total 2016 issuances					110,629	$686	(4)

(1)	Includes $38 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(2)	Bonuses of $366 thousand were accrued and expensed in the fourth quarter of 2015.
(3)	The Company received $0 for issuances via cashless option exercise.
(4)	Does not include stock expense of $176 thousand included in accrued liabilities at December 31, 2016.

Shares Eligible for Future Sale

As of December 31, 2018, we had outstanding 28,552,886 shares of Common Stock. Of these shares, 27,987,706 shares are freely tradable without restriction or limitation under the Securities Act.

The 565,180 shares of Common Stock held by existing shareholders as of December 31, 2018 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Item 6. Selected Financial Data

The following tables contain selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2018 and 2017 and the selected consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 and the selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 have been derived from audited consolidated financial statements that are not presented in this Form 10-K. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data.

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

(In thousands, except per share amounts)	For the Years Ended December 31,
	2018 (c)	2017		2016	2015 *	2014
Selected Statements of Operations Data:
Total revenues	$96,789	$83,275		$86,461	$86,240	$76,045
Cost of revenues	67,879	55,406		54,200	53,948	47,494
Gross profit	28,910	27,869		32,261	32,292	28,551
Selling, general and administrative expense	36,341	33,921		34,239	33,023	25,924
Depreciation and amortization	2,152	2,163		2,366	2,862	4,197
Research and development	2,802	2,525		2,016	1,848	1,306

Provision for (credit to) bad debt	33	(13)		93	195	(39)

Impairment of goodwill and intangible assets (a)	4,347	3,155		—	4	32
Other operating expenses	13	47		57	54	27
Loss from operations	(16,778)	(13,929)		(6,510)	(5,694)	(2,896)
Other income (expense)	(251)	234		(251)	(260)	(123)
Interest expense	(502)	(500)		(467)	(441)	(508)
(Loss) before taxes	(17,531)	(14,195)		(7,228)	(6,395)	(3,527)
Income tax (benefit) expense	(206)	(1,606)	(b)	38	(408)	(726)
Net loss	$(17,325)	$(12,589)		$(7,266)	$(5,987)	$(2,801)
Basic and diluted loss per common share	$(0.61)	$(0.56)		$(0.35)	$(0.29)	$(0.14)

* Includes the operations of CUI-Canada since its acquisition in March 2015.

(In thousands, except share data)	As of December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Cash and cash equivalents	$3,979	$12,646	$4,617	$7,267	$11,704
Short-term investments held to maturity	—	—	—	—	11,160
Total current assets	35,481	41,276	32,103	38,157	43,126
Total assets	70,167	87,909	79,843	90,848	93,054
Total current liabilities	18,586	18,914	17,738	17,055	12,355
Total liabilities	28,629	30,423	31,208	31,332	27,084
Total Stockholders' equity	41,538	57,486	48,635	59,516	65,970
Common shares outstanding	28,552,886	28,406,856	20,916,848	20,806,219	20,747,740

(a)

During the year ended December 31, 2018, management determined that an impairment of $4.3 million was necessary related to goodwill at Orbital-UK. During the year ended December 31, 2017, management determined that an impairment of $3.2 million was necessary related to goodwill at Orbital-UK. During the year ended December 31, 2014, management determined that an impairment of $32 thousand was necessary related to intangible, technology rights for a product line that was determined to have a shortened expected life.

(b)	There was an $887 thousand tax benefit generated from the effect of the USA Tax Cut and Jobs Act ("Tax Act") passed in December 2017. See Note 14 Income Taxes for more information on this benefit.
(c)

ASC 606, Revenue from Contracts with Customers, was applied on a modified retrospective basis as of January 1, 2018 thus prior year amounts are not restated. See note 2 for more information on the adoption of ASC 606.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2018 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2018 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

In the fourth quarter of 2018, the Company determined that certain long-term prepaid assets classified on the balance sheet as deposits and other assets, which were reliant on future revenue in order to be amortized to expense, did not have adequate forecasted revenue to justify the current valuation. This was primarily driven by the lack of substantial sales over the last two years within the Energy segment and uncertainty regarding the level of future sales. For that reason, the Company recorded a $1.5 million impairment to deposits and other assets included in cost of revenues and reclassified $0.1 million to prepaid assets. The amount reclassified to prepaid assets related to prepaid royalties associated with expected 2019 revenue. There were no asset impairments other than to Goodwill in 2017 or 2016.

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

2018 Annual Test. The Company tests for impairment of indefinite-lived intangibles and Goodwill in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment for indefinite-lived assets at May 31, 2018, followed the guidance in ASC 350-30-35-18A and 18B.

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

As detailed in ASC 350-20-35-3A, in performing its testing for Goodwill as of May 31, 2018, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including Goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the Goodwill and considers all known events and circumstances that might trigger an impairment of Goodwill.

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

To test the Orbital-UK reporting unit for impairment as of May 31, 2018, the Company used a quantitative test. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2018. At that time, a key assumption related to the recoverability of the Orbital-UK reporting unit Goodwill was the resumption of delivery of GasPT product to one of our major customers and continued strengthening of our integration revenues. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a Goodwill impairment charge of $1.3 million during the second quarter of 2018.

December 2018 Interim Test. During the fourth quarter of 2018, the Company determined that there were additional indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2018 were driven by a slower recovery in the Energy segment than what was originally forecasted. Actual GasPT revenue continued to lag behind forecasted revenue as acceptance of the technology continued to be slower than anticipated and continued delays associated with existing customer contracts that have not yet resumed even though previously communicated issues had been resolved. This slower than expected recovery, led to lower 2018 Energy segment revenue, operating income and cash flows than originally forecasted.

To test the Orbital-UK reporting unit for impairment, the Company used a quantitative test similar to the one used in May 2018. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a revised forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the fourth quarter of 2018. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in further impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $3.1 million during the fourth quarter of 2018, which was a write-off of the remaining Energy segment goodwill. In addition, the reporting units in the Power and Electromechanical segment were also tested for impairment due to the overall decrease in market capitalization experienced in 2018.

As of December 31, 2018, there was goodwill and indefinite lived assets remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

December 2017 Interim Test. During the fourth quarter of 2017, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2017 included a decline in the 2017 actual revenue, operating income and cash flows compared to previously forecasted results and a decline in the 2018 forecasted revenue, operating income and cash flows due in part to the longer than expected temporary halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

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

2016 Annual Test. In 2016, the analysis, determined there was no impairment necessary to goodwill. Through these reviews, management concluded there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with current accounting guidance. In 2016, in addition to the qualitative analysis, we performed a quantitative analysis of goodwill impairment and concluded no impairment of goodwill was required.

Long-lived assets and finite lived intangible assets

Besides goodwill being tested for impairment, the Company also tested its long-lived assets and finite lived intangible assets for Orbital-UK. The result of the quantitative test of undiscounted cash flows, did not result in any impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB Codification No. 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the vesting period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes option pricing model. The underlying assumptions used in the Black-Scholes option pricing model by the Company are taken from publicly available sources including: (1) volatility, which is calculated using historic stock price information from online finance websites such as Google Finance and Yahoo Finance; (2) the stock price on the date of grant is obtained from online finance websites such as those previously noted; (3) the appropriate discount rates are obtained from the United States Federal Reserve economic research and data website; and (4) other inputs are determined based on previous experience and related estimates. With regards to expected volatility for determining the fair value of our stock options, the Company utilizes an appropriate period for historical share prices for CUI Global, Inc. that best reflects the expected weighted average lifespan of the options.

Valuation of Non-Cash Capital Stock Issuances

The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of an equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense and equity stock accounts. In 2018, 2017, and 2016, the Company used the quoted market price of the Company's common stock to estimate the fair value of stock transactions.

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the condensed consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. The most significant impact was on Power and Electromechanical segment revenue with certain distribution customers that were previously recorded as “sell through." Under the new accounting guidance, we record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. For the Power and Electromechanical segment, their revenue is based upon the transfer of goods and satisfaction of its performance obligations as of a point in time. During the transition this had the effect of having a certain amount of revenue not recorded as revenue but as part of the cumulative effect of the accounting change. For the majority of contracts in the Energy segment, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on Energy segment revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax.

Power and Electromechanical Segment

The Power and Electromechanical segment generates its revenue from two categories of products: power supply solutions - including external and embedded ac-dc power supplies, dc-dc converters, basic digital point of load modules, ICE (Intelligent Control of Energy) products enabled by the VPS patented software system and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense, among others. The production and delivery of these products are considered single performance obligations. Revenue is recognized when we satisfy a performance obligation and this occurs upon shipment and ownership transfer of our products to our customers at a point in time.

Energy Segment

The Energy segment generates their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries, among others.

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

For certain of our revenue streams, such as call-out repair and service work, outage services and training that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.

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

Refund Liabilities and Corresponding Inventory Adjustment

Refund liabilities primarily represent estimated future new product introduction returns and estimated future scrap returns. Estimated future returns and allowances are reserved based on historical return rates. In addition to the refund liabilities recorded for future returns, the Company also records an adjustment to inventory and corresponding adjustment to cost of revenue for the Company's right to recover products from customers upon settling the refund liability.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2018, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

Any adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized on a cumulative catch-up basis in the period they become known, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For separately priced extended warranty or product maintenance performance obligations, when estimates of total costs to be incurred on the performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 84% of revenues for the year ended December 31, 2018. The majority of our revenue recognized at a point in time is in our Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap return allowances primarily in our Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

Liquidity and Capital Resources

General

As of December 31, 2018, CUI Global held Cash and cash equivalents of $4.0 million. Operations, other intangible assets, and equipment have been funded through cash on hand and short-term credit facilities during the year ended December 31, 2018.

Cash used in Operations

There was a use of cash from operations of approximately $12.3 million during the year ended December 31, 2018. This was an increase from the use of cash from operations of approximately $9.4 million and approximately $0.6 million for the years ended December 31, 2017 and 2016, respectively. Overall, the change in cash used in operations is primarily the result of the net loss in 2018 before non-cash expenses affected by changes in assets and liabilities.

Cash used in operations of $12.3 million in 2018 was a $2.9 million increase in cash used compared to the amount used in operations in 2017. The year ended December 31, 2018 benefited from higher revenue and the related gross profit in the Power and Electromechanical segment resulting in cash provided by operating activities from this segment of $4.8 million. In 2018, cash used in operating activities by the Energy segment was approximately $11.1 million and cash used in operating activities by the Other category was approximately $6.0 million.

During 2018, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable and inventories. The change in trade accounts receivable accounted for $3.8 million of cash used in operating activities and was due to higher fourth quarter revenues in both the Power and Electromechanical and Energy segments compared to the revenues in the fourth quarter of 2017. Increased cash usage of $2.2 million from change in inventories were due to a build-up of Power and Electromechanical inventories due to longer lead times for these products and timing related to customer order and delivery schedules, partially offset by positive changes to inventories in the Energy segment. Also contributing to the increased cash usage was a decrease in contract liabilities of $2.3 million. The increased cash usage was partially offset by a combined $3.4 million of cash provided by changes in accounts payable, accrued expenses and refund liabilities.

We believe cash used in operating activities will improve in the Energy segment in 2019, primarily due to the expected continued improvement in revenue from other integration related systems including biomethane to grid solutions. The Power & Electromechanical segment is expected to continue to provide cash from operations and we believe the cash usage rate in the other category will be flat to slightly lower due to cost-cutting initiatives put in place over the past year.

The cash from operations in 2017 compared to 2016 was negatively affected by a larger net loss attributable to the Energy segment and the timing of accounts receivable collections and accounts payable payments in both the Energy and Power and Electromechanical Segments.

During 2017, in addition to the change in trade accounts receivable and accounts payable, significant factors that impacted the cash used in operations included cash used for inventory purchases of approximately $0.4 million associated with timing of customer orders and ongoing projects, $0.5 million related to the change in deposits and other assets due to the increase in long-term prepaid royalties at Orbital-UK, $0.4 million use of cash related to changes in accrued expenses primarily due to a change in accrued compensation in the Energy segment and a $0.4 million use of cash from changes in prepaid assets that affected all three segments. Changes in the combined contract assets and contract liabilities were a combined approximate $2.8 million source of cash in the period related to billings on projects in the Energy segment and increases in deferred revenue from distributor activity within the Power and Electromechanical segment.

On a segment basis, in 2017, the Power and Electromechanical segment contributed cash from operations of approximately $3.9 million while the Energy segment used cash of approximately $8.4 million and the Other category used cash of approximately $4.9 million. The Energy segment was hampered by the continued costs of building brand awareness in North America and a regulatory issue in Italy unrelated to the technology that has delayed the next phase of a significant GasPT project.

The use of cash from operations in 2016 was benefited by lower trade accounts receivable balances in both segments at December 31, 2016 compared to December 31, 2015 as a result of improved collections in both segments and the transition of Tectrol customers to CUI-Canada that delayed some payments at the end of 2015. CUI-Canada's and Orbital-UK's cash from operations improved significantly from 2015 while Orbital Gas Systems, North America, Inc. continued to use more cash than it produced due to the cost of establishing the Orbital brand in the U.S.

During 2016, in addition to the change in trade accounts receivable, significant factors that impacted the cash used in operations included cash used for inventory purchases that increased approximately $1.7 million associated with timing of customer orders and ongoing projects, and a use of cash from changes in contract assets of approximately $1.5 million. This was partially offset by cash provided by the change in contract liabilities of $1.4 million related to billings on projects in the Energy segment and increases in deferred revenue from distributor activity within the Power and Electromechanical segment.

During 2018, 2017 and 2016, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2018, 2017 and 2016, the Company recorded a total of $0.2 million, $0.4 million and $0.7 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The decreases in 2018 compared to 2017 and in 2017 compared to 2016 were due to lower stock-based bonuses, lower stock-based services, and lower stock option vesting expense as all remaining unvested stock options fully vested in 2016.

Proceeds from Sale of Building, Capital Expenditures and Investments

In December 2018, the Company completed the sale and leaseback of its Tualatin headquarters. The sale for $8.1 million generated net cash proceeds of $4.2 million after transaction related expenses and after paying off the mortgage on the building and related interest rate swap derivative. As part of the ten-year lease the Company signed on the building, the Company invested in a $0.4 million restricted certificate of deposit to serve as security on the lease, which is included in deposits and other assets on the balance sheet.

During the years ended 2018, 2017 and 2016, CUI Global invested $1.0 million, $0.9 million and $0.8 million, respectively, in fixed assets. These investments typically include additions to equipment for engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2019 in support of its on-going business and continued development of product lines and technologies.

CUI Global invested $0.5 million, $0.6 million, and $0.9 million in other intangible assets during 2018, 2017 and 2016, respectively. These investments typically include product certifications, technology rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. Investments in 2018 and 2017 primarily related to product certifications in the Power and Electromechanical segment and investments in software in the Energy segment. The increased investments in 2016 were due to an increase in product certifications and an ERP software implementation at Orbital-UK that was completed in the early part of 2018. The Company expects its investment in other intangible assets will continue throughout 2019.

During 2018, CUI Global made investments of $0.7 million in convertible notes receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies. The notes accrue interest at 2% per annum and the interest is compounded annually. Unless converted into shares earlier, principal and accrued interest will convert automatically on the maturity date (October 27, 2019) into shares of VPS common stock at the then current fair market value. If VPS receives gross proceeds greater than $3 million prior to the maturity date in a sale or series of sales of equity securities, the principal and unpaid accrued interest of the note will automatically convert into conversion shares at 80% of the price paid per share for equity securities by investors at that time. As the pioneer in virtualizing power, VPS and its Software Defined Power® (SDP) enables energy to be reallocated on-demand to data center racks, nodes, workloads or circuits using AI and machine learning to predict and respond to changes in power capacity and demand. SDP-enabled power components, including uninterruptible power systems, generators, power distribution units, battery backups, and power supply units, can react quickly and effectively to sudden shifts and surges in power usage patterns. VPS and CUI Global share the vision that the convergence of data center power infrastructure and software will dramatically improve how energy is provisioned, managed and utilized in modern data centers. Together, we've set an aggressive pace for advancing the pace of adoption and availability of Software Defined Power solutions.

Investments made by the Company are subject to an investment policy, which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be one year or less, and setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue. Since the investment in the VPS convertible note, is considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

Financing Activities

During the years ended December 31, 2018, 2017, and 2016, the Company issued payments of $3 thousand, $29 thousand and $41 thousand, respectively, against capital leases of motor vehicles and equipment. The Company paid $3.4 million, $89 thousand and $85 thousand against the mortgage note payable in 2018, 2017 and 2016, respectively, with the payoff coming in 2018 as part of the sale-leaseback of the Company's headquarters building. In addition, with the payoff of the mortgage on the Company's headquarters building, the Company also closed out its interest rate swap derivative with a payment of $0.2 million. Also in 2018, 2017, and 2016 the Company issued payments of $45 thousand, $61 thousand, and $59 thousand, respectively, toward the contingent liability associated with the Tectrol acquisition.

At December 31, 2018, the Company had a 1.5 million British pound sterling overdraft facility (approximately $1.9 million at December 31, 2018) and a $5.0 million revolving line of credit (LOC). For the year ended December 31, 2018, and 2017, the Company recorded proceeds of $19.5 million and $9.8 million, respectively, from the Company's overdraft facility in the U.K., and $20.0 million and $22.3 million, respectively, from the Company's line of credit. These proceeds were paid back during 2018 and 2017 except for balances of $1.3 million on the overdraft facility and $1.0 million on the line of credit facility at December 31, 2018.

During March 2019, CUI Global received a firm commitment from Bank of America for a new two-year credit facility for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility would also include a $3 million sub-limit for use by CUI-Global non-loan party subsidiaries as a reserve under the borrowing base. The credit facility is to provide for working capital and general corporate purposes. The credit facility would provide up to $10,000,000 in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest will be based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company expects to close on the credit facility in April 2019.

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

As the Company focuses on strategic acquisitions, technology development, product line additions, and increasing Orbital Gas Systems market presence, it will fund these activities together with related sales and marketing efforts for its various product offerings with cash on hand, including proceeds from future issuances of equity through the S-3 registration statement, and available debt.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Financing activities – related party activity

During 2018, 2017 and 2016, $0.3 million, $0.3 million, and $0.3 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The promissory note terms include a due date of May 15, 2020 and an interest rate of 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity.

Please see Note 7 Notes Payable and Note 11 Related Party Transactions for further discussion of these transactions.

Recap of Liquidity and Capital Resources

During the year ended December 31, 2018, the Company continued to use cash in the Energy segment while the CUI-Canada operation was more fully integrated into the Company's Power and Electromechanical segment. As expected in the three years following two major additions, along with an ongoing focus on research and development and growth initiatives, cash usage was greater than what it will be when the businesses are fully mature. The net cash used in operating activities increased to $12.3 million from $9.4 million in 2017 with much of that due to the ongoing efforts to grow the current businesses as well as the effects of the delay in the major GasPT project in Italy and overall economic effects of Brexit and the transition in the UK, which has resulted in considerable delays in economic activities in the UK.

The Wells Fargo mortgage promissory note was paid off with cash generated from the sale and leaseback of the Company's headquarters building. See Note 7 Notes Payable for more information on this note.

The Company's wholly owned subsidiary, CUI Inc. has a revolving Line of Credit (LOC) with Wells Fargo Bank in the principal amount of $5.0 million line of credit, until June 1, 2019. On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of 1.5 million pounds sterling ($1.9 million at December 31, 2018) that expires on October 5, 2021. See Note 8 Working Capital Line of Credit and Overdraft Facility for more information on these two credit facilities.

At December 31, 2018, the Company had cash and cash equivalents balances of $4.0 million. At December 31, 2018 and 2017, the Company had $0.3 million and $0.9 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $68 thousand and $0.2 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2018 and 2017, the Company held $0.3 million and $0.1 million, respectively, in Japanese foreign bank accounts, $1 thousand and $0.1 million, respectively, in European foreign bank accounts and $67 thousand and $0.1 million, respectively, in Canadian bank accounts.

The following tables present our contractual obligations as of December 31, 2018:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Capital lease obligations:
Minimum lease payments	$4	$5	$—	$—	$9

Operating lease obligations:
Operating leases	1,482	2,160	1,618	3,307	8,567

Notes payable obligations:
Notes payable maturities	—	5,304	—	—	5,304
Interest on notes payable (1)	265	100	—	—	365
Total Obligations	$1,751	$7,569	$1,618	$3,307	$14,245

(1) The interest on notes payable includes fixed interest on the related party note payable to IED, Inc. For further information regarding notes payable see Note 7 Notes Payable.

As of December 31, 2018, the Company had an accumulated deficit of $124.0 million.

The Company expects the revenues from its Power and Electromechanical and Energy Segments, cash on hand, and cash available from debt facilities, including the credit facility with Bank of America discussed above, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operations in Houston and the U.K. to continue to need cash support as the businesses increase their market positions and revenue. In the first 2 1/2 months of 2019, the Company supported the Energy segment businesses with $2.2 million in supplemental cash. Management expects the cash support for the Energy segment businesses to decline significantly from the second quarter onward. The CUI-Canada operation in the Power and Electromechanical segment will also continue to be near break even in the short-term. If revenues and other funds are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company. See Note 2 Summary of Significant Accounting Policies - Company Conditions, for additional discussion of the Company's financial condition and current liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding revenue and costs by segment:

(Dollars in thousands)	For the Year Ended December 31, 2018
	Power and Electro - mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$76,447	100.0%	$20,342	100.0%	$—	—%	$96,789	100.0%
Cost of revenues	50,096	65.5%	17,783	87.4%	—	—%	67,879	70.1%
Gross profit	26,351	34.5%	2,559	12.6%	—	—%	28,910	29.9%
Operating expenses:
Selling, general and administrative	17,712	23.2%	13,687	67.3%	4,942	—%	36,341	37.5%
Depreciation and amortization	627	0.8%	1,525	7.5%	—	—%	2,152	2.2%
Research and development	2,647	3.5%	155	0.7%	—	—%	2,802	2.9%
Provision for bad debt	20	—%	13	0.1%	—	—%	33	0.1%
Impairment of goodwill and intangible assets	—	—%	4,347	21.4%	—	—%	4,347	4.5%
Other operating expenses	13	—%	—	—%	—	—%	13	—%
Total operating expenses	21,019	27.5%	19,727	97.0%	4,942	—%	45,688	47.2%
Income (loss) from operations	$5,332	7.0%	$(17,168)	(84.4)%	$(4,942)	—%	$(16,778)	(17.3)%

(Dollars in thousands)	For the Year Ended December 31, 2017
	Power and Electro - mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$64,432	100.0%	$18,843	100.0%	$—	—%	$83,275	100.0%
Cost of revenues	42,493	66.0%	12,913	68.5%	—	—%	55,406	66.5%
Gross profit	21,939	34.0%	5,930	31.5%	—	—%	27,869	33.5%
Operating expenses:
Selling, general and administrative	16,415	25.5%	12,588	66.8%	4,918	—%	33,921	40.7%
Depreciation and amortization	818	1.2%	1,345	7.2%	—	—%	2,163	2.6%
Research and development	2,303	3.6%	222	1.2%	—	—%	2,525	3.0%
Provision (credit) for bad debt	3	—%	(16)	(0.1)%	—	—%	(13)	—%
Impairment of goodwill and intangible assets	3	—%	3,152	16.7%	—	—%	3,155	3.8%
Other operating expenses	42	0.1%	5	—%	—	—%	47	0.1%
Total operating expenses	19,584	30.4%	17,296	91.8%	4,918	—%	41,798	50.2%
Income (loss) from operations	$2,355	3.6%	$(11,366)	(60.3)%	$(4,918)	—%	$(13,929)	(16.7)%

(Dollars in thousands)	For the Year Ended December 31, 2016
	Power and Electro - mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$58,403	100.0%	$28,058	100.0%	$—	—%	$86,461	100.0%
Cost of revenues	38,059	65.2%	16,141	57.5%	—	—%	54,200	62.7%
Gross profit	20,344	34.8%	11,917	42.5%	—	—%	32,261	37.3%
Operating expenses:
Selling, general and administrative	16,756	28.7%	12,006	42.8%	5,477	—%	34,239	39.6%
Depreciation and amortization	963	1.6%	1,401	5.0%	2	—%	2,366	2.7%
Research and development	1,873	3.2%	143	0.5%	—	—%	2,016	2.3%
Provision for bad debt	49	0.1%	44	0.2%	—	—%	93	0.1%
Other operating expenses	58	0.1%	(1)	—%	—	—%	57	0.1%
Total operating expenses	19,699	33.7%	13,593	48.5%	5,479	—%	38,771	44.8%
Income (loss) from operations	$645	1.1%	$(1,676)	(6.0)%	$(5,479)	—%	$(6,510)	(7.5)%

Revenue

	For the Years Ended December 31,
Revenues by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$76,447	18.6%	$64,432	10.3%	$58,403
Energy	20,342	8.0%	18,843	(32.8)%	28,058
Other	—	—%	—	—%	—
Total revenues	$96,789	16.2%	$83,275	(3.7)%	$86,461

2018 compared to 2017

Revenues in 2018 are attributable to continued sales and marketing efforts, and sales through the distribution channel customers. Net revenues for the year ended December 31, 2018 were greater than in 2017 due to higher revenues in our Power and Electromechanical segment associated with the timing of customer project delivery schedules due to higher sales through our distribution customers and the revenue recognition accounting change while sales to direct customers were relatively flat. Higher revenue in the Energy segment in 2018 is associated with a strong fourth quarter for revenues due to the timing of customer project delivery schedules and despite the continued delay in shipment of GasPTs toward a significant project in Italy. Energy segment revenue was higher in both our UK and Houston facilities.

The customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, and distribution channel sales.

The Power and Electromechanical segment held a backlog of customer orders of approximately $21.8 million as of December 31, 2018 compared to a backlog of customer orders of approximately $20.2 million at December 31, 2017. At December 31, 2018, the Energy segment held a backlog of customer orders of approximately $15.7 million compared to approximately $12.6 million at December 31, 2017.

CUI Inc. introduced 1,268 new products during the year ended 2018 compared to 1,122 new products during the year ended 2017. The continued product expansion including ICE products, and our distribution sales channels are expected to continue to result in revenue growth in future periods as CUI’s sales group and support staff continues to reach new customers, further expand relationships with existing customers and continued new product introductions in efforts to have CUI products designed into new projects.

2017 compared to 2016

Revenues in 2017 were attributable to continued sales and marketing efforts, sales through the distribution channel customers, the CUI-Canada related product line, and the revenues generated since the January 2015 opening of Orbital Gas Systems, North America, Inc. Net revenues for the year ended December 31, 2017 were lower than in 2016 due to lower revenues in our Energy segment associated with the timing of customer project delivery schedules and a regulatory issue in Italy unrelated to the technology that delayed the next phase of that project as well as lower translated revenue at our UK operations due to the lower value British pound Sterling following Brexit. The value of the British pound Sterling began a slow recovery after bottoming out in the first quarter of 2017 and was no longer a negative factor in the fourth quarter of 2017 as compared to 2016. Partially offsetting the decrease in the Energy segment, was an increase in revenue in the Power and Electromechanical segment for the year ended December 31, 2017 due to the timing of customer delivery schedules and sell through activity at distributors under the revenue recognition standard in place at the time.

The Power and Electromechanical segment held a backlog of customer orders of approximately $20.2 million as of December 31, 2017 compared to a backlog of customer orders of approximately $18.1 million at December 31, 2016. At December 31, 2017, the Energy segment held a backlog of customer orders of approximately $12.6 million compared to approximately $12.1 million at December 31, 2016.

CUI Inc. introduced 1,122 new products during the year ended 2017 compared to 968 new products during the year ended 2016.

Cost of Revenues

	For the Years Ended December 31,
Cost of Revenues by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$50,096	17.9%	$42,493	11.7%	$38,059
Energy	17,783	37.7%	12,913	(20.0)%	16,141
Other	—	—%	—	—%	—
Total cost of revenues	$67,879	22.5%	$55,406	2.2%	$54,200

2018 compared to 2017

The cost of revenues as a percentage of revenue increased to 70% during the year ended December 31, 2018 from 67% during the year ended December 31, 2017. The increase in the cost of revenues as a percentage of revenue was due largely to an increase to inventory reserves of $1.4 million related to a write-down of inventory and a $1.5 million write down of long-term deposits and other assets that were prepaid within the Energy segment. Also contributing to the higher percentage was a less favorable revenue mix of integration projects in the Energy segment in 2018 offset by a slightly more favorable product mix in the Power and Electromechanical segment on greater volume. As a result of the impairments taken and the less favorable revenue mix in the Energy segment, for the year ended December 31, 2018, the cost of revenues as a percentage of revenue in the Energy segment increased 18 percentage points from 69% to 87%. The percentage of cost of revenues for the Power and Electromechanical segment decreased half a percentage point despite a significant royalty expense paid related to the revenues of the ICE switch recognized in the first quarter of 2018. The royalty rate is higher on the first $1.4 million of ICE product revenues. While the cost of revenues decreased as a percentage of sales, the total cost of revenues in the Power and Electromechanical segment increased due to higher sales volume in 2018 compared to 2017. The Company expects improved cost of revenues as a percentage of revenues in 2019 as a result of increased sales of higher margin products and better mix of integration and service projects.

2017 compared to 2016

The cost of revenues as a percentage of revenue increased to 67% during the year ended December 31, 2017 from 63% during the year ended December 31, 2016. The increase in the cost of revenues as a percentage of revenue was due to a less favorable product mix particularly in the Energy segment in 2017 including a decreased volume of higher margin GasPT sales. The Power and Electromechanical segment also had a slight decrease in its gross margin associated with product mix. As a result of the less favorable product mix in the Energy segment, for the year ended December 31, 2017, the cost of revenues as a percentage of revenue increased 11 percentage points from 58% to 69%. Cost of revenues in the Energy segment were lower in 2017 compared to 2016 due to lower sales volumes. The percentage of cost of revenues for the Power and Electromechanical segment increased from 65% to 66%. In addition to the increased cost of revenues percentage, costs of revenues in the Power and Electromechanical segment increased due to higher sales volume in 2017 compared to 2016.

Selling, General and Administrative Expense

	For the Years Ended December 31,
Selling, General, and Administrative Expense by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$17,712	7.9%	$16,415	(2.0)%	$16,756
Energy	13,687	8.7%	12,588	4.8%	12,006
Other	4,942	0.5%	4,918	(10.2)%	5,477
Total SG&A	$36,341	7.1%	$33,921	(0.9)%	$34,239

Selling, General and Administrative (SG&A) expenses includes such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including ICE, GasPT, VE, and new product introductions.

2018 compared to 2017

During the year ended December 31, 2018, SG&A increased $2.4 million compared to the year ended December 31, 2017. The increase for the year is due to increased costs in both the Power and Electromechanical and Energy segments primarily due to higher selling expenses on the higher sales within both segments, higher professional fees in the Energy segment and higher SG&A expenses at the new Houston facility. Also contributing to the higher SG&A expenses in the Energy segment in 2018 were increased marketing expenses related to the World Gas Conference. SG&A decreased to 38% of total revenue in 2018 compared to 41% of total revenue during the year ended December 31, 2017 due to economies of scale on 16% higher consolidated revenues.

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

Depreciation and Amortization

	For the Years Ended December 31,
Depreciation and Amortization by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$1,480	(1.7)%	$1,505	4.2%	$1,445
Energy	1,525	13.4%	1,345	(4.0)%	1,401
Other	—	—%	—	(100.0)%	2
Total depreciation and amortization	$3,005	5.4%	$2,850	0.1%	$2,848

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets. The above table includes $0.9 million, $0.7 million, and $0.5 million of depreciation and amortization, in 2018, 2017 and 2016, respectively that was included in cost of revenues in the Power and Electromechanical segment. The increase in depreciation and amortization included in cost of revenues was due to increased allocation of depreciation and amortization to cost of revenues at CUI Inc. and CUI-Canada.

2018 compared to 2017

Depreciation and amortization increased slightly for the year ended December 31, 2018 compared to the comparable period in 2017. The decrease in depreciation and amortization at the Power and Electromechanical segment was due to the V-Infinity trademark becoming fully amortized in 2017 partially offset by higher product certification amortization in 2018 compared to 2017. The decrease in the Power and Electromechanical segment was more than offset by increased depreciation and amortization in the Energy segment due to generally increased foreign currency translation rates in 2018 compared to 2017 and increased software amortization due to Orbital's new ERP system going into service in 2018.

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

Research and Development

	For the Years Ended December 31,
Research and Development by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$2,647	14.9%	$2,303	23.0%	$1,873
Energy	155	(30.2)%	222	55.2%	143
Other	—	—%	—	—%	—
Total research and development	$2,802	11.0%	$2,525	25.2%	$2,016

Research and development costs are associated with the continued research and development of new and existing technologies including advanced power technologies, ICE, GasPT, VE Technology and other products. Research and development expense was down in the Energy segment and up in the Power and Electromechanical segment for year ended December 31, 2018 compared to the year ended December 31, 2017 and up in both segments in 2017 compared to 2016. Research and development activities were primarily focused on the ICE technology in Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Impairment Loss

As of December 31, 2018, management calculated an excess carrying amount for its Orbital-UK goodwill resulting in the remaining goodwill at Orbital-UK being written off, which was a $3.1 million impairment. As of May 31, 2018, management performed its annual assessment of goodwill impairment which resulted in a $1.3 million impairment. As of December 31, 2017, management calculated an excess carrying amount for its Orbital-UK goodwill resulting in a $3.2 million impairment. See Note 2 Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for information on the impairment to goodwill in 2018 and 2017.

Provision (Credit) for Bad Debt

	For the Years Ended December 31,
Provision (Credit) for Bad Debt by Segment		Percent		Percent
(Dollars in thousands)	2018	Change	2017	Change	2016
Power and Electromechanical	$20	566.7%	$3	(93.9)%	$49
Energy	13	(181.3)%	(16)	(136.4)%	44
Other	—	—%	—	—%	—
Total provision (credit) for bad debt	$33	(353.8)%	$(13)	(114.0)%	$93

Provision (credit) for bad debt in 2018, 2017 and 2016 represents less than ½% of total revenues and relates to miscellaneous receivables, which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible. Credits to the provision for bad debt are generated when aged receivables are collected at a higher rate than was previously reserved. This results in the calculated reserve being reduced.

Other Income (Expense)

	For the Years Ended December 31,
(Dollars in thousands)	2018	Percent Change	2017	Percent Change	2016
Foreign exchange (loss) gain	$(461)	(768.1)%	$69	(116.3)%	$(423)
Interest income	35	75.0%	20	25.0%	16
Non-cash gain and unrealized gain on derivative liability	129	16.2%	111	(1.8)%	113
Other, net	46	35.3%	34	(20.9)%	43
Total other (expense) income	$(251)	(207.3)%	$234	(193.2)%	$(251)

Investment Income

During the three months ended March 31, 2016, the Company's investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded interest income on the note of $17 thousand, $18 thousand and $19 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. Management reviewed the note receivable for non-collectability as of December 31, 2018 and concluded that no allowance was necessary. For more information on this investment, see Note 2 Summary of Significant Accounting Policies - Investment and Note Receivable, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Interest Expense

The Company incurred $0.5 million, $0.5 million, and $0.5 million of interest expense during 2018, 2017 and 2016, respectively. Interest expense is for interest on the secured note, secured promissory note, and line of credit and overdraft facility. The Company's secured note was repaid in December 2018 as part of the Company's sale-leaseback transaction.

Provision (benefit) for taxes

2018 compared to 2017

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. We continue to record a full valuation allowance against the Company's U.S. net deferred tax assets as it is "not more likely than not," that the Company will realize a benefit from these assets in a future period. During 2018, the Company provided for a full valuation allowance against the Company’s U.K. net deferred tax assets as it is not “more likely than not,” that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is "more likely than not." In 2018, a net benefit of $0.2 million, was recorded to the income tax provision for the year ended December 31, 2018 resulting in an effective tax rate of 1.2% compared to a $1.6 million tax benefit for the year ended December 31, 2017 and an effective tax rate of 11.3%. For the year ended December 31, 2018, the income tax benefit primarily represents benefits from foreign net operating losses partially offset by state minimum taxes and taxes on profitable foreign jurisdictions. For the year ended December 31, 2017, the income tax benefit primarily represents benefits from foreign net operating losses and the $0.9 million benefit resulting from the rate changes passed in the December 2017 Tax Act, partially offset by state minimum taxes and taxes on a profitable foreign jurisdiction. As of December 31, 2018, we have federal, state and foreign net operating loss carry forwards of approximately $67.8 million, $62.8 million, and $2.2 million, respectively, and for which the federal and state net operating loss carry-forwards will expire between 2019 and 2038.

2017 compared to 2016

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

Consolidated Net Loss

2018 compared to 2017

The Company had a net loss of $17.3 million for the year ended December 31, 2018 compared to a net loss of $12.6 million for the year ended December 31, 2017. The increase in the consolidated net loss for 2018 was primarily the result of higher goodwill impairments, higher inventory reserves and impairment of deposits and other assets.

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

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2018, 2017 and 2016, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the fiscal years ended December 31, 2018, 2017 and 2016:

	U.S. Dollar	British Pound Sterling	Canadian Dollar	Japanese Yen
Fiscal year ended December 31, 2018
Revenues	82%	16%	—%	2%
Operating expenses	59%	32%	8%	1%
Fiscal year ended December 31, 2017
Revenues	80%	19%	—%	1%
Operating expenses	61%	30%	8%	1%
Fiscal year ended December 31, 2016
Revenues	72%	27%	—%	1%
Operating expenses	67%	25%	7%	1%

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments.

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use.

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

Stockholders and Board of Directors

CUI Global, Inc.

Tualatin, Oregon

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CUI Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for the recognition, measurement, presentation and disclosure of revenue in the year ended December 31, 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Portland, Oregon

March 18, 2019

CUI Global, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	December 31,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$3,979	$12,646
Trade accounts receivable, net of allowance of $167 and $135, respectively	14,416	10,833
Inventories, net of allowance of $2,495 and $946, respectively	13,042	13,892
Contract assets	1,744	2,299
Note receivable, current portion	318	13
Prepaid expenses and other	1,982	1,593
Total current assets	35,481	41,276
Property and equipment, less accumulated depreciation of
$4,234 and $4,155, respectively	5,973	11,242
Goodwill	13,089	17,641
Other intangible assets, less accumulated amortization of $13,190 and $11,900, respectively	13,861	15,568
Restricted cash	523	—
Note receivable, less current portion	—	317
Convertible notes receivable	655	—
Deposits and other assets	585	1,865
Total assets	$70,167	$87,909

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$6,480	$5,110
Short-term overdraft facility	1,344	—
Line of credit	979	—
Mortgage note payable, current portion	—	94
Accrued expenses	4,851	4,186
Contract liabilities	2,226	8,829
Refund liabilities	2,417	695
Deferred gain on leaseback, current portion	289	—
Total current liabilities	18,586	18,914

Long term note payable, related party	5,304	5,304
Long term mortgage note payable, less current portion	—	3,256
Derivative liability	—	356
Deferred tax liabilities	1,922	2,414
Deferred gain on leaseback, less current portion	2,599	—
Other long-term liabilities	218	179
Total liabilities	28,629	30,423

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at December 31, 2018 or December 31, 2017	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,552,886 shares issued and outstanding at December 31, 2018 and 28,406,856 shares issued and outstanding at December 31, 2017	29	28
Additional paid-in capital	169,898	169,527
Accumulated deficit	(123,993)	(108,559)
Accumulated other comprehensive loss	(4,396)	(3,510)
Total stockholders' equity	41,538	57,486
Total liabilities and stockholders' equity	$70,167	$87,909

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share amounts)
	2018	2017	2016
Total revenues	$96,789	$83,275	$86,461
Cost of revenues	67,879	55,406	54,200
Gross profit	28,910	27,869	32,261
Operating expenses:
Selling, general and administrative	36,341	33,921	34,239
Depreciation and amortization	2,152	2,163	2,366
Research and development	2,802	2,525	2,016
Provision (credit) for bad debt	33	(13)	93
Impairment of goodwill and intangible assets	4,347	3,155	—
Other operating expenses	13	47	57
Total operating expenses	45,688	41,798	38,771
Loss from operations	(16,778)	(13,929)	(6,510)
Other (expense) income	(251)	234	(251)
Interest expense	(502)	(500)	(467)
Loss before taxes	(17,531)	(14,195)	(7,228)
Income tax (benefit) expense	(206)	(1,606)	38
Net loss	$(17,325)	$(12,589)	$(7,266)

Basic and diluted weighted average number of shares outstanding	28,517,339	22,397,865	20,897,812
Basic and diluted loss per common share	$(0.61)	$(0.56)	$(0.35)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	2018	2017	2016
Net loss	$(17,325)	$(12,589)	$(7,266)
Other comprehensive income (loss)
Foreign currency translation adjustment	(886)	2,080	(4,150)
Comprehensive loss	$(18,211)	$(10,509)	$(11,416)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2015	20,806,219	$21	$149,639	$(88,704)	$(1,440)	$59,516

Options granted for services and compensation	—	—	227	—	—	227
Common stock issued for exercises of options	718	—	—	—	—	—
Common stock issued for compensation, royalties, and services payments	109,911	—	308	—	—	308
Net loss for the year ended December 31, 2016	—	—	—	(7,266)	—	(7,266)
Other comprehensive loss	—	—	—	—	(4,150)	(4,150)
Balance, December 31, 2016	20,916,848	21	150,174	(95,970)	(5,590)	48,635
Issuance of common stock, net	7,392,856	7	18,898	—	—	18,905
Common stock issued for exercises of options	245	—	—	—	—	—
Common stock issued for compensation, royalties, and services payments	96,907	—	455	—	—	455
Net loss for the year ended December 31, 2017	—	—	—	(12,589)	—	(12,589)
Other comprehensive income	—	—	—	—	2,080	2,080
Balance, December 31, 2017	28,406,856	28	169,527	(108,559)	(3,510)	57,486

Cumulative effect of accounting change	—	—	—	1,891	—	1,891
Balance, January 1, 2018, adjusted	28,406,856	28	169,527	(106,668)	(3,510)	59,377

Common stock issued for compensation, services, and royalty payments	146,030	1	371	—	—	372
Net loss for the year ended December 31, 2018	—	—	—	(17,325)	—	(17,325)
Other comprehensive loss	—	—	—	—	(886)	(886)
Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

 (In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,325)	$(12,589)	$(7,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,103	1,009	925
Amortization of intangibles	1,902	1,841	1,923
Stock issued and stock to be issued for compensation, royalties and services	229	425	734
Non-cash gain and unrealized gain on derivative liability	(129)	(111)	(113)
Non-cash royalties, net (see Note 2 - Investment and note receivable)	(7)	(3)	19
Provision (credit) for bad debt expense	33	(13)	93
Deferred income taxes	(352)	(1,767)	(107)
Non-cash unrealized foreign currency loss (gain)	246	(362)	172
Impairment of goodwill and other intangible assets	4,347	3,155	—
Inventory reserves	1,592	138	312
Impairment of deposits and other assets	1,509	—	—
Loss on disposal of assets	13	47	57

(Increase) decrease in operating assets:
Trade accounts receivable	(3,841)	(1,150)	4,432
Inventories	(2,235)	(411)	(1,672)
Contract assets	(61)	591	(1,454)
Prepaid expenses and other current assets	(392)	(421)	105
Deposits and other assets	(59)	(506)	(25)
Increase (decrease) in operating liabilities:
Accounts payable	1,436	(1,163)	495
Accrued expenses	1,116	(464)	(518)
Refund liabilities	852	130	(30)
Contingent consideration	—	3	(54)
Contract liabilities	(2,260)	2,252	1,371
NET CASH USED IN OPERATING ACTIVITIES	(12,283)	(9,369)	(601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of building, net	7,720	—	—
Payment for restricted investment	(400)	—	—
Purchases of property and equipment	(1,042)	(893)	(824)
Proceeds from sale of property and equipment	—	8	27
Investment in other intangible assets	(492)	(638)	(850)
Investment in convertible notes receivable	(655)	—	—
Proceeds from notes receivable	19	39	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,150	(1,484)	(1,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	19,532	9,782	—
Payments on overdraft facility	(18,122)	(9,782)	—
Proceeds from line of credit	19,955	22,332	—
Payments on line of credit	(18,976)	(22,332)	—
Payments on capital lease obligations	(3)	(29)	(41)
Payments on mortgage note payable	(3,350)	(89)	(85)
Payment to closeout derivative liability	(227)	—	—
Payments on contingent consideration	(45)	(61)	(59)
Proceeds from sales of common stock, net of offering costs	—	18,905	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,236)	18,726	(185)

Effect of exchange rate changes on cash	225	156	(217)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,144)	8,029	(2,650)
Cash, cash equivalents and restricted cash at beginning of year	12,646	4,617	7,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$4,502	$12,646	$4,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$237	$158	$211
Interest paid, net of capitalized interest	$520	$500	$469
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued and issuable for royalties payable pursuant to product agreements, related party	$14	$16	$38
Common stock issued and to be issued for consulting services and compensation in common stock	$358	$439	$270
Exchange of investment in TPI in return for note receivable (Note 2)	$—	$—	$385
Accrued property and equipment purchases at December 31	$8	$27	$45
Accrued investment in other intangible assets at December 31	$55	$15	$48
Assets acquired via capital leases	$—	$—	$19

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

The Power and Electromechanical segment defines its product offerings into two categories: power supply solutions, which consists of external and embedded ac-dc power supplies, dc-dc converters, and advanced power supply solutions including the ICE products, and components including connectors, speakers, buzzers, and control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as consumer electronics, medical and defense, among others.

The Company’s Energy segment is made up of Orbital Gas Systems Ltd. (Orbital-UK) and Orbital Gas Systems, North America, Inc. (Orbital North America), collectively referred to as Orbital Gas Systems (Orbital). This business segment was formed when in April 2013, CUI Global acquired 100% of the capital stock of Orbital-UK, a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. In January 2015, CUI Global formed and opened Orbital Gas Systems, North America, Inc. a wholly owned subsidiary, to represent the Energy segment in the North American market. GasPT® and VE® Technology products are sold through Orbital.

During the year ended December 31, 2018, total revenues at CUI Global consisted of 79% from the Power and Electromechanical segment and 21% from the Energy segment.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on cost-to-cost type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Conditions

The continued delays in shipment of GasPTs on a significant project due to governmental delays and the related slower than expected acceptance of this new disruptive technology has caused a delay in our expected profitability.

The Company had losses of $17.3 million and cash used in operating activities of $12.3 million during the year ended December 31, 2018. As of December 31, 2018, our accumulated deficit is $124.0 million.

Management believes the Company's present cash flows will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue. The plan included obtaining a new long-term financing in the form of a new line of credit, and utilizing the cash received from our recent sale/leaseback of our Tualatin headquarters. As part of this plan the Company has obtained a firm commitment from Bank of American for a $10.0 million credit facility. The new line of credit is expected to close in April of 2019. For more information on the Company's new line of credit, see Note 16 Subsequent Events. In addition, as of December 31, 2018, the Company has unused availability of $2.0 million on its current line of credit and unused availability of $0.6 million under its Overdraft Facility. However, our new credit facility will replace these facilities. Including our cash balance, we further have $16.9 million of positive working capital primarily related to trade accounts receivable and our inventory less current liabilities that we will manage in the next twelve months to create positive cash flow. Considering the above factors and the new line of credit, management believes it is probable that management’s plans will be achieved and will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CUI Global, Inc. and its wholly owned subsidiaries CUI Inc., CUI Japan, CUI-Canada, CUI Properties, LLC, Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. hereafter referred to as the ‘‘Company.’’ Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, investment, note receivable, accounts receivable, contract assets, prepaid expense and other assets, accounts payable, accrued liabilities, contract liabilities, refund liabilities, and other liabilities reflected in the accompanying consolidated balance sheet approximate fair value at December 31, 2018 and 2017 due to the relatively short-term nature of these instruments. Mortgage debt and related notes payable approximate fair value based on current market conditions. The Company measures its derivative liability on a recurring basis using significant observable inputs (Level 2). The Company’s derivative liability is valued using a LIBOR swap curve. As of December 31, 2018, the mortgage debt and derivative liability were repaid and had zero balances.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2018 and 2017, the Company had $0.3 million and $0.9 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $68 thousand and $0.2 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2018 and 2017, the Company held $0.3 million and $0.1 million, respectively, in Japanese foreign bank accounts and $1 thousand and $0.1 million, respectively, in European foreign bank accounts and $67 thousand and $0.1 million, respectively, in Canadian bank accounts. In addition to the Company's unrestricted cash and cash equivalents, the Company has $523 thousand of long-term restricted cash on its balance sheet related to a contract guarantee. The restricted cash is classified as long term in nature because the contract guarantee extends to the end of 2021. Restricted cash is combined with other cash and cash equivalents in reconciling the change in cash on the Company's Consolidated Statements of Cash Flows.

Investments and Notes Receivable

Test Products International, Inc. ("TPI") is a provider of handheld test and measurement equipment. Through the acquisition of CUI Inc., the Company obtained 352,589 common shares (representing an 8.94% interest from January 1 to March 31, 2014 and 8.5% thereafter). Through September 30, 2015, CUI Global enjoyed a close association with TPI through common related parties, IED, Inc. and James McKenzie as well as through participation that allowed for a significant amount of influence over TPI’s business decisions. Accordingly, through September 30, 2015, for financial statement purposes, the Company recognized its investment in TPI under the equity method. Following a determination of reduction in influence and control, the investment was recorded using the cost method.

During the first quarter of 2016, the investment in TPI was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded interest income on the note of $17 thousand, $18 thousand and $19 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The interest receivable has been settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Finders-fee royalties of $10 thousand, $16 thousand and $37 thousand were earned by TPI in the years ended December 31, 2018, 2017 and 2016, respectively, and offset against the note receivable on a quarterly basis. Also, in 2018 and 2017, the Company received $19 thousand and $39 thousand, respectively, in cash payments against the note.  The balance on the note receivable at December 31, 2018 and 2017 was $318 thousand and $330 thousand, respectively. CUI Global reviewed the note receivable for non-collectability as of December 31, 2018 and concluded that no allowance was necessary.

During 2018, the Company made two strategic investments in convertible notes receivable with Virtual Power Systems ("VPS") for a total of $655 thousand. CUI Inc. is the exclusive third-party design and development provider of VPS's ICE (Intelligent Control of Energy) products. See Note 3, Investments and Fair Value Measurements for more information on these convertible notes.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales including present amounts due to contracts accounted for under cost-to-cost method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0.2 million and $0.1 million at December 31, 2018 and 2017, respectively, is considered adequate. The reserve in both periods considers aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Additionally, the Company maintains a foreign credit receivables insurance policy that covers many of the CUI Inc. foreign customer receivable balances in an effort to further reduce credit risk exposure.

Activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is as follows:

(In thousands)	For the Years ended December 31,
	2018	2017	2016
Allowance for doubtful accounts, beginning of year	$135	$151	$90
Charge (credit) to costs and expenses	33	(13)	93
Deductions	(1)	(3)	(32)
Allowance for doubtful accounts, end of year	$167	$135	$151

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2018, and 2017, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Manufactured inventory includes material, labor and overhead. Inventory by category consists of:

(In thousands)	As of December 31,
	2018	2017
Finished goods	$10,143	$10,792
Raw materials	4,200	3,287
Work-in-process	1,194	759
Inventory reserves	(2,495)	(946)
Total inventories	$13,042	$13,892

Activity in inventory reserves is as follows:

(In thousands)	For the Years ended December 31,
	2018	2017	2016
Inventory reserves, beginning of year	$946	$774	$483
Charge to costs and expenses	1,592	138	312
Other (deductions) additions	(43)	34	(21)
Inventory reserves, end of year	$2,495	$946	$774

In the fourth quarter of 2018, the Company recorded an additional inventory reserve of $1.4 million related to slow-moving inventory in the Energy segment.

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

Maintenance, repairs and minor replacements are charged to expenses when incurred. When buildings, improvements, furniture, equipment and vehicles are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations or as a deferred gain liability on the balance sheets.

Long-Lived Assets

Long-lived assets including finite-lived intangible assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized as the excess of the carrying amount over the fair value. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

In the fourth quarter of 2018, the Company determined that certain long-term prepaid assets classified on the balance sheet as deposits and other assets, which were reliant on future revenue within the Energy segment in order to be amortized to expense, did not have adequate forecasted revenue to justify the current valuation. This was primarily driven by the lack of substantial sales over the last two years within the Energy segment and uncertainty regarding the level of future sales. For that reason, the Company recorded a $1.5 million impairment to deposits and other assets and reclassified $0.1 million to prepaid assets. The amount reclassified to prepaid assets related to prepaid royalties associated with expected 2019 revenue.

In 2018, the Company also performed an undiscounted cash flows impairment analysis as prescribed under ASC 360 Property, Plant and Equipment on its long-lived fixed assets and its finite lived intangible assets at Orbital-UK due to an indication that the overall carrying value of the operating unit was not recoverable. Based upon that analysis, no impairment was identified for those assets. No impairments were recognized in 2017 or 2016.

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

Annual Test. The Company tests for impairment of indefinite-lived intangibles and Goodwill in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment for indefinite-lived assets at May 31, 2018, followed the guidance in ASC 350-30-35-18A and 18B.

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

As detailed in ASC 350-20-35-3A, in performing its testing for Goodwill as of May 31, 2018, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including Goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the Goodwill and considers all known events and circumstances that might trigger an impairment of Goodwill.

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

To test the Orbital-UK reporting unit for impairment as of May 31, 2018, the Company used a quantitative test. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2018. At that time, a key assumption related to the recoverability of the Orbital-UK reporting unit Goodwill was the resumption of delivery of GasPT product to one of our major customers and continued strengthening of our integration revenues. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a Goodwill impairment charge of $1.3 million during the second quarter of 2018.

December 2018 Interim Test. During the fourth quarter of 2018, the Company determined there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2018 were driven by a slower recovery in the Energy segment than originally forecasted. Actual GasPT revenue continued to lag behind forecasted revenue as acceptance of the technology continued to be slower than anticipated and delays associated with existing customer contracts that have not yet resumed. This slower than expected recovery, led to lower 2018 Energy segment revenue, operating income and cash flows than originally forecasted.

To test the Orbital-UK reporting unit for impairment, the Company used a quantitative test similar to the one used at May 31, 2018 with updated financial forecasts and assumptions based on the information available at December 31, 2018. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $3.1 million during the fourth quarter of 2018, which was a write-off of the remaining Energy segment goodwill. In addition, the reporting units in the Power and Electromechanical segment were also tested for impairment due to the overall decrease in market capitalization experienced in 2018.

As of December 31, 2018, there was goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

December 2017 Interim Test. During the fourth quarter of 2017, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2017 included a decline in the 2017 actual revenue, operating income and cash flows compared to previously forecasted results and a decline in the 2018 forecasted revenue, operating income and cash flows due in part to the longer than expected temporary halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

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

2016 Annual Test. In 2016, the analysis, determined there was no impairment necessary to goodwill. Through these reviews, management concluded there were no events or circumstances that triggered an impairment (and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year), therefore, no further analysis was necessary to prepare for goodwill impairment beyond the steps in 350-20-35-3C in accordance with current accounting guidance. On a periodic basis, we will also perform a quantitative analysis of goodwill impairment and in 2016, in addition to the qualitative analysis, we performed a quantitative analysis of goodwill impairment and concluded no impairment of goodwill was required.

Patent Costs

The Company estimates the patents it has filed have a future beneficial value; therefore it capitalizes the costs associated with filing for its patents. At the time the patent is approved, the patent costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, at that time the costs will be expensed.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At December 31, 2018 and December 31, 2017, accrued expenses of $4.9 million and $4.2 million, respectively, included $1.7 million and $1.9 million, respectively, of accrued compensation and $1.7 million and $1.3 million, respectively, of accrued inventory payable.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company had entered into one interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. During the years ended December 31, 2018, 2017 and 2016, the Company had a non-cash gain and unrealized gains of $129 thousand, $111 thousand, and $113 thousand, respectively, related to the derivative liabilities. During the year ended December 31, 2018, the Company paid $227 thousand to close out the interest rate swap in conjunction with the repayment of the related variable rate mortgage.

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

See Note 10 Stockholders' Equity for additional disclosure and discussion of the employee stock plan and activity.

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

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. CUI Inc., Orbital Gas Systems, North America, Inc., and CUI Global made total employer contributions, net of forfeitures, of $0.5 million, $0.4 million, and $0.4 million for 2018, 2017 and 2016, respectively.

Orbital-UK operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital-UK contributes to its plan the equivalent of 5% of the employee's salary and the employee has the option to contribute pre-tax earnings. Orbital-UK made total employer contributions of $0.3 million, $0.2 million and $0.3 million during 2018, 2017, and 2016, respectively.

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. The most significant impact was on Power and Electromechanical segment revenue with certain distribution customers that was previously recorded as “sell through." Under the new accounting guidance, we record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. For the Power and Electromechanical segment, their revenue is based upon the transfer of goods and satisfaction of its performance obligations as of a point in time. During the transition this had the effect of having a certain amount of revenue not recorded as revenue but as part of the cumulative effect of the accounting change. For the majority of contracts in the Energy segment, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on Energy segment revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax.

As a result of the adoption of ASC 606, the following items have been reclassified from the captions in the December 31, 2017 consolidated balance sheet included in our Form 10-K for the year ended December 31, 2017 to the captions in the December 31, 2017 consolidated balance sheet appearing herein:

Captions in December 31, 2017 consolidated balance sheet within Form 10-K	Reclassified to	Captions in December 31, 2017 consolidated balance sheet herein

Costs in excess of billings		Contract assets
Billings in excess of costs		Contract liabilities
Unearned revenue		Contract liabilities
Unearned revenue		Refund liabilities

Changes in these accounts as reclassified are reflected on the consolidated statement of cash flows for the years ended December 31, 2017 and 2016. As mentioned above, on January 1, 2018, we adopted ASC Topic 606 and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. We recognized the cumulative effect of initially applying ASC 606 as an adjustment to accumulated deficit in the balance sheet as of January 1, 2018 as follows:

(in thousands)	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018

Balance Sheet
Assets:
Inventories	$13,892	$(1,064)	$12,828
Contract assets	2,299	(516)	1,783
Total current assets	41,276	(1,580)	39,696
Total assets	$87,909	$(1,580)	$86,329

Liabilities:
Contract liabilities	$8,829	$(4,168)	$4,661
Refund liabilities	695	870	1,565
Total current liabilities	18,914	(3,298)	15,616
Deferred tax liabilities	2,414	(173)	2,241
Total liabilities	30,423	(3,471)	26,952

Stockholders' Equity:
Accumulated deficit	(108,559)	1,891	(106,668)
Total stockholders' equity	57,486	1,891	59,377

Total liabilities and stockholders' equity	$87,909	$(1,580)	$86,329

The impact of adoption on our consolidated balance sheet and consolidated statement of operations as of and for the year ended December 31, 2018 was as follows:

(In thousands, except per share amounts)	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Statement of Operations
Total revenues	$96,789	$91,417	$5,372
Cost of revenues	67,879	64,495	3,384
Gross profit	28,910	26,922	1,988
Loss from operations	(16,778)	(18,766)	1,988
Loss before taxes	(17,531)	(19,519)	1,988
Income tax (benefit) expense	(206)	(462)	256
Net loss	$(17,325)	$(19,057)	$1,732
Basic and diluted loss per common share	$(0.61)	$(0.67)	$0.06

(in thousands)	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)

Balance Sheet
Assets:
Inventories	$13,042	$17,578	$(4,536)
Contract assets	1,744	2,109	(365)
Total current assets	35,481	40,382	(4,901)
Total assets	$70,167	$75,068	$(4,901)

Liabilities:
Contract liabilities	$2,226	$12,203	$(9,977)
Refund liabilities	2,417	1,063	1,354
Total current liabilities	18,586	27,209	(8,623)
Deferred tax liabilities	1,922	1,823	99
Total liabilities	28,629	37,153	(8,524)

Stockholders' Equity:
Accumulated deficit	(123,993)	(127,616)	3,623
Total stockholders' equity	41,538	37,915	3,623
Total liabilities and stockholders' equity	$70,167	$75,068	$(4,901)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Power and Electromechanical segment

The Power and Electromechanical segment generates its revenue from two categories of products: power supply solutions - including external and embedded ac-dc power supplies, dc-dc converters, basic digital point of load modules, ICE (Intelligent Control of Energy) products enabled by the VPS patented software system and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense, among others. The production and delivery of these products are considered single performance obligations. Revenue is recognized when we satisfy a performance obligation and this occurs upon shipment and ownership transfer of our products to our customers at a point in time.

Energy segment

The Energy segment subsidiaries, collectively referred to as Orbital Gas Systems (Orbital), generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries, among others.

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

For our service contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.

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

Activity in the current contract liabilities for the year ended December 31, 2018 was as follows:

(In thousands)
Current contract liabilities - January 1, 2018	$4,661
Long-term contract liabilities - January 1, 2018 (1)	84
Total contract liabilities - January 1, 2018	$4,745

Total contract liabilities - January 1, 2018	$4,745
Contract additions, net	2,168
Revenue recognized	(4,356)
Translation	(202)
Total contract liabilities - December 31, 2018	$2,355

Current contract liabilities - December 31, 2018	$2,226
Long-term contract liabilities - December 31, 2018 (1)	129
Total contract liabilities - December 31, 2018	$2,355

(1) Long-term contract liabilities are included in Other long-term liabilities on the Consolidated Balance Sheets.

Refund Liabilities and Corresponding Inventory Adjustment

Refund liabilities primarily represent estimated future new product introduction returns and estimated future scrap returns. Estimated future returns and allowances are reserved based on historical return rates. In addition to the refund liabilities recorded for future returns, the Company also records an adjustment to inventory and corresponding adjustment to cost of revenue for the Company's right to recover products from customers upon settling the refund liability.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2018, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

Any adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized on a cumulative catch-up basis in the period they become known, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For separately priced extended warranty or product maintenance performance obligations, when estimates of total costs to be incurred on the performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 84% of revenues for the year ended December 31, 2018. The majority of our revenue recognized at a point in time is in our Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product introduction returns and scrap return allowances primarily in our Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

The following table presents our revenues disaggregated by revenue source for the year ended December 31, 2018:

(In thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$43,795	$—	$43,795
Direct Sales	32,652	20,342	52,994
Total revenues	$76,447	$20,342	$96,789

The following table presents our revenues disaggregated by timing of revenue recognition for the year ended December 31, 2018:

(In thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$76,447	$4,391	$80,838
Revenues recognized over time	—	15,951	15,951
Total revenues	$76,447	$20,342	$96,789

The following table presents our revenues disaggregated by region for the year ended December 31, 2018:

(In thousands)	Power and Electromechanical	Energy	Total

North America	$58,006	$4,311	$62,317
Europe	4,195	15,620	19,815
Asia	13,727	205	13,932
Other	519	206	725
Total revenues	$76,447	$20,342	$96,789

Revenue Recognition - 2017 and 2016

As discussed above, ASC 606 was adopted on a modified retrospective basis and accordingly the 2017 and 2016 financial statements were not restated for ASC 606. For 2017 and 2016, revenue was recognized as follows.

Power and Electromechanical segment

Product revenue was recognized in the period when persuasive evidence of an arrangement with a customer existed, the products were shipped and title had transferred to the customer, the price was fixed or determinable, and collection was reasonably assured. The Company sells to distributors pursuant to distribution agreements that have certain terms and conditions such as the right of return and price protection, which inhibited revenue recognition unless they could be reasonably estimated as we could not assert the price was fixed and determinable and estimate returns. For one distributor that comprises 26% of consolidated revenue in 2017, we had such history and ability to estimate and therefore recognized revenue upon sale to the distributor and recorded a corresponding reserve for the estimated returns. For three other distributor arrangements that represented a combined 15% of revenue in 2017, we recognized revenue on a sell-through basis, and accordingly deferred revenue and the related costs until such time as the distributor resold the product.

Energy segment

For production-type contracts meeting the Company’s minimum threshold, revenues and related costs on these contracts were recognized using the ‘‘percentage of completion method’’ of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (‘‘ASC 605-35’’). Under this method, contract revenues and related expenses were recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs included direct material, direct labor, subcontract labor and any allocable indirect costs. The Company captured certain job costs as work progressed, including labor, material and costs not invoiced. Margin adjustments were made as information pertaining to contracts changed. All un-allocable indirect costs and corporate general and administrative costs were charged to the periods as incurred. The amount of costs not invoiced were captured to ensure an estimated margin consistent with that expected at the completion of the project. In the event a loss on a contract was foreseen, the Company recognized the loss when it was determined. Contract costs plus recognized profits were accumulated as deferred assets, and billings and/or cash received were recorded to a deferred revenue liability account. The net of these two accounts for any individual project was presented as ‘‘Costs in excess of billings,’’ an asset account, or ‘‘Billings in excess of costs,’’ a liability account.

Production-type contracts that did not qualify for use of the percentage of completion method were accounted for using the ‘‘completed contract method’’ of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs were accumulated as deferred assets, and billings and/or cash received was recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits were recognized in operations until the period within which completion of the contract occurred. A contract was considered complete when all costs except insignificant items were incurred; the equipment was operating according to specifications and was accepted by the customer.

For product sales in the Energy segment, revenue was recognized in the period when persuasive evidence of an arrangement with a customer existed, the products were shipped and title had transferred to the customer, the price was fixed or determinable, and collection was reasonably assured.

Revenues from warranty and maintenance activities were recognized ratably over the term of the warranty and maintenance period and the unrecognized portion was recorded as deferred revenue.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales, and were approximately $27 thousand, $17 thousand, and $23 thousand, for the years ended December 31, 2018, 2017 and 2016, respectively. The Company expenses inbound shipping and handling costs as cost of revenues.

Warranty Reserves

A warranty reserve liability is recorded based on estimates of future costs on sales recognized. At December 31, 2018 and 2017, the balance of approximately $37 thousand and $40 thousand, respectively, for warranty reserve liability is included in accrued expenses on the balance sheet.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 were $2.0 million, $1.8 million, and $1.7 million, respectively. In addition to these advertising costs, the Company also incurs advertising related costs for advertising completed in partnership with its distributors. These costs are offset against revenues. During 2018, 2017 and 2016, the advertising costs offset against revenues were $0.6 million, $0.3 million, and $0.3 million, respectively.

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

Valuation allowances have been established against all domestic based deferred tax assets and U.K. based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  In future periods, tax benefits and related domestic and U.K. deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company has not provided for valuation allowances on deferred tax assets in any other jurisdiction.

The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense.

CUI Global files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2018, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to USA examination for years prior to 2015.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2018, 2017 and 2016, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for each of the three years were excluded from the calculation of diluted net loss per share. Accordingly, diluted net loss per share is the same as basic net loss per share for 2018, 2017 and 2016. The weighted average shares outstanding included 1,844; 63,602 and 25,811 of shares that are considered outstanding, but unissued as of December 31, 2018, 2017 and 2016, respectively, for shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT devices and unpaid equity share bonuses in 2017 and 2016.

The following table summarizes the number of stock options outstanding excluding amounts applicable to contingent conversion option, which may dilute future earnings per share:

	As of December 31,
	2018	2017	2016
Options, outstanding	923,898	964,180	966,681

Any common shares issued as a result of stock options would come from newly issued common shares as granted under our equity incentive plans.

The following is the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except share and per share amounts)	2018	2017	2016
Net loss	$(17,325)	$(12,589)	$(7,266)
Basic and diluted weighted average number of shares outstanding	28,517,339	22,397,865	20,897,812
Basic loss per common share	$(0.61)	$(0.56)	$(0.35)
Diluted loss per common share	$(0.61)	$(0.56)	$(0.35)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2018, 2017 and 2016 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

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

The following information represents segment activity as of and for the year ended December 31, 2018:

(In thousands)	Power and Electro- mechanical	Energy	Other	Total
Revenues from external customers	$76,447	$20,342	$—	$96,789
Depreciation and amortization (1)	1,480	1,525	—	3,005
Interest expense	221	23	258	502
Impairment of goodwill and other intangible assets	—	4,347	—	4,347
Income (loss) from operations	5,332	(17,168)	(4,942)	(16,778)
Segment assets	45,553	19,034	5,580	70,167
Other intangibles assets, net	8,547	5,314	—	13,861
Goodwill	13,089	—	—	13,089
Expenditures for segment assets (2)	1,299	235	—	1,534

The following information represents segment activity as of and for the year ended December 31, 2017:

(In thousands)	Power and Electro- mechanical	Energy	Other	Total
Revenues from external customers	$64,432	$18,843	$—	$83,275
Depreciation and amortization (1)	1,505	1,345	—	2,850
Interest expense	249	1	250	500
Impairment of goodwill and other intangible assets	3	3,152	—	3,155
Income (loss) from operations	2,355	(11,366)	(4,918)	(13,929)
Segment assets	49,392	26,512	12,005	87,909
Other intangibles assets, net	8,899	6,669	—	15,568
Goodwill	13,092	4,549	—	17,641
Expenditures for segment assets (2)	955	576	—	1,531

The following information represents segment activity as of and for the year ended December 31, 2016:

(In thousands)	Power and Electro- mechanical	Energy	Other	Total
Revenues from external customers	$58,403	$28,058	$—	$86,461
Depreciation and amortization (1)	1,445	1,401	2	2,848
Interest expense	221	6	240	467
Income (loss) from operations	645	(1,676)	(5,479)	(6,510)
Segment assets	49,830	29,632	381	79,843
Other intangibles assets, net	9,262	6,939	—	16,201
Goodwill	13,083	7,042	—	20,125
Expenditures for segment assets (2)	1,032	642	—	1,674

(1)

For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization totals included $0.9 million, $0.7 million and $0.5 million, respectively that were classified as cost of revenues in the Consolidated Statements of Operations.

(2)	Includes purchases of property, plant and equipment and investment in other intangible assets.

The following information represents revenue by country:

	For the Years Ended December 31,
(In thousands)	2018		2017		2016
	Amount	%	Amount	%	Amount	%
USA	$59,319	61%	$50,875	61%	$46,514	54%
United Kingdom	15,185	16%	14,522	17%	17,337	20%
China	5,463	6%	5,381	7%	5,930	7%
All Others	16,822	17%	12,497	15%	16,680	19%
Total	$96,789	100%	$83,275	100%	$86,461	100%

The following information represents long-lived assets (excluding deferred tax assets) by country:

	As of December 31,
(In thousands)	2018	2017
USA	$23,544	$27,662
United Kingdom	9,647	17,739
Other	1,495	1,232
	$34,686	$46,633

Reclassifications

Certain reclassifications have been made to the 2017 consolidated balance sheet, and 2017 and 2016 statements of operations and statements of cash flows in order to conform to the 2018 presentation.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements and will adopt the standard in 2020.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company does not expect there to be a material impact of this ASU on its consolidated financial statements and will adopt the standard in 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (‘‘ASU 2016-02’’). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. We will adopt the standard in the first quarter of 2019. As part of the transition, we will utilize the effective date method of implementation. Under the effective date method, we will include the new required disclosures for the current period and provide the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, we will elect to utilize the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classifications and allow us to exclude leases with an initial term of 12 months or less from being recorded on the Company's balance sheet; we will recognize lease expense for these short-term leases on a straight-line basis over the lease term.

Upon adoption, we expect to record a right-of-use asset and a corresponding lease liability for the Company's operating leases where the Company is the lessee. The potential effect on the Company's consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. The present value of future minimum lease payments totaled $7.8 million as of December 31, 2018. In addition, we will have a $2.9 million adjustment to retained earnings at January 1, 2019 as a result of recognizing the gain on the sale-leaseback transaction. We do not expect material changes to the recognition of operating lease expense in the Company's consolidated statements of operation.

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2018 and December 31, 2017, respectively, was as follows:

(In thousands)
December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificate of deposit - restricted cash	523	—	—	523
Certificate of deposit - restricted investment (1)	400	—	—	400
Convertible notes receivable	—	—	655	655
Total assets	$939	$—	$655	$1,594

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Total assets	$16	$—	$—	$16
Derivative instrument payable	$—	$356	$—	$356
Contingent consideration	—	—	45	45
Total liabilities	$—	$356	$45	$401

(1) Investment is a 12-month certificate of deposit classified as available for sale and included in Deposits and other assets on the balance sheet.

Fair Value Measurements

Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Contingent	Convertible Notes
	Consideration	Receivable
Balance at December 31, 2017	$45	$—
Payments	(45)	—
Investments	—	655
Fair value adjustments	—	—
Balance at December 31, 2018	$—	$655

There were no transfers between Level 3 and Level 2 in 2018 as determined at the end of the reporting period. The convertible notes receivable balance is with Virtual Power Systems ("VPS"). The convertible notes receivable are considered a restricted security. The fair value measurement of a restricted security includes consideration of whether the restriction would be factored in by market participants in pricing the asset. The fair value of a restricted security could be based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of the restriction. The adjustment would reflect the amount market participants would demand because of the risk relating to the inability to access a public market for the security for the specified period. The Company concluded based on the history of VPS having raised substantial funds under its bridge loan/purchase agreement prior to and subsequent to CUI’s investments, that the value of the notes have neither increased significantly or decreased significantly. While VPS continues to grow and continues to develop and sell its products, it is reasonable to conclude that the value of VPS is increasing. However, since VPS continues to sell restricted convertible notes, it is also a consideration that the value per note has been diluted somewhat as well. We have concluded that any dilution has been offset by the increased value of VPS. This is evidenced by the fact that VPS continues to be able to market and sell its restricted securities at the same terms as CUI had participated previously in. Since there are not unrestricted securities with similar terms to the restricted ones that CUI has invested in, we have concluded, that the fair value of CUI’s convertible notes receivable with VPS remain the face value of the initial investments of $500,000 and $155,000 plus the accrued interest earned through December 31, 2018.

The contingent consideration liability was associated with the acquisition of Tectrol in March 2015 and represented the present value of the expected future contingent payments based on revenue projections of select Tectrol legacy products. The inputs used to measure the convertible notes receivable and the contingent consideration are classified as Level 3 within the valuation hierarchy. These valuations are not supported by market criteria.

The Company's valuation of the contingent consideration reflected the Company’s internal revenue forecasts. Since the valuation was not supported by market criteria, the valuation was completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value was based on actual and reasonably estimated future revenues. The contingent consideration was fully satisfied in 2018.

The fair values of the reporting units subject to the Company’s quantitative impairment analysis were determined utilizing a blend of a market and an income approach to determine the estimated fair values of the reporting units, as discussed in Note 2. The fair value measurements and models were classified as non-recurring Level 3 measurements.

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	At December 31,
(In thousands)	2018	2017
Land	$382	$1,205
Buildings and improvements	4,085	8,476
Equipment	5,740	5,716
Property and equipment, gross	10,207	15,397
Less accumulated depreciation	(4,234)	(4,155)
Property and equipment, net	$5,973	$11,242

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $1.0 million, and $0.9 million, respectively.

During the year ended December 31, 2018, the Company disposed of $5.7 million of property and equipment with an accumulated depreciation at disposal of $0.9 million. Included in disposals in 2018, was the sale of the Company's headquarters building. The building sale was for $8.1 million with a ten-year lease back and, accordingly, included a deferred gain of $2.9 million that was net of $0.4 million of sale-related expenses.

During the year ended December 31, 2017, the Company disposed of $0.3 million of property and equipment with an accumulated depreciation at disposal of $0.3 million.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2018 and 2017, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

				December 31, 2018		Identifiable Intangible	December 31, 2017		Identifiable Intangible
(In thousands)	*Estimated			Gross		Assets, less	Gross		Assets, less
	Useful			Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life (years)			Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets
Power and Electromechanical Segment:
Trademark and trade name - V-Infinity		5		$1,095	$(1,095)	$—	$1,095	$(1,095)	$—
Trademark and trade name - AMP Group		3		28	(28)	—	27	(23)	4
Trademark and trade name - CUI-Canada		3		128	(128)	—	128	(121)	7
Technology rights	7	and	20**	1,291	(746)	545	1,291	(578)	713
Computer software	3	to	5	956	(857)	99	971	(850)	121
Product certifications		3		1,667	(1,187)	480	1,412	(820)	592
Customer relationships - CUI-Canada		7		267	(146)	121	267	(108)	159
Other intangible assets		***		114	(114)	—	114	(113)	1
Total Power and Electromechanical Segment				5,546	(4,301)	1,245	5,305	(3,708)	1,597

Energy Segment:
Order backlog		2		2,837	(2,837)	—	3,006	(3,006)	—
Trade name - Orbital-UK		10		1,526	(877)	649	1,616	(768)	848
Customer list - Orbital-UK		10		5,931	(3,411)	2,520	6,284	(2,985)	3,299
Technology rights		20		318	(173)	145	337	(150)	187
Technology-Based Asset - Know How		12		2,403	(1,151)	1,252	2,546	(1,008)	1,538
Technology-Based Asset - Software		10		521	(300)	221	552	(262)	290

Computer software	3	to	5	667	(140)	527	520	(13)	507
Other intangible assets		***		—	—	—	—	—	—
Total Energy Segment				14,203	(8,889)	5,314	14,861	(8,192)	6,669

Indefinite-lived intangible assets
Power and Electromechanical Segment:
Trade mark and trade name - CUI Inc.				4,893	—	4,893	4,893	—	4,893
Customer list - CUI Inc.				1,857	—	1,857	1,857	—	1,857
Patents pending - Technology				552	—	552	552	—	552
				7,302	—	7,302	7,302	—	7,302
Total Identifiable other intangible assets				$27,051	$(13,190)	$13,861	$27,468	$(11,900)	$15,568

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

Intangible asset amortization by category was as follows:

	For the Years Ended December 31,
(In thousands)	2018	2017	2016

Trademarks and trade name	172	316	434
Customer lists/relationships	660	638	669
Technology rights	201	198	193
Technology-based assets	264	255	269
Computer software	191	83	76
Product certifications	413	343	260
Other intangibles	1	8	22
Total amortization	$1,902	$1,841	$1,923

Estimated future amortization by category of finite-lived intangible assets at December 31, 2018 was as follows:

	For the Years Ending December 31,
(In thousands)	2019	2020	2021	2022	2023	2024 and thereafter	Totals
Trademarks and trade name	$153	$153	$153	$153	$37	$—	$649
Customer lists/relationships	631	631	631	600	148	—	2,641
Technology rights	191	183	183	65	28	40	690
Technology-based assets	252	252	252	252	214	251	1,473
Computer software	222	197	110	77	20	—	626
Product certifications	287	154	39	—	—	—	480
Other intangibles	—	—	—	—	—	—	—
Total amortization	$1,736	$1,570	$1,368	$1,147	$447	$291	$6,559

Management reviews other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2018, management has evaluated the finite-lived and indefinite-lived intangible assets and believes no impairment exists.

The following table reflects the carrying amount of goodwill as of December 31, 2018 and 2017, and the 2018 and 2017 activity:

(In thousands)	Power and Electro - mechanical	Energy	Other	Total
Balance, December 31, 2016	$13,083	$7,042	$—	$20,125
Currency translation adjustments	9	659	—	668
Goodwill impairment	—	(3,152)	—	(3,152)
Balance, December 31, 2017	13,092	4,549	—	17,641
Currency translation adjustments	(3)	(202)	—	(205)
Goodwill impairment	—	(4,347)	—	$(4,347)
Balance, December 31, 2018	$13,089	$—	$—	$13,089

See Note 2 Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for information on the impairment to goodwill in 2018 and 2017.

6.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

At December 31, 2018 and 2017, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts, which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2018 and 2017, no foreign currency forward exchange contracts were outstanding.

In conjunction with the mortgage note payable for the purchase of the headquarters facility completed in 2013, the Company entered into a Swap Transaction Confirmation agreement effective October 1, 2013, which had a maturity date of ten years incorporating the terms and definitions of the International Swaps and Derivatives Association, Inc. (ISDA) that effectively fixed our effective annual interest rate at 6.27%.

In December 2018, the Company closed out the swap upon the sale and leaseback of the Company's headquarters since the underlying mortgage note payable was paid off.

The amount of gain recognized in income on the statement of operations is summarized below:

	Location of Gain
	Recognized in Income	For the Years Ended December 31,
(In thousands)		2018	2017	2016
Interest rate swap:	Other income (expense)	$129	$111	$113

7.          NOTES PAYABLE

Notes payable is summarized as follows:

	As of December 31,
(In thousands)	2018	2017
(a) Mortgage note payable	$—	$3,350
(b) Acquisition Note Payable - related party	5,304	5,304
Ending balance	$5,304	$8,654

(a)

On October 1, 2013, the funding of the purchase of the Company’s Tualatin, Oregon corporate offices from Barakel, LLC was completed. The purchase price for this asset was $5.1 million. The purchase was funded, in part, by a promissory note payable to Wells Fargo Bank in the amount of $3.7 million plus interest at the rate of 2% above LIBOR, payable over ten years with a balloon payment due at maturity. It was secured by a deed of trust on the purchased property, which was executed by CUI Properties, LLC and guaranteed by CUI Global, Inc. During 2018 and 2017, the Company made principal payments of approximately $3.4 million and $89 thousand, respectively, against the mortgage promissory note payable. In December 2018, this note was paid off as part of a sale-leaseback transaction. At December 31, 2017, the balance owed on the mortgage promissory note payable was $3.4 million of which $94 thousand and $3.3 million were in current and long-term liabilities, respectively.

(b)

The note payable to International Electronic Devices, Inc. (IED) (formerly CUI Inc.) is associated with the acquisition of CUI Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2018, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

The following table details the maturity of the notes payable for CUI Global, Inc.:

(In thousands)
As of December 31, 2018
2019	$—
2020	5,304
2021	—
2022	—
2023	—
Thereafter	—
Total	$5,304

8.          WORKING CAPITAL LINE OF CREDIT AND OVERDRAFT FACILITY

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with the following terms:

(In thousands)
Credit Limit	December 31, 2018 Balance	Expiration Date	Interest rate
£1,500 pounds sterling ($1,910 at December 31, 2018)	$1,344	October 5, 2021	Base rate plus a 2.25% margin (2.5% as of December 31, 2018).

The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems, Ltd.

CUI, Inc. and CUI-Canada have a line of credit (LOC) whose terms with Wells Fargo Bank are as follows:

(In thousands)
Credit Limit		December 31, 2018 balance		Expiration Date	Interest rate
$5,000	(1)	$979	(2)	June 1, 2019	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or variable rate at 2.25% above the daily one-month LIBOR rate.

(1) $2 million of the line of credit is reserved to guarantee the obligation of Orbital Gas Systems, Ltd. under its Overdraft Facility.

(2) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI Inc's draw on its line of credit. The balance shown above includes the effect of a $27 thousand negative book cash balance at CUI Inc. as of December 31, 2018.

At December 31, 2018, the LOC is secured by the following collateral via a security agreement on CUI Inc. and CUI-Canada:

(In thousands)
CUI Inc. and CUI-Canada General intangibles, net	$8,546
CUI Inc. and CUI-Canada Accounts receivable, net	9,102
CUI Inc. and CUI-Canada Inventory, net	11,403
CUI Inc. and CUI-Canada Equipment, net	1,438

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI Inc./CUI-Canada limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. Since the maturity date is June 1, 2019, which is less than one year in the future, the LOC is classified as short term.

The LOC contains certain financial covenants. Under the terms of CUI Inc./CUI-Canada's credit agreement with Wells Fargo Bank, the Company incurred a specified default limited to the breach of the EBITDA financial covenant of CUI Global as the guarantor for the fiscal quarter ended December 31, 2018. CUI Inc./CUI-Canada has received a forbearance of this event of default through April 30, 2019, subject to certain terms and conditions. Under the terms of the forbearance, CUI Inc./CUI-Canada has agreed to terminate the Orbital Gas Systems Ltd. overdraft facility with Wells Fargo Bank’s London branch by April 30, 2019. In efforts to replace the Wells Fargo Bank credit facilities, on March 13, 2019, CUI Inc. and CUI-Canada entered into and signed a firm commitment letter received from Bank of America for a new two-year credit facility for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility would also include a $3 million sub-limit for use by CUI-Global non-loan party subsidiaries as a reserve under the borrowing base. The credit facility is to provide for working capital and general corporate purposes. The credit facility would provide up to $10 million in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest will be based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company expects to close on the credit agreement in April 2019.

9.          COMMITMENTS AND CONTINGENCIES

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

Commissions, Royalty and License Fee Agreements

The Company has minimum commitments under certain royalty agreements. Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. We deal with a number of independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees in order to maintain technical rights and exclusivity. As of December 31, 2018 and 2017, $17 thousand and $36 thousand, respectively, was accrued for royalty and license fees payable in accrued expenses.

External Sales Representative Commissions

Commissions to external sales representatives are paid in accordance with their related agreements, either on a monthly or annual basis. As of December 31, 2018 and 2017, $0.3 million and $0.3 million, respectively, was accrued for commissions to external sales representatives, and is reported as a current liability in accrued expenses.

Employment Agreements

As of the year ended December 31, 2018, the following employment agreements were in place:

William J. Clough, President/Chief Executive Officer and General Counsel of CUI Global, Inc., Chief Executive Officer of all CUI Global subsidiaries

Mr. Clough is employed under a multi-year employment contract with the Company, which became effective July 1, 2013, and which was recently extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $560 thousand, and includes bonus provisions for each calendar year up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $30 thousand, $33 thousand, and $29 thousand, respectively, for compensation owed to Mr. Clough.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries, Chief Operating Officer of the Energy Division

Mr. Ford is employed under a multi-year employment contract with the Company, which became effective July 1, 2013 and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $350 thousand, an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $21 thousand, $22 thousand, and $19 thousand, respectively, for compensation owed to Mr. Ford.

Matthew M. McKenzie, President of CUI Inc., Chief Operating Officer of the Power and Electromechanical Division and Corporate Secretary of CUI Global, Inc.

Mr. McKenzie is employed under a multi-year employment contract with the Company, which became effective July 1, 2013 and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $320 thousand, an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the Power and Electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $18 thousand, $12 thousand, and $5 thousand, respectively, for compensation owed to Mr. McKenzie.

Paul D. White, President of Orbital Gas Systems, Limited

Mr. White is employed under a three-year employment contract with the Company through December 1, 2020 and provides, in relevant part, for an initial annual salary of $225 thousand in year 1 along with a $30 thousand one-time signing bonus, and increases to $250 thousand and $275 thousand in years 2 and 3, respectively, a severance of the Executive’s salary for the remainder of his severance term upon termination, bonus provisions to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance at Orbital-UK. Mr. White served as President of Orbital Gas Systems, Ltd. since July 2017, initially in a consulting role. Upon accepting the permanent role of President of Orbital Gas Systems, Ltd. effective December 1, 2017, Mr. White ceased to be independent as a director of the Company. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved on an ongoing basis based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. White following the period in which the bonus is earned. At December 31, 2018 and 2017, there was an accrual of $155 thousand, and $40 thousand, respectively, for compensation owed to Mr. White.

Leases

CUI executed a sale-leaseback transaction of its Tualatin, OR headquarters facility in December of 2018. There was $16 thousand of rent expense associated with this lease in 2018, and monthly rent expense in 2019 will be approximately $51 thousand per month.

Orbital-UK has a number of leases, on vehicles, equipment, and on accommodations for visiting personnel. During the year ended December 31, 2018, the total monthly rent on these leases was approximately $32 thousand.

In January 2015, the Company rented office and warehouse space in Houston, TX for its Orbital North America operations. During the year ended December 31, 2017, the monthly rent of this lease, which terminated in January 2018, was approximately $10 thousand. In November 2017, the Company relocated to another rented office and warehouse space in Houston, TX. Rent expense on this lease is approximately $30 thousand per month.

In March 2015, as part of the Tectrol acquisition, the Company leased the Toronto facility. During the year ended December 31, 2018, the monthly rent of this lease was approximately $34 thousand dollars per month.

Additionally, CUI Japan leases office space. During the year ended December 31, 2018, the monthly base rent of this lease was approximately $3 thousand.

Rental expense was $1.2 million, $0.9 million, and $0.8 million in 2018, 2017 and 2016, respectively, and is included in selling, general and administrative on the statement of operations.

Future minimum operating lease obligations are as follows:

(In thousands)	As of December 31, 2018
2019	$1,482
2020	1,129
2021	1,031
2022	1,013
2023	605
Thereafter	3,307
Total	$8,567

10.          STOCKHOLDERS’ EQUITY

Common Stock Dividend Restrictions

As of December 31, 2018, there are no restrictions on common stock dividends. Also, at December 31, 2018 and 2017, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances

(Dollars in thousands)
Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value or net proceeds recorded at issuance
January, April, July and October 2018	Vested restricted common stock	Expense	Four board members	Director compensation	72,157	$175
January and July 2018	Common stock	Expense	Three Employees	Approved bonuses	68,118	183	(1)
July and December 2018	Common stock	Expense	Related Party, James McKenzie	Pursuant to royalty agreement	5,755	14	(1)
Total 2018 issuances					146,030	$372	(2) (3)
							(11)

January, April, August and October 2017	Vested restricted common stock	Expense	Four board members	Director compensation	49,980	$200
January, February and June 2017	Common stock	Expense	Three Employees	Approved bonuses	28,634	182	(4)
January and December 2017	Common stock	Expense	Related party, James McKenzie	Pursuant to royalty agreement	3,293	16	(4)
January and February 2017	Common stock	Expense	Two Employees	Cashless stock option exercises	245	—	(5)
May 2017	Common stock	Prepaid expense/expense	Third-party consultant	Strategic investor marketing services	15,000	57	(6)
October 2017	Common stock	Cash	Various third-party shareholders	Equity raise	7,392,856	18,905
Total 2017 issuances					7,490,008	$19,360	(7)

January, April, July and October 2016	Vested restricted common stock	Expense	Five board members	Director compensation	46,854	$267	(8)
January and July 2016	Vested restricted common stock	Expense	Four Employees	Approved bonuses	56,782	381	(9)
January, March September and December 2016	Common stock	Expense	Related party, James McKenzie	Pursuant to royalty agreement	6,275	38
February and April 2016	Common stock	Expense	Three Employees	Cashless stock option exercise	718	—	(5)
Total 2016 issuances					110,629	$686	(10)

(1)	Includes bonus and royalty of $170 thousand that was accrued and expensed in 2017.
(2)	Total excludes $3 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2018.
(3)	Excludes $24 thousand of stock compensation for stock issued in 2017 that was amortized from prepaid expense in 2018.
(4)	Includes bonuses and royalty of $176 thousand that were accrued and expensed in 2016.
(5)	The Company received $0 for the issuance in the cashless option exercises.
(6)	Amount includes $24 thousand that was included in prepaid expense at December 31, 2017.
(7)	Does not include stock expense of $170 thousand included in accrued liabilities at December 31, 2017 for unissued stock.
(8)	Includes $38 thousand of stock-based expense related to 2015 director fees accrued and expensed in the fourth quarter of 2015.
(9)	Bonuses of $366 thousand were accrued and expensed in the fourth quarter of 2015.
(10)	Does not include stock expense of $176 thousand included in accrued liabilities at December 31, 2016.
(11)

The second phase of a 2014 consulting agreement could result in up to an additional 150,000 shares of common stock being granted subject to sales related performance criteria being achieved. At December 31, 2018, those criteria have not been achieved and no shares have been granted for the second phase of the agreement.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

On October 23, 2017, the Company closed on an underwritten public offering of 7,392,856 shares at a public offering price of $2.80 per share, including 964,285 shares sold at the public offering price pursuant to the underwriter's exercise in full of its option to purchase additional shares to cover over-allotments. The net proceeds to CUI Global (after deducting underwriting discount and other expenses payable by the Company) were approximately $18.9 million. The Company has used the net proceeds from the offering primarily for general corporate purposes, which includes operating expenses, working capital to improve and promote its commercially available products, advance product candidates, to expand international presence and commercialization.

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

The 2008 Equity Incentive Plan provides for the issuance of incentive stock options (ISOs) and Non-Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under both plans have a maximum duration of ten years.

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

During the years ended 2018, 2017 and 2016, the Company recorded expense for services and compensation in the amount of $0, $0 and $0.2 million, respectively, for stock options that the requisite service was performed during the year. The compensation expense was recorded over the vesting period based upon fair market value of the options using the Black-Scholes option model in accordance with FASB ASC 718 as discussed in section Employee Stock Options.

All expense related to option awards was fully recognized as of December 31, 2016.

A summary of the options issued to employees and directors and changes during the years are presented below:

	For the Year Ended December 31, 2016
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	970,847	$6.32	6.54	$850
Exercised	(2,333)	5.46		4
Expired	(1,833)	5.40
Balance at end of year	966,681	$6.32	5.55	751
Exercisable	966,681	$6.32	5.55	751

	For the Year Ended December 31, 2017
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	966,681	$6.32	5.55	$751
Exercised	(2,001)	5.70
Expired	(500)	4.58
Balance at end of year	964,180	$6.32	4.56	—
Exercisable	964,180	$6.32	4.56	—

	For the Year Ended December 31, 2018
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	964,180	$6.32	4.56	$—
Expired	(40,282)	6.47
Balance at end of year	923,898	$6.32	3.64	—
Exercisable	923,898	$6.32	3.64	—

As of December 31, 2018 and 2017, and 2016 all issued and outstanding stock options were fully vested. There were no options granted during 2018, 2017 or 2016. As of December 31, 2018, there are no remaining shares available to grant under these equity incentive plans.

11.      RELATED PARTY TRANSACTIONS

The Company has a $0.3 million short-term note receivable related to a former ownership interest in Test Products International (‘‘TPI’’). For further details regarding TPI, see Note 2 discussion - Investment and Note Receivable.

During 2018, 2017 and 2016, $0.3 million, $0.3 million and $0.3 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, see Note 7 Notes Payable, for further details.

Chief Executive Officer, and Chairman of the Board of Directors, William J. Clough’s son Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company, and as Chief Sales Officer for the Energy Division. In 2018, 2017, and 2016, Mr. Clough received an aggregate salary of $213 thousand, $200 thousand, and $188 thousand, respectively, and received a cash bonus of $150 thousand, $150 thousand and $113 thousand in fiscal 2018, 2017, and 2016, respectively. He also received stock compensation in 2016 valued at $50 thousand, and other benefits valued at $49 thousand, $41 thousand and $30 thousand in 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there was an accrual of $13 thousand and $13 thousand, respectively, for compensation accrued to Nicholas Clough. Nicholas Clough does not report to the Chief Executive Officer nor does the Chief Executive Officer have input regarding Mr. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any related-party bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of independent members of the Company’s Board of Directors.

Orbital employs three owners of EnDet, Ltd. from which the Company licenses its VE Technology. See Note 9 - Commitments and Contingencies - Commissions, Royalty and License Fee Agreements for more information on license fee agreements.

12.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(In thousands)	As of December 31,
	2018	2017	2016
Foreign currency translation adjustment	$(4,396)	$(3,510)	$(5,590)
Accumulated other comprehensive loss	$(4,396)	$(3,510)	$(5,590)

13.      CAPITALIZED INTEREST

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows:

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
Interest cost incurred	$511	$521	$492
Interest cost capitalized - property and equipment	(9)	(21)	(25)
Interest expense, net	$502	$500	$467

14.      INCOME TAXES

Consolidated loss before income taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
U.S. operations	$(5,187)	$(7,420)	$(8,442)
Foreign operations	(12,344)	(6,775)	1,214
(Loss) before income taxes	$(17,531)	$(14,195)	$(7,228)

The income tax (benefit) expense consisted of the following:

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State and local	81	60	81
Foreign	65	101	64
Total current provision	146	161	145
Deferred:
Federal	—	(887)	—
State and local	—	—	—
Foreign	(352)	(880)	(107)
Total deferred (benefit)	(352)	(1,767)	(107)
Total income tax (benefit) expense	$(206)	$(1,606)	$38

The following table provides a reconciliation of the federal statutory tax rate to the recorded tax provision (benefit):

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
Computed federal income taxes at the statutory rate (benefit)	$(3,681)	$(4,826)	$(2,457)
State income taxes (net of federal benefit)	63	39	53
Permanent tax differences	(122)	(262)	(415)
Foreign tax rates and tax credits differing from USA	763	887	4
Purchased goodwill impairment	828	1,072	—
Research and development credits	(202)	—	—
Net operating loss and other adjustment	(717)	(256)	216
Change in enacted tax rates applied to foreign deferred taxes	242	122	(38)
Change in valuation allowance	2,620	2,505	2,675
Change in enacted tax rates applied to USA deferred taxes	—	(887)	—
Total income tax (benefit) provision	$(206)	$(1,606)	$38

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

(In thousands)	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$19,754	$16,905
Contribution and other carryforwards	197	218
Inventory and accounts receivable reserves	668	549
Other	578	676
Valuation allowance	(20,281)	(17,662)
Deferred tax assets after valuation allowance	916	686
Deferred tax liabilities
Intangible assets	(2,765)	(2,914)
Property, plant and equipment	(73)	(186)
Total deferred tax liabilities	(2,838)	(3,100)
Net deferred tax liabilities	$(1,922)	$(2,414)

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The net deferred tax liability is recorded as follows:

(In thousands)	As of December 31,
	2018	2017
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liability	(1,922)	(2,414)
Net deferred tax liability	$(1,922)	$(2,414)

The Company’s consolidated gross deferred tax liability relates to intangibles recorded in connection with prior acquisitions. As of December 31, 2018, approximately $1.9 million of the liability relates to indefinite-lived intangibles, which will only reverse at the time of ultimate sale or impairment of the underlying intangible assets. Additionally, $0.8 million of the deferred tax liability relates to finite-lived intangibles as a result of a foreign acquisition, which reverses as the intangibles are amortized.

As of December 31, 2018 and 2017, the Company recorded a consolidated valuation allowance of $20.3 million and $17.7 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded an increase in valuation allowance of $2.6 million, a decrease in valuation allowance of $5.8 million, and an increase in valuation allowance of $2.7 million, respectively. The Company has provided for a full valuation on existing deferred tax assets in the United States and United Kingdom. Prior to 2018, the valuation allowance was on the deferred tax assets of the United States only. As of December 31, 2018, the Company has available federal, state and foreign net operating loss carry forwards of approximately $67.8 million, $62.8 million, and $2.2 million respectively, which the federal and state net operating loss carry-forwards will expire between 2019 and 2038. Our ability to utilize federal net operating loss (NOL) carry-forwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period.  If such ownership changes by 5-percent-shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the federal NOL carry forwards or tax credit carry-forwards at the time of ownership change.

CUI Global files consolidated income tax returns with its domestic subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Canada, Japan, and the United Kingdom. As of December 31, 2018, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the USA for years prior to 2015.

The Company accounts for income tax uncertainties using a threshold of ‘‘more-likely-than-not’’ in accordance with the provisions of ASC Topic 740, Income Taxes (‘‘ASC 740’’). As of December 31, 2018, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

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

15.      CONCENTRATIONS

During 2018, 36% of revenues were derived from two customers that individually had over 10% of our total revenues: Digi-Key Electronics with 24% and Future Electronics with 12% in the Power and Electromechanical segment. During 2017, 36% of revenues were derived from two customers that individually had over 10% of our total revenues: Digi-Key Electronics with 26% and Future Electronics with 10%. During 2016, 19% of revenues were derived from one customer that individually had over 10% of our total revenues: Digi-Key Electronics.

The Company’s major product lines in 2018, 2017 and 2016 were power and electromechanical products and natural gas infrastructure and high-tech solutions.

At December 31, 2018, of the gross trade accounts receivable totaling approximately $14.6 million, there were no individual customers that made up greater than 10% of the Company's total trade accounts receivable. At December 31, 2017, of the gross trade accounts receivable totaling approximately $11.0 million, approximately 21% was due from two customers: GL Industrial Services UK Ltd. in the Energy segment at 11% and Digi-Key Electronics in the Power and Electromechanical segment at 10%.

There was one supplier that supplied 12% of our purchases in 2017 from a vendor in the Power and Electromechanical segment and no supplier concentration greater than 10% in 2018 or 2016.

With the United Kingdom operations of Orbital, the Company also has foreign revenue and trade accounts receivable concentrations in the United Kingdom of 16% and 29%, respectively for the year ended and at December 31, 2018. In 2017, the Company had foreign revenue and trade accounts receivable in the United Kingdom of 17% and 28%, respectively. In 2016, the Company had foreign revenue and trade accounts receivable in the United Kingdom of 20% and 27%, respectively. Additionally, at December 31, 2017 the Company had accounts receivable concentrations of 11% in Canada and at December 31, 2016, the Company had accounts receivable concentrations of 11% in China and 10% in Italy.

Currently, 20% of our total labor force and 55% of our labor force in Canada is subject to a collective bargaining agreement.

16.      SUBSEQUENT EVENTS

Management has reviewed for subsequent events and identified the following:

Stock Issuances in 2019

On January 14, 2019, pursuant to board service agreements, three independent board members were issued a total of 29,067 shares of common stock with a grant date fair value of $38 thousand for first quarter 2019 board fees.

On March 13, 2019, CUI Inc. and CUI-Canada received and signed a firm commitment letter from Bank of America for a new two-year credit facility, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility would also include a $3 million sub-limit for use by CUI-Global non-loan party subsidiaries as a reserve under the borrowing base. The credit facility is to provide for working capital and general corporate purposes. The credit facility would provide up to $10 million in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest will be based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company expects to close on the credit agreement in April 2019.

Also, during March 2019, CUI Global agreed to terms with Virtual Power Systems (“VPS”) for an approximate 20% equity interest in VPS. In exchange for the equity interest, CUI will invest another $345 thousand into VPS, convert its $655 thousand of convertible notes receivable to equity, contribute ICE related inventory, lab equipment, certifications, intellectual property and other related assets to VPS. In conjunction with the equity position in VPS, CUI will receive a board seat and also place an observational non-voting advisor to the VPS board.

QUARTERLY FINANCIAL DATA - UNAUDITED

CUI Global, Inc.

(In thousands, except share and per share information)

	March 31	June 30	September 30	December 31 (1)
Quarter ended:
2018
Total revenue	$21,966	$23,127	$24,744	$26,952
Total cost of revenue	15,389	15,492	16,482	20,516
Gross profit	6,577	7,635	8,262	6,436
Gross profit percent	30%	33%	33%	24%
Selling, general and administrative	9,201	9,245	8,499	9,396
Depreciation and amortization	529	553	535	535
Research and development	620	783	685	714
Bad debt	6	(40)	24	43
Impairment of goodwill	—	1,263	—	3,084
Other operating expenses	—	—	3	10
Operating loss	(3,779)	(4,169)	(1,484)	(7,346)
Net loss	$(3,261)	$(4,765)	$(1,534)	$(7,765)
Loss per common share:			.
Basic and diluted loss per common share	$(0.11)	$(0.17)	$(0.05)	$(0.27)
Basic and diluted weighted average common shares outstanding	28,488,032	28,506,154	28,527,234	28,547,149

Quarter ended:
2017
Total revenue	$17,844	$22,500	$21,796	$21,135
Total cost of revenue	12,160	14,276	14,356	14,614
Gross profit	5,684	8,224	7,440	6,521
Gross profit percent	32%	37%	34%	31%
Selling, general and administrative	8,554	8,712	8,212	8,443
Depreciation and amortization	552	564	521	526
Research and development	610	614	696	605
Bad debt	(27)	(23)	30	7
Impairment of goodwill and intangible assets	—	3	—	3,152
Other operating expenses	5	4	—	38
Operating loss	(4,010)	(1,650)	(2,019)	(6,250)
Net loss	$(3,854)	$(1,568)	$(1,902)	$(5,265)
Loss per common share:
Basic and diluted loss per common share	$(0.18)	$(0.07)	$(0.09)	$(0.20)
Basic and diluted weighted average common shares outstanding	20,949,251	20,967,957	20,991,534	26,635,684

(1) Total cost of revenue for the fourth quarter of 2018 includes a $1.4 million adjustment to inventory reserve and a $1.5 million impairment of Deposits and other assets in the Energy segment. Net loss for the fourth quarter of 2017 includes a discrete income tax benefit of $887 thousand associated with the USA Tax Cut and Jobs Act enacted in December 2017.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

Perkins & Company, P.C., an independent registered public accounting firm, has audited CUI Global, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CUI Global, Inc.

Tualatin, Oregon

Opinion on Internal Control over Financial Reporting

We have audited CUI Global, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2018, we have five directors, three of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

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

The following are officers and directors of the Company with their ages as of December 31, 2018, and a list of the members of our four standing committees: Audit Committee, Disclosure Committee, Compensation Committee and Nomination Committee.

William J. Clough, Esq., President/Chief Executive Officer, and General Counsel of CUI Global, Inc. Mr. Clough is also a Director and Chairman of the Company’s board of directors, as well as Chief Executive Officer of all of the Company’s wholly owned subsidiaries, age 67 (Seat 1)

Mr. Clough has served on the board of directors since 2006. Mr. Clough was reelected at the 2018 Annual Meeting of Shareholders to serve a one-year term.

During his tenure, he has led several strategic initiatives, including the Company’s acquisition of Orbital Gas Systems Limited and the Company’s natural gas technology line; the opening of Orbital Gas Systems, North America, Inc.; the successful award by Snam Rete Gas of the ~€60,000,000 re-metering project to Orbital-UK; in addition, Mr. Clough steered the Company through its 2012, 2013, and 2017 equity raises and its listing on the Nasdaq Capital Market in 2012.

Before joining the Company, Clough, an attorney, operated his own law firm for 14 years, with offices in Los Angeles, San Francisco and Honolulu. In that capacity, he successfully represented leading movie studios and media conglomerates.

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

C. Stephen Cochennet, Director, age 62 (Seat 2)

Mr. Cochennet was appointed to the CUI Global Board of Directors at its December 1, 2017 annual meeting to fill a director vacancy on the board of directors. Mr. Cochennet is an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market and, as such, will serve as the third independent director on the nominating committee along with Messrs. Rooney and Lambrecht. Mr. Cochennet was elected at the 2018 Annual Meeting of Shareholders to serve a one-year term.

Mr. Cochennet has served as CEO/President, of Kansas Resource Development Company, a private oil and gas exploration company since 2011. From 2011 through 2015 he was also the CEO and president of Guardian 8 Corporation. From 2005 to 2010 Mr. Cochennet was the Chairman, President, and Chief Executive Officer of EnerJex Resources, Inc., a publicly traded SEC registered Oil and Gas Company. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC. in which he supported several Fortune 500 corporations, international companies, and natural gas/electric utilities, as well as various startup organizations. The services provided included strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City, Missouri. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to his experience at Aquila Mr. Cochennet served 6 years with the Federal Reserve System managing problem and failed banking institutions primarily within the oil and gas markets.

Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Sean P. Rooney, Director, age 47 (Seat 3)

Mr. Rooney was elected to serve as a director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. Mr. Rooney was reelected at the 2018 Annual Meeting of Shareholders to serve a one-year term.

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

Mr. Rooney graduated from C.W. Post University in 1993 with a Bachelor of Arts degree in Business Administration and holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), Series 24 (General Securities Principal) and Series 65 (Uniform Investment Adviser) licenses.

Paul D. White, President of Orbital Gas Systems, Ltd. and Director, age 57 (Seat 4)

Mr. White was appointed in April 2014 as a director to fill a vacancy and continues to serve on the board of directors. Mr. White was reelected at the 2018 Annual Meeting of Shareholders to serve a one-year term.

Mr. White is a graduate of Humboldt State University and brings to the CUI Global board over 25 years of upper-level business management skills. Prior to being appointed President of Orbital Gas Systems, Ltd., Mr. White served as Vice President of the Healthcare Division for North America of a global security company. His responsibilities included direct responsibility for profit and loss statements with approximately $120 million in revenues, along with management, control, and supervision of approximately 3,000 employees working at 44 Medical Centers & Hospitals and over 600 Medical Office Buildings throughout the United States. He previously served in the Office of the General Counsel and Risk Services, as an Environmental Risk Consultant with Sutter Health Support Services - Corporate Services. His key responsibilities included: formulating best practice solutions to minimize/eliminate existing and potential employee health & safety and security exposures as well as consultations of state, federal, and professional standards for Risk Control/Environmental Health & Safety programs such as OSHA, TJC, DHS, EPA, NFPA, and DOT.

As a results-oriented business leader, Mr. White has skills in developing, managing and expanding business portfolios. Mr. White has senior management experience in contract management, public relations, program strategy and design and has been consistently recognized for effective financial management, leadership, integrity, team-building, and program management skills.

Corey A. Lambrecht, Director, age 49 (Seat 5)

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Shareholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. Mr. Lambrecht was reelected at the 2018 Annual Meeting of Shareholders to serve a one-year term.

Mr. Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, and interactive technology services.  In addition, Mr. Lambrecht has held public company executive roles with responsibilities including day-to-day business operations, management, raising capital, board communication and investor relations.  Mr. Lambrecht holds a certificate as a Certified Director from the UCLA Anderson Graduate School of Management Accredited Directors program.

Mr. Lambrecht is a director of ORHub, a SaaS company as well as a strategic consultant for American Rebel Holdings, Inc.  He served as Director of Sales for Leveraged Marketing Associates, the worldwide leader in licensed brand extension strategies.  While Executive Vice President for Smith & Wesson Holding Corporation, he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions.  Previously, Mr. Lambrecht served as an independent director of Guardian 8 Holdings.  He was the former President of A For Effort, an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League.  Mr. Lambrecht's prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

Matthew M. McKenzie, President of CUI Inc., Chief Operating Officer of the Power and Electromechanical

Division, Corporate Secretary of CUI Global, Inc., age 38

Mr. McKenzie was elected to the board of directors at the 2008 Annual Meeting of Shareholders and served on the board of directors until July 2018. Mr. McKenzie stepped aside as Director, effective July 1, 2018, in order to maintain an independent director majority on the CUI Global, Inc. five-member board in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market. Mr. McKenzie will continue his service as president of CUI, Inc., a wholly owned subsidiary and as Corporate Secretary in which capacity he will attend board meetings as a nonvoting observer.

Mr. McKenzie has been working in various functions for CUI for over 15 years (including serving as president for 10 years), gaining him intimate knowledge of the business, its operations and its opportunities for growth.

Over the past several years, Mr. McKenzie has worked to position CUI for growth through sales and operation expansion as well as channel development. Among many other things, he has facilitated ISO 9001 certification, a quality management system, provided structure to global logistics, expanded the distribution channel, and implemented CUI’s ERP system, which allows for more visibility and analysis opportunities. Currently, Mr. McKenzie spearheads the research, development, and implementation of the advanced power products including the ICE technology products.

Mr. McKenzie brings a background in leadership from a variety of fields, giving him valuable insight into leadership in the 21st century. He also brings an MBA from George Fox University, a program that is diverse and well-connected to the community.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries and Chief Operating Officer of the Energy Division, age 39

With a background in the big 4 accounting firms, including KPMG, Mr. Ford brings a large company perspective to a small company with big potential. As CFO of CUI, Mr. Ford has consistently moved CUI into a position of profitability, efficiency, and forward thinking, transforming many of CUI's accounting, inventory management, and vendor relations processes.

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

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charter of the Audit Committee, Charter of the Compensation Committee, policy for Director Independence, Charter of the Nominating Committee, Disclosure Committee Charter, and Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the Internet at our website www.CUIGlobal.com.

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

Committees of the Board and Meetings

At December 31, 2018, our board of directors consists of five directors. Three of our five directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our board of directors has the following standing committees: Audit Committee, Nominating Committee, Compensation Committee and Disclosure Committee. Each of the committees operates under a written charter adopted by the board of directors. All committee charters are available on our website at www.CUIGlobal.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2018, the Audit Committee held six formal meetings.

At December 31, 2018, the Audit Committee is comprised of Sean P. Rooney, Chairman, C. Stephen Cochennet, and Corey A. Lambrecht. Messrs. Rooney, Cochennet, and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Perkins & Company, P.C. is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Sean P. Rooney

C. Stephen Cochennet

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2018, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht, and C. Stephen Cochennet, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held one formal meeting during fiscal 2018. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the proxy statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

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

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management annually and as needed to the board of directors. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan and operating cash flow as the primary targets for determining the executive officers’ short-term cash incentives and long-term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2018, these non-financial performance goals and objectives included among other factors, the continued growth of the Orbital Gas Systems, North America operations; continued integration of CUI-Canada; continued expansion within the global natural gas market, expansion of distribution and direct customer relationships through CUI Inc.; continued product development and new product introductions including the ICE technology and various VE technology-based sample systems; and general and administrative management responsibilities. In addition, such factors as revenue growth; new product adoption; market penetration; M&A activities; and investment banking transactions were and are considered in setting compensation levels.

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

Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote

As required by Section 14A of the Exchange Act, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate for making compensation decisions. At the annual meeting of shareholders held December 3, 2018, 46% percent of the shareholders present and voting on the proposal approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting filed with the Securities and Exchange Commission on October 5, 2018. As a result, the Compensation Committee concluded that the Company's shareholders were not supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to review such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

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

Retirement Plans

Our wholly owned subsidiaries, CUI Inc. and Orbital Gas Systems, North America, Inc. maintain a 401(k) plan. The Company 401(k) retirement savings plan allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee’s contribution up to 6% of total compensation. Total employer contributions, net of forfeitures were $0.5 million, $0.4 million, and $0.4 million for 2018, 2017 and 2016, respectively.

Our wholly owned subsidiary, Orbital Gas Systems Ltd., operates a defined contribution retirement benefit plan for employees who have been employed with the company at least 12 months and who chose to enroll in the plan. Orbital contributes to its plan the equivalent of 5% of the employee’s salary and the employee has the option to contribute pre-tax earnings. Orbital made total employer contributions of $0.3 million, $0.2million and $0.3 million during 2018, 2017 and 2016, respectively.

Change in Control Agreements

Our executives are awarded protection upon a change in control as specifically provided in their employment contracts. The Chief Executive Officer contract includes a provision for a two-year severance package upon termination. The Chief Financial Officer and Chief Operations Officer, Power and Electromechanical division contracts include a provision for an eighteen-month severance package upon termination.

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements

During fiscal year 2018, four executive officers were employed under employment agreements. Those executive officers are:

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

Executive Salary and Bonus Performance Assessment Considerations

Bonuses for certain executive officers and employees of CUI Global and subsidiaries are calculated based on historical financial and non-financial information and accomplishments based on an ongoing review and approval by the Compensation Committee and the Chief Executive Officer. Accordingly, the Company accrues bonuses through components calculated on prior data. This review also considers ongoing performance and incentives for those officers and employees to increase their performance. As such, bonuses calculated based on fiscal 2018 data are not necessarily earned or owed to the employees as of December 31, 2018 and there is no legal right by the employees to receive such bonuses upon either termination by the Company or voluntary termination, unless they have been approved based on the subsequent review of subjective items.

The performance assessment considerations for William J. Clough, Esq. in his capacity as President, Chief Executive Off☒cer and General Counsel of CUI Global, Inc. and subsidiaries, include his successful management and implementation of acquisition and growth strategy, both domestically and internationally, that resulted in the March 2015 asset acquisition of Tectrol, Inc., a Canadian electronics company by CUI Inc. and the highly lucrative February 2016 purchase order from Europe’s largest natural gas transmission company for our GasPT product. This purchase order culminates several years of Mr. Clough’s personal effort. The Tectrol asset purchase entailed complex labor union negotiations and ongoing management support. Mr. Clough continues to expand new technology development, implementation, branding and sales by strategically expanding the VE Technology product recognition through adoption of mercury sampling and thermowells. As a primary initiator of the Company’s growth strategy, he engineered the Company’s launch of Orbital Gas Systems, North America, Inc. as a unified international GasPT and VE Technology sales headquarters. Mr. Clough continues to expand investor relations and strengthen investment banking relationships through regular investor meetings and conferences. In addition, Mr. Clough is the point-person for the Company's mergers and acquisition (M&A) strategy. He provides insight, tactics, targets, and potential relationships to expand the Company's opportunities through strategic partnerships and acquisitions. Mr. Clough's efforts have included strategic relationships with SAMSON AG, Socrate S.p.A., Daily Thermetrics, and others, along with various acquisition opportunities currently being explored by the Company. As Corporate General Counsel, he is “hands on” in his management of corporate governance and legal issues, addressing employee concerns, providing personal direction and oversight of drafting revised and restated corporate bylaws and regularly communicating with the directors pertaining to various corporate matters as they arise.

During 2018, Mr. Clough’s employment contract was extended through December 31, 2019 and allows for performance and discretionary bonuses. During 2018, he earned a performance and discretionary cash bonus of one hundred percent (100%) of his annual base salary based on 2017 performance metrics.

The performance assessment considerations for Daniel N. Ford, Chief Financial Officer of CUI Global, Inc. and subsidiaries and Chief Operating Officer of the Energy Division include his successful management of financial resources for CUI Global and subsidiaries including investments, corporate portfolio, cash and debt positions. Mr. Ford’s daily duties include ongoing development and oversight of global banking relationships and overall financial performance oversight and management of the accounting staff of CUI Global, Inc. and all subsidiaries. In 2016, Mr. Ford added the responsibility of Chief Operating Officer for the Energy Division including direct management of the Division's leadership teams as well as coordinating ongoing activities, planning and initiatives to continue growth within this division on a global basis. Mr. Ford efficiently communicates with the board pertaining to company activities, audit results and findings, growth and acquisition strategy and investment tactics. Mr. Ford oversees SEC filing compliance, internal reporting matters, and works directly with internal and external audit and tax firms. As an integral part of this management, it is necessary that he continue to be up to date on all current accounting and SEC regulatory standards such as ICFR and SOX. Mr. Ford works closely with Mr. Clough regarding financial reporting, the Energy Division activities, investor management and investor relations activities. Mr. Ford is integral to the M&A efforts and assists Mr. Clough with analysis and identification of specific strategic partnerships and acquisitions. Mr. Ford has been particularly involved in the integration of Tectrol (CUI-Canada), Orbital-UK, and Orbital North America into the CUI Global portfolio. During 2018, Mr. Ford’s employment contract was extended through December 31, 2019 and allows for performance and discretionary bonuses. During 2018, he earned a performance and discretionary cash bonus of ninety percent (90%) of his annual base salary based on 2017 performance metrics.

The performance assessment considerations for Matthew M. McKenzie, President of CUI Inc. are directed toward corporate operations for the Power and Electromechanical Division. Mr. McKenzie manages the daily operations of CUI Inc., CUI Japan, and CUI-Canada, Inc., the entity that received the assets purchased from Tectrol in March 2015. He continues to direct and manage the integration of CUI-Canada and has been instrumental in the acquisition and development of the ICE technology. Mr. McKenzie handles distributor contract procurement and contract management and oversight of key contracts with Digi-Key Electronics, Future Electronics, Mouser Electronics, Arrow Electronics and many others. Through Mr. McKenzie’s efforts and oversight, CUI Inc.’s power and electromechanical product sales, bookings, deliveries and revenue continue to perform and are well set for growth opportunities. The Power and Electromechanical Division that Mr. McKenzie manages requires his oversight of employees, hiring specialized technical individuals and applicable job descriptions. Mr. McKenzie successfully managed the construction of our research and development facility and implementation of our ICE product development project. Mr. McKenzie is also quite involved in the Company's recent investment in Virtual Power Systems ("VPS") (the owner of the VPS software that empowers our ICE hardware) and in the Company's efforts to expand and strengthen its relationship with VPS. During 2018, Mr. McKenzie’s employment contract was extended through December 31, 2019 and allows for performance and discretionary bonuses. During 2018, he earned a performance and discretionary cash bonus of fifty percent (50%) of his annual base salary based on 2017 performance metrics.

The performance assessment considerations for Paul D. White, President of Orbital Gas Systems, Limited are directed toward corporate operations for the Energy Division. In 2017, Mr. White went from serving as one of the Company’s independent directors to serving as president of one of the Company’s key subsidiaries, Orbital-UK, while continuing to serve on the board of directors. Mr. White works closely with Mr. Ford and Mr. Clough on Energy Division activities. During 2017, Mr. White entered into a three-year employment contract through December 2020 that allows for performance and discretionary bonuses. During 2017, Mr. White’s initial base pay was set at $225 thousand, with increases to $250 thousand and $275 thousand in years 2 and 3, respectively. In addition, he earned a sign-on bonus of $30 thousand.

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

Median Employee total annual compensation	$50,657
Mr. Clough ("PEO") total annual compensation	$1,145,165
Ratio of PEO to Median Employee Compensation	23:1

When determining the median employee, we included the following compensation in our calculations:

•	Salary or wages
•	Bonuses
•	Stock awards
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

Full and part-time employee compensation for employees that were hired during the year was annualized based on the average compensation they received during the period they were employed. The number of employees was determined as of December 31, 2018 when there were 353 total employees (Excluding CUI-Japan and including 5 contract employees), 101 of which are considered US employees and 252 of which were considered non-US employees.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2018, 2017 and 2016 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI Inc.

Summary Compensation Table

			Stock		Option	Non- equity Incentive
Name and		Salary	Awards		Awards	Plan			Total
Principal Position	Year	($)	($)		($)	Compensation ($) (9)	All Other Compensation ($)		($)
William J. Clough, CEO/	2018	559,660	—	(2)	—	552,428	33,077	(2)	1,145,165
President/Counsel/	2017	538,135	—	(2)	—	497,672	30,869	(2)	1,066,676
Director (1)	2016	517,438	—	(2)	—	575,751	24,801	(2)	1,117,990
Daniel N. Ford, CFO	2018	350,000	—	(4)	—	254,789	40,238	(4)	645,027
COO - Energy Division (3)	2017	320,000	—	(4)	—	244,888	38,532	(4)	603,420
	2016	281,216	—	(4)	—	260,650	37,153	(4)	579,019
Matthew M. McKenzie,	2018	320,000	—	(6)	—	206,540	39,508	(6)	566,048
COO - PEM Division/President of CUI, Inc. (5)	2017	292,465	—	(6)	—	107,105	37,848	(6)	437,418
	2016	281,216	—	(6)	—	225,117	36,508	(6)	542,841
Paul D. White,	2018	225,000		(8)		155,000	32,717	(8)	412,717
President of Orbital Gas Systems, Ltd., Director (7)	2017	114,759	49,991	(8)	—	30,000	—	(8)	194,750
	2016	50,000	67,275	(8)	—	—	—	(8)	117,275

Footnotes:

1.

Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of all wholly owned subsidiaries of the Company.

2.

Mr. Clough is employed under a multi-year employment contract with the Company, which became effective July 1, 2013, and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $560 thousand, and includes bonus provisions for each calendar year up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance and entitles Mr. Clough to a two-year severance package and an annual 4% cost of living adjustment. Bonuses are approved quarterly based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. All such bonus payments shall be paid to Mr. Clough in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $30 thousand, $33 thousand, and $29 thousand, respectively, for compensation owed to Mr. Clough.

3.	Mr. Ford joined the Company May 15, 2008 and serves as Chief Financial Officer of CUI Global and subsidiaries, and Chief Operating Officer of the Energy Division.

4.

Mr. Ford is employed under a multi-year employment contract with the Company, which became effective July 1, 2013 and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $350 thousand, an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including revenue performance. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. Ford in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $21 thousand, $22 thousand, and $19 thousand, respectively, for compensation owed to Mr. Ford.

5.	Mr. McKenzie joined the Company May 15, 2008 and serves as President of CUI Inc. and Chief Operating Officer of the Power and Electromechanical Division.

6.

Mr. McKenzie is employed under a multi-year employment contract with the Company, which became effective July 1, 2013 and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $320 thousand, an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the Power and Electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2018, 2017, and 2016, there was an accrual of $18 thousand, $12 thousand, and $5 thousand, respectively, for compensation owed to Mr. McKenzie.

7.

Mr. White served as President of Orbital Gas Systems, Ltd. since July 2017, initially in a consulting role. Upon accepting the permanent role of President of Orbital Gas Systems, Ltd. effective December 1, 2017, Mr. White ceased to be independent as a director of the Company.

8.

Mr. White is employed under a three-year employment contract with the Company through December 1, 2020 and provides, in relevant part, for an initial annual salary of $225 thousand in year 1 along with a $30 thousand one-time signing bonus, and increases to $250 thousand and $275 thousand in years 2 and 3, respectively, a severance of the executive’s salary for the remainder of his severance term upon termination, bonus provisions to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance at Orbital-UK. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved on an ongoing basis based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. White following the period in which the bonus is earned. During 2017, Mr. White received $50 thousand of cash compensation and $50 thousand of stock awards for his services as an independent director. Further, during his time during the year ended December 31, 2017 serving as a consultant as interim President of Orbital Gas Systems, Limited, Mr. White received $46 thousand of compensation. At December 31, 2018 and 2017, there was an accrual of $155 thousand, and $40 thousand, respectively, for compensation owed to Mr. White. Mr. White's cash and equity compensation shown for 2016 was payment for his services as an independent director of CUI Global, Inc. during that year.

9.	All other compensation includes health care, disability and 401(k) matching benefits.

2018 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum
		($)	($)	($)
William J. Clough	Non-equity award	—	279,830	699,575
Daniel N. Ford	Non-equity award	—	175,000	437,500
Matthew M. McKenzie	Non-equity award	—	160,000	400,000
Paul D. White	Non-equity award	—	168,750	281,250

(1) These columns show the possible payouts for each named executive officer under the Incentive Plan for 2018 based on the goals set in 2018. Additional information is included in the Compensation Discussion and Analysis, and detail regarding actual awards under the Incentive Plan is reported in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2018 to each of the named executive officers:

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

Director Compensation

For 2018, each of our directors received the following compensation pursuant to our director compensation plan:

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

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2018:

	Fees			Non-Equity
	earned or			Incentive Plan	Nonqualified Deferred	All Other
	paid in Cash	Stock Awards	Option Awards	Compens ation	Compensation Earnings	Compen sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
C. Stephen Cochennet	$50,003	$49,997	$—	$—	$—	$—	$100,000

Corey A. Lambrecht, Director	50,003	49,997	—	—	—	—	100,000

Thomas A. Price, Director (1)	25,002	24,998	—	—	—	—	50,000

Sean P. Rooney, Director	50,003	49,997	—	—	—	—	100,000

Footnotes:

(1) Mr. Price retired from the board of directors effective July 1, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2018 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2018 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

	Number of Securities	Percentages of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned (2)
William J. Clough (3)	653,251	2.25%
C. Stephen Cochennet (4)	35,630	*
Daniel N. Ford (5)	203,598	*
Corey A. Lambrecht (6)	84,204	*
Matthew M. McKenzie (7)	123,263	*
Sean P. Rooney (8)	102,031	*
Paul D. White (9)	50,727	*
First Eagle Investment Management, LLC,
1345 Avenue of the Americas, New York, NY 10105	3,745,292	13.13%
Heartland Advisors, Inc.
789 North Water Street, Milwaukee, WI 53202	2,741,428	9.61%
Royce & Associates, LP
745 Fifth Avenue, New York, NY 10151	1,764,032	6.18%
Officers, Directors, Executives as Group	1,252,704	4.34%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.

2.

Calculated on the basis of 28,552,886 shares of common stock issued and outstanding at December 31, 2018 except that shares of common stock underlying options exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Clough’s common stock includes vested options to purchase 558,085 common shares. Mr. Clough is a Director, Chairman and Chief Executive Officer/President/General Counsel of CUI Global, Inc.

4.	Mr. Cochennet was appointed to the board of directors in December 2017.

5.	Mr. Ford’s shares include vested options to purchase 137,794 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc. and Chief Operating Officer for the Energy Division.

6.	Mr. Lambrecht’s shares include vested options to purchase 24,700 common shares. Mr. Lambrecht is a Director.

7.

Mr. McKenzie’s shares include vested options to purchase 112,796 common shares, which includes an option to purchase 2,796 common shares owned by his spouse. Mr. McKenzie is a Director and Chief Operating Officer of the Power and Electromechanical Segment and President of CUI Inc.

8.	Mr. Rooney’s shares include vested options to purchase 45,087 common shares. Mr. Rooney is a Director.

9.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director and President of Orbital-UK.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2018, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,333	$5.54	—
Equity compensation plans not approved by security holders	902,565	6.34	—
	923,898	$6.32	—

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

The 2008 Equity Incentive Plan provides for the issuance of incentive stock options (ISOs) and Non-Statutory Options (NSOs) to employees, directors and independent contractors of the Company. The Board shall determine the exercise price per share in the case of an ISO at the time an option is granted and such price shall be not less than the fair market value or 110% of fair market value in the case of a ten percent or greater stockholder. In the case of an NSO, the exercise price shall not be less than the fair market value of one share of stock on the date the option is granted. Unless otherwise determined by the Board, ISOs and NSOs granted under both plans have a maximum duration of ten years.

As of December 31, 2018 there are no remaining shares available to grant under the 2008 Equity Incentive Plan.

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

The Company has outstanding at December 31, 2018, the following options issued under equity compensation plans not approved by security holders:

•

During 2009, the Company issued under the 2009 Equity Incentive Plan (Executive) to officers and directors options to purchase restricted common stock at $7.50 per share as follows: 85,009 fully vested options, 28,800 options that vest over four years, 25% at the end of year one and thereafter in equal monthly installments; and 19,800 options that fully vested one year after the date of grant. Of these 2009 grants, 63,096 remain outstanding and fully vested at December 31, 2018.

•

During 2010, the Company issued options to purchase restricted common stock at $9.00 per share to officers and directors as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equally monthly installments. Of these 2010 grants, 51,321 remain outstanding and fully vested at December 31, 2018.

•

During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 390,261 remain outstanding and fully vested at December 31, 2018.

•

During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2018, 350,000 of these 2013 granted options are outstanding and fully vested.

•

During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two newly elected directors that vested August 31, 2015. Of these 2014 options grants, 47,887 options are outstanding and fully vested at December 31, 2018.

As of December 31, 2018, there are no remaining shares available to grant under the 2009 Equity Incentive Plan (Executive).

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

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2018, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

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

IED and Other Affiliates Related Matters

Effective May 16, 2008 the Company formed a wholly owned subsidiary into which CUI Inc., an Oregon corporation, merged all of its assets. The funding for this acquisition was provided by a bank note, a seller’s note and a convertible seller’s note. Matthew McKenzie, COO and Daniel Ford, CFO each were partial owners in CUI Inc. prior to the acquisition and they each, along with James McKenzie are shareholders in International Electronic Devices, Inc. (IED). The convertible seller’s note was satisfied in 2010 and the bank note was satisfied in 2012. The remaining seller's note is described below:

•

The $5.3 million note payable to International Electronic Devices, Inc. (IED) (the former CUI shareholders) is associated with the acquisition of CUI Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of December 31, 2018, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

•	During 2018, 2017, and 2016, $0.3 million, $0.3 million and $0.3 million, respectively, of interest payments were made in relation to the promissory note issued to IED.

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, Perkins & Company, P.C., were as follows:

	For the Years Ended December 31,
(In thousands)	2018	2017
Audit fees (1)	$614	$669
Audit related fees	127	133
Tax fees and other fees	83	141
Total Fees	$824	$943

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

Our Articles of Incorporation and bylaws provide that a person who is performing his or her duties shall not have any liability by reason of being or having been a director of the corporation and that the Company shall indemnify and advance expenses to a director or officer in connection with a proceeding to the fullest extent permitted or required by and in accordance with the indemnification sections of Colorado statutes.

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
3.12(ii)[15]

Amended and restated corporate bylaws that compile requirements for the nomination of persons for election to the Board of Directors and the proposal of other business to be considered by the corporation’s stockholders.

10.47 [2]

June 5, 2012 three-year Distributor Agreement with Belleau Wood Group.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.63 [2]	Amendment to promissory note payable to IED, Inc., effective September 1, 2010.
10.64 [2]	Amendment to promissory note payable to IED, Inc., effective December 1, 2010.
10.72 [3]	December 7, 2012, line of credit document with the Business Credit division of Wells Fargo Capital Finance, Seventh Amendment to the Credit and Security Agreement.
10.73 [4]

April 30, 2013 Amendment to California Power Research Agreement.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.77 [4]

July 19, 2013 Intellectual Property License between Orbital Gas Systems, a wholly owned subsidiary of CUI Global and EnDet, Ltd.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.80 [5]	Documents relating to the Line of Credit of our subsidiary, CUI Inc., with Wells Fargo Bank, please see our Form 8-K filed with the Commission on October 3, 2013.
10.81 [6]

Documents relating to an Addendum to our May 15, 2013 Distributorship Agreement with Digi-Key Corporation.  Confidential portion(s) of this document have been redacted pursuant to protection as "confidential" under Exemption 4 of the Freedom of Information Act, 5 U.S.C. § 552(b)(4).  A request for confidential treatment has been filed separately with the SEC.

10.85 [7]	August 28, 2014 consulting agreement with Relentless Ventures, LLC.
10.86[8]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87[11]	September 13, 2016 Orbital Gas Systems Ltd. GBP 1,500,000 multi-currency overdraft facility letter.
10.88[11]	September 13, 2016 Orbital Gas Systems Ltd. - Continuing Guarantee from CUI Global to Wells Fargo Bank, National Association ("N.A.") on GBP 1,500,000 multi-currency overdraft facility.
10.89[11]	October 5, 2016 Debenture with Orbital Gas Systems Ltd. as the Charger and Wells Fargo Bank, N.A., London branch as the bank.
10.90[12]	Documents relating to the renewal of Line of Credit of our subsidiary, CUI Inc., with Wells Fargo Bank, NA dated June 30, 2017.
10.91[13]	Documents relating to the temporary increase in the line of credit of our subsidiary, CUI Inc., with Wells Fargo Bank, NA dated September 20, 2017.
10.92[14]	Five-year lease for Houston, TX facility effective November 1, 2017.
10.93[14]	Employment agreement with Paul D. White effective December 1, 2017.
10.94[15]	10-year lease for Tualatin, OR facility effective December 21, 2018.
21.2 [9]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
22.8 [10]	Revised Proxy Statement and Notice of 2018 Annual Shareholder Meeting.
23.8 [15]	Consent of Perkins & Company, P.C.
31.1 [15]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 [15]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 [15]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 [15]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101 [15]	XBRL-Related Documents.
101.INS[15]	XBRL Instance Document.
101.SCH[15]	XBRL Taxonomy Extension Schema Document.
101.CAL[15]	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF[15]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[15]	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE[15]	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes to Exhibits:

1.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 18, 2013.
3.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 14, 2013.
4.	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 30, 2013.
5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 3, 2013.
6.	Incorporated by reference to our Report on Form 8-K filed with the Commission on December 20, 2013.
7.	Incorporated by reference to our Report on Form 8-K filed with the Commission on September 2, 2014.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
9.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 16, 2015.
10.	Filed with the Commission on October 5, 2018.
11.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2017.
12.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on August 9, 2017.
13.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on November 9, 2017.
14.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2018.
15.	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 18, 2019
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 18, 2019
	Daniel N. Ford	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ William J. Clough	CEO/Principal Executive	March 18, 2019
	William J. Clough	Officer/President/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 18, 2019
	Daniel N. Ford	and Accounting Officer

By	/s/ Paul D. White	Director	March 18, 2019
Paul D. White

By	/s/ C. Stephen Cochennet	Director	March 18, 2019
C. Stephen Cochennet

By	/s/ Corey A. Lambrecht	Director	March 18, 2019
Corey A. Lambrecht

By	/s/ Sean P. Rooney	Director	March 18, 2019
Sean P. Rooney