Form 10-Q
period 2019-03-31
CUI Global, Inc.
filed 2019-05-15
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES ☐  NO  ☒

There were 28,613,465 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of May 15, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	CUI	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share amounts)	2019	2018
	(Unaudited)	(See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$793	$3,979
Trade accounts receivable, net of allowance of $273 and $167, respectively	13,270	14,416
Inventories, net of allowance of $2,652 and $2,495, respectively	11,342	13,042
Contract assets	2,618	1,744
Note receivable, current portion	309	318
Prepaid expenses and other current assets	1,867	1,982
Total current assets	30,199	35,481

Property and equipment, less accumulated depreciation of $4,130 and $4,234, respectively	5,201	5,973
Right of use assets - operating leases	7,422	—
Goodwill	13,089	13,089
Other intangible assets, less accumulated amortization of $13,789 and $13,190, respectively	13,476	13,861
Restricted cash	523	523
Convertible notes receivable	—	655
Investment - equity method	5,278	—
Deposits and other assets	573	585
Total assets	$75,761	$70,167

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$6,192	$6,480
Short-term overdraft facility	—	1,344
Line of credit	—	979
Operating lease obligations, current portion	975	—
Accrued expenses	5,590	4,851
Contract liabilities	2,453	2,226
Refund liabilities	2,594	2,417
Deferred gain on leaseback, current portion	—	289
Total current liabilities	17,804	18,586

Overdraft facility	965	—
Line of credit	1,460	—
Long term note payable, related party	5,304	5,304
Operating lease obligations, less current portion	6,589	—
Deferred tax liabilities	1,922	1,922
Deferred gain on leaseback, less current portion	—	2,599
Other long-term liabilities	162	218
Total liabilities	34,206	28,629

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2019 or December 31, 2018	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,581,953 shares issued and outstanding at March 31, 2019 and 28,552,886 shares issued and outstanding at December 31, 2018	29	29
Additional paid-in capital	169,938	169,898
Accumulated deficit	(124,108)	(123,993)
Accumulated other comprehensive loss	(4,304)	(4,396)
Total stockholders' equity	41,555	41,538
Total liabilities and stockholders' equity	$75,761	$70,167

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2019	2018

Total revenues	$23,009	$21,966

Cost of revenues	15,282	15,389

Gross profit	7,727	6,577

Operating expenses:
Selling, general and administrative	9,587	9,201
Depreciation and amortization	522	529
Research and development	604	620
Provision for bad debt	106	6
Other operating income	(2)	—

Total operating expenses	10,817	10,356

Loss from operations	(3,090)	(3,779)

Other income (expense), net	219	330
Interest expense	(85)	(114)

Loss before taxes	(2,956)	(3,563)

Income tax expense (benefit)	47	(302)

Net loss	$(3,003)	$(3,261)

Basic and diluted weighted average common shares outstanding	28,583,600	28,488,032

Basic and diluted loss per common share	$(0.11)	$(0.11)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Net loss	$(3,003)	$(3,261)

Other comprehensive income
Foreign currency translation adjustment	92	439
Comprehensive loss	$(2,911)	$(2,822)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888

Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss for the period ended March 31, 2019	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—	—	92	92
Balance, March 31, 2019	28,581,953	$29	$169,938	$(124,108)	$(4,304)	$41,555

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 842.

(In thousands, except share amounts)	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (2)	—	—	—	1,891	—	1,891

Balance at January 1, 2018, adjusted	28,406,856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	79,042	—	220	—	—	220
Net loss for the period ended Net loss for the period ended March 31, 2018	—	—	—	(3,261)	—	(3,261)
Other comprehensive income	—	—	—	—	439	439
Balance, March 31, 2018	28,485,898	$28	$169,747	$(109,929)	$(3,071)	$56,775

(2) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,003)	$(3,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	264
Amortization of intangibles	468	466
Stock issued and stock to be issued for compensation, royalties and services	51	66
Unrealized gain on derivative liability	—	(84)
Provision for bad debt expense and returns allowances	106	6
Deferred income taxes	—	(250)
Inventory reserve	113	58
Non-cash unrealized foreign currency gains	(218)	(295)
Gain on disposal of assets	(2)	—
(Increase) decrease in operating assets:
Trade accounts receivable	1,130	(1,040)
Inventories	82	910
Contract assets	(841)	625
Prepaid expenses, deposits and other assets	122	(137)
Right of use assets - operating leases	283	—
Increase (decrease) in operating liabilities:
Accounts payable	(279)	(694)
Operating lease obligations	(264)	—
Accrued expenses	(1,143)	(308)
Refund liabilities	177	386
Contract liabilities	220	385
NET CASH USED IN OPERATING ACTIVITIES	(2,721)	(2,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69)	(154)
Proceeds from sale of property and equipment	2	—
Investments in other intangible assets	(148)	(239)
Investment in investment - equity method	(345)	—
NET CASH USED IN INVESTING ACTIVITIES	(560)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	5,272	4,982
Payments on overdraft facility	(5,681)	(4,155)
Proceeds from line of credit	7,916	1,166
Payments on line of credit	(7,436)	(1,166)
Payments on financing lease obligations	(1)	(1)
Payments on mortgage note payable	—	(24)
Payments on contingent consideration	—	(45)
NET CASH PROVIDED BY FINANCING ACTIVITIES	70	757

Effect of exchange rate changes on cash	25	53
Net decrease in cash, cash equivalents and restricted cash	(3,186)	(2,486)
Cash, cash equivalents and restricted cash at beginning of period	4,502	12,646

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,316	$10,160

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$65	$23
Interest paid, net of capitalized interest	$85	$114

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$7,703	$—
Non-cash investment in investment - equity method including convertible notes receivable, certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, and future research and development expenditures	$4,933	$—
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$3	$7
Common stock issued and to be issued for consulting services and compensation in common stock	$37	$213
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$9	$(2)
Accrued property and equipment purchases at March 31	$18	$54
Accrued investment in other intangible assets at March 31	$7	$31

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

CUI Global Inc. (CUI Global or "the Company") is a platform company composed of two segments, the Power and Electromechanical segment and the Energy segment, along with an "Other" category.

The Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity holding the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs).

The Power and Electromechanical segment aggregates its product offerings into two categories: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules, and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

The Company’s Energy segment consists of the Orbital Gas Systems Ltd. subsidiary (Orbital-UK) and the Orbital Gas Systems, North America, Inc. subsidiary, collectively referred to as "Orbital." Orbital has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s Goodwill, impairments and estimations of long-lived assets, revenue recognition on cost-to-cost-method type contracts, inventory valuation, trading securities, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Conditions

The continued delays in shipment of GasPTs on a significant project due to governmental delays and the related slower than expected acceptance of this new disruptive technology has caused a delay in the Company's expected profitability.

The Company had losses of $3.0 million and cash used in operating activities of $2.7 million during the three months ended March 31, 2019. As of March 31, 2019, the Company's accumulated deficit is $124.1 million.

Management believes the Company's present cash flows will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue. The plan included obtaining a new long-term financing in the form of a new line of credit and utilizing the cash received from the Company's recent sale/leaseback of the Company's Tualatin headquarters. As part of this plan the Company has obtained a new line of credit from Bank of America for a $10.0 million credit facility, which closed on April 18, 2019. For more information on the Company's new line of credit, see Note 20 Subsequent Events. Including the Company's cash balance, the Company further has $12.4 million of positive working capital primarily related to trade accounts receivable and the Company's inventory less current liabilities that the Company will manage in the next twelve months. Considering the above factors and the new line of credit, management believes it is probable that management’s plans will be achieved and will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - UPDATE

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. Significant changes to the Company's accounting policies as a result of adopting Topic 842 are discussed below:

Adoption of new accounting standards

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”) using the transition method of adoption. Under the transition method of adoption, comparative information has not been restated and continues to be reported under the standards in effect for those periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed The Company to carry forward the historical lease classification. The impact of adopting the new standard primarily relates to the recognition of a lease right-of-use (“ROU”) asset and current and non-current lease obligations on the condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As the Company cannot readily determine the rate implicit in the lease, the Company uses the Company's incremental borrowing rate determined by country of lease origin based on the anticipated lease term as determined at commencement date in determining the present value of lease payments. The ROU asset also excludes any accrued lease payments and unamortized lease incentives.

As of March 31, 2019, $7.4 million was included with non-current assets, $1.0 million with current liabilities and $6.6 million with non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash Flows from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the cash flow. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as part of the January 1, 2019 adjustment to transition to the new standard, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

In August 2018, the Securities and Exchange Commission, or SEC, published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) is included herein as a separate statement.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company implemented the standard as of January 1, 2019. There was no effect of this change in the Company's condensed consolidated financial statements for the period ended March 31, 2019.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Power and Electromechanical segment

The Power and Electromechanical segment generates its revenue from two categories of products: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules, and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense. The production and delivery of these products are considered single performance obligations. Revenue is recognized when the Company satisfies a performance obligation and this occurs upon shipment and ownership transfer of the Company's products to the Company's customers at a point in time.

Energy segment

The Energy segment subsidiaries, collectively referred to as Orbital, generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

Orbital accounts for a majority of its contract revenue proportionately over time. For the Company's performance obligations satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

For the Company's construction contracts, revenue is generally recognized over time as the Company's performance creates or enhances an asset that the customer controls. The Company's fixed price construction projects generally use a cost-to-cost input method to measure the Company's progress towards complete satisfaction of the performance obligation as the Company believes it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

The timing of revenue recognition for Energy products also depends on the payment terms of the contract, as the Company's performance does not create an asset with an alternative use to us. For those contracts which the Company has a right to payment for performance completed to date at all times throughout the Company's performance, inclusive of a cancellation, the Company recognizes revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure the Company's progress towards complete satisfaction of the performance obligation as the Company believes it best depicts the transfer of control to the customer. However, for those contracts for which the Company does not have a right, at all times, to payment for performance completed to date, the Company recognizes revenue at the point in time when control is transferred to the customer.

For the Company's service contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of the Company's performance as the Company performs the service. For the Company's fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when the Company's inputs are expended evenly, and the customer receives and consumes the benefits of the Company's performance throughout the contract term.

For certain of the Company's revenue streams, such as call-out repair and service work, and outage services, that are performed under time and materials contracts, the Company's progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of the Company's performance completed to date.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when the Company's right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company's construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to the Company's customers, as the amounts cannot be billed under the terms of the Company's contracts. Such amounts are recoverable from the Company's customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). The Company's contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

Contract liabilities from the Company's construction contracts occur when amounts invoiced to the Company's customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from the Company's customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when the Company expects to recognize such revenue.

Activity in the current contract liabilities for the three months ended March 31, 2019 and 2018 was as follows:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Current contract liabilities - January 1	$2,226	$4,661
Long-term contract liabilities - January 1(1)	129	84
Total contract liabilities - January 1	$2,355	$4,745

Total contract liabilities - January 1	$2,355	$4,745
Contract additions, net	1,033	1,279
Revenue recognized	(813)	(908)
Translation	35	146
Total contract liabilities - March 31	$2,610	$5,262

Current contract liabilities - March 31	$2,453	$5,168
Long-term contract liabilities - March 31 (1)	157	94
Total contract liabilities - March 31	$2,610	$5,262

(1) Long-term contract liabilities are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Refund Liabilities and Corresponding Inventory Adjustment

Refund liabilities primarily represent estimated future new product introduction returns and estimated future scrap returns. Future new product returns are based on a percent of current inventory of newly introduced products held by the Company's distributor customers. The liability for estimated returns of newly introduced product is reversed to revenue as the inventory is sold. Future scrap returns are based on a percentage of total revenues. In addition to the refund liabilities recorded for future returns, the Company also records an adjustment to inventory and corresponding adjustment to cost of revenue for the Company's right to recover products from customers upon settling the refund liability.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2019, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

Any quarterly adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if the Company determines the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if the Company determines the Company will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company's performance obligations. For separately priced extended warranty or product maintenance performance obligations, when estimates of total costs to be incurred on the performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Performance Obligations Satisfied Over Time

To determine the proper revenue recognition method for contracts for the Company's Energy segment, the Company evaluates whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For most of the Company's contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, the Company may promise to provide distinct goods or services within a contract in which case the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company infrequently sells standard products with observable standalone sales. In cases where the Company does, the observable standalone sales are used to determine the standalone selling price. More frequently, the Company sells a customized customer specific solution, and in these cases the Company typically uses the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 81% and 82% of revenues for the three-month period ended March 31, 2019 and 2018, respectively. The majority of the Company's revenue recognized at a point in time is in the Company's Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of the Company's contracts gives rise to several types of variable consideration, including new product returns and scrap returns allowances primarily in the Company's Power and Electromechanical segment. In rare instances in the Company's Energy segment, the Company includes in the Company's contract estimates additional revenue for submitted contract modifications or claims against the customer when the Company believes the Company has an enforceable right to the modification or claim, and the amount can be estimated reliably and its realization is probable. In evaluating these criteria, the Company considers the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. The Company includes new product introduction and scrap return estimates in the Company's calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and the Company's best judgment at the time. These amounts are included in the Company's calculation of net revenue recorded for the Company's contracts and the associated remaining performance obligations.

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2019:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$9,430	$—	$9,430
Direct sales	8,121	5,458	13,579
Total revenues	$17,551	$5,458	$23,009

The following table presents the Company's revenues disaggregated by revenue source for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Distributor sales	$9,617	$—	$9,617
Direct sales	7,403	4,946	12,349
Total revenues	$17,020	$4,946	$21,966

The following table presents the Company's revenues disaggregated by timing of revenue recognition for the three months ended March 31, 2019:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$17,551	$1,152	$18,703
Revenues recognized over time	—	4,306	4,306
Total revenues	$17,551	$5,458	$23,009

The following table presents the Company's revenues disaggregated by timing of revenue recognition for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

Revenues recognized at point in time	$17,020	$1,047	$18,067
Revenues recognized over time	—	3,899	3,899
Total revenues	$17,020	$4,946	$21,966

The following table presents the Company's revenues disaggregated by region for the three months ended March 31, 2019:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$13,641	$1,824	$15,465
Europe	889	3,563	4,452
Asia	3,020	19	3,039
Other	1	52	53
Total revenues	$17,551	$5,458	$23,009

The following table presents the Company's revenues disaggregated by region for the three months ended March 31, 2018:

(in thousands)	Power and Electromechanical	Energy	Total

North America	$13,032	$1,365	$14,397
Europe	1,094	3,524	4,618
Asia	2,819	29	2,848
Other	75	28	103
Total revenues	$17,020	$4,946	$21,966

4. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market using the first-in, first-out (FIFO) method or through the moving average cost method. At March 31, 2019 and December 31, 2018, accrued liabilities included $1.2 million and $1.7 million of accrued inventory payable, respectively. At March 31, 2019 and December 31, 2018, inventory by category is valued net of reserves and consists of:

	March 31,	December 31,
(in thousands)	2019	2018
Finished goods	$9,367	$10,143
Raw materials	3,309	4,200
Work-in-process	1,318	1,194
Inventory reserves	(2,652)	(2,495)
Total inventories	$11,342	$13,042

5. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

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

During the Company's review of Goodwill as of May 31, 2018, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount.

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

To test the Orbital-UK reporting unit for impairment as of May 31, 2018, the Company used a quantitative test. The Company estimated the fair value of the Orbital-UK reporting unit using a blend of a market approach and an income approach, which was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of the Orbital-UK reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the Orbital-UK reporting unit and the rate of return an outside investor would expect to earn. The Company based its cash flow projections for the Orbital-UK reporting unit using a forecast of cash flows and a terminal value developed by capitalizing an assumed stabilized cash flow figure. The forecast and related assumptions were derived from an updated financial forecast prepared during the second quarter of 2018. At this time, a key assumption related to the recoverability of the Orbital-UK reporting unit Goodwill is the resumption of delivery of GasPT product to one of the Company's major customers and continued strengthening of the Company's integration revenues. Under the market approach, appropriate valuation multiples were derived from the historical operating data of selected guideline companies. The valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies and the multiple was then applied to the appropriate operating data of the Company to arrive at an indication of fair market value. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a Goodwill impairment charge of $1.3 million during the second quarter of 2018.

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

As of March 31, 2019 and December 31, 2018, there was Goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

The carrying value of Goodwill and the activity for the three months ended March 31, 2019 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2018	$13,089	$—	$—	$13,089
Balance, March 31, 2019	$13,089	$—	$—	$13,089

6. INVESTMENTS

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million ($0.3 million balance at March 31, 2019 and December 31, 2018), which was the carrying value of the investment, earning interest at 5% per annum, due June 30, 2019. The Company recorded $4 thousand of interest income in both the three months ended March 31, 2019 and 2018. The interest receivable is settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance is offset against the note receivable quarterly. CUI Global reviewed the note receivable for non-collectability as of March 31, 2019 and concluded that no allowance was necessary. For more details on this investment see Note 2 - Summary of Significant Accounting policies to CUI Global's financial statements filed in Item 8 of the Company's latest Form 10-K filed with the SEC on March 18, 2019.

During 2018, CUI Global made investments of $0.7 million in convertible notes receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies. The notes accrued interest at 2% per annum and the interest was to compound annually. Unless converted into shares earlier, principal and accrued interest was to convert automatically on the maturity date (October 27, 2019) into shares of VPS common stock at the then current fair market value.

On March 30, 2019, the Company converted its notes receivable into common stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of liabilities assumed. In return, the Company acquired a 21.4% ownership share of VPS. Based on current accounting guidance, the Company will record its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results will not be consolidated, but the Company will record 21.4% of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at March 31, 2019 was $5.3 million as reflected on the condensed consolidated balance sheets.

7. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. In the first quarter of 2018, the Company had an interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. During the three months ended March 31, 2018, the Company had $84 thousand of unrealized gain related to the interest rate swap. The Company closed out this derivative in December 2018 as part of the Company's sale/leaseback transaction and the Company does not own any derivative instruments at March 31, 2019.

Embedded Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (“FASB ASC 815”), “Derivatives and Hedging,” which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives.

8. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the effective date method of implementation. Under the effective date method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less from being recorded on the Company's condensed consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company also reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

In December 2018, the Company entered into a sale-lease back transaction to sell and lease back the CUI, Inc. Tualatin facility. The Company sold the Tualatin headquarters and warehouse for $8.1 million at a deferred gain of $2.9 million and has leased back the facility for approximately $53 thousand per month until December 2022. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises. As a result of the implementation and transition to the accounting guidance in ASC 842, the deferred gain was recognized on January 1, 2019 as a credit to retained earnings.

Orbital-UK has a number of operating leases on vehicles, equipment, and accommodations for visiting personnel. During the three months ended March 31, 2019, the total monthly rent on these leases was approximately $31 thousand.

The Company rents office and warehouse space in Houston, Texas through December 2022. During the three months ended March 31, 2019, rent expense on this lease was approximately $30 thousand per month. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

In March 2015, as part of the Tectrol acquisition, the Company leased the Toronto facility though March 2020. During the three months ended March 31, 2019, the monthly rent of this facility was approximately $33 thousand per month. CUIC has the option to extend the term of the lease for a further period of five years (renewal term is March 2020 to February 2025). The Company has already taken the position that the renewal is probable to be exercised so the renewal period is already included in the lease liability balance using the current monthly payment (since the new amount remains unknown).

Additionally, CUI Japan leases office space. During the three months ended March 31, 2019, the monthly base rent for this facility was approximately $3 thousand. There is not a specific renewal option in the lease. Renewal will be negotiated at market rates at the end of the term.

Consolidated rental expense was $0.4 million for the three months ended March 31, 2019 and is included in selling, general and administrative on the condensed consolidated statement of operations.

The following is an analysis of the right-of-use assets under operating and financing leases:

(In thousands)	Balance Sheet Classification	March 31, 2019

Operating lease assets	Right of use assets - operating leases	$7,422
Finance lease assets	Property and equipment, net of accumulated depreciation	7

Total right of use assets		$7,429

The following summarizes the current and long-term portion of operating lease obligations:

(In thousands)	March 31, 2019

Operating lease obligations - current portion	$975
Operating lease obligations - less current portion	6,589

Total operating lease obligations	$7,564

Future minimum operating lease obligations at March 31, 2019 are as follows:

(In thousands)
2019	$1,107
2020	1,375
2021	1,325
2022	1,315
2023	901
Thereafter	3,652

Interest portion	(2,111)

Total operating lease obligations	$7,564

Financing leases of $8 thousand of lease obligations and $7 thousand of right of use assets were deemed immaterial for further detail disclosures.

Total lease cost and other lease information is as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$360
Short-term lease cost	38
Variable lease cost	58
Sublease income	(8)
Total lease cost	$448

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$(429)
Right-of-use assets obtained in exchange for new operating lease obligations	$7,703
Weighted-average remaining lease term - operating leases (in years)	7.6
Weighted-average discount rate - operating leases	6.0%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors. The following lease disclosures as of December 31, 2018 were required under previous accounting guidance under ASC 840 and under the transition guidance of ASC 842:

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

Rental expense was $1.2 million in 2018 and is included in selling, general and administrative on the statement of operations.

Future minimum operating lease obligations as of December 31, 2018 are as follows:

(In thousands)
2019	$1,482
2020	1,129
2021	1,031
2022	1,013
2023	605
Thereafter	3,307
Total	$8,567

9. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018 and there are no immediate plans to issue stock options. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 18, 2019. For the three months ended March 31, 2019 and 2018 the Company recorded stock-based expense of $51 thousand and $66 thousand, respectively.

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

During the three months ended March 31, 2019, the Company’s total revenues consisted of 76% from the Power and Electromechanical segment and 24% from the Energy segment. During the three months ended March 31, 2018, the Company's total revenues consisted of 77% from the Power and Electromechanical segment and 23% from the Energy segment.

The following information represents segment activity for the three months ended March 31, 2019 and selected balance sheet items as of March 31, 2019:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$17,551	$5,458	$—	$23,009
Depreciation and amortization(1)	345	400	—	745
Interest expense	10	9	66	85
Profit (loss) from operations	1,076	(2,585)	(1,581)	(3,090)
Segment assets	53,659	20,565	1,537	75,761
Other intangible assets, net	8,337	5,139	—	13,476
Goodwill	13,089	—	—	13,089
Expenditures for long-lived assets (2)	161	57	—	218

(1)

For the Power and Electromechanical segment, for the three months ended March 31, 2019, depreciation and amortization includes $223 thousand classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2)	Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents segment activity for the three months ended March 31, 2018 and selected balance sheet items as of March 31, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$17,020	$4,946	$—	$21,966
Depreciation and amortization (1)	364	366	—	730
Interest expense	53	2	59	114
Profit (loss) from operations	9	(2,524)	(1,264)	(3,779)
Segment assets	45,401	29,645	8,879	83,925
Other intangibles assets, net	8,906	6,702	—	15,608
Goodwill	13,097	4,723	—	17,820
Expenditures for segment assets (2)	320	73	—	393

(1)

For the Power and Electromechanical segment, depreciation and amortization totals for the three months ended March 31, 2018, include $201 thousand classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2)	Includes purchases of property plant and equipment and the investment in other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
USA	$14,328	62%	$13,807	63%
United Kingdom	3,458	15%	3,360	15%
All Others	5,223	23%	4,799	22%
Total	$23,009	100%	$21,966	100%

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

12. FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018, respectively, was as follows:

(in thousands)
March 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of deposit - restricted cash	523	—	—	523
Certificate of deposit - restricted investment (1)	400	—	—	400
Total assets	$939	$—	$—	$939

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of deposit - restricted cash	523	—	—	523
Certificate of deposit - restricted investment (1)	400	—	—	400
Convertible notes receivable	—	—	655	655
Total assets	$939	$—	$655	$1,594

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible
(in thousands)	Note
Balance at December 31, 2018	$655
Conversion to common stock of VPS	(655)
Balance at March 31, 2019	$—

(1) Investment is a 12-month certificate of deposit classified as available for sale and included in Deposits and other assets on the balance sheet.

There were no transfers between Level 3 and Level 2 in 2019 as determined at the end of the reporting period. The inputs used to measure the convertible note are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal analysis. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. During quarterly updates of the valuation, the calculation of the value is based on recent similar transactions with the seller of the convertible notes. The convertible note receivable was converted to VPS stock in the first quarter of 2019 (see Note 6). The future value of the investment will be measured using the equity method of accounting.

13. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three months ended March 31, 2019 and March 31, 2018, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 1.0 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three months ended March 31, 2019 and 2018. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2019 and 2018.

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2019	2018
Net loss	$(3,003)	$(3,261)
Basic and diluted weighted average number of shares outstanding	28,583,600	28,488,032

Basic and diluted loss per common share	$(0.11)	$(0.11)

14. INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. and foreign U.K. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

A net income tax expense of $47 thousand was recorded to the income tax provision for the three months ended March 31, 2019, resulting in an effective tax rate of (1.6%). The income tax expense for the three months ended March 31, 2019 includes taxes on profitable foreign operations and domestic state minimum taxes. The Company has provided a full valuation on existing deferred tax assets in the United States and United Kingdom.

The Company's total income tax benefit and effective tax rate for the three months ended March 31, 2018 was $302 thousand resulting in an effective tax rate of 8.5%. The income tax benefit for the three months ended March 31, 2018 related to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations and domestic state minimum taxes. All of the Company’s United States deferred tax assets were reduced by a full valuation allowance.

15. OVERDRAFT FACILITY AND WORKING CAPITAL LINE OF CREDIT

On October 5, 2016, Orbital Gas Systems Ltd. signed a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with the following terms:

(in thousands)

Credit Limit	March 31, 2019 Balance	Expiration Date	Interest rate
£1,500 pounds sterling ($1,953 at March 31, 2019)	$965	October 5, 2021	Base rate plus a 2.25% margin (2.5% as of March 31, 2019).

The London branch of Wells Fargo Bank N.A. can demand repayment of amounts on overdraft at any time. The overdraft facility is primarily secured by land, equipment, intellectual property rights, and rights to potential future insurance proceeds held by Orbital Gas Systems Ltd.

CUI, Inc. and CUI-Canada have a line of credit (LOC) whose terms with Wells Fargo Bank are as follows:

(in thousands)
Credit Limit		March 31, 2019 Balance		Expiration Date	Interest rate
$5,000	(1)	$1,460	(2)	June 1, 2019	Fixed rate at 2.25% above the LIBOR in effect on the first day of the applicable fixed-rate term, or
					Variable rate at 2.25% above the daily one-month LIBOR rate.

(1)	$2 million of the line of credit is reserved to guarantee the obligation of Orbital Gas Systems Ltd. under its Overdraft Facility.

(2)

As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of March 31, 2019.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at March 31, 2019:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,337
CUI Inc. and CUI-Canada Accounts receivable, net	$8,773
CUI Inc. and CUI-Canada Inventory, net	$9,791
CUI Inc. and CUI-Canada Equipment, net	$654

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI limit capital expenditures by CUI Inc. and CUI-Canada to $1.75 million in any fiscal year. The LOC is supported by a single long-term note that does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. The LOC contains certain financial covenants. Under the terms of CUI Inc./CUI-Canada's credit agreement with Wells Fargo Bank, the Company incurred a specified default limited to the breach of the EBITDA financial covenant of CUI Global as the guarantor for the fiscal quarter ended December 31, 2018. CUI Inc./CUI-Canada received a forbearance of this event of default through April 30, 2019, subject to certain terms and conditions. Under the terms of the forbearance, CUI Inc./CUI-Canada agreed to terminate the Orbital Gas Systems Ltd. overdraft facility with Wells Fargo Bank’s London branch by April 30, 2019. In April 2019, CUI Inc./CUI-Canada replaced the existing line of credit and overdraft facilities with a new two-year line of credit facility of up to $10.0 million with Bank of America Merrill Lynch. Due to the replacement of the LOC with a long-term facility, the balance of the LOC and overdraft facility were classified as long-term at March 31, 2019. Covenant compliance on the Wells Fargo LOC was not calculated as of March 31, 2019 due to the payoff of the Wells Fargo LOC.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of March 31,	As of December 31,
	2019	2018
Foreign currency translation adjustment	$(4,304)	$(4,396)

Accumulated other comprehensive loss	$(4,304)	$(4,396)

17. NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Acquisition Note Payable - related party (1)	$5,304	$5,304

(1)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of March 31, 2019, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective.

18. CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment and power and electromechanical products in the Power and Electromechanical segment. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended March 31, 2019:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	18%
Future Electronics	Power and Electromechanical	10%
Total concentrations		28%

For the Three Months Ended March 31, 2018:
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	25%
Future Electronics	Power and Electromechanical	12%
Total concentrations		37%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended March 31, 2019:
Country	Percent
United Kingdom	15%
Total concentrations	15%

For the Three Months Ended March 31, 2018:
Country	Percent
United Kingdom	15%
Total concentrations	15%

The Company did not have any gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable at March 31, 2019 or December 31, 2018.

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of March 31, 2019:
Country	Percent
United Kingdom	22%

Total concentrations	22%

As of December 31, 2018:
Country	Percent
United Kingdom	29%

Total concentrations	29%

There were no supplier concentrations greater than 10% during the three months ended March 31, 2019 and March 31, 2018.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during the three months ended March 31, 2019 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2019	Vested restricted common stock	Expense	Three board members	Director compensation	29,067	$37

Total other equity transactions					29,067	$37

20. SUBSEQUENT EVENT

In April 2019, the Company closed on a previously announced two-year revolving line of credit facility of up to $10.0 million with Bank of America Merrill Lynch. The new facility replaces the Company’s existing $5.0 million U.S.-based revolver and UK-based overdraft facilities with more favorable terms (see Note 15).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2019 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2018 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three months ended March 31, 2019, CUI Global had consolidated loss from operations of $3.1 million compared to consolidated loss from operations in the three months ended March 31, 2018 of $3.8 million. During the three months ended March 31, 2019, CUI Global had a consolidated net loss of $3.0 million compared to a consolidated net loss in the three months ended March 31, 2018 of $3.3 million. The lower consolidated losses for the three months ended March 31, 2019, was the result of higher gross profit in the Power and Electromechanical segment and slightly higher gross profit in the Energy segment for the three month period. On the strength of the Power and Electromechanical and Energy segment direct sales, consolidated revenues increased for the three month period.

In March 2019, the Company acquired a 21.4% share of Virtual Power Systems, which is recorded as an equity method investment.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the three months ended March 31, 2019:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$17,551	100.0%	$5,458	100.0%	$—	—%	$23,009	100.0%

Cost of revenue	11,011	62.7%	4,271	78.3%	—	—%	15,282	66.4%
Gross profit	6,540	37.3%	1,187	21.7%	—	—%	7,727	33.6%

Operating expenses:
Selling, general and administrative	4,752	27.1%	3,254	59.6%	1,581	—%	9,587	41.7%
Depreciation and amortization	122	0.7%	400	7.3%	—	—%	522	2.3%
Research and development	552	3.1%	52	1.0%	—	—%	604	2.6%
Provision for bad debt	39	0.2%	67	1.2%	—	—%	106	0.4%
Other operating Expenses	—	—%	(2)	—%	—	—%	(2)	—%
Total operating expenses	5,465	31.1%	3,771	69.1%	1,581	—%	10,817	47.0%
Income (loss) from operations	$1,075	6.2%	$(2,584)	(47.4)%	$(1,581)	—%	$(3,090)	(13.4)%

For the three months ended March 31, 2018:

(dollars in thousands)	Power and Electro-mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$17,020	100.0%	$4,946	100.0%	$—	—%	$21,966	100.0%

Cost of revenue	11,791	69.3%	3,598	72.7%	—	—%	15,389	70.1%
Gross Profit	5,229	30.7%	1,348	27.3%	—	—%	6,577	29.9%

Operating expenses:
Selling, general and administrative	4,462	26.2%	3,475	70.3%	1,264	—%	9,201	41.9%
Depreciation and amortization	164	1.0%	365	7.4%	—	—%	529	2.4%
Research and development	589	3.5%	31	0.6%	—	—%	620	2.8%
Provision for bad debt	5	—%	1	—%	—	—%	6	—%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	5,220	30.7%	3,872	78.3%	1,264	—%	10,356	47.1%
Income (loss) from operations	$9	—%	$(2,524)	(51.0)%	$(1,264)	—%	$(3,779)	(17.2)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$17,551	$17,020	$531	3.1%
Energy	5,458	4,946	512	10.4%
Total revenues	$23,009	$21,966	$1,043	4.7%

The revenues for the three months ended March 31, 2019 were higher than the comparable periods due to higher revenues in both the Company's Power and Electromechanical segment and Energy segment. Higher revenues in the Power and Electromechanical segment are due to higher direct sales while sales through the Company's distribution customers were down slightly in the three month period. Higher revenues in the Energy segment in the three-month period are associated with the timing of customer project delivery schedules. Higher revenue from the Company's Houston facility was partially offset by lower revenue from the Company's UK facility.

Customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, distribution channel sales. In the first quarter of 2018, the Company received the Company's first order for an ICE Block data center power utilization solution.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $19.6 million and $13.4 million, respectively, as of March 31, 2019. These are both down from December 31, 2018 backlogs of $21.8 million and $15.7 million for the Power and Electromechanical and Energy segments, respectively.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$11,011	$11,791	$(780)	(6.6)%
Energy	4,271	3,598	673	18.7%
Total cost of revenues	$15,282	$15,389	$(107)	(0.7)%

For the three months ended March 31, 2019, the cost of revenues as a percentage of revenue decreased to 66% from 70% during the prior-year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended March 31, 2019 was 63% compared to 69% during the prior-year comparative period. Cost of revenues as a percentage of revenue was down in the Power and Electromechanical segment due to the 2018 comparable period including a significant royalty expense incurred related to the revenues of the ICE switch. The royalty rate was higher on the first $1.4 million of ICE product revenues. The cost of revenues as a percentage of revenue for the Energy segment for the three months ended March 31, 2019 was 78% compared to 73% in the three months ended March 31, 2018. The higher cost percentage in the Energy segment was due to a less favorable product mix during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As previously noted, the Energy segment was affected by a halt in shipments of higher margin GasPT units to an Italian customer. The Company's gross profit will improve when GasPT deliveries increase and with continued increases in revenues from integration related solutions.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$4,752	$4,462	$290	6.5%
Energy	3,254	3,475	(221)	(6.4)%
Other	1,581	1,264	317	25.1%
Total selling, general and administrative expense	$9,587	$9,201	$386	4.2%

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

During the three months ended March 31, 2019, SG&A increased $0.4 million compared to the prior-year comparative period. This increase in SG&A was due to increased costs in the Power and Electromechanical segment and the Other category, primarily due to higher selling expenses on the higher sales in the Power and Electromechanical segment and higher professional fees in the Other category in the three months ended March 31, 2019 compared to the three month period ended March 31, 2018.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$345	$365	$(20)	(5.5)%
Energy	400	365	35	9.6%
Total depreciation and amortization	$745	$730	$15	2.1%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended March 31, 2019 and 2018 included $223 thousand and $201 thousand, respectively, which was included in cost of revenues.

Depreciation and amortization expense in the three months ended March 31, 2019 were up slightly compared to the three months ended March 31, 2018 as a result of amortization of an ERP system implemented in the U.K in 2018.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$552	$589	$(37)	(6.3)%
Energy	52	31	21	67.7%
Total research and development	$604	$620	$(16)	(2.6)%

Research and development costs ("R&D") are associated with the continued research and development of new and existing technologies including advanced power technologies, ICE, GasPT, VE Technology and other products. R&D costs were down slightly overall. Overall R&D costs were driven by the Power Segment while R&D remained at a low level in the Energy segment compared to the Power and Electromechanical segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. R&D activities were primarily focused on the ICE technology in the Power and Electromechanical Segment and GasPT and VE technologies in the Energy segment.

Provision for Bad Debt

(dollars in thousands)

Provision for bad debt by Segment or Category	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Power and Electromechanical	$39	$5	$34	680.0%
Energy	67	1	66	6,600.0%
Total provision for bad debt	$106	$6	$100	1,666.7%

The changes in bad debt are due to fluctuations in bad debt reserves based on the age of receivables, primarily in the Energy segment in the U.K. and the Power Segment in the U.S. Collections are generally strong across all businesses in the three months ended March 31, 2019.

Other Income (Expense), net

(dollars in thousands)

Other Income (Expense), net	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Foreign exchange gain	$196	$230	$(34)	(14.8)%
Interest income	14	5	9	180.0%
Unrealized gain on derivative	—	84	(84)	(100.0)%
Other, net	9	11	(2)	(18.2)%
Total Other income (expense), net	$219	$330	$(111)	(33.6)%

Other income (expense) changes were due primarily to the interest rate swap derivative being paid off in December 2018 and thus there was zero gain or loss in the three months ended March 31, 2019 related to the derivative.

Interest Expense

For the three months ended March 31, 2019 and 2018, the Company incurred interest expense, net of amounts capitalized, of $85 thousand and $114 thousand. Interest was lower in the three months ended March 31, 2019 compared to the three month period ended March 31, 2018 due to the payoff of the mortgage in December 2018 as part of the Company's sale/leaseback transaction.

Interest expense in 2019 is associated with interest on the line of credit, bank overdraft facility, and a secured promissory note, while 2018 also included interest on the mortgage note that was paid off in December 2018.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. and U.K. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In 2018, the Company recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of March 31, 2019, the Company held Cash and cash equivalents of $1.3 million including $0.5 million of restricted cash. Operations, investments, patents and equipment have been funded through cash on hand and debt. Trade accounts receivable and Inventories have decreased since December 31, 2018 as we've improved working capital management and as backlogs have decreased. Also contributing to the decrease in Inventories was the non-cash investment - equity method that included a contribution of certain inventories (see Note 6).

Cash Used In Operations

Cash used in operations of $2.7 million was a $0.2 million decrease in cash used compared to the three month period in 2018. The three months ended March 31, 2019 were benefited from higher revenue and the related gross profits in the Power and Electromechanical segment. In the first three months of 2019, cash used in operations by the Energy segment was approximately $2.3 million, and cash used in operations by the Other category was approximately $0.9 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $0.5 million. The Company believes cash used in operations will improve in the Energy segment in the remaining three quarters of 2019 due to the expected increases in revenue from other integration-related products including biomethane to grid solutions. The Power and Electromechanical segment is expected to continue to provide cash from operations and the Company believes the cash usage rate in the other category to be flat due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of decreased trade receivables of $1.1 million, an increase to contract liabilities of $0.2 million and the $0.2 million cash effect from an increase in refund liabilities offset by decreased payables and accrued expenses of $0.3 million and $1.1 million, respectively, and the $0.8 million cash effect of an increase in contract assets, for the three months ended March 31, 2019.

During the first three months of 2019 and 2018, the Company used stock as a form of payment to certain directors, employees, vendors and consultants. For the three months ended March 31, 2019 and 2018, the Company recorded a total of $51 thousand and $66 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The decrease in expense was primarily due to one less director receiving share-based compensation in the first three months of 2019 compared to the first three months of 2018.

S-3 registration

The Company filed an S-3 registration statement on March 14, 2017 containing a prospectus that was effective March 29, 2017. With this filing, CUI Global may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $100 million.

The Company utilized this registration in October 2017, when the Company issued an additional 7,392,856 shares at a public offering price of $2.80 per share.

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

Capital Expenditures and Investments

During the first three months of 2019 and 2018, CUI Global invested $69 thousand and $154 thousand, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2019 in support of its on-going business and continued development of product lines and technologies.

During the three months ended March 31, 2019 and 2018, CUI Global invested $0.1 million and $0.2 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first quarter of 2019, CUI Global made a cash investment of $0.3 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investment, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for total non-cash investments of $4.9 million for a 21.4% equity investment in Virtual Power Systems ("VPS"). Through this investment the Company is continuing its support of the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies (see Note 6).

Financing Activities

For the three months ended March 31, 2019 and 2018, the Company recorded net (payments) proceeds of $(0.4) million, and $0.8 million, respectively, from the overdraft facility in the U.K., and recorded net proceeds of $0.5 million and $0, respectively, from the line of credit. In 2018, the Company paid $24 thousand toward the mortgage note payable and $45 thousand, toward the contingent liability related to the Tectrol, Inc. acquisition. The line of credit and overdraft facility were replaced by a new $10 million line of credit from Bank of America Merrill Lynch in April 2019 (see Notes 15 and 20).

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of March 31, 2019. At March 31, 2019, the Company had a $1.5 million balance on its $5.0 million LOC with $1.5 million available. There was a $1.0 million balance on the Company's Overdraft facility at Orbital UK at March 31, 2019 and $1.0 million available on the facility.

Financing activities – related party activity

For the three months ended March 31, 2019 and 2018, $66 thousand of interest payments were made in relation to the promissory note issued to related party, IED, Inc.

Recap of Liquidity and Capital Resources

The Company had a balance on its $5.0 million LOC with Wells Fargo Bank of $1.5 million on March 31, 2019. The LOC contains certain financial covenants. Under the terms of CUI Inc./CUI-Canada's credit agreement with Wells Fargo Bank, the Company incurred a specified default limited to the breach of the EBITDA financial covenant of CUI Global as the guarantor for the fiscal quarter ended December 31, 2018. CUI Inc./CUI-Canada received a forbearance of this event of default through April 30, 2019, subject to certain terms and conditions. Under the terms of the forbearance, CUI Inc./CUI-Canada agreed to terminate the Orbital Gas Systems Ltd. overdraft facility with Wells Fargo Bank’s London branch by April 30, 2019. In April 2019, CUI Inc./CUI-Canada replaced the existing line of credit and overdraft facilities with a new two-year line of credit facility of up to $10.0 million with Bank of America Merrill Lynch. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Covenant compliance on the Wells Fargo LOC was not calculated as of March 31, 2019 due to the payoff of the Wells Fargo LOC.

Orbital Gas Systems Ltd. had a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling ($2.0 million at March 31, 2019) that was to expire on October 5, 2021. The balance at March 31, 2019 was $1.0 million.

In April 2019, the LOC and overdraft facility were replaced by a $10.0 million line of credit from Bank of America Merrill Lynch.

At March 31, 2019, the Company had unrestricted cash and cash equivalents balances of $0.8 million. In addition, the Company had $0.5 million of restricted cash related to a contract guarantee. At March 31, 2019, the Company had $0.3 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $75 thousand, at foreign financial institutions covered under the Canada Deposit Insurance Corporation (CDIC). The money market balance of $16 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At March 31, 2019, the Company had cash and cash equivalents of $0.2 million in Japanese bank accounts, less than $1,000 in European bank accounts and $86 thousand in Canadian bank accounts.

As of March 31, 2019, the Company had an accumulated deficit of $124.1 million.

The Company expects the revenues from its Power and Electromechanical and Energy Segments, cash on hand, and cash available from debt facilities, including the credit facility with Bank of America discussed above, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operations in Houston and the U.K. to continue to need cash support as the businesses increase their market positions and revenue. In the first 3 months of 2019, the Company supported the Energy segment businesses with $2.5 million in supplemental cash. Management expects the cash support for the Energy segment businesses to decline significantly from the second quarter onward. The CUI-Canada operation in the Power and Electromechanical segment will also continue to be near break even in the short-term. If revenues and other funds are not sufficient to cover all operating and other expenses, additional funding may be required. There is no assurance the Company will be able to raise such additional capital. The failure to raise capital or generate product sales in the expected time frame would have a material adverse effect on the Company. See Note 2 Summary of Significant Accounting Policies - Company Conditions, for additional discussion of the Company's financial condition and current liquidity.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2018 Annual Report on Form 10-K filed on March 18, 2019, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”) using the transition method of adoption. Under the transition method of adoption, comparative information has not been restated and continues to be reported under the standards in effect for those periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The impact of adopting the new standard primarily relates to the recognition of a lease right-of-use (“ROU”) asset and current and non-current lease obligation on the condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company cannot readily determine the rate implicit in the lease, the Company uses the Company's incremental borrowing rate determined by country of lease origin based on the anticipated lease term as determined at commencement date in determining the present value of lease payments. The ROU asset also excludes any accrued lease payments and unamortized lease incentives.

As of March 31, 2019, $7.4 million was included with non-current assets, $1.0 million with current liabilities and $6.6 million with non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the cash flow. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as a result of the implementation and transition to the accounting guidance in ASC 842, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

Recent Accounting Pronouncements

See Note 11 Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

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

The table below details the percentage of revenues and expenses by the four principal currencies for the three months ended March 31, 2019 and 2018:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended March 31, 2019
Revenues	82%	16%	—%	2%
Operating expenses	68%	24%	7%	1%

For the Three Months Ended March 31, 2018
Revenues	81%	16%	—%	3%
Operating expenses	66%	25%	8%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three months ended March 31, 2019, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

Brexit Risk

On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union ("EU"), with voters approving to withdraw from the EU (commonly referred to as Brexit). The UK was scheduled to depart on March 29, 2019, but the UK Prime Minister requested a delay until June 30, 2019, which is still pending approval. Following the referendum, the UK government began discussions with the EU on the terms and conditions of the withdrawal from the EU and on terms of a transition period to December 31, 2020 proposed by the EU but not yet agreed upon. Current uncertainty over the final outcome of the negotiations between the UK and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete. Our Orbital-UK operations could be impacted by the global economic uncertainty caused by Brexit.

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

Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue. In 2019, since the investment in the Investment - equity method is considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As part of the implementation of ASC 842 on leases, the Company added additional controls around contracts to identify potential new leases and to identify the ongoing calculation of the monthly run-off of right-of-use assets and lease obligations as journal entry and account reconciliation controls. Additionally, the Company has added controls around the review of leases to determine if reassessments are triggered.

Other than the changes made to accommodate ASC 842 on leases, there were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2019, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2019	Vested restricted common stock	Expense	Three board members	Director compensation	29,067	$37

					29,067	$37

Item 5. Other Information.

On May 14, 2019, we entered into Executive Employment Agreements with William J. Clough, our Chief Executive Officer, President and General Counsel and Daniel N. Ford, our Chief Financial Officer and Chief Operating Officer-Energy Division (collectively, the “Executives”).  The Employment Agreements are substantially similar in form and are included as exhibits to this filing, to which reference is made.  Set forth below is a summary of some of the material terms and provisions of each of our Executive’s Employment Agreements:

	WILLIAM J. CLOUGH	DANIEL N. FORD
Term	3 Years	3 Years
Base Salary	Yr. 1 - $750,000 Yr. 2 - $800,000 Ys. 3 - $850,000	Yr. 1 - $500,000 Yr. 2 - $550,000 Yr. 3 - $600,000
Future Bonuses	● 75% of Base Salary for targets and milestones agreed to by Compensation Committee and Executive. ● 25% of Base Salary discretionary bonus determined by Compensation Committee.	● 75% of Base Salary for targets And milestones agreed to by Compensation Committee and Executive. ● 25% of Base Salary discretionary bonus determined by Compensation Committee.
Stock Options	1,600,000 at an exercise price of $1.14. The options vest equally over 36 months. Issuance of options subject to shareholder approval in accordance with NASDAQ Rule 5635(c).	960,000 at an exercise price of $1.14. The options vest equally over 36 months. Issuance of options subject to shareholder approval in accordance with NASDAQ Rule 5635(c).
Severance Compensation if terminated without Cause by Company or Good Reason by Executive

● 2.5 times Base Salary plus Target Bonus;

● Any deferred or unpaid past bonuses;

● Acceleration of any unvested options or other equity incentive rights;

● Company may not terminate Executive without Cause within one (1) year of a Change in Control event.  Company agrees to indemnify Executive for breach of this undertaking.

● 2.0 times Base Salary plus Target Bonus;

● Any deferred or unpaid past bonuses;

● Acceleration of any unvested options or other equity incentive rights;

● Company may not terminate Executive without Cause within one (1) year of a Change in Control event.  Company agrees to indemnify Executive for breach of this undertaking.

Termination for Cause	No severance benefits. Forfeit unvested options or other equity compensation rights.	No severance benefits. Forfeit unvested options or other equity compensation rights.
Termination due to Disability	75% of Base Salary for six (6) months plus COBRA reimbursement.	75% of Base Salary for six (6) months plus COBRA reimbursement.
COBRA Reimbursement	18 Months.	18 Months.
Restrictive Covenant Term	24 Months.	24 Months.
Payment of Life Insurance for Executives Beneficiary	Up to $9,999 per Year.	-0-
Relocation Reimbursement	None.	If Executive is required to relocate greater than 50 miles from current place of employment, then Executive shall be reimbursed for certain relocation expenses or may resign for Good Reason.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.95 [1]	Employment agreement with William J. Clough effective May 14, 2019

10.96 [1]	Employment agreement with Daniel N. Ford effective May 14, 2019

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of May, 2019.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)