Form 10-Q
period 2019-06-30
CUI Global, Inc.
filed 2019-08-14
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 28,680,260 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of August 14, 2019.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	CUI	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share amounts)	2019	2018
	(Unaudited)	(See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$2,635	$3,979
Trade accounts receivable, net of allowance of $202 and $167, respectively	14,333	14,416
Inventories	12,361	13,042
Contract assets	2,876	1,744
Note receivable, current portion	—	318
Prepaid expenses and other current assets	1,579	1,982
Total current assets	33,784	35,481

Property and equipment, less accumulated depreciation of $4,305 and $4,234, respectively	5,064	5,973
Investment in VPS - equity method	5,552	—
Right of use assets - Operating leases	7,238	—
Goodwill	13,094	13,089
Other intangible assets, less accumulated amortization of $13,986 and $13,190, respectively	13,028	13,861
Restricted cash	523	523
Convertible note receivable	—	655
Deposits and other assets	852	585
Total assets	$79,135	$70,167

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$8,511	$6,480
Short-term overdraft facility	—	1,344
Line of credit	—	979
Note payable, related party	5,304	—
Operating lease obligations - current portion	992	—
Accrued expenses	5,709	4,851
Contract liabilities	2,069	2,226
Refund liabilities	2,164	2,417
Deferred gain on leaseback, current portion	—	289
Total current liabilities	24,749	18,586

Line of credit	6,450	—
Long term note payable, related party	—	5,304
Operating lease obligations, less current portion	6,426	—
Deferred tax liabilities	1,914	1,922
Deferred gain on leaseback, less current portion	—	2,599
Other long-term liabilities	161	218
Total liabilities	39,700	28,629

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2019 or December 31, 2018	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,632,302 shares issued and outstanding at June 30, 2019 and 28,552,886 shares issued and outstanding at December 31, 2018	29	29
Additional paid-in capital	170,006	169,898
Accumulated deficit	(126,373)	(123,993)
Accumulated other comprehensive loss	(4,227)	(4,396)
Total stockholders' equity	39,435	41,538
Total liabilities and stockholders' equity	$79,135	$70,167

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Total revenues	$22,811	$23,127	$45,821	$45,093

Cost of revenues	15,472	15,492	30,755	30,881

Gross profit	7,339	7,635	15,066	14,212

Operating expenses:
Selling, general and administrative	9,044	9,245	18,631	18,446
Depreciation and amortization	480	553	1,001	1,082
Research and development	241	783	845	1,403
Provision (credit) for bad debt	31	(40)	138	(34)
Impairment of goodwill	—	1,263	—	1,263
Other operating income	—	—	(2)	—

Total operating expenses	9,796	11,804	20,613	22,160

Loss from operations	(2,457)	(4,169)	(5,547)	(7,948)

Loss from equity method investment in VPS	(356)	—	(356)	—
Fair value gain on equity method investment purchase	629	—	629	—
Other income (expense)	(354)	(308)	(135)	22
Interest expense	(118)	(124)	(203)	(238)

Loss before taxes	(2,656)	(4,601)	(5,612)	(8,164)

Income tax expense (benefit)	(391)	164	(344)	(137)

Net loss	$(2,265)	$(4,765)	$(5,268)	$(8,027)

Basic and diluted weighted average common shares outstanding	28,634,766	28,506,154	28,609,324	28,497,146

Basic and diluted loss per common share	$(0.08)	$(0.17)	$(0.18)	$(0.28)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,265)	$(4,765)	$(5,268)	$(8,027)

Other comprehensive income (loss)
Foreign currency translation adjustment	77	(822)	169	(382)
Comprehensive loss	$(2,188)	$(5,587)	$(5,099)	$(8,409)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

(in thousands, except share amounts)	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888

Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss for the period ended March 31, 2019	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—	—	92	92

Balance, March 31, 2019	28,581,953	29	169,938	(124,108)	(4,304)	41,555
Common stock issued for compensation, services, and royalty payments	50,349	—	68	—	—	68
Net loss for the period ended June 30, 2019	—	—	—	(2,265)	—	(2,265)
Other comprehensive income	—	—	—	—	77	77
Balance, June 30, 2019	28,632,302	$29	$170,006	$(126,373)	$(4,227)	$39,435

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 842.

(in thousands, except share amounts)	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (2)	—	—	—	1,891	—	1,891

Balance at January 1, 2018, adjusted	28,406.856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	79,042	—	220	—	—	220

Net loss for the period ended March 31, 2018	—	—	—	(3,262)	—	(3,262)
Other comprehensive income	—	—	—		440	440

Balance, March 31, 2018	28,485.898	28	169,747	(109,930)	(3,070)	56,775
Common stock issued for compensation, services, and royalty payments	19,156	—	61	—	—	61

Net loss for the period ended June 30, 2018	—	—	—	(4,765)	—	(4,765)
Other comprehensive loss	—	—	—	—	(822)	(822)
Balance, June 30, 2018	28,505,054	$28	$169,808	$(114,695)	$(3,892)	$51,249

(2) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,268)	$(8,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	462	541
Amortization of intangibles	907	962
Stock issued and stock to be issued for compensation, royalties and services	111	146
Unrealized gain on derivative liability	—	(126)
Non-cash loss on equity method investment in VPS	356	—
Non-cash fair value gain on equity method investment purchase	(629)	—
Provision (credit) for bad debt	138	(34)
Deferred income taxes	(289)	(329)
Inventory reserve	189	123
Non-cash unrealized foreign currency gains	159	21
Impairment of goodwill	—	1,263
Gain on disposal of assets	(2)	—
(Increase) decrease in operating assets:
Trade accounts receivable	(68)	(1,625)
Inventories	(972)	(2,214)
Contract assets	(1,159)	704
Prepaid expenses and other current assets	381	396
Right of use assets - operating leases	467	—
Deposits and other assets	21	2
Increase (decrease) in operating liabilities:
Accounts payable	2,001	1,730
Operating lease liabilities	(429)	—
Accrued expenses	(325)	1,060
Refund liabilities	(253)	572
Contract liabilities	(121)	146
NET CASH USED IN OPERATING ACTIVITIES	(4,323)	(4,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(233)	(511)
Proceeds from sale of property and equipment	2	—
Cash paid for other intangible assets	(196)	(325)
Cash paid for equity-method investment	(1,021)	—
Proceeds from notes receivable	313	—
NET CASH USED IN INVESTING ACTIVITIES	(1,135)	(836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	6,842	8,458
Payments on overdraft facility	(8,208)	(7,691)
Proceeds from line of credit	17,189	1,546
Payments on line of credit	(11,718)	(1,546)
Payments on financing lease obligations	(2)	(2)
Payments on mortgage note payable	—	(47)
Payments on contingent consideration	—	(45)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,103	673

Effect of exchange rate changes on cash	11	41
Net decrease in cash, cash equivalents and restricted cash	(1,344)	(4,811)
Cash, cash equivalents and restricted cash at beginning of period	4,502	12,646

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,158	$7,835

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$136	$95
Interest paid, net of capitalized interest	$194	$239

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$7,703	$—

Non-cash investment in equity method investment - see note 6	$4,257	$—
Common stock issued and to be issued for royalties payable pursuant to product agreements, related party	$16	$9
Common stock issued and to be issued for consulting services and compensation in common stock	$92	$272
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$5	$(6)
Accrued property and equipment purchases at June 30	$3	$18
Accrued investment in other intangible assets at June 30	$77	$61

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

The Company’s Energy segment consists of the Orbital Gas Systems Ltd. subsidiary (Orbital-UK) based in Stone, Staffordshire in the United Kingdom and the Orbital Gas Systems, North America, Inc. subsidiary based in Houston, Texas, collectively referred to as "Orbital." Orbital has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2019.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

(in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at beginning of period	$3,979	$12,646
Restricted cash at beginning of period	523	—
Cash, cash equivalents and restricted cash at beginning of period	$4,502	$12,646

Cash and cash equivalents at end of period	$2,635	$7,312
Restricted cash at end of period	523	523
Cash, cash equivalents and restricted cash at end of period	$3,158	$7,835

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

Company Conditions

The Company had losses of $5.3 million and cash used in operating activities of $4.3 million during the six months ended June 30, 2019. As of June 30, 2019, the Company's accumulated deficit is $126.4 million.

The continued delays in shipment of GasPTs on a significant project due to governmental delays and the related slower than expected acceptance of this new disruptive technology has caused a delay in the Company's expected profitability.

Management believes the Company's present cash flows indicate there is substantial doubt as to the Company's ability to continue as a going concern as they will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue. As part of this plan the Company obtained a new line of credit from Bank of America for a $10.0 million credit facility, which closed on April 18, 2019. For more information on the Company's new line of credit, see Note 15 Working Capital Line of Credit. Including the Company's cash balance, the Company further has $9.0 million of positive working capital primarily related to trade accounts receivable and the Company's inventory less current liabilities that the Company will manage in the next twelve months. In addition, the Company is taking actions to align its cost structure to its forecasted revenue. Considering the above factors, the new line of credit, and additional measures available to generate cash, management believes the Company will have sufficient cash flows to meet its obligations for the twelve-month period from the date the financial statements are available to be issued. However, our ability to meet our obligations is dependent on the Company's ability to execute on its plans, of which success cannot be assured. As such, substantial doubt has not been alleviated.

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

As of June 30, 2019, $7.2 million was included in non-current assets, $1.0 million in current liabilities and $6.4 million in non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash Flows from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the Condensed Consolidated Statements of Cash Flows. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as part of the January 1, 2019 adjustment to transition to the new standard, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company implemented the standard as of January 1, 2019. There was no effect of this change in the Company's condensed consolidated financial statements for the period ended June 30, 2019.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Power and Electromechanical segment

The Power and Electromechanical segment generates its revenue from two categories of products: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules, and offering a technology architecture that addresses power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provide a technology architecture that addresses power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense. The production and delivery of these products are considered single performance obligations. Revenue is recognized when the Company satisfies a performance obligation and this occurs upon shipment and ownership/control transfer of the Company's products to the Company's customers at a point in time.

Energy segment

The Energy segment subsidiaries, collectively referred to as Orbital, generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

Orbital accounts for a majority of its contract revenue proportionately over time. For performance obligations satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

For construction contracts, revenue is generally recognized over time as the Company's performance creates or enhances an asset that the customer controls. The Company's fixed price construction projects generally use a cost-to-cost input method to measure progress towards complete satisfaction of the performance obligation as the Company believes it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company's construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to the Company's customers, as the amounts have been earned in direct alignment with revenue recognition, but not yet eligible to be billed under the terms of the Company's contracts. Such amounts are recoverable from the Company's customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). The Company's contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

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

Activity in the contract liabilities for the six months ended June 30, 2019 and 2018 was as follows:

	As of December 31,	As of January 1,
(in thousands)	2018	2018
Current contract liabilities	$2,226	$4,661
Long-term contract liabilities(1)	129	84
Total contract liabilities	$2,355	$4,745

	For the Six Months Ended June 30,
	2019	2018
Total contract liabilities - January 1	$2,355	$4,745
Contract additions, net	1,746	2,511
Revenue recognized	(1,868)	(2,391)
Translation	(5)	(89)
Total contract liabilities - June 30	$2,228	$4,776

	As of June 30,
	2019	2018
Current contract liabilities	$2,069	$4,690
Long-term contract liabilities(1)	159	86
Total contract liabilities	$2,228	$4,776

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

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 30, 2019, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

For most of the Company's contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, the Company may promise to provide distinct goods or services within a contract in which case the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company infrequently sells standard products with observable standalone sales which are used to determine the standalone selling price. More frequently, the Company sells a customized customer specific solution, and in these cases the Company typically uses the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 80% and 87% of revenues for the six-month period ended June 30, 2019 and 2018, respectively. The majority of the Company's revenue recognized at a point in time is in the Company's Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer transfers control or customer takes control of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of the Company's contracts gives rise to several types of variable consideration, including new product returns and scrap returns allowances primarily in the Power and Electromechanical segment. In rare instances in the Energy segment, the Company includes in the contract estimates additional revenue for submitted contract modifications or claims against the customer when the Company believes there exists an enforceable right to the modification or claim, and the amount can be estimated reliably and its realization is probable. In evaluating these criteria, the Company considers the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. The Company includes new product introduction and scrap return estimates in the Company's calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and the Company's best judgment at the time. These amounts are included in the calculation of net revenue recorded for the Company's contracts and the associated remaining performance obligations.

The following tables present the Company's revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

Distributor sales	$8,241	$—	$8,241	$12,161	$—	$12,161
Direct sales	8,309	6,261	14,570	8,159	2,807	10,966
Total revenues	$16,550	$6,261	$22,811	$20,320	$2,807	$23,127

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

Distributor sales	$17,671	$—	$17,671	$21,778	$—	$21,778
Direct sales	16,430	11,720	28,150	15,562	7,753	23,315
Total revenues	$34,101	$11,720	$45,821	$37,340	$7,753	$45,093

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

Revenues recognized at point in time	$16,550	$1,311	$17,861	$20,320	$886	$21,206
Revenues recognized over time	—	4,950	4,950	—	1,921	1,921
Total revenues	$16,550	$6,261	$22,811	$20,320	$2,807	$23,127

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

Revenues recognized at point in time	$34,101	$2,464	$36,565	$37,340	$1,933	$39,273
Revenues recognized over time	—	9,256	9,256	—	5,820	5,820
Total revenues	$34,101	$11,720	$45,821	$37,340	$7,753	$45,093

The following tables present the Company's revenues disaggregated by region:

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

North America	$12,251	$1,970	$14,221	$15,057	$728	$15,785
Europe	762	4,288	5,050	1,098	2,058	3,156
Asia	3,537	1	3,538	4,130	5	4,135
Other	—	2	2	35	16	51
Total revenues	$16,550	$6,261	$22,811	$20,320	$2,807	$23,127

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(in thousands)	Power and Electro- mechanical	Energy	Total	Power and Electro- mechanical	Energy	Total

North America	$25,891	$3,794	$29,685	$28,089	$2,093	$30,182
Europe	1,651	7,852	9,503	2,192	5,582	7,774
Asia	6,557	20	6,577	6,949	35	6,984
Other	2	54	56	110	43	153
Total revenues	$34,101	$11,720	$45,821	$37,340	$7,753	$45,093

4. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method or through the moving average cost method. At June 30, 2019 and December 31, 2018, accrued liabilities included $1.8 million and $1.7 million of accrued inventory payable, respectively. At June 30, 2019 and December 31, 2018, inventory by category is valued net of reserves and consists of:

	June 30,	December 31,
(in thousands)	2019	2018
Finished goods	$8,921	$8,922
Raw materials	1,555	2,926
Work-in-process	1,885	1,194

Total inventories	$12,361	$13,042

5. GOODWILL AND INDEFINITE-LIVED INTANGIBLES

2019 Goodwill impairment testing

The Company tests for impairment of Indefinite-lived intangibles and Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2019, followed the guidance in ASC 350-30-35-18A and 18B and determined there was no impairment of indefinite-lived intangibles at that time.

Under current accounting guidance, CUI Global is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of factors to consider in conducting the qualitative assessment.

As detailed in ASC 350-20-35-3A, in performing its testing for impairment of Goodwill as of May 31, 2019, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including Goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the Goodwill and considers all known events and circumstances that might trigger an impairment of Goodwill.

2018 Goodwill impairment testing

During the Company's prior year review of Goodwill as of May 31, 2018, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount.

The significant changes for the Orbital-UK reporting unit subsequent to the impairment test performed as of December 31, 2017 included a decline in the 2018 actual revenue, operating income and cash flows compared to prior forecasts for the same period and a negative change in the 2018 forecasted revenue, operating income and cash flows for the remainder of the year due in part to the longer than expected temporary halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

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

To test the Orbital-UK reporting unit for impairment, the Company used a quantitative test similar to the one used at May 31, 2018 with updated financial forecasts and assumptions based on the information available at December 31, 2018. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a Goodwill impairment charge of $3.1 million during the fourth quarter of 2018, which was a write-off of the remaining Energy segment Goodwill. In addition, the reporting units in the Power and Electromechanical segment were also tested for impairment due to the overall decrease in market capitalization experienced in 2018. There was no impairment recorded as a result of the analysis.

As of June 30, 2019 and December 31, 2018, there was Goodwill remaining for CUI Inc., CUI-Canada and CUI-Japan reporting units, which are included in the Power and Electromechanical segment.

The carrying value of Goodwill and the activity for the six months ended June 30, 2019 are as follows:

(in thousands)	Power and Electro - Mechanical	Energy	Other	Total
Balance, December 31, 2018	$13,089	$—	$—	$13,089

Currency translation adjustments	5	—	—	5
Balance, June 30, 2019	$13,094	$—	$—	$13,094

6. INVESTMENTS

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded $4 thousand of interest income in both the three months ended June 30, 2019 and 2018. The Company recorded $8 thousand and $9 thousand of interest income from the note in the six months ended June 30, 2019 and 2018, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during the three months ended June 30, 2019.

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

On March 30, 2019, the Company converted its $0.7 million in notes receivable into preferred stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of future expenditures recorded as liabilities by the Company, of which $0.7 million were paid in the three months ended June 30, 2019.  In return, the Company acquired a 21.4% ownership share of VPS.  During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the investment in VPS. During the three months ended June 30, 2019, the Company's ownership percentage was reduced to 20.61% following VPS's issuance of additional equity. Based on current accounting guidance, the Company will record its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results will not be consolidated, but the Company will record a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at June 30, 2019 was $5.6 million as reflected on the condensed consolidated balance sheets.

A summary of the unaudited financial statements of the affiliate as of June 30, 2019 is as follows:

Current assets	$4,052
Non-current assets	4,511
Total Assets	$8,563

Current liabilities	$311
Non-current liabilities	—
Stockholders' equity	8,252
Total liabilities and stockholders' equity	$8,563

Revenues	$—
Operating loss	(1,667)
Net loss	$(1,837)
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net loss	(1,837)
Add back excluded acquisition intangible amortization	111
Adjusted comprehensive loss	$(1,726)
Company share of adjusted net loss at 20.61%	$(356)
Equity investment in affiliate	$5,552

7. DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. In the first six months of 2018, the Company had an interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. During the three and six months ended June 30, 2018, the Company had $42 thousand and $0.1 million, respectively, of unrealized gain related to the interest rate swap. The Company closed out this derivative in December 2018 as part of the Company's sale/leaseback transaction and the Company has not owned any derivative instruments during the six months ended June 30, 2019.

8. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the transition method of adoption. Under the transition method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less (after consideration of renewal options) from being recorded on the Company's condensed consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company also reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

In December 2018, the Company entered into a sale-lease back transaction to sell and leaseback the CUI, Inc. Tualatin facility. The Company sold the Tualatin headquarters and warehouse for $8.1 million at a deferred gain of $2.9 million and has leased back the facility for approximately $53 thousand per month until December 2022. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises. As a result of the implementation and transition to the accounting guidance in ASC 842, the deferred gain was recognized on January 1, 2019 as a credit to retained earnings.

Orbital-UK has a number of operating leases on vehicles, equipment, and accommodations for visiting personnel. During the six months ended June 30, 2019, the monthly combined rent on these leases was approximately $32 thousand.

The Company rents office and warehouse space in Houston, Texas through December 2022. During the six months ended June 30, 2019, rent expense on this lease was approximately $30 thousand per month. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

In March 2015, as part of the Tectrol acquisition, the Company leased the Toronto facility though March 2020. During the six months ended June 30, 2019, the monthly rent of this facility was approximately $30 thousand per month. CUIC has the option to extend the term of the lease for a further period of five years (renewal term is March 2020 to February 2025). The Company has taken the position that the renewal is reasonably certain to be exercised so the renewal period is already included in the lease liability balance using the current monthly payment (since the new amount remains unknown).

Additionally, CUI Japan leases office space. The monthly rent for this lease is immaterial.

Consolidated rental expense was $0.9 million for the six months ended June 30, 2019 and is included in selling, general and administrative, cost of revenues, and research and development on the condensed consolidated statement of operations.

Future minimum operating lease obligations at June 30, 2019 are as follows for the years ended December 31:

(in thousands)
2019	$764
2020	1,405
2021	1,351
2022	1,320
2023	907
Thereafter	3,659

Interest portion	(1,988)

Total operating lease obligations	$7,418

Total lease cost and other lease information is as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
(in thousands)
Operating lease cost	$370	$730
Short-term lease cost	70	108
Variable lease cost	1	59
Sublease income	(3)	(11)
Total lease cost	$438	$886

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases		$(805)
Right-of-use assets obtained in exchange for new operating lease obligations		$7,785 *
Weighted-average remaining lease term - operating leases (in years)		7.4
Weighted-average discount rate - operating leases		6.2%

* Includes $7.7 million recorded at the date of implementation of ASC 842 on January 1, 2019.

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

Orbital-UK has a number of leases, on vehicles, equipment, and on accommodations for visiting personnel. During the year ended December 31, 2018, the monthly combined rent on these leases was approximately $32 thousand.

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

Rental expense was $1.2 million in 2018 and is included in selling, general and administrative, cost of revenues, and research and development on the statement of operations for the year ended December 31, 2018.

Future minimum operating lease obligations as of December 31, 2018 were as follows:

(in thousands)
2019	$1,482
2020	1,129
2021	1,031
2022	1,013
2023	605
Thereafter	3,307
Total	$8,567

9. STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 18, 2019. For the three and six months ended June 30, 2019 the Company recorded stock-based expense of $60 thousand and $111 thousand, respectively, and for the three and six month ended June 30, 2018 the Company recorded stock-based expense of $80 thousand and $146 thousand, respectively.

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

Management has identified six operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into two reportable segments, and an Other category. The two reportable segments are (1) Power and Electromechanical and (2) Energy.

During the three months ended June 30, 2019, the Company’s total revenues consisted of 73% from the Power and Electromechanical segment and 27% from the Energy segment. During the three months ended June 30, 2018, the Company's total revenues consisted of 88% from the Power and Electromechanical segment and 12% from the Energy segment. During the six months ended June 30, 2019, the Company's total revenues consisted of 74% from the Power and Electromechanical segment and 26% from the Energy segment. During the six months ended June 30, 2018, the Company's total revenues consisted of 83% from the Power and Electromechanical segment and 17% from the Energy segment.

The following information represents segment activity for the three months ended June 30, 2019:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$16,550	$6,261	$—	$22,811
Depreciation and amortization(1)	246	379	—	625
Interest expense	30	22	66	118
Profit (loss) from operations	776	(1,917)	(1,316)	(2,457)
Expenditures for long-lived assets (2)	172	40	—	212

The following information represents segment activity for the six months ended June 30, 2019:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$34,101	$11,720	$—	$45,821
Depreciation and amortization(1)	591	778	—	1,369
Interest expense	40	31	132	203
Profit (loss) from operations	1,851	(4,501)	(2,897)	(5,547)
Expenditures for long-lived assets (2)	332	97	—	429

(1) For the three and six months ended June 30, 2019, Power and Electromechanical segment depreciation and amortization includes $0.1 million and $0.4 million, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets.

The following information represents selected balance sheet items by segment as of June 30, 2019:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Segment assets	$56,482	$21,757	$896	$79,135
Other intangible assets, net	8,321	4,707	—	13,028
Goodwill	13,094	—	—	13,094

The following information represents segment activity for the three months ended June 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$20,320	$2,807	$—	$23,127
Depreciation and amortization (1)	376	397	—	773
Interest expense	53	5	66	124
Profit (loss) from operations	1,962	(4,900)	(1,231)	(4,169)
Expenditures for segment assets (2)	350	93	—	443

The following information represents segment activity for the six months ended June 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Revenues from external customers	$37,340	$7,753	$—	$45,093
Depreciation and amortization (1)	741	762	—	1,503
Interest expense	106	7	125	238
Profit (loss) from operations	1,971	(7,425)	(2,494)	(7,948)
Expenditures for segment assets (2)	670	166	—	836

(1) For the three and six months ended June 30, 2018, Power and Electromechanical segment depreciation and amortization totals include $0.2 million and $0.4 million, respectively, classified as cost of revenues in the Condensed Consolidated Statements of Operations.

(2) Includes purchases of property plant and equipment and the investment in other intangible assets.

The following information represents selected balance sheet items by segment as of June 30, 2018:

(in thousands)	Power and Electro- Mechanical	Energy	Other	Total
Segment assets	$50,194	$25,005	$6,318	$81,517
Other intangibles assets, net	8,757	6,094	—	14,851
Goodwill	13,091	3,197	—	16,288

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
USA	$13,442	59%	$15,269	66%
United Kingdom	4,212	18%	2,034	9%
All Others (1)	5,157	23%	5,824	25%
Total	$22,811	100%	$23,127	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
USA	$27,770	60%	$29,076	64%
United Kingdom	7,670	17%	5,394	12%
All Others (1)	10,381	23%	10,623	24%
Total	$45,821	100%	$45,093	100%

(1) No other country represents greater than 10% of revenues

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

12. FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018, respectively, was as follows:

(in thousands)
June 30, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Certificates of deposit - restricted cash	523	—	—	523

Certificate of deposit - restricted investment (1)	400	—	—	400
Equity method investment in VPS	—	—	5,552	5,552
Total assets	$940	$—	$5,552	$6,492

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of deposit - restricted cash	523	—	—	523

Certificate of deposit - restricted investment (1)	400	—	—	400
Convertible notes receivable	—	—	655	655
Total assets	$939	$—	$655	$1,594

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Convertible	Equity Method
(in thousands)	Note	Investment in VPS
Balance at December 31, 2018	$655	$—
Conversion to common stock of VPS	(655)	—
Purchase equity method investment in VPS	—	5,908
Loss from equity method investment in VPS	—	(356)
Balance at June 30, 2019	$—	$5,552

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

13. LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in the three and six months ended June 30, 2019 and June 30, 2018, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 0.9 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and six months ended June 30, 2019 and 1.0 million shares were excluded for both the three and six months ended June 30, 2018. Accordingly, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2019 and 2018.

(in thousands, except share and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,265)	$(4,765)	$(5,268)	$(8,027)
Basic and diluted weighted average number of shares outstanding	28,634,766	28,506,154	28,609,324	28,497,146
Basic and diluted loss per common share	$(0.08)	$(0.17)	$(0.18)	$(0.28)

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

A net income tax benefit of $0.4 million and $0.3 million was recorded to the income tax provision for the three and six months ended June 30, 2019, resulting in an effective tax rate of 14.7% and 6.1%. The income tax benefit for the three and six months ended June 30, 2019 was due to a $0.4 million adjustment to record actual prior year and estimated current year Scientific Research and Experimental Development (SRED) tax credits for research and development performed in Canada partially offset by taxes on profitable foreign operations and domestic state minimum taxes. The Company has provided a full valuation on existing deferred tax assets in the United States and United Kingdom.

The Company's total income tax expense (benefit) and effective tax rate for the three and six months ended June 30, 2018 was $0.2 million and $(0.1) million resulting in an effective tax rate of (3.6)% and 1.7%, respectively. The income tax expense for the three months ended June 30, 2018 primarily consisted of taxes on profitable foreign operations, domestic state minimum taxes, and a valuation allowance on the net deferred tax assets of the foreign UK operations. The income tax benefit for the six months ended June 30, 2018 primarily related to realizable benefits on losses in certain foreign jurisdictions offset by taxes on profitable foreign operations, domestic state minimum taxes and a valuation allowance on the net deferred tax assets of the foreign UK operations. All of our USA and the foreign UK net deferred tax assets were reduced by a valuation allowance.

15. WORKING CAPITAL LINE OF CREDIT

CUI, Inc. and CUI-Canada have a line of credit (LOC) whose terms with Bank of America Merrill Lynch are as follows:

(in thousands)
Credit Limit	June 30, 2019 Balance		Expiration Date	Interest rate

$10,000	$6,450	(1)	March 31, 2021	LIBOR Daily Floating Rate plus 2.00%

(1) As a result of the Company’s cash management system, checks issued but not presented to the bank for payment may create negative book cash balances. When those checks are presented for payment if there isn't sufficient cash in the bank account, the checks would be honored by the bank with a corresponding increase to CUI's draw on its line of credit. There were no negative book cash balances included in the balance on the line of credit as of June 30, 2019.

The line of credit is secured by the following collateral via a security agreement with CUI Inc. and CUI-Canada at June 30, 2019:

(in thousands)

CUI Inc. and CUI-Canada General intangibles, net	$8,321
CUI Inc. and CUI-Canada Accounts receivable, net	$8,864
CUI Inc. and CUI-Canada Inventory, net	$10,506
CUI Inc. and CUI-Canada Equipment, net	$666

The borrowing base for the line of credit is based on a percent of CUI Inc. and CUI-Canada's inventory plus a percent of CUI Inc.'s accounts receivable.

CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Other terms included in this revolving line of credit for CUI prohibit dividend payments to shareholders except dividends payable in capital stock and from earnings available for such purposes and earned during the immediately preceding fiscal year, and in any event, not in excess of five million dollars per fiscal year in the aggregate. The LOC does not require repayment until maturity although the Company at its option can repay and re-borrow amounts up to the LOC limit. The LOC contains certain financial covenants.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of June 30,	As of December 31,
	2019	2018
Foreign currency translation adjustment	$(4,227)	$(4,396)

Accumulated other comprehensive loss	$(4,227)	$(4,396)

17. NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Acquisition Note Payable - related party (1)	$5,304	$5,304

(1)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note is due May 15, 2020 and includes a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note contains a contingent conversion feature, such that in the event of default on the note the holder of the note can, at the holder’s option, convert the note principal into common stock at $0.001 per share. As of June 30, 2019, the Company is in compliance with all terms of this promissory note and the conversion feature is not effective. At June 30, the note is classified in current liabilities since its maturity date is in less than one year.

18. CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment and power and electromechanical products in the Power and Electromechanical segment. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended June 30, 2019
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	14%
Total concentrations		14%

For the Three Months Ended June 30, 2018
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	14%
Total concentrations		40%

For the Six Months Ended June 30, 2019
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	16%
Total concentrations		16%

For the Six Months Ended June 30, 2018
Customer	Segment	Percent
Digi-Key Corporation	Power and Electromechanical	26%
Future Electronics	Power and Electromechanical	13%
Total concentrations		39%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended June 30, 2019
Country	Percent
United Kingdom	18%
Total concentrations	18%

For the Three Months Ended June 30, 2018
Country	Percent
None	—%
Total concentrations	—%

For the Six Months Ended June 30, 2019
Country	Percent
United Kingdom	17%
Total concentrations	17%

For the Six Months Ended June 30, 2018
Country	Percent
United Kingdom	12%
Total concentrations	12%

The Company did not have any gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable at June 30, 2019 or December 31, 2018.

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of June 30, 2019:
Country	Percent
United Kingdom	28%
Total concentrations	28%

As of December 31, 2018:
Country	Percent
United Kingdom	29%
Total concentrations	29%

There were no supplier concentrations greater than 10% during the three and six months ended June 30, 2019. CUI had one supplier concentration of approximately 10% during the three months ended June 30, 2018 and no supplier concentrations in the six months ended June 30, 2018.

19. OTHER EQUITY TRANSACTIONS

The following shares issued during the six months ended June 30, 2019 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January and April 2019	Vested restricted common stock	Expense	Three board members	Director compensation	60,579	$75

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17

Total other equity transactions					79,416	$92

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2019 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2018 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

For the three and six months ended June 30, 2019, CUI Global had consolidated loss from operations of $2.5 million and $5.5 million compared to consolidated loss from operations in the three and six months ended June 30, 2018 of $4.2 million and $7.9 million, respectively. During the three and six months ended June 30, 2019, CUI Global had a consolidated net loss of $2.3 million and $5.3 million compared to a consolidated net loss in the three and six months ended June 30, 2018 of $4.8 million and $8.0 million, respectively. The lower consolidated losses for the three and six months ended June 30, 2019, was the result of higher gross profit in the Energy segment partially offset by slightly lower gross profit in the Power and Electromechanical segment, the fair value gain on equity method investment purchase of $0.6 million, and 2018 included a goodwill impairment charge for the three and six month periods. For the three months ended June 30, 2019, despite strong direct sales growth from both segments, overall revenue was down slightly compared to the prior year comparable period primarily due to timing of sales to Power and Electromechanical distributors. On the strength of both segment’s direct sales partially offset by lower sales to Power and Electromechanical distributors due to timing, consolidated revenues increased for the six month period.

In March 2019, the Company acquired a 21.4% share of Virtual Power Systems (20.61% as of June 30, 2019), which is recorded as an equity method investment.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended June 30, 2019:

(dollars in thousands)	Power and Electro- mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$16,550	100.0%	$6,261	100.0%	$—	—%	$22,811	100.0%
Cost of revenue	10,932	66.1%	4,540	72.5%	—	—%	15,472	67.8%
Gross profit	5,618	33.9%	1,721	27.5%	—	—%	7,339	32.2%

Operating expenses:
Selling, general and administrative	4,581	27.7%	3,147	50.3%	1,316	—%	9,044	39.7%
Depreciation and amortization	101	0.6%	379	6.0%	—	—%	480	2.1%
Research and development	190	1.1%	51	0.8%	—	—%	241	1.1%
Provision (credit) for bad debt	(30)	(0.2)%	61	1.0%	—	—%	31	0.1%
Other operating Expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	4,842	29.2%	3,638	58.1%	1,316	—%	9,796	43.0%
Income (loss) from operations	$776	4.7%	$(1,917)	(30.6)%	$(1,316)	—%	$(2,457)	(10.8)%

For the Three Months Ended June 30, 2018:

(dollars in thousands)	Power and Electro-mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$20,320	100.0%	$2,807	100.0%	$—	—%	$23,127	100.0%
Cost of revenue	13,065	64.3%	2,427	86.5%	—	—%	15,492	67.0%
Gross profit	7,255	35.7%	380	13.5%	—	—%	7,635	33.0%

Operating expenses:
Selling, general and administrative	4,432	21.8%	3,582	127.6%	1,231	—%	9,245	40.0%
Depreciation and amortization	156	0.8%	397	14.1%	—	—%	553	2.4%
Research and development	745	3.6%	38	1.4%	—	—%	783	3.4%
Credit for bad debt	(40)	(0.2)%	—	—%	—	—%	(40)	(0.2)%
Goodwill impairment	—	—%	1,263	45.0%	—	—%	1,263	5.4%
Total operating expenses	5,293	26.0%	5,280	188.1%	1,231	—%	11,804	51.0%
Income (loss) from operations	$1,962	9.7%	$(4,900)	(174.6)%	$(1,231)	—%	$(4,169)	(18.0)%

For the Six Months Ended June 30, 2019:

(dollars in thousands)	Power and Electro-mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$34,101	100.0%	$11,720	100.0%	$—	—%	$45,821	100.0%
Cost of revenue	21,943	64.3%	8,812	75.2%	—	—%	30,755	67.1%
Gross profit	12,158	35.7%	2,908	24.8%	—	—%	15,066	32.9%

Operating expenses:
Selling, general and administrative	9,332	27.3%	6,402	54.6%	2,897	—%	18,631	40.7%
Depreciation and amortization	223	0.7%	778	6.6%	—	—%	1,001	2.2%
Research and development	742	2.2%	103	0.9%	—	—%	845	1.8%
Provision for bad debt	10	—%	128	1.1%	—	—%	138	0.3%
Other operating expenses	—	—%	(2)	—%	—	—%	(2)	—%
Total operating expenses	10,307	30.2%	7,409	63.2%	2,897	—%	20,613	45.0%
Income (loss) from operations	$1,851	5.5%	$(4,501)	(38.4)%	$(2,897)	—%	$(5,547)	(12.1)%

For the Six Months Ended June 30, 2018:

(dollars in thousands)	Power and Electro-mechanical	Percent of Segment Revenues	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$37,340	100.0%	$7,753	100.0%	$—	—%	$45,093	100.0%
Cost of revenue	24,856	66.6%	6,025	77.7%	—	—%	30,881	68.5%
Gross profit	12,484	33.4%	1,728	22.3%	—	—%	14,212	31.5%

Operating expenses:
Selling, general and administrative	8,895	23.8%	7,057	91.1%	2,494	—%	18,446	40.9%
Depreciation and amortization	320	0.8%	762	9.8%	—	—%	1,082	2.4%
Research and development	1,333	3.6%	70	0.9%	—	—%	1,403	3.1%
(Credit) provision for bad debt	(35)	(0.1)%	1	—%	—	—%	(34)	(0.1)%
Goodwill impairment	—	—%	1,263	16.3%	—	—%	1,263	2.8%
Total operating expenses	10,513	28.1%	9,153	118.1%	2,494	—%	22,160	49.1%
Income (loss) from operations	$1,971	5.3%	$(7,425)	(95.8)%	$(2,494)	—%	$(7,948)	(17.6)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$16,550	$20,320	$(3,770)	(18.6)%
Energy	6,261	2,807	3,454	123.0%
Total revenues	$22,811	$23,127	$(316)	(1.4)%

Revenues by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$34,101	$37,340	$(3,239)	(8.7)%
Energy	11,720	7,753	3,967	51.2%
Total revenues	$45,821	$45,093	$728	1.6%

The revenues for the three and six months ended June 30, 2019 were relatively flat compared to the 2018 comparable periods due to higher revenues in the Company's Energy segment offset by lower revenues in the Company's Power and Electromechanical segment. Higher revenues in the Energy segment in the three-month period are associated with higher integration revenue and generally the timing of customer project delivery schedules. The Energy segment had higher revenue from both the Company's Houston facility and the Company's UK facility for both the three and six months ended June 30, 2019. Lower revenues in the Power and Electromechanical segment are due to lower sales through the Company's distribution customers in both the three-month and six-month periods due to higher than normal inventories in the distribution channel.

Customer orders related to the Power and Electromechanical segment are associated with the existing product offering, continued new product introductions, continued sales and marketing programs, new customer engagements, and distribution channel sales.

The Power and Electromechanical segment and Energy segment held backlogs of customer orders of approximately $19.2 million and $11.8 million, respectively, as of June 30, 2019. These are both down from December 31, 2018 backlogs of $21.8 million and $15.7 million for the Power and Electromechanical and Energy segments, respectively.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$10,932	$13,065	$(2,133)	(16.3)%
Energy	4,540	2,427	2,113	87.1%
Total cost of revenues	$15,472	$15,492	$(20)	(0.1)%

Cost of revenues by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$21,943	$24,856	$(2,913)	(11.7)%
Energy	8,812	6,025	2,787	46.3%
Total cost of revenues	$30,755	$30,881	$(126)	(0.4)%

For the three months ended June 30, 2019, the cost of revenues as a percentage of revenue increased to 68% from 67% during the prior-year comparative period. For the six months ended June 30, 2019, the cost of revenues as a percent of revenue decreased to 67% from 69% during the prior year comparative period. This percentage will vary based upon the power and electromechanical product mix sold, the mix of natural gas systems sold, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the three month period ended June 30, 2019 was 66% compared to 64% during the prior-year comparative period. The increased cost percentage for the quarter was related to the product mix sold during the quarter. The cost of revenues as a percentage of revenue for the Power and Electromechanical segment for the six month period ended June 30, 2019 was 64% compared to 67% during the prior-year comparative period. Cost of revenues as a percentage of revenue was down in the Power and Electromechanical segment for the six-month period due to the 2018 comparable period including a significant royalty expense incurred related to the revenues of the ICE products. The royalty rate was higher on the first $1.4 million of ICE product revenues. The cost of revenues as a percentage of revenue for the Energy segment for the three and six months ended June 30, 2019 was 73% and 75% compared to 87% and 78%, respectively, in the prior year. The lower cost percentage in the Energy segment was due to higher integration volumes and related efficiencies in 2019 during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The Energy segment has been affected by a halt in shipments of higher margin GasPT units to an Italian customer. The Company's gross profit and gross profit percentages will improve when GasPT deliveries increase and with continued increases in revenues from integration related solutions.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$4,581	$4,432	$149	3.4%
Energy	3,147	3,582	(435)	(12.1)%
Other	1,316	1,231	85	6.9%
Total SG&A	$9,044	$9,245	$(201)	(2.2)%

Selling, general, and administrative expense by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$9,332	$8,895	$437	4.9%
Energy	6,402	7,057	(655)	(9.3)%
Other	2,897	2,494	403	16.2%
Total selling, general and administrative expense	$18,631	$18,446	$185	1.0%

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

During the three and six months ended June 30, 2019, SG&A decreased $0.2 million and increased $0.2 million, respectively, compared to the prior-year comparative periods. This decrease in SG&A for the quarter was due to decreased costs in the Energy segment primarily due to improved operating costs, lower professional fees in 2019, lower translated costs at our U.K. operations due to lower foreign exchange rates and higher costs in the 2018 comparable period from increased marketing expenses related to the 2018 World Gas Conference. The decreased costs in the quarter were partially offset by higher costs in the Other category due to increased other professional fees and due diligence costs related to previously announced prospective acquisitions and higher costs in the Power and Electromechanical segment due to higher rent following the December sale/leaseback transaction for the Company's Tualatin facility. The higher costs in the six month period ended June 30, 2019 were due to the previously mentioned increased other professional fees and due diligence costs in the Other Category and increased rent expense and health care costs in the Power and Electromechanical segment partially offset by decreased costs in the Energy segment due to improved operating costs, lower professional fees in 2019, lower translated costs at our U.K. operations due to lower foreign currency exchange rates and the increased 2018 costs related to the World Gas Conference.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$246	$376	$(130)	(34.6)%
Energy	379	397	(18)	(4.5)%
Total depreciation and amortization	$625	$773	$(148)	(19.1)%

Depreciation and amortization by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$591	$741	$(150)	(20.2)%
Energy	778	762	16	2.1%
Total depreciation and amortization	$1,369	$1,503	$(134)	(8.9)%

The depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

The total depreciation and amortization expense for the three months ended June 30, 2019 and 2018 included $0.1 million and $0.2 million, respectively, which was included in cost of revenues. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 included $0.4 million and $0.4 million, respectively, included in cost of revenue.

Depreciation and amortization expense in the three and six months ended June 30, 2019 were down compared to the three and six months ended June 30, 2018 from a decrease in the Power and Electromechanical segment primarily as a result of the Company's sale and leaseback of the Tualatin facility in December 2018 and the transfer of certain fixed assets as part of the VPS equity-method investment.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$190	$745	$(555)	(74.5)%
Energy	51	38	13	34.2%
Total research and development	$241	$783	$(542)	(69.2)%

Research and development by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$742	$1,333	$(591)	(44.3)%
Energy	103	70	33	47.1%
Total research and development	$845	$1,403	$(558)	(39.8)%

Research and development costs ("R&D") are associated with the continued research and development of new and existing technologies including advanced power technologies, GasPT, VE Technology and other products. Overall R&D costs were driven by the Power Segment while R&D remained at a low level in the Energy segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. R&D costs decreased for the three and six months primarily due to the transfer of certain R&D resources to VPS as part of the Company's equity method investment in VPS in March 2019. R&D costs in the Power and Electromechanical segment are expected to be at the new lower level going forward.

Impairment Loss

The May 31, 2018 annual assessment of goodwill resulted in a $1.3 million impairment. See Note 5 Goodwill and Indefinite-lived Intangibles for more information on the impairment loss.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (credit) for bad debt by Segment or Category	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$(30)	$(40)	$10	(25.0)%
Energy	61	—	61	—%
Total provision (credit) for bad debt	$31	$(40)	$71	(177.5)%

Provision (credit) for bad debt by Segment or Category	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Power and Electromechanical	$10	$(35)	$45	(128.6)%
Energy	128	1	127	12,700.0%
Total provision (credit) for bad debt	$138	$(34)	$172	(505.9)%

The changes in bad debt are due to fluctuations in bad debt reserves based on the age of receivables, primarily in the Energy segment in the U.K. and the Power Segment in the U.S. Collections are generally strong across all businesses in the three and six months ended June 30, 2019.

Equity Method Investment

On March 30, 2019, the Company acquired a 21.4% ownership share of VPS which was reduced to 20.61% during the three months ended June 30, 2019 following VPS’s issuance of additional equity.  During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the investment in VPS. In addition, based on current accounting guidance, the Company recorded a $0.4 million loss related to its share of VPS's  loss under the equity method of accounting.

Other Income (Expense), net

(dollars in thousands)

Other Income (Expense), net	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Foreign exchange loss	$(370)	$(368)	$(2)	0.5%
Interest income	10	7	3	42.9%
Unrealized gain on derivative	—	42	(42)	(100.0)%
Other, net	6	11	(5)	(45.5)%
Total other expense	$(354)	$(308)	$(46)	14.9%

Other Income (Expense), net	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Foreign exchange loss	$(174)	$(138)	$(36)	26.1%
Interest income	24	12	12	100.0%
Unrealized gain on derivative	—	126	(126)	(100.0)%
Other, net	15	22	(7)	(31.8)%
Total other (expense) income	$(135)	$22	$(157)	(713.6)%

Other income (expense) changes were due primarily to the interest rate swap derivative being paid off in December 2018 and thus there was zero gain or loss in the three and six months ended June 30, 2019 related to the derivative.

Interest Expense

Interest expense in 2019 is associated with interest on credit facilities, and a secured promissory note, while 2018 also included interest on the mortgage note that was paid off in December 2018.

For the three months ended June 30, 2019 and 2018, the Company incurred interest expense of $0.1 million and $0.1 million. For the six months ended June 30, 2019 and 2018, the Company incurred interest expense of $0.2 million and $0.2 million. Interest was lower in the three and six months ended June 30, 2019 compared to the three and six month periods ended June 30, 2018 due to the payoff of the mortgage in December 2018 as part of the Company's sale/leaseback transaction partially offset by higher interest related to credit facility balances.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company’s U.S. and U.K. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In 2019, as a result of Revenue Canada's review, the Company recorded a $0.4 million adjustment to record actual prior year and estimated current year Scientific Research and Experimental Development (SRED) tax credits for research and development performed in Canada. In 2018, the Company recorded a valuation allowance of $0.6 million against the Company's foreign UK net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of June 30, 2019, the Company held Cash and cash equivalents of $3.2 million including $0.5 million of restricted cash. Operations, investments, patents and equipment have been funded through cash on hand and debt. Trade accounts receivable and Inventories have not changed significantly since December 31, 2018 while payables have increased and the Company's related-party note payable was reclassified to current in the quarter due to its maturity date being within one year. Contributing to the slight decrease in Inventories was the non-cash investment - equity method that included a contribution of certain inventories (see Note 6). The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity will be benefited from the overall volume growth in the Company's businesses both organically and through acquisitions.

Cash Used In Operations

Cash used in operations of $4.3 million was a $0.4 million decrease in cash used compared to the six month period in 2018. The six months ended June 30, 2019 were benefited from higher revenue and the related gross profits in the Energy segment. In the first six months of 2019, cash used in operations by the Energy segment was approximately $4.6 million, and cash used in operations by the Other category was approximately $2.6 million. These uses of cash were partially offset by cash provided by operating activities in the Power and Electromechanical segment of approximately $2.9 million. The Company believes cash used in operations will improve in the Energy segment in the second half of 2019 due to the expected increases in revenue from other integration-related products including biomethane to grid solutions. The Power and Electromechanical segment is expected to continue to provide cash from operations and the Company believes the cash usage rate in the other category to be flat due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased accounts payable of $2.0 million, decreased prepaid expenses of $0.4 million, a $0.4 million non-cash equity method investment loss, a $0.6 million fair value gain on equity method investment, offset by an increase in contract assets of $1.2 million, an increase in inventories of $1.0 million, a decrease in accrued expenses of $0.3 million, a decrease to contract liabilities of $0.1 million, and the $0.3 million cash effect from a decrease in refund liabilities for the six months ended June 30, 2019.

During the first six months of 2019 and 2018, the Company used stock as a form of payment to certain directors, employees, vendors and consultants. For the six months ended June 30, 2019 and 2018, the Company recorded a total of $0.1 million and $0.1 million, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The decrease in expense was primarily due to one less director receiving share-based compensation in the first six months of 2019 compared to the first six months of 2018.

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

Capital Expenditures and Investments

During the first six months of 2019 and 2018, CUI Global invested $0.2 million and $0.5 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2019 in support of its on-going business and continued development of product lines and technologies.

During the six months ended June 30, 2019 and 2018, CUI Global invested $0.2 million and $0.3 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first six months of 2019, CUI Global made cash investments of $1.0 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for total non-cash investments of $5.6 million for a 21.4% equity investment in Virtual Power Systems ("VPS"). The Company's share ownership percentage was diluted to 20.61% during the three months ended June 30, 2019 due to additional share issuances by VPS. Through this investment the Company is continuing its support of the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies (see Note 6).

The Company received $0.3 million from TPI in the three months ended June 30, 2019 upon the maturity of the note receivable. (See Note 6).

Financing Activities

For the six months ended June 30, 2019 and 2018, the Company recorded net (payments) proceeds of $(1.4) million, and $0.8 million, respectively, from the overdraft facility in the U.K., and recorded net proceeds of $5.5 million and $0, respectively, from the line of credit. The previous line of credit and overdraft facility were replaced in April 2019 with a new $10.0 million line of credit from Bank of America Merrill Lynch (see Note 15).

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of June 30, 2019. At June 30, 2019, the Company had a $6.5 million balance on its $10.0 million LOC with up to $3.5 million of additional capacity.

Financing activities – related party activity

For the six months ended June 30, 2019 and 2018, $0.1 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc. In the three months ended June 30, 2019 the promissory note was reclassified to short-term since it's due to mature in less than one year.

Recap of Liquidity and Capital Resources

The Company had a $5.0 million line of credit ("LOC") with Wells Fargo Bank until April 2019 and Orbital Gas Systems Ltd. had a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling ($1.9 million at June 30, 2019 exchange rate) that was to expire on October 5, 2021. In April 2019, CUI Inc./CUI-Canada replaced the existing line of credit and overdraft facility with a new two-year line of credit of up to $10.0 million with Bank of America Merrill Lynch. CUI Global, Inc., the parent company, is a payment guarantor of the LOC.

At June 30, 2019, the Company had unrestricted cash and cash equivalents balances of $2.6 million. In addition, the Company had $0.5 million of restricted cash related to a contract guarantee. At June 30, 2019, the Company had $0.6 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $95 thousand and $76 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC). The money market balance of $17 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At June 30, 2019, the Company had cash and cash equivalents of $0.3 million in Japanese bank accounts, $0.2 million in European bank accounts and $0.1 million in Canadian bank accounts.

The Company had losses of $5.3 million and cash used in operating activities of $4.3 million during the six months ended June 30, 2019. As of June 30, 2019, the Company's accumulated deficit is $126.4 million.

The continued delays in shipment of GasPTs on a significant project due to governmental delays and the related slower than expected acceptance of this new disruptive technology has caused a delay in the Company's expected profitability.

Management believes the Company's present cash flows indicate there is substantial doubt as to the Company's ability to continue as a going concern as they will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue. As part of this plan the Company obtained a new line of credit from Bank of America for a $10.0 million credit facility, which closed on April 18, 2019. For more information on the Company's new line of credit, see Note 15 Working Capital Line of Credit. Including the Company's cash balance, the Company further has $9.0 million of positive working capital primarily related to trade accounts receivable and the Company's inventory less current liabilities that the Company will manage in the next twelve months. In addition, the Company is taking actions to align its cost structure to its forecasted revenue. Considering the above factors, the new line of credit, and additional measures available to generate cash, management believes the Company will have sufficient cash flows to meet its obligations for the twelve-month period from the date the financial statements are available to be issued. However, our ability to meet our obligations is dependent on the Company's ability to execute on its plans, of which success cannot be assured. As such, substantial doubt has not been alleviated.

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

As of June 30, 2019, $7.2 million was included with non-current assets, $1.0 million with current liabilities and $6.4 million with non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the cash flow. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as a result of the implementation and transition to the accounting guidance in ASC 842, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

Recent Accounting Pronouncements

See Note 11 Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements.

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

The tables below detail the percentage of revenues and expenses by the four principal currencies:

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Three Months Ended June 30, 2019
Revenues	79%	19%	—%	2%
Operating expenses	73%	22%	4%	1%

For the Three Months Ended June 30, 2018
Revenues	89%	9%	—%	2%
Operating expenses	58%	33%	8%	1%

		British Pound	Canadian	Japanese
	U.S. Dollar	Sterling	Dollar	Yen
For the Six Months Ended June 30, 2019
Revenues	81%	17%	—%	2%
Operating expenses	71%	23%	5%	1%

For the Six Months Ended June 30, 2018
Revenues	85%	13%	—%	2%
Operating expenses	61%	30%	8%	1%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the six months ended June 30, 2019, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

Brexit Risk

On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union ("EU"), with voters approving to withdraw from the EU (commonly referred to as Brexit). Following the referendum, the UK government began discussions with the EU on the terms and conditions of the withdrawal from the EU. Current uncertainty over the final outcome of the negotiations between the UK and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete. The current deadline set for Brexit is October 31, 2019. Our Orbital-UK operations could be impacted by the global economic uncertainty caused by Brexit.

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

Investments made by the Company are subject to an investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue. In 2019, since the equity-method investment in VPS is considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenues concentrations with large customers. Additionally, the Company has a large concentration of cash, trade receivables and revenues in foreign countries including the United Kingdom, Canada and Japan. Owning assets in a foreign country exposes the Company to foreign currency risk coupled with liquidity risk. Foreign owned assets may be difficult to timely convert to U.S. dollars if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the changes made to accommodate ASC 842 on leases, there were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended June 30, 2019, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
April 2019	Vested restricted common stock	Expense	Three board members	Director compensation	31,512	$38
May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17
					50,349	$55

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.96 [1]	Amendment No. 1 to line of credit/ loan agreement with Bank of America, N.A.,

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of August, 2019.

CUI Global, Inc.
By:	/s/ William J. Clough
William J. Clough,
Chief Executive Officer/President
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)