Form 10-Q
period 2019-09-30
CUI Global, Inc.
filed 2019-11-12
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 28,736,436 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of November 12, 2019.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	CUI	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CUI Global, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share amounts)	2019	2018
	(Unaudited)	(See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$1,728	$3,979
Trade accounts receivable, net of allowance of $25 and $17, respectively	4,589	5,034
Inventories	1,580	1,622
Contract assets	2,567	1,744
Note receivable, current portion	—	318
Prepaid expenses and other current assets	1,462	1,512
Assets held for sale - current	30,486	21,272
Total current assets	42,412	35,481

Property and equipment, less accumulated depreciation of 1,284 and $1,182, respectively	4,211	4,536
Investment in VPS - equity method	5,198	—
Right of use assets - Operating leases	5,615	—
Other intangible assets, less accumulated amortization of $9,462 and $8,889, respectively	4,271	5,314
Restricted cash	—	523
Note receivable - related party	3,183	—
Convertible note receivable	—	655
Deposits and other assets	69	508
Assets held for sale - noncurrent	—	23,150
Total assets	$64,959	$70,167

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,096	$1,520
Short-term overdraft facility	—	1,344
Notes payable - current	269	—
Operating lease obligations - current portion	754	—
Accrued expenses	2,599	1,893
Contract liabilities	2,222	1,956
Deferred gain on leaseback, current portion	—	289
Liabilities held for sale - current	10,059	11,584
Total current liabilities	18,999	18,586
Operating lease obligations, less current portion	4,977	—
Deferred tax liabilities	1,584	1,914
Deferred gain on leaseback, less current portion	—	2,599
Liabilities held for sale - noncurrent	—	5,327
Other long-term liabilities	166	203
Total liabilities	25,726	28,629

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2019 or December 31, 2018	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,680,260 shares issued and outstanding at
September 30, 2019 and 28,552,886 shares issued and outstanding at December 31, 2018	29	29
Additional paid-in capital	170,049	169,898
Accumulated deficit	(126,685)	(123,993)
Accumulated other comprehensive loss	(4,160)	(4,396)
Total stockholders' equity	39,233	41,538
Total liabilities and stockholders' equity	$64,959	$70,167

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Total revenues	$6,073	$5,155	$17,793	$12,908

Cost of revenues	4,652	3,834	13,464	9,860

Gross profit	1,421	1,321	4,329	3,048

Operating expenses:
Selling, general and administrative	4,793	4,222	14,092	13,773
Depreciation and amortization	359	382	1,136	1,145
Research and development	20	47	123	116
Provision (credit) for bad debt	(18)	4	110	5
Impairment of goodwill	—	—	—	1,263
Other operating income	(11)	—	(13)	—

Total operating expenses	5,143	4,655	15,448	16,302

Continuing Loss from operations	(3,722)	(3,334)	(11,119)	(13,254)

Loss from equity method investment in VPS	(354)	—	(710)	—
Fair value gain on equity method investment purchase	—	—	629	—
Other expense	(463)	(43)	(575)	(79)
Interest expense	(4)	(60)	(35)	(164)

Loss from continuing operations before taxes	(4,543)	(3,437)	(11,810)	(13,497)

Income tax benefit	(1,310)	(396)	(1,598)	(1,042)

Loss from continuing operations, net of taxes	(3,233)	(3,041)	(10,212)	(12,455)

Discontinued operations (Note 3)
Income from operations of discontinued power and electromechanical components business (including gain on disposal of $3,631 in the quarter ended September 30, 2019)	3,944	1,760	5,598	3,656
Income tax expense	1,023	253	966	762
Income from discontinued operations, net of income taxes	2,921	1,507	4,632	2,894

Net loss	$(312)	$(1,534)	$(5,580)	$(9,561)

Basic and diluted weighted average common shares outstanding	28,691,206	28,527,234	28,636,918	28,507,286

Loss from continuing operations per common share - basic and diluted	$(0.11)	$(0.11)	$(0.35)	$(0.44)

Earnings from discontinued operations - basic and diluted	$0.10	$0.06	$0.16	$0.10

Loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.19)	$(0.34)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(312)	$(1,534)	$(5,580)	$(9,561)

Other comprehensive income (loss)
Foreign currency translation adjustment	67	(48)	236	(430)
Comprehensive loss	$(245)	$(1,582)	$(5,344)	$(9,991)

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888
Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss for the period ended March 31, 2019	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—	—	92	92
Balance, March 31, 2019	28,581,953	29	169,938	(124,108)	(4,304)	41,555
Common stock issued for compensation, services, and royalty payments	50,349	—	68	—	—	68
Net loss for the period ended June 30, 2019	—	—	—	(2,265)	—	(2,265)
Other comprehensive income	—	—	—	—	77	77
Balance, June 30, 2019	28,632,302	29	170,006	(126,373)	(4,227)	$39,435
Common stock issued for compensation, services, and royalty payments	47,958	—	43	—	—	43
Net loss for the period ended September 30, 2019	—	—	—	(312)	—	(312)
Other comprehensive income	—	—	$—	—	67	67
Balance, September 30, 2019	28,680,260	$29	$170,049	$(126,685)	$(4,160)	$39,233

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 842.

(in thousands, except share amounts)	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance, December 31, 2017	28,406,856	$28	$169,527	$(108,559)	$(3,510)	$57,486

Cumulative effect of accounting change (2)	—	—	—	1,891	—	1,891
Balance at January 1, 2018, adjusted	28,406.856	28	169,527	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	79,042	—	220	—	—	220
Net loss for the period ended March 31, 2018	—	—	—	(3,262)	—	(3,262)
Other comprehensive income	—	—	—		440	440
Balance, March 31, 2018	28,485.898	28	169,747	(109,930)	(3,070)	56,775
Common stock issued for compensation, services, and royalty payments	19,156	—	61	—	—	61
Net loss for the period ended June 30, 2018	—	—	—	(4,765)	—	(4,765)
Other comprehensive loss	—	—	—	—	(822)	(822)
Balance, June 30, 2018	28,505,054	28	169,808	(114,695)	(3,892)	51,249
Common stock issued for compensation, services, and royalty payments	24,552	—	48	—	—	48
Net loss for the period ended September 30, 2018	—	—	—	(1,534)		(1,534)
Other comprehensive loss	—	—	—	—	(48)	(48)
Balance, September 30, 2018	28,529,606	$28	$169,856	$(116,229)	$(3,940)	$49,715

(2) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,580)	$(9,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645	816
Amortization of intangibles	1,326	1,429
Stock issued and stock to be issued for compensation, royalties and services	155	188
Unrealized gain on derivative liability	—	(164)
Non-cash loss on equity method investment in VPS	710	—
Non-cash fair value gain on equity method investment purchase	(629)	—
Gain on sale of electromechanical components business	(3,631)	—
Provision for (credit to) bad debt expense	90	(10)
Deferred income taxes	(644)	(352)
Inventory reserve	135	274
Non-cash unrealized foreign currency losses	614	135
Impairment of goodwill	—	1,263
(Gain) loss on disposal of assets	(13)	3
(Increase) decrease in operating assets:
Trade accounts receivable	1,196	(1,439)
Inventories	(31)	(3,727)
Contract assets	(891)	160
Prepaid expenses and other current assets	362	(285)
Right of use assets - Operating leases	743	—
Deposits and other assets	(248)	13
Increase (decrease) in operating liabilities:
Accounts payable	2,406	520
Operating lease liabilities	(687)	—
Accrued expenses	(122)	684
Refund liabilities	(367)	953
Contract liabilities	246	(853)
NET CASH USED IN OPERATING ACTIVITIES	(4,215)	(9,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(278)	(644)
Proceeds from sale of property and equipment	14	—
Cash paid for other intangible assets	(269)	(348)
Cash paid for convertible notes receivable	—	(500)
Cash paid for equity-method Investment	(1,615)	—
Proceeds from Notes receivable	313	—
Proceeds from sale of restricted investment	400	—
Proceeds from electromechanical components business sale	4,696	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,261	(1,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	6,842	13,895
Payments on overdraft facility	(8,208)	(12,570)
Proceeds from line of credit	20,889	6,696
Payments on line of credit	(21,188)	(6,039)
Payments on financing lease obligations	(3)	(2)
Payments on mortgage note payable	—	(71)
Payments on notes payable	(88)	—
Payments on contingent consideration	—	(45)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,756)	1,864

Effect of exchange rate changes on cash	(64)	148
Net decrease in cash, cash equivalents and restricted cash	(2,774)	(9,433)
Cash, cash equivalents and restricted cash at beginning of period	4,502	12,646

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,728	$3,213

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$143	$205
Interest paid, net of capitalized interest	$300	$373

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$7,703	$—
Non-cash investment in equity method investment - see note 6	$4,292	$—
Common stock issued and to be issued for royalties payable pursuant to product agreements	$22	$9
Common stock issued and to be issued for consulting services and compensation in common stock	$129	$320
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$5	$(6)
Accrued property and equipment purchases at September 30	$8	$52
Accrued investment in other intangible assets at September 30	$38	$129

See accompanying notes to condensed consolidated financial statements

CUI Global, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

CUI Global Inc. (CUI Global or "the Company") is a platform company composed of one segment, the Energy segment, along with an "Other" category.

Prior to this report, the Company included a second segment named, the Power and Electromechanical segment. This segment is included in Discontinued Operations starting with the third quarter 2019 reporting. See Note 3 - Discontinued Operations And Sale of a Business for more information on the Company's discontinued operations.

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

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarter or year ending December 31, 2019.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

(in thousands)	For the Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at beginning of period	$3,979	$12,646
Restricted cash at beginning of period	523	—
Cash, cash equivalents and restricted cash at beginning of period	$4,502	$12,646

Cash and cash equivalents at end of period	$1,728	$2,690
Restricted cash at end of period	—	523
Cash, cash equivalents and restricted cash at end of period	$1,728	$3,213

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s Goodwill, impairments and estimations of long-lived assets, revenue recognition on cost-to-cost-method type contracts, inventory valuation, trading securities, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances, the valuation allowance on deferred tax assets, equity method investment valuation, note receivable interest imputation, and the incremental borrowing rate used in determining the value of right of use assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Conditions

The Company had net loss of $5.6 million and cash used in operating activities of $4.2 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company's accumulated deficit is $126.7 million.

The continued delays in shipment of GasPTs on a significant project due to governmental delays and the related slower than expected acceptance of this new disruptive technology has caused a delay in the Company's expected profitability.

Management believes the Company's present cash flows will create a challenge for the Company to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue which includes the announced $32.0 million sale of Power operations to Bel Fuse Inc signed on November 8, 2019 and to close within 30 days of signing the agreement. In addition, as of September 30, 2019, the Company has cash and cash equivalents of $1.7 million. Including the Company's cash balance, the Company further has $23.4 million of working capital including $20.4 million of assets held for sale net of liabilities held for sale. Working capital primarily relates to assets held for sale, trade accounts receivable and the Company's inventory less current liabilities that the Company will manage in the next twelve months. In addition, the Company is taking actions to align its cost structure to its forecasted revenue. Considering the above factors, the proceeds from the sale of Power operations to Bel Fuse Inc., and additional measures available to generate cash, management believes the Company will have sufficient cash flows to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

As of September 30, 2019, $5.6 million was included in non-current assets, $0.8 million in current liabilities and $5.0 million in non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash Flows from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the Condensed Consolidated Statements of Cash Flows. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as part of the January 1, 2019 adjustment to transition to the new standard, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The Company implemented the standard as of January 1, 2019. There was no effect of this change in the Company's condensed consolidated financial statements for the period ended September 30, 2019.

3.	DISCONTINUED OPERATIONS AND SALE OF A BUSINESS

As part of the Company’s stated strategy to transform CUI Global into a diversified energy infrastructure services platform serving North American energy customers, the Company’s board of directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, CUI Global, Inc. entered into an asset sale agreement by and among, CUI, Inc.("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. The remaining Power supply businesses are expected to be divested within twelve months.

Pursuant to the terms of the asset sale agreement, the Seller and Parent agreed to sell and assign to the management-led group, Back Porch International, Inc., the rights and obligations of Seller and Parent to the assets constituting the non-power supply electromechanical components product group of Seller and Parent effective the close of business September 30, 2019 for $15 million (the "Purchase Consideration"). The Purchase Consideration consists of approximately $4.7 million in cash at closing, assumption of debt of the CUI Parent in the approximate amount of $5.3 million, and a 5-year earn out based upon a multiple of EBITDA of the Business above $3.5 million, guaranteed to be a total of $5 million (fair value of $3.2 million at September 30, 2019). In addition to the assets purchased, the Buyer shall assume and agree to pay, perform and discharge certain liabilities agreed to by the Buyer and Seller ("Assumed Liabilities") including scheduled accounts payable and vendor purchase orders at the closing of the disposition, with the Sellers generally remaining obligated for remaining pre-closing liabilities other than the assumed liabilities (the “Excluded Liabilities”). The Sellers retained their power supply components product lines and their Internet domain names and trademarks. The Company recorded a $3.6 million pre-tax gain on the sale, which is also included in discontinued operations.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, including goodwill from the former Power and Electromechanical segment have been reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. Cash flows from these discontinued businesses are included in the consolidated cash flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations.

The former Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity that previously held the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs).

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

Selected data for these discontinued businesses consisted of the following (in thousands):

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Statement of Operations

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Major classes of line items constituting pretax profit (loss) of discontinued operations	2019	2018	2019	2018

Revenues	$15,472	$19,590	$49,573	$56,929
Cost of revenues	(10,157)	(12,648)	(32,099)	(37,503)
Selling, general and administrative	(4,735)	(4,277)	(14,068)	(13,171)
Depreciation and amortization	(94)	(153)	(317)	(473)
Research and development	(90)	(638)	(832)	(1,972)
(Provision) credit for bad debt	30	(20)	20	15
Interest expense	(101)	(72)	(274)	(206)
Other income and expense items that are not major	(12)	(22)	(36)	37
Pretax profit of discontinued operations related to major classes of pretax profit	313	1,760	1,967	3,656
Pretax Gain on sale of electromechanical components business	3,631	—	3,631	—
Total pretax gain on discontinued operations	3,944	1,760	5,598	3,656
Income tax expense	1,023	253	966	762
Total income from discontinued operations that is presented in the statement of operations	$2,921	$1,507	$4,632	$2,894

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	September 30,	December 31,
(in thousands)	2019	2018

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivables	$5,849	$9,381
Inventories	8,139	11,421
Prepaid expenses and other current assets	281	470
Total current assets *		21,272
Property and equipment	377	1,438
Right of use assets - Operating leases	336	—
Goodwill	8,188	13,089
Other intangible assets	6,923	8,546
Deposits and other assets	393	77
Total noncurrent assets *		23,150
Total assets of the disposal group classified as held for sale	$30,486	$44,422

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$4,690	$4,960
Line of credit	—	979
Operating lease obligations - current portion	349	—
Accrued expenses	2,178	2,958
Contract liabilities	111	270
Refund liabilities	2,050	2,417
Total current liabilities *		11,584

Line of credit	680	—
Long term note payable, related party	—	5,304
Operating lease obligations, less current portion	1	—
Deferred tax liabilities	—	8
Other long-term liabilities	—	15
Total noncurrent liabilities *		5,327
Total liabilities	$10,059	$16,911

* The assets and liabilities of the disposal group classified as held for sale are classified as current on the September 30, 2019 balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash provided by operating activities of discontinued operations for the nine months ended September 30, 2019 and 2018 was $4.8 million and $3.7 million, respectively.

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2019 and 2018 was $0.4 million and $0.8 million, respectively.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Due to uncertainies inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

Activity in the contract liabilities for the nine months ended September 30, 2019 and 2018 was as follows:

	As of December 31,	As of January 1,
(in thousands)	2018	2018
Current contract liabilities	$1,956	$4,386
Long-term contract liabilities (1)	129	84
Total Contract liabilities	$2,085	$4,470

	For the Nine Months Ended September 30,
	2019	2018
Total Contract liabilities - January 1	$2,085	$4,470
Contract additions, net	2,370	1,981
Revenue recognized	(2,016)	(2,888)
Translation	(53)	(145)
Total contract liabilities - September 30	$2,386	$3,418

	As of September 30,
	2019	2018
Current contract liabilities	$2,222	$3,316
Long-term contract liabilities	164	102
Total contract liabilities	$2,386	$3,418

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

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 30, 2019, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 20% and 26% of revenues for the nine-month period ended September 30, 2019 and 2018, respectively. The majority of the Company's revenue recognized at a point in time is in the Company's Power and Electromechanical segment. Revenue on these contracts is recognized when the product is shipped and the customer transfers control or customer takes control of the product. Determination of ownership and control transfer is determined by shipping terms delineated on the customer purchase orders.

Variable Consideration

The nature of the Company's contracts gives rise to several types of variable consideration. In rare instances in the Energy segment, the Company includes in the contract estimates additional revenue for submitted contract modifications or claims against the customer when the Company believes there exists an enforceable right to the modification or claim, and the amount can be estimated reliably and its realization is probable. In evaluating these criteria, the Company considers the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. The Company includes new product introduction and scrap return estimates in the Company's calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and the Company's best judgment at the time. These amounts are included in the calculation of net revenue recorded for the Company's contracts and the associated remaining performance obligations.

The following tables present the Company's revenues disaggregated by timing of revenue recognition for the Energy segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Revenues recognized at point in time	$1,153	$1,437	$3,617	$3,370
Revenues recognized over time	4,920	3,718	14,176	9,538
Total revenues	$6,073	$5,155	$17,793	$12,908

The following tables present the Company's revenues disaggregated by region:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

North America	$2,365	$1,092	$6,159	$3,185
Europe	3,686	3,843	11,538	9,425
Asia	15	154	35	189
Other	7	66	61	109
Total revenues	$6,073	$5,155	$17,793	$12,908

5.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method or through the moving average cost method. At September 30, 2019 and December 31, 2018, accrued liabilities included $0.7 million and $0.1 million of accrued inventory payable, respectively. At September 30, 2019 and December 31, 2018, inventory by category is valued net of reserves and consists of:

	September 30,	December 31,
(in thousands)	2019	2018
Finished goods	$625	$665
Raw materials	81	394
Work-in-process	874	563

Total inventories	$1,580	$1,622

6.	INVESTMENTS

During the three months ended March 31, 2016, CUI Global's 8.5% ownership investment in Test Products International, Inc. ("TPI"), recognized under the cost method, was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded $0 and $4 thousand of interest income in the three months ended September 30, 2019 and 2018, respectively. The Company recorded $8 thousand and $13 thousand of interest income from the note in the nine months ended September 30, 2019 and 2018, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during the three months ended June 30, 2019.

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

On March 30, 2019, the Company converted its $0.7 million in notes receivable into preferred stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of future expenditures recorded as liabilities by the Company, of which $1.3 million were paid in the nine months ended September 30, 2019. In return, the Company acquired a 21.4% ownership share of VPS. During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the investment in VPS. As of September 30, 2019, the Company's ownership percentage has been reduced to 20.60% following VPS's issuance of additional equity. Based on current accounting guidance, the Company will record its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results will not be consolidated, but the Company will record a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at September 30, 2019 was $5.2 million as reflected on the condensed consolidated balance sheets.

A summary of the unaudited financial statements of the affiliate as of September 30, 2019 is as follows:

Current assets	$3,634
Non-current assets	4,320
Total Assets	$7,954

Current liabilities	$359
Non-current liabilities	1,100
Stockholders' equity	6,495
Total liabilities and stockholders' equity	$7,954

Operating results since equity-method investment acquired.
Revenues	$—
Operating loss	(3,549)
Net loss	$(3,549)
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net loss	(3,549)
Add back excluded acquisition intangible amortization, net	105
Adjusted comprehensive loss	$(3,444)
Company share of adjusted net loss at 20.60%	$(710)
Equity investment in affiliate	$5,198

7.	DERIVATIVE INSTRUMENTS

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. In the first nine months of 2018, the Company had an interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. During the three and nine months ended September 30, 2018, the Company had $38 thousand and $0.2 million, respectively, of unrealized gain related to the interest rate swap. The Company closed out this derivative in December 2018 as part of the Company's sale/leaseback transaction and the Company has not owned any derivative instruments during the nine months ended September 30, 2019.

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

In December 2018, the Company entered into a sale-lease back transaction to sell and leaseback the CUI, Inc. Tualatin facility. The Company sold the Tualatin headquarters and warehouse for $8.1 million at a deferred gain of $2.9 million and has leased back the facility for approximately $53 thousand per month until December 2028. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises. As a result of the implementation and transition to the accounting guidance in ASC 842, the deferred gain was recognized on January 1, 2019 as a credit to retained earnings.

Orbital-UK has a number of operating leases on vehicles, equipment, and accommodations for visiting personnel. During the nine months ended September 30, 2019, the monthly combined rent on these leases was approximately $29 thousand.

The Company rents office and warehouse space in Houston, Texas through December 2022. During the nine months ended September 30, 2019, rent expense on this lease was approximately $30 thousand per month. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

Consolidated rental expense was $1.0 million for the nine months ended September 30, 2019 and is included in selling, general and administrative expense, on the condensed consolidated statement of operations.

Future minimum operating lease obligations at September 30, 2019 are as follows for the years ended December 31:

(in thousands)
2019	$282
2020	1,094
2021	1,051
2022	1,022
2023	605
Thereafter	3,307
Interest portion	(1,630)
Total operating lease obligations	$5,731

Total lease cost and other lease information is as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
(in thousands)
Operating lease cost	$238	$768
Short-term lease cost	52	160
Variable lease cost	32	86
Sublease income	(3)	(9)
Total lease cost	$319	$1,005

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases		$(950)
Right-of-use assets obtained in exchange for new
operating lease obligations		$6,268 *
Weighted-average remaining lease term - operating leases (in years)		7.7
Weighted-average discount rate - operating leases		6.3%

* Includes $6.2 million recorded at the date of implementation of ASC 842 on January 1, 2019.

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

The following lease disclosures as of December 31, 2018 for continuing operations were required under previous accounting guidance under ASC 840 and under the transition guidance of ASC 842:

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

Rental expense from continuing operations was $0.8 million in 2018 and is included in selling, general and administrative expense on the statement of operations for the year ended December 31, 2018.

Future minimum operating lease obligations from continuing operations as of December 31, 2018 were as follows:

(in thousands)
2019	$1,138
2020	1,060
2021	1,024
2022	1,013
2023	605
Thereafter	3,307
Total	$8,147

9.	STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 18, 2019. For the three and nine months ended September 30, 2019 the Company recorded stock-based expense of $44 thousand and $155 thousand, respectively, and for the three and nine month ended September 30, 2018 the Company recorded stock-based expense of $42 thousand and $188 thousand, respectively.

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

Management identified six operating segments based on the activities of the Company in accordance with ASC 280-10. In September 2019, the Company's board of directors made the decision to divest of three of the Company's operating segments, which in aggregate constituted the Company's Power and Electromechanical segment. In addition, on September 30, 2019 the Company divested a portion of the former Power and Electromechanical segment. The remaining assets and liabilities of the Power and Electromechanical segment are included in assets and liabilities held for sale. Operating activity of the former Power and Electromechanical segment is included in Income from Discontinued Operations. The remaining three operating segments have been aggregated into one reportable segment, and an Other category. The Company's one reportable segment is the Energy segment.

The following information represents segment activity for the three months ended September 30, 2019:

(in thousands)	Energy	Other	Total
Revenues from external customers	$6,073	$—	$6,073
Depreciation and amortization (1)	359	243	602
Interest expense	—	4	4
Loss from operations	(1,863)	(1,859)	(3,722)
Expenditures for long-lived assets (2)	8	110	118

The following information represents segment activity for the nine months ended September 30, 2019:

(in thousands)	Energy	Other	Total
Revenues from external customers	$17,793	$—	$17,793
Depreciation and amortization (1)	1,136	835	1,971
Interest expense	31	4	35
Loss from operations	(6,363)	(4,756)	(11,119)
Expenditures for long-lived assets (2)	106	441	547

(1) The Other category included depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of September 30, 2019:

(in thousands)	Energy	Other	Total
Segment assets (1)	$20,273	$44,686	$64,959
Other intangible assets, net	4,271	—	4,271

(1) The Other category includes assets held for sale related to the Company's discontinued operations, which include $8.2 million of goodwill and $6.9 million of other intangible assets.

The following information represents segment activity for the three months ended September 30, 2018:

(in thousands)	Energy	Other	Total
Revenues from external customers	$5,155	$—	$5,155
Depreciation and amortization (1)	382	360	742
Interest expense	7	53	60
Loss from operations	(2,161)	(1,173)	(3,334)
Expenditures for long-lived assets (2)	17	139	156

The following information represents segment activity for the nine months ended September 30, 2018:

(in thousands)	Energy	Other	Total
Revenues from external customers	$12,908	$—	$12,908
Depreciation and amortization (1)	1,145	1,100	2,245
Interest expense	13	151	164
Loss from operations	(9,586)	(3,668)	(13,254)
Expenditures for long-lived assets (2)	184	808	992

(1) The Other category included depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of September 30, 2018:

(in thousands)	Energy	Other	Total
Segment assets (1)	$25,999	$52,958	$78,957
Other intangibles assets, net	5,708	—	5,708
Goodwill	3,154	—	3,154

(1) The Other category includes assets held for sale related to the Company's discontinued operations, which includes $13.1 million of goodwill and $8.7 million of other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
U.S.A.	$2,365	39%	$1,092	21%
United Kingdom	3,600	59%	3,806	74%
All Others	108	2%	257	5%
Total	$6,073	100%	$5,155	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
USA	$6,159	35%	$3,185	25%
United Kingdom	11,244	63%	9,162	71%
All Others	390	2%	561	4%
Total	$17,793	100%	$12,908	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company does not expect the impact of this ASU on its consolidated financial statements to be material and will adopt the standard in 2020.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018, respectively, was as follows:

(in thousands)
September 30, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Equity method investment in VPS	—	—	5,198	5,198
Note receivable, related party	—	—	3,183	3,183
Total assets	$17	$—	$8,381	$8,398

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificates of deposit - restricted cash	523	—	—	523
Certificate of deposit - restricted investment (1)	400	—	—	400
Convertible notes receivable	—	—	655	655
Total assets	$939	$—	$655	$1,594

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
		Equity	Note
(in thousands)	Convertible Note	Investment in VPS	Receivable, Related Party
Balance at December 31, 2018	$655	$—	$—
Conversion to common stock of VPS	(655)	—	—
Purchase equity method investment in VPS	—	5,908	—
Loss from equity method investment in VPS	—	(710)	—
Received note as partial payment for sale of Electromechanical components business	—	—	3,183
Fair value measurements	$—	$—	$—
Balance at September 30, 2019	$—	$5,198	$3,183

(1) Investment is a 12-month certificate of deposit classified as available for sale and included in Deposits and other assets on the balance sheet at December 31, 2018.

There were no transfers between Level 3 and Level 2 in 2019 as determined at the end of the reporting period. The inputs used to measure the convertible note are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal analysis. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs. The convertible note receivable was converted to VPS stock in the first quarter of 2019 (see Note 6). The future value of the investment will be measured using the equity method of accounting. The Note Receivable, Related Party was a note receivable obtained as part of the divestiture of the Company's electromechanical components business and has a future value of $5 million. The present value of the note receivable has been valued based on a discount rate estimated by taking the average borrowing rates of the Company and the buyer of the electromechanical components business. The inputs into the fair value calculation of the Note Receivable, Related Party are considered unobservable inputs.

13.	LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, Basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the respective income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and nine months ended September 30, 2019 and September 30, 2018, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 0.9 million shares related to stock options were excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2019 and 1.0 million shares were excluded for both the three and nine months ended September 30, 2018. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and nine months ended September 30, 2019 and 2018.

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations, net of taxes	$(3,233)	$(3,041)	$(10,212)	$(12,455)
Income from discontinued operations, net of income taxes	2,921	1,507	4,632	2,894

Net loss	$(312)	$(1,534)	$(5,580)	$(9,561)

Basic and diluted weighted average number of shares outstanding	28,691,206	28,527,234	28,636,918	28,507,286

Loss from continuing operations per common share - basic and diluted	$(0.11)	$(0.11)	$(0.35)	$(0.44)

Earnings from discontinued operations - basic and diluted	$0.10	$0.06	$0.16	$0.10

Loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.19)	$(0.34)

14.	INCOME TAXES

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

Total net income tax benefit of $0.3 million and total net income tax benefit of $0.6 million recognized for the three and nine months ended September 30, 2019 is being allocated under ASC 740-20-45-7 to more than one financial statement component other than continuing operations.

A net income tax benefit of $1.3 million and $1.6 million was recorded to the income tax provision from continuing operations for the three and nine months ended September 30, 2019, resulting in an effective tax rate of 28.8% and 13.5%, respectively. A net income tax expense of $1.0 million and $1.0 million was recorded to the income tax provision from discontinued operations for the three and nine months ended September 30, 2019. The income tax benefit from continuing operations for the three and nine months ended September 30, 2019 was due to application of ASC 740-20-45-7, domestic state minimum taxes, reductions in net deferred tax liabilities and the recording of a full valuation on existing deferred tax assets in the United States and United Kingdom. All of the Company’s USA and the foreign U.K. net deferred tax assets were reduced by a valuation allowance.

The Company's total income tax benefit and effective tax rate from continuing operations for the three and nine months ended September 30, 2018 was $0.4 million and $1.0 million resulting in an effective tax rate of 11.5% and 7.7%, respectively. A net income tax expense of $0.3 million and $0.8 million was recorded to the income tax provision from discontinued operations for the three and nine months ended September 30, 2018. The income tax benefit from continuing operations for the three and nine months ended September 30, 2018 primarily consisted of application of ASC 740-20-45-7, domestic state minimum taxes, and a valuation allowance on the net deferred tax assets of the foreign U.K. operations. All of our USA and the foreign U.K. net deferred tax assets were reduced by a valuation allowance.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of September 30,	As of December 31,
	2019	2018
Foreign currency translation adjustment	$(4,160)	$(4,396)
Accumulated other comprehensive loss	$(4,160)	$(4,396)

16.	NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Acquisition Note Payable - related party (1)	$—	$5,304
Note Payable - Financing note (2)	$269	$—

(1)

The note payable to International Electronic Devices, Inc. (formerly CUI, Inc.) is associated with the acquisition of CUI, Inc. The promissory note was due May 15, 2020 and included a 5% interest rate per annum, with interest payable monthly and the principal due as a balloon payment at maturity. The note included a contingent conversion feature, such that in the event of default on the note the holder of the note could, at the holder’s option, convert the note principal into common stock at $0.001 per share. Upon the sale of the Company's electromechanical components business on September 30, 2019, the buyer also assumed the $5.3 million related party note payable as partial payment.

(2)

A note payable for $358 thousand to First Insurance Funding was executed on July 10, 2019 by CUI Global for the purpose of financing a portion of the Company's insurance coverage. The note will be paid over eight months at an annual percentage rate of 4.83% with monthly payments of approximately $46 thousand and will be paid off by March 1, 2020.

17.	CONCENTRATIONS

The Company's major product lines are natural gas infrastructure and high-tech solutions in the Energy segment The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended September 30, 2019:
Customer	Percent
S & B Engineers	28%
Costain Oil, Gas & Process Ltd	10%
GL Industrial Services UK Limited	10%
Total concentrations	48%

For the Three Months Ended September 30, 2018:
Customer	Percent
Scotia Gas Networks plc	14%
Total concentrations	14%

For the Nine Months Ended September 30, 2019:
Customer	Percent
S & B Engineers	22%
Costain Oil, Gas & Process Ltd	15%
GL Industrial Services UK Limited	10%
Total concentrations	47%

For the Nine Months Ended September 30, 2018:
Customer	Percent
National Grid Group	22%
S & B Engineers	13%
Total concentrations	35%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended September 30, 2019:
Country	Percent
United Kingdom	59%
Total concentrations	59%

For the Three Months Ended September 30, 2018:
Country	Percent
United Kingdom	74%
Total concentrations	74%

For the Nine Months Ended September 30, 2019:
Country	Percent
United Kingdom	63%
Total concentrations	63%

For the Nine Months Ended September 30, 2018:
Country	Percent
United Kingdom	71%
Total concentrations	71%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of September 30, 2019:
Customer	Percent
Costain Oil, Gas & Process Ltd	17%
S & B Engineers	13%
GL Industrial Services UK Limited	11%
Total concentrations	41%

As of December 31, 2018:
Customer	Percent
Costain Oil, Gas & Process Ltd	24%
National Grid Gas Plc	14%
Total concentrations	38%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of September 30, 2019:
Country	Percent
United Kingdom	61%
Total concentrations	61%

As of December 31, 2018:
Country	Percent
United Kingdom	80%
Total concentrations	80%

There were no supplier concentrations greater than 10% during the three and nine months ended September 30, 2019 and 2018.

18.	OTHER EQUITY TRANSACTIONS

The following shares issued during the nine months ended September 30, 2019 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January, April and July 2019	Vested restricted common stock	Expense	Three board members	Director compensation	108,537	$112

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17

Total other equity transactions					127,374	$129

19.	SUBSEQUENT EVENT

On November 11, 2019, the Company entered into an Asset Sale Agreement with Bel Fuse Inc. (the "Buyer") to sell a portion of the Company's power supply products business at an aggregate sale price of $32.0 million, subject to working capital adjustments. The acquisition, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2019. Bel Fuse is a manufacturer of an array of products that power, protect and connect electronic circuits and is headquartered in Jersey City, New Jersey.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2019 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2018 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products and technologies. CUI Global’s Energy business, Orbital Gas Systems, is a leader in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane.

On September 30, 2019, the company divested of its Electromechanical components business and is actively marketing the remaining businesses that comprise the Power and Electromechanical segment, which the Company expects to sell within the next twelve months. Accordingly, the Company has designated the remaining businesses of the Power and Electromechanical segment as discontinued operations and are reflected on the balance sheet as assets and liabilities held for sale. The discussion below will mainly focus on the Company's continuing operations, which consists of the Company's Energy segment.

For the three and nine months ended September 30, 2019, CUI Global had consolidated continuing loss from operations of $3.7 million and $11.1 million compared to consolidated continuing loss from operations in the three and nine months ended September 30, 2018 of $3.3 million and $13.3 million, respectively. During the three and nine months ended September 30, 2019, CUI Global had a consolidated loss from continuing operations of $3.2 million and $10.2 million compared to losses of $3.0 million and $12.5 million in the comparable prior year periods.

During the three and nine months ended September 30, 2019, CUI Global had consolidated net loss of $312 thousand and $5.6 million compared to a consolidated net loss in the three and nine months ended September 30, 2018 of $1.5 million and $9.6 million, respectively. The lower net loss for the three and nine months ended September 30, 2019, was the result of the $3.6 million gain on the sale of the electromechanical components business, coupled with increased sales and lower selling general and administrative costs in the Energy segment as the Company focused on increasing revenues and cost containment in the first nine months of 2019. Also contributing to the improved results in 2019 were a non-cash fair value gain of $0.6 million on an equity-method investment purchase and 2018 included a goodwill impairment charge for the comparable nine-month period. Partially offsetting the improvements were increased corporate expenses due to strategic initiatives and foreign currency losses due to the weakening U.K pound sterling, and its effect on corporate intercompany receivables from our U.K. operations. Revenues from continuing operations increased for the quarter due to the strength of the North American sales growth partially offset by lower sales in the U.K. as the U.K.'s top line has been effected by lower translation rates and headwinds from Brexit.

In March 2019, the Company acquired a 21.4% share of Virtual Power Systems (20.60% as of September 30, 2019), which is recorded as an equity method investment.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended September 30, 2019:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%
Total revenues	$6,073	100.0%	$—	—%	$6,073	100.0%
Cost of revenue	4,652	76.6%	—	—%	4,652	76.6%
Gross profit	1,421	23.4%	—	—%	1,421	23.4%

Operating expenses:
Selling, general and administrative	2,934	48.4%	1,859	—%	4,793	79.0%
Depreciation and amortization	359	5.9%	—	—%	359	5.9%
Research and development	20	0.3%	—	—%	20	0.3%
Credit for bad debt	(18)	(0.3)%	—	—%	(18)	(0.3)%
Other operating Expenses	(11)	(0.2)%	—	—%	(11)	(0.2)%
Total operating expenses	3,284	54.1%	1,859	—%	5,143	84.7%
Continuing loss from operations	$(1,863)	(30.7)%	$(1,859)	—%	$(3,722)	(61.3)%

For the Three Months Ended September 30, 2018:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%
Total revenues	$5,155	100.0%	$—	—%	$5,155	100.0%
Cost of revenue	3,834	74.4%	—	—%	3,834	74.4%
Gross profit	1,321	25.6%	—	—%	1,321	25.6%

Operating expenses:
Selling, general and administrative	3,049	59.1%	1,173	—%	4,222	81.9%
Depreciation and amortization	382	7.4%	—	—%	382	7.4%
Research and development	47	0.9%	—	—%	47	0.9%
Provision for bad debt	4	0.1%	—	—%	4	0.1%
Total operating expenses	3,482	67.5%	1,173	—%	4,655	90.3%
Continuing loss from operations	$(2,161)	(41.9)%	$(1,173)	—%	$(3,334)	(64.7)%

For the Nine Months Ended September 30, 2019:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%
Total revenues	$17,793	100.0%	$—	—%	$17,793	100.0%
Cost of revenue	13,464	75.7%	—	—%	13,464	75.7%
Gross profit	4,329	24.3%	—	—%	4,329	24.3%

Operating expenses:
Selling, general and administrative	9,336	52.5%	4,756	—%	14,092	79.2%
Depreciation and amortization	1,136	6.4%	—	—%	1,136	6.4%
Research and development	123	0.7%	—	—%	123	0.7%
Provision for bad debt	110	0.6%	—	—%	110	0.6%
Other operating expenses	(13)	(0.1)%	—	—%	(13)	(0.1)%
Total operating expenses	10,692	60.1%	4,756	—%	15,448	86.8%
Continuing loss from operations	$(6,363)	(35.8)%	$(4,756)	—%	$(11,119)	(62.5)%

For the Nine Months Ended September 30, 2018:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%
Total revenues	$12,908	100.0%	$—	—%	$12,908	100.0%
Cost of revenue	9,860	76.4%	—	—%	9,860	76.4%
Gross profit	3,048	23.6%	—	—%	3,048	23.6%

Operating expenses:
Selling, general and administrative	10,105	78.3%	3,668	—%	13,773	106.7%
Depreciation and amortization	1,145	8.9%	—	—%	1,145	8.9%
Research and development	116	0.9%	—	—%	116	0.9%
Provision for bad debt	5	—%	—	—%	5	—%
Goodwill impairment	1,263	9.8%	—	—%	1,263	9.8%
Total operating expenses	12,634	97.9%	3,668	—%	16,302	126.3%
Continuing loss from operations	$(9,586)	(74.3)%	$(3,668)	—%	$(13,254)	(102.7)%

Revenue

(dollars in thousands)

Revenues by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$6,073	$5,155	$918	17.8%
Total revenues	$6,073	$5,155	$918	17.8%

Revenues by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$17,793	$12,908	$4,885	37.8%
Total revenues	$17,793	$12,908	$4,885	37.8%

The revenues for the three and nine months ended September 30, 2019 were up compared to the 2018 comparable periods due to higher integration revenues in the Company's North America operations offset by lower integration revenues in the Company's U.K. operations during the quarter while both facilities increased revenues for the year-to-date period. The U.K. market continues to face headwinds surrounding Brexit and the impact of the political environment on investment within the sector. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Energy segment held backlogs of customer orders of approximately $10.8 million as of September 30, 2019. This is down from December 31, 2018 backlog of $15.7 million due to timing. The backlog for the discontinued operations businesses was $13.2 million compared to $21.8 million at December 31, due to the sale of a portion of the segment.

Cost of revenues

(dollars in thousands)

Cost of revenues by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$4,652	$3,834	$818	21.3%
Total cost of revenues	$4,652	$3,834	$818	21.3%

Cost of revenues by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$13,464	$9,860	$3,604	36.6%
Total cost of revenues	$13,464	$9,860	$3,604	36.6%

For the three months ended September 30, 2019, the cost of revenues as a percentage of revenue increased to 77% from 74% during the prior-year comparative period. For the nine months ended September 30, 2019, the cost of revenues as a percent of revenue was relatively flat to slightly down at 76% for both comparative periods. This percentage will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, the competitive markets in which the Company competes, and foreign exchange rates.

The Energy segment has been affected by a halt in shipments of higher margin GasPT units to an Italian customer. The Company's gross profit and gross profit percentages are expected to improve when deliveries of GasPT increase and with continued increases in revenues from integration related solutions.

Selling, General and Administrative Expenses

(dollars in thousands)

Selling, general, and administrative expense by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$2,934	$3,049	$(115)	(3.8)%
Other	1,859	1,173	686	58.5%
Total selling, general and administrative expense	$4,793	$4,222	$571	13.5%

Selling, general, and administrative expense by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$9,336	$10,105	$(769)	(7.6)%
Other	4,756	3,668	1,088	29.7%
Total selling, general and administrative expense	$14,092	$13,773	$319	2.3%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including GasPT, IRIS, VE, and other new product and service introductions.

During the three and nine months ended September 30, 2019, SG&A increased $0.6 million and $0.3 million, respectively, compared to the prior-year comparative periods. The increase in SG&A for the quarter was due to increased corporate costs largely due to strategic initiatives, which included increased professional fees including legal, accounting, tax, investor relations, and costs associated with due diligence activities related to prospective acquisitions. Partially offsetting the increased SG&A costs in the Other category were decreased costs in the Energy segment primarily due to improved operating costs including lower professional fees in 2019 and lower translated costs at our U.K. operations due to lower foreign exchange rates. The higher costs in the nine month period ended September 30, 2019 were due to the previously mentioned increases for the quarter partially offset by decreased costs in the Energy segment related to improved operating costs including lower professional fees in 2019, lower translated costs at our U.K. operations due to lower foreign currency exchange rates and higher costs in the 2018 comparable period from increased marketing expenses related to the 2018 World Gas Conference.

Depreciation and Amortization

(dollars in thousands)

Depreciation and amortization by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$359	$382	$(23)	(6.0)%
Other	243	360	(117)	(32.5)%
Total depreciation and amortization	$602	$742	$(140)	(18.9)%

Depreciation and amortization by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$1,136	$1,145	$(9)	(0.8)%
Other	835	1,100	(265)	(24.1)%
Total depreciation and amortization	$1,971	$2,245	$(274)	(12.2)%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and nine months ended September 30, 2019 were down compared to the three and nine months ended September 30, 2018. The majority of the decrease was in the Other category primarily as a result of the Company's sale and leaseback of the Tualatin facility in December 2018 and the transfer of certain fixed assets as part of the VPS equity-method investment. Depreciation included in the Other category is primarily related to the Company's discontinued operations.

Research and Development

(dollars in thousands)

Research and development by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$20	$47	$(27)	(57.4)%
Total research and development	$20	$47	$(27)	(57.4)%

Research and development by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$123	$116	$7	6%
Total research and development	$123	$116	$7	6%

Research and development costs ("R&D") are associated with the continued research and development of new and existing technologies including GasPT, VE Technology and other energy products. R&D decreased slightly for the three months ended and remained flat for the nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Impairment Loss

The May 31, 2018 annual assessment of goodwill resulted in a $1.3 million impairment.

Provision (Credit) for Bad Debt

(dollars in thousands)

Provision (credit) for bad debt by Segment or Category	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$(18)	$4	$(22)	(550.0)%
Total (credit) provision for bad debt	$(18)	$4	$(22)	(550.0)%

Provision (credit) for bad debt by Segment or Category	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Energy	$110	$5	$105	2,100.0%
Total provision for bad debt	$110	$5	$105	2,100.0%

The changes in bad debt are due to fluctuations in bad debt reserves based on the age of receivables, primarily at Orbital Gas Systems Ltd. in the U.K. Collections are generally strong in the three and nine months ended September 30, 2019.

Equity Method Investment

On March 30, 2019, the Company acquired a 21.4% ownership share of VPS which was reduced to 20.61% during the three months ended June 30, 2019 and to 20.60% in the three months ended September 30, 2019 following VPS's issuance of additional equity. During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the investment in VPS. In addition, based on current accounting guidance, the Company recorded a loss of $0.4 million and $0.7 million for the three and nine months ended September 30, 2019 related to its share of VPS's loss under the equity method of accounting.

Other Income (Expense), net

(dollars in thousands)

Other Income (Expense), net	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Foreign exchange loss	$(465)	$(83)	$(382)	460.2%
Interest income	2	2	—	—%
Unrealized gain on derivative	—	38	(38)	(100.0)%
Total Other income (expense)	$(463)	$(43)	$(420)	976.7%

Other Income (Expense), net	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Foreign exchange loss	$(586)	$(248)	$(338)	136.3%
Interest income	11	5	6	120.0%
Unrealized gain on derivative	—	164	(164)	(100.0)%
Total Other income (expense)	$(575)	$(79)	$(496)	627.8%

Other income (expense) changes were primarily the result of larger foreign currency loss due to the weakening U.K. pound and the interest rate swap derivative being paid off in December 2018 and thus there was zero gain or loss in the three and nine months ended September 30, 2019 related to the derivative.

Interest Expense

Interest expense was relatively flat across the periods. Interest expense in 2019 is associated with interest on credit facilities, a secured promissory note, and financing note payable while 2018 also included interest on the mortgage note that was paid off in December 2018.

For the three months ended September 30, 2019 and 2018, the Company incurred interest expense of $4 thousand and $60 thousand. For the nine months ended September 30, 2019 and 2018, the Company incurred interest expense of $35 thousand and $0.2 million.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. and U.K. net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period.

For the three months and nine months ended September 30, 2019, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to more than one financial statement component other than continuing operations. Prior period comparative allocations have also been made.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

General

As of September 30, 2019, the Company held Cash and cash equivalents of $1.7 million. The Company received $4.7 million in cash upon the sale of the Electromechanical components business on September 30, 2019. The Company used this cash to pay down its line of credit. The buyer also assumed the $5.3 million related party note payable that was due next year. Operations, investments, patents and equipment have been funded through cash on hand and debt. Including discontinued operations, the Company's cash from changes in trade accounts receivable, Inventories and accounts payable improved significantly since December 31, 2018 reflecting effective working capital management. Contributing to the slight decrease in inventories was the non-cash investment - equity method that included a contribution of certain inventories (see Note 6). The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity will be benefited from the overall volume growth in the Company's Energy businesses both organically and through acquisitions as well as through the expected sale of the remaining Power & Electromechanical operations.

Cash Used in Operations

Cash used in operations of $4.2 million was a $5.7 million decrease in cash used compared to the nine-month period in 2018. The nine months ended September 30, 2019 were benefited from higher revenue and the related gross profits in the Energy segment. In the first nine months of 2019, cash used in operations by the Energy segment was approximately $4.5 million, and cash used in operations by the Other category was approximately $4.5 million. These uses of cash were partially offset by cash provided by operating activities in the discontinued operations/Power and Electromechanical segment of approximately $4.8 million. The Company believes cash used in operations will continue to improve through revenue growth associated with new customers and larger projects, and the cost reductions put in place during 2019 coupled with continued management of working capital allocation. The Company believes the cash usage rate in the other category will be flat due to cost cutting initiatives put in place over the last year.

The change in cash used in operating activities, exclusive of net income, is primarily the result of decreased trade accounts receivable of $1.2 million associated with the timing of collections and completion of integration projects, decreased prepaid expenses and other current assets of $0.4 million, increased accounts payable of $2.4 million related to timing, an increase to contract liabilities of $0.2 million, offset by an increase in contract assets of $0.9 million related to customer projects terms and timing of schedules, a decrease in accrued expenses of $0.1 million, and the $0.4 million cash effect from a decrease in refund liabilities for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019 and 2018, the Company recorded a total of $0.2 million and $0.2 million, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The slight decrease in expense during the first nine months of 2019 was primarily due to one less director receiving share-based compensation compared to the first nine months of 2018.

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

Capital Expenditures and Investments

During the first nine months of 2019 and 2018, CUI Global invested $0.3 million and $0.6 million, respectively, in property and equipment. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements and other fixed assets as needed for operations. The Company anticipates further investment in property and equipment during the remainder of 2019 in support of its on-going business and continued development of product lines and technologies for the Energy segment.

During the nine months ended September 30, 2019 and 2018, CUI Global invested $0.3 million and $0.3 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first nine months of 2019, CUI Global made cash investments of $1.6 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for a total investment of $5.9 million for a 21.4% equity investment in Virtual Power Systems ("VPS"). Through September 30, 2019, the noncash portion of the investment was $4.3 million. The Company's share ownership percentage was diluted to 20.60% as of September 30, 2019 due to additional share issuances by VPS. Through this investment the Company is continuing its support of the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies (see Note 6).

The Company received $0.3 million from TPI in the three months ended June 30, 2019 upon the maturity of the note receivable (See Note 6).

The Company also received $4.7 million of cash from the sale of its electromechanical components business and $0.4 million of cash on the sale of a restricted investment in the three months ended September 30, 2019.

Financing Activities

For the nine months ended September 30, 2019 and 2018, the Company recorded net (payments) proceeds of $(1.4) million and $1.3 million, respectively, from the overdraft facility in the U.K., and made net payments of $0.3 million and net proceeds of $0.7 million, respectively, from the line of credit. The previous line of credit and overdraft facility were replaced in April 2019 with a new $10.0 million line of credit from Bank of America Merrill Lynch that was reduced to $6.0 million at September 30, 2019 in conjunction with the sale of the electromechanical operations.

As a result of the Company’s cash management system at CUI, checks issued but not presented to the bank for payment may create a negative book cash balance. Such a negative balance would be included in the Company's two-year revolving line of credit (LOC). There was not a negative book cash balance as of September 30, 2019. At September 30, 2019, the Company had a $0.7 million balance on its $6.0 million LOC with $4.5 million of additional capacity remaining. The line of credit balance is included in liabilities held for sale on the Company's balance sheet at September 30, 2019.

Financing activities – related party activity

For the nine months ended September 30, 2019 and 2018, $0.2 million of interest payments were made in relation to the promissory note issued to related party, IED, Inc. This note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

The Company had a $5.0 million line of credit ("LOC") with Wells Fargo Bank until April 2019 and Orbital Gas Systems Ltd. had a five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility with a facility limit of £1.5 million pounds sterling that was to expire on October 5, 2021. In April 2019, CUI Inc./CUI-Canada replaced the existing line of credit and overdraft facility with a new two-year line of credit of up to $10.0 million with Bank of America Merrill Lynch. CUI Global, Inc., the parent company, is a payment guarantor of the LOC. Following the sale of the Electromechanical operations, the Bank of America line of credit was reduced to $6.0 million.

At September 30, 2019, the Company had unrestricted cash and cash equivalents balances of $1.7 million. At September 30, 2019, the Company had $0.7 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $92 thousand and $76 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC). The money market balance of $17 thousand is covered under the SIPC insured program for investments up to a maximum of $500,000. At September 30, 2019, the Company had cash and cash equivalents of $0.3 million in Japanese bank accounts, $0.6 million in European bank accounts and $0.1 million in Canadian bank accounts.

The Company had a net loss of $5.6 million and cash used in operating activities of $4.2 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company's accumulated deficit is $126.7 million.

Management believes the Company's present cash flows will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued. However, management has developed a plan to address this issue which includes the announced $32.0 million sale of Power operations to Bel Fuse Inc. In addition, as of September 30, 2019, the Company has cash and cash equivalents of $1.7 million. Including the Company's cash balance, the Company further has $23.4 million of positive working capital including $20.4 million of assets held for sale net of liabilities held for sale. Working capital primarily relates to assets held for sale, trade accounts receivable and the Company's inventory less current liabilities that the Company will manage in the next twelve months. In addition, the Company is taking actions to align its cost structure to its forecasted revenue. Considering the above factors, the proceeds from the sale of Power operations to Bel Fuse Inc., and additional measures available to generate cash, management believes the Company will have sufficient cash flows to meet its obligations for the twelve-month period from the date the financial statements are available to be issued. It is probable that management’s plans will be achieved and will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

As of September 30, 2019, $5.6 million was included with non-current assets, $0.8 million with current liabilities and $5.0 million with non-current liabilities, on the condensed consolidated balance sheets as a result of the new lease standard. The change in right of use assets and lease obligations is reflected in the change in operating assets and liabilities in the Cash from Operating Activities section of the Condensed Consolidated Statements of Cash Flows. Principal portion of financing lease payments are included in the Financing section of the cash flow. There was no impact on the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Comprehensive Income and Loss. Additionally, as a result of the implementation and transition to the accounting guidance in ASC 842, the Company recorded a $2.9 million adjustment to accumulated deficit to recognize the deferred gain that was originally recorded as part of the December 2018 sale/leaseback of the Tualatin headquarters.

Recent Accounting Pronouncements

See Note 11 Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

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

Foreign Currency Exchange Rates

The Company conducts continuing operations in two principal currencies: the U.S. dollar and the British pound sterling. These currencies operate primarily as the functional currency for the Company’s U.S. and U.K. operations, respectively. Cash is managed centrally within each of the two regions.

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

Revenues and operating expenses from continuing operations are primarily denominated in the currencies of the countries in which the Company’s operations are located, the U.S. and U.K. The Company’s consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

The Company has discontinued operations in Canada and Japan. Until those entities are sold, in addition to the Company's principal currencies, the Company will have a certain amount of currency risk with the Japanese yen and Canadian dollar.

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended September 30, 2019
Revenues	39%	61%
Operating expenses	63%	37%

For the Three Months Ended September 30, 2018
Revenues	25%	75%
Operating expenses	52%	48%

		British Pound
	U.S. Dollar	Sterling
For the Nine Months Ended September 30, 2019
Revenues	35%	65%
Operating expenses	57%	43%

For the Nine Months Ended September 30, 2018
Revenues	27%	73%
Operating expenses	45%	55%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the nine months ended September 30, 2019, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

Brexit Risk

On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union ("EU"), with voters approving to withdraw from the EU (commonly referred to as Brexit). Following the referendum, the UK government began discussions with the EU on the terms and conditions of the withdrawal from the EU. Current uncertainty over the final outcome of the negotiations between the UK and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete. The October 31, 2019 deadline for Brexit has been extended three months to January 31, 2020. Our Orbital-UK operations could be impacted by the global economic uncertainty caused by Brexit.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective October 1, 2019, William J. Clough resigned as the Company CEO and the board of directors appointed James F. O’Neil as the CEO of the Company also effective October 1, 2019.

Other than the changes made to accommodate ASC 842 on leases, there were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART ll – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended September 30, 2019, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
July 2019	Vested restricted common stock	Expense	Three board members	Director compensation	47,958	$37
					47,958	$37

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.96 [1]	Amendment No. 1 to line of credit/ loan agreement with Bank of America, N.A.

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 12th day of November, 2019.

CUI Global, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)