Form 10-K
period 2019-12-31
CUI Global, Inc.
filed 2020-03-30
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

20050 SW 112th Avenue

Tualatin, Oregon 97062

(832) 467-1420

(Address and Telephone Number of Principal Executive Offices and Principal Place of

Business)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock par value $0.001 per share	CUI	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐    Non-accelerated filer  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2019), was approximately $20,351,697. Shares of common stock beneficially held by each executive officer and director as well as 10% holders as of June 30, 2019 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2020, the registrant had 28,420,685 shares of common stock outstanding and no shares of Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview and Our Products

CUI Global, Inc. and Subsidiaries are collectively referred to as ‘‘CUI Global’’ or “The Company.” CUI Global is a Colorado corporation organized on April 21, 1998 with its principal place of business located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (832) 467-1420. The Company is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies to create a diversified energy services platform. In 2019, the Company made the decision to divest of its Power and Electromechanical segment. The domestic portion of the segment was sold in 2019 in two separate transactions and the Company has subsidiaries held for sale in Canada and Japan. The Company's continuing operations fall into one reportable segment referred to as the Energy segment. In addition, the Company’s corporate overhead activities are included in an ‘‘Other’’ category. CUI Global has continuing operations in 2 countries, including the United States and United Kingdom. Through its energy subsidiaries, CUI Global is a leader in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets.

Energy Segment

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. - Subsidiaries

Orbital Gas Systems, Ltd. (Orbital-UK) is based in Stone, Staffordshire in the United Kingdom and Orbital Gas Systems, North America, Inc. (Orbital North America), is based in Houston, Texas. The Energy segment subsidiaries, collectively referred to as Orbital Gas Systems (Orbital) are leaders in innovative gas solutions, with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems. Operating globally within energy, power and processing markets, Orbital manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane.

Orbital Gas Systems has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

We work with several independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees to maintain technical rights and exclusivity.

GasPT®

Through an exclusive licensing contract with DNV GL, CUI Global owns exclusive rights to manufacture, sell and distribute a gas quality inferential measurement device designed by DNV GL on a worldwide basis, now marketed as the GasPT. The Company has minimum commitments, including royalty payments, under this licensing contract.

The GasPT, is a low-cost solution for measuring natural gas quality. The customary method for determining the properties of Natural Gas has traditionally been Gas Chromatography (GC). This time-tested methodology is a versatile and historically established technology, however, its conservative format has rooted a number of issues and problems. GasPT’s unique combination of features enables it to eliminate the anachronisms found in traditional gas properties analyzers to provide:

•	Near real time and continuous analysis that enhances sampling frequency eliminating uncertainty;
•	The lowest operational cost of any equivalent instrument;
•	Installed in hours not days;
•	No utility or carrier gas required;
•	Accredited industry standard accuracy;
•	No ongoing calibration required;
•	Virtually no maintenance required;
•	No configuration or set-up required (“Plug & Play”); and
•	No highly skilled personnel needed for day to day operation.

The GasPT includes the following approvals:

•	Fiscal approvals:
◦	OIML R140 - Class A;
◦	Class 1 Div 2;
•	Hazardous Area approvals:
◦	Class 1 Div 2;

◦	Zone 1;
◦	ATEX;
◦	IECEx; and
◦	CSA.

When connected to a natural gas system GasPT provides a fast, accurate, close to real time measurement of the physical properties of the gas, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen, and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD), and compression factor (Z). An ISO, International Organization for Standardization, is a documented agreement containing technical specifications or other precise criteria to be used consistently as rules, guidelines or definitions of characteristics to ensure that materials, products, processes and services are fit for their purpose.

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

VE Technology®

During the year ended 2019, Orbital held exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe, VE sample system, VE thermowell and VE Technology® from its United Kingdom-based inventor, EnDet Ltd. The agreement, which included certain royalty commitments and provided Orbital exclusive and sole control of all technology related to its revolutionary GasPT natural gas metering systems.  On January 1, 2020, Orbital Gas Systems purchased the VE Technology related intellectual property for 1.5 million British Pounds, approximately $2 million dollars. The acquisition of the VE Technology intellectual property requires no ongoing royalties or other fees, providing CUI Global full control of the technology.

The VE sampling probe and sample system are designed for the representative measurement of calorific value and trace elements such as moisture, H2S and mercury faster, more simply and more efficiently. VE sample systems are simple, optimized systems to deliver representative samples to any analyzer with no dead volume, threaded connections or components in the sample pathway.

The VE Technology provides for:

•	Patented helical strakes to eliminate vortex shedding and the need for wake calculations;
•	Option of fixed or retractable sampling probe;
•	Allows for sampling to be taken from the central 1/3 of the pipeline in practically any application;
•	Patented aerodynamic sampling probe tip ensures particulate is actively rejected to minimize filtration and avoid contamination of samples allowing for small bore to optimize sample transit time;
•	Reduced internal volume with all surfaces electropolished (and coated when required) for optimum response;
•	VE Conditioning Unit preheats the gas to avoid retrograde condensation due to the Joule Thomson effect;
•	Removes all components and other flow disturbing elements from the sample pathway;
•	Provides precise flow and pressure control and monitoring with full ASME/PED approved relief valve; and
•	Easy validation and backflush built into the sample probe system.

The VE Technology allows for very quick and simple customization to suit applications including: Natural gas sampling;

•	Trace element sampling;
•	Moisture (H20) sampling;
•	Mercury (Hg) sampling;
•	Hydrogen sulfide (H2S) sampling;
•	Oil sampling;

•	Chemical sampling;
•	Continuous automated and manual sample systems;
•	LNG sample systems;
•	Bespoke sample conditioning units;
•	Tailored solutions for drier beds, MRUs, fiscal metering, super critical phase process and many more.

GasPTi - combined GasPT and VE Technology Solution

The GasPTi, combines the two patented technologies of GasPT and VE Technology which provides a completely re-engineered approach to Natural gas sampling and analysis. Through the combination of the fast and accurate measurement of the physical properties of Natural Gas utilizing the GasPT technology with the equally unique VE Technology that can provide a gas sample from a high-pressure transmission line in less than two seconds, Orbital has created the GasPTi metering system.

The GasPTi metering system can accurately provide nearly real-time data to the natural gas operator in a total cycle-time of less than five seconds. It provides this analysis at a fraction of the installation cost of current technology with none of the associated maintenance, carrier gas, calibration gas, or other ancillary costs associated with traditional technology.

The GasPTi is a complete, compact, low cost, integrated solution that can be flange mounted directly to the pipeline or onto a nearby wall or post to provide continuous measurement, requiring no carrier or calibration gases or maintenance. By design, GasPTi removes the need for expensive conditioning equipment, filters, pressure and flow control systems, long heated sample lines and a large cabinet/cubicle with HVAC with few hazardous areas limitations (certified for Zone 1 applications) and no specially trained personnel required for installation or technical support required onsite. The GasPT technology measures and analyzes the VE gathered samples, calculating thermal conductivity, speed of sound and CO2 in the natural gas, providing end users the Calorific Value need to control their systems. Typical appliatons for GasPTi include:

•	Analysis of Natural Gas in power plants for quality control and turbine optimization;
•	Analysis of Natural Gas for control, blending and custody transfer across gas transmission and distribution networks;
•	Pipeline monitoring;
•	Analysis of Natural Gas for large volume users to optimize process or combustion (glass manufacture, heat treatement, brickworks (kilns), fiber glass manufacturing);
•	Offshore platform production monitoring;
•	Gas quality measurement at storage facilities;
•	Analysis of Natural Gas for quality control, development and product performance (turbine manufacturers, gas appliance manufacturers);
•	Analysis fo Bio-Natural Gas in pre-processing plants;
•	Existing gas chromatograph systems for performance checking and validation;
•	Analysis of Natural Gas in liquefaction and regasification plants (LNG regasification and storage);
•	Marine safety applications for bulk LNG transportation and LNG driven marine engines;
•	Determination of calorific value on compressors or gas transfer stations;
•	Gas blending and ballasting; and
•	Analysis of calorific value in Natural Gas preparation plants.

BioMethane

From its inception Orbital has been involved in the control of BioMethane, or Renewable Natural Gas to grid. In fact our background in environmental and renewables analysis goes back more than 30 years to protecting basic landfill gas generators.

BioMethane gas (produced wherever organic material is decaying) can be, and is a significant source of environmentally-friendly, carbon neutral energy throughout the world. The specific advantages of BioMethane as a source of energy is that it uses already-existing pipeline infrastructure to quickly and efficiently deliver energy to the end-user, who, in most cases, is already connected to the grid.

Orbital’s recognized expertise in energy measurement, process control and odorization offered a complete package that led to designing, building and instigating the very first UK BioMethane-To-Grid system.

Today, Orbital’s BioMethane systems range from basic monitoring through complete “flange-to-flange” solutions that include:

•	Energy measurement;
•	Gas quality measurements;
•	Fiscal metering system;
•	Pressure control including slam-shut valve;
•	Interface control rack / flow computation rack;
•	Gas odorization system;
•	BioMethane recirculation facility;
•	Reject gas pressure control; and
•	Liquid propane injection system

Anticipated Growth Strategy

Our strategy includes:

•	We will continue to market our GasPT inferential natural gas monitoring device, VE technology products, and other product and integrated solutions.
•

Acquire and/or develop greenfield companies focused on energy infrastructure services to include oil and gas, renewable energy including gas and solar, telecommunications services, and electric utility transmission, delivery and substation related services.

•

For GasPT, our strategy has been to identify the large gas utility companies who would most likely provide opportunities for batch sales rather than single unit sales. This approach has focused most significantly on the United Kingdom, Europe and North America. The Company will continue its efforts in those areas.

•

Orbital will continue to work with its distribution partner SAMSON AG for the GasPT. Through a distribution agreement, SAMSON AG may introduce the technology in various territories wherein Orbital has no access, including, but not limited to China, Russia, various CIS countries, and throughout Asia.

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

•	Orbital will continue to market its BioMethane solution globally as the demand for clean renewable energy continues to increase.
•	The Company will expand its service capabilities for gas and LNG facilities in North America.
•	The Company will continue to seek new opportunities to design, manufacture, and produce innovative solutions to increase customer reach, product innovation, and growth.

ISO 9001:2015 Certification

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America Inc. are certified to the ISO 9001:2015 Quality Management Systems standards and guidelines. These entities are registered as conforming to the requirements of standard: ISO 9001:2015. Orbital’s Quality Management Systems are designed to safeguard product quality, health and safety and the environment through the design, manufacture, supply and commissioning (and consulting on); sampling and analysis equipment, and system and process instrumentation.ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

Orbital-UK's Environmental Management System has also been verified by an independent third party (NQA) as complying with the requirements of BS EN ISO 14001:2008. This assists Orbital in meeting applicable environmental legislation and to control the environmental aspects of our activities as a company.

The certification of compliance with ISO 9001:2015 recognizes that our policies, practices and procedures ensure consistent quality in the design services, technology and products we provide to our customers.

Acquisition Strategy

We are constantly alert to potential acquisition targets with a specific focus on energy infrastructure services. As part of our acquisition strategy,  we are focused on acquiring targets with positive EBITDA and margins that are better than the industry average, with revenue visibility, good outlook for growth, having leaders with demonstrated excellence in operations management and who have their growth presently constrained by their balance sheet. We will consider each potential acquisition as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue, earnings and/or market share.

Research and Development Activities

Research and development costs for CUI Global's continuing operations were approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Research and development costs are related to the various technologies for which CUI Global has acquired licensing rights or is developing internally. The expenditures for research and development have been directed primarily towards the further development of the GasPT and VE technologies. The Company expects that research and development expenses will continue during 2020 as the Company continues to expand its product and solutions offerings utilizing these technologies.

Employees

As of December 31, 2019, CUI Global, Inc., together with its consolidated subsidiaries, had 257 employees including 112 employees at its discontinued operations in Canada and Japan. As of December 31, 2019, 73 of its employees in Canada are represented by a labor union. This is a decrease in total employees from the 357 total employees reported as of December 31, 2018 and the same number of unionized employees as at December 31, 2018. Most of the decrease in employees relates to the sale of the Company's domestic Power and Electromechanical business in 2019. The Company considers its relations with its employees to be good. The Company may add additional staff as needed to handle all phases of its business.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks: CUI Global, GasPT, IRIS, and Orbital Gas Systems.

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

Competitive Business Conditions

The natural gas inferential metering device, the GasPT along with our VE Technology, competes in a mature industry with established competitors. There are significant investments being made globally into the natural gas extraction and transportation infrastructure. Our natural gas quality measurement system is a comparably low-cost solution to measuring natural gas quality as compared to our best competition. It can be connected to a natural gas system to provide a fast, accurate, close to real-time measurement of the physical properties, such as thermal conductivity, speed of sound and carbon dioxide content. From these measurements it infers an effective gas mixture comprising five components: methane, ethane, propane, nitrogen and measured carbon dioxide and then uses ISO6976 to calculate the gas quality characteristics of calorific value (CV), Wobbe index (WI), relative density (RD) and compression factor (Z). This technology has been certified for use in fiscal monitoring by Ofgem in the United Kingdom and ARERA in Italy. There is no equivalent product competition. There are instruments like gas chromatographs that are technically competition, but they are slower and more complicated to use and as much as five times the installed price of the GasPT system. Our integrated solutions and services focused on the natural gas and LNG industries face significant competition from local as well as multinational competitors.

Philanthropic Philosophy

One of CUI’s values is generosity, which includes philanthropic giving. We give in our local community and we want to also give in the communities in which we do business. Giving is comprised of both employee service time as well as financial contributions to the communities we serve.

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

Risks Related to Our Business and Products

Historically, we have generated annual losses from operations, and we may need additional funding in the future.

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2019, we had a net loss of $1.1 million and our accumulated deficit as of December 31, 2019 was $122.2 million. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2019, we had a net loss of $1.1 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

Some of our business expansion activities may not be successful and may divert our resources from our existing business activities.

Our historical business was a commoditized power and electromechanical parts distribution business, which we have moved to held-for-sale and discontinued operations during 2019. CUI Global has focused our business on the acquisition and development of energy infrastructure services. We may not be successful in acquiring energy infrastructure services companies that are commercially viable. We may fail to successfully develop or commercialize such products, solutions and services that we acquire. Research, development and commercialization of such acquired products, solutions and services may disproportionately divert our resources from our other business activities.

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

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;
•	longer payment cycles in some countries;
•	uncertainty regarding liability for services and content;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations and our ability to manage these fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
•	potentially adverse tax consequences;
•	higher costs associated with doing business internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general;
•	natural disasters, public health issues including impacts from global or national health epidemics and concerns such as the recent coronavirus, and other catastrophic events;
•	reduced or varied protection for intellectual property rights in some countries; and
•	different employee/employer relationships and the existence of workers’ councils and labor unions.

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

The Company’s major product lines in 2019, 2018 and 2017 were natural gas infrastructure and high-tech solutions.

During 2019, over 31% of revenues were derived from two customers, S&B Engineers with 21% and Costain Oil, Gas & Process Ltd with 10%. During 2018, over 27% of revenues were derived from two customers, National Grid with 15% and S&B Engineers with 12%. During 2017, 55% of revenues were derived from three customers, National Grid with 26%, Scotia Gas Networks with 18%, and S&B Engineers with 11%.

At December 31, 2019, of the gross trade accounts receivable totaling approximately $5.3 million, there were three individual customers that made up approximately 50% of the Company's total trade accounts receivable: Energy Transfer at 24%, Costain Oil, Gas and Process Ltd at 14% and S&B Engineers at 12%. At December 31, 2018, of the gross trade accounts receivable totaling approximately $5.1 million, approximately 38% was due from two customers: Costain Oil, Gas & Process Ltd at 24% and National Grid at 14%.

During 2019, 2018, and 2017, the Company did not have any supplier concentrations that provided over 10% of our inventory purchases.

The United Kingdom operations of Orbital result in foreign revenue and accounts receivable concentrations in the United Kingdom for the year ended and at December 31, 2019 of 57% and 49%, respectively, for the year ended and at December 31, 2018 of 74% and 80%, respectively and for the year ended and at December 31, 2017, of 77% and 79%, respectively.

There is no assurance that we will continue to maintain all of our existing key customers in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial. For additional information on our concentrations, see Note 15 – Concentrations.

The novel coronavirus outbreak, or other similar pandemic, epidemic or outbreak of infectious disease, could adversely impact our business, financial condition and results of operations and acquisitions.

In January 2020, the World Health Organization declared the novel coronavirus outbreak originating in Wuhan, China to be a public health emergency, prompting precautionary government-imposed travel restrictions and temporary closures of business operations, and in March 2020, the outbreak was declared to be a pandemic. Certain of our suppliers and the manufacturers of certain of our products may be adversely impacted by the novel coronavirus outbreak. As a result, we may face delays or difficulty sourcing products and services, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products and services, they may cost more, which could adversely impact our results of operations and financial condition. If we temporarily close our locations for periods of time or if our partners temporarily close, demand for our products and services may be reduced, and our revenues, results of operations and financial condition could be materially adversely affected.

At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections have become more widespread, which may worsen the supply shortage or force us to restrict our operations. In addition, due to the further spread of the outbreak where we have corporate offices, we have implemented various measures including remote working solutions, reduced hours, adjusted shifts, and placed various restrictions on access to our offices, which could negatively impact productivity, particularly if we restrict access to our offices for a longer period of time. Any of these occurrences may have a negative impact on our business, financial condition or results of operations.

A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We are a relatively small energy infrastructure services business and face formidable competition.

We are a relatively small company with limited capitalization in comparison to many of our international competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our business from other companies, many of whom have greater name recognition, more resources and broader product offerings than ours.

We also expect competition to intensify in the future. For example, the market for our inferential natural gas monitoring device, the GasPT, is emerging and is characterized by rapid technological change, evolving industry standards, increasing data requirements, frequent new product introductions and shortening product life cycles. Our future success in keeping pace with technological developments and achieving product acceptance depends upon our ability to enhance our current products and to continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations, could have a material adverse effect on our operating results and growth prospects. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products and solutions with evolving industry standards and protocols in a competitive environment.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We expect to continue to pursue acquisitions which require integration into our own business model. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions focused on energy infrastructure services. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technologies may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally. For example, a majority of Orbital-UK’s revenues for each of its last two fiscal years has come from a small number of customers. If we fail to continue to do business with Orbital-UK’s primary customers at substantially similar or greater levels than recent historical levels, our financial condition, results of operations and growth prospects would be significantly harmed.

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

As of December 31, 2019, CUI Global, Inc., together with its consolidated subsidiaries, had 145 full-time employees excluding 112 employees at our discontinued operations, primarily in Canada. We expect to experience growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products, solutions and services. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products, solutions and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include, among other things:

•	varying demand for our products, solutions and services due to the financial and operating condition of our customers, and general economic conditions;
•	inability of our suppliers and subcontractors to meet our demand;
•	success and timing of new product, solutions and services introductions by us and the performance of those generally;
•	announcements by us or our competitors regarding products, solutions, services, promotions or other transactions;
•	costs related to responding to government inquiries related to regulatory compliance;
•	our ability to control and reduce product, solutions and services costs;
•	changes in the manner in which we sell products, solutions and services;
•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our customers; and
•	the impact of write downs of excess and obsolete inventory.

Our operating expenses will increase as we make further expenditures to enhance and expand our operations in order to support additional growth in our business and national stock market reporting and compliance obligations.

In the future, we expect our operations and marketing investments to increase to support our anticipated growth and as a result of our listing on the NASDAQ Stock Market. We have made significant investments in using professional services and expanding our operations outside the United States. We may make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to increase our direct sales force, add distributors and sales representatives to market and sell our products, solutions and services. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect such increased investments could adversely affect operating income in the short term while providing long-term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of customers.

We believe that we have not yet established sufficient market awareness in our various markets. Market awareness of our capabilities and products, solutions and services is essential to our continued growth and our success in all of our markets. We expect the brand identity that we have developed through GasPT and Orbital Gas Systems to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, solutions and services, which we may not do successfully.

New entrants in our markets may harm our competitive position.

New entrants seeking to gain market share by introducing new technology, products, solutions and services may make it more difficult for us to sell our products, solutions and services and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Adverse conditions in the global economy and disruption of financial markets may significantly restrict our ability to generate revenues or obtain debt or equity financing.

The global economy continues to experience volatility and uncertainty and governments in many countries continue to evaluate and implement spending cuts designed to reduce budget deficits. These conditions and deficit reduction measures could reduce demand for our products and services, including through reduced government infrastructure projects, which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which in turn, could make it more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products, solutions and services in a timely manner, or to maintain operations and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ and subcontractors’ ability to supply sufficient resources in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.

One of our subsidiaries and certain suppliers is located in an area subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.

We have sales, development and manufacturing resources in Houston, Texas. The risk of hurricanes and other natural disasters in this geographic area is significant due to the proximity of this subsidiary to the coast and its propensity to flood. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our location in Texas or at third-party providers could cause interruptions in the products that we provide. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor(s) to another third-party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

Defects in our products and solutions could harm our reputation and business.

Our products and solutions are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may lead to product returns and require us to implement design changes or updates.

Any defects or errors in our products, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•	loss of existing or potential customers;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	delay in the development or release of new products or services;
•	negative publicity, which will harm our reputation;

•	warranty claims against us;
•	an increase in collection cycles for accounts receivable, which could result in an increase in our provision for doubtful accounts and the risk of costly litigation; and
•	harm to our results of operations.

We and our contract manufacturers purchase some components, subassemblies and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We rely on third-party components and technology to build and operate our products and solutions and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products and solutions are possible and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

We depend on key personnel and will need to recruit new personnel as our business grows.

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of CUI Global and our subsidiary companies, as well as the development of our technologies, products, solutions and service offerings, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products, solutions and services we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

The General Data Protection Regulation ("GDPR") became effective in the European Union in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. The California Consumer Privacy Act (“CCPA”) becomes effective in 2020. CCPA creates new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

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

The United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, could have an adverse effect on our business and financial results.

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the European Union (“EU”), entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. The impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the U.K., the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by the uncertainty concerning new or modified trading arrangements between the U.K. and other countries. Any of these developments could negatively affect economic growth or business activity in the U.K., the European Union and elsewhere, and could materially and adversely affect our business and results of operations. We continue to closely monitor the negotiations and the impact to foreign currency markets, however we cannot predict the direction of Brexit-related developments or the impact of those developments on our UK operations and the economies of the markets in which we operate.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license a significant amount of our underlying intellectual property from third parties, i.e., GasPT technology and VE Technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position, results of operations, and cash flows.

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

Certain industries where we compete are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us or the parties from whom we license our technological rights in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

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

If our contract manufacturers and subcontractors do not respect our intellectual property and trade secrets, our business, operating results and financial condition could be materially adversely affected.

Although we attempt to enter into agreements with our manufacturers and subcontractors to preclude them from using our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights. Although we take steps to stop counterfeits, we may not be successful and customers who purchase these counterfeit goods may have a bad experience and our brand may be harmed. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our products at competitive prices and to be the sole provider of our products may be adversely affected and our business, operating results and financial condition could be materially and adversely affected.

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

The market price for the Company’s common stock is volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

•	actual or anticipated variations in our quarterly operating results;
•	announcements of technological innovations or new products, solutions or services by the Company or our competitors;
•	conditions or trends relating to our gas technologies;
•	changes in the economic performance and/or market valuations of gas metering, monitoring and sampling related companies;
•	changes in the economic performance and/or market valuations of other inferential natural gas monitoring device-related companies;
•	additions or departures of key personnel;
•	fluctuations of the stock market as a whole;
•	announcements about our earnings that are not in line with expectations;
•	announcements by our competitors of their earnings that are not in line with expectations;
•	the volume of shares of common stock available for public sale;
•	sales of stock by us or by our shareholders;
•	short sales, hedging and other derivative transactions on shares of our common stock;
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing policies;
•	our ability to expand our business;
•	the effectiveness of our personnel;
•	new product and service introductions;
•	technical difficulties or interruptions in our services;
•	the timing of additional investments in our products and solutions;
•	regulatory compliance costs;
•	costs associated with future acquisitions of technologies and businesses; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the stock market in general and the market for energy infrastructure services companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Additionally, because the trading volume of our stock is not large, there can be a disparity between the bid and the asked price that may not be indicative of the stock’s true value.

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

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

If for 30 consecutive trading days, the bid price of our common stock closes below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), Nasdaq will send us a Notice. The Notice would not have an immediate effect on the listing of our common stock, and our common stock would continue to trade on the Nasdaq Capital Market under the symbol “CUI.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock would be at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and our common stock would continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing. If we did not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock would be subject to delisting. If this were to happen, we would monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

If our common stock is delisted, our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock is delisted from Nasdaq and it trades on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from Nasdaq and it trades on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

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

Our charter documents may inhibit a takeover that shareholders consider favorable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

During December 2018, our wholly owned subsidiary, CUI Properties, LLC signed closing documents on the sale and leaseback of our Tualatin, Oregon corporate office real estate located at 20050 SW 112th Avenue in the Tualatin Franklin Business Park for a ten-year lease.

In November 2017, the Company's Houston operations, rented office and warehouse space in Houston, Texas, of approximately 40,000 square feet for which the lease runs until 2022.

In March 2015, as part of the Tectrol (CUI-Canada) acquisition in the the discontinued Power and Electromechanical segment, the Company leased a 73,700 square foot manufacturing facility in Toronto, Canada that runs until November 2020.

In September 2015, Orbital, completed the construction of a new 46,000 square foot state-of-the-art manufacturing/administration/research and development facility on its existing site in the UK to supplement existing office space.

Additionally, CUI Japan, in the discontinued Power and Electromechanical segment, has leased space in Tokyo, Japan, which is used as a sales office and is leased through March 2021.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s Common Stock is traded on The NASDAQ Stock Market under the trading symbol ‘‘CUI.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2019, the Company’s issued and outstanding shares consisted of 28,383,373 shares of common stock of which 28,246,147 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2019, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

	High	Low
2019
First Quarter	$1.79	$1.18
Second Quarter	1.31	0.82
Third Quarter	0.91	0.53
Fourth Quarter	1.19	0.68
2018
First Quarter	$3.25	$2.50
Second Quarter	3.16	2.56
Third Quarter	3.00	2.15
Fourth Quarter	2.25	1.17

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

	Period Ending
Index	12/31/2014 *	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
CUI Global, Inc.	$100.00	$94.50	$93.02	$36.91	$16.51	$14.77
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

* Assumed $100 invested on 12/31/2014 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Source: S&P Global Market Intelligence

©2020

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 849,635 shares of common stock the Company is required to reserve for potential future issuances.

•

849,635 common shares reserved for outstanding options issued under our Equity Compensation Plans.

As of December 31, 2019, there were reserved for issuance an aggregate of 849,635 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

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

 2019 Sales of Unregistered Securities

 Common Stock Issued During 2019

(Dollars in thousands)
Dates of issuance	Type of issuance	Expense/ Prepaid	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance
January, April, July and October 2019	Vested restricted common stock	Expense	Four board members	Director compensation	164,713	$162

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17

Total 2019 issuances					183,550	$179	(1)

(1) Total excludes $36 thousand of 2019 stock compensation and $3 thousand of 2018 stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2019.

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

 Shares Eligible for Future Sale

As of December 31, 2019, we had outstanding 28,383,373 shares of Common Stock. Of these shares, 28,246,147 shares are freely tradable without restriction or limitation under the Securities Act.

The 137,226 shares of Common Stock held by existing shareholders as of December 31, 2019 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

Issuer Purchases of Equity Securities

On December 3, 2019, the Board of Directors of the Company authorized and approved a two-year share repurchase program for up to $5 million of the then outstanding shares of the Company's common stock. The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2019 through December 31, 2019	353,063	$1.17	353,063	$4,586,678
Total	353,063	$1.17	353,063	$4,586,678

Item 6. Selected Financial Data

The following tables contain selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2019 and 2018 and the selected consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 have been derived from our consolidated financial statements and related notes that we have included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 and the selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 have been derived from consolidated financial statements that are not presented in this Form 10-K. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data.

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

(In thousands, except share and per share amounts)	For the Years Ended December 31,
	2019	2018 (d)	2017	2016	2015

Selected Statements of Operations Data (a):
Total revenues	$23,492	$20,342	$18,843	$28,058	$28,203
Cost of revenues	17,680	17,783	12,913	16,141	17,661
Gross profit	5,812	2,559	5,930	11,917	10,542
Selling, general and administrative expense	20,063	18,629	17,506	17,483	16,845
Depreciation and amortization	1,544	1,549	1,366	1,422	1,964
Research and development	139	155	222	143	141

Provision for (credit to) bad debt	131	13	(16)	44	125

Impairment of goodwill (b)	—	4,347	3,152	—	—
Other operating expenses	(20)	—	5	(1)	34
Loss from operations	(16,045)	(22,134)	(16,305)	(7,174)	(8,567)
Other income (expense)	567	(316)	310	(385)	20
Interest expense	(61)	(216)	(201)	(202)	(178)
Loss before income taxes and equity in net earnings of affiliate	(15,539)	(22,666)	(16,196)	(7,761)	(8,725)
Net (loss) income of affiliate	(1,043)	—	—	—	53
Income tax (benefit) (c)	(2,956)	(1,342)	(2,251)	(49)	(1,270)

Loss from continuing operations, net of income taxes	(13,626)	(21,324)	(13,945)	(7,712)	(7,402)
Income from discontinued operations, net of income taxes	12,497	3,999	1,356	446	1,415
Net loss	$(1,129)	$(17,325)	$(12,589)	$(7,266)	$(5,987)
Loss from continuing operations per common share - basic and diluted	$(0.48)	$(0.75)	$(0.62)	$(0.37)	$(0.36)
Earnings from discontinued operations per common share - basic and diluted	0.44	0.14	0.06	0.02	0.07

Loss per common share - basic and diluted	$(0.04)	$(0.61)	$(0.56)	$(0.35)	$(0.29)
Basic and diluted weighted average number of shares outstanding	28,654,500	28,517,339	22,397,865	20,897,812	20,792,494

(In thousands, except share data)	As of December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Cash and cash equivalents	$23,351	$3,979	$12,646	$4,617	$7,267
Total current assets	41,694	35,481	41,276	32,103	38,157
Total assets	64,158	70,167	87,909	79,843	90,848
Total current liabilities	15,995	18,586	18,914	17,738	17,055
Total liabilities	21,041	28,629	30,423	31,208	31,332
Total stockholders' equity	43,117	41,538	57,486	48,635	59,516
Common shares outstanding	28,383,373	28,552,886	28,406,856	20,916,848	20,806,219

(a)

Statements of operations selected data for 2018, 2017, 2016 and 2015 has been reclassified to present continuing operations separately from operations classified as discontinued operations and consistent with the 2019 presentation.

(b)

During the year ended December 31, 2018, management determined that an impairment of $4.3 million was necessary related to goodwill at Orbital-UK. During the year ended December 31, 2017, management determined that an impairment of $3.2 million was necessary related to goodwill at Orbital-UK.

(c)	There was an $887 thousand tax benefit generated from the effect of the USA Tax Cut and Jobs Act ("Tax Act") passed in December 2017.
(d)	ASC 606, Revenue from Contracts with Customers, was applied on a modified retrospective basis as of January 1, 2018 thus years prior to 2018 are not restated.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2019 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2019 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Overview

CUI Global, Inc. is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (832) 467-1420. CUI Global is a platform company dedicated to maximizing shareholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, CUI Global has built a diversified portfolio of industry leading technologies that touch many markets.

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

In the fourth quarter of 2019, the Company determined that certain acquisition intangibles related to CUI-Canada, which were classified as held for sale in 2019 did not have adequate forecasted revenue to justify the current valuation and were written off. This was primarily driven by the Company's decision to close the facility by the end of 2020. The impairment of $92 thousand is reported in discontinued operations.

In the fourth quarter of 2018, the Company determined that certain long-term prepaid assets classified on the balance sheet as deposits and other assets, which were reliant on future revenue in order to be amortized to expense, did not have adequate forecasted revenue to justify the current valuation. This was primarily driven by the lack of substantial sales over the previous two years and uncertainty regarding the level of future sales. For that reason, the Company recorded a $1.5 million impairment to deposits and other assets included in cost of revenues and reclassified $0.1 million to prepaid assets. The amount reclassified to prepaid assets related to prepaid royalties associated with expected 2019 revenue.

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

2019 Goodwill Impairments

In the fourth quarter of 2019, the Company determined that it was more likely than not that the fair value of its goodwill at CUI-Canada and CUI Japan was less than the carrying amounts. The Company hired a third-party valuation expert to perform a valuation and it was determined that the remaining goodwill held by CUI-Canada and CUI Japan should be written down to zero. With those write downs, the Company does not have any remaining goodwill.

2018 Goodwill Impairments

During our review of Goodwill as of May 31, 2018, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount.

The significant changes for the Orbital-UK reporting unit subsequent to the most recent impairment test performed as of December 31, 2017 included a decline in the 2018 actual revenue, operating income and cash flows compared to prior forecasts for the same period and a negative change in the 2018 forecasted revenue, operating income and cash flows for the remainder of the year due in part to the longer than expected halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

The Company performed a quantitative test for the Orbital-UK reporting unit, which resulted in a goodwill impairment charge of $1.3 million during the second quarter of 2018.

December 2018 Interim Test. During the fourth quarter of 2018, the Company determined that there were additional indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2018 were driven by a slower recovery than what was originally forecasted. Actual GasPT revenue continued to lag behind forecasted revenue as acceptance of the technology continued to be slower than anticipated and continued delays associated with existing customer contracts that had not yet resumed even though previously communicated issues had been resolved. This slower than expected recovery, led to lower 2018 revenue, operating income and cash flows than originally forecasted.

As a result of its analysis, the Company performed another quantitative test of goodwill. The quantitative test for the Orbital-UK reporting unit resulted in a further goodwill impairment charge of $3.1 million during the fourth quarter of 2018, which was a write-off of the remaining Energy segment goodwill. In addition, the reporting units in the discontinued Power and Electromechanical segment were tested for impairment due to the overall decrease in market capitalization experienced in 2018, with no impairment identified.

December 2017 Interim Test. During the fourth quarter of 2017, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2017 included a decline in the 2017 actual revenue, operating income and cash flows compared to previously forecasted results and a decline in the 2018 forecasted revenue, operating income and cash flows due in part to the longer than expected halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

The Company performed a quantitative analysis and concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $3.2 million during the fourth quarter of 2017.

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

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the vesting period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes option pricing model. The underlying assumptions used in the Black-Scholes option pricing model by the Company are taken from publicly available sources including: (1) volatility and grant date stock price, which are sourced from historic stock price information; (2) the appropriate discount rates are sourced from the United States Federal Reserve; and (3) other inputs are determined based on previous experience and related estimates. With regards to expected volatility for determining the fair value of our stock options, the Company utilizes an appropriate period for historical share prices for CUI Global, Inc. that best reflects the expected weighted average lifespan of the options.

Valuation of Non-Cash Capital Stock Issuances

The Company values its stock transactions based upon the fair value of the equity instruments. Various methods can be used to determine the fair value of an equity instrument. The Company may use the fair value of the consideration received, the quoted market price of the stock or a contemporaneous cash sale of the common or preferred stock. Each of these methods may produce a different result. Management uses the method it determines most appropriately reflects the stock transaction. If a different method was used it could impact the expense and equity stock accounts. In 2019, 2018, and 2017, the Company used the quoted market price of the Company's common stock to estimate the fair value of stock transactions.

Revenue Recognition

On January 1, 2018, we adopted the accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the condensed consolidated balance sheets. We expect the ongoing impact of the adoption of the standard to primarily affect the timing of revenue recognition. The most significant impact was on the discontinued operations of the Power and Electromechanical segment revenue with certain distribution customers that were previously recorded as “sell through." Under the revenue accounting guidance, we record the revenue upon sale to the distributor with an appropriate amount reserved for estimated returns and allowances as the Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. For the majority of contracts, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the discontinued Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax.

The Company generates its revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries, among others.

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

For our construction contracts, revenue is generally recognized over time. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

The timing of revenue recognition for Energy products also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer, generally when shipped.

For our services contracts, revenue is generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.

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

Product-type contracts (for example, sale of GasPT units) for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from extended warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract, although our standard terms include a requirement of payment within 30 days. Accounts receivable are recognized net of an allowance for doubtful accounts.

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

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2019, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied Over Time

To determine the proper revenue recognition method for contracts, we evaluate whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 29% and 22% of revenues for the years ended December 31, 2019 and 2018. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of control transfer is determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap return allowances. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

Significant Judgments

Our contracts with certain customers may be subject to contract cancellation clauses. Contracts with other cancellation provisions may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations and whether a contract should be accounted for over time or on a completed contract basis. Revenue is recognized for certain integration systems over time using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their stand-alone selling price are accounted for as a separate contract. For contract modifications where goods and services are not determined to be distinct and sold at their stand-alone selling price, the original contract is updated and the required adjustments to revenue and contract assets, liabilities, and other accounts will be made accordingly.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. For, example, we consider many of our contracts that coordinate multiple products into an integrated system to be a single performance obligation, while the same products would be considered separate performance obligations if not so integrated.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, our contracts do not include a significant financing component.

Liquidity and Capital Resources

General

As of December 31, 2019, CUI Global held Cash and cash equivalents of $23.4 million. Operations, other intangible assets, and equipment have been funded through cash on hand and short-term credit facilities during the year ended December 31, 2019.

Cash used in Operations

There was a use of cash from operations of approximately $11.5 million during the year ended December 31, 2019. This was a decrease from the use of cash from operations of approximately $12.3 million and an increase from approximately $9.4 million for the years ended December 31, 2018 and 2017, respectively. Overall, the change in cash used in operations is primarily the result of the loss from continuing operations, net of income taxes in 2019 before non-cash expenses affected by changes in assets and liabilities.

Cash used in operations of $11.5 million in 2019 was a $0.8 million decrease in cash used compared to the amount used in operations in 2018. The year ended December 31, 2019 benefited from improved results in the Energy segment, which used $8.3 million of cash in 2019, a decrease from the $11.1 million used in 2018. The Company's discontinued operations included the Company's domestic power and electromechanical businesses, which were divested in 2019, resulting in lower cash generated in 2019 compared to 2018, with $2.7 million generated in 2019 compared to $4.5 million in 2018. Cash used in the other category increased to $5.9 million in 2019 compared to $5.7 million in 2018. This increased use of cash by the other category was due primarily to increased merger, and acquisition activity in 2019 compared to 2018 culminating in the divestiture of the domestic power and electromechanical business in two separate transactions.

During 2019, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable and accrued liabilities. The change in trade accounts receivable accounted for $1.5 million source of cash in operating activities and was due to lower overall fourth quarter revenues in the Energy segment compared to the revenues in the fourth quarter of 2018. Increased cash source of $2.2 million from change in accrued liabilities was due to a non-cash severance accrual recorded at CUI-Canada in preparation for closing that facility in late 2020. Refund liabilities were a $1.3 million use of cash as customers looked to utilize their refunds prior to the divesture of the power and electromechanical business. A $14.1 million gain on the sale of the company's domestic power and electromechanical businesses and a $2.6 million deferred tax gain were non-cash income statement items that did not affect cash from operations.

We believe cash used in operating activities will improve in 2020, primarily due to the expected continued improvement in revenue from other integration related systems including biomethane to grid solutions and new product and service opportunities currently being pursued. We believe the cash usage rate in the other category will be flat to slightly higher due to continued merger and acquisition activity expected in 2020.

For the 2018 year, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable and inventories. The change in trade accounts receivable accounted for $3.8 million of cash used in operating activities and was due to higher fourth quarter revenues in the Energy segment and discontinued operations compared to the revenues in the fourth quarter of 2017. Increased cash usage of $2.2 million from change in inventories were due to a build-up of inventories in our discontinued power and electromechanical business due to longer lead times for these products and timing related to customer order and delivery schedules, partially offset by positive changes to inventories in the Energy segment. Also contributing to the increased cash usage was a decrease in contract liabilities of $2.3 million. The increased cash usage was partially offset by a combined $3.4 million of cash provided by changes in accounts payable, accrued expenses and refund liabilities.

The cash from operations in 2017 was negatively affected by a larger net loss attributable to the Energy segment compared to 2016 and the timing of accounts receivable collections and accounts payable payments in both the Energy segment and discontinued operations.

During 2017, in addition to the change in trade accounts receivable and accounts payable, significant factors that impacted the cash used in operations included cash used for inventory purchases of approximately $0.4 million associated with timing of customer orders and ongoing projects, $0.5 million related to the change in deposits and other assets due to the increase in long-term prepaid royalties at Orbital-UK, $0.5 million use of cash related to changes in accrued expenses primarily due to a change in accrued compensation in the Energy segment and a $0.4 million use of cash from changes in prepaid assets that affected the Energy segment, discontinued operations and the other category. Changes in the combined contract assets and contract liabilities were a combined approximate $2.8 million source of cash in the period related to billings on projects in the Energy segment and increases in deferred revenue from distributor activity within discontinued operations.

On a segment basis, in 2017, the discontinued Power and Electromechanical businesses contributed cash from operations of approximately $3.9 million while the Energy segment used cash of approximately $8.4 million and the Other category used cash of approximately $4.9 million. The Energy segment was hampered by the continued costs of building brand awareness in North America and a regulatory issue in Italy unrelated to the technology that delayed the next phase of a significant GasPT project.

During 2019, 2018 and 2017, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2019, 2018 and 2017, the Company recorded a total of $0.2 million, $0.2 million and $0.4 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The decreases in 2019 compared to 2018 and in 2018 compared to 2017 were due to lower stock-based bonuses, and lower stock-based services. There were no stock option vesting expense in 2019, 2018, or 2017.

Proceeds from Sale of Businesses, Proceeds from Sale of Building, Capital Expenditures and Investments

In 2019, the Company sold its domestic power and electromechanical businesses in two separate transactions for total proceeds of $35.4 million.

In December 2018, the Company completed the sale and leaseback of its Tualatin headquarters. The sale for $8.1 million generated net cash proceeds of $4.2 million after transaction related expenses and after paying off the mortgage on the building and related interest rate swap derivative.

During the years ended 2019, 2018 and 2017, CUI Global invested $0.3 million, $1.0 million and $0.9 million, respectively, in fixed assets. These investments typically include additions to equipment for engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2020 in support of its on-going business and continued development of product lines, technologies and services.

CUI Global invested $0.4 million, $0.5 million, and $0.6 million in other intangible assets during 2019, 2018 and 2017, respectively. These investments typically include product certifications, technology rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. Investments in 2019, 2018 and 2017 primarily related to product certifications in the discontinued Power and Electromechanical businesses and investments in software in the Energy segment. In the short-term, investments in other intangibles are expected to be down due to the divestiture of the domestic power and electromechanical businesses. The Company expects to continue to invest in software and technology throughout 2020.

During 2019, CUI Global made cash investments of $2.1 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, research and development expenditures and the convertible note receivable for a total investment of $5.9 million for a 21.4% equity investment in Virtual Power Systems ("VPS"). Through December 31, 2019, the noncash portion of the investment was $3.8 million. The Company's share ownership percentage was diluted to 20.58% as of December 31, 2019 due to additional share issuances by VPS.

During 2018, CUI Global made investments of $0.7 million in convertible notes receivable with Virtual Power Systems (“VPS”) to support the two companies’ continued collaboration and development of Software Defined Power technologies. The notes accrued interest at 2% per annum and the interest was compounded annually. These investments were converted to VPS stock in 2019.

Investments made by the Company are subject to an investment policy, which limits our risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be one year or less, and setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $500,000, whichever is greater, may be invested in one particular issue. Since the investment in VPS was considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

Financing Activities

During the years ended December 31, 2019, 2018, and 2017, the Company issued payments of $4 thousand, $3 thousand and $29 thousand, respectively, against capital leases of motor vehicles and equipment. The Company paid $3.4 million and $89 thousand against the mortgage note payable in 2018 and 2017, respectively, with the payoff coming in 2018 as part of the sale-leaseback of the Company's headquarters building. In addition, with the payoff of the mortgage on the Company's headquarters building, the Company also closed out its interest rate swap derivative with a payment of $0.2 million. Also in 2018 and 2017, the Company issued payments of $45 thousand, and $61 thousand, respectively, toward the contingent liability associated with the Tectrol acquisition.

At December 31, 2018, the Company had a 1.5 million British pound sterling overdraft facility (approximately $1.9 million at December 31, 2018) and a $5.0 million revolving line of credit (LOC).

During April 2019, CUI Global replaced the existing line of credit and overdraft facilities with a new two-year credit facility with Bank of America for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility also included a $3 million sub-limit for use by CUI-Global non-loan party subsidiaries as a reserve under the borrowing base. The credit facility provided for working capital and general corporate purposes. The credit facility provided up to $10,000,000 in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest was based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company discontinued this line of credit in 2019 upon the sale of the domestic power and electromechanical businesses. The additional credit was no longer needed due to the cash influx from the sale of the businesses, and the sold businesses were a primary source of collateral for the line of credit.

For the year ended December 31, 2019, 2018, and 2017, the Company recorded proceeds of $6.8 million, $19.5 million, and $9.8 million, respectively, from the Company's overdraft facility in the U.K., and $27.5 million, $20.0 million, and $22.3 million respectively, from the Company's line of credit. Those proceeds were paid back during that time and in 2019 both facilities were discontinued.

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

As the Company focuses on strategic acquisitions, technology development, product line additions, and increasing its energy infrastructure services market presence, it will fund these activities together with related sales and marketing efforts for its various product offerings with cash on hand, including proceeds from future issuances of equity through the S-3 registration statement, and available debt.

CUI Global may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Financing activities – related party activity

During 2019, 2018 and 2017, $0.2 million, $0.3 million, and $0.3 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The promissory note terms included a due date of May 15, 2020 and an interest rate of 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. In 2019, this note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

During the year ended December 31, 2019, the Company generated $35.4 million in cash through the sale of its domestic power and electromechanical businesses. In 2019, the Company's Energy segment continued to use cash while the Company's discontinued operations generated cash while owned by the Company. Along with an ongoing focus on research and development and growth initiatives, cash usage was greater than what it will be when the Energy businesses are fully mature. The net cash used in operating activities decreased to $11.5 million in 2019 from $12.3 million in 2018 with much of that due to the ongoing efforts to grow the current businesses.

The Company's line of credit and overdraft facility were paid off in 2019 and were made unnecessary by the cash generated from the sale of the Company's domestic power and electromechanical businesses.

At December 31, 2019, the Company had cash and cash equivalents balances of $23.4 million. At December 31, 2019 and 2018, the Company had $1.0 million and $0.3 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.3 million and $67 thousand, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2019 and 2018, the Company held $0.2 million and $0.3 million, respectively, in Japanese foreign bank accounts, $0.6 million and $0, respectively, in European foreign bank accounts and $0.2 million and $67 thousand, respectively, in Canadian bank accounts.

The following tables present our contractual obligations as of December 31, 2019:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Financing lease obligations:
Minimum lease payments	$4	$1	$—	$—	$5

Operating lease obligations:
Operating leases	1,173	2,137	1,235	2,688	7,233

Notes payable obligations:
Notes payable maturities	473	—	—	—	473
Total Obligations	$1,650	$2,138	$1,235	$2,688	$8,076

As of December 31, 2019, the Company had an accumulated deficit of $122.2 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital operations in Houston and the U.K. to continue to need cash support as the businesses increase their market positions and revenue.

Off-Balance Sheet Arrangements - Obligations under Certain Guarantee Contracts

The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. As of December 31, 2019, the Company is an indemnitor on a surety bond for an unconsolidated third party related to a $4.6 million project that is approximately 90% complete and expected to be completed in 2020. The Company does not expect any liability associated with this off-balance sheet arrangement.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding revenue and costs by segment:

(Dollars in thousands)	For the Year Ended December 31, 2019
	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
Total revenues	$23,492	100.0%	$—	—%	$23,492	100.0%
Cost of revenues	17,680	75.3%	—	—%	17,680	75.3%
Gross profit	5,812	24.7%	—	—%	5,812	24.7%
Operating expenses:
Selling, general and administrative expense	12,657	53.9%	7,406	—%	20,063	85.4%
Depreciation and amortization	1,520	6.5%	24	—%	1,544	6.6%
Research and development	139	0.6%	—	—%	139	0.6%
Provision for bad debt	131	0.5%	—	—%	131	0.5%
Other operating income	(20)	(0.1)%	—	—%	(20)	(0.1)%
Total operating expenses	14,427	61.4%	7,430	—%	21,857	93.0%
Loss from operations	$(8,615)	(36.7)%	$(7,430)	—%	$(16,045)	(68.3)%

(Dollars in thousands)	For the Year Ended December 31, 2018
	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
Total revenues	$20,342	100.0%	$—	—%	$20,342	100.0%
Cost of revenues	17,783	87.4%	—	—%	17,783	87.4%
Gross profit	2,559	12.6%	—	—%	2,559	12.6%
Operating expenses:
Selling, general and administrative expense	13,687	67.3%	4,942	—%	18,629	91.6%
Depreciation and amortization	1,525	7.5%	24	—%	1,549	7.6%
Research and development	155	0.7%	—	—%	155	0.7%
Provision (credit) for bad debt	13	0.1%	—	—%	13	0.1%
Impairment of goodwill and intangible assets	4,347	21.4%	—	—%	4,347	21.4%
Total operating expenses	19,727	97.0%	4,966	—%	24,693	121.4%
Loss from operations	$(17,168)	(84.4)%	$(4,966)	—%	$(22,134)	(108.8)%

(Dollars in thousands)	For the Year Ended December 31, 2017
	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
Total revenues	$18,843	100.0%	$—	—%	$18,843	100.0%
Cost of revenues	12,913	68.5%	—	—%	12,913	68.5%
Gross profit	5,930	31.5%	—	—%	5,930	31.5%
Operating expenses:
Selling, general and administrative expense	12,588	66.8%	4,918	—%	17,506	92.9%
Depreciation and amortization	1,345	7.2%	21	—%	1,366	7.3%
Research and development	222	1.2%	—	—%	222	1.2%
Provision for bad debt	(16)	(0.1)%	—	—%	(16)	(0.1)%
Impairment of goodwill and intangible assets	3,152	16.7%	—	—%	3,152	21.4%
Other operating expenses	5	—%	—	—%	5	16.7%
Total operating expenses	17,296	91.8%	4,939	—%	22,235	—%
Loss from operations	$(11,366)	(60.3)%	$(4,939)	—%	$(16,305)	1.2%

Revenue

	For the Years Ended December 31,
Revenues by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$23,492	15.5%	$20,342	8.0%	$18,843
Other	—	—%	—	—%	—
Total revenues	$23,492	15.5%	$20,342	8.0%	$18,843

2019 compared to 2018

Revenues in 2019 are attributable to continued sales and marketing efforts. Net revenues for the year ended December 31, 2019 were greater than in 2018 due to higher integration revenues in the Company's North America operations offset by lower integration revenues in the Company's U.K. operations. North American operations had significantly higher overall revenues than in 2018 after a strong fourth quarter. U.K. operations were down overall for the year and had a weak fourth quarter with the continued delay in shipment of GasPTs toward a significant project in Italy. The U.K. market continues to face headwinds surrounding Brexit and the impact of the political environment on investment within the sector. Revenues will fluctuate generally around the timing of customer project delivery schedules.

At December 31, 2019, the Energy segment held a backlog of customer orders of approximately $9.6 million compared to approximately $15.7 million at December 31, 2018.

2018 compared to 2017

Higher revenue in 2018 is associated with a strong fourth quarter for revenues due to the timing of customer project delivery schedules. Revenue was higher in both our UK and Houston facilities.

At December 31, 2018, the Energy segment held a backlog of customer orders of approximately $15.7 million compared to approximately $12.6 million at December 31, 2017.

Cost of Revenues

	For the Years Ended December 31,
Cost of Revenues by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$17,680	(0.6)%	$17,783	37.7%	$12,913
Other	—	—%	—	—%	—
Total cost of revenues	$17,680	(0.6)%	$17,783	37.7%	$12,913

2019 compared to 2018

The cost of revenues as a percentage of revenue decreased to 75% during the year ended December 31, 2019 from 87% during the year ended December 31, 2018. The decrease in the cost of revenues as a percentage of revenue was due largely to a 2018 increase to inventory reserves of $1.4 million related to a write-down of inventory and a 2018 $1.5 million write down of long-term deposits and other assets that were prepaid within the Energy segment. Both of these accounting adjustments increased the cost of sales as a percent of revenues in 2018. The Company expects improved cost of revenues as a percentage of revenues in 2020 as a result of increased sales of higher margin products and better mix of integration and service projects.

2018 compared to 2017

The cost of revenues as a percentage of revenue increased to 87% during the year ended December 31, 2018 from 69% during the year ended December 31, 2017. The increase in the cost of revenues as a percentage of revenue was due largely to an increase to inventory reserves of $1.4 million related to a write-down of inventory and a $1.5 million write down of long-term deposits and other assets that were prepaid within the Energy segment in 2018. Also contributing to the higher percentage was a less favorable revenue mix of integration projects in 2018.

Selling, General and Administrative Expense

	For the Years Ended December 31,
Selling, General, and Administrative Expense by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$12,657	(7.5)%	$13,687	8.7%	$12,588
Other	7,406	49.9%	4,942	0.5%	4,918
Total selling, general and administrative expense	$20,063	6.0%	$18,629	6.4%	$17,506

Selling, General and Administrative (SG&A) expenses includes such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including GasPT, VE, and other new product and service introductions.

2019 compared to 2018

During the year ended December 31, 2019, SG&A increased $1.4 million compared to the year ended December 31, 2018. The increase in SG&A for the year was due to increased corporate costs largely due to strategic initiatives, which included increased professional fees including legal, accounting, tax, investor relations, and costs associated with due diligence activities related to prospective acquisitions. Partially offsetting the increased SG&A costs in the Other category were decreased costs in the Energy segment primarily due to improved operating costs including lower professional fees in 2019 and lower translated costs at our U.K. operations due to generally lower foreign exchange rates and higher costs in the 2018 comparable period from increased marketing expenses related to the 2018 World Gas Conference.

SG&A decreased to 85% of total revenue in 2019 compared to 92% of total revenue during the year ended December 31, 2018 due to economies of scale on 16% higher consolidated revenues.

2018 compared to 2017

During the year ended December 31, 2018, SG&A increased $1.1 million compared to the year ended December 31, 2017. The increase for the year is due to increased costs in the Energy segment primarily due to higher selling expenses on the higher sales within the segment, higher professional fees in the Energy segment and higher SG&A expenses at the new Houston facility. Also contributing to the higher SG&A expenses in the Energy segment in 2018 were increased marketing expenses related to the World Gas Conference. SG&A decreased slightly to 92% of total revenue in 2018 compared to 93% of total revenue during the year ended December 31, 2017 due to economies of scale on 8% higher consolidated revenues.

Depreciation and Amortization

	For the Years Ended December 31,
Depreciation and Amortization by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$1,520	(0.3)%	$1,525	13.4%	$1,345
Other	841	(43.2)%	1,480	(1.7)%	1,505
Total depreciation and amortization (1)	$2,361	(21.4)%	$3,005	5.4%	$2,850

(1) The Other category included depreciation and amortization of discontinued operations.

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets.

2019 compared to 2018

Depreciation and amortization decreased for the year ended December 31, 2019 compared to the comparable period in 2018. The majority of the decrease was in the Other category primarily as a result of the Company's sale and leaseback of the Tualatin facility in December 2018 and the transfer of certain fixed assets as part of the VPS equity-method investment. Depreciation included in the Other category is primarily related to the Company's discontinued operations.

2018 compared to 2017

Depreciation and amortization increased slightly for the year ended December 31, 2018 compared to the comparable period in 2017.  The increase was a result of an increase in the Energy segment due to generally increased foreign currency translation rates in 2018 compared to 2017 and increased software amortization due to Orbital's new ERP system going into service in 2018.

Research and Development

	For the Years Ended December 31,
Research and Development by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$139	(10.3)%	$155	(30.2)%	$222
Other	—	—%	—	—%	—
Total research and development	$139	(10.3)%	$155	(30.2)%	$222

Research and development costs are associated with the continued research and development of new and existing technologies including GasPT and VE Technology and other products. Research and development expense was down in the Energy segment for both the year ended December 31, 2019 compared to the year ended December 31, 2018 and in the year ended December 31, 2018 compared to 2017. Research and development activities primarily focused on GasPT and VE technologies.

Impairment Loss

In 2018, management calculated an excess carrying amount for its Orbital-UK goodwill resulting in the remaining goodwill at Orbital-UK being written off, which was a total of $4.3 million impairment for the year. As of December 31, 2017, management calculated an excess carrying amount for its Orbital-UK goodwill resulting in a $3.2 million impairment. See Note 2 Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for information on the impairment to goodwill in 2018 and 2017.

Provision (Credit) for Bad Debt

	For the Years Ended December 31,
Provision for (Credit to) Bad Debt by Segment		Percent		Percent
(Dollars in thousands)	2019	Change	2018	Change	2017
Energy	$131	907.7%	$13	(181.3)%	$(16)
Other	—	—%	—	—%	—
Total provision for (credit to) bad debt	$131	907.7%	$13	(181.3)%	$(16)

Provision for (credit to) bad debt in 2019, 2018 and 2017 represents less than 1% of total revenues and relates to miscellaneous receivables, which the Company has either recorded an allowance for doubtful collections of the receivable or for which the Company has determined the balance to be uncollectible. Credits to the provision for bad debt are generated when aged receivables are collected at a higher rate than was previously reserved, which results in the calculated reserve being reduced.

Other Income (Expense)

	For the Years Ended December 31,
(Dollars in thousands)	2019	Percent Change	2018	Percent Change	2017
Foreign exchange gain (loss)	$430	(189.4)%	$(481)	(406.4)%	$157
Interest income	82	382.4%	17	(5.6)%	18
Non-cash gain and unrealized gain on derivative liability	—	(100.0)%	129	16.2%	111
Other, net	55	189.5%	19	(20.8)%	24
Total other income (expense)	$567	(2.8)%	$(316)	(2.0)%	$310

Fluctuations in Other Income (Expense) are largely due to fluctuations in foreign currency rates. Foreign currency gains and losses are primarily related to intercompany receivables/payables between CUI Global and its U.K Orbital Gas Systems subsidiary. The derivative liability was an interest rate derivative related to the Company's mortgage interest rate and was settled in 2018 as part of the Company's sale leaseback transaction for it's headquarters building. The increase in interest income is primarily related to the related-party note receivable the Company holds, which was received as part of the Company's sale of its electromechanical business in 2019.

Investment Income

During the three months ended March 31, 2016, CUI Global's investment in Test Products International, Inc. ("TPI"), was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded interest income on the note of $8 thousand, $17 thousand and $18 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during 2019.

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

On March 30, 2019, the Company converted its $0.7 million in notes receivable into preferred stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of future expenditures recorded as liabilities by the Company, of which $1.7 million were paid in 2019. In return, the Company acquired a 21.4% ownership share of VPS. During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the non-cash assets contributed as part of the investment in VPS, which is included in discontinued operations. As of December 31, 2019, the Company's ownership percentage has been reduced to 20.58% following VPS's issuance of additional equity. Based on current accounting guidance, the Company will record its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results will not be consolidated, but the Company will record a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at December 31, 2019 was $4.9 million as reflected on the consolidated balance sheets.

Interest Expense

The Company incurred $61 thousand, $0.2 million, and $0.2 million of interest expense during 2019, 2018 and 2017, respectively. Interest expense is for interest on the short-term note payable, its secured note, secured promissory note, and line of credit and overdraft facility. The Company's secured note was repaid in December 2018 as part of the Company's sale-leaseback transaction, and its secured promissory note, line of credit and overdraft facilities were paid off in 2019. At December 31, 2019 the Company was incurring interest only on its short-term note payable for $0.5 million related to certain financed insurance policies.

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

2019 compared to 2018

In 2019, a net tax benefit of $3.0 million, was recorded to the income tax provision from continuing operations for the year ended December 31, 2019 resulting in an effective tax rate of 17.8% compared to a $1.3 million tax benefit from continuing operations for the year ended December 31, 2018 and an effective tax rate of 5.9%. For the year ended December 31, 2019, the income tax benefit primarily represents benefits from losses from continuing operations partially offset by foreign tax rates differing from USA tax rates and an increase in the valuation allowance. For the year ended December 31, 2018, the income tax benefit primarily represents benefits from losses from continuing operations partially offset by foreign tax rates differing from USA tax rates, impairment of foreign purchased goodwill and an increase in the valuation allowance. As of December 31, 2019, we have federal, state and foreign net operating loss carry forwards of approximately $37.2 million, $32.3 million, and $15.5 million, respectively, and for which the federal and state net operating loss carry-forwards will expire between 2027 and 2038.

During 2019, the Company provided for a partial valuation allowance against the Company’s Canada net deferred tax assets, which are included in assets held for sale, as it is not “more likely than not,” that the Company will realize a benefit from a portion of these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is "more likely than not."

2018 compared to 2017

During 2018, the Company provided for a full valuation allowance against the Company’s U.K. net deferred tax assets as it was considered not “more likely than not,” that the Company will realize a benefit from these assets in a future period. In 2018, a net benefit of $1.3 million, was recorded to the income tax provision for the year ended December 31, 2018 resulting in an effective tax rate of 5.9% compared to a $2.3 million tax benefit for the year ended December 31, 2017 and an effective tax rate of 13.9%. For the year ended December 31, 2018, the income tax benefit primarily represents benefits from losses from continuing operations partially offset by foreign tax rates differing from USA tax rates, impairment of foreign purchased goodwill and an increase in the valuation allowance. For the year ended December 31, 2017, the income tax benefit primarily represents benefits from losses from continuing operations partially offset by foreign tax rates differing from USA tax rates, impairment of foreign purchased goodwill and an increase in the valuation allowance.

Loss from Continuing Operations, net of income taxes

2019 compared to 2018

The Company had a loss from continuing operations, net of income taxes of $13.6 million for the year ended December 31, 2019 compared to a loss of $21.3 million in 2018. The decreased loss from continuing operations, net of income taxes was due to higher sales and greater margins in 2019 compared to 2018, greater tax benefits and lower goodwill and other asset impairments in 2019 compared to 2018.

2018 compared to 2017

The Company had a loss from continuing operations, net of income taxes of $21.3 million for the year ended December 31, 2018 compared to a loss from continuing operations, net of income taxes of $13.9 million in 2017. The increased loss from continuing operations, net of income taxes was due to lower margins due largely to an increase to inventory reserves of $1.4 million related to a write-down of inventory and a $1.5 million write down of long-term deposits and other assets that were prepaid within the Energy segment. Also contributing to the higher percentage was a less favorable revenue mix of integration projects in 2018 compared to 2017.

Income from Discontinued Operations, net of income taxes

2019 compared to 2018

The Company had income from discontinued operations, net of income taxes of $12.5 million for the year ended December 31, 2019 compared to $4.0 million in 2018. The increase is primarily due to the gain on sale of businesses for 2019.

2018 compared to 2017

The Company had income from discontinued operations, net of income taxes of $4.0 million for the year ended December 31, 2018 compared to $1.4 million in 2017 due to a slightly more favorable product mix in the Power and Electromechanical businesses on greater volume.

Consolidated Net Loss

2019 compared to 2018

The Company had a net loss of $1.1 million for the year ended December 31, 2019 compared to a net loss of $17.3 million for the year ended December 31, 2018. The decrease in the consolidated net loss for 2019 was primarily the result of the gain on the sale of the domestic power and electromechanical businesses and lower goodwill and other asset impairments.

2018 compared to 2017

The Company had a net loss of $17.3 million for the year ended December 31, 2018 compared to a net loss of $12.6 million for the year ended December 31, 2017. The increase in the consolidated net loss for 2018 was primarily the result of higher goodwill impairments, higher inventory reserves and impairment of deposits and other assets.

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2019, 2018 and 2017, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Rates

The Company conducts continuing operations in two principal currencies: the U.S. dollar, and the British pound sterling. These currencies operate primarily as the functional currency for the Company’s U.S., and UK operations.  Cash is managed centrally within each of the two regions with net earnings invested in the U.S. and working capital requirements met from existing U.S. intercompany liquid funds.

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

Revenues and operating expenses are primarily denominated in the currencies of the countries in which our continuing operations are located, the U.S., and UK. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

The table below details the percentage of revenues and expenses by the two principal currencies for the fiscal years ended December 31, 2019, 2018 and 2017:

	U.S. Dollar	British Pound Sterling
Fiscal year ended December 31, 2019
Revenues	40%	60%
Operating expenses	61%	39%
Fiscal year ended December 31, 2018
Revenues	23%	77%
Operating expenses	41%	59%
Fiscal year ended December 31, 2017
Revenues	18%	82%
Operating expenses	43%	57%

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments.

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company implemented a new Investment Committee in 2019 to administer and operate the portfolio. At December 31, 2019, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Daniel Ford, CFO. See Item 10 of this Form 10-K for more information on the Company’s Investment Committee.

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

Item 8.  Financial Statements and Supplementary Data

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CUI Global, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of CUI Global, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of new accounting standard

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Portland, Oregon

March 30, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CUI Global, Inc.

Tualatin, Oregon

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CUI Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 2 to the consolidated financial statements, on September 30, 2019 and on November 11, 2019, the Company entered into agreements to divest itself of certain businesses and components of its Power and Electromechanical segment and has also decided to discontinue the remaining businesses of the segment. The consolidated balance sheet as of December 31, 2018 and the consolidated statements of operations for each of the two years in the period ended December 31,2018 and the accompanying notes to consolidated financial statements have been adjusted to reflect the Power and Electromechanical segment as discontinued operations.

/s/ Perkins & Company, P.C.

We have previously served as the Company's auditor from 2014 through 2018.

Portland, Oregon

March 18, 2019, except for Note 2, which is as of March 30, 2020

CUI Global, Inc.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31,	December 31,
(In thousands, except share and per share amounts)	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$23,351	$3,979
Trade accounts receivable, net of allowance of $47 and $17, respectively	5,295	5,034
Inventories	1,631	1,622
Contract assets	2,309	1,744
Note receivable, current portion	—	318
Prepaid expenses and other current assets	2,215	1,512
Assets held for sale, current portion	6,893	21,272
Total current assets	41,694	35,481
Property and equipment, less accumulated depreciation of $1,441 and $1,284, respectively	4,454	4,540
Investment in VPS - equity method	4,865	—
Right of use assets - Operating leases	5,524	—
Other intangible assets, less accumulated amortization of $11,191 and $9,601, respectively	4,298	5,353
Restricted cash	—	523
Note receivable	3,253	—
Convertible note receivable	—	655
Deposits and other assets	70	508
Assets held for sale, noncurrent portion	—	23,107
Total assets	$64,158	$70,167

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,904	$1,520
Short-term overdraft facility	—	1,344
Notes payable, current	473	—
Operating lease obligations - current portion	821	—
Accrued expenses	5,159	1,893
Contract liabilities	1,668	1,956
Deferred gain on leaseback, current portion	—	289
Liabilities held for sale, current portion	4,970	11,584
Total current liabilities	15,995	18,586

Operating lease obligations, less current portion	4,852	—
Deferred gain on leaseback, less current portion	—	2,599
Liabilities held for sale, noncurrent portion	—	7,241
Other long-term liabilities	194	203
Total liabilities	21,041	28,629

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at December 31, 2019 or December 31, 2018	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,383,373 shares issued and outstanding at December 31, 2019 and 28,552,886 shares issued and outstanding at December 31, 2018	29	29
Additional paid-in capital	170,106	169,898
Treasury stock at cost; 353,063 shares held at December 31, 2019 and 0 shares held at December 31, 2018	(413)	—
Accumulated deficit	(122,234)	(123,993)
Accumulated other comprehensive loss	(4,371)	(4,396)
Total stockholders' equity	43,117	41,538
Total liabilities and stockholders' equity	$64,158	$70,167

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share amounts)
	2019	2018	2017
Revenues	$23,492	$20,342	$18,843
Cost of revenues	17,680	17,783	12,913
Gross profit	5,812	2,559	5,930
Operating expenses:
Selling, general and administrative expense	20,063	18,629	17,506
Depreciation and amortization	1,544	1,549	1,366
Research and development	139	155	222
Provision for (credit to) bad debt	131	13	(16)
Impairment of goodwill	—	4,347	3,152
Other operating (income) expenses	(20)	—	5
Total operating expenses	21,857	24,693	22,235
Continuing loss from operations	(16,045)	(22,134)	(16,305)
Other income (expense)	567	(316)	310
Interest expense	(61)	(216)	(201)
Loss from continuing operations before income taxes and equity in net loss of affiliate	(15,539)	(22,666)	(16,196)
Net loss of affiliate	(1,043)	—	—
Loss from continuing operations before taxes	(16,582)	(22,666)	(16,196)
Income tax benefit	(2,956)	(1,342)	(2,251)
Loss from continuing operations, net of income taxes	(13,626)	(21,324)	(13,945)
Discontinued operations (Note 2)
Income from operations of discontinued power and electromechanical components businesses (including gain on disposal of $14,100)	12,908	5,135	2,001
Income tax expense	411	1,136	645
Income from discontinued operations, net of income taxes	12,497	3,999	1,356
Net loss	$(1,129)	$(17,325)	$(12,589)

Basic and diluted weighted average number of shares outstanding	28,654,500	28,517,339	22,397,865
Loss from continuing operations per common share - basic and diluted	$(0.48)	$(0.75)	$(0.62)
Earnings from discontinued operations per common share - basic and diluted	0.44	0.14	0.06
Loss per common share - basic and diluted	$(0.04)	$(0.61)	$(0.56)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Net loss	$(1,129)	$(17,325)	$(12,589)
Other comprehensive income (loss)
Foreign currency translation adjustment	25	(886)	2,080
Comprehensive loss	$(1,104)	$(18,211)	$(10,509)

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2016	20,916,848	$21	$150,174	—	$—	$(95,970)	$(5,590)	$48,635
Issuance of common stock	7,392,856	7	18,898	—	—	—	—	18,905
Common stock issued for exercises of options	245	—	—	—	—	—	—	—
Common stock issued for compensation, services and royalty payments	96,907	—	455	—	—	—	—	455
Net loss for the year ended December 31, 2017	—	—	—	—	—	(12,589)	—	(12,589)

Other comprehensive income	—	—	—	—	—	—	2,080	2,080
Balance, December 31, 2017	28,406,856	28	169,527	—	—	(108,559)	(3,510)	57,486

Cumulative effect of accounting change	—	—	—	—	—	1,891	—	1,891
Balance, January 1, 2018, adjusted	28,406,856	28	169,527	—	—	(106,668)	(3,510)	59,377
Common stock issued for compensation, services, and royalty payments	146,030	1	371	—	—	—	—	372
Net loss for the period ended December 31, 2018	—	—	—	—	—	(17,325)	—	(17,325)

Other comprehensive loss	—	—	—	—	—	—	(886)	(886)
Balance, December 31, 2018	28,552,886	29	169,898	—	—	(123,993)	(4,396)	41,538
Cumulative effect of accounting change	—	—	—	—	—	2,888	—	2,888
Balance, January 1, 2019, adjusted	28,552,886	29	169,898	—	—	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	183,550	—	208	—	—	—	—	208
Common stock purchased as treasury shares	—	—	—	(353,063)	(413)	—	—	(413)
Net loss for the year ended December 31, 2019	—	—	—	—	—	(1,129)	—	(1,129)
Other comprehensive income	—	—	—	—	—	—	25	25
Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

 (In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129)	$(17,325)	$(12,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	724	1,103	1,009
Amortization of intangibles	1,637	1,902	1,841
Amortization of note receivable discount	(70)	—	—
Stock issued and stock to be issued for compensation, royalties and services	215	229	425
Unrealized gain on derivative liability	—	(129)	(111)
Non-cash loss on equity method investment in affiliate	1,043	—	—
Non-cash fair value gain on equity method investment purchase	(629)	—	—
Non-cash royalties, net (see Note 2 - Investment and Note Receivable)	5	(7)	(3)
Provision for (credit to) bad debt expense and returns allowances	136	33	(13)
Deferred income taxes	(2,574)	(352)	(1,767)
Non-cash unrealized foreign currency (gain) loss	(422)	246	(362)
Impairment of goodwill and other intangible assets	278	4,347	3,155
Inventory reserve	79	1,592	138
Impairment of deposits and other assets	—	1,509	—
Loss on disposal of assets	31	13	47
Gain on sale of businesses	(14,100)	—	—

(Increase) decrease in operating assets:
Trade accounts receivable	1,510	(3,841)	(1,150)
Inventories	(119)	(2,235)	(411)
Contract assets	(512)	(61)	591
Prepaid expenses and other current assets	121	(392)	(421)
Right of use assets - Operating leases	1,825	—	—
Deposits and other assets	31	(59)	(506)
Increase (decrease) in operating liabilities:
Accounts payable	1,708	1,436	(1,163)
Operating lease liabilities	(1,755)	—	—
Accrued expenses	2,189	1,116	(464)
Refund liabilities	(1,339)	852	130
Contingent consideration	—	—	3
Contract liabilities	(401)	(2,260)	2,252
NET CASH USED IN OPERATING ACTIVITIES	(11,518)	(12,283)	(9,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses	35,396	—	—
Proceeds from sale of building, net	—	7,720	—
Proceeds from sale of restricted investment	400	—	—
Cash paid for restricted investment	—	(400)	—
Purchases of property and equipment	(321)	(1,042)	(893)
Proceeds from sale of property and equipment	21	—	8
Cash paid for other intangible assets	(353)	(492)	(638)
Cash paid for convertible note receivable	—	(655)	—
Cash paid for equity-method investment	(2,068)	—	—
Proceeds from Notes receivable	313	19	39
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33,388	5,150	(1,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	6,842	19,532	9,782
Payments on overdraft facility	(8,208)	(18,122)	(9,782)
Proceeds from line of credit	27,483	19,955	22,332
Payments on line of credit	(28,462)	(18,976)	(22,332)
Payments on financing lease obligations	(4)	(3)	(29)
Payments on mortgage note payable	—	(3,350)	(89)
Payments on notes payable	(303)	—	—
Cash payments for repurchases of common stock	(413)	—	—
Payment to closeout derivative liability	—	(227)	—

Payments on contingent consideration	—	(45)	(61)
Proceeds from sales of common stock, net of offering costs	—	—	18,905
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,065)	(1,236)	18,726

Effect of exchange rate changes on cash	44	225	156
Net increase (decrease) in cash, cash equivalents and restricted cash	18,849	(8,144)	8,029
Cash, cash equivalents and restricted cash at beginning of year	4,502	12,646	4,617
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$23,351	$4,502	$12,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$153	$237	$158
Interest paid, net of capitalized interest	$315	$520	$500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$7,703	$—	$—
Note payable, related party assumed by buyer of electromechanical business as partial consideration for purchase of business	$5,304	$—	$—
Non-cash investment in equity method investment	$3,839	$—	$—
Common stock issued and issuable for royalties payable pursuant to product agreements, related party	$30	$14	$16
Common stock issued and to be issued for consulting services and compensation in common stock	$178	$358	$439
Accrued property and equipment purchases at December 31	$8	$8	$27
Accrued investment in other intangible assets at December 31	$3	$55	$15
Payment of insurance policy with short-term note payable	$776	$—	$—

See accompanying notes to consolidated financial statements

CUI Global, Inc.

Notes to Consolidated Financial Statements

 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CUI Global Inc. (CUI Global) is a platform company composed of one segment, the Energy segment. In 2019, the Company divested of most of its previous Power and Electromechanical segment and most of the remaining portion of that segment was included in assets held for sale at December 31, 2019.

The Company’s Energy segment is made up of Orbital Gas Systems Ltd. (Orbital-UK) and Orbital Gas Systems, North America, Inc. (Orbital North America), collectively referred to as Orbital Gas Systems (Orbital). Orbital-UK is a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and provides a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Orbital Gas Systems, North America, Inc. is a wholly owned subsidiary that represents the Energy segment in the North American market. GasPT® and VE® Technology products are sold through Orbital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairment estimations of long-lived assets, revenue recognition on cost-to-cost type contracts, allowances for uncollectible accounts, inventory valuation, warranty reserves, valuations of non-cash capital stock issuances, estimates of the incremental borrowing rate for long-term leases, fair value estimates and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Conditions

The continued delays in shipment of GasPTs on a significant project, and the related slower than expected acceptance of this new disruptive technology and the ongoing impact of Brexit has caused a delay in our expected profitability from continuing operations.

The Company had net loss of $1.1 million and cash used in operating activities of $11.5 million during the year ended December 31, 2019. As of December 31, 2019, our accumulated deficit is $122.2 million.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we have $25.7 million of positive working capital primarily related to assets held for sale, trade accounts receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage in the next twelve months to create positive cash flow. Considering the above factors management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CUI Global, Inc. and its wholly owned subsidiaries Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. hereafter referred to as the ‘‘Company.’’ Additional wholly owned subsidiaries, CUI Holdings Inc. (formerly CUI, Inc.), CUI Japan, CUI-Canada, and CUI Properties, LLC are included in these financial statements as discontinued operations. The primary assets and liabilities of CUI Holdings Inc. were sold or settled during 2019 and CUI Japan, and CUI-Canada are classified as held for sale. CUI Properties is a dormant administrative entity. Significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations and Sales of Businesses

As part of the Company’s stated strategy to transform CUI Global into a diversified energy infrastructure services platform serving North American and U.K. energy customers, the Company’s board of directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, CUI Global, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, CUI Global, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019 for combined cash proceeds of $35.4 million and combined gain on sale of $14.1 million. At December 31, 2019, the assets and liabilities of the Company's CUI-Canada and CUI Japan subsidiaries are included as held for sale.

Pursuant to the terms of the asset sale agreement with Back Porch International, Inc., the Seller and Parent agreed to sell and assign to the management-led group, Back Porch International, Inc., the rights and obligations of Seller and Parent to the assets constituting the non-power supply electromechanical components product group of Seller and Parent effective the close of business September 30, 2019 for $15 million (the "Purchase Consideration"). The Purchase Consideration consisted of approximately $4.7 million in cash at closing, assumption of debt of the CUI Parent in the approximate amount of $5.3 million, and a 5-year note with the timing of payments based upon a multiple of EBITDA of the Business above $3.5 million, guaranteed to be a total of $5 million (fair value of $3.3 million at December 31, 2019). In addition to the assets purchased, the Buyer shall assume and agree to pay, perform and discharge certain liabilities agreed to by the Buyer and Seller ("Assumed Liabilities") including scheduled accounts payable and vendor purchase orders at the closing of the disposition, with the Sellers generally remaining obligated for remaining pre-closing liabilities other than the assumed liabilities (the “Excluded Liabilities”).

Pursuant to the terms of the asset sale agreement with Bel Fuse Inc., the Seller and Parent, excluding CUI-Canada and CUI Japan, agreed to sell and assign to the Bel Fuse Inc., the rights and obligations of Seller and Parent to the assets constituting the majority of its power supply business of Seller and Parent, excluding CUI-Canada and CUI Japan, effective upon close of the transaction for $32 million subject to closing working capital adjustments (the "Purchase Consideration"). In addition to the assets purchased, the Buyer assumed and agreed to pay, perform and discharge certain liabilities agreed to by the Buyer and Seller ("Assumed Liabilities") including scheduled accounts payable and vendor purchase orders at the closing of the disposition, with the Sellers generally remaining obligated for remaining pre-closing liabilities other than the assumed liabilities (the “Excluded Liabilities”).

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, from the former Power and Electromechanical segment have been reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Consolidated Balance Sheets as of December 31, 2019 and have been reclassified to assets held for sale within current and noncurrent assets and liabilities held for sale within current and noncurrent liabilities as of December 31, 2018. Cash flows from these discontinued businesses are included in the consolidated cash flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations. The notes to the consolidated financial statements have also been adjusted for the years ended December 31, 2018 and 2017 from previous disclosures as a result of the discontinued operations of the Power and Electromechanical segment.

The former Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI Holding, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity that previously held the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs). Remaining goodwill at CUI-Canada and CUI Japan was written down to $0 in 2019 as well as the remaining $92 thousand of customer relationship intangible at CUI-Canada.

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from Discontinued Operations to the After-Tax Income from Discontinued Operations That Are Presented in the Statement of Operations

(In thousands)

	For the Year
	Ended December 31,

Major classes of line items constituting pretax profit (loss) of discontinued operations	2019	2018	2017

Revenues	$56,476	$76,447	$64,432
Cost of revenues	(37,086)	(50,096)	(42,493)
Selling, general and administrative expense	(19,384)	(17,712)	(16,415)
Depreciation and amortization	(300)	(603)	(797)
Research and development	(854)	(2,647)	(2,303)
Provision for bad debt	(5)	(20)	(3)
Impairment of goodwill and intangible assets	(278)	—	(3)
Interest expense	(277)	(286)	(299)

Other income and expense	(113)	52	(118)
Pretax (loss) profit of discontinued operations related to major classes of pretax (loss) profit	(1,821)	5,135	2,001
Pretax gain on sale of certain power and electromechanical businesses	14,100	—	—
Pretax gain on assets contributed as part of the purchase of VPS	629	—	—
Total pretax income on discontinued operations	12,908	5,135	2,001
Income tax expense	411	1,136	645

Total income from discontinued operations	$12,497	$3,999	$1,356

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	As of December 31,	As of December 31,
(In thousands)	2019	2018

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivables	$1,740	$9,382
Inventories	3,254	11,420
Prepaid expenses and other current assets	140	470
Total current assets *		21,272
Property and equipment	273	1,433
Right of use assets - Operating leases	391	—
Goodwill	—	13,089
Other intangible assets	352	8,508
Deferred tax asset	663	—
Deposits and other assets	80	77
Total noncurrent assets *		23,107
Total assets of the disposal group classified as held for sale	$6,893	$44,379

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$618	$4,960
Line of credit	—	979
Operating lease obligations - current portion	410	—
Accrued expenses	3,935	2,958
Contract liabilities	—	270
Refund liabilities	—	2,417

Total current liabilities *		11,584

Long term note payable, related party	—	5,304
Operating lease obligations, less current portion	7	—
Deferred tax liabilities	—	1,922
Other long-term liabilities	—	15
Total noncurrent liabilities *		7,241
Total liabilities	$4,970	$18,825

* The assets and liabilities of the disposal group classified as held for sale are classified as current on the December 31, 2019 balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash provided by operating activities of discontinued operations for 2019, 2018 and 2017 was $2.7 million and $4.5 million, and $3.7 million, respectively.

Net cash used in investing activities of discontinued operations for 2019, 2018 and 2017 was $0.5 million and $1.3 million, and $1.0 million, respectively.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, investment, note receivable, accounts receivable, contract assets, prepaid expense and other assets, accounts payable, accrued liabilities, contract liabilities, and other liabilities reflected in the accompanying consolidated balance sheet approximate fair value at December 31, 2019 and 2018 due to the relatively short-term nature of these instruments. Notes payable approximate fair value based on current market conditions.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2019 and 2018, the Company had $1.0 million and $0.3 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.3 million and $67 thousand, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2019 and 2018, the Company held $0.2 million and $0.3 million, respectively, in Japanese foreign bank accounts and $0.6 million and $0, respectively, in European foreign bank accounts and $0.2 million and $67 thousand, respectively, in Canadian bank accounts. In addition to the Company's unrestricted cash and cash equivalents at December 31, 2019 and 2018, the Company has $0 and $0.5 million, respectively, of long-term restricted cash on its balance sheet related to a contract guarantee. Restricted cash is combined with other cash and cash equivalents in reconciling the change in cash on the Company's Consolidated Statements of Cash Flows.

(In thousands)	As of December 31,
	2019	2018	2017
Cash and cash equivalents at beginning of year	$3,979	$12,646	$4,617
Restricted cash at beginning of year	523	—	—
Cash, cash equivalents and restricted cash at beginning of year	$4,502	$12,646	$4,617

Cash and cash equivalents at end of year	$23,351	$3,979	$12,646
Restricted cash at end of year	—	523	—
Cash, cash equivalents and restricted cash at end of year	$23,351	$4,502	$12,646

Investments and Notes Receivable

The Company obtained a note receivable in 2019 as part of the divestiture of the Company's electromechanical components business. The note has a future value of $5 million, and is presented on the balance sheet at its present value of $3.3 million.

Test Products International, Inc. ("TPI") is a provider of handheld test and measurement equipment. The Company had a note receivable with TPI, which originated in 2016 earning interest at 5% per annum with an original value of $0.4 million and which was due June 30, 2019. The Company recorded interest income on the note of $8 thousand, $17 thousand and $18 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Finders-fee royalties of $36 thousand, $10 thousand and $16 thousand were earned by TPI in the years ended December 31, 2019, 2018 and 2017, respectively, and $13 thousand, $10, thousand and $16 thousand, respectively for those years, were offset against the note receivable on a quarterly basis. This note receivable was collected in 2019. Also, in 2018 and 2017, the Company received $19 thousand and $39 thousand, respectively, in cash payments against the note. The balance on the note receivable at December 31, 2019 and 2018 was $0 and $318 thousand, respectively.

During 2018, the Company made two strategic investments in convertible notes receivable with Virtual Power Systems ("VPS") for a total of $655 thousand. CUI Holdings, Inc. was the exclusive third-party design and development provider of VPS's ICE (Intelligent Control of Energy) products. These notes were converted to VPS stock in 2019. See Note 3, Investments and Fair Value Measurements for more information on these convertible notes.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales including present amounts due to contracts accounted for under cost-to-cost method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $47 thousand and $17 thousand at December 31, 2019 and 2018, respectively, is considered adequate. The reserve in both periods considers aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 is as follows:

(In thousands)	For the Years ended December 31,
	2019	2018	2017
Allowance for doubtful accounts, beginning of year	$17	$5	$21
Charge (credit) to costs and expenses	131	13	(16)
Deductions	(101)	(1)	—

Allowance for doubtful accounts, end of year	$47	$17	$5

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2019, and 2018, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Manufactured inventory includes material, labor and overhead. Inventory by category consists of:

(In thousands)	As of December 31,
	2019	2018
Finished goods	$434	$665
Raw materials	244	394
Work-in-process	953	563
Total inventories	$1,631	$1,622

Activity in inventory reserves is as follows:

(In thousands)	For the Years ended December 31,
	2019	2018	2017
Inventory reserves, beginning of year	$1,499	$104	$110
Charge to costs and expenses	202	1,401	(16)
Other additions (deductions)	59	(6)	10
Inventory reserves, end of year	$1,760	$1,499	$104

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

Leasehold improvements are recorded at cost and are depreciated over the lesser of the lease term, estimated useful life.

The cost of buildings, improvements, furniture, vehicles, and equipment is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives for buildings, improvements, furniture, vehicles, and equipment are as follows:

	Estimated Useful Life (in years)
Buildings and improvements	5	to	39
Furniture and equipment	3	to	10
Vehicles	3	to	5

Maintenance, repairs and minor replacements are charged to expenses when incurred. When buildings, improvements, furniture, equipment and vehicles are sold or otherwise disposed of, the asset and related accumulated depreciation are removed and any gain or loss is included in the statement of operations.

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

In the fourth quarter of 2018, the Company determined that certain long-term prepaid assets classified on the balance sheet as deposits and other assets, which were reliant on future revenue in order to be amortized to expense, did not have adequate forecasted revenue to justify the current valuation. This was primarily driven by the lack of substantial sales over a two-year period and uncertainty regarding the level of future sales. For that reason, the Company recorded a $1.5 million impairment to deposits and other assets and reclassified $0.1 million to prepaid assets. The amount reclassified to prepaid assets related to prepaid royalties associated with expected 2019 revenue.

Other than on goodwill, no impairments were recognized on long-lived assets in 2019, 2018 or 2017. In 2018, the Company performed an undiscounted cash flows impairment analysis as prescribed under ASC 360 Property, Plant and Equipment on its long-lived fixed assets and its finite lived intangible assets at Orbital-UK due to an indication that the overall carrying value of the operating unit was not recoverable. Based upon that analysis, no impairment was identified for those assets.

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

 The following are the estimated useful life for the intangible assets:

	Estimated
	Useful
	Life (in years)
Finite-lived intangible assets
Order backlog		2
Trade name - Orbital		10
Customer list - Orbital		10
Technology rights		20 (1)
Technology-Based Asset - Know How		12
Technology-Based Asset - Software		10
Software, at cost	3	to	5

(1)	Technology rights are amortized over a 20-year life or the term of the rights agreement.

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

2019 Goodwill impairments

In the fourth quarter of 2019, the Company determined that it was more likely than not that the fair value of its goodwill at CUI-Canada and CUI Japan was less than its carrying amounts. The Company hired a third-party valuation expert to perform a valuation and it was determined that the remaining goodwill held by CUI-Canada and CUI Japan should be written down to zero. With those write downs, the Company does not have any remaining goodwill on any of its subsidiaries.

2018 Goodwill impairments

During our review of Goodwill as of May 31, 2018, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount.

The significant changes for the Orbital-UK reporting unit included a decline in the 2018 actual revenue, operating income and cash flows compared to prior forecasts for the same period and a negative change in the 2018 forecasted revenue, operating income and cash flows for the remainder of the year due in part to the longer than expected temporary halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

The Company performed a quantitative test for the Orbital-UK reporting unit, which resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a Goodwill impairment charge of $1.3 million during the second quarter of 2018.

December 2018 Interim Test. During the fourth quarter of 2018, the Company determined that there were additional indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2018 were driven by a slower recovery than what was originally forecasted. Actual GasPT revenue continued to lag behind forecasted revenue as acceptance of the technology continued to be slower than anticipated and continued delays associated with existing customer contracts that had not yet resumed. This slower than expected recovery, led to lower 2018 revenue, operating income and cash flows than originally forecasted.

As a result of its analysis, the Company performed another quantitative test of goodwill, which resulted in further impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $3.1 million during the fourth quarter of 2018, to write-off the remaining Energy segment goodwill. In addition, the reporting units in the discontinued Power and Electromechanical segment were also tested for impairment due to the overall decrease in market capitalization experienced in 2018, with no impairment required.

December 2017 Interim Test. During the fourth quarter of 2017, the Company determined that there were indicators present to suggest that it was more likely than not that the fair value of the Orbital-UK reporting unit was less than its carrying amount. The significant changes for the Orbital-UK reporting unit subsequent to the annual goodwill impairment test performed as of May 31, 2017 included a decline in the 2017 actual revenue, operating income and cash flows compared to previously forecasted results and a decline in the 2018 forecasted revenue, operating income and cash flows due in part to the longer than expected halt in shipping of its GasPT product to a major customer in Italy and market uncertainty due to the continuing effects of Brexit.

The Company performed a quantitative analysis. As a result of the analysis, the Company concluded that the carrying value of the Orbital-UK reporting unit exceeded its estimated fair value. The quantitative test for the Orbital-UK reporting unit resulted in an impairment for the Orbital-UK reporting unit, and the Company recorded a goodwill impairment charge of $3.2 million during the fourth quarter of 2017.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At December 31, 2019 and December 31, 2018, accrued expenses of $5.2 million and $1.9 million, respectively, included $1.1 million and $0.9 million, respectively, of accrued compensation and $0.2 million and $0.1 million, respectively, of accrued inventory payable. In addition, at December 31, 2019, accrued expenses included a $2.8 million working capital adjustment on the sale of the domestic power business to Bel Fuse Inc that was paid out in January 2020.

Derivative instruments

The Company uses various derivative instruments including forward currency contracts, and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company has limited involvement with derivative instruments and does not trade them. From time to time, the Company may enter into foreign currency exchange contracts to minimize the risk associated with foreign currency exchange rate exposure from expected future cash flows. The Company had entered into one interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. During the years ended 2018 and 2017, the Company had a non-cash gain and unrealized gains of $129 thousand and $111 thousand, respectively, related to the derivative liabilities. During the year ended December 31, 2018, the Company paid $227 thousand to close out the interest rate swap in conjunction with the repayment of the related variable rate mortgage.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The Company has limited involvement with derivative instruments and does not trade them. Prior to 2019, the Company had an interest rate swap, which had a maturity date of ten years from the date of inception, and was used to minimize the interest rate risk on the variable rate mortgage. The Company closed out this derivative in December 2018 as part of the Company's sale/leaseback transaction and the Company has not owned any derivative instruments in 2019.

Stock-Based Compensation

The Company records its stock-based compensation expense under its stock option plans and also issues stock for services. The Company accounts for stock-based compensation using FASB Accounting Standards Codification No. 718 (‘‘FASB ASC 718’’), ‘‘Compensation – Stock Compensation.’’ FASB ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related service period.

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the service period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes option pricing model. The underlying assumptions used in the Black-Scholes option pricing model by the Company are taken from publicly available sources including: (1) volatility and grant date stock price, which are sourced from historic stock price information; (2) the appropriate discount rates are sourced from the United States Federal Reserve; and (3) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for CUI Global that best reflect the expected volatility for determining the fair value of its stock options.

See Note 10 Stockholders' Equity for additional disclosure and discussion of the employee stock plan and activity.

Common stock and stock options are also recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, ‘‘Equity – Based Payments to Non-Employees.’’ In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the ‘‘valuation date,’’ which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the performance completion date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed based off an estimate of the fair value of the stock award as valued under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. Orbital Gas Systems, North America, Inc., and CUI Global made total employer contributions, net of forfeitures, of $0.2 million, $0.1 million, and $74 thousand for 2019, 2018 and 2017, respectively. In addition, the Company made contributions of $0.3 million, $0.4 million, and $0.3 million associated with discontinued operations.

Revenue Recognition

On January 1, 2018, we adopted the accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard was applied using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to accumulated deficit as of January 1, 2018. As a result of the adoption of this standard, certain changes have been made to the consolidated balance sheets. We expect the ongoing impact of the adoption of the new standard to primarily affect the timing of revenue recognition. For the majority of contracts, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on revenue was the requirement to limit revenue recognition on contracts without an enforceable right to payment for performance completed to date. Revenue on contracts without a specific enforceable right to payment on work performed to date was "clawed back" as part of the Company's transition adjustment. The cumulative effect adjustment recorded as of January 1, 2018 was a net $1.9 million decrease to accumulated deficit due to a $2.8 million transition adjustment from the discontinued Power and Electromechanical segment partially offset by a $(0.9) million transition adjustment from the Energy segment, net of deferred tax.

On January 1, 2018, we adopted ASC Topic 606 and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated for 2017 and continues to be reported in accordance with the accounting standards in effect for those periods. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

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

For our construction contracts, revenue is generally recognized over time. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

The timing of revenue recognition for Energy products also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer, generally  when shipped.

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

Product-type contracts (for example, sale of GasPT units) for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from extended warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract, although our standard terms include a requirement of payment within 30 days. Accounts receivable are recognized net of an allowance for doubtful accounts.

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

Balances and activity in the current contract liabilities as of and for the years ended December 31, 2019 and 2018 is as follows:

(In thousands)	As of December 31,	As of January 1,
	2018	2018
Current contract liabilities	$1,956	$4,386
Long-term contract liabilities (1)	129	84
Total contract liabilities	$2,085	$4,470

	For the Year Ended December 31,
	2019	2018
Total contract liabilities - January 1	$2,085	$4,470
Contract additions, net	1,763	1,940
Revenue recognized	(2,016)	(4,123)
Translation	28	(202)
Total contract liabilities - December 31	$1,860	$2,085

	As of December 31,
	2019	2018
Current contract liabilities	$1,668	$1,956
Long-term contract liabilities (1)	192	129
Total contract liabilities	$1,860	$2,085

(1) Long-term contract liabilities are included in Other long-term liabilities on the Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2019, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied Over Time

To determine the proper revenue recognition method for our contracts, we evaluate whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for 29% and 22% of revenues for the year ended December 31, 2019 and 2018. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of control transfer is determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap return allowances primarily in the discontinued operations of Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

Significant Judgments

Our contracts with certain customers may be subject to contract cancellation clauses. Contracts with other cancellation provisions may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations and whether a contract should be accounted for over time or on a completed contract basis. Revenue is recognized for certain integration systems over time using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their stand-alone selling price are accounted for as a separate contract. For contract modifications where goods and services are not determined to be distinct and sold at their stand-alone selling price, the original contract is updated and the required adjustments to revenue and contract assets, liabilities, and other accounts will be made accordingly.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. For, example, we consider many of our contracts that coordinate multiple products into an integrated system to be a single performance obligation, while the same products would be considered separate performance obligations if not so integrated.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, our contracts do not include a significant financing component.

The following table presents our revenues disaggregated by timing of revenue recognition for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(In thousands)	2019	2018

Revenues recognized at point in time	$6,800	$4,391
Revenues recognized over time	16,692	15,951
Total revenues	$23,492	$20,342

The following table presents our revenues disaggregated by region for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(In thousands)	2019	2018

North America	$9,654	$4,311
Europe	13,733	15,620
Asia	42	205
Other	63	206
Total revenues	$23,492	$20,342

Revenue Recognition - 2017

As discussed above, ASC 606 was adopted on a modified retrospective basis and accordingly the 2017 financial statements were not restated for ASC 606. For 2017, revenue was recognized as follows.

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

For product sales, revenue was recognized in the period when persuasive evidence of an arrangement with a customer existed, the products were shipped and title had transferred to the customer, the price was fixed or determinable, and collection was reasonably assured.

Revenues from warranty and maintenance activities were recognized ratably over the term of the warranty and maintenance period and the unrecognized portion was recorded as deferred revenue.

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 were $0.4 million, $0.6 million, and $0.5 million, respectively.

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

CUI Global files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. As of December 31, 2019, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to USA examination for years prior to 2015.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2019, 2018 and 2017, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for each of the three years were excluded from the calculation of diluted net loss per share. Accordingly, diluted net loss per share is the same as basic net loss per share for 2019, 2018 and 2017. The weighted average shares outstanding included 37,312; 1,844 and 63,602 of shares that are considered outstanding, but unissued as of December 31, 2019, 2018 and 2017, respectively, for shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT devices and unpaid equity share bonuses in 2017.

The following table summarizes the number of stock options outstanding excluding amounts applicable to contingent conversion option in 2018 and 2017:

	As of December 31,
	2019	2018	2017
Options, outstanding	849,635	923,898	964,180

Any common shares issued as a result of stock options would come from newly issued common shares as granted under our equity incentive plans.

The following is the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except dollars per share)	2019	2018	2017
Continuing operations:
Loss from continuing operations, net of income taxes	$(13,626)	$(21,324)	$(13,945)
Discontinued operations:
Income from discontinued operations, net of income taxes	12,497	3,999	1,356
Net loss	$(1,129)	$(17,325)	$(12,589)

Basic and diluted weighted average number of shares outstanding	28,654,500	28,517,339	22,397,865

Loss from continuing operations per common share - basic and diluted	$(0.48)	$(0.75)	$(0.62)
Earnings from discontinued operations - basic and diluted	0.44	0.14	0.06
Loss per common share - basic and diluted	$(0.04)	$(0.61)	$(0.56)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2019, 2018 and 2017 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified three operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into two reportable segments. The two reportable segments are Energy and Other. The Energy segment is focused on the operations of Orbital Gas Systems Ltd. and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity. In 2019, the Company sold its domestic power and electromechanical businesses and reclassified the income of the former Power and Electromechanical segment to income from discontinued operations. Unsold portions of the segment were reclassified to assets held for sale. Prior years have been reclassified to reflect this change, with assets held for sale included in the Other category.

The following information represents segment activity as of and for the year ended December 31, 2019:

(In thousands)	Energy	Other	Total
Revenues from external customers	$23,492	$—	$23,492
Depreciation and amortization (1)	1,520	841	2,361
Interest expense	52	9	61
Loss from operations	(8,615)	(7,430)	(16,045)
Segment assets	21,461	42,697	64,158
Other intangibles assets, net	4,276	22	4,298
Expenditures for segment assets (2)	135	539	674

The following information represents segment activity as of and for the year ended December 31, 2018:

(In thousands)	Energy	Other	Total
Revenues from external customers	$20,342	$—	$20,342
Depreciation and amortization (1)	1,525	1,480	3,005
Interest expense	23	193	216
Impairment of goodwill and other intangible assets	4,347	—	4,347
Loss from operations	(17,168)	(4,966)	(22,134)
Segment assets	19,034	51,133	70,167
Other intangibles assets, net	5,314	39	5,353
Expenditures for segment assets (2)	235	1,299	1,534

The following information represents segment activity as of and for the year ended December 31, 2017:

(In thousands)	Energy	Other	Total
Revenues from external customers	$18,843	$—	$18,843
Depreciation and amortization (1)	1,345	1,505	2,850
Interest expense	1	200	201
Impairment of goodwill and other intangible assets	3,152	—	3,152
Loss from operations	(11,366)	(4,939)	(16,305)
Segment assets	26,512	61,397	87,909
Other intangibles assets, net	6,669	59	6,728
Goodwill	4,549	—	4,549
Expenditures for segment assets (2)	576	955	1,531

(1)

For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization totals included $0.8 million, $1.5 million and $1.5 million, respectively that were classified in income from discontinued operations on the Consolidated Statements of Operations.

(2)	Includes purchases of property, plant and equipment and investment in other intangible assets.

The following information represents revenue by country:

	For the Years Ended December 31,
(In thousands)	2019		2018		2017
USA	$9,654	41%	$4,311	21%	$3,158	17%
United Kingdom	13,391	57%	15,118	74%	14,479	77%
All Others	447	2%	913	5%	1,206	6%
Total	$23,492	100%	$20,342	100%	$18,843	100%

The following information represents long-lived assets (excluding deferred tax assets) by country:

	As of December 31,
(In thousands)	2019	2018
USA	$13,664	$23,544
United Kingdom	8,800	9,647
Other	—	1,495
	$22,464	$34,686

Reclassifications

Certain reclassifications primarily related to discontinued operations and assets and liabilities held for sale have been made to the 2018 consolidated balance sheet, and 2018 and 2017 statements of operations in order to conform to the 2019 presentation.

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods. The Company does not expect a material impact of this ASU on its consolidated financial statements and currently expects to adopt the standard in 2021.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for the Company's 2021 fiscal year, including interim periods. The Company does not expect a material impact of this ASU on its consolidated financial statements and currently expects to adopt the standard in 2021.

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not expect a material impact of this ASU on its consolidated financial statements and will adopt the standard in 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including requiring the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company currently has two level three investments, for which we will evaluate on an ongoing basis to determine if there are significant unobservable inputs that will need to be disclosed as a range and weighted average upon adoption. We will adopt the standard in 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company does not expect the impact of this ASU on its consolidated financial statements to be material and will adopt the standard in 2020.

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2019 and December 31, 2018, respectively, was as follows:

(In thousands)
December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Total assets	$17	$—	$—	$17

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$16	$—	$—	$16
Certificate of deposit - restricted cash	523	—	—	523
Certificate of deposit - restricted investment (1)	400	—	—	400
Convertible notes receivable	—	—	655	655
Total assets	$939	$—	$655	$1,594

(1) Investment is a 12-month certificate of deposit classified as available for sale and included in Deposits and other assets on the balance sheet.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Convertible Note
Receivable
Balance at December 31, 2018	$655
Conversion to common stock of VPS	(655)
Balance at December 31, 2019	$—

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

The convertible notes receivable balance was with Virtual Power Systems ("VPS") and considered a restricted security. The fair value measurement of a restricted security includes consideration of whether the restriction would be factored in by market participants in pricing the asset. The fair value of a restricted security could be based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of the restriction. The adjustment would reflect the amount market participants would demand because of the risk relating to the inability to access a public market for the security for the specified period. The Company concluded based on the history of VPS having raised substantial funds under its bridge loan/purchase agreement prior to and subsequent to CUI’s investments, that the value of the notes had neither increased significantly or decreased significantly.

Equity Method Investment in VPS

On March 30, 2019, the Company converted its $0.7 million in notes receivable into preferred stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of future expenditures recorded as liabilities by the Company, of which $1.7 million were paid in 2019. In return, the Company acquired a 21.4% ownership share of VPS. During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the non-cash assets contributed as part of the investment in VPS, which is included in discontinued operations. As of December 31, 2019, the Company's ownership percentage has been reduced to 20.58% following VPS's issuance of additional equity. Based on current accounting guidance, the Company will record its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results will not be consolidated, but the Company will record a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at December 31, 2019 was $4.9 million as reflected on the consolidated balance sheets. A summary of the unaudited financial statements of the affiliate as of December 31, 2019 is as follows:

(In thousands)
Current assets	$3,739
Non-current assets	4,306
Total Assets	8,045

Current liabilities	$396
Non-current liabilities	2,725
Stockholders' equity	4,924
Total liabilities and stockholders' equity	$8,045

Operating results since equity-method investment acquired.
Revenues	$154
Operating loss	(5,151)
Net loss	$(5,151)
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net loss	(5,151)
Add back excluded acquisition intangible amortization, net	86
Adjusted comprehensive loss	$(5,065)
Company share of adjusted net loss at 20.58%	$(1,043)
Equity investment in affiliate	$4,865

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations is summarized as follows:

	At December 31,
(In thousands)	2019	2018
Land	$395	$382
Buildings	4,117	3,976
Leasehold improvements	109	109
Equipment	1,274	1,357
Property and equipment, gross	5,895	5,824
Less accumulated depreciation	(1,441)	(1,284)
Property and equipment, net	$4,454	$4,540

Depreciation expense from continuing operations for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.3 million, and $0.3 million, respectively.

During the year ended December 31, 2019, the Company's continuing operations disposed of $0.2 million of property and equipment with an accumulated depreciation at disposal of $0.2 million.

During the year ended December 31, 2018, the Company's continuing operations disposed of $5.6 million of property and equipment with an accumulated depreciation at disposal of $0.8 million. Included in disposals in 2018, was the sale of the Company's headquarters building for $8.1 million with a ten-year lease back and, accordingly, included a deferred gain of $2.9 million that was net of $0.4 million of sale-related expenses. As a result of the implementation and transition to the accounting guidance in ASC 842, Accounting for Leases, the deferred gain was recognized on January 1, 2019 as a credit to accumulated deficit.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2019 and 2018, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

				December 31, 2019		Identifiable Intangible	December 31, 2018		Identifiable Intangible
(In thousands)	*Estimated			Gross		Assets, less	Gross		Assets, less
	Useful			Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
	Life (in years)			Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets Energy Segment:
Order backlog		2		$2,938	$(2,938)	$—	$2,837	$(2,837)	$—
Trade name - Orbital-UK		10		1,579	(1,066)	513	1,526	(877)	649
Customer list - Orbital-UK		10		6,142	(4,146)	1,996	5,931	(3,411)	2,520
Technology rights		20		330	(213)	117	318	(173)	145
Technology-Based Asset - Know How		12		2,488	(1,399)	1,089	2,403	(1,151)	1,252
Technology-Based Asset - Software		10		539	(364)	175	521	(300)	221
Computer software	3	to	5	717	(331)	386	667	(140)	527
Total Energy Segment				14,733	(10,457)	4,276	14,203	(8,889)	5,314

Other category
Computer software	3	to	5	720	(698)	22	715	(676)	39
Product certifications		3		36	(36)	—	36	(36)	—
Total other category				756	(734)	22	751	(712)	39
Total Finite-lived assets
Total Identifiable other intangible assets				$15,489	$(11,191)	$4,298	$14,954	$(9,601)	$5,353

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

Intangible asset amortization by category was as follows:

	For the Years Ended December 31,
(In thousands)	2019	2018	2017

Trademarks and trade name	$153	$160	$154
Customer lists/relationships	595	622	600
Technology rights	32	33	30
Technology-based assets	253	265	255
Computer software	204	161	32
Other intangibles	—	—	2
Intangibles held by discontinued operations	400	661	768
Total amortization	$1,637	$1,902	$1,841

Estimated future amortization by category of finite-lived intangible assets at December 31, 2019 was as follows:

	For the Years Ending December 31,
(In thousands)	2020	2021	2022	2023	2024	2025 and thereafter	Totals
Trademarks and trade name	$158	$158	$158	$39	$—	$—	$513
Customer lists/relationships	614	614	614	154	—	—	1,996
Technology rights	33	33	33	18	—	—	117
Technology-based assets	261	261	261	221	208	52	1,264
Computer software	198	112	76	22	—	—	408
Total amortization	$1,264	$1,178	$1,142	$454	$208	$52	$4,298

Management reviews other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2019, management has evaluated the remaining finite-lived and indefinite-lived intangible assets and believes no impairment exists.

The following table reflects the carrying amount of goodwill as of December 31, 2018 and 2017, and the 2018 activity. There was no goodwill included in the consolidated balance sheet at December 31, 2019 and December 31, 2018.

(In thousands)	Energy	Other	Total
Balance, December 31, 2017	$4,549	$—	$4,549
Currency translation adjustments	(202)	—	(202)
Goodwill impairment	(4,347)	—	$(4,347)
Balance, December 31, 2018	$—	$—	$—

See Note 2 Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for information on the 2019 impairments to goodwill included in discontinued operations and the impairments included in continuing operations in 2018 and 2017.

6.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

At December 31, 2019 and 2018, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts, which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2019 and 2018, no foreign currency forward exchange contracts were outstanding.

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

The amount of gain recognized in income on the statement of operations is summarized below:

	Location of Gain
	Recognized in Income	For the Years Ended December 31,
(In thousands)		2019	2018	2017
Interest rate swap:	Other income (expense)	$—	$129	$111

7.          NOTES PAYABLE

Notes payable is summarized as follows:

	As of December 31,
(In thousands)	2019	2018
(a) Acquisition Note Payable - related party	$—	$5,304
(b) Notes Payable - Financing notes	473	—
Ending balance	$473	$5,304

(a)

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

(b)

Two notes payable for $358 thousand and $374 thousand to First Insurance Funding were executed in July and November 2019 by CUI Global for the purpose of financing a portion of the Company's insurance coverage. Note 1 has an annual percentage rate of 4.83% with eight monthly payments of approximately $46 thousand and will be paid off by March 1, 2020 and Note 2 has an annual percentage rate of 4.85% with ten monthly payments of approximately $38 thousand and will be paid off by September 1, 2020 .

The following table details the maturity of the notes payable for CUI Global, Inc.:

(In thousands)
As of December 31, 2019
2020	$473
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$473

8.          OVERDRAFT FACILITY AND LINE OF CREDIT

On October 5, 2016, Orbital Gas Systems Ltd. signed a $1.5 million pounds sterling five-year agreement with the London branch of Wells Fargo Bank N.A. for a multi-currency variable rate overdraft facility at a base rate plus a 2.25% margin (2.5% at December 31, 2018).

During April 2019, CUI Global replaced the existing line of credit and overdraft facilities with a new two-year credit facility with Bank of America for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility also included a $3 million sub-limit for use by CUI-Global non-loan party subsidiaries as a reserve under the borrowing base. The credit facility provided for working capital and general corporate purposes. The credit facility provided up to $10,000,000 in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest was based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company discontinued this line of credit in 2019 upon the sale of the domestic power and electromechanical businesses. The additional credit was no longer needed due to the cash influx from the sale of the businesses, and the sold businesses were a primary source of collateral for the line of credit.

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

Commissions, Royalty and License Fee Agreements

Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. We deal with a number of independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees in order to maintain technical rights and exclusivity. As of December 31, 2019 and 2018, $9 thousand and $3 thousand, respectively, was accrued for royalty and license fees payable in accrued expenses.

Employment Agreements

As of the year ended December 31, 2019, the following employment agreements were in place:

William J. Clough, General Counsel of CUI Global, Inc. and Executive Chairman of the Company’s board of directors

Mr. Clough is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. Clough's employment agreement includes a grant for 1,600,000 options; however, the grant is subject to the approval of an equity incentive plan by shareholders within one year of the employment agreement. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Clough to severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. At December 31, 2019, 2018, and 2017, there was an accrual of $0, $30 thousand, and $33 thousand, respectively, for compensation owed to Mr. Clough.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries, Chief Operating Officer of the Energy Division

Mr. Ford is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $500 thousand, year 2 of $550 thousand and year 3 of $600 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. Ford's employment agreement includes a grant for 960,000 options; however, the grants are subject to the approval of an equity incentive plan by shareholders within one year of the grant. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for ordinary benefits provided to employees of the Company. The agreement entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. At December 31, 2019, 2018, and 2017, there was an accrual of $0, $21 thousand, and $22 thousand, respectively, for compensation owed to Mr. Ford.

James F. O’Neil III, Chief Executive Officer, Vice Chairman of the Board of Directors, and Chief Executive Officer of the Company’s wholly owned subsidiaries

Mr. O'Neil is employed under a three-year employment contract with the Company, which became effective October 1, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. O'Neil's employment agreement includes a grant for 1,000,000 options and he also received a grant for 600,000 options when he was initially appointed to the Board of Directors, however the grants are subject to the approval of an equity incentive plan by shareholders within one year of the grants. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. O'Neil to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

Off-Balance Sheet Arrangements - Obligations under Certain Guarantee Contracts

The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. As of December 31, 2019, the Company is an indemnitor on a surety bond for an unconsolidated third party related to a $4.6 million project that is approximately 90% complete and expected to be completed in 2020. The Company does not expect any liability associated with this off-balance sheet arrangement.

10.          STOCKHOLDERS’ EQUITY

Common Stock Dividend Restrictions

As of December 31, 2019, there are no restrictions on common stock dividends. Also, at December 31, 2019 and 2018, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances

(Dollars in thousands)
Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value or net proceeds recorded at issuance
January, April, July, and October 2019	Vested restricted common stock	Expense	Four board members	Director compensation	164,713	$162

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17
Total 2019 issuances					183,550	$179	(1)

January, April, July and October 2018	Vested restricted common stock	Expense	Four board members	Director compensation	72,157	$175
January and July 2018	Common stock	Expense	Three Employees	Approved bonuses	68,118	183	(2)
July and December 2018	Common stock	Expense	Related Party, James McKenzie	Pursuant to royalty agreement	5,755	14	(2)
Total 2018 issuances					146,030	$372	(3)(4)

January, April, August and October 2017	Vested restricted common stock	Expense	Four board members	Director compensation	49,980	$200
January, February and June 2017	Common stock	Expense	Three Employees	Approved bonuses	28,634	182	(5)
January and December 2017	Common stock	Expense	Related party, James McKenzie	Pursuant to royalty agreement	3,293	16	(5)
January and February 2017	Common stock	Expense	Two Employees	Cashless stock option exercises	245	—	(6)
May 2017	Common stock	Prepaid expense/expense	Third-party consultant	Strategic investor marketing services	15,000	57	(7)
October 2017	Common stock	Cash	Various third-party shareholders	Equity raise	7,392,856	18,905
Total 2017 issuances					7,490,008	$19,360	(8)

(1)

Total excludes $36 thousand of 2019 stock compensation and $3 thousand of 2018 stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2019.

(2)	Includes bonus and royalty of $170 thousand that was accrued and expensed in 2017.
(3)	Total excludes $3 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2018.
(4)	Excludes $24 thousand of stock compensation for stock issued in 2017 that was amortized from prepaid expense in 2018.
(5)	Includes bonuses and royalty of $176 thousand that were accrued and expensed in 2016.
(6)	The Company received $0 for the issuance in the cashless option exercises.
(7)	Amount includes $24 thousand that was included in prepaid expense at December 31, 2017.
(8)	Does not include stock expense of $170 thousand included in accrued liabilities at December 31, 2017 for unissued stock.

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

On May 16, 2008 the Company’s board of directors adopted the 2008 Equity Incentive Plan (the ‘‘Equity Incentive Plan’’) and authorized 1,500,000 shares of Common Stock to fund the Plan. At the 2008 Annual Meeting of Shareholders held on September 15, 2008, the Equity Incentive Plan was approved by the Company shareholders. At the 2009 Annual Meeting of Shareholders held on September 29, 2009, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. All of these shares have been registered under Form S-8.

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

A summary of the options issued to employees and directors and changes during the year are presented below:

	For the Year Ended December 31, 2019
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	923,898	$6.32	3.64	$—
Expired	(74,263)	7.22
Balance at end of year	849,635	$6.24	2.95	—
Exercisable	849,635	$6.24	2.95	—

As of December 31, 2019, 2018, and 2017 all issued and outstanding stock options were fully vested. There were no options granted during 2019, 2018 or 2017. As of December 31, 2019, there are no remaining shares available to grant under these equity incentive plans.

11.          RELATED PARTY TRANSACTIONS

During 2019, 2018 and 2017, $0.2 million, $0.3 million and $0.3 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, see Note 7 Notes Payable, for further details.

Executive Chairman of the Board of Directors, Chief Legal Counsel, and former Chief Executive Officer, William J. Clough’s son Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company, and as Chief Sales Officer for the Energy Division. In 2019, 2018, and 2017, Mr. Clough received an aggregate salary of $269 thousand, $213 thousand, and $200 thousand, respectively, and received a cash bonus of $158 thousand, $150 thousand, and $150 thousand in fiscal 2019, 2018, and 2017, respectively. He also received other benefits valued at $49 thousand, $49 thousand, and $41 thousand in 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, there was an accrual of $0 thousand and $13 thousand, respectively, for compensation accrued to Nicholas J. Clough. Nicholas J. Clough does not report to the William J. Clough nor does William J. Clough have input regarding Nicholas J. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any related-party bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

Orbital employs three owners of EnDet, Ltd. from which the Company licenses its VE Technology. See Note 9 - Commitments and Contingencies - Commissions, Royalty and License Fee Agreements for more information on license fee agreements.

12.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(In thousands)	As of December 31,
	2019	2018
Foreign currency translation adjustment	$(4,371)	$(4,396)
Accumulated other comprehensive loss	$(4,371)	$(4,396)

13.     RESTRUCTURING AND IMPAIRMENT CHARGES

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The remaining assets remain held-for-sale. However, in conjunction with that sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada and CUI Japan during 2020. As such, the Company has recorded an accrued liability of $3.1 million for estimated employee termination costs. The termination costs are expected to begin during 2020 based around backlog production and delivery schedule requirements. The lease for the CUI-Canada facility completes during 2020 and the CUI Japan lease includes a four-month notice period to terminate. During the fourth quarter of 2019, the Company performed an impairment assessment for the remaining power and electromechanical assets, resulting in $0.3 million of impairments associated with CUI-Canada goodwill, CUI-Japan goodwill, and certain CUI-Canada acquisition intangibles that were written off.

14. INCOME TAXES

(Loss) income before income taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
Continuing operations	$(16,582)	$(22,666)	$(16,196)
Discontinued operations	12,908	5,135	2,001
Loss before income taxes	$(3,674)	$(17,531)	$(14,195)

Loss from continuing operations before taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
U.S. operations	$(11,278)	$(9,684)	$(8,792)
Foreign operations	(5,304)	(12,982)	(7,404)
Loss before income taxes	$(16,582)	$(22,666)	$(16,196)

The income tax (benefit) expense allocation for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
Continuing operations	$(2,956)	$(1,342)	$(2,251)
Discontinued operations	411	1,136	645
Total income tax (benefit)	$(2,545)	$(206)	$(1,606)

The income tax (benefit) from continuing operations consisted of the following:

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current provision	—	—	—
Deferred:
Federal	(2,368)	(894)	(1,370)
State and local	(588)	(142)	(1)
Foreign	—	(306)	(880)
Total deferred (benefit)	(2,956)	(1,342)	(2,251)
Total income tax (benefit)	$(2,956)	$(1,342)	$(2,251)

The following table provides a reconciliation of the federal statutory tax at 21% to the recorded tax expense (benefit) from continuing operations for the years ended December 31, 2019 and 2018, respectively, and 34% to the recorded tax expense (benefit) for the year ended December 31, 2017:

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
Computed federal income taxes at the statutory rate (benefit)	$(3,482)	$(4,760)	$(5,507)
Permanent tax differences	(23)	(122)	(262)
Foreign tax rates and tax credits differing from USA	435	747	1,021
Purchased goodwill and intangible impairments	—	828	1,072
Change in valuation allowance	114	1,965	1,425
Total income tax (benefit)	$(2,956)	$(1,342)	$(2,251)

Effective tax rate	17.83%	5.92%	13.90%

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, respectively, are as follows:

(In thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$12,130	$12,317
Inventory and accounts receivable reserves	306	234
Other	1,956	569
Valuation allowance	(12,447)	(12,333)
Deferred tax assets after valuation allowance	1,945	787
Deferred tax liabilities
Intangible assets	(476)	(848)
Property, plant and equipment	(1,469)	61
Total deferred tax liabilities	(1,945)	(787)
Net deferred tax asset (liability)	$—	$—

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The net deferred tax liability is recorded as of December 31, 2019 and December 31, 2018 as follows were zero for both year-end dates:

As of December 31, 2019 and 2018, the Company recorded a valuation allowance of $12.4 million and $12.3 million, respectively. During the year ended December 31, 2019 and 2018, the Company recorded an increase in valuation allowance of $0.1 million and $2.0 million, respectively. As of December 31, 2019, the Company has available federal, state and foreign net operating loss carry forwards of approximately $37.2 million, $32.3 million and $15.5 million, respectively which have various expiration dates beginning in 2027 through 2038.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Canada, Japan and the United Kingdom. As of December 31, 2019, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the USA for years prior to 2016.

The Company accounts for income tax uncertainties using a threshold of "more-likely-than-not" in accordance with the provisions of ASC Topic 740, Income Taxes ("ASC 740"). As of December 31, 2019, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

15.      CONCENTRATIONS

During 2019, 31% of revenues were derived from two customers that individually had over 10% of our total revenues: S&B Engineers with 21% and Costain Oil, Gas & Process Ltd with 10%. During 2018, 27% of revenues were derived from two customers that individually had over 10% of our total revenues: National Grid with 15% and S&B Engineers with 12%. During 2017, 55% of revenues were derived from three customers that individually had over 10% of our total revenues: National Grid with 26%, Scotia Gas Networks with 18%, and S&B Engineers with 11%.

The Company’s major product lines in 2019, 2018 and 2017 were natural gas infrastructure solutions.

At December 31, 2019, of the gross trade accounts receivable totaling approximately $5.3 million, three individual customers that made up approximately 50% of the Company's total trade accounts receivable: Energy Transfer at 24%, Costain Oil, Gas and Process Ltd at 14% and S&B Engineers at 12%. At December 31, 2018, of the gross trade accounts receivable totaling approximately $5.1 million, approximately 38% was due from two customers: Costain Oil, Gas & Process Ltd at 24% and National Grid at 14%.

There were no suppliers greater than 10% of purchases in 2019, 2018 or 2017.

With the operations of Orbital UK, the Company has foreign revenue and trade accounts receivable concentrations in the United Kingdom. For the years ended December 31, 2019, 2018 and 2017, the Company had foreign revenue concentrations in the United Kingdom of 57%, 74%, and 77%, respectively. Also during the years ended December 31, 2019, 2018 and 2017, the Company had trade accounts receivable concentrations in the United Kingdom of 49%, 80%, and 79%, respectively.

16. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the transition method of adoption. Under the transition method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less (after consideration of renewal options) from being recorded on the Company's consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. At December 31, 2019 the Company did not factor in any renewal options when calculating its consolidated right-of-use assets and lease obligations as the options were not considered reasonably certain to be exercised. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. Determining whether a contract contains a lease requires judgement. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

In December 2018, the Company entered into a sale-lease back transaction to sell and leaseback the CUI, Inc. Tualatin facility. The Company sold the Tualatin headquarters and warehouse for $8.1 million at a deferred gain of $2.9 million and has leased back the facility for approximately $53 thousand per month until December 2028. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises. As a result of the implementation and transition to the accounting guidance in ASC 842, the deferred gain was recognized on January 1, 2019 as a credit to accumulated deficit.

Orbital-UK has a number of operating leases on vehicles, equipment, and accommodations for visiting personnel. During the year ended December 31, 2019, the monthly combined rent on these leases was approximately $35 thousand.

The Company rents office and warehouse space in Houston, Texas through December 2022 and have one truck lease and a copier lease. During the year ended December 31, 2019, rent expense on these leases were a combined approximately $33 thousand per month. The office and warehouse lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

Consolidated rental expense was $1.3 million for the year ended December 31, 2019 and is included in selling, general and administrative expense, on the condensed consolidated statement of operations.

Future minimum operating lease obligations for continuing operations at December 31, 2019 are as follows for the years ended December 31:

(In thousands)
2020	$1,173
2021	1,074
2022	1,063
2023	609
2024	626
Thereafter	2,688

Interest portion	(1,560)

Total operating lease obligations	$5,673

Total lease cost and other lease information is as follows:

For the Year Ended December 31, 2019
(In thousands)
Operating lease cost	$1,016
Short-term lease cost	205
Variable lease cost	122
Sublease income	(55)
Total lease cost	$1,288

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in operating leases	$(1,210)
Right-of-use assets obtained in exchange for new operating lease obligations	$6,473 *
Weighted-average remaining lease term - operating leases (in years)	7.4

Weighted-average discount rate - operating leases	6.4%

* Includes $7.7 million recorded at the date of implementation of ASC 842 on January 1, 2019 less $1.5 million later reclassified to assets held for sale at our discontinued operations.

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

The following lease disclosures as of December 31, 2018 for continuing operations were required under previous accounting guidance under ASC 840 and under the transition guidance of ASC 842:

CUI executed a sale-leaseback transaction of its Tualatin, Oregon headquarters facility in December of 2018. There was $16 thousand of rent expense associated with this lease in 2018.

Orbital-UK has a number of leases, on vehicles, equipment, and on accommodations for visiting personnel. During the year ended December 31, 2018, the monthly combined rent on these leases was approximately $32 thousand.

In January 2015, the Company rented office and warehouse space in Houston, Texas for its Orbital North America operations. During the year ended December 31, 2017, the monthly rent of this lease, which terminated in January 2018, was approximately $10 thousand. In November 2017, the Company relocated to another rented office and warehouse space in Houston, Texas. Rent expense on this lease is approximately $30 thousand per month.

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

17.        SUBSEQUENT EVENTS

Management has reviewed for subsequent events and identified the following:

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in the first quarter of 2020, including supply chain disruptions, delays in some customer projects, and adjustments for staffing to work from home, among other things. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects including a significant decline in the stock market, employee absences and adjustment to work from home situations, among other things. At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Although our operations qualify as “Essential Critical Infrastructure Work” under the most recent US Department of Homeland Security guidelines, infections have become more widespread, which may worsen the supply shortage or force us to restrict our operations. In addition, due to the further spread of the outbreak where we have corporate offices, we have implemented various measures including remote working solutions, reduced hours, adjusted shifts, and placed various restrictions on access to our offices, which could negatively impact productivity, particularly if we restrict access to our offices for a longer period of time. Any of these occurrences may have a negative impact on our business, financial condition or results of operations. Therefore, while we expect this matter to negatively impact our results, the related financial impact cannot be reasonably estimated at this time.

On January 1, 2020, the Company agreed to the purchase of the VE Technology designated intellectual property for a total of 1.5 million British Pounds (approximately $2.0 million), payable 750 thousand GBP during Q1 2020 and the remaining balance due July 31, 2020.  Through this acquisition, the Company will no longer owe royalties on sales of its VE Technology products and will control all rights to the use of the VE Technology.

CUI Global announced that on March 24, 2020, it entered into a definitive agreement to acquire Reach Construction Group, LLC, an industry-leading solar construction company. The transaction will consist of third-party debt and company equity valued at approximately $37.0 million (excluding working capital and certain other adjustments upon closing). The acquisition is expected to close in April 2020, subject to customary closing conditions.  On March 13, 2020, the Company entered into a short-term promissory note receivable for $3 million with Reach Construction Group.  The note accrues interest at 6% per annum and is payable in sixty days.  Upon closing of the acquisition of Reach Construction Group, that note will become an intercompany receivable.

Stock Issuances in 2020

On February 3, 2020, 37,312 shares of common stock were issued to a third party pursuant to a royalty agreement. The shares were valued at $39 thousand based on the dates earned under the royalty agreement.

QUARTERLY FINANCIAL DATA - UNAUDITED

CUI Global, Inc.

(In thousands, except share and per share information)

	March 31	June 30	September 30	December 31 (1)
Quarter ended:
2019
Total revenue	$5,458	$6,261	$6,073	$5,700
Total cost of revenue	4,271	4,540	4,652	4,217
Gross profit	1,187	1,721	1,421	1,483
Gross profit percent	22%	27%	23%	26%
Selling, general and administrative	4,835	4,463	4,793	5,972
Depreciation and amortization	406	384	365	389
Research and development	52	51	20	16
Bad debt	67	61	(18)	21
Other operating expenses	(2)	—	(11)	(7)
Operating loss	(4,171)	(3,238)	(3,728)	(4,908)
Income (loss) from continuing operations	(3,757)	(3,689)	(3,236)	(2,944)
Income from discontinued operations	754	1,424	2,924	7,395
Net income (loss)	$(3,003)	$(2,265)	$(312)	$4,451
Income (loss) per common share:
Basic and diluted income (loss) per common share from continuing operations	$(0.13)	$(0.13)	$(0.11)	$(0.10)
Basic and diluted income per common share from discontinued operations	0.02	0.05	0.10	0.26
Basic and diluted income (loss) per common share from net income	$(0.11)	$(0.08)	$(0.01)	$0.16
Basic and diluted weighted average common shares outstanding	28,583,600	28,634,766	28,691,206	28,706,671

Quarter ended:
2018
Total revenue	$4,946	$2,807	$5,155	$7,434
Total cost of revenue	3,598	2,427	3,834	7,924
Gross profit	1,348	380	1,321	(490)
Gross profit percent	27%	14%	26%	(7)%
Selling, general and administrative	4,739	4,813	4,222	4,855
Depreciation and amortization	371	403	388	387
Research and development	31	38	47	39
Bad debt	1	—	4	8
Impairment of goodwill and intangible assets	—	1,263	—	3,084
Operating loss	(3,794)	(6,137)	(3,340)	(8,863)
Loss from continuing operations	$(3,257)	$(6,157)	$(3,041)	$(8,869)
Income (loss) from discontinued operations	(4)	1,392	1,507	1,104
Net loss	$(3,261)	$(4,765)	$(1,534)	$(7,765)
Loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.11)	$(0.22)	$(0.11)	$(0.31)
Basic and diluted income (loss) per common share from discontinued operations	—	0.05	0.06	0.04
Basic and diluted loss per common share from net loss	$(0.11)	$(0.17)	$(0.05)	$(0.27)
Basic and diluted weighted average common shares outstanding	28,488,032	28,506,154	28,527,234	28,547,149

(1) Total cost of revenue for the fourth quarter of 2018 includes a $1.4 million adjustment to inventory reserve and a $1.5 million impairment of Deposits and other assets in the Energy segment.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 20, 2019, Perkins & Company, P.C. (Perkins) was dismissed from the client-auditor relationship by CUI Global, Inc. (“the Company”). The termination of the relationship with the independent registered accounting firm was approved by the Audit Committee and ratified by the CUI Global Board of Directors.

In connection with the audit of CUI Global Inc., during the three fiscal years ended December 31, 2018, 2017 and 2016 and the subsequent period through June 20, 2019, there were no (1) disagreements between the Company and Perkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

Effective June 20, 2019, the Audit Committee appointed Grant Thornton LLP, as its independent registered public accounting firm to audit CUI Global, Inc.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2019:  insufficient resources within the accounting function related to technical accounting interpretation and guidance, financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019. The deficiencies largely have arisen during 2019 because of the divestiture of certain operations and the loss of personnel supporting the financial transaction processing and reporting functions. The deficiencies did not result in material adjustment to the fiscal year ended December 31, 2019.

To remediate our internal control weakness, management has and will continue to implement subsequent to December 31, 2019 the following measures:

• Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements.
• Review, assess and replace as needed third party consultants and professional advisors involved in the accounting policies, procedures and financial reporting processes.
• Provide adequate training and resources for the additional personnel or outside consultants.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2019, we have seven directors, four of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market.

The board of directors has five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.CUIGlobal.com. During 2019, two directors missed two board meetings each. In each of those instances, the board members were informed of the meeting agenda and results. All directors attended, either in person or electronically, all of the meetings held by the committees on which such director served.

The following are officers and directors of the Company with their ages as of December 31, 2019, and a list of the members of our five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee.

William J. Clough, Esq. General Counsel of CUI Global, Inc. Mr. Clough is also a Director and Executive Chairman of the Company’s board of directors age 68 (Seat 1)

Mr. Clough has served on the board of directors since 2006. Mr. Clough was reelected at the 2019 Annual Meeting of Shareholders to serve a one-year term.

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

Mr. Clough received his Juris Doctorate, cum laude, from Hastings College of the Law in 1990. He obtained one of the largest ever non-wrongful death jury verdicts in Los Angeles County Superior Court in 2000 and successfully represented parties in multi-million-dollar cases throughout the United States. Mr. Clough is certified to practice law in state and federal courts in California, Illinois, Hawaii, and before the United States Supreme Court. Mr. Clough worked as a police officer for 16 years at the local, state, and federal level including as a Federal Air Marshall flying in Southern Europe and the Middle East.

C. Stephen Cochennet, Director, age 63 (Seat 2)

Mr. Cochennet was appointed to the CUI Global Board of Directors at its December 1, 2017 annual meeting to fill a director vacancy on the board of directors. Mr. Cochennet is an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. Mr. Cochennet was elected at the 2019 Annual Meeting of Shareholders to serve a one-year term.

Mr. Cochennet has served as CEO/President, of Kansas Resource Development Company, a private oil and gas exploration company since 2011. From 2011 through 2015 he was also the CEO and president of Guardian 8 Corporation. From 2005 to 2010 Mr. Cochennet was the Chairman, President, and Chief Executive Officer of EnerJex Resources, Inc., a publicly traded SEC registered Oil and Gas Company. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC. in which he supported several Fortune 500 and international companies, as well as several natural gas/electric utilities and various startup organizations. Services provided included strategic planning, capital formation, corporate development, human resources, executive compensation, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City, Missouri. His responsibilities included finance, administration, operations, human resources, benefits, corporate development, natural gas/energy marketing, and initiating several startup operations. Prior to his experience at Aquila Mr. Cochennet served 6 years with the Federal Reserve System managing problem and failed banking institutions primarily within the oil and gas markets.

Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Daniel N. Ford, Chief Financial Officer of CUI Global Inc. and Subsidiaries and Chief Operating Officer of the Energy Division, age 40

Mr. Ford has a background in audit with big 4 accounting firms, including KPMG. As CFO of CUI, Mr. Ford has consistently moved CUI into a position of efficiency, and forward thinking, transforming many of CUI's accounting and financial management processes while working directly with CUI’s operating groups.

Mr. Ford has implemented improved ERP systems, worked in conjunction with Mr. Clough on the 2012, 2013 and 2017 equity raises, listing onto the Nasdaq Capital Market, various acquisitions including Orbital Gas Systems Ltd. and the 2019 divestitures of the CUI Inc. power and electromechanical business units.

Mr. Ford serves on the board of the Portland Providence Medical Foundation whose purpose is to connect people with Providence to advance research, health care and wellness.

Mr. Ford earned his B.B.A with a double major in Finance and Accounting from the University of Portland and holds an MBA from George Fox University.

Corey A. Lambrecht, Director, age 50 (Seat 5)

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Shareholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. Mr. Lambrecht was reelected at the 2019 Annual Meeting of Shareholders to serve a one-year term.

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

Mr. Lambrecht has previously served as a director of ORHub to SaaS company as well as a strategic consultant for American Rebel Holdings, Inc.  He served as Director of Sales for Leveraged Marketing Associates, the worldwide leader in licensed brand extension strategies.  While Executive Vice President for Smith & Wesson Holding Corporation, he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions.  He previously served as an independent Board Member for Lifestyle Wireless/Text-a-Day in conjunction with the Company's merger with publicly traded Carbon Credits International (now operating as SinglePoint), and recently rejoined the Company as its CFO. Previously, Mr. Lambrecht served as an independent director of Guardian 8 Holdings.  He was the former President of A For Effort, an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League.  Mr. Lambrecht's prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

James F. O’Neil III, Chief Executive Officer, Vice Chairman of the Board of Directors, Director, as well as Chief Executive Officer of the Company’s wholly owned subsidiaries, age 61

James Francis O'Neil III, a veteran executive of the power industry, earned a B.S. in Civil Engineering from Tulane University in 1980. He is the principal owner of Forefront Solutions, LLC. since October 2017.

Mr. O’Neil joined Quanta Services, Inc. in 1999 as Vice President of Operations Integration and in 2002 advanced to Senior Vice President of Operations Integration & Audit. He continued to advance to Chief Operating Officer from October 2008 to 2011, then as the Chief Executive Officer from May 19, 2011 to March 14, 2016 and President from October 2008 to March 14, 2016. Throughout his tenure at Quanta, he was responsible for various initiatives including the company’s growth strategy, internal audit, and merger and acquisition initiatives.

Mr. O’Neil currently serves on the board of Hennessy Capital Acquisition Corp. IV (Independent Director since February 2019), FirstEnergy Corp. (Independent Director since 2017) and NRC Group Holdings Corp. (NYSE American: NRCG) (director since 2017).

From 1980 to 1999, Mr. O'Neil held various positions with Halliburton Company, lastly as Director, Global Deepwater Development.

Mr. O’Neil and his wife, Tracey, are personally active and loyal financial supporters of Waller/Austin Counties, Texas non-profit programs devoted to providing scholarship funds to students who participate in the 4H Club and fair programs throughout the year.

Sean P. Rooney, Director, age 48 (Seat 3)

Mr. Rooney was elected to serve as a director at the 2008 Annual Meeting of Shareholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. Mr. Rooney was reelected at the 2019 Annual Meeting of Shareholders to serve a one-year term.

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

Sarah Tucker, Director, age 74

Sarah Tucker was appointed to the Board of Directors, effective October 1, 2019, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market.

Sarah Tucker is a veteran executive for the business development, planning, engineering, procurement and construction of oil and gas projects globally. She has led projects with budgets from $5M to over $3B in refining, petrochemicals, power, and offshore (both shallow and deep-water) for oil and liquified natural gas in Angola, Brazil, China, India, Italy, Korea, Mexico, Nigeria, Oman, Qatar, Spain, the United Kingdom and the United States.

She has served as an operation executive and managing director for major engineering, construction and petrochemical technology companies including Kellogg, KBR, Kellogg-Mitsubishi Development Company, Raytheon Engineers and Constructors, Kvaerner Engineering and Construction of Norway.

Over the past several years, she has worked closely with Mexican national oil company PEMEX to establish the country’s first deep water project valued at $14B.

According to her personal and professional philosophy, Sarah believes in developing strong relationships and respecting diverse cultures.  As part of her philosophy, she led in 1992 a program to author a 51-page report which became the American Petroleum Institute publication Environmental Design Considerations for Petroleum Refining Crude Processing Units.

Her parallel and subsequent effort with the World Bank was successful in striking a balance between the interests of indigenous people and major oil companies allowing projects to proceed in Africa.  The publication became an influential guide for doing business in the developing world.

Sarah has studied at the University of Kansas, Rice University and Lamar University.  She is a licensed professional engineer and holds a bachelor’s degree in Civil/Structural Engineering from Lamar.

She served on the Rice University Engineering and Construction Global Forum from 2008 - 2016, serving as chair from 2008 - 2010.

As a leading woman in her industry, she has been the first woman to hold several positions including that of vice president of operations.  Sarah is a recipient of the 2015 National Women’s Council Award. She is an Executive Member of Women’s Energy Network and a Member of Executive Business Women’s Council in Mexico City.

Paul D. White, Senior Vice President of CUI Global, Inc. and Director, age 58 (Seat 4)

Mr. White was appointed in April 2014 as a director to fill a vacancy and continues to serve on the board of directors. Mr. White was reelected at the 2019 Annual Meeting of Shareholders to serve a one-year term.

Mr. White is a graduate of Humboldt State University and brings to the CUI Global board over 25 years of upper-level business management skills. Prior to being appointed Senior Vice President of CUI Global in 2019, Mr. White served as President of Orbital Gas Systems, Ltd. for approximately two years. Prior to Orbital, Mr. White served as Vice President of the Healthcare Division for Securitas Security Services, a global security company. His responsibilities included direct responsibility for profit and loss statements with approximately $130 million in revenues, along with management, control, and supervision of approximately 3,000 employees working at 44 Medical Centers & Hospitals and over 600 Medical Office and client corporate buildings throughout the United States. He previously served in the Office of the General Counsel and Risk Services, as an Environmental Risk Consultant with Sutter Health Support Services - Corporate Services. His key responsibilities included: formulating best practice solutions to minimize/eliminate existing and potential employee health & safety and security exposures as well as consultations of state, federal, and professional standards for Risk Control/Environmental Health, Security & Safety programs such as OSHA, TJC, DHS, EPA, NFPA, and DOT.

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

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charters for each of the Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee, Nominating Committee, a policy for Director Independence,  and Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the Internet at our website www.CUIGlobal.com.

Our Corporate Governance Practices

We have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

The Board of Director’s Role in Risk Oversight

The board of directors and its committees have an important role in the Company’s risk oversight, management and assessment process. The board regularly reviews with management the Company’s financial and business strategies, which include a discussion of relevant material risks as appropriate. The board discusses with the Company’s outside general counsel, as appropriate, its risk oversight and assessment as well as any material risks to the Company. In addition, the board delegates risk management responsibilities to the Audit Committee and Compensation Committee, which committees are each comprised of independent directors. The Audit Committee, as part of its charter, oversees the Company’s risk oversight, management and assessment of the Company and oversees and assesses the risks associated with the corporate governance and ethics of the Company. Risk considerations are a material aspect of the Compensation Committee. The Compensation Committee is responsible for overseeing the management of risks relating to executive compensation. In addition, the Compensation Committee also, as appropriate, assesses the risks relating to the Company’s overall compensation programs. The Investment Committee is responsible for overseeing and advising on possible investment opportunities as well as to administer and operate the Company’s investment portfolio. This includes aligning investment policies and strategies with the Company’s short and long-term goals, as well as setting benchmarks to evaluate long-term objectives and continual evaluation of the investment strategies. While the Committees oversee the management of the risk areas identified above, the entire board is regularly informed through committee reports about such risks. This enables the board and its committees to coordinate the risk management, assessment and oversight roles.

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

Communications with the Board of Directors

Stockholders may communicate with the board of directors by writing to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, or via telephone at (832) 467-1420. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Ethics and Business Conduct for all our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.CUIGlobal.com or by making a written request to the Company at CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, or via telephone at (832) 467-1420. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.CUIGlobal.com.

Ensuring Auditor Independence

We have taken several steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2019, our board of directors consists of seven directors. Four of our seven directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The NASDAQ Stock Market. Our board of directors has the following standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nominating Committee. Each of the committees operates under a written charter adopted by the board of directors. All committee charters are available on our website at www.CUIGlobal.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2019, the Audit Committee held six formal meetings.

At December 31, 2019, the Audit Committee is comprised of Sean P. Rooney, Chairman, C. Stephen Cochennet, and Corey A. Lambrecht. Messrs. Rooney, Cochennet, and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The NASDAQ Stock Market.

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
•

discussed with Grant Thornton LLP., the Company’s independent registered public accounting firm, the matters required to be discussed by General Auditing Standard 1301: Communications with Audit Committees as adopted by the Public Company Accounting Oversight Board; and

•

received the written disclosures and letter from Grant Thornton LLP as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Grant Thornton LLP its independence from CUI Global.

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Grant Thornton LLP is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Sean P. Rooney, Chairman

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

Disclosure Committee

We have formed a Disclosure Committee, which has been adopted by our CEO and CFO (‘‘Principal Officers’’) and ratified by our Audit Committee. The Disclosure Committee assists our Principal Officers in fulfilling their responsibility for oversight of the accuracy, completeness and timeliness of our public disclosures including, but not limited to our SEC filings, press releases, correspondence disseminated to security holders, presentations to analysts and release of financial information or earnings guidance to security holders or the investment community. The Disclosure Committee consists of our Principal Officers, the individual or representative of the firm primarily charged with investor/public relations, the Audit Committee Chairman and outside SEC counsel. Our Executive Chairman is Chairman of the committee. Our Senior Officers may replace or add new members from time to time. Our Senior Officers have the option to assume all the responsibilities of this committee or designate a committee member, who shall be a person with expertise in SEC and SRO rules and regulations with respect to disclosure, who shall have the power, acting together with our Senior Officers, to review and approve disclosure statements when time or other circumstances do not permit the full committee to meet. You may review the full text of our Disclosure Committee Charter on our website, www.CUIGlobal.com, under the link, governance.

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

Investment Committee

The purpose of the investment committee is to administer and to operate the portfolio. The members of the investment committee are fiduciaries of the portfolio, with responsibility for overseeing investment policies, general policies, guidelines, investment performance and related risk management. Committee members will fulfill their duties solely on behalf of the company’s mission. In addition to aligning investment policies and strategies with the company’s short- and long-term goals, investment committees must set benchmarks to evaluate long-term objectives and continually evaluate their strategies to keep pace with market fluctuations and changes.

Investment Committee shall also provide initial oversight and analysis of potential acquisition targets being considered by Management. In that capacity, Investment Committee members may, among other things, participate in reviewing initial due diligence; visit prospective acquisition targets; participate in strategy and other discussions with Management; and, where appropriate, more.

At December 31, 2019, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Daniel Ford, CFO.

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2019, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht, and C. Stephen Cochennet, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the NASDAQ Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three formal meetings during fiscal 2019. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the proxy statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

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

The performance based compensation for our executives may be in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long-term incentive equity awards are typically granted in restricted stock or stock options. These awards generally vest over a two to four-year period. This opportunity for share ownership was to provide incentive and retain key employees and align their interests with our long-term strategic goals. As of December 31, 2019, the Company does not have an approved equity incentive plan, and expects to submit a proposal for a new equity incentive plan to shareholders for approval during 2020.

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

Compensation Setting Process

Management’s Role in the Compensation Setting Process

Management plays a significant role in the compensation-setting process. The most significant aspects of management’s role are:

•	assisting in establishing business performance goals and objectives;
•	evaluating employee and Company performance;
•	CEO and/or Executive Chairman recommending compensation levels and awards for executive officers;
•	implementing the board approved compensation plans; and
•	assistance in preparing agenda and materials for the Committee meetings.

The Chief Executive Officer and/or Executive Chairman generally attends the Committee meetings; however, the Committee also regularly meets in executive session. The Chief Executive Officer and/or Executive Chairman makes recommendations with respect to financial and corporate goals and objectives and makes non-CEO executive compensation recommendations to the Compensation Committee based on Company performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the board of directors, for the board’s determination and approval of the executives’ and other members of senior management’s compensation, as necessary, including base compensation, short-term cash incentives and long-term equity incentives. For related party employee matters, appropriate personnel meet with the Compensation Committee to determine compensation and incentives and to review ongoing performance of the employee. The Chief Executive Officer’s and/or Executive Chairman’s performance and compensation are reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the board of directors.

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

Setting Performance Objectives

The Company’s business plans and strategic objectives are generally presented by management annually and as needed to the board of directors. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives and the difficulty in achieving the same. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial targets and strategic objectives from the adopted business plan as the primary targets for determining the executive officers’ short-term cash incentives and long-term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion, approximately twenty five percent, of the executive officers’ incentive compensation. In 2019, these non-financial performance goals and objectives included among other factors, divestiture of significant portions of the Power and Electromechanical segment, the identification and procurement process to enhance and enable the growth of the Company through strategic industry-specific acquisitions; the continued growth of the Orbital Gas Systems, North America operations; investment in VPS and reduction of costs at CUI-Canada; continued expansion within the global natural gas and energy markets; continued product development and new product introductions including various VE technology-based sample systems; and general and administrative management responsibilities. In addition, such factors as revenue growth; new product adoption; market penetration; M&A activities; and investment banking transactions were and are considered in setting compensation levels.

Annual Evaluation

The Chief Executive Officer and/or Executive Chairman recommends the actual incentive award amounts for all other executives based on actual Company performance relative to the targets set as well as on individual performance and recommends the executives’ base salary levels. The Compensation Committee considers these recommendations generally following the end of each fiscal year in determining its recommendations to the board of directors for the final short-term cash incentive and long-term equity award amounts for each executive. Executive base salary levels are reviewed in accordance with their respective employment agreements. The actual incentive amounts awarded to each executive are ultimately subject to the discretion of the Compensation Committee and the board of directors.

Voting Results on Executive Compensation (Say-on-Pay) Advisory Vote

As required by Section 14A of the Exchange Act, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate for making compensation decisions. At the annual meeting of shareholders held December 3, 2019, 41% percent of the shareholders present and voting on the proposal approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting filed with the Securities and Exchange Commission on October 2, 2019. As a result, the Compensation Committee concluded that the Company's shareholders were not supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to review such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

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

Elements of Executive Compensation

Total Compensation

Total compensation for our executives consists of three elements: (i) base salary; (ii) incentive cash award based on achieving specific performance targets as measured by revenues, cash flow and other objectives and (iii) equity incentive award, which is also performance based and may be paid out over a future period in the form of stock, restricted stock, stock appreciation rights, or stock purchase options. Base salaries are the value upon which both the incentive compensation percentage targets are measured against. For evaluation and comparison of overall compensation of the executives and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary, which sets forth for each executive: current compensation and current equity ownership holdings as well as the projected value of each and all such compensation elements, including distributions and dividends therefrom. Also included in the summary are comparative performance numbers, specific milestones, strategic objectives, and other elements used to measure each executive's individual performance.

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

Incentive Compensation

Incentive compensation is intended to align compensation with business objectives and performance and enable the Company to attract, retain and reward high quality executive officers whose contributions are critical to both the short and long-term success of the Company. The executives’ incentive awards are based upon three key performance metrics: (i) the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA); (ii) achievement of agreed-upon strategic and corporate performance goals; and/or (iii) existing Employment Agreement.

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

Retirement Plans

CUI Global and its wholly owned subsidiaries, CUI Inc. and Orbital Gas Systems, North America, Inc. maintain a 401(k) plan. The Company 401(k) retirement savings plan allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee’s contribution up to 6% of total compensation. Total employer contributions, net of forfeitures were $0.5 million, $0.5 million, and $0.4 million for 2019, 2018 and 2017, respectively. These amounts include $0.3 million, $0.4 million, and $0.3 million associated with discontinued operations.

Involuntary Termination, Resignation for Good Reason and Change in Control

Our executives are awarded protection from involuntary termination, resignation for good reason and change in control specifically provided in their employment contracts.

Under involuntary termination without cause or resignation for good reason, the Executive Chairman and Chief Executive Officer each would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should the executive be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

Under involuntary termination without cause or resignation for good reason, our Chief Financial Officer would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should the executive be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

Perquisites

The Company does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Employment Agreements

During fiscal year 2019, four executive officers were employed under employment agreements. Those executive officers are:

•	Executive Chairman, General Counsel, former Chief Executive Officer;
•	Chief Executive Officer;
•	Chief Financial Officer of CUI Global, Inc. and Chief Operating Officer of the Energy Division; and
•	Former President of CUI Inc., and Chief Operating Officer of the Power and Electromechanical Division;

To see the material terms of each named executive officer’s employment agreement, please see the footnotes to the Summary Compensation Table.

Executive Salary and Bonus Performance Assessment Considerations

Bonuses for certain executive officers and employees of CUI Global and subsidiaries are calculated based on historical financial and non-financial information and accomplishments based on an ongoing review and approval by the Compensation Committee and the Chief Executive Officer. Accordingly, the Company accrues bonuses through components calculated on prior data. This review also considers ongoing performance and incentives for those officers and employees to increase their performance. As such, bonuses calculated based on fiscal 2019 data are not necessarily earned or owed to the employees as of December 31, 2019 and there is no legal right by the employees to receive such bonuses upon either termination by the Company or voluntary termination, unless they have been approved based on the subsequent review of subjective items.

The performance assessment considerations for William J. Clough, Esq. in his capacity as President, Chief Executive Officer and General Counsel of CUI Global, Inc. and subsidiaries through September 30, 2019 and Chief Legal Officer and Executive Chairman, thereafter, include his successful management and implementation of acquisition and growth strategy, both domestically and internationally, that resulted in the March 2015 asset acquisition of Tectrol, Inc., a Canadian electronics company by CUI Inc. and the highly lucrative February 2016 purchase order from Europe’s largest natural gas transmission company for our GasPT product. This purchase order culminates several years of Mr. Clough’s personal effort. The Tectrol asset purchase entailed complex labor union negotiations and ongoing management support. Mr. Clough continues to expand new technology development, implementation, branding and sales by strategically expanding the VE Technology product recognition through adoption of mercury sampling and thermowells. As a primary initiator of the Company’s growth strategy, he engineered the Company’s launch of Orbital Gas Systems, North America, Inc. as a unified international GasPT and VE Technology sales headquarters. Mr. Clough continues to expand investor relations and strengthen investment banking relationships through regular investor meetings and conferences. In addition, Mr. Clough is the point-person for the Company's mergers and acquisition (M&A) strategy. In that capacity:

•

Mr. Clough spearheaded the divestiture of both the CUI Electromechanical Division (to a Management-led group) and divestiture of the CUI Power Division (to Bel Fuse) for a combined value of approximately $44.2 million - comprised of forgiveness of a $5.3 million Note; receipt of a $5.0 million Note Payable; and approximately $33.9 million in cash after working capital adjustments;

•

Mr. Clough identified and recruited James F. O’Neil, CUI Global’s chief executive officer, in order to begin a strategic acquisition and divestiture strategy designed to make CUI Global an energy-centric, services company along the lines of Quanta (Mr. O’Neil’s prior employer) and MasTec; and,

•

Mr. Clough provides insight, tactics, targets, and potential relationships to expand the Company's opportunities through strategic partnerships and acquisitions. His efforts have included strategic relationships with SAMSON AG, Socrate S.p.A., Daily Thermetrics, and others, along with various acquisition opportunities currently being explored by the Company.

As Corporate General Counsel, Mr. Clough is “hands on” in his management of corporate governance and legal issues, addressing employee concerns, providing personal direction and oversight of drafting revised and restated corporate bylaws and regularly communicating with the directors pertaining to various corporate matters as they arise.

The performance assessment considerations for James F. O’Neil, Chief Executive Officer of CUI Global, Inc. and its subsidiaries since October 1, 2019, include his extensive experience and prior success at building shareholder value and significant return-on-investment. Mr. O’Neil is a veteran executive of the energy infrastructure industry and has been instrumental in formulating and overseeing execution on CUI Global’s transformation plan that reshapes the company into a diversified energy services platform.

The performance assessment considerations for Daniel N. Ford, Chief Financial Officer of CUI Global, Inc. and subsidiaries and Chief Operating Officer of the Energy Division include his successful management of financial resources for CUI Global and subsidiaries including investments, corporate portfolio, cash and debt positions. Mr. Ford’s daily duties include ongoing development and oversight of global banking relationships and overall financial performance oversight and management of the accounting staff of CUI Global, Inc. and all subsidiaries. In 2016, Mr. Ford added the responsibility of Chief Operating Officer for the Energy Division including direct management of the Division's leadership teams as well as coordinating ongoing activities, planning and initiatives to continue growth within this division on a global basis. Mr. Ford efficiently communicates with the board pertaining to company activities, audit results and findings, growth and acquisition strategy and investment tactics. Mr. Ford oversees SEC filing compliance, internal reporting matters, and works directly with internal and external audit and tax firms. As an integral part of this management, it is necessary that he continue to be up to date on all current accounting and SEC regulatory standards such as ICFR and SOX. Mr. Ford works closely with the Executive Chairman and CEO regarding financial reporting, Energy Division activities, divestitures, M&A, investments, investor management and investor relations activities. Mr. Ford is integral to the M&A efforts and assists with analysis and identification of specific strategic partnerships and acquisitions. Mr. Ford has been particularly involved in the integration of previous acquisitions including Tectrol (CUI-Canada), Orbital-UK, and the greenfield startup of Orbital North America within the CUI Global portfolio.

The performance assessment considerations for Matthew M. McKenzie, former President of CUI Inc. were directed toward corporate operations for the Power and Electromechanical Division. Mr. McKenzie managed the daily operations of CUI Inc., CUI Japan, and CUI-Canada, Inc. In 2019, Mr. McKenzie was instrumental in coordinating and consummating the sale of the CUI Power Division to Bel Fuse. Mr. McKenzie successfully managed the construction of our research and development facility and implementation of our ICE product development project. Mr. McKenzie was involved in the Company’s investment in Virtual Power Systems ("VPS") (the owner of the VPS software that empowers our ICE hardware) and in the Company's efforts to expand and strengthen its relationship with VPS. Mr. McKenzie’s employment contract allows for performance and discretionary bonuses. He and his management group (under the name Back Porch) purchased the CUI Electromechanical Division in late-2019.

Pay Ratio Disclosure Rule

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd - Frank Act”), the Securities and Exchange Commission (“SEC”) adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”).  The Company’s PEO Mr. James F. O’Neil was appointed October 1, 2019.  Mr. O’Neil’s compensation has been annualized for 2019 pay ratio purposes. The purpose of the new required disclosure is to provide a measure of the equitability of pay within the organization.  The Company believes its compensation philosophy and process yield an equitable result and is presenting such information in compliance with the required disclosure as follows:

Median Employee total annual compensation	$42,336
Mr. O'Neil ("PEO") total annual compensation	$798,876
Ratio of PEO to Median Employee Compensation	19:1

When determining the median employee, we included the following compensation in our calculations:

•	Salary or wages
•	Bonuses
•	Stock awards
•

Other compensation including health insurance benefits, disability insurance benefits, life insurance benefits and 401(k) match benefits provided by the Company but excluding health and pension benefits provided by certain governments.

Mr. O’Neil’s actual compensation for 2019 along with details of his employment agreement can be reviewed in more detail in the Summary Compensation Table.

We elected to exclude our CUI-Japan sales office from the calculation due to there being less than 5% of the total number of employees there (5 employees).

Full and part-time employee compensation for employees that were hired during the year was annualized based on the average compensation they received during the period they were employed. The number of employees was determined as of December 31, 2019 when there were 252 total employees (Excluding CUI-Japan), 40 of which are considered US employees and 212 of which were considered non-US employees.

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2019, 2018 and 2017 to the Company’s Chief Executive Officer, Chief Financial Officer and President of CUI Inc.

Summary Compensation Table

						Non- equity Incentive
				Stock	Option	Plan		All Other
Name and Principal Position	Year	Salary ($)		Awards ($)	Awards ($)	Compensation ($) (9)		Compensation ($)	Total ($)
William J. Clough, Executive Chairman/ Chief Legal Counsel/former CEO/ Director (1)	2019	687,018	(2)	—	—	710,966	(2)	31,833	1,429,817
	2018	559,660	(2)	—	—	552,428	(2)	33,077	1,145,165
	2017	538,135	(2)	—	—	497,672	(2)	30,869	1,066,676
Daniel N. Ford, CFO/ COO - Energy Division (3)	2019	449,000	(4)	—	—	456,667	(4)	41,456	947,123
	2018	350,000	(4)	—	—	254,789	(4)	40,238	645,027
	2017	320,000	(4)	—	—	244,888	(4)	38,532	603,420
James F. O'Neil, CEO/Director (5)	2019	187,896	(6)	—	—	—	(6)	19,269	207,165
Matthew M. McKenzie, former COO - PEM Division/ former President of CUI, Inc./ former Director (7)	2019	251,633	(6)	—	—	509,674	(6)	34,723	796,030
	2018	320,000	(6)	—	—	206,540	(6)	39,508	566,048
	2017	292,465	(6)	—	—	107,105	(6)	37,848	437,418
Paul D. White, Senior Vice President/ Director (9)
	2018	225,000	(8)	—	—	155,000	(8)	32,717	412,717
	2017	114,759	(8)	49,991	—	30,000	(8)	—	194,750

Footnotes:

1.

Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of CUI Global and Chief Executive Officer of all wholly owned subsidiaries of the Company. Effective October 1, 2019 Mr. Clough stepped down as Chief Executive Officer and was appointed Executive Chairman and Chief Legal Counsel.

2.

Mr. Clough is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. Clough's employment agreement includes a grant for 1,600,000 options; however, the grant is subject to the approval of an equity incentive plan by shareholders within one year of the employment agreement. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Clough to severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. At December 31, 2019, 2018, and 2017, there was an accrual of $0, $30 thousand, and $33 thousand, respectively, for compensation owed to Mr. Clough.

3.	Mr. Ford joined the Company May 15, 2008 and serves as Chief Financial Officer of CUI Global and subsidiaries, and Chief Operating Officer of the Energy Division.

4.

Mr. Ford is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $500 thousand, year 2 of $550 thousand and year 3 of $600 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. Ford's employment agreement includes a grant for 960,000 options; however, the grants are subject to the approval of an equity incentive plan by shareholders within one year of the grant. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for ordinary benefits provided to employees of the Company. The agreement entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. At December 31, 2019, 2018, and 2017, there was an accrual of $0, $21 thousand, and $22 thousand, respectively, for compensation owed to Mr. Ford.

5.	Mr. O'Neil was appointed Director July 9, 2019 and was appointed Chief Executive Officer effective October 1, 2019.

6.

Mr. O'Neil is employed under a three-year employment contract with the Company, which became effective October 1, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Mr. O'Neil's employment agreement includes a grant for 1,000,000 options and he also received a grant for 600,000 options when he was initially appointed to the Board of Directors, however the grants are subject to the approval of an equity incentive plan by shareholders within one year of the grants. As of December 31, 2019, the shareholders have not approved an equity incentive plan. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. O'Neil to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

7.

Mr. McKenzie joined the Company May 15, 2008 and served as President of CUI Inc. and Chief Operating Officer of the Power and Electromechanical Division. Effective September 30, 2019 Mr. McKenzie's employment was terminated with the disposition of the non-power supply electromechanical products group to Back Porch International, Inc.

8.

Mr. McKenzie was employed under a multi-year employment contract with the Company, which became effective July 1, 2013 and which was extended to run to and through December 31, 2019. Said contract provides, in relevant part, for salary in 2018 of $320 thousand, an annual 4% cost of living adjustment, an eighteen-month severance package and bonus provisions up to one hundred twenty-five percent of base salary to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance in the Power and Electromechanical segment. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved quarterly based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. McKenzie in equal monthly installments following the period in which the bonus is earned and shall be paid on the 15th day of each month. At December 31, 2019, 2018, and 2017, there was an accrual of $0, $18 thousand, and $12 thousand, respectively, for compensation owed to Mr. McKenzie. Mr. McKenzie terminated his employment with CUI Inc. to lead Back Porch International Inc.'s purchase of the electromechanical components business that was announced in October 2019.

9.

Mr. White served as President of Orbital Gas Systems, Ltd. from July 2017, initially in a consulting role, until July 2019. Upon accepting the permanent role of President of Orbital Gas Systems, Ltd. effective December 1, 2017, Mr. White ceased to be independent as a director of the Company. In July 2019, Mr. White became Senior Vice President for CUI Global.

10.

Mr. White is employed under a three-year employment contract with the Company through December 1, 2020 and provides, in relevant part, for an initial annual salary of $225 thousand in year 1 along with a $30 thousand one-time signing bonus, and increases to $250 thousand and $275 thousand in years 2 and 3, respectively, a severance of the Executive’s salary for the remainder of his severance term upon termination, bonus provisions to be based on performance objectives, goals, and milestones for each calendar year, including revenue performance at Orbital-UK. The bonus includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. Bonuses are approved on an ongoing basis based on the above factors and an evaluation of current performance. All such bonus payments shall be paid to Mr. White following the period in which the bonus is earned. During 2017, Mr. White received $50 thousand of cash compensation and $50 thousand of stock awards for his services as an independent director. Further, during his time during the year ended December 31, 2017 serving as a consultant as interim President of Orbital Gas Systems, Limited, Mr. White received $46 thousand of compensation. At December 31, 2019, 2018 and 2017, there was an accrual of $0, $155 thousand, and $40 thousand, respectively, for compensation owed to Mr. White.

11.

As of December 31, 2019, William J. Clough, CEO/Director held 558,085 outstanding options, Daniel N. Ford, CFO held 125,196 outstanding options, Matthew M. McKenzie, COO/Director held 86,800 outstanding options, and Paul D. White, Senior Vice President/Director held 7,500 options.

12.	All other compensation includes health care, insurance and 401(k) matching benefits.

The following table summarizes potential payments upon termination of employment to each of the named executive officers employed on the last day of our most recently completed fiscal year. The amounts set forth in the table are based on the assumption that the triggering event occurred on the last business day of our last completed fiscal year.

Name	Benefit	Involuntary Termination or Resignation for Good Reason $		Termination upon Disability $

William J. Clough, Executive Chairman/ Chief Legal Counsel/ former CEO/Director	Salary and bonus continuation	$3,281,250	(1)	$281,250	(1)
	Benefits	47,750	(1)	71,624	(1)

Daniel N. Ford, Chief Financial Officer/ COO - Energy Division	Salary and bonus continuation	1,750,000	(2)	187,500	(2)
	Benefits	36,984	(2)	55,476	(2)

James F. O'Neil, CEO/ Director	Salary and bonus continuation	3,281,250	(3)	281,250	(3)
	Benefits	48,114	(3)	72,171	(3)

1.

Mr. Clough's employment contract with the Company entitles Mr. Clough to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Clough would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Clough be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

2.

Mr. Ford's employment contract with the Company entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Ford would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Ford be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

3.

Mr. O'Neil's employment contract with the Company entitles Mr. Clough to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. O'Neil would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. O'Neil be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

2019 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum
		($)	($)	($)
William J. Clough	Non-equity award	—	515,264	858,773
Daniel N. Ford	Non-equity award	—	336,750	561,250
James F. O'Neil	Non-equity award	—	140,922	234,870

(1) These columns show the possible payouts for each named executive officer under the Incentive Plan for 2019 based on the goals set. Additional information is included in the Compensation Discussion and Analysis, and detail regarding actual awards under the Incentive Plan is reported in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2019 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration
William J. Clough (1)	5,422	9.00	10/11/2020
Daniel N. Ford (1)	12,598	9.00	10/11/2020
Matthew M. McKenzie (1)	15,100	9.00	10/11/2020
Matthew M. McKenzie (1)	3,300	9.00	10/11/2020
William J. Clough (2)	19,363	4.56	4/16/2022
William J. Clough (2)	3,300	4.56	4/16/2022
Daniel N. Ford (2)	12,598	4.56	4/16/2022
Matthew M. McKenzie (2)	15,100	4.56	4/16/2022
Matthew M. McKenzie (2)	3,300	4.56	4/16/2022
William J. Clough (3)	330,000	6.00	9/21/2022
William J. Clough (4)	200,000	6.25	6/24/2023
Daniel N. Ford (4)	100,000	6.25	6/24/2023
Matthew M. McKenzie (4)	50,000	6.25	6/24/2023

Footnotes:

1.

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

2.

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

3.

Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vested in equal monthly installments over 4 years.

4.

Effective June 24, 2013, Mr. Clough, Mr. Ford and Mr. McKenzie received bonus options to purchase 200,000, 100,000 and 50,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vested one third per year over 3 years.

Director Compensation

For 2019, each of our directors received the following compensation pursuant to our director compensation plan:

Non-employee directors received annual compensation of $100,000.

•

The $100,000 annual compensation for non-employee directors is issued in the form of $50,000 cash compensation and $50,000 common stock calculated by using the Nasdaq Stock Market closing price per share on the date of issuance.

•	In addition, the Chairman and member of the Investment Committee received an additional $67,500 and $22,500, respectively, for their services.
•

At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2019:

	Fees earned or paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

C. Stephen Cochennet	$72,503	$49,997	$—	$—	$—	$—	$122,500

Corey A. Lambrecht, Director	117,503	49,997	—	—	—	—	167,500

Sean P. Rooney, Director	50,003	49,997	—	—	—	—	100,000

Sarah Tucker, Director (1)	12,501	12,499	—	—	—	—	25,000

Footnotes:

(1) Ms. Tucker was appointed to the Board of Directors, effective October 1, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2019 by: (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2019 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

Name and Address of Beneficial Owner (1)	Number of Securities Owned	Percentages of Shares Beneficially Owned (2)
William J. Clough (3)	693,251	2.40%
James F O'Neil	495,212	1.74%
C. Stephen Cochennet (4)	104,333	*
Daniel N. Ford (5)	206,000	*
Corey A. Lambrecht (6)	116,638	*
Sean P. Rooney (7)	134,465	*
Paul D. White (8)	50,727	*
Sarah Tucker	14,044	*
Bleichroeder LP
1345 Avenue of the Americas, 47th Floor, New York, NY 10105	3,700,542	13.04%
Heartland Advisors, Inc.
789 North Water Street, Milwaukee, WI 53202	1,756,090	6.19%
Officers, Directors, Executives as Group	1,814,670	6.34%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062.

2.

Calculated on the basis of 28,383,373 shares of common stock issued and outstanding at December 31, 2019 except that shares of common stock underlying options exercisable within 60 days and issued within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Clough’s common stock includes vested options to purchase 558,085 common shares. Mr. Clough is a Director, Chairman and Chief Executive Officer/President/General Counsel of CUI Global, Inc.

4.	Mr. Cochennet was appointed to the board of directors in December 2017.

5.	Mr. Ford’s shares include vested options to purchase 125,196 common shares. Mr. Ford is the Chief Financial Officer of CUI Global, Inc. and Chief Operating Officer for the Energy Division.

6.	Mr. Lambrecht’s shares include vested options to purchase 16,600 common shares. Mr. Lambrecht is a Director.

7.	Mr. Rooney’s shares include vested options to purchase 36,987 common shares. Mr. Rooney is a Director.

8.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director and President of Orbital-UK.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2019, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,167	$5.42	—
Equity compensation plans not approved by security holders	839,468	6.25	—
	849,635	$6.24	—

Equity Compensation Plans Approved by Shareholders

On May 16, 2008 the Company’s board of directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan which was approved by the Company shareholders at the 2008 Annual Meeting of Shareholders. At the 2009 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. These shares have been registered under Form S-8.

As of December 31, 2019 there are no remaining shares available to grant under the 2008 Equity Incentive Plan.

Equity Compensation Plans Not Approved by Shareholders

Pursuant to a board resolution in January 2009, following recommendation by the Compensation Committee, the 2009 Equity Incentive Plan (Executive), a Non-Qualified Stock Option Plan, was created and funded with 4,200,000 shares of $0.001 par value common stock. The Compensation Committee was appointed as the Plan Administrator to manage the plan. In October 2010 and September 2012, the board of directors authorized an additional 3,060,382 and 330,000 options, respectively, under the 2009 Equity Incentive Plan (Executive).

Issuances of stock options under the 2009 Equity Incentive Plan (Executive) were made to attract, retain and motivate executive and management employees and directors and to encourage these individuals to acquire an equity interest in the Company, to make monetary payments to certain management employees and directors based upon the value of the Company’s stock and to provide these individuals with an incentive to maximize the success of the Company and further the interest of the shareholders. The 2009 Plan allowed for the issuance of Incentive Non-Statutory Options.

The Company has outstanding at December 31, 2019, the following options issued under equity compensation plans not approved by security holders:

•

During 2010, the Company issued options to purchase restricted common stock at $9.00 per share to officers and directors as follows: 19,800 options that vest one year after the October 11, 2010 grant date and 82,213 options that vest over four years, 25% at one year after the grant date, thereafter in equally monthly installments. Of these 2010 grants, 51,321 remain outstanding and fully vested at December 31, 2019.

•

During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 390,261 remain outstanding and fully vested at December 31, 2019.

•

During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2019, 350,000 of these 2013 granted options are outstanding and fully vested.

•

During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two newly elected directors that vested August 31, 2015. Of these 2014 options grants, 47,887 options are outstanding and fully vested at December 31, 2019.

As of December 31, 2019, there are no remaining shares available to grant under the 2009 Equity Incentive Plan (Executive).

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

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2019, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

Chief Legal Counsel and Executive Chairman of the Board of Directors, William J. Clough’s son, Nicholas J. Clough, serves as President at Orbital Gas Systems, North America, Inc., a wholly owned subsidiary of the Company. Additional Information on Nicholas Clough’s compensation is included in Note 11 Related Party Transactions, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, Perkins & Company, P.C. through June 20, 2019 and Grant Thornton LLP from June 20, 2019 through December 31, 2019, were as follows:

	For the Years Ended December 31,
(In thousands)	2019	2018
Audit fees (1)	$738	$614
Audit related fees	125	127
Tax fees and other fees (2)	30	83
Total Fees	$893	$824

(1)

Fees and expenses for professional services rendered in connection with the audit of the Company's financial statements and internal control over financial reporting and the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q.

(2)	Tax fees are lower in 2019 as a result of the Company's tax returns prepared in 2019 not being prepared by the principal accountant.

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

Shareholder Communications

Company shareholders who wish to communicate with the board of directors or an individual director may write to CUI Global, Inc., 20050 SW 112th Avenue, Tualatin, Oregon 97062, phone (832) 467-1420 or to the attention of an individual director. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

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

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1 [1]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Back Porch International, Inc.
2.2 [2]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Bel Fuse Inc.
3.11(i) [3]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.12(ii) [4]

Amended and restated corporate bylaws that compile requirements for the nomination of persons for election to the Board of Directors and the proposal of other business to be considered by the corporation’s stockholders.

10.86 [5]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87 [8]	Promissory note dated March 13, 2020 for $3,000,000 with Reach Construction Group.
10.88 [8]	Security agreement with Reach Construction group dated March 13, 2020.
10.90 [8]	Three-year lease for Sherman, Texas facility effective December 1, 2019.
10.91 [8]	Four-year lease for Irving, Texas facility effective January 1, 2020.
10.92 [6]	Five-year lease for Houston, Texas facility effective November 1, 2017.
10.93 [6]	Employment agreement with Paul D. White effective December 1, 2017.
10.94 [4]	10-year lease for Tualatin, OR facility effective December 21, 2018.
10.95 [7]	Employment agreement with William J. Clough effective May 14, 2019.
10.96 [7]	Employment agreement with Daniel N. Ford effective May 14, 2019.
10.97 [1]	Employment agreement with James F. O'Neil effective October 1, 2019.
10.98 [8]	Agreement dated January 1, 2020 between Orbital Gas Systems Limited and VE Technology Limited to acquire VE Technology designated intellectual property.
21.3 [8]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
23.1 [8]	Consent of Perkins & Company, P.C.
23.2 [8]	Consent of Grant Thornton LLP
31.1 [8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 [8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 [8]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 [8]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 [8]	XBRL-Related Documents.
101.INS[8]	XBRL Instance Document.
101.SCH[8]	XBRL Taxonomy Extension Schema Document.
101.CAL[8]	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF[8]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[8]	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE[8]	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 2, 2019.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 14, 2019.
3.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Shareholder Meeting filed with the Commission September 17, 2013.
4.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 18, 2019.

5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
6.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2018.
7.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 15, 2019.
8.	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUI Global, Inc.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 30, 2020
	James F. O'Neil	Officer/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 30, 2020
	Daniel N. Ford	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 30, 2020
	James F. O'Neil	Officer/Director

By	/s/ William J. Clough	Executive Chairman/Chief Legal	March 30, 2020
	William J. Clough	Counsel/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 30, 2020
	Daniel N. Ford	and Accounting Officer

By	/s/ C. Stephen Cochennet	Director	March 30, 2020
C. Stephen Cochennet

By	/s/ Corey A. Lambrecht	Director	March 30, 2020
Corey A. Lambrecht

By	/s/ Sean P. Rooney	Director	March 30, 2020
Sean P. Rooney

By	/s/ Sarah Tucker	Director	March 30, 2020
Sarah Tucker

By	/s/ Paul D. White	Director	March 30, 2020
Paul D. White