Form 10-Q
period 2020-03-31
Orbital Energy Group, Inc.
filed 2020-05-20
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 0-29923

Orbital Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1463284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1924 Aldine Western
Houston, Texas 77038

(Address of principal executive offices and zip code)

(832) 467-1420

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

YES ☐  NO  ☒

There were 30,420,685 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of May 20, 2020.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share amounts)	2020	2019
	(Unaudited)	(See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$6,740	$23,351
Trade accounts receivable, net of allowance of $52 and $47, respectively	3,853	5,295
Inventories	1,186	1,631
Contract assets	2,716	2,309
Note receivable, current portion	3,000	—
Convertible note receivable	200	—
Prepaid expenses and other current assets	3,866	2,215
Assets held for sale - current	8,344	6,893
Total current assets	29,905	41,694

Property and equipment, less accumulated depreciation of $1,514 and $1,441, respectively	5,323	4,454
Investment in VPS - equity method	4,419	4,865
Right of use assets - Operating leases	6,329	5,524
Other intangible assets, less accumulated amortization of $10,920 and $11,191, respectively	3,714	4,298
Restricted cash	1,027	—
Note receivable	3,322	3,253
Deposits and other assets	990	70
Total assets	$55,029	$64,158

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$1,899	$2,904
Notes payable, current	966	473
Operating lease obligations - current portion	1,082	821
Accrued expenses	2,041	5,159
Contract liabilities	1,849	1,668
Liabilities held for sale, current	5,597	4,970
Total current liabilities	13,434	15,995
Operating lease obligations, less current portion	5,247	4,852
Other long-term liabilities	188	194
Total liabilities	18,869	21,041

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2020 or December 31, 2019	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 28,420,685 shares issued and outstanding at March 31, 2020 and 28,383,373 shares issued and outstanding at December 31, 2019	29	29
Additional paid-in capital	170,115	170,106
Treasury stock at cost; 353,063 shares held at March 31, 2020 and December 31, 2019	(413)	(413)
Accumulated deficit	(129,615)	(122,234)
Accumulated other comprehensive loss	(3,956)	(4,371)
Total stockholders' equity	36,160	43,117
Total liabilities and stockholders' equity	$55,029	$64,158

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2020	2019

Revenues	$5,688	$5,458

Cost of revenues	5,129	4,271

Gross profit	559	1,187

Operating expenses:
Selling, general and administrative expense	7,192	4,835
Depreciation and amortization	407	406
Research and development	17	52
Provision for (credit to) for bad debt	6	67
Other operating (income) expense	—	(2)

Total operating expenses	7,622	5,358

Continuing loss from operations	(7,063)	(4,171)

Other (expense) income	(1,032)	249
Interest expense	(11)	(9)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(8,106)	(3,931)
Net loss of affiliate	(446)	—
Loss from continuing operations before taxes	(8,552)	(3,931)
Income tax benefit	(1,600)	(174)

Loss from continuing operations, net of income taxes	(6,952)	(3,757)

Discontinued operations (Note 3)
(Loss) income from operations of discontinued power and electromechanical components businesses	(486)	975
Income tax (benefit) expense	(57)	221
(Loss) income from discontinued operations, net of income taxes	(429)	754

Net loss	$(7,381)	$(3,003)

Basic and diluted weighted average common shares outstanding	28,420,730	28,583,600

Loss from continuing operations per common share - basic and diluted	$(0.24)	$(0.13)

(Loss) income from discontinued operations - basic and diluted	$(0.02)	$0.02

Loss per common share - basic and diluted	$(0.26)	$(0.11)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2020	2019
Net loss	$(7,381)	$(3,003)

Other comprehensive income (loss)
Foreign currency translation adjustment	415	92
Comprehensive loss	$(6,966)	$(2,911)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss for the period ended March 31, 2020	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	$29	$170,115	(353,063)	$(413)	$(129,615)	$(3,956)	$36,160

(in thousands, except share amounts)	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888
Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss for the period ended March 31, 2019	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—		92	92
Balance, March 31, 2019	28,581,953	$29	$169,938	$(124,108)	$(4,304)	$41,555

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,381)	$(3,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	277
Amortization of intangibles	332	468
Amortization of note receivable discount	(69)	—
Stock issued and stock to be issued for compensation, royalties and services	3	51
Non-cash loss on equity method investment in VPS	446	—
Provision for bad debt expense	6	106
Deferred income taxes	10	—
Inventory reserve	(113)	113
Non-cash unrealized foreign currency losses (gains)	1,256	(218)
Gain on disposal of assets	—	(2)
(Increase) decrease in operating assets:
Trade accounts receivable	1,502	1,130
Inventories	(1,839)	82
Contract assets	(480)	(841)
Prepaid expenses and other current assets	(875)	122
Right of use assets - Operating leases	(703)	283
Deposits and other assets	(874)	—
Increase (decrease) in operating liabilities:
Accounts payable	301	(279)
Operating lease liabilities	581	(264)
Accrued expenses	(245)	(1,143)
Refund liabilities	—	177
Contract liabilities	264	220
NET CASH USED IN OPERATING ACTIVITIES	(7,724)	(2,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,278)	(69)
Working capital adjustment on Power group disposition	(2,804)	—
Proceeds from sale of property and equipment	—	2
Cash paid for other intangible assets	(4)	(148)
Cash paid for convertible notes receivable	(200)	—
Cash paid for related party note receivable	(3,000)	—
Cash paid for equity-method Investment	(97)	(345)
NET CASH USED IN INVESTING ACTIVITIES	(7,383)	(560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	—	5,272
Payments on overdraft facility	—	(5,681)
Proceeds from line of credit	—	7,916
Payments on line of credit	—	(7,436)
Payments on financing lease obligations	(1)	(1)
Payments on notes payable	(428)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(429)	70

Effect of exchange rate changes on cash	(48)	25
Net decrease in cash, cash equivalents and restricted cash	(15,584)	(3,186)
Cash, cash equivalents and restricted cash at beginning of period	23,351	4,502

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,767	$1,316

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$19	$65
Interest paid, net of capitalized interest	$12	$85

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$—	$7,703
Financing note payable issued for payment on certain insurance policies	$921	$—
Non-cash investment in equity method investment - see note 7	$—	$4,933
Common stock issued and to be issued for royalties payable pursuant to product agreements	$9	$3
Common stock issued and to be issued for consulting services and compensation in common stock	$—	$37
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$—	$9
Accrued property and equipment purchases at March 31	$16	$18
Accrued investment in other intangible assets at March 31	$—	$7

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

Orbital Energy Group Inc. (Orbital Energy Group or "the Company") (formerly known as CUI Global, Inc.) is a platform company composed of one segment, the Energy segment, along with an "Other" category.

Prior to the third quarter of 2019, the Company included a second segment named, the Power and Electromechanical segment. This segment is included in Discontinued Operations. See Note 3 - Discontinued Operations and Sale of a Business for more information on the Company's discontinued operations.

The Company’s Energy segment consists of the Orbital Gas Systems Ltd. based in Stone, Staffordshire in the United Kingdom, the Orbital Gas Systems, North America, Inc. subsidiary based in Houston, Texas, collectively referred to as "Orbital Gas Systems," and Orbital Power Services based in Dallas, Texas. Orbital Gas Systems has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling. Orbital Power Services is a full-service building, maintenance and support provider to the electric power distribution, transmission, substation, renewables, and emergency response sectors of North America.

The Other category represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2020.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Three Months
(in thousands)	Ended March 31,
	2020	2019
Cash and cash equivalents at beginning of period	$23,351	$3,979
Restricted cash at beginning of period	—	523
Cash, cash equivalents and restricted cash at beginning of period	$23,351	$4,502

Cash and cash equivalents at end of period	$6,740	$793
Restricted cash at end of period	1,027	523
Cash, cash equivalents and restricted cash at end of period	$7,767	$1,316

(1) Restrictions on cash at March 31, 2020 and March 31, 2019 relate to collateral for several bank-issued letters of credit for contract guaranties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on cost-to-cost-method type contracts, inventory valuation, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances, the valuation allowance on deferred tax assets, equity method investment valuation, note receivable interest imputation, and the incremental borrowing rate used in determining the value of right of use assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

Company Conditions

Orbital Power Services began operations during the first quarter of 2020 and while not certain, is expected to quickly increase revenues to achieve positive cash flows during 2020 based around revenue and earnings growth to break-even and profitable levels. Orbital Gas Systems Ltd. continues to face issues surrounding Brexit and the overall economy in the United Kingdom coupled with continued delays in shipment of GasPTs on a significant European-based project, and the related slower than expected acceptance of this new disruptive technology that have caused a delay in our expected profitability from continuing operations. Orbital Gas Systems, North America, Inc. continues to see improvements in its operations, increasing customer opportunities and is moving toward break-even and profitability. The Company will continue to work to identify cost reductions and efficiencies while at the same time working to grow revenues and margins.

The Company had net loss of $7.4 million and cash used in operating activities of $7.7 million during the three months ended March 31, 2020. As of March 31, 2020, the Company's accumulated deficit is $129.6 million.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we have $17.4 million of positive working capital primarily related to assets held for sale, trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage in the next twelve months. Considering the above factors management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued. Subsequent to March 31, 2020, the Company received loans under the CARES Act Paycheck Protection Program of approximately $1.9 million which will further assist the Company as it continues to operate in 2020 (Note 18. Subsequent Events).

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  The Company is proactively working to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound later this year. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The remaining assets remain held-for-sale. However, in conjunction with that sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada and CUI Japan during 2020. As such, the Company has recorded an accrued liability of $4.0 million Canadian dollars ($2.8 million US dollars at March 31, 2020) for estimated employee termination costs. The termination costs are expected to begin during 2020 based around backlog production and delivery schedule requirements. The lease for the CUI-Canada facility completes during 2020 and the CUI Japan lease includes a four-month notice period to terminate. There were no changes to the restructuring accruals in the three months ended March 31, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - UPDATE

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Changes to the Company's accounting policies are discussed below:

Adoption of new accounting standards

On January 1, 2020, the Company adopted the guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standard Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted Topic 326 using the prospective transition method.

Prior to adopting Topic 326, the Company reserved for receivables to allow for any amounts that may not be recovered, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Collectability was determined based on terms of sale, credit status of customers and various other circumstances. We regularly reviewed collectability and established or adjusted the reserve as necessary. Account balances were charged off against the reserve after all means of collection had been exhausted and the potential for recovery was considered remote.

Under Topic 326, management recorded an allowance for credit losses related to the collectability of third-party receivables using the historical aging of the receivable balance. Related party receivables between entities under common control are excluded from Topic 326. The collectability was determined based on past events, including historical experience, credit rating, as well as current market conditions and expectations for future market conditions. We will continue to monitor credit ratings and collectability on a quarterly basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company also has contract assets, a convertible note receivable with VPS and a seller note with the buyer of the Company's electronic components business that are subject to the new standard but management determined that an additional credit reserve on those balances was not necessary at this time due to the strong credit worthiness of the counter parties. The allowance for credit losses is as follows:

(in thousands)	As of March 31, 2020
Receivables — Third-Party	$3,905
Allowance for Credit Losses	(52)
Receivables — Third-Party, Net	$3,853

On January 1, 2020, the Company adopted the FASB's  ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This adoption did not have a material effect on the Company’s balance sheet, statement of operations or cash flows.

On January 1, 2020, the Company adopted the FASB's  ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including requiring the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company currently has a convertible note receivable with VPS that is classified as a level 3 investment that will be subject to the new disclosure requirements.

3.	DISCONTINUED OPERATIONS AND SALE OF A BUSINESS

As part of the Company’s stated strategy to transform Orbital Energy Group, Inc. into a diversified energy infrastructure services platform serving North American and U.K. energy customers, the Company’s board of directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019. At March 31, 2020, the assets and liabilities of the Company's CUI-Canada and CUI Japan subsidiaries are included as held for sale with the expectation that this will complete in 2020.

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for all periods presented on the Condensed Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, from the former Power and Electromechanical segment have been reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. Cash flows from these discontinued businesses are included in the Condensed Consolidated Cash Flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations. The notes to the consolidated financial statements have also been adjusted for the three months ended March 31, 2019 from previous disclosures as a result of the discontinued operations of the Power and Electromechanical segment.

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(in thousands)

	For the Three Months
	Ended March 31,
Major classes of line items constituting pretax profit (loss) of discontinued operations:	2020	2019

Revenues	$2,033	$17,551
Cost of revenues	(1,986)	(11,011)
Selling, general and administrative expense	(385)	(4,752)
Depreciation and amortization	—	(116)
Research and development	—	(552)
Provision for bad debt	—	(39)
Interest expense	—	(76)
Other income and expense items that are not major classes	(148)	(30)
Pretax (loss) profit of discontinued operations related to major classes of pretax profit	(486)	975
Income tax (benefit) expense	(57)	221
Total (loss) income from discontinued operations that is presented in the statement of operations	$(429)	$754

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the

Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	As of	As of
	March 31,	December 31,
(in thousands)	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$1,380	$1,740
Inventories	5,232	3,254
Prepaid expenses and other current assets	232	140
Property and equipment	251	273
Right of use assets - Operating leases	289	391
Other intangible assets	351	352
Deferred tax asset	609	663
Deposits and other assets	—	80
Total assets of the disposal group classified as held for sale	$8,344	$6,893

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$1,651	$618
Operating lease obligations - current portion	302	410
Accrued expenses	3,644	3,935
Operating lease obligations, less current portion	—	7
Total liabilities	$5,597	$4,970

* The assets and liabilities of the disposal group classified as held for sale are classified as current on the March 31, 2020 Condensed Consolidated Balance Sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash provided by (used in) operating activities of discontinued operations for the three months ended March 31, 2020 and 2019 was ($1.1 million) and $0.5 million, respectively.

Net cash used in investing activities of discontinued operations for the three months ended March 31, 2020 and 2019 was $0 and $0.2 million, respectively.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Energy segment

The Energy segment subsidiaries, collectively referred to as Orbital, generate their revenue from a portfolio of products, services and resources that offer a diverse range of energy infrastructure services including gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries through the Orbital Gas Systems subsidiaries and a full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services.

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

Activity in the contract liabilities for the three months ended March 31, 2020 and 2019 was as follows:

	As of December 31,
(in thousands)	2019	2018
Current contract liabilities	$1,668	$1,956
Long-term contract liabilities (1)	192	129
Total contract liabilities	$1,860	$2,085

	For the Three Months
	Ended March 31,
	2020	2019
Total contract liabilities - beginning of period	$1,860	$2,085
Contract additions, net	696	916
Revenue recognized	(431)	(678)
Translation	(88)	35
Total contract liabilities - end of period	$2,037	$2,358

	As of March 31,
	2020	2019
Current contract liabilities	$1,849	$2,201
Long-term contract liabilities (1)	188	157
Total contract liabilities	$2,037	$2,358

(1) Long-term contract liabilities are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2020, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 35% and 21% of revenues for the three month periods ended March 31, 2020 and 2019, respectively.  Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap return allowances primarily in the discontinued operations of the Power and Electromechanical segment. In rare instances in our Energy segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition for the Energy segment:

	For the Three Months
	Ended March 31,
(in thousands)	2020	2019

Revenues recognized at point in time	$1,979	$1,152
Revenues recognized over time	3,709	4,306
Total revenues	$5,688	$5,458

The following tables present the Company's revenues disaggregated by region:

	For the Three Months
	Ended March 31,
(in thousands)	2020	2019

North America	$3,242	$1,824
Europe	2,326	3,563
Asia	16	19
Other	104	52
Total revenues	$5,688	$5,458

5.	DEPOSITS

The Company has utilized the VE Technology through a licensing agreement with Endet Ltd. for several years. Orbital Gas Systems has the existing proprietary knowledge for the marketing, engineering and production of the VE Technology based solutions. The VE Technology is the basis for a patented sampling system product line marketed by Orbital Gas Systems and utilized in many of its integrated solutions.

During the three months ended the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million GBP, or approximately $1.8 million. The completion of the acquisition will be upon final payment towards this agreement. As of March 31, 2020, the Company owes a remaining 750 thousand GBP which is currently scheduled for payment on July 31, 2020.  The $0.9 million paid in the first three months of 2020 is held in Deposits on the balance sheet.

6.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At March 31, 2020 and December 31, 2019, accrued liabilities included $0.1 million and $0.2 million of accrued inventory payable, respectively. At March 31, 2020 and December 31, 2019, inventory by category is valued net of reserves and consists of:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Finished goods	$383	$434
Raw materials	229	244
Work-in-process	574	953
Total inventories	$1,186	$1,631

7.	INVESTMENTS

During the three months ended March 31, 2016, Orbital Energy Group's investment in Test Products International, Inc. ("TPI"), was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded interest income on the note of $0 and $4 thousand, for the three months ended March 31, 2020 and 2019, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during the second quarter of 2019.

As of March 31, 2020, the Company' had a 20.58% ownership percentage with Virtual Power Systems ("VPS"). Based on current accounting guidance, the Company records its share of VPS's income or loss under the equity method of accounting. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset. The VPS investment basis at March 31, 2020 was $4.4 million as reflected on the consolidated balance sheets. The Company made a purchase of a convertible note receivable for $200 thousand from VPS in the three months ended March 31, 2020.

A summary of the unaudited financial statements of the affiliate as of March 31, 2020 is as follows (in thousands):

Current assets	$3,863
Non-current assets	3,981
Total Assets	$7,844

Current liabilities	$347
Non-current liabilities	5,000
Stockholders' equity	2,497
Total liabilities and stockholders' equity	$7,844

Operating results since equity-method investment acquired.
Revenues	$—
Operating loss	(2,429)
Net loss	$(2,429)
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net loss	(2,429)
Add back excluded acquisition intangible amortization, net	266
Adjusted comprehensive loss	$(2,163)
Company share of adjusted net loss at 20.58%	$(446)
Equity investment in affiliate	$4,419

8.	LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases.

Orbital-UK has a number of operating leases on vehicles, equipment, and accommodations for visiting personnel. During the three months ended March 31, 2020, the monthly combined rent on these leases was approximately $22 thousand.

For Orbital Gas Systems - North America, the Company rents office and warehouse space in Houston, Texas through December 2022. During the three months ended March 31, 2020, rent expense on this lease was approximately $30 thousand per month. The lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

For Orbital Power Services, the Company rents office and facility space in the Dallas area in two separate leases that have three and four year terms. Rent expense is approximately $4 thousand per month for each lease. In addition, the Company has operating leases on 18 trucks that commenced in the first three months of 2020. Total monthly rent expense on the Company's trucks is approximately $25 thousand.

The Company rents office and warehouse space in Tualatin, Oregon. This space is currently being partially sublet and the remaining portion of the space is currently being marketed for additional sublease. The net monthly rent expense after sublease was approximately $29 thousand in the three months ended March 31, 2020. The Company expects to be able to sublease the remaining leased portion of the building. In the three months ended March 31, 2020, the Company entered into a lease for office space in Lake Oswego, Oregon for approximately $4 thousand per month.

Consolidated rental expense was $0.3 million for the three months ended March 31, 2020 and is included in cost of sales and selling, general and administrative expense, on the condensed consolidated statement of operations.

Future minimum operating lease obligations at March 31, 2020 are as follows for the years ended December 31:

(in thousands)
2020	$1,114
2021	1,408
2022	1,363
2023	689
2024	626
Thereafter	2,684
Interest portion	(1,555)
Total operating lease obligations	$6,329

Total lease cost and other lease information is as follows:

(in thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Operating lease cost	$320	$278
Short-term lease cost	46	38
Variable lease cost	46	28
Sublease income	(98)	(3)
Total lease cost	$314	$341

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)	$(378)	$(429)
Right-of-use assets obtained in exchange for new operating lease obligations	$1,073	6,172*
Weighted-average remaining lease term - operating leases (in years)	6.6	8.0
Weighted-average discount rate - operating leases	6.4%	6.0%

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

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on March 30, 2020. For the three months ended March 31, 2020 and 2019, the Company recorded stock-based expense of $3 thousand and $51 thousand, respectively.

10.	SEGMENT REPORTING

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified three operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into two reportable segments. The two reportable segments are Energy and Other. The Company’s Energy segment consists of the Orbital Gas Systems Ltd. based in Stone, Staffordshire in the United Kingdom, Orbital Gas Systems, North America, Inc. subsidiary based in Houston, Texas, collectively referred to as "Orbital Gas Systems" and Orbital Power Services based in Dallas, Texas. Orbital Gas Systems has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling. Orbital Power Services is a full-service building, maintenance and support provider to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America.

The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity. In 2019, the Company sold its domestic power and electromechanical businesses and reclassified the income of the former Power and Electromechanical segment to income from discontinued operations. Unsold portions of the segment were reclassified to assets held for sale. The three months ended March 31, 2019 has been reclassified to reflect this change, with assets held for sale included in the Other category.

The following information represents segment activity for the three months ended March 31, 2020:

(in thousands)	Energy	Other	Total
Revenues from external customers	$5,688	$—	$5,688
Depreciation and amortization (1)	478	8	486
Interest expense	7	4	11
Loss from operations	(3,901)	(3,162)	(7,063)
Expenditures for long-lived assets (2)	1,227	55	1,282

(1) For the Energy segment, depreciation and amortization includes $79 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of March 31, 2020:

(in thousands)	Energy	Other	Total
Segment assets (1)	$23,961	$31,068	$55,029
Other intangible assets, net	3,697	17	3,714

(1) The Other category includes assets held for sale related to the Company's discontinued operations, which include $0.4 million of other intangible assets.

The following information represents segment activity for the three months ended March 31, 2019:

(in thousands)	Energy	Other	Total
Revenues from external customers	$5,458	$—	$5,458
Depreciation and amortization (1)	400	345	745
Interest expense	9	—	9
Loss from operations	(2,584)	(1,587)	(4,171)
Expenditures for long-lived assets (2)	57	160	217

(1) The Other category included depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of March 31, 2019:

(in thousands)	Energy	Other	Total
Segment assets (1)	$20,565	$55,196	$75,761
Other intangibles assets, net	5,139	37	5,176

(1) The Other category includes assets held for sale related to the Company's discontinued operations, which includes $13.1 million of goodwill and $8.3 million of other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
USA	$3,241	57%	$1,824	33%
United Kingdom	2,221	39%	3,437	63%
All Others	226	4%	197	4%
Total	$5,688	100%	$5,458	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2020, the FASB issued Accounting Standards Update ("ASU") 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods. The Company does not expect a material impact of this ASU on its consolidated financial statements and currently expects to adopt the standard in 2021.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2020 and December 31, 2019, respectively, was as follows:

(in thousands)
March 31, 2020	Level 1	Level 2	Level 3	Total
Convertible note receivable	$—	$—	$200	$200
Total assets	$—	$—	$200	$200

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Total assets	$17	$—	$—	$17

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note receivable
Balance at December 31, 2019	$—
Purchase of convertible note receivable	200
Fair value measurements	—
Balance at March 31, 2020	$200

There were no transfers between Level 3 and Level 2 in 2019 as determined at the end of the reporting period.

In the three months ended March 31, 2020, the Company invested $200 thousand in a convertible note receivable with VPS. In the future, this note will be evaluated as a level 3 investment in a debt security. The fair value of the investment at March 31, 2020 is estimated to be the same as its current carrying value with no gains recorded since acquisition. This valuation was determined by the fact that other investors invested during the quarter at substantially the same terms and at the same price as our investment. The inputs used to measure the convertible note are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal analysis. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs.

13.	LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, Basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the respective income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three months ended March 31, 2020 and March 31, 2019, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 0.8 million shares related to stock options were excluded from the computation of diluted net loss per share for the three months ended March 31, 2020 and 0.9 million shares were excluded for the three months ended March 31, 2019. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three months ended March 31, 2020 and 2019.

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2020	2019
Loss from continuing operations, net of taxes	$(6,952)	$(3,757)
(Loss) income from discontinued operations, net of income taxes	(429)	754

Net loss	$(7,381)	$(3,003)

Basic and diluted weighted average number of shares outstanding	28,420,730	28,583,600

Loss from continuing operations per common share - basic and diluted	$(0.24)	$(0.13)

(Loss) income from discontinued operations - basic and diluted	$(0.02)	$0.02

Loss per common share - basic and diluted	$(0.26)	$(0.11)

14.	INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. and foreign net deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

Total net income tax benefit of $1.7 million for the three months ended March 31, 2020 is being allocated under ASC 740-20-45-7 to more than one financial statement component other than continuing operations.

A net income tax benefit of $1.6 million was recorded to the income tax provision from continuing operations for the three months ended March 31, 2020, resulting in an effective tax rate of 18.7%. A net income tax benefit of $57 thousand was recorded to the income tax provision from discontinued operations for the three ended March 31, 2020.  The income tax benefit from continuing operations for the three ended March 31, 2020 was due to application of ASC 740-20-45-7, domestic state minimum taxes and benefits from refundable tax credits from our United Kingdom operations.  All of the Company’s USA and the foreign net deferred tax assets were reduced by a valuation allowance.

A net income tax benefit of $0.2 million was recorded to the income tax provision from continuing operations for the three months ended March 31, 2019, resulting in an effective tax rate of (4.4%). A net income tax expense of $0.2 million was recorded to the income tax provision from discontinued operations for the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2019 includes taxes on profitable foreign operations and domestic state minimum taxes. The Company has provided a full valuation on existing deferred tax assets in the United States and United Kingdom.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Foreign currency translation adjustment	$(3,956)	$(4,371)
Accumulated other comprehensive loss	$(3,956)	$(4,371)

16.	NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Note Payable - Financing note (1)	$966	$473

(1)

Two notes payable for $374 thousand and $921 thousand to First Insurance Funding were executed in November 2019 and February 2020 by CUI Global for the purposes of financing a portion of the Company's insurance coverage. Note 1 has an annual percentage rate of 4.85% with ten monthly payments of approximately $38 thousand and will be paid off by September 1, 2020, and Note 2 has an annual percentage rate of 4.85% with ten monthly payments of approximately $94 thousand and will be paid off by November 20, 2020.

17.	CONCENTRATIONS

The Company's major product lines are energy infrastructure services including natural gas infrastructure and high-tech solutions through Orbital Gas Systems and full-service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended March 31, 2020:
Customer	Percent
S & B Engineers	18%
Total concentrations	18%

For the Three Months Ended March 31, 2019:
Customer	Percent
Costain Oil, Gas & Process Ltd	24%
S&B Engineers	19%
Total concentrations	43%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended March 31, 2020:
Country	Percent
United Kingdom	39%
Total concentrations	39%

For the Three Months Ended March 31, 2019:
Country	Percent
United Kingdom	63%
Total concentrations	63%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of March 31, 2020:
Customer	Percent
GL Industrial Services UK Limited	10%
Total concentrations	10%

As of December 31, 2019:
Customer	Percent
Energy Transfer	24%
Costain Oil, Gas & Process Ltd	14%
S&B Engineers	12%
Total concentrations	50%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of March 31, 2020:
Country	Percent
United Kingdom	58%
Total concentrations	58%

As of December 31, 2019:
Country	Percent
United Kingdom	57%
Total concentrations	57%

There were no supplier concentrations greater than 10% during the three months ended March 31, 2020 and 2019.

18.	OTHER EQUITY TRANSACTIONS

The following shares issued during the three months ended March 31, 2020 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
February 2020	Common stock	Expense	James McKenzie	Pursuant to royalty agreement	37,312	$39	(1)

Total other equity transactions					37,312	$39

(1) Related royalty expense recorded in prior periods.

19.	SUBSEQUENT EVENTS

On April 1, 2020, the Company entered into an Equity Purchase Agreement dated April 1, 2020 to acquire the assets of Reach Construction Group, LLC, an industry-leading solar construction company. Headquartered in Apex, NC, Reach Construction Group (“Reach”) is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. At acquisition, Reach held contractual backlog for 2020 exceeding $100 million. The acquisition is expected to be accretive to Orbital Energy Group’s consolidated results for fiscal year 2020.

The purchase price for the acquisition of the assets was as follows:

Restricted Common Stock. 2,000,000 shares ($1.7 million as of April 1, 2020) of restricted common stock issued to the Seller. The Securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as an offering which is not a public offering because the securities were issued to one individual who was an accredited investor. Restrictions on the shares are for twelve months and following those twelve months, the shares will become unrestricted common shares of the Company.

18-Month Seller Note. A $5 million subordinated promissory note, yielding 6% interest, interest payable quarterly, maturing 18 months following the Closing,

3-Year Seller Note. A $30 million subordinated promissory note, yielding 6% interest, interest payable quarterly, with $15 million of principal due 2 years following the Closing and the remaining principal and accrued but unpaid interest due 3 years following the Closing (subject to the Company’s use of commercially reasonable efforts to prepay, if possible),

Earn-Out. An amount not in excess of an aggregate of $30,000,000 payable over a maximum term of ten years to begin after repayment of the 3-Year Seller Note at a rate of 50% of the Adjusted EBITDA above $20 million.

On April 30, 2020 and May 2, 2020, Orbital Energy Group, Inc. (the “Company”) and its subsidiaries entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.

The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met.

The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020 (the “Notes”). The Bank of America Notes mature two years from funding date of the Notes and the Dogwood State Bank Note matures two years from the Note date.  Each of the Notes bear interest at a fixed rate of 1.0 percent per annum with payments deferred for the first six months. The Loans may be prepaid at any time prior to maturity with no prepayment penalties.

The foregoing summary is only a summary of certain provisions of the Notes and is qualified in its entirety by the full text of the Notes, which are included as an exhibit to this Form 10-Q.

On or about May 6, 2020, Orbital Energy Group (“OEG”) entered into a Transition Services Agreement with Virtual Power Systems(“VPS”). The agreement calls for OEG to provide certain very specific services to VPS from OEG’s Canadian manufacturing facility. All such services terminate on or before November 30, 2020. Included in the services to be provided are: (1) delivery of certain hardware (ICE Block & ICE Switch) units previously ordered by VPS; (2) maintenance of certain identified employees working at the Canadian Facility; (3) resolution of, and termination costs for certain identified employees working at the Canadian Facility; (4) de minimum design and engineering services necessary to deliver the ICE Block technology; (5) customer service as necessary to deliver and commission the ICE Block technology; and, (6) specific warehouse and office space through and to November 30, 2020 or until the closure of the Canadian Facility, whichever is sooner.

In exchange for these transition services, OEG shall receive an $800,000 convertible note payable by VPS pursuant to a convertible promissory note and issued under that certain Amended and Restated 2019 Note Purchase Agreement between OEG and the other parties thereto, dated on or around November 28, 2019, as amended to date.  OEG made this strategic investment into VPS after considerable debate and analysis. The Company believes in the long-term viability of VPS, which has been enhanced by the recent appointment of well-know, industry-expert, Dean Nelson, as VPS’s CEO. Mr. Nelson has generated significantly more interest in the VPS solutions throughout the datacenter industry, including Enterprise, Colocation and Hyperscale facilities. Specifically, Mr. Nelson is negotiating with several Fortune 100 and Fortune 500 operators for deployment of our ICE Block technology including the VPS Software.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2020 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2019 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; changes in regulatory environment; extraordinary external events such as the current pandemic health event resulting from COVID-19; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

Overview

Orbital Energy Group (formerly CUI Global, Inc.) is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products and technologies. Orbital Energy Group’s subsidiaries, Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc., are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. In the three months ended March 31, 2020, the Company launched Orbital Power Services, a full service building, maintenance and support provider to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Start-up costs at Orbital Power Services contributed to lower margins and increased SG&A in the Energy segment. In addition, the second half of the quarter was negatively affected by generally lower economic activity due to the COVID-19 pandemic that has caused economic slowdowns all over the world.

In 2019, the company divested of its electromechanical components and domestic power businesses and is actively marketing the remaining businesses that comprise the Power and Electromechanical segment, which the Company expects to sell in 2020. Accordingly, the Company has designated the remaining businesses of the Power and Electromechanical segment as discontinued operations and are reflected on the balance sheet as assets and liabilities held for sale. The discussion below will mainly focus on the Company's continuing operations, which consists of the Company's Energy segment.

For the three months ended March 31, 2020, Orbital Energy Group, Inc. had consolidated continuing loss from operations of $7.1 million compared to consolidated continuing loss from operations in the three months ended March 31, 2019 of $4.2 million. During the three months ended March 31, 2020, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $7.0 million compared to a loss of $3.8 million in the comparable prior year period.

During the three months ended March 31, 2020, Orbital Energy Group, Inc. had consolidated net loss of $7.4 million compared to a consolidated net loss in the three months ended March 31, 2019 of $3.0 million. The higher net loss for the three months ended March 31, 2020, was the result of the reduced sales and earnings associated with the discontinued domestic power and electromechanical components business, following their sale in 2019, higher sales, general and administrative expenses in the Other category and Energy segment due to the addition of Orbital Power Services and additional shared services staff in a new office opened in Dallas, Texas during the first three months of 2020, and higher professional fees due to merger and acquisition activity. The lost income from the sale of the discontinued businesses is expected to be offset by the Reach Construction acquisition acquired in April 2020. In addition, the Company recorded a $0.4 million loss on its equity method investment in the three months ended March 31, 2020 compared with zero in the three months ended March 31, 2019. Revenues from continuing operations increased slightly for the quarter due to the strength of the North American sales growth and the addition of Orbital Power Services, partially offset by lower sales in the U.K. as the U.K.'s top line has been effected by lower translation rates and headwinds from Brexit.

In March 2019, the Company acquired a 21.4% share of Virtual Power Systems (20.58% as of March 31, 2020), which is recorded as an equity method investment.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended March 31, 2020:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		%	$	%	$	%
Revenues	$5,688	100.0%	$—	—%	$5,688	100.0%
Cost of revenue	5,129	90.2%	—	—%	5,129	90.2%
Gross profit	559	9.8%	—	—%	559	9.8%

Operating expenses:
Selling, general and administrative	4,038	71.0%	3,154	—%	7,192	126.4%
Depreciation and amortization	399	7.0%	8	—%	407	7.3%
Research and development	17	0.3%	—	—%	17	0.3%
Provision for bad debt	6	0.1%	—	—%	6	0.0%
Total operating expenses	4,460	78.4%	3,162	—%	7,622	134.0%
Continuing loss from operations	$(3,901)	(68.6)%	$(3,162)	—%	$(7,063)	(124.2)%

For the Three Months Ended March 31, 2019:

(dollars in thousands)	Energy	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%
Total revenues	$5,458	100.0%	$—	—%	$5,458	100.0%
Cost of revenue	4,271	78.3%	—	—%	4,271	78.3%
Gross profit	1,187	21.7%	—	—%	1,187	21.7%

Operating expenses:
Selling, general and administrative	3,254	59.6%	1,581	—%	4,835	88.5%
Depreciation and amortization	400	7.3%	6	—%	406	7.4%
Research and development	52	1.0%	—	—%	52	1.0%
Provision for bad debt	67	1.2%	—	—%	67	1.2%
Other operating expenses	(2)	—%	—	—%	(2)	—%
Total operating expenses	3,771	69.1%	1,587	—%	5,358	98.1%
Continuing loss from operations	$(2,584)	(47.4)%	$(1,587)	—%	$(4,171)	(76.4)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$5,688	$5,458	$230	4.2%
Total revenues	$5,688	$5,458	$230	4.2%

The revenues for the three months ended March 31, 2020 were up compared to the 2019 comparable period due to higher integration revenues and Orbital Power revenue in the Company's North America operations partially offset by lower integration revenues in the Company's U.K. operations during the quarter. The U.K. market continues to face headwinds surrounding Brexit, foreign exchange fluctuation and the impact of the political environment on investment within the sector. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Energy segment held backlogs of customer orders of approximately $9.5 million as of March 31, 2020. This is down slightly from December 31, 2019 backlog of $9.6 million due to lower translation rates in the U.K and timing.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$5,129	$4,271	$858	20.1%
Total cost of revenues	$5,129	$4,271	$858	20.1%

For the three months ended March 31, 2020, the cost of revenues as a percentage of revenue increased to 90% from 78% during the prior-year comparative period. This increase was attributable entirely to start-up costs at the Company's Orbital Power Services group and is expected to improve throughout the remainder of 2020. This percentage will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects, the competitive markets in which the Company competes, and foreign exchange rates. In the three months ended March 31, 2020 it was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects margins to improve in the second quarter as Orbital Power Services gain efficiencies, Companies learn to cope with the COVID-19 pandemic, and with the April 1, 2020 acquisition of Reach Construction Group.

.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$4,038	$3,254	$784	24.1%
Other	3,154	1,581	1,573	99.5%
Total selling, general and administrative expense	$7,192	$4,835	$2,357	48.7%

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

During the three months ended March 31, 2020, SG&A increased $2.4 million compared to the prior-year comparative period. The increase in SG&A for the quarter was due to increased corporate costs largely due to strategic initiatives, which included increased professional fees including legal, accounting, tax, investor relations, and costs associated with due diligence activities related to prospective acquisitions. Also contributing to the increase was increased SG&A costs in the Energy segment primarily due to start-up costs at Orbital Power Services group, which included increased payroll and insurance costs.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$478	$400	$78	19.5%
Other	8	345	(337)	(97.7)%
Total depreciation and amortization	$486	$745	$(259)	(34.8)%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three months ended March 31, 2020 were down compared to the three months ended March 31, 2019 due to the sale of the Company's domestic power and electronic components businesses in the fourth quarter of 2019. It is also down due to the accounting rule that requires businesses that are held for sale to not record depreciation or amortization after being classified as held for sale, which happened in the third quarter of 2019 for the former Power and Electromechanical segment businesses. The Company's Japan and Canada operations are currently held for sale. The depreciation and amortization associated with the Company's discontinued operations is included in the other category. The overall decrease in depreciation and amortization was partially offset by an increase in the Energy segment's depreciation and amortization due to the start-up of Orbital Power Services.

Research and Development

(dollars in thousands)

	For the Three Months Ended
Research and development by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$17	$52	$(35)	(67.3)%
Total research and development	$17	$52	$(35)	(67.3)%

Research and development costs ("R&D") are associated with the continued research and development of new and existing technologies including GasPT, VE Technology and other energy products.

Provision (Credit) for Bad Debt

(dollars in thousands)

	For the Three Months Ended
Provision (credit) for bad debt by Segment or Category	March 31,
	2020	2019	$ Change	% Change
Energy	$6	$67	$(61)	(91.0)%
Total provision for bad debt	$6	$67	$(61)	(91.0)%

The changes in bad debt are due to fluctuations in bad debt reserves, primarily at Orbital Gas Systems Ltd. in the U.K. Collections were generally strong in both the three months ended March 31, 2020 and March 31, 2019.

Equity Method Investment

On March 30, 2019, the Company acquired a 21.4% ownership share of VPS which was subsequently reduced to 20.58% following VPS's issuance of additional equity. The Company records its investment and income or loss based on the equity method of accounting. The Company recorded a loss of $0.4 million and zero for the three months ended March 31, 2020 and March 31, 2019, respectively, related to its share of VPS's loss.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	March 31,
	2020	2019	$ Change	% Change
Foreign exchange gain (loss)	$(1,200)	$240	$(1,440)	(600.0)%
Interest income	70	6	64	1066.7%
Rental income	98	3	95	3166.7%
Total Other income (expense)	$(1,032)	$249	$(1,281)	(514.5)%

Other income (expense) changes were primarily the result of larger foreign currency losses due to the weakening U.K. pound in the three months ended March 31, 2020 compared to a strengthening U.K. pound in the three months ended March 31, 2019.

Interest Expense

For the three months ended March 31, 2020 and 2019, the Company incurred interest expense of $11 thousand and $9 thousand. Interest expense in 2020 is associated with interest on a financing note payable while 2019 interest was on the Company's former U.K. overdraft facility.

Income Tax Expense (Benefit)

The Company is subject to taxation in the U.S., various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. and United Kingdom net deferred tax assets and partial valuation allowance against the Company’s Canada net deferred tax assets, as it is not more likely than not that the Company will realize a benefit from these assets in a future period.

For the three months ended March 31, 2020, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to more than one financial statement component other than continuing operations. Prior period comparative allocations have also been made.

In the three months ended March 31, 2020, as a result of HM Revenue & Customs review, the Company recorded a $1.6 million tax benefit for estimated prior year taxes related to refunds for the surrender for cash, United Kingdom net operating losses generated related to enhanced research and development deduction claims.

The income tax expense for the three months ended March 31, 2019 included taxes on profitable foreign operations and domestic state minimum taxes.

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The remaining assets remain held-for-sale. However, in conjunction with that sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada and CUI Japan during 2020. As such, the Company has recorded an accrued liability of 4.0 million Canadian dollars ($2.8 million US dollars at March 31, 2020) for estimated employee termination costs. The termination costs are expected to begin during 2020 based around backlog production and delivery schedule requirements. The lease for the CUI-Canada facility completes during 2020 and the CUI Japan lease includes a four-month notice period to terminate. There were no changes to the restructuring accruals in the three months ended March 31, 2020.

Liquidity and Capital Resources

General

As of March 31, 2020, the Company held Cash and cash equivalents of $6.7 million and Restricted cash of $1.0 million. Operations, investments, and equipment have been funded through cash on hand. Including discontinued operations, the Company's cash used in operations was more in the first three months of 2020 than in the first three months of 2019.  Major uses of cash in the first three months of 2020 included inventory purchases, changes in prepayments, and other current assets, contract liabilities and accrued liabilities, partially offset by changes in accounts receivable and accounts payable. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity will be benefited from the recent Reach Construction acquisition, which is expected to be cash flow positive during 2020. Overall volume growth in the Company's Energy businesses both organically and through acquisitions and the expected sale of the remaining Power & Electromechanical operations are expected to benefit cash flows as well.

Cash Used in Operations

Cash used in operations of $7.7 million was a $5.1 million increase in cash used compared to the three-month period in 2019. Cash used in operations for the three months ended March 31, 2020 were almost $4.0 million in the other category, $2.6 million in the Energy segment and $1.1 million related to discontinued operations. This compares to cash used of $0.9 million in the Other category, $2.3 million in the Energy segment and $0.5 million provided by the discontinued Power and Electromechanical segment. Increased uses of cash in the first three month of 2020 are primarily for merger and acquisition activity in the Other category in addition to normal administrative costs, and increased cash usage in the Energy segment primarily related to start-up costs on the Company's new Orbital Power Services group. While the Company saw an initial cost increase from Orbital Power Services, management expects this group to become cash flow positive, as the business environment normalizes. The Company believes overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Reach Construction Group and in process cost reductions coupled with continued management of working capital allocation. The Company expects the cash usage rate in the other category to decrease due to the closing of the Reach Construction Group acquisition in April.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased inventories of $1.8 million associated with inventory purchases in the Canada operation, increased prepaid expenses and other current assets of $0.9 million related to new prepaid insurance policies for the new Orbital Power Services group and $0.9 million change in Deposits and other assets for a Deposit at Orbital U.K. on a future intangible asset. Increased cash used for right of use assets and partially offsetting increased lease liabilities are due to the ramp up of the Orbital Power Services group. The decrease in accrued liabilities was primarily related to payout of employee accrued compensation in 2020 for the 2019 year. Also contract assets increased by $0.5 million that were partially offset by a $0.3 million increase in contract liabilities. These increases in use of cash are partially offset by increased cash provided by the timing of collections on receivables due to the timing and completion of integration projects and increased accounts payable of $0.3 million related to timing and the additional operations of Orbital Power Services in 2020.

During the three months ended March 31, 2020 and 2019, the Company recorded a total of $3 thousand and $51 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The decrease in expense during the first three months of 2020 compared to the first three months of 2019 is primarily due to a portion of directors' compensation being accrued while the structure of their compensation is being evaluated.

The Company may file an S-3 registration statement in 2020. Following such filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount that will be defined in an S-3 registration.

As the Company focuses on growing its energy infrastructure services market presence, it will fund these activities, together with related sales and marketing efforts for its various product offerings with cash on hand, and possible future issuances of equity and debt.

Orbital Energy Group may raise additional capital needed to fund the further development and marketing of its products as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Capital Expenditures and Investments

During the first three months of 2020 and 2019, Orbital Energy Group invested $1.3 million and $69 thousand, respectively, in property and equipment. In the first three months of 2020, this was primarily for capital assets associated with the Company's new Orbital Power Services group. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements, trucks and other fixed assets as needed for operations. The Company entered into a $3 million note receivable with Reach Construction, Inc. during the three months ended March 31, 2020 prior to the April 1 acquisition. This note will become an intercompany note in the second quarter of 2020. The Company made an additional $0.2 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in the first three months ended March 31, 2020. The Company anticipates further investment in property and equipment during the remainder of 2020 in support of its on-going business and continued development of product lines and technologies for the Energy segment.

During the three months ended March 31, 2020 and 2019, Orbital Energy Group invested $4 thousand and $0.1 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first three months of 2019, Orbital Energy Group made cash investments of $0.3 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for a total investment of $5.3 million for a 21.4% equity investment in VPS. In the second quarter of 2019 the initial investment was marked up to $5.9 million based on the fair value of the non-cash contributions. Through March 31, 2020, the noncash portion of the investment was $3.7 million. The Company's share ownership percentage was subsequently diluted to 20.58% as of March 31, 2020 due to additional share issuances by VPS. Through these investments the Company is continuing its support of the two companies’ continued collaboration and development of industry transforming Software Defined Power technologies (see Note 7).

The Company also paid out $2.8 million in the three months ended March 31, 2020 related to a working capital adjustment on the disposition of the domestic power business to Bel Fuse, Inc in accordance with the sale agreement.

Financing Activities

For the three months ended March 31, 2020 and 2019, the Company recorded net payments of $0 and $0.4 million, respectively, from the overdraft facility in the U.K., and had net proceeds of $0 and of $0.5 million, respectively, from the line of credit. The previous line of credit and overdraft facility were replaced in April 2019 with a new $10.0 million line of credit from Bank of America Merrill Lynch that was reduced to $6.0 million at September 30, 2019 upon the sale of the Company's electronic components business and discontinued following the sale of the domestic power business to Bel Fuse, Inc.

Financing Activities – Related Party Activity

For the three months ended March 31, 2020 and 2019, $0 and $66 thousand of interest payments were made in relation to the promissory note issued to former related party, IED, Inc. This note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

At March 31, 2020, the Company had unrestricted cash and cash equivalents balances of $6.7 million. At March 31, 2020, the Company had $0.9 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.2 million and $71 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC). At March 31, 2020, the Company had cash and cash equivalents of $0.3 million in Japanese bank accounts, $0.7 million in European bank accounts and $0.3 million in Canadian bank accounts.

The Company had a net loss of $7.4 million and cash used in operating activities of $7.7 million during the three months ended March 31, 2020. As of March 31, 2020, the Company's accumulated deficit is $129.6 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital Gas Systems operations in Houston and the U.K. to continue to need cash support as the businesses increase their market positions and revenue.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2019 Annual Report on Form 10-K filed on March 30, 2020, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

Adoption of new accounting standards

See Note 2 Summary of Significant Accounting Policies - Update of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncement adoptions, including the dates of adoption and effects on financial position, results of operations and cash flows if any.

Recent Accounting Pronouncements

See Note 11 Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company is an indemnitor on a surety bond for an unconsolidated third party related to a $4.6 million Reach Construction Group project that is approximately 90% complete and expected to be completed in 2020. The Company does not expect any liability associated with this off-balance sheet arrangement.

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

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended March 31, 2020
Revenues	49%	51%
Operating expenses	74%	26%

For the Three Months Ended March 31, 2019
Revenues	35%	65%
Operating expenses	52%	48%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three months ended March 31, 2020, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Investment Risk

The Company has an Investment Policy that, among other things, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. The Company’s investment committee consists of two independent Directors and the CFO, who oversee the investment portfolio and compile a quarterly analysis of the investment portfolio, if any investments exist during the period.

Investments made by the Company are subject to Investment committee Charter and investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue. In 2019, since the equity-method investment in VPS is considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2019 and determined that it was still a material weakness as of March 31, 2020:  insufficient resources within the accounting function related to technical accounting interpretation and guidance, financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 and March 31, 2020. The deficiencies largely arose during 2019 because of the divestiture of certain operations and the loss of personnel supporting the financial transaction processing and reporting functions. The deficiencies did not result in material adjustment to the fiscal year ended December 31, 2019 or the period ended March 31, 2020.

To remediate our internal control weakness, management has and will continue to implement subsequent to March 31, 2020 the following measures:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART ll – OTHER INFORMATION

Item 1. Legal Proceedings.

Orbital Energy Group, Inc. and its subsidiaries are not a party in any legal proceedings where they are a defendant. No director, officer or affiliate of Orbital Energy Group, Inc., any owner of record or beneficially of more than five percent of any class of voting securities of Orbital Energy Group, Inc. or any associate of any such director, officer, affiliate of Orbital Energy Group, Inc. or security holder is a party adverse to Orbital Energy Group, Inc. or any of its subsidiaries or has a material interest adverse to Orbital Energy Group, Inc. or any of its subsidiaries. Orbital Energy Group, Inc. recently acquired REACH Construction Group (“REACH”).  REACH is a party to several construction disputes that may become litigated matters.  The Company is currently investigating these situations to determine potential liability, settlement opportunities, and other factors which may impact the resolution of these matters.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2020, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/Prepaid/Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
February 2020	Common stock	Expense	James McKenzie	Pursuant to royalty agreement	37,312	$39	(1)
					37,312	$39

(1) Related royalty expense recorded in prior periods.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.01 [1]	Paycheck Protection Program Note Payable between CUI Global, Inc and Bank of America for $367,395 dated April 30, 2020

10.02 [1]	Paycheck Protection Program Note Payable between Orbital Gas Systems, North America and Bank of America for $772,022.50 dated April 30, 2020

10.03 [1]	Paycheck Protection Program Note Payable between Orbital Power, Inc. and Bank of America for $380,610 dated April 30, 2020

10.04 [1]	Paycheck Protection Program Note Payable between Reach Construction Group LLC and Dogwood State Bank for $404,200 dated May 2, 2020

10.05 [1]	Transition Services Agreement by and among CUI-Canada, CUI Global, and Virtual Power Systems., Inc.

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 20th day of May, 2020.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)