Form 10-Q
period 2020-06-30
Orbital Energy Group, Inc.
filed 2020-08-18
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 30,420,685 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of August 18, 2020.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2020	2019
		(See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$4,370	$23,351
Restricted cash - current	2,551	—
Trade accounts receivable, net of allowance of $47 and $47 at June 30, 2020 and December 31, 2019, respectively	10,783	5,290
Retainage receivable	1,278	5
Inventories	1,071	1,631
Contract assets	1,765	2,309
Note receivable, current portion	44	—
Convertible note receivable	260	—
Prepaid expenses and other current assets	3,180	2,215
Assets held for sale - current	8,245	6,893
Total current assets	33,547	41,694

Property and equipment, less accumulated depreciation of $1,718 and $1,441 at June 30, 2020 and December 31, 2019, respectively	5,643	4,454
Investment in VPS - equity method	58	4,865
Right of use assets - Operating leases	6,898	5,524
Goodwill	7,006	—
Other intangible assets, less accumulated amortization of $12,166 and $11,191 at June 30, 2020 and December 31, 2019, respectively	16,102	4,298
Restricted cash	1,027	—
Note receivable	3,351	3,253
Deposits and other assets	1,111	70
Total assets	$74,743	$64,158

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$15,258	$2,904
Notes payable, current	1,528	473
Line of credit	550	—
Operating lease obligations - current portion	1,582	821
Accrued expenses	2,946	5,159
Contract liabilities	6,616	1,668
Liabilities held for sale, current	4,192	4,970
Total current liabilities	32,672	15,995
Notes payable, less current portion	7,822	—
Operating lease obligations, less current portion	5,348	4,852
Contingent consideration	720	—
Other long-term liabilities	162	194
Total liabilities	46,724	21,041

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2020 or December 31, 2019	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 30,773,748 shares issued and 30,420,685 shares outstanding at June 30, 2020 and 28,736,436 shares issued and 28,383,373 shares outstanding at December 31, 2019	31	29
Additional paid-in capital	171,341	170,106
Treasury stock at cost; 353,063 shares held at June 30, 2020 and December 31, 2019	(413)	(413)
Accumulated deficit	(138,940)	(122,234)
Accumulated other comprehensive loss	(4,000)	(4,371)
Total stockholders' equity	28,019	43,117
Total liabilities and stockholders' equity	$74,743	$64,158

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenues	$7,775	$6,261	$13,463	$11,720

Cost of revenues	6,731	4,540	11,860	8,812

Gross profit	1,044	1,721	1,603	2,908

Operating expenses:
Selling, general and administrative expense	6,787	4,463	13,979	9,298
Depreciation and amortization	1,424	384	1,831	790
Research and development	28	51	45	103
Provision for bad debt	2	61	8	128
Other operating (income) expense	—	—	—	(2)

Total operating expenses	8,241	4,959	15,863	10,317

Continuing loss from operations	(7,197)	(3,238)	(14,260)	(7,409)

Other income (expense)	234	(353)	(798)	(105)
Interest expense	(125)	(22)	(136)	(31)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(7,088)	(3,613)	(15,194)	(7,545)
Net loss of affiliate	(4,360)	(356)	(4,806)	(356)
Loss from continuing operations before taxes	(11,448)	(3,969)	(20,000)	(7,901)
Income tax benefit	(1,550)	(280)	(3,150)	(454)

Loss from continuing operations, net of income taxes	(9,898)	(3,689)	(16,850)	(7,447)

Discontinued operations (Note 3)
Income from operations of discontinued power and electromechanical components businesses	595	1,313	109	2,289
Income tax (benefit) expense	22	(111)	(35)	110
Income from discontinued operations, net of income taxes	573	1,424	144	2,179

Net loss	$(9,325)	$(2,265)	$(16,706)	$(5,268)

Basic and diluted weighted average common shares outstanding	30,424,896	28,634,766	29,422,813	28,609,324

Loss from continuing operations per common share - basic and diluted	$(0.33)	$(0.13)	$(0.57)	$(0.26)

Income from discontinued operations - basic and diluted	$0.02	$0.05	$0.00	$0.08

Loss per common share - basic and diluted	$(0.31)	$(0.08)	$(0.57)	$(0.18)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Six Months
(in thousands)	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net loss	$(9,325)	$(2,265)	$(16,706)	$(5,268)

Other comprehensive income (loss)
Foreign currency translation adjustment	(44)	77	371	169
Comprehensive loss	$(9,369)	$(2,188)	$(16,335)	$(5,099)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	$29	$170,115	(353,063)	$(413)	$(129,615)	$(3,956)	$36,160
Common stock issued as partial payment of Reach Construction Group, Inc.	2,000,000	2	1,222	—	—	—	—	1,224
Common stock issued for compensation, services, and royalty payments	—	—	4	—	—	—	—	4
Net loss	—	—	—	—	—	(9,325)	—	(9,325)
Other comprehensive income	—	—	—	—	—	—	(44)	(44)
Balance, June 30, 2020	30,773,748	$31	$171,341	(353,063)	$(413)	$(138,940)	$(4,000)	$28,019

(in thousands, except share amounts)	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888
Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—	—	92	92
Balance, March 31, 2019	28,581,953	$29	$169,938	$(124,108)	$(4,304)	$41,555
Common stock issued for compensation, services, and royalty payments	50,349	—	68	—	—	68
Net loss	—	—	—	(2,265)	—	(2,265)
Other comprehensive loss	—	—	—	—	77	77
Balance, June 30, 2019	28,632,302	$29	$170,006	$(126,373)	$(4,227)	$39,435

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,706)	$(5,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	365	462
Amortization of intangibles	1,670	907
Amortization of note receivable discount	(142)	—
Stock issued and stock to be issued for compensation, royalties and services	7	111
Non-cash loss on equity method investment in VPS	4,806	356
Non-cash fair value gain on equity method investment purchase	—	(629)
Provision for bad debt expense	8	138
Deferred income taxes	(1,594)	(289)
Inventory reserve	(17)	189
Non-cash unrealized foreign currency losses	1,141	159
Gain on disposal of assets	—	(2)
Change in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	749	(68)
Retainage receivable	557	—
Inventories	(792)	(972)
Contract assets	1,786	(1,159)
Prepaid expenses and other current assets	304	381
Right of use assets - Operating leases	(283)	467
Deposits and other assets	(991)	21
Accounts payable	(617)	2,001
Operating lease liabilities	182	(429)
Accrued expenses	(1,212)	(325)
Refund liabilities	—	(253)
Contract liabilities	1,804	(121)
NET CASH USED IN OPERATING ACTIVITIES	(8,975)	(4,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(2,980)	—
Purchases of property and equipment	(1,391)	(233)
Payment from working capital adjustment on Power group disposition	(2,804)	—
Proceeds from sale of property and equipment	—	2
Cash paid for other intangible assets	(5)	(196)
Cash paid for convertible notes receivable	(260)	—
Cash paid for equity-method investment	(129)	(1,021)
Proceeds from Notes receivable	—	313
NET CASH USED IN INVESTING ACTIVITIES	(7,569)	(1,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	—	6,842
Payments on overdraft facility	—	(8,208)
Proceeds from line of credit	100	17,189
Payments on line of credit	—	(11,718)
Payments on financing lease obligations	(2)	(2)
Proceeds from notes payable	1,924	—
Payments on notes payable	(846)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,176	4,103

Effect of exchange rate changes on cash	(35)	11
Net decrease in cash, cash equivalents and restricted cash	(15,403)	(1,344)
Cash, cash equivalents and restricted cash at beginning of period	23,351	4,502

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,948	$3,158

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$39	$136
Interest paid, net of capitalized interest	$37	$194

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in Reach Construction Group, LLC including seller notes, equity issued and contingent consideration.	$8,424	$—
Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$—	$7,703
Financing note payable issued for payment on certain insurance policies	$921	$—
Non-cash investment in equity method investment - see note 7	$—	$4,257
Common stock issued and to be issued for royalties payable pursuant to product agreements	$12	$16
Common stock issued and to be issued for consulting services and compensation in common stock	$—	$92
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$—	$5
Accrued property and equipment purchases at June 30	$64	$3
Accrued investment in other intangible assets at June 30	$—	$77

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

Orbital Energy Group Inc. (Orbital Energy Group or "the Company") (formerly known as CUI Global, Inc.) is a platform company composed of three segments, the Integrated Energy Infrastructure Solutions and Services segment, the Electric Power and Solar Infrastructure Services segment, along with an "Other" segment. This segment structure is a new segment structure in recognition of the Company's transformation following the disposition of its Power and Electromechanical segment in the third and fourth quarters of 2019, the ramp up of Orbital Power Services in 2020 and the acquisition of Reach Construction Group, LLC (Reach Construction) on April 1, 2020. The following describes the Company's newly reorganized segments.

Electric Power and Solar Infrastructure Services Segment

The Electric Power and Solar Infrastructure Services segment consists of Reach Construction Group, LLC based in Apex, North Carolina and Orbital Power Services based in Dallas, Texas.  The segment provides comprehensive network solutions to customers in the electric power and solar industries. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities and emergency restoration services, including the repair of infrastructure damaged by inclement weather, and the energized installation, maintenance and upgrade of electric power infrastructure. Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction.

Integrated Energy Infrastructure Solutions and Services Segment

The Integrated Energy Infrastructure Solutions and Services segment consists of Orbital Gas Systems, North America, Inc. based in Houston, Texas and Orbital Gas Systems Ltd based in Stone, Staffordshire in the United Kingdom, collectively referred to as “Orbital Gas Systems.”  Orbital Gas Systems provides a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

The Other segment represents the remaining activities that are not included as part of the other reportable segments and primarily represents corporate activity.

Prior to the third quarter of 2019, the Company included another segment named, the Power and Electromechanical segment. This segment is included in Discontinued Operations. See Note 3 - Discontinued Operations and Sale of a Business for more information on the Company's discontinued operations.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Six Months
(in thousands)	Ended June 30,
	2020	2019
Cash and cash equivalents at beginning of period	$23,351	$3,979
Restricted cash at beginning of period (1)	—	523
Cash, cash equivalents and restricted cash at beginning of period	$23,351	$4,502

Cash and cash equivalents at end of period	$4,370	$2,635
Restricted cash at end of period (1)	3,578	523
Cash, cash equivalents and restricted cash at end of period	$7,948	$3,158

(1) Restrictions on cash at June 30, 2020 and June 30, 2019 relate to collateral for several bank-issued letters of credit for contract guaranties. Also included in the June 30, 2020 total is $2.3 million of restricted cash held in a cash bond in regards to disputed amounts with a subcontractor.  The Company is working to settle the disputed amounts payable and the funds will release at such time to pay agreed amounts with any excess returning to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on cost-to-cost-method type contracts, inventory valuation, warranty reserves, refund liabilities/returns allowances, valuations of non-cash capital stock issuances, valuation for acquisitions, the valuation allowance on deferred tax assets, equity method investment valuation, note receivable interest imputation, and the incremental borrowing rate used in determining the value of right of use assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. Upon acquisition of Reach Construction Group, Inc., the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets included in the table below. There was zero goodwill at December 31, 2019.

Other Intangibles Assets

The following table provides the components of identifiable intangible assets:

Finite-lived intangible assets (in thousands)
Integrated Energy Infrastructure Solutions and Services Segment	Estimated Useful Life (in years)	June 30, 2020 Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	December 31, 2019 Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Order backlog	2	$2,746	$(2,746)	$—	$2,938	$(2,938)	$—
Trade name - Orbital-UK	10	1,477	(1,071)	406	1,579	(1,066)	513
Customer list - Orbital-UK	10	5,741	(4,163)	1,578	6,142	(4,146)	1,996
Technology rights	20	308	(214)	94	330	(213)	117
Technology-Based Asset - Know How	12	2,326	(1,405)	921	2,488	(1,399)	1,089
Technology-Based Asset - Software	10	504	(365)	139	539	(364)	175
Computer software	3 to 5	673	(396)	277	717	(331)	386
Total Integrated Energy Infrastructure Solutions and Services Segment		13,775	(10,360)	3,415	14,733	(10,457)	4,276

Electric Power and Solar Infrastructure Services Segment
Customer Relationships	5	8,647	(432)	8,215	—	—	—
Trade name - Reach Construction Group	1	1,878	(469)	1,409	—	—	—
Non-compete agreements	5	3,212	(161)	3,051	—	—	—
Total Electric Power and Solar Infrastructure Services Segment		13,737	(1,062)	12,675	—	—	—

Other category
Computer software	3 to 5	720	(708)	12	720	(698)	22
Product certifications	3	36	(36)	-	36	(36)	-
Total Other category		756	(744)	12	756	(734)	22

Total identifiable other intangible assets		$28,268	$(12,166)	$16,102	$15,489	$(11,191)	$4,298

Company Conditions

Orbital Power Services began operations during the first quarter of 2020 and while not certain, is expected to quickly increase revenues to achieve positive cash flows during 2020. Orbital Gas Systems Ltd. continues to face issues surrounding Brexit and the overall economy in the United Kingdom coupled with continued delays in shipment of GasPTs on a significant European-based project, and the related slower than expected acceptance of this new disruptive technology that have caused a delay in our expected profitability from continuing operations. Orbital Gas Systems, North America, Inc. continues to see improvements in its operations, increasing customer opportunities and is moving toward break-even and profitability. The Company will continue to work to identify cost reductions and efficiencies while at the same time working to grow revenues and margins.

The Company had net loss of $16.7 million and cash used in operating activities of $9.0 million during the six months ended June 30, 2020. As of June 30, 2020, the Company's accumulated deficit is $138.9 million.

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  The Company is proactively working to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound later this year. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we have positive working capital primarily related to assets held for sale, trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage in the next twelve months. In the three months ended June 30, 2020, the Company received loans under the CARES Act Paycheck Protection Program of approximately $1.9 million which further assisted the Company as it continues to operate in 2020 (Note 16. Notes Payable and Line of Credit). Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

The Company’s available capital may be consumed faster than anticipated due to other events, including the length and severity of the global novel coronavirus disease pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. The Company may seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, but given the impact of COVID-19 on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The remaining assets remain held-for-sale. However, in conjunction with that sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and sell its remaining operations of CUI-Canada and CUI Japan during 2020. As such, the Company has recorded an accrued liability of $4.0 million Canadian dollars ($2.9 million US dollars at June 30, 2020) for estimated employee termination costs. The termination costs are expected to begin during 2020 based around backlog production and delivery schedule requirements. The lease for the CUI-Canada facility expires during 2020 and the CUI Japan lease includes a four-month notice period to terminate. There were no changes to the restructuring accruals during the six months ended June 30, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Changes to the Company's accounting policies are discussed below:

Adoption of new accounting standards

On January 1, 2020, the Company adopted the guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standard Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted Topic 326 using the modified-retrospective approach. No cumulative effect adjustment was necessary.

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

(in thousands)	As of June 30, 2020
Receivables — Third-Party, including retainage receivable	$12,108
Allowance for Credit Losses	(47)
Receivables — Third-Party, Net	$12,061

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

As part of the Company’s previously stated strategy to transform Orbital Energy Group, Inc. into a diversified energy infrastructure services platform serving North American and U.K. energy customers, the Company’s board of directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019. At June 30, 2020, the assets and liabilities of the Company's CUI-Canada and CUI Japan subsidiaries are included as held for sale with the expectation that the sale of these components will be completed in 2020.

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for all periods presented on the Condensed Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, from the former Power and Electromechanical segment have been reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. Cash flows from these discontinued businesses are included in the Condensed Consolidated Cash Flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations. The notes to the consolidated financial statements have also been adjusted for the three and six months ended June 30, 2019 from previous disclosures as a result of the discontinued operations of the Power and Electromechanical segment.

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Major classes of line items constituting pretax profit (loss) of discontinued operations:	2020	2019	2020	2019

Revenues	$3,911	$16,550	$5,944	$34,101
Cost of revenues	(3,261)	(10,932)	(5,247)	(21,943)
Selling, general and administrative expense	(420)	(4,581)	(805)	(9,333)
Depreciation and amortization	—	(96)	—	(211)
Research and development	—	(190)	—	(742)
(Provision for) recovery of bad debt	—	30	—	(10)
Interest expense	—	(96)	—	(172)
Other income and (expense) items that are not major classes	365	(1)	217	(30)
Pretax profit of discontinued operations related to major classes of pretax profit	595	684	109	1,660
Pretax gain on assets contributed as part of the purchase of VPS	—	629	—	629
Income tax (benefit) expense	22	(111)	(35)	110
Total income from discontinued operations that is presented in the statement of operations	$573	$1,424	$144	$2,179

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the

Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands)	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$2,199	$1,740
Inventories	4,443	3,254
Prepaid expenses and other current assets	172	140
Property and equipment	261	273
Right of use assets - Operating leases	186	391
Other intangible assets	352	352
Deferred tax asset	632	663
Deposits and other assets	—	80
Total assets of the disposal group classified as held for sale	$8,245	$6,893

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$564	$618
Operating lease obligations - current portion	201	410
Accrued expenses	3,427	3,935
Operating lease obligations, less current portion	—	7
Total liabilities	$4,192	$4,970

* The assets and liabilities of the disposal group classified as held for sale are classified as current on the June 30, 2020 Condensed Consolidated Balance Sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash provided by (used in) operating activities of discontinued operations for the six months ended June 30, 2020 and 2019 was $(1.9) million and $2.9 million, respectively.

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2020 and 2019 was $0 and $0.3 million, respectively.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Electric Power and Solar Infrastructure Services segment and Integrated Energy Infrastructure and Services segment

The Electric Power and Solar Infrastructure Services provides a full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction.

The  Integrated Energy Infrastructure and Services segment subsidiaries generate their revenue from a portfolio of products, services and resources that offer a diverse range of energy infrastructure services including gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries through the Orbital Gas Systems subsidiaries.

The Company accounts for a majority of its contract revenue proportionately over time in both segments. For performance obligations satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

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

The timing of revenue recognition for Integrated Energy Infrastructure and Services products also depends on the payment terms of the contract, as the Company's performance does not create an asset with an alternative use to the Company. For those contracts which the Company has a right to payment for performance completed to date at all times throughout the Company's performance, inclusive of a cancellation, the Company recognizes revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure the Company's progress towards complete satisfaction of the performance obligation as the Company believes it best depicts the transfer of control to the customer. However, for those contracts for which the Company does not have a right, at all times, to payment for performance completed to date, the Company recognizes revenue at the point in time when control is transferred to the customer.

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

Product-type contracts (for example, sale of GasPT units) out of the Integrated Energy Infrastructure and Services segment for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period.

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

Activity in the contract liabilities for the six months ended June 30, 2020 and 2019 was as follows:

	As of December 31,
(in thousands)	2019	2018
Current contract liabilities	$1,668	$1,956
Long-term contract liabilities (1)	192	129
Total contract liabilities	$1,860	$2,085

	For the Six Months
	Ended June 30,
	2020	2019
Total contract liabilities - beginning of period	$1,860	$2,085
Contract liability additions acquired - Reach Construction	3,201	—
Contract additions, net	3,553	1,618
Revenue recognized	(1,741)	(1,663)
Translation	(95)	(5)
Total contract liabilities - end of period	$6,778	$2,035

	As of June 30,
	2020	2019
Current contract liabilities	$6,616	$1,876
Long-term contract liabilities (1)	162	159
Total contract liabilities	$6,778	$2,035

(1) Long-term contract liabilities are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 30, 2020, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied Over Time

To determine the proper revenue recognition method for contracts in both of the Company's segments, the Company evaluates whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For most of our contracts in both segments, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 20% and 21% of revenues for the three month periods ended June 30, 2020 and 2019, respectively and 26% and 21% for the six months ended June 30, 2020 and 2019, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and scrap return allowances primarily in the discontinued operations of the Power and Electromechanical segment. In rare instances in both our Electric Power and Solar Infrastructure Services segment and our Integrated Energy Infrastructure and Services segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include new product introduction and scrap return estimates in our calculation of net revenue when there is a basis to reasonably estimate the amount of the returns. These estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

Significant Judgments

Our contracts with certain customers may be subject to contract cancellation clauses. Contracts with other cancellation provisions may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations and whether a contract should be accounted for over time or on a completed contract basis. Revenue is recognized for certain integration systems and construction projects over time using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months			For the Three Months
	Ended June 30, 2020			Ended June 30, 2019
(in thousands)	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total

Revenues recognized at point in time	$1,526	$—	$1,526	$1,311	$—	$1,311
Revenues recognized over time	2,221	4,028	6,249	4,950	—	4,950
Total revenues	$3,747	$4,028	$7,775	$6,261	$—	$6,261

	For the Six Months			For the Six Months
	Ended June 30, 2020			Ended June 30, 2019
(in thousands)	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total

Revenues recognized at point in time	$3,505	$—	$3,505	$2,464	$—	$2,464
Revenues recognized over time	5,531	4,427	9,958	9,256	—	9,256
Total revenues	$9,036	$4,427	$13,463	$11,720	$—	$11,720

The following tables present the Company's revenues disaggregated by region:

	For the Three Months			For the Three Months
	Ended June 30, 2020			Ended June 30, 2019
(in thousands)	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total

North America	$1,547	$4,028	$5,575	$1,970	$—	$1,970
Europe	2,177	—	2,177	4,288	—	4,288
Asia	4	—	4	1	—	1
Other	19	—	19	2	—	2
Total revenues	$3,747	$4,028	$7,775	$6,261	$—	$6,261

	For the Six Months			For the Six Months
	Ended June 30, 2020			Ended June 30, 2019
(in thousands)	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total

North America	$4,390	$4,427	$8,817	$3,794	$—	$3,794
Europe	4,503	—	4,503	7,852	—	7,852
Asia	20	—	20	20	—	20
Other	123	—	123	54	—	54
Total revenues	$9,036	$4,427	$13,463	$11,720	$—	$11,720

5.	DEPOSITS

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

During the six months ended June 30, 2020 the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million GBP, or approximately $1.8 million. The completion of the acquisition will be upon final payment towards this agreement. In June 2020, the parties to the agreement mutually agreed to extend the payments until January 15, 2021 in consideration of the financial consequences created by the COVID-19 pandemic in exchange for a technology fee of an additional 100,000 GBP. As of June 30, 2020, the Company owes the remaining 650 thousand GBP which is scheduled for a 150,000 GBP payment to be made during Q3 2020 and the remaining 500,000 GBP on January 15, 2021. The $1.1 million paid to date in the first six months of 2020 is held in deposits and other assets on the condensed consolidated balance sheets.

6.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At June 30, 2020 and December 31, 2019, accrued liabilities included $0.1 million and $0.2 million of accrued inventory payable, respectively. At June 30, 2020 and December 31, 2019, inventory by category is valued net of reserves and consists of:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Finished goods	$353	$434
Raw materials	221	244
Work-in-process	497	953
Total inventories	$1,071	$1,631

7.	INVESTMENTS

During the three months ended March 31, 2016, Orbital Energy Group's investment in Test Products International, Inc. ("TPI"), was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded interest income on the note of $0 and $4 thousand, for the three months ended June 30, 2020 and 2019, respectively. The Company recorded interest income on the note of $0 and $8 thousand, for the six months ended June 30, 2020 and 2019, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during the second quarter of 2019.

As of June 30, 2020, the Company' had a 18.28% ownership percentage with Virtual Power Systems ("VPS"). Based on its equity ownership and that the Company maintains a board seat and participates in operational activities of VPS, the Company maintains significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. The VPS investment basis at June 30, 2020  and December 31, 2019 was $58 thousand and $4.9 million as reflected on the consolidated balance sheets. The Company recorded a $4.4 million loss on its equity-method investment in the three months ended June 30, 2020 compared with $0.4 million in the three months ended June 30, 2019  and $4.8 million and $0.4 million loss in the six months ended June 30, 2020 and 2019, respectively. The loss during the three and six months ended June 30, 2020 included a $3.5 million impairment that was recorded due to identified other than temporary impairment on the value of the investment.

The Company made a purchase of a convertible note receivable for $200 thousand from VPS in the three months ended March 31, 2020, which was increased to $260 thousand in the second quarter of 2020 via payments made to VPS and accrued interest recorded by the Company as part of the transition agreement between the Company and VPS.

A summary of the unaudited financial statements of the affiliate as of June 30, 2020 is as follows (in thousands):

Current assets	$4,145
Non-current assets	4,016
Total Assets	$8,161

Current liabilities	$6,349
Non-current liabilities	572
Stockholders' equity	1,240
Total liabilities and stockholders' equity	$8,161

Operating results for the six months ended June 30, 2020
Revenues	$—
Operating loss	(3,721)
Net loss	$(3,795)
Other comprehensive profit (loss):
Foreign currency translation adjustment	—
Comprehensive net loss	(3,795)
Add back excluded acquisition intangible amortization, net	176
Adjusted comprehensive loss	$(3,619)
Company share of adjusted net loss at 20.58% reduced to 18.28% as of June 30, 2020	$(730)
Reduction in value of shares - impairment and distribution	$(4,076)
Equity investment in affiliate	$58

8.	LEASES

Consolidated total lease costs were $0.9 million for the six months ended June 30, 2020 and is included in cost of sales;  selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at June 30, 2020 are as follows for the years ended December 31:

(in thousands)
2020	$1,018
2021	1,840
2022	1,564
2023	722
2024	626
Thereafter	2,684
Interest portion	(1,524)
Total operating lease obligations	$6,930

Total lease cost and other lease information is as follows:

(in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$466	$810	$254	$532
Short-term lease cost	55	76	70	107
Variable lease cost	101	193	26	54
Sublease income	(78)	(176)	(3)	(6)
Total lease cost	$544	$903	$347	$687

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)		$(1,005)		$(805)
Right-of-use assets obtained in exchange for new operating lease obligations		$1,171		$6,172 *
Weighted-average remaining lease term - operating leases (in years)		6.1		7.4
Weighted-average discount rate - operating leases		6.6%		6.2%

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

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on March 30, 2020. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based expense of $7 thousand and $111 thousand, respectively.

10.	SEGMENT REPORTING

With the Company's purchase of Reach Construction Group, LLC in April 2020,  the Company revised its segment structure. A new segment was formed that includes the Reach Construction Group acquisition and the Company's 2020 start-up, Orbital Power Services, and is named  the Electric Power and Solar Infrastructure Services segment. Orbital Power Services, which commenced operations in the first quarter of 2020, was formerly part of the Energy segment. The former Energy segment, less Orbital Power Services, includes Orbital Gas Systems Ltd in the U.K. and Orbital Gas Systems, North America in the United States and has been renamed the Integrated Energy Infrastructure Solutions and Services segment.

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified five operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are the Electric Power and Solar Infrastructure Services segment, the Integrated Energy Infrastructure Solutions and Services segment, and Other. The Company’s Electric Power and Solar Infrastructure Services segment consists of Orbital Power Services, in Dallas, Texas and Reach Construction Group, LLC, in Apex, North Carolina. Orbital Power Services is a full-service building, maintenance and support provider to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction.

Integrated Energy Infrastructure Solutions and Services segment consists of Orbital Gas Systems Ltd. based in Stone, Staffordshire in the United Kingdom, and Orbital Gas Systems, North America, Inc. subsidiary based in Houston, Texas, collectively referred to as "Orbital Gas Systems." Orbital Gas Systems has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Its proprietary VE® Technology enhances the capability and speed of the Company's GasPT® Technology. VE Technology provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity. In 2019, the Company sold its domestic power and electromechanical businesses and reclassified the income of the former Power and Electromechanical segment to income from discontinued operations. Unsold portions of the segment were reclassified to assets held for sale. The information for three and six months ended June 30, 2019 has been reclassified to reflect this change, with assets held for sale included in the Other segment.

The following information represents segment activity for the three months ended June 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$4,028	$3,747	$—	$7,775
Depreciation and amortization (1)	1,201	337	11	1,549
Interest expense	121	1	3	125
Loss from operations	(3,015)	(1,621)	(2,561)	(7,197)
Expenditures for long-lived assets (2)	95	1	18	114

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $125 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents segment activity for the six months ended June 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$4,427	$9,036	$—	$13,463
Depreciation and amortization (1)	1,280	736	19	2,035
Interest expense	129	1	6	136
Loss from operations	(5,073)	(3,464)	(5,723)	(14,260)
Expenditures for long-lived assets (2)	1,304	19	73	1,396

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $204 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of June 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets (1)	$35,998	$19,659	$19,086	$74,743
Goodwill	7,006	—	—	7,006
Other intangible assets, net	12,675	3,415	12	16,102

(1) The Other segment includes assets held for sale related to the Company's discontinued operations, which include $0.4 million of other intangible assets.

The following information represents segment activity for the three months ended June 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$—	$6,261	$—	$6,261
Depreciation and amortization (1)	—	379	246	625
Interest expense	—	22	—	22
Loss from operations	—	(1,917)	(1,321)	(3,238)
Expenditures for long-lived assets (2)	—	40	172	212

(1) The Other segment included depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents segment activity for the six months ended June 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$—	$11,720	$—	$11,720
Depreciation and amortization (1)	—	778	591	1,369
Interest expense	—	31	—	31
Loss from operations	—	(4,501)	(2,908)	(7,409)
Expenditures for long-lived assets (2)	—	97	332	429

(1) The Other segment includes depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of June 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets (1)	$—	$21,757	$57,378	$79,135
Other intangibles assets, net	—	4,707	31	4,738

(1) The Other segment includes assets held for sale related to the Company's discontinued operations, which includes $13.1 million of goodwill and $8.3 million of other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
USA	$5,575	72%	$1,970	32%
United Kingdom	1,978	25%	4,206	67%
All Others	222	3%	85	1%
Total	$7,775	100%	$6,261	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
USA	$8,817	66%	$3,795	33%
United Kingdom	4,199	31%	7,644	65%
All Others	447	3%	281	2%
Total	$13,463	100%	$11,720	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. Effective with the Company’s acquisition of Reach Construction Group, LLC on April 1, 2020, the Company has a line of credit that has its interest rate referenced to LIBOR. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements, but currently does not expect there to be a material effect on its financial statements due to the Company’s limited exposure.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2020 and December 31, 2019, respectively, was as follows:

(in thousands)
June 30, 2020	Level 1	Level 2	Level 3	Total
Convertible note receivable	$—	$—	$260	$260
Total assets	$—	$—	$260	$260

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Total assets	$17	$—	$—	$17

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note receivable
Balance at December 31, 2019	$—
Purchase of convertible note receivable	200
Accrued interest	2
Increase for transition services provided	58
Fair value measurements	—
Balance at June 30, 2020	$260

There were no transfers between Level 3 and Level 2 in 2019 as determined at the end of the reporting period.

In the three months ended March 31, 2020, the Company invested $200 thousand in a convertible note receivable with VPS. In the future, this note will be evaluated as a level 3 investment as a debt security. The fair value of the investment at June 30, 2020 is estimated to be the same as its current carrying value with increases recorded since acquisition to record services rendered as part of the Company's transition services agreement and to record accrued interest. This valuation was determined by the fact that other investors invested during the quarter at substantially the same terms and at the same price as our investment. The inputs used to measure the convertible note are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal analysis. Since the valuation is not supported by market criteria, the valuation is completely dependent on unobservable inputs.

13.	LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, Basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the respective income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and six months ended June 30, 2020 and June 30, 2019, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 0.8 million shares related to stock options were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2020 and 0.9 million shares were excluded for the three and six months ended June 30, 2019. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and six months ended June 30, 2020 and 2019.

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Loss from continuing operations, net of taxes	$(9,898)	$(3,689)	$(16,850)	$(7,447)
Income from discontinued operations, net of income taxes	573	1,424	144	2,179

Net loss	$(9,325)	$(2,265)	$(16,706)	$(5,268)

Basic and diluted weighted average number of shares outstanding	30,424,896	28,634,766	29,422,813	28,609,324

Loss from continuing operations per common share - basic and diluted	$(0.33)	$(0.13)	$(0.57)	$(0.26)

Income from discontinued operations - basic and diluted	$0.02	$0.05	$0.00	$0.08

Loss per common share - basic and diluted	$(0.31)	$(0.08)	$(0.57)	$(0.18)

14.	INCOME TAXES

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

Total net income tax benefit of $1.5 million and $0.4 million for the three months ended June 30, 2020 and 2019 and $3.1 million and $0.3 million for the six months ended June 30, 2020 and 2019 is being allocated under ASC 740-20-45-7 to another financial statement component other than continuing operations.

A net income tax benefit of $1.6 million and $3.2 million was recorded to the income tax provision from continuing operations for the three and six months ended June 30, 2020, resulting in an effective tax rate of 13.54% and 15.75%, respectively. A net income tax expense of $22 thousand and a net income tax benefit of $35 thousand was recorded to the income tax provision from discontinued operations for the three and six months ended June 30, 2020, respectively.  The income tax benefit from continuing operations for the six months ended June 30, 2020 was due to application of ASC 740-20-45-7, domestic state minimum taxes, benefits from refundable tax credits from our United Kingdom operations and a reduction in our domestic valuation allowance on our net deferred tax assets as a result of additional deferred tax liabilities assumed as a part of the Reach Construction Group, LLC acquisition. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

The income tax benefit for the three and six months ended June 30, 2019 was due to a $0.4 million adjustment to record actual prior year and estimated current year Scientific Research and Experimental Development (SRED) tax credits for research and development performed in Canada partially offset by taxes on profitable foreign operations and domestic state minimum taxes.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Foreign currency translation adjustment	$(4,000)	$(4,371)
Accumulated other comprehensive loss	$(4,000)	$(4,371)

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Note Payable - Financing note (1)	$579	$473
Pay check protection loans (2)	1,924	—
Line of credit (3)	550	—
Seller Financed notes payable - Reach Construction acquisition (4)	6,480	—
Vehicle and equipment loans (5)	367	—

(1)

Two notes payable for $374 thousand and $921 thousand to First Insurance Funding were executed in November 2019 and February 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. Note 1 has an annual percentage rate of 4.85% with ten monthly payments of approximately $38 thousand and will be paid off by September 1, 2020, and Note 2 has an annual percentage rate of 4.85% with ten monthly payments of approximately $94 thousand and will be paid off by November 20, 2020.

(2)

On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.  The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met. The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020 (the “Notes”). The Bank of America Notes mature two years from funding date of the Notes and the Dogwood State Bank Note matures two years from the Note date.  Each of the Notes bear interest at a fixed rate of 1.0 percent per annum with payments deferred for the first six months. The Loans may be prepaid at any time prior to maturity with no prepayment penalties.

(3)

The Company has available a $550,000 revolving line of credit with Truist. Interest is payable monthly at LIBOR plus 2.5% per annum, with a minimum rate of 2.5%. The interest rate was 2.67% at June 30, 2020. The line of credit is collateralized by all assets of Reach Construction Group, LLC and guaranteed by the Seller of Reach Construction Group, LLC. The line of credit has no established maturity date. At June 30, 2020, there was an outstanding balance of $550,000.

(4)	Includes two seller financed notes payable, one for $5 million and the second for $1.5 million due 18-months and 36-months from the acquisition date, with interest rate of 6%.
(5)	Includes vehicle and equipment loans with interest rates ranging from 0% to 13.49%.

17.	CONCENTRATIONS

The Company's major product lines are energy infrastructure services including natural gas infrastructure and high-tech solutions through Orbital Gas Systems and full-service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services. Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended June 30, 2020:
Customer	Percent
Customer 1	14%
Customer 2	14%
Customer 3	10%
Total concentrations	38%

For the Three Months Ended June 30, 2019:
Customer	Percent
Customer 4	20%
Customer 5	14%
Customer 6	11%
Customer 7	10%
Total concentrations	55%

For the Six Months Ended June 30, 2020:
Customer	Percent
None

Total concentrations	0%

For the Six Months Ended June 30, 2019:
Customer	Percent
Customer 4	20%
Customer 6	17%
Total concentrations	37%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended June 30, 2020:
Country	Percent
United Kingdom	25%
Total concentrations	25%

For the Three Months Ended June 30, 2019:
Country	Percent
United Kingdom	67%
Total concentrations	67%

For the Six Months Ended June 30, 2020:
Country	Percent
United Kingdom	31%
Total concentrations	31%

For the Six Months Ended June 30, 2019:
Country	Percent
United Kingdom	65%
Total concentrations	65%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

As of June 30, 2020:
Customer	Percent
Customer 8	27%
Customer 9	15%
Customer 10	15%
57%

As of December 31, 2019:
Customer	Percent
Customer 11	24%
Customer 6	14%
Customer 4	12%
Total concentrations	50%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

As of June 30, 2020:
Country	Percent
United Kingdom	21%
Total concentrations	21%

As of December 31, 2019:
Country	Percent
United Kingdom	49%
Total concentrations	49%

The Company had one supplier concentrations of approximately 18% in the three months ended June 30, 2020 in the Electric Power and Solar Infrastructure Services segment. There were no supplier concentrations greater than 10% during the six months ended June 30, 2020 or the three and six months ended June 30, 2019.

18.	OTHER EQUITY TRANSACTIONS

The following shares issued during the six months ended June 30, 2020 were recorded in expense using the grant-date fair value of the stock:

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
February 2020	Common stock	Expense	James McKenzie	Pursuant to royalty agreement	37,312	$39	(1)
April 2020	Common stock	Cash	Brandon S. Martin Sr.	Reach Construction acquisition	2,000,000	1,224
Total other equity transactions					2,037,312	$1,263

(1) Related royalty expense recorded in prior periods.

19.	ACQUISITION OF REACH CONSTRUCTION GROUP, LLC

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC, an, industry-leading solar construction company. Headquartered in Apex, NC, Reach Construction Group (“Reach”) is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement (the “Agreement”), dated as of April 1, 2020 (the “Agreement”), between Orbital Energy Group and Brandon S. Martin (the "Seller").  Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to the Seller ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of April 1, 2020.) The seller notes were subject to a $28.5 million preliminary working capital adjustment.

The purchase consideration is as follows:

(in thousands)

Purchase Consideration

Orbital Energy Stock issued - 2 million shares	$1,224
18-Month Seller Note	5,000
3-year Seller Note	1,480
Contingent consideration	720
Cash payment	3,000
Total	$11,424

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated preliminary fair values at the date of acquisition.

(in thousands)

Purchase price	$11,424

Cash and cash equivalents	$19
Trade accounts receivable, net of allowance	6,972
Retention accounts receivable	1,830
Contract assets	1,321
Prepaid expenses and other current assets	427
Property and equipment	382
Right of use assets - Operating leases	890
Goodwill	7,006
Intangible, customer relationships & backlog	8,647
Intangible, trade name	1,878
Intangible, non-compete agreements	3,212
Deferred tax liability	(1,570)
Liabilities assumed	(19,590)

Purchase price allocation	$11,424

Revenue since April 1, 2020 acquisition date	$2,810
Loss from continuing operations, net of income taxes since April 1, 2020 acquisition date	$(308)	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the three months ended June 30, 2020. If the Company and the seller, Reach Construction, mutually agree to treat the sale as an asset sale, the deferred tax asset will be reversed and the reduction in the valuation allowance will be reversed as well, which will result in tax expense and a reduction in goodwill.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the six months ended June 30, 2020 and 2019 as though the acquisition had been completed as of January 1, 2019.

	For the Six Months Ended June 30,
	2020	2019
Gross revenue	$24,340	$14,881
Total expenses	41,392	25,524
Loss from continuing operations, net of income taxes	$(17,052)	$(10,643)
Loss from continuing operations per common share - basic and diluted	$(0.58)	$(0.37)

20.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects.  As of June 30, 2020 the total amount of the outstanding performance and payment bonds was approximately $7.8 million.  The estimated cost to complete bonded projects was approximately $0.5 million as of June 30, 2020.

Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third-party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims.

Contingent Liabilities

Orbital Energy Group, Inc. is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

Regarding all lawsuits, claims and proceedings, Orbital Energy Group, Inc. records a reserve when it is probable that a liability has been incurred and the loss can be reasonably estimated. Other than the reserve on the item described below, the Company currently has no such reserves. In addition, Orbital Energy Group, Inc. discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings are expected to have a material adverse effect on Orbital Energy Group, Inc.’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

Staffing Support Solutions LLC Matter.  Reach Construction Group, LLC, a wholly-owned subsidiary, became involved in a dispute with a labor contractor (Staffing Support Solutions LLC) regarding fees charged for labor at a project substantially completed by Reach before its acquisition by the Company. That dispute is the subject of a lawsuit in Wake County, North Carolina.  Reach has answered the complaint and is in negotiations to settle the matter. The Company has accrued approximately $1.8 million related to its liability, which management believes will be adequate for any potential loss arising from this dispute.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2020 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2019 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group (formerly CUI Global, Inc.) is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies to create a diversified energy infrastructure services platform. Orbital Energy Group’s Electric Power and Solar Infrastructure Services segment provides comprehensive network solutions to customers in the electric power and solar industries, and include Orbital Power Services and Reach Construction Services, Group, LLC. In the first quarter of 2020, the Company launched Orbital Power Services, a full service building, maintenance and support provider to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Start-up costs at Orbital Power Services contributed to lower margins and increased SG&A in the Electric Power and Solar Infrastructure Services segment. Reach Construction Services Group, LLC was acquired by the Company as of April 1, 2020. The Company's Integrated Energy Infrastructure Solutions and Services Segment include subsidiaries, Orbital Gas Systems, Ltd., and Orbital Gas Systems, North America, Inc., which are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. In addition, the current three and six-month periods for both segments were negatively affected by generally lower economic activity due to the COVID-19 pandemic that has caused economic slowdowns throughout the world.

In 2019, the company divested of its electromechanical components and domestic power businesses and is actively marketing the remaining businesses that comprised the Power and Electromechanical segment, which the Company expects to sell in 2020. Accordingly, the Company has designated the remaining businesses of the Power and Electromechanical segment as discontinued operations and are reflected on the balance sheet as assets and liabilities held for sale. The discussion below will mainly focus on the Company's continuing operations, which consists of the Company's Electric Power and Solar Infrastructure Services Segment and Integrated Energy Infrastructure Solutions and Services Segment.

For the three and six months ended June 30, 2020, Orbital Energy Group, Inc. had consolidated continuing loss from operations of $7.2 million and $14.3 million, respectively compared to consolidated continuing loss from operations in the three and six months ended June 30, 2019 of $3.2 million and $7.4 million, respectively. During the three and six months ended June 30, 2020, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $9.9 million and $16.9 million compared to a loss of $3.7 million and $7.4 million in the comparable prior year period.

During the three and six months ended June 30, 2020, Orbital Energy Group, Inc. had a consolidated net loss of $9.3 million and $16.7 million, respectively compared to a consolidated net loss in the three and six months ended June 30, 2019 of $2.3 million and $5.3 million, respectively. The higher net loss for the three and six months ended June 30, 2020, was the result of the reduced sales and earnings associated with the discontinued domestic power and electromechanical components business, following their sale in 2019. Also contributing to the higher loss were higher sales, general and administrative expenses in the Other segment and losses in the Electric Power and Solar Infrastructure Services segment due to start-up costs at Orbital Power Services and additional shared services staff in a new office opened in Dallas, Texas during the first six months of 2020, the addition of amortization of Reach Construction Group acquisition intangibles and higher professional fees due to merger and acquisition activity. The lost income from the sale of the discontinued businesses is expected to be offset by the income generated from the Reach Construction acquisition acquired in April 2020 in future quarters. In addition, the Company recorded a $4.4 million loss on its equity-method investment in the three months ended June 30, 2020 compared with $0.4 million in the three months ended June 30, 2019. The increase in the loss on equity method investment in VPS included a $3.5 million impairment loss. Revenues from continuing operations increased for the quarter and six months due to the addition of Orbital Power Services and Reach Construction Group, LLC, were partially offset by lower sales in the Integrated Energy Infrastructure Solutions and Services segment. This is a result of the U.K.'s top line continuing to be effected by headwinds from Brexit and the COVID-19 pandemic and the North American operations, which were affected by the COVID-19 pandemic starting in the second half of the first quarter and continuing through the second quarter.

In March 2019, the Company acquired a 21.4% share of Virtual Power Systems (18.28% as of June 30, 2020), which is recorded as an equity method investment. Future losses will be limited to the Company's remaining investment balance of $58 thousand.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended June 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$4,028	100.0%	$3,747	100.0%	$—	—%	$7,775	100.0%
Cost of revenue	4,397	109.2%	2,334	62.3%	—	—%	6,731	86.6%
Gross profit (loss)	(369)	-9.2%	1,413	37.7%	—	—%	1,044	13.4%

Operating expenses:
Selling, general and administrative	1,569	39.0%	2,667	71.2%	2,551	—%	6,787	87.3%
Depreciation and amortization	1,077	26.7%	337	9.0%	10	—%	1,424	18.3%
Research and development	—	—%	28	0.7%	—	—%	28	0.4%
Provision for bad debt	—	—%	2	0.1%	—	—%	2	—%
Total operating expenses	2,646	65.7%	3,034	81.0%	2,561	—%	8,241	106.0%
Continuing loss from operations	$(3,015)	(74.9)%	$(1,621)	(43.3)%	$(2,561)	—%	$(7,197)	(92.6)%

For the Three Months Ended June 30, 2019:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$—	—%	$6,261	100.0%	$—	—%	$6,261	100.0%
Cost of revenue	—	—%	4,540	72.5%	—	—%	4,540	72.5%
Gross profit	—	—%	1,721	27.5%	—	—%	1,721	27.5%

Operating expenses:
Selling, general and administrative	—	—%	3,147	50.3%	1,316	—%	4,463	71.3%
Depreciation and amortization	—	—%	379	6.0%	5	—%	384	6.1%
Research and development	—	—%	51	0.8%	—	—%	51	0.8%
Provision for bad debt	—	—%	61	1.0%	—	—%	61	1.0%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	—	—%	3,638	58.1%	1,321	—%	4,959	79.2%
Continuing loss from operations	$—	—%	$(1,917)	(30.6)%	$(1,321)	—%	$(3,238)	(51.7)%

For the Six Months Ended June 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$4,427	100.0%	$9,036	100.0%	$—	—%	$13,463	100.0%
Cost of revenue	5,779	130.5%	6,081	67.3%	—	—%	11,860	88.1%
Gross profit (loss)	(1,352)	-30.5%	2,955	32.7%	—	—%	1,603	11.9%

Operating expenses:
Selling, general and administrative	2,644	59.8%	5,630	62.3%	5,705	—%	13,979	103.8%
Depreciation and amortization	1,077	24.3%	736	8.1%	18	—%	1,831	13.6%
Research and development	—	—%	45	0.5%	—	—%	45	0.3%
Provision for bad debt	—	—%	8	0.1%	—	—%	8	0.1%
Other operating expenses	—	—%	—	—%	—	—%	—	—%
Total operating expenses	3,721	84.1%	6,419	71.0%	5,723	—%	15,863	117.8%
Continuing loss from operations	$(5,073)	(114.6)%	$(3,464)	(38.3)%	$(5,723)	—%	$(14,260)	(105.9)%

For the Six Months Ended June 30, 2019:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$—	—%	$11,720	100.0%	$—	—%	$11,720	100.0%
Cost of revenue	—	—%	8,812	75.2%	—	—%	8,812	75.2%
Gross profit	—	—%	2,908	24.8%	—	—%	2,908	24.8%

Operating expenses:
Selling, general and administrative	—	—%	6,402	54.6%	2,896	—%	9,298	79.3%
Depreciation and amortization	—	—%	778	6.6%	12	—%	790	6.7%
Research and development	—	—%	103	0.9%	—	—%	103	0.9%
Provision for bad debt	—	—%	128	1.1%	—	—%	128	1.1%
Other operating expenses	—	—%	(2)	—%	—	—%	(2)	—%
Total operating expenses	—	—%	7,409	63.2%	2,908	—%	10,317	88.0%
Continuing loss from operations	$—	—%	$(4,501)	(38.4)%	$(2,908)	—%	$(7,409)	(63.2)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$4,028	$—	$4,028	100.0%
Integrated Energy Infrastructure Solutions and Services	3,747	6,261	(2,514)	-40.2%
Total revenues	$7,775	$6,261	$1,514	24.2%

	For the Six Months Ended
Revenues by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$4,427	$—	$4,427	100.0%
Integrated Energy Infrastructure Solutions and Services	9,036	11,720	(2,684)	-22.9%
Total revenues	$13,463	$11,720	$1,743	14.9%

The revenues for the three and six months ended June 30, 2020 were up compared to the 2019 comparable periods due to the addition of Reach Construction Group, LLC and Orbital Power Systems in the Electric Power and Solar Infrastructure Services. This increase was partially offset by lower integration revenues in the Orbital Gas Systems operations during the quarter and year-to-date periods. The U.K. market continues to face headwinds surrounding COVID-19, Brexit, and the impact of the political environment on investment within the sector. U.S. markets also continue to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customers orders of approximately $37.5 million. Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $8.9 million as of June 30, 2020. This is down slightly from December 31, 2019 backlog of $9.6 million due to lower translation rates in the U.K and timing.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$4,397	$—	$4,397	100.0%
Integrated Energy Infrastructure Solutions and Services	2,334	4,540	(2,206)	-48.6%
Total cost of revenues	$6,731	$4,540	$2,191	48.3%

	For the Six Months Ended
Cost of revenues by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$5,779	$—	$5,779	100.0%
Integrated Energy Infrastructure Solutions and Services	6,081	8,812	(2,731)	-31.0%
Total cost of revenues	$11,860	$8,812	$3,048	34.6%

For the three and six months ended June 30, 2020, the cost of revenues as a percentage of revenue increased to 87% and 88% from 73% and 75%, respectively, during the prior-year comparative periods. This increase was attributable to start-up costs at the Company's Orbital Power Services group and lower margin projects during the period for Reach Construction and is expected to improve throughout the remainder of 2020. This percentage will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services and solar EPC projects, the competitive markets in which the Company competes, and foreign exchange rates. The three and six months ended June 30, 2020 were also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects margins to improve in the second half of 2020 as Orbital Power Services gain efficiencies, companies learn to cope with the COVID-19 pandemic, and several large Reach Construction Group solar projects begin.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,569	$—	$1,569	100.0%
Integrated Energy Infrastructure Solutions and Services	2,667	3,147	(480)	(15.3)%
Other	2,551	1,316	1,235	93.8%
Total selling, general and administrative expense	$6,787	$4,463	$2,324	52.1%

	For the Six Months Ended
Selling, general, and administrative expense by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$2,644	$—	$2,644	100.0%
Integrated Energy Infrastructure Solutions and Services	5,630	6,402	(772)	(12.1)%
Other	5,705	2,896	2,809	97.0%
Total selling, general and administrative expense	$13,979	$9,298	$4,681	50.3%

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

During the three and six months ended June 30, 2020, SG&A increased $2.3 million and $4.7 million, respectively compared to the prior-year comparative period. The increase in SG&A for the quarter and six months was due to increased corporate costs largely due to strategic initiatives, which included increased professional fees and costs associated with due diligence activities related to prospective acquisitions. Also contributing to the increase was increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to start-up costs at Orbital Power Services group which included increased payroll and insurance costs. The addition of Reach Construction Group, LLC, in the second quarter also contributed to the increase in SG&A costs. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment that implemented costs cutting measures.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,201	$—	$1,201	100.0%
Integrated Energy Infrastructure Solutions and Services	337	379	(42)	(11.1)%
Other	11	246	(235)	(95.5)%
Total depreciation and amortization	$1,549	$625	$924	147.8%

	For the Six Months Ended
Depreciation and amortization by Segment or Category	June 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,280	$—	$1,280	100.0%
Integrated Energy Infrastructure Solutions and Services	736	778	(42)	(5.4)%
Other	19	591	(572)	(96.8)%
Total depreciation and amortization	$2,035	$1,369	$666	48.6%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and six months ended June 30, 2020 were up compared to the three and six months ended June 30, 2019 due to the amortization of Reach Construction acquisition intangibles and depreciation and amortization due to the start-up of Orbital Power Services, partially offset by the sale of the Company's domestic power and electronic components businesses in the fourth quarter of 2019. The Other segment, which includes discontinued operations, is also down due to a portion of the business being held for sale since the third quarter of 2019. The Company's Japan and Canada operations, which are currently held for sale, and the discontinued Power and Electromechanical segment are included in the other segment.

Equity Method Investment

On March 30, 2019, the Company acquired a 21.4% ownership share of VPS which was subsequently reduced to 18.28% following VPS's issuance of additional equity and the Company's distribution of shares back to VPS to be granted to VPS employees. The Company records its investment and income or loss based on the equity method of accounting. The Company recorded a loss of $4.4 million and $4.8 million for the three and six months ended June 30, 2020 and $0.4 million for the three and six months ended June 30, 2019, respectively, related to its share of VPS's loss. The loss in the three and six months ended June 30, 2020 included a $3.5 million impairment of the investment. Through VPS losses and impairments of the investment, the Company's investment in VPS was written down to $58 thousand as of June 30, 2020.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	June 30,
	2020	2019	$ Change	% Change
Foreign exchange gain (loss)	$81	$(360)	$441	(122.5)%
Interest income	75	4	71	1775.0%
Rental income	78	3	75	2500.0%
Total Other income (expense)	$234	$(353)	$587	(166.3)%

	For the Six Months Ended
Other Income (Expense), net	June 30,
	2020	2019	$ Change	% Change
Foreign exchange loss	$(1,119)	$(121)	$(998)	824.8%
Interest income	145	10	135	1350.0%
Rental income	176	6	170	2833.3%
Total Other income (expense)	$(798)	$(105)	$(693)	660.0%

Other income (expense) changes were primarily the result of foreign currency gain/loss fluctuations primarily related to the fluctuations in the U.K. pound in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Interest income is primarily related to the partial seller financing of the Company's electronic components business. Increased rental income is due to the subleasing of the Company's Oregon home office following the sale of the Power and electromechanical businesses.

Interest Expense

For the three months and six months ended June 30, 2020 and 2019, the Company incurred interest expense of $0.1 million and $0.1 million compared to interest for the three and six months ended June 30, 2019 of $22 thousand and $31 thousand, respectively. Interest expense in 2020 is associated with interest on financing note payable, Reach Construction LOC, PPP notes payable and seller financing on the purchase of Reach Construction Group, LLC, while 2019 interest was on the Company's former credit facilities.

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

For the three months and six months ended June 30, 2020, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to another financial statement component other than continuing operations. Prior period comparative allocations have also been made.

In the three months ended June 30, 2020, as a result of the Company’s purchase price allocation related to the acquisition of Reach Construction, LLC, the Company recorded a $1.6 million deferred tax liability. As a result, the Company recorded a $1.6 million tax benefit for a reduction in prior recorded valuation allowances. If the Company and the seller Reach Construction mutually agree to treat the sale as an asset sale, the deferred tax asset will be reversed and the reduction in the valuation allowance will be reversed as well, which will result in tax expense and a reduction in goodwill.

In the six months ended June 30, 2020, as a result of HM Revenue & Customs review, the Company recorded a $1.6 million tax benefit for estimated prior year taxes related to refunds for the surrender for cash, United Kingdom net operating losses generated related to enhanced research and development deduction claims.

The income tax expense for the three and six months ended June 30, 2019 included taxes on profitable foreign operations and domestic state minimum taxes. In addition, in the first six months of 2019, as a result of Revenue Canada's review, the Company recorded a $0.4 million adjustment to record actual prior year and estimated current year Scientific Research and Experimental Development (SRED) tax credits for research and development performed in Canada

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The remaining assets remain held-for-sale. However, in conjunction with that sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada and CUI Japan during 2020. As such, the Company has recorded an accrued liability of $4.0 million Canadian dollars ($2.9 million US dollars at June 30, 2020) for estimated employee termination costs. The termination costs are expected to begin during 2020 based around backlog production and delivery schedule requirements. The lease for the CUI-Canada facility expires during 2020 and the CUI Japan lease includes a four-month notice period to terminate. There were no changes to the restructuring accruals during the six months ended June 30, 2020.

Liquidity and Capital Resources

General

As of June 30, 2020, the Company held Cash and cash equivalents of $4.4 million and Restricted cash of $3.6 million. Operations, acquisitions, investments, and equipment have been funded through cash on hand, the Reach Construction line of credit ("LOC"), issuance of stock and seller financing. Including discontinued operations, the Company's cash used in operations was more in the first six  months of 2020 than in the first six months of 2019.  Major uses of cash in the first six months of 2020 included the Reach Acquisition, a working capital adjustment on the sale of the Power business, purchases of equipment, deposits toward the VE technology purchase, inventory purchases, and changes in accounts payable partially offset by changes in receivables, contract assets and prepaids and other assets. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity will be benefited from the recent Reach Construction acquisition. Overall volume growth in the Company's businesses both organically and through acquisitions and the expected sale of the remaining Power & Electromechanical operations are expected to benefit cash flows as well. In addition, the Company filed an S-3 in the second quarter of 2020 for the possible issuance of additional stock or public debt.

Cash Used in Operations

Cash used in operations of $9.0 million was a $4.7 million increase in cash used compared to the six-month period in 2019. Cash used in operations for the six months ended June 30, 2020 were approximately $6.1 million in the other segment, $1.3 million in the Electric Power and Solar Infrastructure Services segment $0.3 million provided by the Integrated Energy Infrastructure Solutions and Services segment,and $1.9 million used related to discontinued operations. This compares to cash used of $2.6 million in the Other segment, $4.6 million in the Integrated Energy Infrastructure Solutions and Services segment and $2.9 million provided by the discontinued Power and Electromechanical segment. Increased uses of cash in the first six month of 2020 are primarily for merger and acquisition activity in the Other segment in addition to normal administrative costs, and cash usage in the Electric Power and Solar Infrastructure Services segment primarily related to start-up costs on the Company's new Orbital Power Services group offset by cash generated by Reach Construction Group, LLC operations. While the Company saw an initial cost increase from Orbital Power Services, management expects this group to become cash flow positive, as the business environment normalizes. The Company believes overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Reach Construction Group and in process cost reductions coupled with continued management of working capital allocation. The Company expects the cash usage rate in the other segment to decrease due to the closing of the Reach Construction Group acquisition in April.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased inventories of $0.8 million associated with inventory purchases in the Canada operation, increased prepaid expenses and other current assets of $0.3 million related to new prepaid insurance policies for the new Orbital Power Services group and $1.0 million increase in deposits and other assets primarily for deposits made toward the acquisition of the VE Technology. Increased cash used for right of use assets and partially offsetting increased lease liabilities are due to the ramp up of the Orbital Power Services group. These increases in the use of cash are partially offset by increased cash provided by the timing of collections on receivables due to the timing and completion of integration and solar projects and decreased accounts payable of $0.6 million related to timing and the additional operations of Orbital Power Services in 2020. Cash from change in contract assets increased by $1.8 million and cash from change in Contract liabilities increased by $1.8 million primarily at Reach Construction due to timing.

During the six months ended June 30, 2020 and 2019, the Company recorded a total of $7 thousand and $111 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The decrease in expense during the first six months of 2020 compared to the first six months of 2019 is primarily due to a portion of directors' compensation being accrued while the structure of their compensation is being evaluated.

The Company filed an S-3 registration statement in July 2020. As a result of the filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to $50 million.

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

Capital Expenditures and Investments

During the first six months of 2020 and 2019, Orbital Energy Group invested $1.4 million and $0.2 million, respectively, in property and equipment. These purchases were primarily for capital assets associated with the Company's new Orbital Power Services group. These investments typically include additions to equipment, tooling for manufacturing, furniture, computer equipment, buildings and leasehold improvements, trucks and other fixed assets as needed for operations. The Company entered into a $3 million note receivable with Reach Construction, Inc. during the three months ended March 31, 2020 prior to the April 1 acquisition. This payment became part of the Company's purchase consideration upon the close of the acquisition. The Company made an additional $0.3 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in the six months ended June 30, 2020 including payments made related to the Company's transition agreement with VPS. The Company anticipates further investment in property and equipment during the remainder of 2020 in support of its on-going business and continued development of the energy infrastructure services platform capabilities.

During the six months ended June 30, 2020 and 2019, Orbital Energy Group invested $5 thousand and $0.2 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first six months of 2019, Orbital Energy Group made cash investments of $1.0 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for a total investment of $5.3 million for a 21.4% equity investment in VPS (see Note 7).

The Company also paid out $2.8 million in the six months ended June 30, 2020 related to a working capital adjustment on the disposition of the domestic power business to Bel Fuse, Inc in accordance with the sale agreement.

Financing Activities

For the six months ended June 30, 2020 and 2019, the Company recorded net payments of $0 and $1.4 million, respectively, from the overdraft facility in the U.K. For the six months ended June 30, 2020 and 2019, the Company had net proceeds of $0.1 and of $5.5 million, respectively, from lines of credit. The previous line of credit and overdraft facility were replaced in April 2019 with a new $10.0 million line of credit from Bank of America Merrill Lynch that was reduced to $6.0 million at September 30, 2019 upon the sale of the Company's electronic components business and discontinued following the sale of the domestic power business to Bel Fuse, Inc. Upon the acquisition of Reach Construction, the Company acquired Reach's line of credit, with $550 thousand total capacity. The Company expects to close the existing Reach line of credit during 2020.

Financing Activities – Related Party Activity

For the six months ended June 30, 2020 and 2019, $0 and $0.1 million of interest payments were made in relation to the promissory note issued to former related party, IED, Inc. This note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

At June 30, 2020, the Company had unrestricted cash and cash equivalents balances of $4.4 million. At June 30, 2020, the Company had $0.8 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.2 million and $73 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC). At June 30, 2020, the Company had cash and cash equivalents of $0.3 million in Japanese bank accounts, $1.3 million in European bank accounts and $0.8 million in Canadian bank accounts.

The Company had a net loss of $16.7 million and cash used in operating activities of $9.0 million during the six months ended June 30, 2020. As of June 30, 2020, the Company's accumulated deficit is $138.9 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital Gas Systems operations in Houston and the U.K. to continue to need cash support as the businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations.

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

Off-Balance Sheet Arrangements

See Note 20 Commitments and Contingencies of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of the Company's off-balance sheet arrangements.

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

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended June 30, 2020
Revenues	67%	33%
Operating expenses	82%	18%

For the Three Months Ended June 30, 2019
Revenues	31%	69%
Operating expenses	57%	43%

		British Pound
	U.S. Dollar	Sterling
For the Six Months Ended June 30, 2020
Revenues	59%	41%
Operating expenses	78%	22%

For the Six Months Ended June 30, 2019
Revenues	33%	67%
Operating expenses	54%	46%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the six months ended June 30, 2020, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2019 and determined that it was still a material weakness as of June 30, 2020:  insufficient resources within the accounting function related to technical accounting interpretation and guidance, financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 and June 30, 2020. The deficiencies largely arose during 2019 because of the divestiture of certain operations and the loss of personnel supporting the financial transaction processing and reporting functions. The deficiencies did not result in material adjustment to the fiscal year ended December 31, 2019 or the period ended June 30, 2020.

To remediate our internal control weakness, management has and will continue to implement subsequent to June 30, 2020 the following measures:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART ll – OTHER INFORMATION

Item 1. Legal Proceedings.

Orbital Energy Group, Inc. is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

Regarding all lawsuits, claims and proceedings, Orbital Energy Group, Inc. records a reserve when it is probable that a liability has been incurred and the loss can be reasonably estimated. Other than the reserve on the item described below, the Company currently has no such reserves. In addition, Orbital Energy Group, Inc. discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings are expected to have a material adverse effect on Orbital Energy Group, Inc.’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

Staffing Support Solutions LLC Matter.  Reach Construction Group, LLC, a wholly-owned subsidiary, became involved in a dispute with a labor contractor (Staffing Support Solutions LLC) regarding fees charged for labor at a project substantially completed by Reach before its acquisition by the Company. That dispute is the subject of a lawsuit in Wake County, North Carolina.  Reach has answered the complaint and is in negotiations to settle the matter. The Company has accrued approximately $1.8 million related to it's liability, which management believes will be adequate for any potential loss arising from this dispute.

Item 1A. Risk Factors.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have a line of credit that is indexed to USD-LIBOR, and we are monitoring this activity and evaluating related risks. This risk is mitigated by the expected closing of the line of credit prior to the end of 2021.

   There are no other material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the six months ended June 30, 2020, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/Prepaid/Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
February 2020	Common stock	Expense	James McKenzie	Pursuant to royalty agreement	37,312	$39	(1)

Common stock	Cash	Investment in Reach Construction	Brandon S. Martin Sr.	Reach Construction acquisition	2,000,000	1,224
					2,037,312	$1,263

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

Signed and submitted this 18th day of August, 2020.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)