Form 10-Q
period 2020-09-30
Orbital Energy Group, Inc.
filed 2020-11-16
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 30,420,685 shares of the registrant's common stock, par value $0.001 per share, outstanding as of November 16, 2020.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2020	2019

Assets:
Current Assets:
Cash and cash equivalents	$4,060	$23,351
Restricted cash - current	2,562	—
Trade accounts receivable, net of allowance of $63 and $47 at September 30, 2020 and December 31, 2019, respectively	12,498	5,290
Inventories	1,117	1,631
Contract assets	6,090	2,314
Note receivable, current portion	44	—
Prepaid expenses and other current assets	4,263	2,215
Assets held for sale - current	6,482	6,893
Total current assets	37,116	41,694

Property and equipment, less accumulated depreciation of $1,972 and $1,441 at September 30, 2020 and December 31, 2019, respectively	5,776	4,454
Investments	741	4,865
Right of use assets - Operating leases	6,990	5,524
Goodwill	7,006	—
Other intangible assets, net	14,887	4,298
Restricted cash	1,026	—
Note receivable	3,525	3,253
Deposits and other assets	1,306	70
Total assets	$78,373	$64,158

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$16,712	$2,904
Notes payable, current	3,979	473
Line of credit	451	—
Operating lease obligations - current portion	1,704	821
Accrued expenses	5,285	5,159
Contract liabilities	8,047	1,668
Liabilities held for sale, current	3,894	4,970
Total current liabilities	40,072	15,995
Notes payable, less current portion	7,383	—
Operating lease obligations, less current portion	5,282	4,852
Contingent consideration	720	—
Other long-term liabilities	287	194
Total liabilities	53,744	21,041

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2020 or December 31, 2019	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 30,773,748 shares issued and 30,420,685 shares outstanding at September 30, 2020 and 28,736,436 shares issued and 28,383,373 shares outstanding at December 31, 2019	31	29
Additional paid-in capital	171,344	170,106
Treasury stock at cost; 353,063 shares held at September 30, 2020 and December 31, 2019	(413)	(413)
Accumulated deficit	(142,142)	(122,234)
Accumulated other comprehensive loss	(4,191)	(4,371)
Total stockholders' equity	24,629	43,117
Total liabilities and stockholders' equity	$78,373	$64,158

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenues	$13,615	$6,073	$27,078	$17,793

Cost of revenues	11,261	4,652	23,121	13,464

Gross profit	2,354	1,421	3,957	4,329

Operating expenses:
Selling, general and administrative expense	7,179	4,793	21,158	14,092
Depreciation and amortization	1,454	365	3,285	1,154
Research and development	6	20	51	123
Provision for bad debt	15	(18)	23	110
Other operating (income) expense	23	(11)	23	(13)

Total operating expenses	8,677	5,149	24,540	15,466

Continuing loss from operations	(6,323)	(3,728)	(20,583)	(11,137)

Other income (expense)	860	(461)	62	(566)
Interest expense	(333)	(4)	(469)	(35)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(5,796)	(4,193)	(20,990)	(11,738)
Net loss of affiliate	—	(354)	(4,806)	(710)
Loss from continuing operations before taxes	(5,796)	(4,547)	(25,796)	(12,448)
Income tax benefit	(61)	(1,311)	(3,211)	(1,765)

Loss from continuing operations, net of income taxes	(5,735)	(3,236)	(22,585)	(10,683)

Discontinued operations (Note 3)
Income from operations of discontinued power and electromechanical businesses including gain on disposal of $14 and $3,631 in the three and nine month periods ended September 30, 2020 and September 30, 2019	3,403	3,948	3,512	6,236
Income tax expense	870	1,024	835	1,133
Income from discontinued operations, net of income taxes	2,533	2,924	2,677	5,103

Net loss	$(3,202)	$(312)	$(19,908)	$(5,580)

Basic and diluted weighted average common shares outstanding	30,430,422	28,691,206	29,761,135	28,636,918

Loss from continuing operations per common share - basic and diluted	$(0.19)	$(0.11)	$(0.76)	$(0.37)

Income from discontinued operations - basic and diluted	$0.08	$0.10	$0.09	$0.18

Loss per common share - basic and diluted	$(0.11)	$(0.01)	$(0.67)	$(0.19)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands)	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,202)	$(312)	$(19,908)	$(5,580)

Other comprehensive income (loss)
Foreign currency translation adjustment	(177)	67	194	236
Reclassification adjustment	(14)	—	(14)	—
Comprehensive loss	$(3,393)	$(245)	$(19,728)	$(5,344)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	$29	$170,115	(353,063)	$(413)	$(129,615)	$(3,956)	$36,160
Common stock issued with acquisition of Reach Construction Group, Inc.	2,000,000	2	1,222	—	—	—	—	1,224
Common stock issued for royalty payments	—	—	4	—	—	—	—	4
Net loss	—	—	—	—	—	(9,325)	—	(9,325)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Balance, June 30, 2020	30,773,748	$31	$171,341	(353,063)	$(413)	$(138,940)	$(4,000)	$28,019
Common stock issued for royalty payments	—	—	3	—	—	—	—	3
Net loss	—	—	—	—	—	(3,202)	—	(3,202)
Other comprehensive loss	—	—	—	—	—	—	(191)	(191)
Balance, September 30, 2020	30,773,748	$31	$171,344	(353,063)	$(413)	$(142,142)	$(4,191)	$24,629

(in thousands, except share amounts)	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2018	28,552,886	$29	$169,898	$(123,993)	$(4,396)	$41,538

Cumulative effect of accounting change (1)	—	—	—	2,888	—	2,888
Balance at January 1, 2019, adjusted	28,552,886	29	169,898	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	29,067	—	40	—	—	40
Net loss	—	—	—	(3,003)	—	(3,003)
Other comprehensive income	—	—	—	—	92	92
Balance, March 31, 2019	28,581,953	$29	$169,938	$(124,108)	$(4,304)	$41,555
Common stock issued for compensation, services, and royalty payments	50,349	—	68	—	—	68
Net loss	—	—	—	(2,265)	—	(2,265)
Other comprehensive income	—	—	—	—	77	77
Balance, June 30, 2019	28,632,302	$29	$170,006	$(126,373)	$(4,227)	$39,435
Common stock issued for compensation, services, and royalty payments	47,958	—	43	—	—	43
Net loss	—	—	—	(312)	—	(312)
Other comprehensive income	—	—	—	—	67	67
Balance, September 30, 2019	28,680,260	$29	$170,049	$(126,685)	$(4,160)	$39,233

(1) Represents adjustment to accumulated deficit upon the adoption of Accounting Standards Codification Topic 606.

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,908)	$(5,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	573	645
Amortization of intangibles	3,043	1,326
Amortization of note receivable discount	(214)	—
Stock issued and stock to be issued for compensation, royalties and services	12	155
Non-cash loss on equity method investment in affiliate	4,806	710
Non-cash fair value gain on equity method investment purchase	—	(629)
Gain on sale of business	(14)	(3,631)
Provision for bad debt expense	23	90
Deferred income taxes	(1,195)	(644)
Inventory reserve	(185)	135
Non-cash unrealized foreign currency losses	516	614
Gain on disposal of assets	23	(13)
Change in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(3,273)	1,196
Inventories	2,601	(31)
Contract assets	(526)	(891)
Prepaid expenses and other current assets	286	362
Right of use assets - Operating leases	(1,157)	743
Deposits and other assets	(1,184)	(248)
Accounts payable	351	2,406
Operating lease liabilities	1,005	(687)
Accrued expenses	1,264	(122)
Refund liabilities	—	(367)
Contract liabilities	3,227	246
NET CASH USED IN OPERATING ACTIVITIES	(9,926)	(4,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(2,981)	—
Purchases of property and equipment	(1,474)	(278)
Cash paid for working capital adjustment on Power group disposition	(2,804)	—
Sale of discontinued operations, net of cash	(227)	—
Proceeds from sale of property and equipment	94	14
Purchase of other intangible assets	(10)	(269)
Purchase of convertible notes receivable	(260)	—
Purchase of investments	(210)	(1,615)
Proceeds from notes receivable	—	313
Proceeds from sale of restricted investment	—	400
Proceeds from electromechanical components business sale	—	4,696
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,872)	3,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	—	6,842
Payments on overdraft facility	—	(8,208)
Proceeds from line of credit	100	20,889
Payments on line of credit	(99)	(21,188)
Payments on financing lease obligations	(3)	(3)
Proceeds from notes payable	3,864	—
Payments on notes payable	(1,747)	(88)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,115	(1,756)

Effect of exchange rate changes on cash	(20)	(64)
Net decrease in cash, cash equivalents and restricted cash	(15,703)	(2,774)
Cash, cash equivalents and restricted cash at beginning of period	23,351	4,502

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,648	$1,728

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$103	$143
Interest paid	$268	$300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in Reach Construction Group, LLC including seller notes, equity issued and contingent consideration.	$8,424	$—
Non-cash item for January 1, 2019 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$—	$7,703
Financing note payable issued for payment on certain insurance policies	$2,329	$—
Non-cash payment on short-term note payable due to insurance policy cancellation	$465	$—
Non-cash investment in VPS - see note 7	$585	$4,292
Common stock issued and to be issued for royalties payable pursuant to product agreements	$16	$22
Common stock issued and to be issued for consulting services and compensation in common stock	$—	$129
Partial settlement of note receivable via offset against royalty payable netted with (increase) to note receivable from accrued interest	$—	$5
Accrued property and equipment purchases	$267	$8
Accrued investment in other intangible assets	$—	$38

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

Orbital Energy Group Inc. (Orbital Energy Group, "the Company", or "OEG") (formerly known as CUI Global, Inc.) is a platform company composed of three segments, the Integrated Energy Infrastructure Solutions and Services segment, the Electric Power and Solar Infrastructure Services segment, along with an "Other" segment. This is a new segment structure in recognition of the Company's transformation following the disposition of its Power and Electromechanical segment in the third and fourth quarters of 2019, the ramp up of Orbital Power Services in 2020 and the acquisition of Reach Construction Group, LLC (Reach Construction) on April 1, 2020. The following describes the Company's newly reorganized segments.

Electric Power and Solar Infrastructure Services Segment

The Electric Power and Solar Infrastructure Services segment consists of Reach Construction Group, LLC based in Sanford, North Carolina and Orbital Power Services based in Dallas, Texas.  The segment provides comprehensive network solutions to customers in the electric power and solar industries. Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities and emergency restoration services, including the repair of infrastructure damaged by inclement weather, and the energized installation, maintenance and upgrade of electric power infrastructure.

Integrated Energy Infrastructure Solutions and Services Segment

The Integrated Energy Infrastructure Solutions and Services segment consists of Orbital Gas Systems, North America, Inc. based in Houston, Texas and Orbital Gas Systems, Ltd. based in Stone, Staffordshire in the United Kingdom, collectively referred to as “Orbital Gas Systems.”  Orbital Gas Systems provides a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Nine Months
(in thousands)	Ended September 30,
	2020	2019
Cash and cash equivalents at beginning of period	$23,351	$3,979
Restricted cash at beginning of period (1)	—	523
Cash, cash equivalents and restricted cash at beginning of period	$23,351	$4,502

Cash and cash equivalents at end of period	$4,060	$1,728
Restricted cash at end of period (1)	3,588	—
Cash, cash equivalents and restricted cash at end of period	$7,648	$1,728

(1) Restrictions on cash at September 30, 2020 and September 30, 2019 relate to collateral for several bank-issued letters of credit for contract guaranties. Also included in the September 30, 2020 total is $2.3 million of restricted cash held in cash bonds in regards to disputed amounts with a subcontractor.  The Company is working to settle the disputed amounts payable and the funds will release at such time to pay agreed amounts with any excess returning to the Company.

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

Reclassifications

Certain reclassifications related to discontinued operations and assets and liabilities held for sale have been made to the 2019 statement of operations in order to conform to the 2020 presentation.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance requires the Company to perform an annual impairment test of our goodwill or at an interim period if there is an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We would be required to recognize an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value up to but not to exceed the amount of the goodwill. Based on management's evaluation, there were no such circumstances at September 30, 2020 that would require us to perform an interim goodwill impairment test. Upon acquisition of Reach Construction Group, Inc., the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets included in the table below. Factors that contributed to the Company's goodwill are Reach Construction's skilled workforce and reputation within its industry. The Company also expects to achieve future synergies between Reach Construction and Orbital Power Services business. These synergies are expected to be achieved in the form of power line work necessary when bringing new solar power sys . There was zero goodwill at December 31, 2019.

Other Intangibles Assets

The following table provides the components of identifiable intangible assets:

Finite-lived intangible assets (in thousands)			September 30, 2020			December 31, 2019
Integrated Energy Infrastructure Solutions and Services Segment	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Order backlog	2	—	$2,868	$(2,868)	$—	$2,938	$(2,938)	$—
Trade name - Orbital-UK	10	2.50	1,542	(1,156)	386	1,579	(1,066)	513
Customer list - Orbital-UK	10	2.50	5,995	(4,496)	1,499	6,142	(4,146)	1,996
Technology rights	20	2.80	322	(232)	90	330	(213)	117
Technology-Based Asset - Know How	12	4.75	2,429	(1,518)	911	2,488	(1,399)	1,089
Technology-Based Asset - Software	10	2.50	526	(395)	131	539	(364)	175
Computer software	3 to 5	2.03	708	(457)	251	717	(331)	386
Total Integrated Energy Infrastructure Solutions and Services Segment			14,390	(11,122)	3,268	14,733	(10,457)	4,276

Electric Power and Solar Infrastructure Services Segment
Customer Relationships	5	4.50	8,647	(865)	7,782	—	—	—
Trade name - Reach Construction Group	1	0.50	1,878	(939)	939	—	—	—
Non-compete agreements	5	4.50	3,212	(321)	2,891	—	—	—
Total Electric Power and Solar Infrastructure Services Segment			13,737	(2,125)	11,612	—	—	—

Other category
Computer software	3 to 5	0.84	720	(713)	7	720	(698)	22
Product certifications	3	—	36	(36)	—	36	(36)	—
Total Other category			756	(749)	7	756	(734)	22

Total identifiable other intangible assets			$28,883	$(13,996)	$14,887	$15,489	$(11,191)	$4,298

The following is the estimated future amortization expense on other intangibles for the remainder of 2020 and the next five years:

(in thousands)
2020	$1,371
2021	3,999
2022	3,489
2023	2,811
2024	2,574
2025	643
Total future amortization	$14,887

Company Conditions

Reach Construction has seen increasing customer opportunities and significant utility scale solar industry growth that it expects to drive further backlog and revenues during the fourth quarter of 2020 and years to come. Orbital Power Services began operations during the first quarter of 2020 and while not certain, is expected to quickly increase revenues with work progressing under master service agreements with several new customers and looks to begin generating positive cash flows in late 2020. Orbital Gas Systems, Ltd. continues to face issues surrounding COVID-19, Brexit and the overall economy in the United Kingdom. Orbital Gas Systems, North America, Inc. has experienced a significant delay in customer projects and orders related to COVID-19 and the impact of pricing pressure on oil and gas industry customers.  Orbital Gas Systems, North America, Inc. expects to see increased activity begin in the first quarter of 2021 and that is expected to result in profitability in 2021. The Company will continue to work to identify cost reductions and efficiencies while at the same time working to grow revenues and margins.

The Company had net loss of $19.9 million and cash used in operating activities of $9.9 million during the nine months ended September 30, 2020. As of September 30, 2020, the Company's accumulated deficit is $142.1 million.

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  The Company is proactively working to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound later this year. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to assets held for sale, trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In the three months ended June 30, 2020, the Company received loans under the CARES Act Paycheck Protection Program of approximately $1.9 million which further assisted the Company as it continues to operate in 2020 (Note 16. Notes Payable and Line of Credit). In addition, the Company has secured short term funding and has an available S-3 registration statement allowing the Company to issue various types of securities including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $50 million. Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020.  In conjunction with the 2019 sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada during 2020. The lease for the CUI-Canada facility expires in the fourth quarter of 2020 and the Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs. This accrual was adjusted down by $0.4 million Canadian dollars ($0.3 million US dollars) based on current estimates. The termination costs began to be paid out in the third quarter of 2020 with the majority of the remaining accrual is expected to be paid in the fourth quarter of 2020. All restructuring costs related to CUI-Canada are included in the statement of operations on the line labeled Income from operations of discontinued power and electromechanical businesses.

Activity in the termination benefit liability in 2020 is as follows:

CUI-Canada termination benefits (in thousands)

December 31, 2019	$3,073
Severance accrual adjustments	(303)
Severance payouts	(66)
Translation	(76)
September 30, 2020	$2,628

Estimated total termination benefits paid and to be paid	$2,694

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under Topic 326, management recorded an allowance for credit losses related to the collectability of third-party receivables using the historical aging of the receivable balance. Related party receivables between entities under common control are excluded from Topic 326. The collectability was determined based on past events, including historical experience, credit rating, as well as current market conditions and expectations for future market conditions. We will continue to monitor credit ratings and collectability on a quarterly basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company also has contract assets and a seller note with the buyer of the Company's electronic components business that are subject to the new standard but management determined that an additional credit reserve on those balances was not necessary at this time due to the strong credit worthiness of the counter parties. The allowance for credit losses is as follows:

(in thousands)	As of September 30, 2020
Receivables — Third-Party, including retainage receivable	$13,554
Allowance for Credit Losses	(63)
Receivables — Third-Party, net	$13,491

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

As part of the Company’s previously stated strategy to transform Orbital Energy Group, Inc. into a diversified infrastructure services platform serving North American and U.K. customers, the Company’s Board of Directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019. On September 30, 2020, the Company sold the CUI Japan operations to Back Porch International for approximately $163 thousand of seller financing. At September 30, 2020, the assets and liabilities of the Company's CUI-Canada subsidiary are included as held for sale with the expectation that the sale of its assets will be completed in 2020.

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for all periods presented on the Condensed Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, from the former Power and Electromechanical segment have been reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. Cash flows from these discontinued businesses are included in the Condensed Consolidated Cash Flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations.

The former Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity that previously held the corporate building, CUI Properties. All three current and former subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs).

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Major classes of line items constituting pretax profit (loss) of discontinued operations:	2020	2019	2020	2019

Revenues	$8,579	$15,472	$14,523	$49,573
Cost of revenues	(5,155)	(10,157)	(10,402)	(32,099)
Selling, general and administrative expense	(65)	(4,735)	(870)	(14,068)
Depreciation and amortization	—	(88)	—	(300)
Research and development	—	(90)	—	(832)
Recovery of bad debt	—	30	—	20
Interest expense	—	(101)	—	(274)
Other income and (expense) items that are not major classes	30	(14)	247	(44)
Pretax profit of discontinued operations related to major classes of pretax profit	3,389	317	3,498	1,976
Pretax gain on sale of electromechanical businesses	14	3,631	14	3,631
Pretax gain on assets contributed as part of the purchase of investment	—	—	—	629
Income tax expense	870	1,024	835	1,133
Total income from discontinued operations that is presented in the statement of operations	$2,533	$2,924	$2,677	$5,103

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the

Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

(Unaudited)

	As of	As of
	September 30,	December 31,
(in thousands)	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$4,488	$1,740
Inventories	892	3,254
Prepaid expenses and other current assets	145	140
Property and equipment	265	273
Right of use assets - Operating leases	66	391
Other intangible assets	351	352
Deferred tax asset	275	663
Deposits and other assets	—	80
Total assets of the disposal group classified as held for sale	$6,482	$6,893

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$131	$618
Operating lease obligations - current portion	74	410
Accrued expenses	3,491	3,935
Contract liabilities	198	—
Operating lease obligations, less current portion	—	7
Total liabilities of the disposal group classified as held for sale	$3,894	$4,970

* The assets and liabilities of the disposal group classified as held for sale are classified as current on the September 30, 2020 Condensed Consolidated Balance Sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash provided by operating activities of discontinued operations for the nine months ended September 30, 2020 and 2019 was $1.9 million and $4.8 million, respectively.

Net cash provided by (used in) investing activities of discontinued operations for the nine months ended September 30, 2020 and 2019 was $1 thousand and ($0.4) million, respectively.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Electric Power and Solar Infrastructure Services segment and Integrated Energy Infrastructure and Services segment

The Electric Power and Solar Infrastructure Services provides a full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

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

Product-type contracts (for example, sale of GasPT and VE Technology sampling units) out of the Integrated Energy Infrastructure and Services segment for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period.

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

Activity in the contract liabilities for the nine months ended September 30, 2020 and 2019 was as follows:

	As of December 31,
(in thousands)	2019	2018
Current contract liabilities	$1,668	$1,956
Long-term contract liabilities (1)	192	129
Total contract liabilities	$1,860	$2,085

	For the Nine Months
	Ended September 30,
	2020	2019
Total contract liabilities - beginning of period	$1,860	$2,085
Contract liability additions acquired - Reach Construction	3,349	—
Contract additions, net	4,796	2,370
Revenue recognized	(1,758)	(2,016)
Translation	(24)	(53)
Total contract liabilities - end of period	$8,223	$2,386

	As of September 30,
	2020	2019
Current contract liabilities	$8,047	$2,222
Long-term contract liabilities (1)	176	164
Total contract liabilities	$8,223	$2,386

(1) Long-term contract liabilities are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 30, 2020, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

For most of our contracts in both segments, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 12% and 19% of revenues for the three month periods ended September 30, 2020 and 2019, respectively and 19% and 20% for the nine months ended September 30, 2020 and 2019, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration, including new product returns and allowances primarily in the discontinued operations of the Power and Electromechanical segment. In rare instances in both our Electric Power and Solar Infrastructure Services segment and our Integrated Energy Infrastructure and Services segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. Estimates are based on historical return experience, anticipated returns and our best judgment at the time. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months			For the Three Months
	Ended September 30, 2020			Ended September 30, 2019
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$—	$1,573	$1,573	$—	$1,153	$1,153
Revenues recognized over time	9,478	2,564	12,042	—	4,920	4,920
Total revenues	$9,478	$4,137	$13,615	$—	$6,073	$6,073

	For the Nine Months			For the Nine Months
	Ended September 30, 2020			Ended September 30, 2019
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$—	$5,078	$5,078	$—	$3,617	$3,617
Revenues recognized over time	13,904	8,096	22,000	—	14,176	14,176
Total revenues	$13,904	$13,174	$27,078	$—	$17,793	$17,793

The following tables present the Company's revenues disaggregated by region:

	For the Three Months			For the Three Months
	Ended September 30, 2020			Ended September 30, 2019
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$9,478	$1,184	$10,662	$—	$2,365	$2,365
Europe	—	2,939	2,939	—	3,686	3,686
Other	—	14	14	—	22	22
Total revenues	$9,478	$4,137	$13,615	$—	$6,073	$6,073

	For the Nine Months			For the Nine Months
	Ended September 30, 2020			Ended September 30, 2019
(in thousands)	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total	Integrated Energy Infrastructure Solutions and Services	Electric Power and Solar Infrastructure Services	Total

North America	$13,904	$5,574	$19,478	$—	$6,159	$6,159
Europe	—	7,443	7,443	—	11,538	11,538
Other	—	157	157	—	96	96
Total revenues	$13,904	$13,174	$27,078	$—	$17,793	$17,793

5.	DEPOSITS

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

During the nine months ended September 30, 2020 the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million GBP, or approximately $1.8 million. The completion of the acquisition will be upon final payment towards this agreement. In June 2020, the parties to the agreement mutually agreed to extend the payments until January 15, 2021 in consideration of the financial consequences created by the COVID-19 pandemic in exchange for a technology fee of an additional 100,000 GBP. As of September 30, 2020, the Company owes the remaining 500,000 GBP which is scheduled to be made on January 15, 2021. The $1.2 million paid to date in the first nine months of 2020 is held in deposits and other assets on the condensed consolidated balance sheets.

6.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At September 30, 2020 and December 31, 2019, accrued liabilities included $0.1 million and $0.2 million of accrued inventory payable, respectively. At September 30, 2020 and December 31, 2019, inventory by category is valued net of reserves and consists of:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Finished goods	$362	$434
Raw materials	233	244
Work-in-process	522	953
Total inventories	$1,117	$1,631

7.	INVESTMENTS

During the three months ended March 31, 2016, Orbital Energy Group's investment in Test Products International, Inc. ("TPI"), was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded interest income on the note of $0 for the three months ended September 30, 2020 and 2019. The Company recorded interest income on the note of $0 and $8 thousand, for the nine months ended September 30, 2020 and 2019, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during the second quarter of 2019.

As of September 30, 2020, the Company' had a 10.55% ownership percentage with Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participates in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. The VPS investment basis at September 30, 2020 and December 31, 2019 was $0.7 million and $4.9 million as reflected on the consolidated balance sheets. The Company recorded a $4.8 million loss on its equity-method investment in the six months ended June 30, 2020. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has sufficient influence to recognize the investment under the equity method. The investment is held as of September 30, 2020 under the cost method of accounting for investments. During the nine months ended September 30, 2019, the Company recorded a $0.7 million loss on its equity method investment in VPS. The loss during the six months ended June 30, 2020 included a $3.5 million impairment that was recorded due to identified other than temporary impairment on the value of the investment.

The Company made a purchase of a convertible note receivable for $200 thousand from VPS in the three months ended March 31, 2020, which was increased to $260 thousand in the second quarter of 2020 via payments made to VPS and accrued interest recorded by the Company as part of the transition agreement between the Company and VPS. VPS chose to convert the note receivable to equity in the third quarter of 2020. In addition, the Company made additional cash investments of $0.1 million and a $0.3 million non-cash inventory investment in VPS during the third quarter of 2020 in exchange for additional equity.

8.	LEASES

Consolidated total lease costs were $1.5 million for the nine months ended September 30, 2020 and is included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at September 30, 2020 are as follows for the years ended December 31:

(in thousands)
2020	$565
2021	2,024
2022	1,714
2023	800
2024	626
Thereafter	2,684
Interest portion	(1,427)
Total operating lease obligations	$6,986

Total lease cost and other lease information is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$511	$238	$1,321	$768
Short-term lease cost	41	52	$117	160
Variable lease cost	102	32	$295	86
Sublease income	(78)	(3)	$(254)	(9)
Total lease cost	$576	$319	$1,479	$1,005

Other information (in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)	$(1,622)	$(950)
Right-of-use assets obtained in exchange for new operating lease obligations	$1,546	$6,268 *
Weighted-average remaining lease term - operating leases (in years)	5.6	7.7
Weighted-average discount rate - operating leases	6.6%	6.3%

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

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's stock option plans expired in 2018. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on March 30, 2020. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based expense of $12 thousand and $155 thousand, respectively.

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

A new segment named the Electric Power and Solar Infrastructure Services segment was formed that includes the Reach Construction Group based in Sanford, North Carolina and the Company's 2020 start-up, Orbital Power Services based in Dallas, Texas. Reach Construction Group, LLC provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction. Orbital Power Services, which was formerly part of the Energy segment, commenced operations in the first quarter of 2020 providing full-service building, maintenance and support services to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America.

The former Energy segment has been renamed the Integrated Energy Infrastructure Solutions and Services segment and consists of Orbital Gas Systems, Ltd. based in Stone, Staffordshire in the United Kingdom, and Orbital Gas Systems, North America, Inc. based in Houston, Texas, collectively referred to as "Orbital Gas Systems." Orbital Gas Systems has developed a portfolio of products, services and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries.

The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity. In 2019, the Company sold its domestic power and electromechanical businesses and reclassified the income of the former Power and Electromechanical segment to income from discontinued operations. Unsold portions of the segment were reclassified to assets held for sale. The information for three and nine months ended September 30, 2019 has been reclassified to reflect this change, with assets held for sale included in the Other segment.

The following information represents segment activity for the three months ended September 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$9,478	$4,137	$—	$13,615
Depreciation and amortization (1)	1,197	373	11	1,581
Interest expense	108	2	223	333
Loss from operations	(2,220)	(1,827)	(2,276)	(6,323)
Expenditures for long-lived assets (2)	76	5	7	88

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $127 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents segment activity for the nine months ended September 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$13,904	$13,174	$—	$27,078
Depreciation and amortization (1)	2,477	1,109	30	3,616
Interest expense	237	3	229	469
Loss from operations	(7,293)	(5,291)	(7,999)	(20,583)
Expenditures for long-lived assets (2)	1,380	24	80	1,484

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $331 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of September 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets (1)	$40,133	$17,801	$20,439	$78,373
Goodwill	7,006	—	—	7,006
Other intangible assets, net	11,612	3,268	7	14,887

(1) The Other segment includes assets held for sale related to the Company's discontinued operations, which include $0.4 million of other intangible assets.

The following information represents segment activity for the three months ended September 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$—	$6,073	$—	$6,073
Depreciation and amortization (1)	—	359	243	602
Interest expense	—	—	4	4
Loss from operations	—	(1,863)	(1,865)	(3,728)
Expenditures for long-lived assets (2)	—	8	110	118

(1) The Other segment included depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents segment activity for the nine months ended September 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$—	$17,793	$—	$17,793
Depreciation and amortization (1)	—	1,136	835	1,971
Interest expense	—	31	4	35
Loss from operations	—	(6,363)	(4,774)	(11,137)
Expenditures for long-lived assets (2)	—	106	441	547

(1) The Other segment includes depreciation and amortization of discontinued operations.

(2) Includes purchases of property, plant and equipment and the investment in other intangible assets. The Other segment includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of September 30, 2019:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets (1)	$—	$20,273	$44,686	$64,959
Other intangibles assets, net	—	4,271	—	4,271

(1) The Other segment includes assets held for sale related to the Company's discontinued operations, which includes $8.2 million of goodwill and $6.9 million of other intangible assets.

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
USA	$10,413	77%	$2,365	39%
United Kingdom	2,189	16%	3,600	59%
All Others	1,013	7%	108	2%
Total	$13,615	100%	$6,073	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
USA	$19,230	71%	$6,159	35%
United Kingdom	6,388	24%	11,244	63%
All Others	1,460	5%	390	2%
Total	$27,078	100%	$17,793	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. Effective with the Company’s acquisition of Reach Construction Group, LLC on April 1, 2020, the Company has a line of credit that has its interest rate referenced to LIBOR. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements, but currently does not expect there to be a material effect on its financial statements due to the Company’s limited exposure.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2020 and December 31, 2019, respectively, was as follows:

(in thousands)
September 30, 2020	Level 1	Level 2	Level 3	Total
None	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Total assets	$17	$—	$—	$17

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note receivable
Balance at December 31, 2019	$—
Purchase of convertible note receivable	200
Accrued interest	2
Increase for transition services provided	58
Conversion to investment in common stock of VPS	(260)
Balance at September 30, 2020	$—

There were no transfers between Level 3 and Level 2 in 2019 as determined at the end of the reporting period.

In the three months ended March 31, 2020, the Company invested $200 thousand in a convertible note receivable with VPS. This note was increased by $60 thousand from accrued interest and transition services provided by the Company. The $260 thousand note was converted to equity in VPS during Q3 2020 and accounted for as a cost method investment.

13.	LOSS PER COMMON SHARE

In accordance with FASB Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the respective income (loss) available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and nine months ended September 30, 2020 and September 30, 2019, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore 0.8 million shares related to stock options were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 0.9 million shares were excluded for the three and nine months ended September 30, 2019. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Loss from continuing operations, net of taxes	$(5,735)	$(3,236)	$(22,585)	$(10,683)
Income from discontinued operations, net of income taxes	2,533	2,924	2,677	5,103

Net loss	$(3,202)	$(312)	$(19,908)	$(5,580)

Basic and diluted weighted average number of shares outstanding	30,430,422	28,691,206	29,761,135	28,636,918

Loss from continuing operations per common share - basic and diluted	$(0.19)	$(0.11)	$(0.76)	$(0.37)

Income from discontinued operations - basic and diluted	$0.08	$0.10	$0.09	$0.18

Loss per common share - basic and diluted	$(0.11)	$(0.01)	$(0.67)	$(0.19)

14.	INCOME TAXES

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

Total net income tax expense (benefit) of $0.8 million and $(0.3) million for the three months ended September 30, 2020 and 2019 and $(2.4) million and $(0.6) million for the nine months ended September 30, 2020 and 2019 is being allocated under ASC 740-20-45-7 to another financial statement component other than continuing operations.

A net income tax benefit of $61 thousand and $3.2 million was recorded to the income tax provision from continuing operations for the three and nine months ended September 30, 2020, resulting in an effective tax rate of 1.05% and 12.45%, respectively. A net income tax expense of $0.9 million and $0.8 million was recorded to the income tax provision from discontinued operations for the three and nine months ended September 30, 2020, respectively.  The income tax benefit from continuing operations for the nine months ended September 30, 2020 was due to application of ASC 740-20-45-7, domestic state minimum taxes, benefits from refundable tax credits from our United Kingdom operations and a reduction in our domestic valuation allowance on our net deferred tax assets as a result of additional deferred tax liabilities assumed as a part of the Reach Construction Group, LLC acquisition. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

The income tax benefit from continuing operations for the three and nine months ended September 30, 2019 was due to application of ASC 740-20-45-7, domestic state minimum taxes, reductions in net deferred tax liabilities and the recording of a full valuation on existing deferred tax assets in the United States and United Kingdom. All of the Company’s U.S. and the foreign U.K. net deferred tax assets were reduced by a valuation allowance.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Foreign currency translation adjustment	$(4,191)	$(4,371)
Accumulated other comprehensive loss	$(4,191)	$(4,371)

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Note Payable - Financing note (1)	$1,098	$473
Pay-check protection loans (2)	1,924	—
Line of credit (3)	451	—
Seller Financed notes payable - Reach Construction acquisition (4)	6,480	—
Vehicle and equipment loans (5)	218	—
Future revenue payable (6)	1,642	—

(1)

Note payable with an original balance for $1.4 million to First Insurance Funding was executed in July 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. The Note has an annual percentage rate of 3.35% with nine monthly payments of approximately $159 thousand and will be paid off by April 1, 2021. The Company had a $465 thousand balance from a previous note payable with First Insurance Funding that was cancelled when the related insurance policy was cancelled and rolled into a new policy in the nine months ended September 30, 2020.

(2)

On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.  The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met. The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020. The Bank of America notes mature two years from funding date of the notes and the Dogwood State Bank note matures two years from the note date. Each of the notes bear interest at a fixed rate of 1.0% per annum with payments deferred for the first ten months. The Loans may be prepaid at any time prior to maturity with no prepayment penalties.

(3)

The Company has available a $550,000 revolving line of credit with Truist bank. Interest is payable monthly at LIBOR plus 2.5% per annum, with a minimum rate of 2.5%. The interest rate was 2.66% at September 30, 2020. The line of credit is collateralized by all assets of Reach Construction Group, LLC and guaranteed by the Seller of Reach Construction Group, LLC. The line of credit has no established maturity date. At September 30, 2020, there was an outstanding balance of $451 thousand.

(4)

Includes two seller financed notes payable, one for $5 million and the second for $1.5 million due 18-months and 36-months from the April 1, 2020 acquisition date, with an interest rate of 6% per annum.

(5)	Includes vehicle and equipment loans with interest rates ranging from 0% to 13.49%.
(6)	On September 1st and 2nd, 2020, the Company entered into non-recourse agreements for the sale of future receipts to C6 Capital. The Company received net cash proceeds of $1.9 million for the future receipts of revenues in the amount of approximately $2.5 million. The Company recorded a liability of approximately $2.5 million and a debt discount for approximately $0.5 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of $155 thousand. The Company made approximately $0.5 million of repayments during the three months ended September 30, 2020. As of September 30, 2020, the payable amount for these financing agreements was approximately $2.0 million ($1.6 million net of discount). See table below:

(in thousands)	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Discounts	Balance as of September 30, 2020
C6 Capital	$2,480	$(512)	$(60)	$(480)	$214	$1,642
Total Future Revenue Payables	$2,480	$(512)	$(60)	$(480)	$214	$1,642

17.	CONCENTRATIONS

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

For the Three Months Ended September 30,
Customer	2020	2019
Customer 1	41%	<10%
Customer 7	12%	<10%
Customer 2	<10%	28%
Customer 3	<10%	10%
Customer 4	<10%	10%
Total concentrations	53%	48%

For the Nine Months Ended September 30,
Customer	2020	2019
Customer 1	21%	<10%
Customer 2	<10%	22%
Customer 3	<10%	15%
Customer 4	<10%	10%
Total concentrations	21%	47%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended September 30,
Country	2020	2019
United Kingdom	16%	59%
Total concentrations	16%	59%

For the Nine Months Ended September 30,
Country	2020	2019
United Kingdom	24%	63%
Total concentrations	24%	63%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of September 30,	As of December 31,
Customer	2020	2019
Customer 5	26%	<10%
Customer 1	13%	<10%
Customer 7	12%	<10%
Customer 6	11%	<10%
Customer 8	<10%	24%
Customer 3	<10%	14%
Customer 2	<10%	12%
Total concentrations	62%	50%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

	As of September 30,	As of December 31,
Country	2020	2019
United Kingdom	15%	49%
Total concentrations	15%	49%

The Company had one supplier concentration of approximately 19% in the three months ended September 30, 2020 in the Electric Power and Solar Infrastructure Services segment. There were no supplier concentrations greater than 10% during the nine months ended September 30, 2020 or three and nine months ended September 30, 2019.

18.	OTHER EQUITY TRANSACTIONS

The following shares issued during the nine months ended September 30, 2020 were recorded in expense using the grant-date fair value of the stock:

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

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC, an, industry-leading solar construction company. Headquartered in Sanford, NC, Reach Construction Group (“Reach”) is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement (the “Agreement”), dated as of April 1, 2020, between Orbital Energy Group and Brandon S. Martin (the "Seller").  Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to the Seller ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of April 1, 2020.) The seller notes were subject to a $28.5 million preliminary working capital adjustment.

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

(in thousands)

Purchase price	$11,424

Cash and cash equivalents	$19
Trade accounts receivable, net of allowance	6,972
Contract assets	3,299
Prepaid expenses and other current assets	427
Property and equipment	382
Right of use assets - Operating leases	890
Goodwill	7,006
Intangible, customer relationships & backlog	8,647
Intangible, trade name	1,878
Intangible, non-compete agreements	3,212
Deferred tax liability	(1,570)
Liabilities assumed	(19,738)

Purchase price allocation	$11,424

Revenue since April 1, 2020 acquisition date	$9,038
Loss from continuing operations, net of income taxes since April 1, 2020 acquisition date	$(2,009	*)

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the nine months ended September 30, 2020. If the Company and the seller of Reach Construction mutually agree to treat the sale as an asset sale, the deferred tax asset will be reversed and the reduction in the valuation allowance will be reversed as well, which will result in tax expense and a reduction in goodwill.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the nine months ended September 30, 2020 and 2019 as though the acquisition had been completed as of January 1, 2019:

	For the Nine Months Ended September 30,
	2020	2019
Gross revenue	$37,955	$26,591
Total expenses	60,396	40,704
Loss from continuing operations, net of income taxes	$(22,441)	$(14,113)
Loss from continuing operations per common share - basic and diluted	$(0.74)	$(0.46)
Basic and Diluted weighted average shares outstanding*	30,425,368	30,636,918

*Basic and Diluted weighted average shares outstanding assumes the 2,000,000 shares issued as partial payment for Reach Construction were issued on January 1, 2019.

20.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects.  As of September 30, 2020 the total amount of the outstanding performance and payment bonds was approximately $8.0 million. The estimated cost to complete bonded projects was approximately $0.2 million as of September 30, 2020.

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

Contingent Liabilities

Orbital Energy Group, Inc. is occasionally party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

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

Staffing Support Solutions LLC Matter.  Reach Construction Group, LLC, a wholly-owned subsidiary, became involved in a dispute with a labor contractor (Staffing Support Solutions LLC) regarding fees charged for labor at a project substantially completed by Reach Construction before its acquisition by the Company. That dispute is the subject of a lawsuit in Wake County, North Carolina. Reach Construction has answered the complaint and continues in negotiations to settle the matter. The Company has accrued approximately $1.8 million related to its liability, which management believes will be adequate for any potential loss arising from this dispute.

21.	SUBSEQUENT EVENTS

On October 30, 2020, the Company entered into non-recourse agreements for the sale of $3.5 million of future receipts to C6 Capital and as part of the new agreement repaid the prior balances from the September agreements with C6 Capital.  The Company recorded a liability of approximately $3.5 million and a debt discount for approximately $1.1 million, which represents the original issue discount and the fees paid in association with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  After the repayment of the existing balance due to C6 Capital, related fees and the original issue discount, the Company received net cash proceeds of $1.2 million.  Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of $54 thousand for during weeks 1 through 4 and $116 thousand for the remaining 28 weeks of the term.

On November 13, 2020, the Company entered into an unsecured convertible note for $2.2 million bearing interest of 10% per annum with a debt discount of approximately $0.3 million which represents the original issue discount and fees paid in association with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  The note may be repaid in cash or equity at the Company’s election and is due 18 months from issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2020 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2019 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group (formerly CUI Global, Inc.) is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies to create a diversified infrastructure services platform. Orbital Energy Group’s Electric Power and Solar Infrastructure Services segment provides comprehensive network solutions to customers in the electric power and solar industries. This segment includes Reach Construction Services, Group, LLC and Orbital Power Services. Reach Construction Services Group, LLC was acquired by the Company as of April 1, 2020 and provides engineering, procurement and construction services that support the development of renewable energy generation focused on utility scale solar and community solar projects. In the first quarter of 2020, the Company launched Orbital Power Services, a full-service building, maintenance and support provider to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Start-up costs at Orbital Power Services contributed to lower margins and increased SG&A in the Electric Power and Solar Infrastructure Services segment during the nine months ended September 30, 2020. The Company's Integrated Energy Infrastructure Solutions and Services Segment include subsidiaries, Orbital Gas Systems, Ltd., and Orbital Gas Systems, North America, Inc., which are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. The three and nine-month periods ended September 30, 2020 for both segments were negatively affected by generally lower economic activity due to the COVID-19 pandemic that has caused economic slowdowns throughout the world.

In 2019, the company divested of its electromechanical components and domestic power businesses and divested the related CUI Japan operations effective September 30, 2020.  The Company is actively marketing the remaining business that comprised the Power and Electromechanical segment for sale, which the Company expects to complete in 2020. Accordingly, the Company has designated the remaining business of the Power and Electromechanical segment as discontinued operations and are reflected on the balance sheet as assets and liabilities held for sale. The discussion below will mainly focus on the Company's continuing operations, which consists of the Company's Electric Power and Solar Infrastructure Services Segment and Integrated Energy Infrastructure Solutions and Services Segment.

For the three and nine months ended September 30, 2020, Orbital Energy Group, Inc. had consolidated continuing loss from operations of $6.3 million and $20.6 million, respectively, compared to consolidated continuing loss from operations in the three and nine months ended September 30, 2019 of $3.7 million and $11.1 million, respectively. During the three and nine months ended September 30, 2020, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $5.7 million and $22.6 million compared to a loss of $3.2 million and $10.7 million in the comparable prior year period.

During the three and nine months ended September 30, 2020, Orbital Energy Group, Inc. had a consolidated net loss of $3.2 million and $19.9 million, respectively, compared to a consolidated net loss in the three and nine months ended September 30, 2019 of $0.3 million and $5.6 million, respectively. The higher net loss for the three and nine months ended September 30, 2020, was the result of the reduced sales and earnings associated with the discontinued domestic power and electromechanical components business, following their sale in 2019. Also contributing to the higher loss were higher sales, general and administrative expenses in the Other segment and losses in the Electric Power and Solar Infrastructure Services segment due to start-up costs at Orbital Power Services and additional shared services staff in a new office opened in Dallas, Texas during the first nine months of 2020, the addition of amortization of Reach Construction Group acquisition intangibles and higher professional fees due to merger and acquisition activity. The lost income from the sale of the discontinued businesses is expected to be offset by the income generated from the Reach Construction acquisition acquired in April 2020 in future quarters as utility scale solar and community solar projects increase. In addition, the Company recorded a $4.8 million loss on its investment in Virtual Power Systems in the nine months ended September 30, 2020 compared with $0.7 million in the nine months ended September 30, 2019. The increase in the loss on the investment in VPS included a $3.5 million impairment loss. In the third quarter of 2020, due to VPS's additional outside investments, the Company's ownership interest in VPS decreased to the point that management concluded the Company no longer had significant influence related to VPS based primarily on its decreased ownership percentage and board influence and so ceased accounting for the investment under the equity-method of accounting. As of Q3 2020, the Company is accounting for its investment in VPS using the cost basis.

Revenues from continuing operations increased for the quarter and nine months due to the addition of Orbital Power Services and Reach Construction Group, LLC, but these increases were partially offset by lower sales in the Integrated Energy Infrastructure Solutions and Services segment. This is a result of the U.K.'s top line continuing to be effected by headwinds from Brexit and the COVID-19 pandemic and the North American operations, which were affected by the COVID-19 pandemic starting in the second half of the first quarter and continuing through the third quarter.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended September 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$9,478	100.0%	$4,137	100.0%	$—	—%	$13,615	100.0%
Cost of revenue	8,353	88.1%	2,908	70.3%	—	—%	11,261	82.7%
Gross profit	1,125	11.9%	1,229	29.7%	—	—%	2,354	17.3%

Operating expenses:
Selling, general and administrative	2,252	23.8%	2,663	64.4%	2,264	—%	7,179	52.7%
Depreciation and amortization	1,070	11.3%	372	9.0%	12	—%	1,454	10.7%
Research and development	—	—%	6	0.1%	—	—%	6	—%
Provision for bad debt	—	—%	15	0.4%	—	—%	15	0.1%
Other operating Expenses	23	0.2%	—	0.0%	—	—%	23	0.2%
Total operating expenses	3,345	35.3%	3,056	73.9%	2,276	—%	8,677	63.7%
Continuing loss from operations	$(2,220)	(23.4)%	$(1,827)	(44.2)%	$(2,276)	—%	$(6,323)	(46.4)%

For the Three Months Ended September 30, 2019:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$—	—%	$6,073	100.0%	$—	—%	$6,073	100.0%
Cost of revenue	—	—%	4,652	76.6%	—	—%	4,652	76.6%
Gross profit	—	—%	1,421	23.4%	—	—%	1,421	23.4%

Operating expenses:
Selling, general and administrative	—	—%	2,934	48.4%	1,859	—%	4,793	79.0%
Depreciation and amortization	—	—%	359	5.9%	6	—%	365	6.0%
Research and development	—	—%	20	0.3%	—	—%	20	0.3%
Provision for bad debt	—	—%	(18)	(0.3)%	—	—%	(18)	(0.3)%
Other operating expenses	—	—%	(11)	(0.2)%	—	—%	(11)	(0.2)%
Total operating expenses	—	—%	3,284	54.1%	1,865	—%	5,149	84.8%
Continuing loss from operations	$—	—%	$(1,863)	(30.7)%	$(1,865)	—%	$(3,728)	(61.4)%

For the Nine Months Ended September 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$13,904	100.0%	$13,174	100.0%	$—	—%	$27,078	100.0%
Cost of revenue	14,132	101.6%	8,989	68.2%	—	—%	23,121	85.4%
Gross profit (loss)	(228)	(1.6)%	4,185	31.8%	—	—%	3,957	14.6%

Operating expenses:
Selling, general and administrative	4,895	35.2%	8,294	63.0%	7,969	—%	21,158	78.1%
Depreciation and amortization	2,147	15.4%	1,108	8.4%	30	—%	3,285	12.1%
Research and development	—	—%	51	0.4%	—	—%	51	0.2%
Provision for bad debt	—	—%	23	0.2%	—	—%	23	0.1%
Other operating expenses	23	0.2%	—	—%	—	—%	23	0.1%
Total operating expenses	7,065	50.8%	9,476	72.0%	7,999	—%	24,540	90.6%
Continuing loss from operations	$(7,293)	(52.4)%	$(5,291)	(40.2)%	$(7,999)	—%	$(20,583)	(76.0)%

For the Nine Months Ended September 30, 2019:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Total revenues	$—	—%	$17,793	100.0%	$—	—%	$17,793	100.0%
Cost of revenue	—	—%	13,464	75.7%	—	—%	13,464	75.7%
Gross profit	—	—%	4,329	24.3%	—	—%	4,329	24.3%

Operating expenses:
Selling, general and administrative	—	—%	9,336	52.5%	4,756	—%	14,092	79.2%
Depreciation and amortization	—	—%	1,136	6.4%	18	—%	1,154	6.5%
Research and development	—	—%	123	0.7%	—	—%	123	0.7%
Provision for bad debt	—	—%	110	0.6%	—	—%	110	0.6%
Other operating expenses	—	—%	(13)	(0.1)%	—	—%	(13)	(0.1)%
Total operating expenses	—	—%	10,692	60.1%	4,774	—%	15,466	86.9%
Continuing loss from operations	$—	—%	$(6,363)	(35.8)%	$(4,774)	—%	$(11,137)	(62.6)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$9,478	$—	$9,478	100.0%
Integrated Energy Infrastructure Solutions and Services	4,137	6,073	(1,936)	(31.9)%
Total revenues	$13,615	$6,073	$7,542	124.2%

	For the Nine Months Ended
Revenues by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$13,904	$—	$13,904	100.0%
Integrated Energy Infrastructure Solutions and Services	13,174	17,793	(4,619)	(26.0)%
Total revenues	$27,078	$17,793	$9,285	52.2%

The revenues for the three and nine months ended September 30, 2020 were up compared to the 2019 comparable periods due to the addition of Reach Construction Group, LLC and Orbital Power Systems in the Electric Power and Solar Infrastructure Services. This increase was partially offset by lower integration revenues in the Orbital Gas Systems operations during the quarter and year-to-date periods. The U.K. market continues to face headwinds surrounding COVID-19, Brexit, and the impact of the political environment on investment within the sector while the U.S. markets also continue to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customer orders of approximately $43.5 million as of September 30, 2020 and zero at December 31, 2019. Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $8.5 million as of September 30, 2020, a decrease from the  December 31, 2019 backlog of $9.6 million due to timing, the effects of the COVID-19 pandemic and lower translation rates in the U.K.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$8,353	$—	$8,353	100.0%
Integrated Energy Infrastructure Solutions and Services	2,908	4,652	(1,744)	(37.5)%
Total cost of revenues	$11,261	$4,652	$6,609	142.1%

	For the Nine Months Ended
Cost of revenues by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$14,132	$—	$14,132	100.0%
Integrated Energy Infrastructure Solutions and Services	8,989	13,464	(4,475)	(33.2)%
Total cost of revenues	$23,121	$13,464	$9,657	71.7%

For the three and nine months ended September 30, 2020, the cost of revenues as a percentage of revenue increased to 83% and 85% from 77% and 76%, respectively, during the prior-year comparative periods. This increase was attributable to start-up costs at the Company's Orbital Power Services group and lower margin projects during the period for Reach Construction. Margins improved sequentially from Q2 margins. This percentage will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects including emergency response services and Reach Construction solar projects, the competitive markets in which the Company competes, and foreign exchange rates. The three and nine months ended September 30, 2020 were also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects to continue the improvement seen in Q3 to margins during the fourth quarter of 2020 as Orbital Power Services continues to gain efficiencies and increase revenues, companies continue to learn to cope with the COVID-19 pandemic, and several large Reach Construction Group solar projects begin.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$2,252	$—	$2,252	100.0%
Integrated Energy Infrastructure Solutions and Services	2,663	2,934	(271)	(9.2)%
Other	2,264	1,859	405	21.8%
Total selling, general and administrative expense	$7,179	$4,793	$2,386	49.8%

	For the Nine Months Ended
Selling, general, and administrative expense by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$4,895	$—	$4,895	100.0%
Integrated Energy Infrastructure Solutions and Services	8,294	9,336	(1,042)	(11.2)%
Other	7,969	4,756	3,213	67.6%
Total selling, general and administrative expense	$21,158	$14,092	$7,066	50.1%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product and service lines including Reach Construction, Orbital Power Services, GasPT, VE Technology, and other new product and service introductions.

During the three and nine months ended September 30, 2020, SG&A increased $2.4 million and $7.1 million, respectively compared to the prior-year comparative period. The increase in SG&A for the quarter and nine months was due to increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to start-up costs at Orbital Power Services group which included increased payroll and insurance costs. Also contributing to the increase were increased corporate costs largely due to strategic initiatives, which included increased professional fees and costs associated with due diligence activities related to prospective acquisitions. The addition of Reach Construction Group, LLC, in the second quarter also contributed to the increase in SG&A costs. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment that implemented costs cutting measures.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,197	$—	$1,197	100.0%
Integrated Energy Infrastructure Solutions and Services	373	359	14	3.9%
Other	11	243	(232)	(95.5)%
Total depreciation and amortization	$1,581	$602	$979	162.6%

	For the Nine Months Ended
Depreciation and amortization by Segment or Category	September 30,
	2020	2019	$ Change	% Change
Electric Power and Solar Infrastructure Services	$2,477	$—	$2,477	100.0%
Integrated Energy Infrastructure Solutions and Services	1,109	1,136	(27)	(2.4)%
Other	30	835	(805)	(96.4)%
Total depreciation and amortization	$3,616	$1,971	$1,645	83.5%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and nine months ended September 30, 2020 were up compared to the three and nine months ended September 30, 2019 primarily due to the amortization of Reach Construction acquisition intangibles and depreciation of equipment used by Orbital Power Services, which began operations in 2020. This was partially offset by the sale of the Company's domestic power and electronic components businesses in the fourth quarter of 2019. The Other segment, which includes discontinued operations, is also down due to a portion of the business being held for sale since the third quarter of 2019. The Company's Japan operations (sold as of September 30, 2020) and Canada operations, which is currently held for sale, and the discontinued Power and Electromechanical segment are included in the other segment.

Equity Method/Cost Method Investment

On March 30, 2019, the Company acquired a 21.4% ownership share of VPS which was subsequently reduced to 10.55% following VPS's issuance of additional equity during Q3 2020 and the Company's distribution of shares back to VPS to be granted to VPS employees. The Company recorded its investment and income or loss based on the equity method of accounting through June 30, 2020. The Company recorded losses in 2020 of $4.8 million through June 30, related to its share of VPS's loss. The losses during 2020 included a $3.5 million impairment of the investment. The Company held a $260 thousand convertible note receivable from VPS that VPS chose to convert to equity in the third quarter of 2020. In addition, the Company made additional cash investments of $0.1 million and a $0.3 million non-cash inventory investment in VPS during the third quarter of 2020. Due to additional outside investments into VPS during the third quarter of 2020, which diluted OEG's ownership percentage coupled with increased board seats reducing OEG's board influence, the Company's management determined that it no longer met the qualification of having significant influence necessary to record its investment under the equity method of accounting. Henceforth, the Company recorded its investment under the cost method of accounting. The balance of the Company's investment in VPS as of September 30, 2020 was $0.7 million.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	September 30,
	2020	2019	$ Change	% Change
Foreign exchange gain (loss)	$707	$(465)	$1,172	(252.0)%
Interest income	75	2	73	3650.0%
Rental income	78	2	76	3800.0%
Total Other income (expense)	$860	$(461)	$1,321	(286.6)%

	For the Nine Months Ended
Other Income (Expense), net	September 30,
	2020	2019	$ Change	% Change
Foreign exchange loss	$(410)	$(586)	$176	(30.0)%
Interest income	218	11	207	1881.8%
Rental income	254	9	245	2722.2%
Total Other income (expense)	$62	$(566)	$628	(111.0)%

Other income (expense) changes were the result of foreign currency gain/loss fluctuations primarily related to the fluctuations in the U.K. pound during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Interest income is primarily related to the partial seller financing of the Company's electronic components business. Increased rental income is due to the subleasing of the Company's Oregon home office following the sale of the Power and electromechanical businesses.

Interest Expense

For the three months and nine months ended September 30, 2020 and 2019, the Company incurred interest expense of $0.3 million and $0.5 million compared to interest for the three and nine months ended September 30, 2019 of $4 thousand and $35 thousand, respectively. Interest expense in 2020 is associated with interest on financing note payable, the Reach Construction line of credit, note payable for the sale of future revenue financing, PPP notes payable and seller financing on the purchase of Reach Construction Group, LLC, while 2019 interest was on the Company's former credit facilities.

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

The income tax expense for the three and nine months ended September 30, 2020 included taxes on profitable foreign operations and domestic state minimum taxes. In addition, in the nine-months ended September 30, 2020, as a result of the Company’s purchase price allocation related to the acquisition of Reach Construction, LLC, the Company recorded a $1.6 million deferred tax liability. As a result, the Company recorded a $1.6 million tax benefit for a reduction in prior recorded valuation allowances. If the Company and the seller Reach Construction mutually agree to treat the sale as an asset sale, the deferred tax asset will be reversed and the reduction in the valuation allowance will be reversed as well, which will result in tax expense and a reduction in goodwill.

In the nine months ended September 30, 2020, as a result of HM Revenue & Customs review, the Company recorded a $1.6 million tax benefit for estimated prior year taxes related to refunds for the surrender for cash, United Kingdom net operating losses generated related to enhanced research and development deduction claims.

For the three and nine months ended September 30, 2019, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to another financial statement component other than continuing operations. Prior period comparative allocations have also been made.

The income tax expense for the three and nine months ended September 30, 2019 included taxes on profitable foreign operations and domestic state minimum taxes. In addition, in the first nine months of 2019, as a result of Revenue Canada's review, the Company recorded a $0.4 million adjustment to record actual prior year and estimated current year Scientific Research and Experimental Development (SRED) tax credits for research and development performed in Canada

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020.  In conjunction with the 2019 sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada during 2020. The lease for the CUI-Canada facility expires in the fourth quarter of 2020 and the Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs. This accrual was adjusted down by $0.4 million Canadian dollars ($0.3 million US dollars) based on current estimates. The termination costs began to be paid out in the third quarter of 2020 with the majority of the remaining accrual is expected to be paid in the fourth quarter of 2020. For more information on the Company's restructuring charges, see Note 3 Discontinued Operations and Sale of a Business.

Liquidity and Capital Resources

General

As of September 30, 2020, the Company held Cash and cash equivalents of $4.1 million and Restricted cash of $3.6 million. Operations, acquisitions, investments, and equipment have been funded through cash on hand, the Reach Construction line of credit ("LOC"), seller financing and financing through the sale of future revenues. Including discontinued operations, the Company's cash used in operations was more in the first nine months of 2020 than in the first nine months of 2019 primarily driven by a larger net loss in the first nine months of 2020 compared to the first nine months of 2019.  Major uses of cash in the first nine months of 2020 included the Reach Construction Acquisition, a working capital adjustment payment on the sale of the Power business, purchases of property and equipment, deposits toward the VE technology purchase and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenues and earnings through Reach Construction and Orbital Power Services. Overall volume growth in the Company's businesses both organically and through acquisitions and the expected sale of the remaining Power & Electromechanical operations are expected to benefit cash flows as well. In addition, the Company filed an S-3 in the second quarter of 2020 for the possible issuance of additional stock or public debt.

Cash Used in Operations

Cash used in operations of $9.9 million was a $5.7 million increase in cash used compared to the nine-month period in 2019. Cash used in operations for the nine months ended September 30, 2020 were approximately $7.7 million in the other segment, $2.9 million in the Electric Power and Solar Infrastructure Services segment $1.2 million in the Integrated Energy Infrastructure Solutions and Services segment, and $1.9 million provided by discontinued operations. This compares to prior year nine-month-period cash used of $4.5 million in the Other segment, $4.5 million in the Integrated Energy Infrastructure Solutions and Services segment and $4.8 million provided by the discontinued Power and Electromechanical segment. Increased uses of cash in the first nine month of 2020 are primarily for merger and acquisition activity in the Other segment in addition to normal administrative costs, and cash usage in the Electric Power and Solar Infrastructure Services segment primarily related to start-up costs on the Company's new Orbital Power Services group offset by cash generated by Reach Construction Group, LLC operations. While the Company saw an initial cost increase from Orbital Power Services, management expects this group to become cash flow positive, as the business environment normalizes and it continues to increase service crews deployed. The Company believes overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Reach Construction Group and in process cost reductions coupled with continued management of working capital allocation. The Company's cash usage in the other segment normalized in the third quarter with a use of cash of $1.6 million compared to $6.1 million in the first six months of the year as a result of the Company closing of the Reach Construction Group acquisition in April. Cash provided by discontinued operations were primarily due to large final orders by CUI-Canada customers.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of increased receivables of $3.3 million primarily at CUI-Canada due to higher sales volume from customers making final orders and timing along with increased receivables for Orbital Power Services, $1.2 million increase in deposits and other assets primarily for deposits made toward the acquisition of the VE Technology and increased cash used for right of use assets which are partially offset by increased lease liabilities related to the ramp up of the Orbital Power Services group. These increases in the use of cash are partially offset by increased cash provided by the timing of payments for inventories as CUI-Canada sells down its inventory, change in contract assets and liabilities due to the timing and completion of energy integration and solar projects and timing of payments on accrued expenses and accounts payable of $1.3 million and $0.4 million, respectively, related to timing and the additional operations of Orbital Power Services in 2020.

During the nine months ended September 30, 2020 and 2019, the Company recorded a total of $12 thousand and $155 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The decrease in expense during the first nine months of 2020 compared to the first nine months of 2019 is primarily due to a portion of directors' 2020 compensation being accrued while the structure of their compensation is being evaluated.

In the three months ended September 30, 2020, the Company financed its current operations by selling future revenues on a short-term note payable. The financing provided net proceeds of $1.9 million. The Company agreed to pay back $2.5 million including loan origination fees and interest via weekly payments. The final payment is expected to be made in December 2020.

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective September 2, 2020. With this filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $50 million.

As the Company focuses on growing its infrastructure services market presence both organically and through strategic acquisitions, technology development, product and service line additions, and increasing Orbital’s market presence, it will fund these activities together with related operating, sales and marketing efforts for its various product offerings with cash on hand, and possible proceeds from future issuances of equity through the S-3 registration statement, and available debt.

Orbital Energy Group may raise additional capital needed to fund the further development and marketing of its products and services as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Capital Expenditures and Investments

During the first nine months of 2020 and 2019, Orbital Energy Group invested $1.5 million and $0.3 million, respectively, in property and equipment. These purchases in 2020 were primarily for capital assets associated with the Company's new Orbital Power Services group. These investments typically include additions to equipment, tooling for manufacturing and services, furniture, computer equipment, buildings and leasehold improvements, trucks and other fixed assets as needed for operations. The Company entered into a $3 million note receivable with Reach Construction, Inc. during the three months ended March 31, 2020 prior to the April 1 acquisition. This payment became part of the Company's purchase consideration upon the close of the acquisition. The Company made an additional $0.3 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in the nine months ended September 30, 2020 including payments made related to the Company's transition agreement with VPS. This note was converted to equity in VPS in the three months ended September 30, 2020 along with an additional contribution of $0.1 million and a non-cash contribution of inventory in the amount of $0.3 million. The Company anticipates further investment in property and equipment during the remainder of 2020 in support of its on-going business and continued development of the energy infrastructure services platform capabilities. As part of the Company's disposition of CUI Japan, the Company included cash of $0.2 million that stayed with CUI Japan after its sale.

During the nine months ended September 30, 2020 and 2019, Orbital Energy Group invested $10 thousand and $0.3 million, respectively, in other intangible assets. These investments typically include product certifications, capitalized website development, software for engineering and research and development and software upgrades for office personnel.

During the first nine months of 2019, OEG made cash investments of $1.6 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, future research and development expenditures and the convertible note receivable for a total initial investment of $5.9 million.

The Company also paid out $2.8 million in the nine months ended September 30, 2020 related to a working capital adjustment on the disposition of the domestic power business to Bel Fuse, Inc in accordance with the sale agreement.

Financing Activities

For the nine months ended September 30, 2020 and 2019, the Company recorded net payments of $0 and $1.4 million, respectively, from the overdraft facility in the U.K. For the nine months ended September 30, 2020, the Company received proceeds of $1.9 million from the Paycheck Protection Program and $1.9 million of proceeds from a note backed by the sale of future revenues. Also, in the first nine months of 2020, payments on notes payable of $1.7 million included $1.2 million of payments on notes payable financing insurance policies, $0.3 million on note payable backed by the sale of future revenues and $0.2 million paid on auto loans.  In the first nine months ended September 30, 2019, the Company paid $88 thousand on note payable financing insurance policies. For the nine months ended September 30, 2020 and 2019, the Company had net proceeds/(payments) of $1 thousand and $(0.3) million, respectively, from lines of credit. The previous line of credit and overdraft facility were replaced in April 2019 with a new $10.0 million line of credit from Bank of America Merrill Lynch that was reduced to $6.0 million at September 30, 2019 upon the sale of the Company's electronic components business and discontinued following the sale of the domestic power business to Bel Fuse, Inc. Upon the acquisition of Reach Construction, the Company acquired Reach's line of credit, with $550 thousand total capacity. The Company expects to close the existing Reach Construction line of credit in the fourth quarter of 2020.

Financing Activities – Related Party Activity

For the nine months ended September 30, 2020 and 2019, $0 and $0.2 million of interest payments were made in relation to the promissory note issued to former related party, IED, Inc. This note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

At September 30, 2020, the Company had unrestricted cash and cash equivalents balances of $4.1 million. At September 30, 2020, the Company had $0.9 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.1 million and $75 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC). At September 30, 2020, the Company had cash and cash equivalents of $0.7 million in European bank accounts and $2.0 million in Canadian bank accounts.

The Company had a net loss of $19.9 million and cash used in operating activities of $9.9 million during the nine months ended September 30, 2020. As of September 30, 2020, the Company's accumulated deficit is $142.1 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations in 2019.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with Generally Accepted Accounting Principals, ("GAAP"). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2019 Annual Report on Form 10-K filed on March 30, 2020, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

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

As of September 30, 2020, the Company has operations in Canada shown within discontinued operations. Until CUI-Canada is sold, in addition to the Company's principal currencies, the Company will have a certain amount of currency risk with the Canadian dollar.

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended September 30, 2020
Revenues	78%	22%
Operating expenses	81%	19%

For the Three Months Ended September 30, 2019
Revenues	39%	61%
Operating expenses	63%	37%

		British Pound
	U.S. Dollar	Sterling
For the Nine Months Ended September 30, 2020
Revenues	69%	31%
Operating expenses	79%	21%

For the Nine Months Ended September 30, 2019
Revenues	35%	65%
Operating expenses	57%	43%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the nine months ended September 30, 2020, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2019 and determined that it was still a material weakness as of September 30, 2020:  insufficient resources within the accounting function related to technical accounting interpretation and guidance, financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 and September 30, 2020. The deficiencies largely arose during 2019 because of the divestiture of certain operations and the loss of personnel supporting the financial transaction processing and reporting functions. The deficiencies did not result in material adjustment to the fiscal year ended December 31, 2019 or the period ended September 30, 2020.

To remediate our internal control weakness, management has and will continue to implement subsequent to September 30, 2020 the following measures:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART ll – OTHER INFORMATION

Item 1. Legal Proceedings.

Orbital Energy Group, Inc. is occasionally party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

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

Staffing Support Solutions LLC Matter.  Reach Construction Group, LLC, a wholly-owned subsidiary, became involved in a dispute with a labor contractor (Staffing Support Solutions LLC) regarding fees charged for labor at a project substantially completed by Reach Construction before its acquisition by the Company. That dispute is the subject of a lawsuit in Wake County, North Carolina.  Reach Construction has answered the complaint and continues in negotiations to settle the matter. The Company has accrued approximately $1.8 million related to its liability, which management believes will be adequate for any potential loss arising from this dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the nine months ended September 30, 2020, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

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

Signed and submitted this 16th day of November, 2020.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)