Form 10-K
period 2020-12-31
Orbital Energy Group, Inc.
filed 2021-03-30
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-29923

_____________________________________

Orbital Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Colorado	(1731)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

1924 Aldine Western

Houston, Texas  77038

(832) 467-1420

(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock, $0.001 par value.	OEG	Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2020), was approximately $15,832,065. Shares of common stock beneficially held by each executive officer and director as well as 10% holders as of June 30, 2020 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2021, the registrant had 46,486,919 shares of common stock outstanding and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview

Orbital Energy Group, Inc. and Subsidiaries (Nasdaq: OEG), formerly known as CUI Global Inc., are collectively referred to as ‘‘Orbital Energy Group,’’ the “Company,” or “OEG.” Orbital Energy Group is a Colorado corporation organized on April 21, 1998 with its principal place of business located at 1924 Aldine Western, Houston, Texas 77038, phone (832) 467-1420. The Company is creating a diversified energy infrastructure services platform company through the acquisition and development of innovative companies.

In the second quarter of 2020, the Company's continuing operations were reclassified into three reportable segments, which include the Electric Power and Solar Infrastructure Services segment, the Integrated Energy Infrastructure Solutions and Services segment, and the Other segment. The Company’s corporate overhead activities are included in the Other segment. Orbital Energy Group has continuing operations in 2 countries, including the United States and United Kingdom.

In 2019, the Company decided to exit its Power and Electromechanical segment. The domestic portion of the segment was sold in 2019 in two separate transactions, the Company sold its Japan based subsidiary in the third quarter of 2020 and closed its Canadian manufacturing facility and completed the sale of its Canadian assets in the fourth quarter of 2020.

Electric Power and Solar Infrastructure Services Segment

Orbital Solar Services, LLC, Orbital Power, Inc. and Eclipse Foundation Group, Inc. - Subsidiaries

The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains.

Integrated Energy Infrastructure Solutions and Services Segment

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. - Subsidiaries

Orbital Gas Systems, Ltd. (Orbital-UK) is based in Stone, Staffordshire in the United Kingdom and Orbital Gas Systems, North America, Inc. (Orbital North America), is based in Houston, Texas. The Integrated Energy Infrastructure Solutions and Services segment subsidiaries, collectively referred to as (“Orbital Gas Systems”) are leaders in innovative gas solutions, with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems.

Orbital Gas Systems has developed a portfolio of products, services, and resources to offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Orbital Gas Systems manufactures and delivers integrated engineering solutions and technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane to grid solutions. Its proprietary VE® Technology enhances the capability and speed of our GasPT® Technology. VE Technology® provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

We work with several independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees to maintain technical rights and exclusivity. In January 2021, the Company completed the acquisition of the VE Technology rights.

GasPT®

Through an exclusive licensing contract with DNV GL, Orbital Energy Group owns exclusive rights to manufacture, sell and distribute a gas quality inferential measurement device designed by DNV GL on a worldwide basis, now marketed as the GasPT. The Company has minimum commitments, including royalty payments, under this licensing contract.

The GasPT, is a low-cost solution for measuring natural gas quality. The customary method for determining the properties of natural gas has traditionally been Gas Chromatography (GC). This time-tested methodology is a versatile and historically established technology; however, its conservative format has rooted a number of issues and problems. GasPT’s unique combination of features enables it to eliminate the anachronisms found in traditional gas properties analyzers to provide plug and play type easy installation, requiring no utility or carrier gas or calibration, and virtually no maintenance, while providing accredited industry standard accuracy with near real time and continuous analysis that enhances sampling frequency,

 The GasPT includes Class A OIML R140 and Class 1 Div2 Fiscal approvals and Class1 Div 2, Zone 1, ATEX, IECEx and CSA Hazardous Area approvals.

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

VE Technology®

During the year ended 2020, Orbital held exclusive worldwide rights to manufacture, sell, design, and otherwise market the VE-Probe, VE sample system, VE thermowell and VE Technology from its United Kingdom-based inventor, EnDet Ltd. The agreement, which included certain royalty commitments and provided Orbital exclusive and sole control of all technology related to its revolutionary GasPT natural gas metering systems. During 2020 the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million GBP, or approximately $1.9 million. In June 2020, the parties to the agreement mutually agreed to extend the payments until January 15, 2021 in consideration of the financial consequences created by the COVID-19 pandemic in exchange for a technology fee of an additional 100,000 GBP. The Company made the final 500,000 GBP payment in January 2021. The $1.2 million paid in 2020 is held in deposits and other assets on the condensed consolidated balance sheets.

The VE sampling probe and sample system are designed for the representative measurement of calorific value and trace elements such as moisture, H2S and mercury faster, more simply and more efficiently. VE sample systems are simple, optimized systems to deliver representative samples to any analyzer with no dead volume, threaded connections or components in the sample pathway.

The VE Technology provides for:

•	Patented helical strakes to eliminate vortex shedding and the need for wake calculations;
•	Option of fixed or retractable sampling probe;
•	Allows for sampling to be taken from the central 1/3 of the pipeline in practically any application;
•	Patented aerodynamic sampling probe tip ensures particulate is actively rejected to minimize filtration and avoid contamination of samples allowing for small bore to optimize sample transit time;
•	Reduced internal volume with all surfaces electropolished (and coated when required) for optimum response;
•	VE Conditioning Unit preheats the gas to avoid retrograde condensation due to the Joule Thomson effect;
•	Removes all components and other flow disturbing elements from the sample pathway;
•	Provides precise flow and pressure control and monitoring with full ASME/PED approved relief valve; and
•	Easy validation and backflush built into the sample probe system.

The VE Technology allows for quick and simple customization to suit applications including:

•	Natural gas sampling;
•	Trace element sampling;
•	Moisture (H20) sampling;
•	Mercury (Hg) sampling;
•	Hydrogen sulfide (H2S) sampling;
•	Oil sampling;
•	Chemical sampling;
•	Continuous automated and manual sample systems;
•	LNG sample systems;
•	Bespoke sample conditioning units;
•	Tailored solutions for drier beds, MRUs, fiscal metering, super critical phase process and many more.

GasPTi - combined GasPT and VE Technology Solution

The GasPTi, combines the two patented technologies of GasPT and VE Technology which provides a re-engineered approach to natural gas sampling and analysis. Through the combination of the fast and accurate measurement of the physical properties of natural gas utilizing the GasPT technology with the equally unique VE Technology that can provide a gas sample from a high-pressure transmission line in less than two seconds, Orbital Gas Systems has created the GasPTi metering system.

The GasPTi metering system can accurately provide nearly real-time data to the natural gas operator in a total cycle-time of less than five seconds. It provides this analysis at a fraction of the installation cost of current technology with none of the associated maintenance, carrier gas, calibration gas, or other ancillary costs associated with traditional technology.

The GasPTi is a complete, compact, low cost, integrated solution that can be flange mounted directly to the pipeline or onto a nearby wall or post to provide continuous measurement, requiring no carrier or calibration gases or maintenance. By design, GasPTi removes the need for expensive conditioning equipment, filters, pressure and flow control systems, long heated sample lines and a large cabinet/cubicle with HVAC with few hazardous areas limitations (certified for Zone 1 applications) and no specially trained personnel required for installation or technical support required onsite. The GasPT technology measures and analyzes the VE gathered samples, calculating thermal conductivity, speed of sound and carbon dioxide  in the natural gas, providing end users the Calorific Value need to control their systems. Typical applications for GasPTi include:

•	Analysis of natural gas in power plants for quality control and turbine optimization;
•	Analysis of natural gas for control, blending and custody transfer across gas transmission and distribution networks;
•	Pipeline monitoring;
•	Analysis of natural gas for large volume users to optimize process or combustion (glass manufacture, heat treatment, brickworks (kilns), fiber glass manufacturing);
•	Offshore platform production monitoring;
•	Gas quality measurement at storage facilities;
•	Analysis of natural gas for quality control, development and product performance (turbine manufacturers, gas appliance manufacturers);
•	Analysis of bio-natural gas in pre-processing plants;
•	Existing gas chromatograph systems for performance checking and validation;
•	Analysis of natural gas in liquefaction and regasification plants (LNG regasification and storage);
•	Marine safety applications for bulk LNG transportation and LNG driven marine engines;
•	Determination of calorific value on compressors or gas transfer stations;
•	Gas blending and ballasting; and
•	Analysis of calorific value in natural gas preparation plants.

BioMethane

From its inception Orbital Gas Systems has been involved in the control of BioMethane, or renewable natural gas to grid. In fact, our background in environmental and renewables analysis goes back more than 30 years to protecting basic landfill gas generators.

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

Orbital Gas System’s recognized expertise in energy measurement, process control and odorization offered a complete package that led to designing, building and instigating the very first UK BioMethane-To-Grid system.

Today, Orbital Gas System’s BioMethane systems range from basic monitoring through complete “flange-to-flange” solutions that include:

•	Energy measurement;
•	Gas quality measurements;
•	Fiscal metering system;
•	Pressure control including slam-shut valve;
•	Interface control rack / flow computation rack;
•	Gas odorization system;
•	BioMethane recirculation facility;
•	Reject gas pressure control; and
•	Liquid propane injection system.

Anticipated Growth Strategy

Our strategy includes:

•

We will continue to diversify organically and through acquisitions into complementary infrastructure services focusing on growing markets within the electric power, telecommunications and renewables markets.

•

Continue to utilize our state-of-the-art expertise in helping companies reduce carbon emissions through renewable infrastructure EPC services, accurate measurement including H2s, mercury and other contaminants in hydrocarbons and facilitate cost effective and timely measurement of BioMethane gas properties when injected into the natural gas grid. These efforts will lead the Company to other opportunities including integration services and other renewable gas projects.

•	We will work to continue to expand our customer reach with tier one renewable infrastructure developers, Fortune 100 companies, and continue expanding our relationship with existing customers.
•	We are committed to fostering greater diversity within the Energy industry, ensuring that people of color and minority-run businesses have ample opportunities to join in and benefit from our growth.
•	We will continue to market our GasPT inferential natural gas monitoring device, VE Technology products, and other product and integrated solutions.
•

Further develop greenfield companies and acquire companies focused on energy infrastructure services to include electric utility transmission distribution and substation related services, telecommunications services and renewable energy infrastructure including solar and gas.

•	Orbital continues to develop new integrated solutions, promote existing technologies, and increase customer relationships.
•	The Company will continue to seek new opportunities to design, manufacture, and produce innovative solutions to increase customer reach, product innovation, and growth.

ISO 9001:2015 Certification

Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America Inc. are certified to the ISO 9001:2015 Quality Management Systems standards and guidelines. These entities are registered as conforming to the requirements of standard: ISO 9001:2015. Orbital Gas System’s Quality Management Systems are designed to safeguard product quality, health and safety and the environment through the design, manufacture, supply and commissioning (and consulting on); sampling and analysis equipment, and system and process instrumentation. ISO 9001 is accepted worldwide as the inclusive international standard that defines quality.

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

Acquisition Strategy

We are constantly alert to potential acquisition targets specifically focusing on energy infrastructure services. As part of our acquisition strategy, we are focused on acquiring targets with positive EBITDA and margins better than the industry average, with revenue visibility, good outlook for growth, and leaders with demonstrated excellence in operations management. We will consider each potential acquisition as they arise with a careful analysis of the relevant synergies with our current business, along with the potential for increasing revenue, earnings and/or market share.

Employees

As of December 31, 2020, Orbital Energy Group, Inc., with its consolidated subsidiaries, had 284 employees. This is an increase in total employees from the 257 total employees reported as of December 31, 2019. As of December 31, 2020, none of its employees are represented by a labor union which is a decrease from the 73 union employees at its former operation CUI-Canada at December 31, 2019. Most of the increase in employees relates to the acquisition and development of Orbital Solar Services and growth of Orbital Power Services operations during 2020 offset by the sale and closure of its remaining discontinued Power and Electromechanical segment operations. The Company considers its relations with its employees to be good. The Company may add additional staff as needed to handle all phases of its business.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks: Orbital Solar Services, Reach Construction Group, Orbital Power Services, Eclipse Foundation Group, Orbital Renewables, GasPT, IRIS, and Orbital Gas Systems.

The Company continuously reviews and updates the existing intellectual property filings and files new documentation both nationally and internationally (Patent Cooperation Treaty) in a continuing effort to maintain up-to-date protection of its intellectual property.

For those intellectual property applications pending, there is no assurance that the registrations will be granted. Furthermore, the Company is exposed to the risk that other parties may claim the Company infringes their existing patent and trademark rights, which could cause the Company’s inability to develop and market its products unless the Company enters into licensing agreements with the technology owner or could force the Company to engage in costly and potentially protracted litigation.

Competitive Business Conditions

The markets in which we operate are highly fragmented and highly competitive wherein Orbital Energy Group competes with other contractors, from small local independent companies to large national firms, in most of the geographic markets in which we operate. Several competitors are large companies that have significant financial, technical and marketing resources. Certain barriers to entry exist in the markets in which we operate such as technical expertise, high safety rating requirements, operational experience and quality, and financial resources. However, organizations that have adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements with price often a primary factor in placing the project, as such we could be underbid by our competitors. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, safety ratings, financial and operational resources, geographic presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. Many of our customers are able to perform their own infrastructure services similar to the work we provide. Although these companies currently outsource a significant portion of these services, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.

Item 1A. Risk Factors

RISK FACTORS

Our business is subject to various risks and uncertainties. Investors should read carefully the following factors as well as the cautionary statements referred to in ‘‘Forward-Looking Statements’’ together with all of the other information in this Form 10-K. If any of the risks and uncertainties described below or elsewhere in this annual report on Form 10-K actually occur, the Company's business, financial condition or results of operations could be materially adversely affected and/or the trading price of our common stock could decline. We also may not be able to achieve our goals or expectations.

Risks Related to Our Business and Operations, Services, Products and Industries We Serve

Historically, we have generated annual losses from operations, and we may need additional funding in the future.

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2020, we had a net loss of $27.4 million, an accumulated deficit as of December 31, 2020 of $149.7 million, and negative working capital of $12.3 million. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2020, we had a net loss of $27.4 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

Acquisitions and strategic investments related to business expansion activities may not be successful and may divert our resources from our existing business activities, negatively affecting our operating results, cash flows and liquidity and may not enhance shareholder value.

Orbital Energy Group has focused our business on the acquisition and development of energy infrastructure services companies including the Orbital Solar Services (formerly Reach Construction Group, LLC) acquisition, the greenfield development of Orbital Power Services and Eclipse Foundation Group and our legacy Orbital Gas Systems operations. We may not be successful in acquiring energy infrastructure services companies that are commercially viable. We may fail to successfully develop or commercialize such products, solutions and services that we acquire. Research, development and commercialization of such acquired products, solutions and services may disproportionately divert our resources from our other business activities. Acquisitions expose us to operational challenges and risks, including the ability to profitably manage and integrate acquired operations, implement internal controls, procedures, financial reporting and accounting systems into our business. In addition, increased indebtedness, earn-out obligations and cash flow requirements may result in cash flow shortages if anticipated revenue and earnings are not realized or are delayed. Other risks for acquisitions include, among other things, the ability to retain and hire qualified personnel, costs to integrate the business and fund capital needs.

We may not be able to identify suitable acquisitions or investments or may have difficulty obtaining the necessary financing required to complete such acquisitions and investments. We may utilize our common stock, debt instruments, including convertible debt securities, which could dilute the ownership interests of our shareholders. In addition, we may pursue acquisitions our existing shareholders may not agree with.

We cannot assure you that the indemnifications granted to Orbital Energy Group, Inc. by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities from acquired businesses which may have liabilities that we failed, or were unable, to discover during due diligence processes. Any such liabilities could have a material adverse effect on our business.

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
•

in the case of foreign acquisitions, the need to integrate operations across different cultures, time zones, and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

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

We could incur goodwill and intangible asset impairment expenses, which could negatively impact our profitability.

We have goodwill and intangible assets and will continue to as we acquire new businesses. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Adverse changes in financial, competitive and other conditions such as declines in operating performance or other adverse changes in valuation assumptions could adversely affect the estimated fair values of the related assets and impairment to goodwill or intangible assets. See Note 5 in the notes to the audited consolidated financial statements for further details.

We utilize debt to fund our operations and acquisitions strategy, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. Our debt may contain restrictive covenants that may prevent Orbital Energy Group from engaging in transactions that might benefit us.

Outstanding debt and related debt service requirements could have significant consequences on our future operations including making it difficult to meet payment and other obligations. Events of default may occur if we fail to comply with the financial and other restrictive covenants included with our debt agreements which could result in an acceleration of our debts becoming due and payable which would negatively impact our ability to fund working capital, capital expenditures, acquisitions and investments and could impact our ability to obtain additional financing or limiting access to financing with reasonable terms.

We cannot assure that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other operational and liquidity needs.

In addition, regulatory changes and/or reforms, such as the phase-out of the London Inter-bank Offered Rate (“LIBOR”), which is expected to occur by June 30, 2023, could lead to additional volatility in interest rates and other unpredictable effects.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability of our available working capital resources.

Some of our contracts require performance and payment bonds. If Orbital Energy Group, Inc. is unable to obtain or renew the necessary bonding capacity, we may be precluded from participation in bidding for certain contracts and from certain customers. Such bonding may require Orbital Energy Group to post letters of credit or other collateral in connection with the bonds, which could reduce our available capacity to support other needs. Standard terms in the surety market allow for sureties to issue bonds on a project-by-project basis. Sureties may decline to issue bonds at any time and can require additional collateral as a condition to issuing or renewing any bonds.

Changes to laws, governmental regulations and policies, including among other things, permitting processes and tax incentives, could affect demand for our services. Demand for construction services depends on industry activity and expenditure levels which can be affected by numerous factors. An inability to adjust to such changes could result in decreased demand for our services and adversely affect our operating results, cash flows and liquidity.

Government regulations, climate change initiatives, political and social activism each effect the industries Orbital Energy Group, Inc. serves. Changes in such could result in reduced demand for our services, delays in the timing of construction projects and possible cancellation of current or planned projects. Many of our customers must comply with strict regulatory and environmental requirements along with complex permitting processes. Our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. Our utility customers are regulated by state public utility commissions. Changes to existing, or implementation of new regulations and policies could have an adverse effect on our customers resulting in reduced demand for our services. We build renewable energy infrastructure including solar and other renewable energy projects for which the development is often dependent upon federal tax credits, existing renewable portfolio standards and other incentives. Changes to those may delay or otherwise negatively affect the demand for our services and solutions.

If our manufacturers, suppliers or our service providers are unable to provide an adequate supply of products and services, our growth could be limited, and our business could be harmed.

We rely on third parties to supply services and materials for our integrated solutions and construction offerings as well as to manufacture our products. In order to grow our business to achieve profitability, we may need such business partners to increase, or scale up, production and supply by a significant factor over current levels. There are technical challenges to scaling up capacity that may require the investment of substantial additional funds by our manufacturers or suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers and suppliers are unable to do so, we may not be able to meet the requirements to grow our business to anticipated levels. We also may represent only a small portion of our supplier’s or manufacturer’s business, and if they become capacity constrained, they may choose to allocate their available resources to other customers that represent a larger portion of their business.

Our global operations are subject to increased risks, which could harm our business, operating results and financial condition.

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, and cultural differences and by doing business with foreign agencies and governments;
•	longer payment cycles in some countries;
•	uncertainty regarding liability for services and content;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations and our ability to manage these fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
•	potentially adverse tax consequences;
•	higher costs associated with doing business internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general;
•	natural disasters, public health issues including impacts from global or national health epidemics and concerns such as the recent coronavirus, and other catastrophic events;
•	reduced or varied protection for intellectual property rights in some countries; and
•	different employee/employer relationships and the existence of workers’ councils and labor unions.

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

The Company’s major product and service lines in 2020 were electric power and solar infrastructure services, and natural gas infrastructure and in 2019 were natural gas infrastructure and high-tech solutions.

During 2020, over 17% of revenues were derived from one customer. During 2019, over 31% of revenues were derived from two customers, one with 21% and the other with 10%.

At December 31, 2020, of the gross trade accounts receivable totaling approximately $9.7 million, there were three individual customers that made up approximately 42% of the Company's total trade accounts receivable: one customer with 19%, one customer with 12% and one customer with 11%.  At  December 31, 2019, of the gross trade accounts receivable totaling approximately $5.3 million, approximately 50% was due from three customers: one with 24%, a second with 14% and a third with 12%.

During 2020 and 2019, the Company did not have any supplier concentrations that provided over 10% of our purchases included in cost of revenues.

The United Kingdom operations of Orbital result in foreign revenue and accounts receivable concentrations in the United Kingdom for the year ended and at December 31, 2020 of 24% and 21%, respectively, and for the year ended and at December 31, 2019 of 57% and 49%, respectively.

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

At this time, there is significant uncertainty relating to the potential ongoing effect of the novel coronavirus on our business. Infections have become widespread, which may worsen the supply shortage or force us to restrict our operations. In addition, due to the further spread of the outbreak where we have corporate offices, we have implemented various measures including remote working solutions, reduced hours, adjusted shifts, and placed various restrictions on access to our offices, which could negatively impact productivity, particularly if we restrict access to our offices for a longer period of time. Any of these occurrences may have a negative impact on our business, financial condition or results of operations.

A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Unfavorable market conditions, market uncertainty, and/or economic downturns could reduce capital expenditures in the industries we serve.

Demand for our products, solutions and services has been, and will likely continue to be cyclical in nature. We are vulnerable to general downturns in the U.S. economy and those of the countries in which we operate. Unfavorable market conditions, market uncertainty, and/or economic downturns could have a negative effect on demand from our customers and our customers health. During such times, our customers may not have the ability to fund capital expenditures for infrastructure due to difficulty obtaining financing when there may be limited availability of debt or equity financing. This could result in project cancellations or deferral which could materially adversely affect our results of operations, cash flows and liquidity.

Demand for alternative energy sources and legislative and regulatory changes, the volatility of oil and gas markets, among others, are beyond our control. Such economic factors can negatively affect our results of operations, cash flows and liquidity.

Our failure to properly manage projects, or project delays, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

Certain of our engagements occur over extended time periods and involve large-scale, complex projects. Our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel will impact the quality of our project performance. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.

We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or our vendors and subcontractors, equipment and material delivery delays, permitting delays, weather-related delays, schedule changes, delays from customer failure to timely obtain rights-of-way, delays by subcontractors in completing their portion of projects and governmental, market and political or other factors, some of which are beyond our control and could affect our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and/or we may be required to cancel or defer a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

We could also encounter project delays due to opposition, including political and social activism, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.

Fixed price contracts include risk that estimated costs are not accurate. We recognize revenue for certain projects using the cost-to-cost method of accounting and variations to assumptions could reduce profitability.

Some of our contracts include fixed price master service and other service arrangements in which the price of our services may be set on a per unit or aggregate basis. Our ability to accurately estimate the costs associated with our products, solutions and services and our ability to execute within those estimates is necessary for the success of those efforts.

For certain projects we recognize revenue over time utilizing the cost-to-cost method of accounting whereby the percentage of revenue to be recognized in a period is measured by the percentage of the costs incurred to date relative to the total estimated costs for the contract. This method relies upon estimates of total estimated costs. Contract revenue and cost estimates are reviewed and revised on an ongoing basis as work progresses with adjustments recognized in the fiscal period in which the changes are made.

Estimates are based upon management’s reasonable assumptions, judgment and experience. There are inherent risks in estimates, including unanticipated delays, technical complications, job conditions, and other factors including management’s assessment of expected variables. Any such adjustments could negatively affect the results of operations, cash flows, and liquidity.

We may fail to adequately recover on claims against project owners, subcontractors or suppliers for payment or performance.

From time to time, we may bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract. We may also present change orders and claims to our subcontractors and suppliers. Failure to properly document the nature of change orders or claims or other reasons that may result in unsuccessful negotiations for settlement could result in reduced profits, cost overruns or project losses.

Our subcontractors and suppliers may fail, or be unable to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.

We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. Our ability to fulfill our obligations as a prime contractor could be jeopardized if any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we pay our subcontractors for work performed for customers that fail to or delay paying us for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, could negatively affect our operations. Our results of operations, cash flows and liquidity could be adversely affected if we were unable to acquire sufficient materials or equipment to conduct our operations.

We include amounts in backlog that may not result in actual revenue or translate into profits.

Our backlog may be subject to cancellation and unexpected adjustments, as such, it is an uncertain indicator of future operating results. OEG’s backlog includes estimated amounts of revenue we expect to realize from future work on uncompleted contracts, revenue from change orders and renewal options, and master service agreements. Some of these may be cancellable on short or no advance notice. Backlog amounts are determined based on contract price, estimates of work to be completed under contracts taking into account historical trends, experience on similar projects and estimates of customer demand based upon communications with our customers. In the past, we have experienced postponements, cancellations and reduction in expected future work due to customers’ changing plans, market volatility, regulatory and other factors. There can be no assurance that actual results will be consistent with the estimates included in our forecasts and as such backlog as of any particular date is an uncertain indicator of future revenue and earnings.

We are a relatively small energy infrastructure services business and face formidable competition.

We are a relatively small company with limited capitalization in comparison to many of our competitors. Because of our size and capitalization, we believe that we have not yet established sufficient market awareness that is essential to our continued growth and success in all of our markets. We face formidable competition in every aspect of our business from other companies, many of whom have greater name recognition, more resources and broader service offerings than ours.

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

The industries we serve are highly competitive and subject to rapid technological and regulatory change as well as customer consolidation. Any of these could result in decreased demand for our services, solutions and products which could adversely affect our results of operations, cash flows and liquidity.

We compete with other companies in most of the markets in which we operate that range from small independent firms serving local markets to larger regional, national and international firms. Some of our customers employ in-house personnel to perform some of the services we provide. Most of our customers’ work is awarded through bid processes, and our project bids may not be successful which could materially adversely affect our results of operations, cash flows and liquidity.

Technological advances in the markets we serve could change our customers’ operating models and project requirements. Governmental regulations may also change our customers’ project requirements and our ability to adapt to those changing requirements could reduce the demand for our solutions, services and products.

Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and negatively affect our financial condition.

Due to the nature of the services we provide and the conditions in which we operate, our business is subject to operational hazards. Though we invest in substantial resources to provide for safety including occupational health and safety programs and by carrying appropriate amounts of insurance coverage, there can be no assurance that we will be able to mitigate all hazards, including electricity, fires, explosions, mechanical failures and weather related incidents. This could result in significant liability. The risks faced by our personnel can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages which could lead to large damage claims, suspension of operations, government enforcement actions, regulatory penalties, civil litigation or criminal prosecution. These costs could exceed the amount we charge for the associated products, solutions and services.

If serious accidents or fatalities occur, or if our safety records deteriorate, we could be restricted from bidding on certain projects, obtaining new customers or contracts, and contracts could be terminated. Accidents in the course of our business could result in significant liabilities, employee turnover and/or an increase to the costs of our projects.

We will need to grow our organization and we may encounter difficulties in managing this growth.

As of December 31, 2020, Orbital Energy Group, Inc., together with its consolidated subsidiaries, had 278 full-time employees excluding 6 employees at our discontinued operations, in Canada. We expect to experience growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products, solutions and services. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products, solutions and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our operating results may vary over time and such fluctuations could cause the market price of our common stock to decline.

Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include, among other things:

•	varying demand for our products, solutions and services due to the financial and operating condition of our customers, and general economic conditions;
•	inability of our suppliers and subcontractors to meet our demand;
•	success and timing of new product, solutions and services introductions by us and the performance of those generally;
•	announcements by us or our competitors regarding products, solutions, services, promotions or other transactions;
•	costs related to responding to government inquiries related to regulatory compliance;
•	our ability to control and reduce product, solutions and services costs;
•	changes in the manner in which we sell products, solutions and services;
•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our customers.

Our operating expenses may increase as we make further expenditures to enhance and expand our operations in order to support additional growth in our business and national stock market reporting and compliance obligations.

In the future, we expect our operations and marketing investments to increase to support our anticipated growth and as a result of our listing on the Nasdaq Stock Market. We have made significant investments in using professional services and expanding our operations. We may make additional investments in personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to increase our direct sales force, add distributors and sales representatives to market and sell our products, solutions and services. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect such increased investments could adversely affect operating income in the short term while providing long-term benefit.

Our business depends on a strong brand and failing to maintain and enhance our brand would hurt our ability to expand our base of customers.

We believe that we have not yet established sufficient market awareness in our various markets. Market awareness of our capabilities and products, solutions and services is essential to our continued growth and our success in all of our markets. We expect the brand identity that we are developing with Orbital Solar Services and Orbital Power Services and the brand identity that we have developed through GasPT and Orbital Gas Systems to significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition could be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality products, solutions and services, which we may not do successfully.

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

Some of our operations and certain suppliers and customers are located in areas subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.

Our headquarters is located in Houston, Texas and Eclipse Foundation Group is located in Gonzales, Louisiana. The risk of hurricanes and other natural disasters in this geographic area is significant due to the proximity to the coast and its propensity to flood. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our locations or at third-party providers could cause interruptions to our operations. Any disruption resulting from these events could cause significant delays in our ability to deliver our solutions, services and products until we are able to shift our manufacturing, assembly or testing from the affected contractor(s) to another third-party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

Defects in our products and solutions could harm our reputation and business.

Our products and solutions are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may lead to product returns and require us to implement design changes or updates.

Any defects or errors in our products, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•	loss of existing or potential customers;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	delay in the development or release of new products or services;
•	negative publicity, which would harm our reputation;
•	warranty claims against us;
•	an increase in collection cycles for accounts receivable, which could result in an increase in our provision for doubtful accounts and the risk of costly litigation; and
•	harm to our results of operations.

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

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of Orbital Energy Group, Inc. and our subsidiary companies, as well as the development of our technologies, products, solutions and service offerings, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

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

We may become subject to lawsuits, indemnity or other claims, in the ordinary course of our business, which could materially and adversely affect our business, results of operations and cash flows.

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

The General Data Protection Regulation ("GDPR") became effective in the European Union in May 2018, and imposed significant new requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. The California Consumer Privacy Act (“CCPA”) became effective in 2020. CCPA created new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

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

A portion of our revenue arises from our international operations. Revenues generated and expenses incurred by our international operations are often denominated in foreign currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as revenues and expenses of our international operations are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions. The Company does not currently undertake any hedges to protect against adverse foreign currency exposure.

The United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, could have an adverse effect on our business and financial results.

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the European Union (“EU”), entering a transitional period which ended on December 31, 2020. Various EU laws, rules and guidance have been on-shored into domestic UK legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition. The UK and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the UK Parliament on December 31, 2020. The TCA addresses, for example, trade in goods and the ability of UK nationals to travel to the EU on business but defers other issues. While the TCA provides clarity in some areas, elements of the uncertainty that has accompanied much of the Brexit process to date will continue. The post-Brexit border controls between the UK and EU may have adverse implications on the movement of products or sustainment activities between the UK and EU or may increase costs. The impact of the withdrawal may adversely affect business activity generally, political stability and economic conditions in the UK, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by the uncertainty concerning new or modified trading arrangements between the UK and other countries. Any of these developments could negatively affect economic growth or business activity in the UK, the European Union and elsewhere, and could materially and adversely affect our business and results of operations. We continue to closely monitor the impact to foreign currency markets, however we cannot predict the direction of Brexit-related developments or the impact of those developments on our UK operations and the economies of the markets in which we operate.

Our gas quality inferential measurement device, GasPT, has not gained market acceptance as rapidly as we anticipated.

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

A failure of our internal control over financial reporting could materially affect our business.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to prevent and detect fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock.

Risks Related to Our Intellectual Property and Technology

If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We license our underlying intellectual property for the GasPT technology. The loss of our rights as a licensee under any of these or future technology licensing arrangements, or the exclusivity provisions of these agreements, could have a material adverse impact upon our financial position, results of operations, and cash flows.

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

Risks Related to Regulation and Compliance

Our failure to comply with the regulations of federal, state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations.

From time to time, we may receive notice from the Department of Transportation (“DOT”) that our motor carrier operations will be monitored. The failure to monitor and maintain our safety performance could result in suspension or revocation of vehicle registration privileges. Our ability to service our customers could be damaged if we were not able to successfully resolve such issues, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

Our operations could affect the environment or cause exposure to hazardous substances. In addition, our properties could have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, fuel storage, air quality and the protection of endangered species. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, or contaminated sites that have always been owned or operated by third parties. For example, we own and lease facilities at which we store our equipment. Some of these facilities may contain fuel storage tanks. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination. The obligations, liabilities, fines and costs or reputational harm associated with these and other events could be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We perform work in underground environments, which could affect the environment. A failure to comply with environmental laws could result in significant liabilities or harm our reputation, and new environmental laws or regulations could adversely affect our business.

Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, and we may be liable for significant fines and damages and could suffer reputational harm. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to significant clean up and remediation costs, damages, fines and reputational harm, which could have a material adverse effect on our results of operations, cash flows and liquidity.

New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions if we inadvertently violate these laws and regulations, which could adversely affect our business.

Compliance with and changes in tax laws could adversely affect our financial results.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed, and significant changes could result from the change in control of the U.S. Congress and presidency in 2021, all of which can result in significant changes to the tax rate on our earnings and have a material impact on our earnings and cash flows from operations. Furthermore, the Biden administration has provided informal guidance on certain tax law changes that it would support, which includes, among other things, raising tax rates on both domestic and foreign income and imposing a new alternative minimum tax on book income. Since future changes to federal and state tax legislation and regulations are unknown, we cannot predict the ultimate impact such changes may have on our business.

In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may be audited by tax authorities, and our tax estimates and tax positions could be materially affected by many factors, including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate can have a material adverse effect on our profitability and liquidity.

Risks Related to Our Common Stock

The trading price of our common stock may continue to be volatile, which could result in substantial losses for individual shareholders.

Our common stock trades on the Nasdaq Stock Market. There can be no assurance, however, that the trading market for our common stock will be robust. A limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our common stock. The trading price of our common stock has been volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During calendar year 2020, our common stock traded at a low of $0.49 and a high of $2.47.

We do not believe that this volatility corresponds to any recent change in our financial condition. However, such factors as: (1) our move into the renewable energy space (specifically solar); (2) the increased market interest in alternative energy stocks; (3) our recent press release outlining our commitment to bringing greater diversity and opportunities for underrepresented minority groups in the energy industry; and, (4) the changes in Washington DC with the new administration and its emphasis on renewable energy, as well as conditions in the financial markets generally, may have caused or contributed to this volatility.

The stock market in general, and the market for energy companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance.

As a result of this volatility, our securities could experience rapid and substantial decreases in price, and you may be able to sell securities you purchase under this prospectus only at a substantial loss to the initial offering price.

Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;
●	changes in estimates of our financial results or recommendations by securities analysts;
●	failure of our services, products, and technologies to achieve or maintain market acceptance;
●	changes in market valuations of similar or relevant companies;
●	success of competitive service offerings or technologies;
●	changes in our capital structure, such as the issuance of securities or the incurrence of debt;
●	announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;
●	regulatory developments in the United States, foreign countries, or both;
●	litigation;
●	additions or departures of key personnel;
●	investors’ general perceptions; and
●	changes in general economic, industry or market conditions.

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

In addition, if the market for energy stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.

Historically there has not been a large short position in our common stock. However, in the future investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent an aggregate short exposure in our common stock becomes significant, investors with short exposure may have to pay a premium to purchase shares for delivery to share lenders at times if and when the price of our common stock increases significantly, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our common stock. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to our business prospects, financial performance or other traditional measures of value for the Company or its common stock.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital in the future, we anticipate that we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership and potentially voting power of then current stockholders and could negatively impact the price of our common stock and other securities.

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

Our common stock is currently traded on the NASDAQ Stock Market under the trading symbol ‘‘OEG.’’ Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

If for 30 consecutive trading days, the bid price of our common stock closes below the $1.00 per share minimum required for continued listing on the Nasdaq Stock Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), Nasdaq will send us a Notice. The Notice would not have an immediate effect on the listing of our common stock, and our common stock would continue to trade on the Nasdaq Stock Market under the symbol “OEG.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock would be at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and our common stock would continue to be eligible for listing on the Nasdaq Stock Market, absent noncompliance with any other requirement for continued listing. If we did not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) the Company’s common stock would be subject to delisting. If this were to happen, we would monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

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

Risks Relating to Stockholder Rights

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control.

Although we do not have any preferred stock outstanding presently, our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to issue preferred stock without further stockholder approval, as well as the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Orbital Energy Group, Inc. is a Colorado corporation. As permitted by Colorado law, the Company’s Articles of Incorporation limits the liability of directors to Orbital Energy Group, Inc. or its stockholders for monetary damages for breach of a director’s fiduciary duty, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

Our charter documents may inhibit a takeover that stockholders consider favorable.

Provisions of our Articles of Incorporation and Bylaws may delay or discourage transactions involving an actual or potential change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions:

•	provide that the authorized number of directors may be changed by resolution of the board of directors;
•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•	do not provide for cumulative voting rights.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In 2020, the Company moved its headquarters from its Tualatin, Oregon facility, which is now sublet to outside parties, and relocated its headquarters to its Houston office.

In November 2017, the Company's Houston operations rented office and warehouse space in Houston, Texas, of approximately 40,000 square feet for which the lease runs until 2022.

Orbital-UK owns its 46,000 square foot manufacturing/administration/research and development facility in the UK.

In April 2020, the Company sublet office space in Irving, Texas for corporate support services and Orbital Power Services office personnel; the lease runs through 2023. Orbital Power Services also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power Services for which the lease runs until 2022.

With the acquisition of Orbital Solar (formerly Reach Construction Group, LLC), the Company leased industrial space in Sanford, North Carolina which includes approximately 4,600 square feet of warehouse space and 4,800 square feet of office space and runs through 2022.

In the future, the Company may obtain additional leased properties to support its growth strategy and expansion of operations within the energy infrastructure services industry.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol ‘‘OEG.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2020, the Company’s issued and outstanding shares consisted of 31,029,642 shares of common stock issued and 30,676,579 shares outstanding of which 28,248,253 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2020, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The holders of Common Stock are entitled to one vote per share and do not have cumulative voting rights. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock and no conversion rights, redemption or sinking-fund provisions.

Market Value

The Company’s common stock is traded on the Nasdaq Stock Market under the trading symbol ‘‘OEG.’’ The following table sets forth, the high and low sales prices of our Common Stock on the Nasdaq during each quarter of the two most recent years.

	High	Low
2020
First Quarter	$1.31	$0.55
Second Quarter	0.90	0.61
Third Quarter	0.74	0.49
Fourth Quarter	2.47	0.57
2019
First Quarter	$1.79	$1.18
Second Quarter	1.31	0.82
Third Quarter	0.91	0.53
Fourth Quarter	1.19	0.68

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

Orbital Energy Group, Inc.

	Period Ending
Index	* 12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Orbital Energy Group, Inc.	$100.00	$98.44	$39.06	$17.47	$15.62	$31.11
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

* Assumed $100 invested on 12/31/2015 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Note: effective May 8, 2020, the Company changed its name from CUI Global, Inc. to Orbital Energy Group, Inc.

Source: S&P Global Market Intelligence

©2021

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 790,648 shares of common stock the Company is required to reserve for potential future issuances.

•

790,648 common shares reserved for outstanding options issued under our Equity Compensation Plans.

As of December 31, 2020, there were reserved for issuance an aggregate of 790,648 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired. As of December 31, 2020 there are 1,761,724 remaining shares available to grant under the 2020 Incentive Award Plan. See Note 10 Stockholders' Equity for more information on the Company's 2020 Incentive Award Plan.

Other than as described herein, as of the date of this report, there are currently no plans, arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

Following is a list of all securities we sold within the past two years, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

 2020 Sales of Unregistered Securities

Common Stock Issued During 2020

(Dollars in thousands)
						Grant date
						fair value
	Type of	Expense/	Stock issuance	Reason for	Total no.	recorded at
Dates of issuance	issuance	Prepaid	recipient	issuance	of shares	issuance
February and December 2020	Common Stock	Expense	Licensor	Pursuant to royalty agreement	54,930	$51	(1)

December 2020	Vested restricted common stock	Expense	Four board members	Director compensation	170,940	200

December 2020	Common stock	Expense	Four employees	Approved bonuses	67,336	66

Total 2020 issuances					293,206	$317	(2)

(1) Amount includes $39 thousand of stock compensation recorded in prior years.

(2) Total excludes $2 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2020.

2019 Sales of Unregistered Securities

Common Stock Issued During 2019

(Dollars in thousands)
						Grant date
						fair value
	Type of	Expense/	Stock issuance	Reason for	Total no.	recorded at
Dates of issuance	issuance	Prepaid	recipient	issuance	of shares	issuance
January, April, July and October 2019	Vested restricted common stock	Expense	Four board members	Director compensation	164,713	$162

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17

Total 2019 issuances					183,550	$179	(1)

(1) Total excludes $36 thousand of 2019 stock compensation and $3 thousand of 2018 stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2019.

 Shares Eligible for Future Sale

As of December 31, 2020, we had outstanding 30,676,579 shares of common stock. Of these shares, 28,248,253 shares are freely tradable without restriction or limitation under the Securities Act.

The 2,428,326 shares of common stock held by existing stockholders as of December 31, 2020 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

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

 Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2020 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2020 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Overview

Orbital Energy Group, Inc. is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 1924 Aldine Western, Houston, Texas 77038, phone (832) 467-1420. Orbital Energy Group is a platform company dedicated to maximizing stockholder value through the acquisition, development and commercialization of new, innovative technologies. Through its subsidiaries, Orbital Energy Group has built a diversified portfolio of industry leading technologies that touch many markets.

Critical Accounting Estimates

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

Finite-Lived Asset Impairment

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

In the fourth quarter of 2019, the Company determined that certain acquisition intangibles related to CUI-Canada, which were classified as held for sale in 2019 did not have adequate forecasted revenue to justify its valuation at that time and were written off. This was primarily driven by the Company's decision to close the facility by the end of 2020. The impairment of $92 thousand is reported in discontinued operations.

Goodwill from Acquisition

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

Upon acquisition of Reach Construction Group, LLC, the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets. Factors that contributed to the Company's goodwill are Reach Construction's skilled workforce and reputation within its industry. The Company also expected to achieve future synergies between Reach Construction and Orbital Power Services business. These synergies were expected to be achieved in the form of power line work necessary when bringing new solar power systems online. The Company tests for impairment of indefinite-lived intangibles and goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of goodwill exceeds its fair value and may not be recoverable. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. To complete the qualitative review, management evaluated the fair value of the goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. During management's review of goodwill as of December 31, 2020, the Company determined that there were not indicators present to suggest that it was more likely than not that the fair value of the Orbital Solar Services reporting unit was less than its carrying amount and thus no impairment was necessary.

2019 Goodwill Impairments

In the fourth quarter of 2019, the Company determined that it was more likely than not that the fair value of its goodwill at CUI-Canada and CUI Japan was less than the carrying amounts. The Company hired a third-party valuation expert to perform a valuation and it was determined that the remaining goodwill held by CUI-Canada and CUI Japan should be written down to zero. With those write downs, the Company did not have any remaining goodwill at December 31, 2019.

Revenue Recognition

On January 1, 2018, we adopted the accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. For the majority of contracts, revenue is still measured over time using the cost-to-cost method. The change that most affected the transition adjustment on revenue was the requirement to limit revenue recognition on certain contracts without an enforceable right to payment for performance completed to date. Without a specific enforceable right to payment throughout the life of the contract, revenue is recorded at completion of the contact. For the Company's new Orbital Power Services and Orbital Solar businesses, all contracts are classified over time due to the guidance that allows for over time revenue recognition for construction contracts where the Company's performance creates or enhances an asset that the customer controls as the asset is being created or enhanced. This criterion is met since the Company is typically constructing the solar farms and electric power construction services on customer owned or customer controlled property, so the customer controls the asset as it is created.

The Company generates its revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries, among others.

Orbital Gas Systems accounts for a majority of its contract revenue proportionately over time. For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

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

The timing of revenue recognition for Integrated Energy Infrastructure solutions and services also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer, generally when shipped.

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

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.  These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the case that the Company misses a timing target, or fails to meet any other contract benchmarks, the Company accounts for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration only when the Company estimates that they will be a factor in the performance of the contract.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, our contracts do not include a significant financing component.

Liquidity and Capital Resources

General

As of December 31, 2020, Orbital Energy Group, Inc. held Cash and cash equivalents of $3.0 million and Restricted cash of $1.5 million. Operations, acquisitions, and equipment have been funded through cash on hand, the Orbital Solar line of credit ("LOC"), seller financing, the issuance of convertible debt and financing through the sale of future revenues, during the year ended December 31, 2020. Including discontinued operations, the Company's cash used in operations was more in 2020 than in 2019 primarily driven by a larger net loss in 2020 compared to 2019. Major uses of cash in 2020 included the Orbital Solar (formerly Reach Construction Group, LLC) acquisition, a  working capital adjustment payment on the sale of the Power business, purchases of property and equipment, deposits toward the VE Technology purchase and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenues and earnings through Orbital Solar and Orbital Power Services. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well. In addition, the Company filed a Form S-3 in the second quarter and subsequent to year end, the Company issued $45 million of common stock on that S-3, and filed another S-3 for the possible issuance of an additional $150 million in stock or public debt.

Cash used in Operations

There was a use of cash from operations of approximately $15.0 million during the year ended December 31, 2020. This was an increase from the use of cash from operations of approximately $11.5 million for the year ended December 31, 2019. Overall, the change in cash used in operations is primarily the result of the loss from continuing operations, net of income taxes in 2020 before non-cash expenses affected by changes in assets and liabilities.

Cash used in operations in 2020 was a $3.5 million increase in cash used compared to the amount used in operations in 2019. Cash used in operations for 2020 were approximately $8.3 million in the Electric Power and Solar Infrastructure Services segment, $8.2 million in the Other segment, $2.7 million in the Integrated Energy Infrastructure Solutions and Services segment partially partially offset by $4.2 million provided by discontinued operations. This compares to 2019 cash from operations consisting of $5.9 million use of cash in the Other segment and $8.3 million use of cash in the Integrated Energy Infrastructure segment, which was partially offset by a source of cash in discontinued operations of $2.7 million. There were no 2019 cash flows from operations in the Electric Power and Solar Infrastructure Services segment since this segment got its start in 2020. Increased uses of cash in 2020 are primarily for merger and acquisition activity in the Other segment in addition to normal administrative costs, and cash usage in the Electric Power and Solar Infrastructure Services segment primarily related to start-up costs on the Company's new Orbital Power Services group and a downturn due to the COVID-19 crisis. While the Company saw an initial cost increase from Orbital Power Services, management expects this group to become cash flow positive, as the business environment normalizes and it continues to increase service crews deployed. The Company believes overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Orbital Solar and in process cost reductions coupled with continued management of working capital allocation. The Company's cash usage in the other segment normalized in the second half with a use of cash of $2.1 million compared to $6.1 million in the first six months of the year as a result of the Company closing of the Reach Construction Group acquisition in April. Cash provided by discontinued operations were primarily due to final orders by CUI-Canada customers. Also contributing to the cash flows from discontinued operations were approximately $0.5 million of tariff refunds related to the former domestic power and electromechanical businesses sold in 2019.

During 2020, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable, accrued liabilities, accounts payable and changes in contract liabilities. The change in trade accounts receivable accounted for a $3.7 million source of cash in operating activities and was due to positive timing differences at Orbital Solar and from CUI-Canada as the Company collected final receivables on final orders prior to the Company closing the Canada facility in the fourth quarter. A $3.8 million source of cash due to timing of inventory purchases was primarily due to the use of inventory at CUI-Canada as the Company sold its Canada inventory prior to closing of the facility. A $1.2 million use of cash related to accrued expenses was largely due to the payout of severance at CUI-Canada that was accrued for in 2019 offset by an accrual for stock appreciation rights in 2020 . Change in accounts payable, which was a $3.5 million use of cash, was largely due to the paydown of accounts payable at Orbital Solar, which was acquired on April 1, 2020. Accounts payable paid down did not get replaced at the same rate due to decreased business activity at Orbital Solar due to the COVID-19 pandemic and timing of customer projects. Change in contract liabilities was a source of cash due to increased billings in excess of cash at Orbital Solar partially offset by the decrease in provision for loss contracts at Orbital Solar as the estimated contract losses recorded on the acquisition date were realized as vendors were paid.

We expect cash used in operating activities will improve in 2021, primarily due to the top and bottom-line growth in Orbital Power Services and Orbital Solar.

During 2019, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable and accrued liabilities. The change in trade accounts receivable accounted for $1.5 million source of cash in operating activities and was due to lower overall fourth quarter revenues in the Integrated Energy Infrastructure Solutions and Services segment compared to the revenues in the fourth quarter of 2018. Increased cash source of $2.2 million from change in accrued liabilities was due to a non-cash severance accrual recorded at CUI-Canada in preparation for closing that facility in late 2020. Refund liabilities were a $1.3 million use of cash as customers looked to utilize their refunds prior to the divesture of the power and electromechanical business. A $14.1 million gain on the sale of the company's domestic power and electromechanical businesses and a $2.6 million deferred tax gain were non-cash income statement items that did not affect cash from operations.

During 2020 and 2019, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2020 and 2019, the Company recorded a total of $0.3 million and $0.2 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The increase in 2020 compared to 2019  was due to greater stock-based bonuses and greater stock-based director compensation. There was no stock option vesting expense in 2020 or 2019.

Proceeds from Sale of Businesses, Capital Expenditures and Investments

In 2019, the Company sold its domestic power and electromechanical businesses in two separate transactions for total proceeds of $35.4 million.

During the years ended 2020 and 2019, Orbital Energy Group invested $1.7 million and $0.3 million, respectively, in fixed assets. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The increase in 2020 was due to the start-up costs associated with the Company's Orbital Power Services business. The Company anticipates further investment in fixed assets during 2021 in support of its on-going business and continued development of product lines, technologies and services.

Orbital Energy Group invested $11 thousand and $0.4 million in other intangible assets during 2020 and 2019, respectively. These investments typically include product certifications, technology rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. Investments in 2020 and 2019 primarily related to product certifications in the discontinued Power and Electromechanical businesses and investments in software in the Integrated Energy Infrastructure Solutions and Services segment. The Company expects to continue to invest in software and technology in 2021.

The Company made an additional $0.3 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in 2020 including payments made related to the Company's transition agreement with VPS. This note was converted to equity in VPS in the third quarter of 2020 along with an additional contribution of $0.5 million and a non-cash contribution of inventory in the amount of $0.3 million.

During 2019, Orbital Energy Group made cash investments of $2.1 million and elected to convert its $0.7 million of convertible notes receivable to VPS stock. In addition to the cash investments, the Company contributed certain property and equipment, other intangible assets, inventories, prepaid assets, open purchases orders, research and development expenditures and the convertible note receivable for a total investment of $5.9 million for a 21.4% equity investment in Virtual Power Systems ("VPS"). Through December 31, 2019, the noncash portion of the investment was $3.8 million. The Company's share ownership percentage was diluted to 20.58% as of December 31, 2019 due to additional share issuances by VPS.

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

Financing Activities

During the years ended December 31, 2020 and 2019, the Company issued payments of $4 thousand and $4 thousand, respectively, against capital leases of equipment. The Company had proceeds from notes payable in 2020 of $8.1 million including a convertible note payable, compared to zero in 2019. See Note 7, Note payable for more information on the Company's notes payable. The Company made payments on notes payable of $4.1 million in 2020 and $0.3 million in 2019.

During April 2019, Orbital Energy Group replaced the existing line of credit and overdraft facilities with a new two-year credit facility with Bank of America for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility also included a $3 million sub-limit for use by Orbital Energy Group's non-loan party subsidiaries as a reserve under the borrowing base. The credit facility provided for working capital and general corporate purposes. The credit facility provided up to $10,000,000 in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest was based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company discontinued this line of credit in 2019 upon the sale of the domestic power and electromechanical businesses. The additional credit was no longer needed due to the cash influx from the sale of the businesses, and the sold businesses were a primary source of collateral for the line of credit.

For the year ended December 31, 2020 and 2019, the Company recorded proceeds of $0 and $6.8 million, respectively, from the Company's overdraft facility in the U.K., and $0.1 million and $27.5 million respectively, from the Company's lines of credit. Those proceeds were paid back during that time and in 2019 both facilities were discontinued. The 2020 proceeds of $0.1 million were from a line of credit that was acquired as part of the Reach Construction Group, LLC acquisition. This line of credit was paid and closed in the first quarter of 2021.

On February 12, 2021, Orbital Energy Group, Inc. (the “Company”) amended and restated the convertible note payable, that was previously issued to the Company and reported on Form 8-K dated November 18, 2020. The amended and restated Note was executed February 12, 2021 with an effective date of February 8, 2021 pursuant to a certain Amendment Agreement of the same date in replacement of and substitution for the Original Note. The amendment was to remove the convertible option of the note and make the note a conventional note payable.

S-3 registration and share issuances

The Company filed a Form S-3 registration statement on July 17, 2020 containing a prospectus that was effective September 2, 2020. The filing enabled Orbital Energy Group to issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $50 million. On January 5, 2021, the Company issued 5,555,556 shares of common stock at a purchase price of $1.80 per share and $10 million in total before fees to institutional investors as a supplemental prospectus under the S-3 the Company filed in July 2020. On January 15, 2021, the Company issued 10,000,000 shares of common stock at a purchase price of $3.50 per share and $35 million in total before fees to institutional investors as a supplemental prospectus under the S-3 the Company filed in July 2020.

On February 3, 2021, the Company filed a Form S-3 shelf registration, amended on February 24, 2021, that will enable the Company to issue up to $150 million in equity or public debt. The future net proceeds from the sale of securities offered by this prospectus will be used for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products and service offerings, advance product and service offering candidates, future acquisitions, share repurchases, expand our market presence and commercialization, general capital expenditures, and for satisfaction of debt obligations. The Company will have significant discretion in the use of any net proceeds.

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

Financing activities – related party activity

During 2020 and 2019, $0 and $0.2 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED, Inc. The promissory note terms included a due date of May 15, 2020 and an interest rate of 5% per annum, with interest payable monthly and the principal due as a balloon payment at maturity. In 2019, this note was assumed by the buyer as part of the sale of the Electromechanical operations.

Recap of Liquidity and Capital Resources

The Company had a net loss of $27.4 and cash used in operating activities of $15.0 million during 2020. As of December 31, 2020, the Company's accumulated deficit is $149.7. The Company issued debt in the second half of 2020, and supplemented its liquidity by issuing $45 million of shares of stock in January 2021 along with issuing another S-3 in February 2021 that will allow the Company to issue as much as $150 million in additional shares of common or preferred stock or public debt.

The Company expects the revenues from its continuing operations, and cash on hand, including funds raised in Q1 2021 equity issuances, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations and acquisition activities in 2021.

At December 31, 2020, and 2019 the Company had cash and cash equivalents balances of $3.0 million and $23.4 million. At December 31, 2020 and 2019, the Company had $0.6 million and $1.0 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.2 million and $0.3 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2020 and 2019, the Company held $0 and $0.2 million, respectively, in Japanese foreign bank accounts, $1.2 million and $0.6 million, respectively, in European foreign bank accounts and $1.0 million and $0.2 million, respectively, in Canadian bank accounts.

The following tables present our contractual obligations as of December 31, 2020:

	Payments due by period
	Less than
(In thousands)	1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Financing lease obligations:
Minimum lease payments	$1	$—	$—	$—	$1

Operating lease obligations:
Operating lease - minimum payments	2,301	2,773	1,272	2,043	8,389

Notes payable obligations:
Notes payable maturities plus interest	13,760	5,146	47	—	18,953
Total Obligations	$16,062	$7,919	$1,319	$2,043	$27,343

As of December 31, 2020, the Company had an accumulated deficit of $149.7 million.

The Company expects the revenues from its continuing operations, and cash on hand including funds raised in Q1 2021, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its Orbital Power Services and Eclipse Foundation businesses to need cash support as the Company acquires fixed assets to grow their businesses. Orbital Gas Systems operations in Houston and the U.K. will also continue to need cash support as the businesses increase their market positions and revenue.

Off-Balance Sheet Arrangements - Obligations under Certain Guarantee Contracts

The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. As of December 31, 2020, the Company is an indemnitor on three surety bonds for a total dollar value of approximately $1.0 million. Two of the bonds were in the U.K. and one was on an Orbital Power Services job in the U.S. The U.K. jobs were for unconsolidated third parties related to two separate projects that had less than $0.1 million left to complete the jobs, for a combined bond amount of approximately $0.6 million, and were expected to be returned in early 2021 without needing to be used. The remaining U.S. bond was for a third party related to two ongoing related unit-based projects that as of December 31, 2020 had a consolidated contract value of less than $0.4 million. The bond's value, which expires in April 2022, is tied to the contract values, which are expected to increase in the future as demonstrated by the approximately $8 million of backlog related to the contracts expected to be fulfilled in the next two years. The Company does not expect any liability associated with these off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding revenue and costs by segment:

(Dollars in thousands)	For the Year Ended December 31, 2020

	Electric Power and Solar Infrastructure Services	Percent of segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of segment Revenues	Other	Percent of segment Revenues	Total	Percent of total segment Revenues
Total revenues	$21,487	100.0%	$16,927	100.0%	$—	—%	$38,414	100.0%
Cost of revenues	19,567	91.1%	11,748	69.4%	—	—%	31,315	81.5%
Gross profit	1,920	8.9%	5,179	30.6%	—	—%	7,099	18.5%
Operating expenses:
Selling, general and administrative expense	7,472	34.8%	10,812	63.9%	11,111	—%	29,395	76.5%
Depreciation and amortization	3,219	15.0%	1,489	8.8%	41	—%	4,749	12.3%
Research and development	—	0.0%	45	0.3%	—	—%	45	0.1%
Provision for bad debt	1,626	7.5%	13	0.1%	—	—%	1,639	4.3%
Other operating expenses	24	0.1%	—	—%	—	—%	24	0.1%
Total operating expenses	12,341	57.4%	12,359	73.1%	11,152	—%	35,852	93.3%
Loss from operations	$(10,421)	(48.5)%	$(7,180)	(42.5)%	$(11,152)	—%	$(28,753)	(74.8)%

(Dollars in thousands)	For the Year Ended December 31, 2019

	Electric Power and Solar Infrastructure Services	Percent of segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of segment Revenues	Other	Percent of segment Revenues	Total	Percent of total segment Revenues
Total revenues	$—	—%	$23,492	100.0%	$—	—%	$23,492	100.0%
Cost of revenues	—	—%	17,680	75.3%	—	—%	17,680	75.3%
Gross profit	—	—%	5,812	24.7%	—	—%	5,812	24.7%
Operating expenses:
Selling, general and administrative expense	—	—%	12,657	53.9%	7,406	—%	20,063	85.4%
Depreciation and amortization	—	—%	1,520	6.5%	24	—%	1,544	6.6%
Research and development	—	—%	139	0.6%	—	—%	139	0.6%
Provision for bad debt	—	—%	131	0.5%	—	—%	131	0.5%
Other operating income	—	—%	(20)	(0.1)%	—	—%	(20)	(0.1)%
Total operating expenses	—	—%	14,427	61.4%	7,430	—%	21,857	93.0%
Loss from operations	$—	—%	$(8,615)	(36.7)%	$(7,430)	—%	$(16,045)	(68.3)%

Revenue

	For the Years Ended December 31,
Revenues by Segment		Percent
(Dollars in thousands)	2020	Change	2019
Electric Power and Solar Infrastructure Services	$21,487	100.0%	$—
Integrated Energy Infrastructure Solutions and Services	16,927	(27.9)%	23,492
Total revenues	$38,414	63.5%	$23,492

2020 compared to 2019

Revenues in 2020 are attributable to continued sales and marketing efforts. Net revenues for the year ended December 31, 2020 were greater than in 2019 due to the acquisition of Orbital Solar Services and the development of the Company's Orbital Power Services business. This increase was partially offset by lower integration revenues in the Orbital Gas Systems operations during 2020. The U.K. market continues to face headwinds surrounding COVID-19, Brexit, and the impact of the political environment on investment within the sector while the U.S. markets also continue to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customer orders of approximately $30.3 million as of December 30, 2020 and zero at December 31, 2019. Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $10.1 million as of December 31, 2020, a slight increase from the December 31, 2019 backlog of $9.6 million due to timing, higher translation rates in the U.K partially offset by lower backlogs in North America.

Cost of Revenues

	For the Years Ended December 31,
Cost of Revenues by Segment		Percent
(Dollars in thousands)	2020	Change	2019
Electric Power and Solar Infrastructure Services	$19,567	100.0%	$—
Integrated Energy Infrastructure Solutions and Services	11,748	(33.6)%	17,680
Total cost of revenues	$31,315	77.1%	$17,680

2020 compared to 2019

For the year ended December 31, 2020, the cost of revenues as a percentage of revenue increased to 81.5% from 75.3% during 2019. This increase was attributable to start-up costs at the Company's Orbital Power Services group and lower margin projects during the period for Orbital Solar Services. Margins improved sequentially in each quarter in 2020. This percentage will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects including emergency response services and Orbital Solar Services solar projects, the competitive markets in which the Company competes, and foreign exchange rates. The year ended December 31, 2020 was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects to continue the improvement in 2021 that was seen in each quarter starting in the second quarter of 2020 as Orbital Power Services continues to gain efficiencies and increase revenues, companies continue to learn to cope with the COVID-19 pandemic, more people are vaccinated, and new Orbital Solar Services solar projects begin.

Selling, General and Administrative Expense

	For the Years Ended December 31,
Selling, General, and Administrative Expense by Segment		Percent
(Dollars in thousands)	2020	Change	2019
Electric Power and Solar Infrastructure Services	$7,472	100.0%	$—
Integrated Energy Infrastructure Solutions and Services	10,812	(14.6)%	12,657
Other	11,111	50.0%	7,406
Total selling, general and administrative expense	$29,395	46.5%	$20,063

Selling, General and Administrative (SG&A) expenses includes such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including Orbital Solar Services, Orbital Power Services, GasPT, VE Technology, and other new product and service introductions.

2020 compared to 2019

During the year ended December 31, 2020, SG&A increased $9.3 million compared to the year ended December 31, 2019. The increase in SG&A for 2020 compared to 2019 was due to increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to start-up costs at Orbital Power Services group which included increased payroll and insurance costs. Also contributing to the increase were increased corporate costs largely due to strategic initiatives, which included increased professional fees and costs associated with due diligence activities related to prospective acquisitions. The addition of Orbital Solar Services in the second quarter also contributed to the increase in SG&A costs. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment that implemented costs cutting measures.

SG&A decreased to 76.5% of total revenue in 2020 compared to 85.4% of total revenue during the year ended December 31, 2019 due to economies of scale on 63.5% higher consolidated revenues.

Depreciation and Amortization

	For the Years Ended December 31,
Depreciation and Amortization by Segment		Percent
(Dollars in thousands)	2020	Change	2019
Electric Power and Solar Infrastructure Services	$3,711	100.0%	$—
Integrated Energy Infrastructure Solutions and Services	1,489	(2.0)%	1,520
Other	41	(95.1)%	841
Total depreciation and amortization (1)	$5,241	122.0%	$2,361

(1) For the years ended December 31, 2020 and 2019, depreciation and amortization totals included $0 and $0.8 million, respectively that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment. For the year ended December 31, 2020, depreciation and amortization totals included $0.5 million that were classified as cost of revenues in the Consolidated Statement of Operations in the Electric Power and Solar Infrastructure Services segment.

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets.

2020 compared to 2019

Depreciation and amortization expense in the year ended December 31, 2020 was up compared to 2019 primarily due to the amortization of Orbital Solar Services acquisition intangibles and depreciation of equipment used by Orbital Power Services, which began operations in 2020. This was partially offset by the sale of the Company's domestic power and electronic components businesses in the fourth quarter of 2019. The Other segment, which includes discontinued operations in 2019, is down due to the Company's Power and Electromechanical businesses being sold in 2019, and its Canada operations, were closed and assets sold in the fourth quarter of 2020 after being held for sale since the third quarter of 2019.

Provision for Bad Debt

	For the Years Ended December 31,
Provision for Bad Debt by Segment		Percent
(Dollars in thousands)	2020	Change	2019
Electric Power and Solar Infrastructure Services	$1,626	100.0%	$—
Integrated Energy Infrastructure Solutions and Services	13	(90.1)%	131
Total provision for bad debt	$1,639	1151.1%	$131

Provision for bad debt in 2020 primarily relates to accounts receivable write-offs on Orbital Solar Services customer balances that were deemed to be uncollectible. Provision for bad debt in 2019 represented less than 1% of total revenues and related to miscellaneous receivables, which the Company had either recorded an allowance for doubtful collections of the receivable or for which the Company had determined the balance to be uncollectible.

Other Income (Expense)

	For the Years Ended December 31,
		Percent
(Dollars in thousands)	2020	Change	2019
Foreign exchange gain	$484	12.6%	$430
Interest income	293	257.3%	82
Sublet rental Income	332	937.5%	32
Loss on extinguishment of debt	(154)	(100.0)%	—
Other, net	4	(82.6)%	23
Total other income (expense)	$959	69.1%	$567

Fluctuations in Other Income (Expense) are largely due to fluctuations in foreign currency rates. Foreign currency gains and losses are primarily related to intercompany receivables/payables between Orbital Energy Group and its U.K Orbital Gas Systems subsidiary. The increase in interest income is primarily related to the note receivable the Company holds, which was received as part of the Company's sale of its electromechanical business in 2019. Increased sublet rental income is due to the subleasing of the Company's Oregon home office following the sale of the Power and electromechanical businesses. Loss on extinguishment of debt in 2020 was due to the refinancing of the Company's sale-of-revenue note payable, which had a remaining unamortized discount at the time it was refinanced that was written off as a loss on extinguishment of debt.

Investment Income

During the three months ended March 31, 2016, Orbital Energy Group's investment in Test Products International, Inc. ("TPI"), was exchanged for a note receivable from TPI of $0.4 million, which was the carrying value of the investment, earning interest at 5% per annum, through maturity. The Company recorded interest income on the note of $0 and $8 thousand for the years ended December 31, 2020 and 2019, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Any remaining finders-fee royalties balance was offset against the note receivable quarterly. The Company received full payment on the note during 2019.

On March 30, 2019, the Company converted its $0.7 million in notes receivable into preferred stock of VPS. In addition, the Company contributed $0.3 million of cash and $2.5 million of other assets, as well as $1.8 million of future expenditures recorded as liabilities by the Company, of which $1.7 million were paid in 2019. In return, the Company acquired a minority ownership stake in VPS. During the three months ended June 30, 2019, the Company recorded a $0.6 million gain based on the fair value of the non-cash assets contributed as part of the investment in VPS, which is included in discontinued operations.

Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, Orbital Energy Group, Inc. no longer has significantt influence to recognize the investment under the equity method. The investment is held at December 31, 2020 under the cost method of accounting for investments. The VPS investment basis at December 31, 2020 and December 31, 2019 was $1.1 million and $4.9 million as reflected on the consolidated balance sheets. The Company recorded a $4.8 million loss on its equity-method investment in the six months ended June 30, 2020.

The Company made an additional $0.3 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in 2020 including payments made related to the Company's transition agreement with VPS. This note was converted to equity in VPS in the third quarter of 2020 along with an additional contribution of $0.5 million and a non-cash contribution of inventory in the amount of $0.3 million.

Interest Expense

The Company incurred $1.3 million and $61 thousand of interest expense during 2020 and 2019, respectively. Interest expense is for interest on the short-term and long-term notes payable including seller-financed notes, non-recourse payable agreements, convertible note payable, insurance financing notes notes, secured promissory note, overdraft facility, and lines of credit. The Company's secured promissory note, overdraft facilities, and non-Reach Construction line of credit were paid off in 2019.

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

2020 compared to 2019

In 2020, a net tax benefit of $3.5 million, was recorded to the income tax provision from continuing operations for the year ended December 31, 2020 resulting in an effective tax rate of 10.5% compared to a $3.0 million tax benefit from continuing operations for the year ended December 31, 2019 and an effective tax rate of 17.8%. For the year ended December 31, 2020, the income tax benefit primarily represents foreign refunds received and a decrease in the USA valuation allowance as a result of the Reach Construction Group, LLC acquisition. For the year ended December 31, 2019, the income tax benefit primarily represents benefits from losses from continuing operations partially offset by foreign tax rates differing from USA tax rates and an increase in the valuation allowance. As of December 31, 2020, we have federal, state and foreign net operating loss carry forwards of approximately $60.6 million, $60.6 million, and $17.4 million, respectively, and for which the federal and state net operating loss carry-forwards will expire between 2026 and 2037.

During 2019, the Company provided for a partial valuation allowance against the Company’s Canada net deferred tax assets, which were included in assets held for sale, as it was not “more likely than not,” that the Company would realize a benefit from a portion of those assets in a future period.

Loss from Continuing Operations, net of income taxes

2020 compared to 2019

The Company had a loss from continuing operations, net of income taxes of $30.4 million for the year ended December 31, 2020 compared to a loss of $13.6 million in 2019. The increased loss from continuing operations, net of income taxes was attributable to start-up costs at the Company's Orbital Power Services group and projects with lower than normal margins during the period for Orbital Solar Services due to COVID-19- related inefficiencies as well as increased administrative costs from acquisition due diligence and the $4.8 million losses on our VPS investment.

Income from Discontinued Operations, net of income taxes

2020 compared to 2019

The Company had income from discontinued operations, net of income taxes of $2.9 million for the year ended December 31, 2020 compared to $12.5 million in 2019. The decrease is primarily due to the gain on sale of businesses for 2019 compared to less income in 2020 related to final sales at CUI-Canada and tariff refunds.

Consolidated Net Loss

2020 compared to 2019

The Company had a net loss of $27.4 million for the year ended December 31, 2020 compared to a net loss of $1.1 million for the year ended December 31, 2019. The increased consolidated net loss was attributable to start-up costs at the Company's Orbital Power Services group and projects with lower than normal margins during the period for Orbital Solar Services due to COVID-19- related inefficiencies, $4.8 million loss on our VPS investment, as well as increased administrative costs from acquisition due diligence along with a $14.1 million gain on sale of businesses in 2019 that did not recur in 2020.

Effect of Inflation and Changing Prices

The Company believes, that during fiscal years ended December 31, 2020 and 2019, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by the two principal currencies for the fiscal years ended December 31, 2020 and 2019:

		British
		Pound
	U.S. Dollar	Sterling
Fiscal year ended December 31, 2020
Revenues	69%	31%
Operating expenses	81%	19%
Fiscal year ended December 31, 2019
Revenues	40%	60%
Operating expenses	61%	39%

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments.

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company implemented an Investment Committee in 2019 to administer and operate the portfolio. At December 31, 2020, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Daniel N. Ford, CFO. See Item 10 of this Form 10-K for more information on the Company’s Investment Committee.

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

Item 8.  Financial Statements and Supplementary Data

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orbital Energy Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Orbital Energy Group, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing  separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues derived from long-term contracts are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through change orders or claims, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.

The principle considerations for our determination that revenue recognized over time is a critical audit matter is that auditing management’s estimate of the progress towards completion of its projects was complex and subjective. This is due to the considerable judgment required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is also complex and highly judgmental and can have a material effect on the amount of revenue recognized.

Our audit procedures related to the recognition of revenue over time included the following procedures, among others. We tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing completeness and accuracy of the underlying data. We tested the estimated variable consideration by evaluating the appropriate application of the most likely amount method, and tracing amounts to supporting documentation.

Valuation of Acquired Intangible Assets

As described further in Note 17 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisition of Reach Construction Group, LLC (“Reach”). The Company’s accounting for the acquisition included estimating the fair value of the acquired intangible assets, including customer relationships & backlog, trade name, and non-compete agreements. We identified the Company’s methods and assumptions used in estimating the fair value of acquired intangible assets as a critical audit matter.

The principal considerations for our determination that the Company’s methods and assumptions used in estimating the fair value of these acquired intangible assets is a critical audit matter include the significant judgment required by management when estimating the fair value of these assets. The estimation was significant primarily due to the sensitivity of the respective fair values to the underlying assumptions, including discount rates, projected revenue growth rates, and projected gross margins. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the Company’s methods and assumptions used in the estimation of the fair value of the these acquired intangible assets included the following, among others. We evaluated the reasonableness of management’s forecasted financial results by testing the forecasted revenues and gross margin by comparing forecasted amounts to actual historical results to identify material changes based on the Company’s future plans for the acquired entity, corroborating the basis for increases in forecasted revenues and gross margin, as applicable. With the assistance of a valuation specialist we assessed the methodologies and other underlying assumptions used including the application of the discount rate by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 30, 2021

Orbital Energy Group, Inc.

Consolidated Balance Sheets

As of December 31,

(In thousands, except share and per share amounts)	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$3,046	$23,351
Restricted cash - current	452	—
Trade accounts receivable, net of allowance	8,487	5,295
Inventories	1,123	1,631
Contract assets	7,860	2,309
Note receivable, current portion	44	—
Prepaid expenses and other current assets	3,786	2,215
Assets held for sale, current portion	—	6,893
Total current assets	24,798	41,694
Property and equipment, less accumulated depreciation	6,395	4,454
Investment	1,063	4,865
Right of use assets - Operating leases	7,054	5,524
Goodwill	7,006	—
Other intangible assets, net	13,697	4,298
Restricted cash	1,026	—
Note receivable	3,602	3,253
Deposits and other assets	1,404	70
Total assets	$66,045	$64,158

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$9,913	$2,904
Notes payable, current	12,246	473
Line of credit	441	—
Operating lease obligations - current portion	1,784	821
Accrued expenses	5,882	5,159
Contract liabilities	6,810	1,668
Liabilities held for sale, current portion	—	4,970
Total current liabilities	37,076	15,995

Notes payable, less current portion	5,056	—
Operating lease obligations, less current portion	5,211	4,852
Contingent consideration	720	—
Other long-term liabilities	835	194
Total liabilities	48,898	21,041

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at December 31, 2020 or December 31, 2019	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 31,029,642 shares issued and 30,676,579 shares outstanding at December 31, 2020 and 28,736,436 shares issued and 28,383,373 shares outstanding at December 31, 2019	31	29
Additional paid-in capital	171,616	170,106
Treasury stock at cost; 353,063 shares held at December 31, 2020 and December 31, 2019	(413)	(413)
Accumulated deficit	(149,681)	(122,234)
Accumulated other comprehensive loss	(4,406)	(4,371)
Total stockholders' equity	17,147	43,117
Total liabilities and stockholders' equity	$66,045	$64,158

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands, except share and per share amounts)
	2020	2019
Revenues	$38,414	$23,492
Cost of revenues	31,315	17,680
Gross profit	7,099	5,812
Operating expenses:
Selling, general and administrative expense	29,395	20,063
Depreciation and amortization	4,749	1,544
Research and development	45	139
Provision for bad debt	1,639	131
Other operating (income) expenses	24	(20)
Total operating expenses	35,852	21,857
Loss from operations	(28,753)	(16,045)
Other income	959	567
Interest expense	(1,303)	(61)
Loss from continuing operations before income taxes and net loss of affiliate	(29,097)	(15,539)
Net loss of affiliate	(4,806)	(1,043)
Loss from continuing operations before taxes	(33,903)	(16,582)
Income tax benefit	(3,546)	(2,956)
Loss from continuing operations, net of income taxes	(30,357)	(13,626)
Discontinued operations (Note 2)
Income from operations of discontinued power and electromechanical components businesses (including gain on disposal of $14 and $14,100 in 2020 and 2019)	3,653	12,908
Income tax expense	743	411
Income from discontinued operations, net of income taxes	2,910	12,497
Net loss	$(27,447)	$(1,129)

Basic and diluted weighted average number of shares outstanding	29,937,863	28,654,500
Loss from continuing operations per common share - basic and diluted	$(1.02)	$(0.48)
Earnings from discontinued operations per common share - basic and diluted	$0.10	$0.44
Loss per common share - basic and diluted	$(0.92)	$(0.04)

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31,

(In thousands)

	2020	2019
Net loss	$(27,447)	$(1,129)
Other comprehensive income (loss)
Foreign currency translation adjustment	(21)	25
Reclassification adjustment	(14)	—
Other comprehensive income (loss)	(35)	25
Comprehensive loss	$(27,482)	$(1,104)

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

(In thousands, except share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, January 1, 2019	28,552,886	$29	$169,898	—	$—	$(123,993)	$(4,396)	$41,538
Cumulative effect of accounting change	—	—	—	—	—	2,888	—	2,888
Balance, January 1, 2019, adjusted	28,552,886	29	169,898	—	—	(121,105)	(4,396)	44,426
Common stock issued for compensation, services, and royalty payments	183,550	—	208	—	—	—	—	208
Common stock purchased as treasury shares	—	—	—	(353,063)	(413)	—	—	(413)
Net loss for the year ended December 31, 2019	—	—	—	—	—	(1,129)	—	(1,129)
Other comprehensive income	—	—	—	—	—	—	25	25
Balance, December 31, 2019	28,736,436	29	170,106	(353,063)	(413)	(122,234)	(4,371)	43,117
Common stock issued with acquisition of Reach Construction Group, LLC	2,000,000	2	1,222	—	—	—	—	1,224
Common stock issued for compensation, services, and royalty payments	293,206	—	288	—	—	—	—	288
Net loss for the year ended December 31, 2020	—	—	—	—	—	(27,447)	—	(27,447)
Other comprehensive loss	—	—	—	—	—	—	(35)	(35)
Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,447)	$(1,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	820	724
Amortization of intangibles	4,421	1,637
Amortization of debt discount	75	—
Amortization of note receivable discount	(288)	(70)
Stock issued and stock to be issued for compensation, royalties and services	280	215
Non-cash loss on equity method investment in affiliate	4,806	1,043
Non-cash fair value gain on equity method investment purchase	—	(629)
Non-cash royalties, net (see Note 2 - Investment and Note Receivable)	—	5
Provision for bad debt	1,639	136
Deferred income taxes	(1,006)	(2,574)
Non-cash unrealized foreign currency gain	(310)	(422)
Impairment of goodwill and other intangible assets	—	278
Inventory reserve	(424)	79
Loss on disposal of assets	39	31
Gain on sale of businesses	(14)	(14,100)

(Increase) decrease in operating assets:
Trade accounts receivable	3,675	1,510
Inventories	3,766	(119)
Contract assets	(2,250)	(512)
Prepaid expenses and other current assets	1,614	121
Right of use assets - Operating leases	(1,151)	1,825
Deposits and other assets	(1,197)	31
Increase (decrease) in operating liabilities:
Accounts payable	(3,521)	1,708
Operating lease liabilities	929	(1,755)
Accrued expenses	(1,208)	2,189
Refund liabilities	—	(1,339)
Contract liabilities	1,720	(401)
NET CASH USED IN OPERATING ACTIVITIES	(15,032)	(11,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(2,981)	—
Purchases of property and equipment	(1,696)	(321)
Cash paid for working capital adjustment on Power group disposition	(2,804)	—
Sale of discontinued operations, net of cash	(227)	35,396
Proceeds from sale of restricted investment	—	400
Proceeds from sale of property and equipment	605	21
Purchase of other intangible assets	(11)	(353)
Purchase of convertible note receivable	(260)	—
Purchase of investment	(532)	(2,068)
Proceeds from Notes receivable	—	313
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,906)	33,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facility	—	6,842
Payments on overdraft facility	—	(8,208)
Proceeds from line of credit	100	27,483
Payments on line of credit	(109)	(28,462)
Payments on financing lease obligations	(4)	(4)
Cash payments for repurchases of common stock	—	(413)
Proceeds from notes payable	8,145	—
Payments on notes payable	(4,131)	(303)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,001	(3,065)

Effect of exchange rate changes on cash	110	44
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,827)	18,849
Cash, cash equivalents and restricted cash at beginning of year	23,351	4,502
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$4,524	$23,351

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Years Ended December 31,

(In thousands)
	2020	2019
(Income tax refunds received, net) Income taxes paid	$(1,003)	$153
Interest paid	$1,025	$315
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in Orbital Solar Services (formerly Reach Construction Group, LLC) including seller notes, equity issued and contingent consideration	$8,424	$—
Non-cash item for January 1, 2020 adoption of ASC 842 - establishment of right-of-use assets and offsetting lease obligations	$—	$7,703
Note payable, related party assumed by buyer of electromechanical business as partial consideration for purchase of business	$—	$5,304
Non-cash investment in VPS	$324	$3,839
Common stock issued and issuable for royalties payable pursuant to product agreements	$22	$30
Common stock issued and to be issued for consulting services and compensation in common stock	$266	$178
Accrued property and equipment purchases at December 31	$631	$8
Accrued investment in other intangible assets at December 31	$—	$3
Payment of insurance policy with short-term note payable, net of insurance cancellation	$2,457	$776

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Orbital Energy Group, Inc. (Orbital Energy Group, "OEG," "The Company") is a platform company composed of three segments, the Electric Power and Solar Infrastructure Services segment, the Integrated Energy Infrastructure Solutions and Services segment, and the Other segment. In 2019, the Company divested of most of its previous Power and Electromechanical segment and the remaining portion of that segment was divested in 2020.

The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains.

The Company’s Integrated Energy Infrastructure Solutions and Services segment is made up of Orbital Gas Systems Ltd. (Orbital-UK) and Orbital Gas Systems, North America, Inc. (Orbital North America), collectively referred to as ("Orbital Gas Systems"). Orbital-UK is a United Kingdom-based provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and provides a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. Orbital Gas Systems, North America, Inc. is a wholly owned subsidiary that represents the Integrated Energy Infrastructure Solutions and Services segment in the North American market. GasPT® and VE Technology® products are sold through Orbital Gas Systems.

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

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic. The Company has proactively worked to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound in 2021. Events and changes in circumstances arising after December 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Company Conditions

Orbital Solar Services has seen increasing customer opportunities including its recently announced association with the new Black Sunrise Investment fund. The fund has identified through its investors and others, several projects of scale and for which Orbital Solar Services will be awarded significant work. Orbital Power Services began operations during the first quarter of 2020 with work progressing under master service agreements with several new customers. Orbital Gas Systems, Ltd. continues to face issues surrounding COVID-19, Brexit and the overall economy in the United Kingdom. Orbital Gas Systems, North America, Inc. has experienced a significant delay in customer projects and orders related to COVID-19 and the impact of pricing pressure on oil and gas industry customers.

The Company had net loss of $27.4 million and cash used in operating activities of $15.0 million during the year ended December 31, 2020. As of December 31, 2020, our accumulated deficit is $149.7 million and we had negative working capital of $12.3 million.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In the three months ended June 30, 2020, the Company received loans under the CARES Act Paycheck Protection Program of approximately $1.9 million which further assisted the Company as it continued to operate in 2020. In addition, the Company has secured short term funding and in January 2021, the Company raised $45 million before fees in two separate stock issuances. In February 2021, the Company filed a Form S-3 registration statement allowing the Company to issue various types of securities including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

The Company’s available capital may be consumed faster than anticipated due to other events, including the length and severity of the global novel coronavirus disease pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. The Company may seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, but given the impact of COVID-19 on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbital Energy Group, Inc. and its wholly owned subsidiaries Orbital Gas Systems, Ltd., Orbital Gas Systems, North America, Inc., Orbital Power Services and Orbital Solar Services, and Eclipse Foundation Group hereafter referred to as the ‘‘Company.’’ Additional wholly owned subsidiaries, CUI Holdings Inc. (formerly CUI, Inc.), CUI Japan, CUI-Canada, and CUI Properties, LLC are included in these financial statements as discontinued operations. The primary assets and liabilities of CUI Holdings Inc. were sold or settled during 2019 and CUI Japan, and CUI-Canada were sold or settled in 2020. CUI Properties is a dormant administrative entity. Significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations and Sales of Businesses

As part of the Company’s stated strategy to transform Orbital Energy Group into a diversified energy infrastructure services platform serving North American and U.K. energy customers, the Company’s board of directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019 for combined cash proceeds of $35.4 million and combined gain on sale of $14.1 million. In 2020, the assets and liabilities of the Company's CUI-Canada and CUI Japan subsidiaries were sold as well.

Pursuant to the terms of the asset sale agreement with Back Porch International, Inc., the Seller and Parent agreed to sell and assign to the management-led group, Back Porch International, Inc., the rights and obligations of Seller and Parent to the assets constituting the non-power supply electromechanical components product group of Seller and Parent effective the close of business September 30, 2019 for $15 million (the "Purchase Consideration"). The Purchase Consideration consisted of approximately $4.7 million in cash at closing, assumption of debt of the CUI Parent in the approximate amount of $5.3 million, and a 5-year note with the timing of payments based upon a multiple of EBITDA of the Business above $3.5 million, guaranteed to be a total of $5 million (fair value of $3.5 million at December 31, 2020 including $44 thousand classified as current). In addition to the assets purchased, the Buyer shall assume and agree to pay, perform and discharge certain liabilities agreed to by the Buyer and Seller ("Assumed Liabilities") including scheduled accounts payable and vendor purchase orders at the closing of the disposition, with the Sellers generally remaining obligated for remaining pre-closing liabilities other than the assumed liabilities (the “Excluded Liabilities”). In 2020, the Company sold its CUI-Japan subsidiary to Back Porch International, Inc. for an additional note receivable of $0.1 million classified as long term at December 31, 2020.

Pursuant to the terms of the asset sale agreement with Bel Fuse Inc., in 2019, the Seller and Parent, excluding CUI-Canada and CUI Japan, agreed to sell and assign to Bel Fuse Inc., the rights and obligations of Seller and Parent to the assets constituting the majority of its power supply business of Seller and Parent, excluding CUI-Canada and CUI Japan, effective upon close of the transaction for $32 million subject to closing working capital adjustments (the "Purchase Consideration"). In addition to the assets purchased, the Buyer assumed and agreed to pay, perform and discharge certain liabilities agreed to by the Buyer and Seller ("Assumed Liabilities") including scheduled accounts payable and vendor purchase orders at the closing of the disposition, with the Sellers generally remaining obligated for remaining pre-closing liabilities other than the assumed liabilities (the “Excluded Liabilities”).

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Balance sheet items for the discontinued businesses, from the former Power and Electromechanical segment were reclassified to assets held for sale within current assets and liabilities held for sale within current liabilities in the Consolidated Balance Sheets as of December 31, 2019. Cash flows from these discontinued businesses are included in the consolidated cash flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations.

The former Power and Electromechanical segment consists of the wholly owned subsidiaries: CUI Holding, Inc. (CUI, Inc.), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity that previously held the corporate building, CUI Properties. All three operating subsidiaries are providers of power and electromechanical components for Original Equipment Manufacturers (OEMs). Remaining goodwill at CUI-Canada and CUI Japan was written down to $0 in 2019 as well as the remaining $92 thousand of customer relationship intangible at CUI-Canada.

The Power and Electromechanical segment aggregated its product offerings into two categories: power solutions - including external and embedded ac-dc power supplies, dc-dc converters and basic digital point of load modules and offering a technology architecture that addressed power and related accessories; and components - including connectors, speakers, buzzers, and industrial control solutions including encoders and sensors. These offerings provided a technology architecture that addressed power and related accessories to industries as broadly ranging as telecommunications, consumer electronics, medical and defense.

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from Discontinued Operations to the After-Tax Income from Discontinued Operations That Are Presented in the Statement of Operations

(In thousands)

	For the Year
	Ended December 31,

Major classes of line items constituting pretax profit (loss) of discontinued operations	2020	2019

Revenues	$16,351	$56,476
Cost of revenues	(11,889)	(37,086)
Selling, general and administrative expense	(852)	(19,384)
Depreciation and amortization	—	(300)
Research and development	—	(854)
Provision for bad debt	—	(5)
Impairment of goodwill and intangible assets	—	(278)
Interest expense	—	(277)
Other expense	(74)	(113)
Pretax profit (loss) of discontinued operations related to major classes of pretax profit (loss)	3,536	(1,821)
Pretax gain on sale of certain power and electromechanical businesses	117	14,100
Pretax gain on assets contributed as part of the purchase of investment in VPS	—	629
Total pretax income on discontinued operations	3,653	12,908
Income tax expense	743	411

Total income from discontinued operations	$2,910	$12,497

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	As of December 31,	As of December 31,
(In thousands)	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivables	$—	$1,740
Inventories	—	3,254
Prepaid expenses and other current assets	—	140
Property and equipment	—	273
Right of use assets - Operating leases	—	391
Other intangible assets	—	352
Deferred tax asset	—	663
Deposits and other assets	—	80
Total assets of the disposal group classified as held for sale	$—	$6,893

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$—	$618
Operating lease obligations - current portion	—	410
Accrued expenses	—	3,935
Operating lease obligations, less current portion	—	7
Total liabilities	$—	$4,970

Net cash provided by operating activities of discontinued operations for 2020 and 2019 was $4.2 million and $2.7 million, respectively.

Net cash provided by (used in) investing activities of discontinued operations for 2020 and 2019 was $0.2 million and ($0.5) million, respectively.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, investment, note receivable, accounts receivable, contract assets, prepaid expense and other assets, accounts payable, accrued liabilities, contract liabilities, and other liabilities reflected in the accompanying consolidated balance sheet approximate fair value at December 31, 2020 and 2019 due to the relatively short-term nature of these instruments. Notes payable approximate fair value based on current market conditions, including the Company's convertible note payable, for which the company elected the fair value option. The fair value option was chosen for the convertible debt. The Company determined that the fair value of the convertible note payable approximated its carrying value due to it being originated in November 2020 and the credit market not changing significantly between the date of origination and December 31, 2020.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2020 and 2019, the Company had $0.6 million and $1.0 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.2 million and $0.3 million, respectively, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and the Canada Deposit Insurance Corporation (CDIC). At December 31, 2020 and 2019, the Company held $0 and $0.2 million, respectively, in Japanese foreign bank accounts, $1.2 million and $0.6 million, respectively, in European foreign bank accounts and $1.0 million and $0.2 million, respectively, in Canadian bank accounts. In addition to the Company's unrestricted cash and cash equivalents at December 31, 2020 and 2019, the Company has $0.5 million and $0 of current restricted cash and $1.0 million and $0, respectively, of long-term restricted cash on its balance sheet related to contract guarantees. Restricted cash is combined with other cash and cash equivalents in reconciling the change in cash on the Company's Consolidated Statements of Cash Flows.

(In thousands)	As of December 31,
	2020	2019
Cash and cash equivalents at beginning of year	$23,351	$3,979
Restricted cash at beginning of year	—	523
Cash, cash equivalents and restricted cash at beginning of year	$23,351	$4,502

Cash and cash equivalents at end of year	$3,046	$23,351
Restricted cash at end of year	1,478	—
Cash, cash equivalents and restricted cash at end of year	$4,524	$23,351

Investments and Notes Receivable

The Company obtained a note receivable in 2019 from Back Porch International as part of the divestiture of the Company's electromechanical components business. The note has a stated value of $5 million, and is presented on the balance sheet at its present value of $3.5 million including $44 thousand of current maturities. The Company obtained a second note receivable in 2020 from Back Porch International for $0.1 million as payment for the Company's CUI Japan subsidiary.

Test Products International, Inc. ("TPI") is a provider of handheld test and measurement equipment. The Company had a note receivable with TPI, which originated in 2016 earning interest at 5% per annum with an original value of $0.4 million and which was due June 30, 2019. The Company recorded interest income on the note of $0 and $8 thousand for the years ended December 31, 2020 and 2019, respectively. The interest receivable was settled on a quarterly basis via a non-cash offset against the finders-fee royalties earned by TPI on GasPT sales. Finders-fee royalties of $14 thousand and $36 thousand were earned by TPI in the years ended December 31, 2020 and 2019, respectively, and $0 and $13 thousand, respectively for those years, were offset against the note receivable on a quarterly basis. This note receivable was fully collected in 2019.

During 2018, the Company made two strategic investments in convertible notes receivable with Virtual Power Systems ("VPS") for a total of $655 thousand. CUI Holdings, Inc. was the exclusive third-party design and development provider of VPS's ICE (Intelligent Control of Energy) products. These notes were converted to VPS stock in 2019. The Company made an additional purchase of a convertible note receivable for $200 thousand from VPS in the three months ended March 31, 2020, which was increased to $260 thousand in the second quarter of 2020 via payments made to VPS and accrued interest recorded by the Company as part of the transition agreement between the Company and VPS. VPS chose to convert the note receivable to equity in the third quarter of 2020. In addition, the Company made additional cash investments of $0.5 million and a $0.3 million non-cash inventory investment in VPS in 2020.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from product sales including present amounts due to contracts accounted for under cost-to-cost method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $1.2 million and $47 thousand at December 31, 2020 and 2019, respectively, is considered adequate. The reserve in both periods considers aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. The Company grants credit to its customers, with standard terms of Net 30 days. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. The increase to the allowance account and write-offs in 2020 were primarily related to the recently acquired Orbital Solar Services business.

Activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows:

(In thousands)	For the Years ended December 31,
	2020	2019
Allowance for doubtful accounts, beginning of year	$47	$17
Charge to costs and expenses	1,639	131
Write-offs	(459)	(101)

Allowance for doubtful accounts, end of year	$1,227	$47

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2020, and 2019, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Manufactured inventory includes material, labor and overhead. Inventory by category consists of:

(In thousands)	As of December 31,
	2020	2019
Finished goods	$255	$434
Raw materials	217	244
Work-in-process	651	953
Total inventories	$1,123	$1,631

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

Leasehold improvements are recorded at cost and are depreciated over the lesser of the lease term or estimated useful life.

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

Other than on goodwill, no impairments were recognized on long-lived assets in 2020 or 2019. In 2019, the Company performed an undiscounted cash flows impairment analysis as prescribed under ASC 360 Property, Plant and Equipment on its long-lived fixed assets and its finite lived intangible assets at Orbital-UK due to an indication that the overall carrying value of the operating unit was not recoverable. Based upon that analysis, no impairment was identified for those assets.

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

 The following are the estimated useful lives for the intangible assets:

	Estimated
	Useful
	Life (in years)
Finite-lived intangible assets
Order backlog	2
Trade name - Orbital UK	10
Trade name - Reach Construction Group	1
Customer list - Orbital UK	10
Customer relationships - Reach Construction Group, LLC	5
Non-compete agreements - Reach Construction Group, LLC	5
Technology rights	20	(1)
Technology-Based Asset - Know How	12
Technology-Based Asset - Software	10
Software, at cost	3 to 5

(1)	Technology rights are amortized over a 20-year life or the term of the rights agreement.

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

Upon acquisition of Reach Construction Group, LLC, the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets. Factors that contributed to the Company's goodwill are Reach Construction's skilled workforce and reputation within its industry. The Company also expected to achieve future synergies between Reach Construction and Orbital Power Services business. These synergies were expected to be achieved in the form of power line work necessary when bringing new solar power systems online. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. To complete the qualitative review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. During management's review of goodwill as of December 31, 2020, the Company determined that there were not indicators present to suggest that it was more likely than not that the fair value of the Orbital Solar Services reporting unit was less than its carrying amount and thus no impairment was necessary.

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

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At December 31, 2020 and December 31, 2019, accrued expenses of $5.9 million and $5.2 million, respectively, included $1.8 million and $1.1 million, respectively, of accrued compensation and $0.1 million and $0.2 million, respectively, of accrued inventory payable. In addition, at December 31, 2019, accrued expenses included a $2.8 million working capital adjustment on the sale of the domestic power business to Bel Fuse Inc that was paid out in January 2020.

Derivative Liabilities

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The Company has limited involvement with derivative instruments and does not trade them. The Company did not own any derivative instruments in 2019 or 2020.

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

Stock bonuses issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the service period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes or binomial option pricing model. The underlying assumptions in the Black-Scholes and binomial option pricing models used by the Company are taken from publicly available sources including: (1) volatility and grant date stock price, which are sourced from historic stock price information; (2) the appropriate discount rates are sourced from the United States Federal Reserve; and (3) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for Orbital Energy Group that best reflect the expected volatility for determining the fair value of its stock options.

See Note 10 Stockholders' Equity for additional disclosure and discussion of the employee stock plan and activity.

Common stock and stock options are also recorded on the basis of their fair value, as required by FASB ASC 718, which is measured as of the date required by FASB ASC 718. In accordance with FASB ASC 718, the stock options or common stock warrants are valued using the Black-Scholes or binomial option pricing model on the basis of the market price of the underlying common stock on the ‘‘valuation date,’’ which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the performance completion date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed based off an estimate of the fair value of the stock award as valued under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock issued to other than employees or directors subject to performance (performance based awards) require interpretation when the counterparty’s performance is complete based on delivery, or other relevant performance criteria in accordance with the relevant agreement. When performance is complete, the common stock is issued and the expense recorded on the basis of their value as required by FASB ASC 718 on the date the performance requirement is achieved.

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. Orbital Power Services, Orbital Solar Services, Orbital Gas Systems, North America, Inc., and Orbital Energy Group made total employer contributions, net of forfeitures, of $0.4 million and $0.2 million for 2020 and 2019, respectively. In addition, in 2020 and 2019, the Company made contributions of $0 million and $0.3 million, respectively, associated with discontinued operations.

Revenue Recognition

On January 1, 2018, we adopted the accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. For the majority of contracts, revenue is measured over time using the cost-to-cost method. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

The Electric Power and Solar Infrastructure Services segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

The Integrated Energy Infrastructure Solutions and Services segment subsidiaries, collectively referred to as Orbital Gas Systems, generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries, among others.

Orbital Gas Systems accounts for a majority of its contract revenue proportionately over time. For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

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

The timing of revenue recognition for Integrated Energy Infrastructure products also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts where the Company's performance creates or enhances an asset that  the customer controls as the asset is created or enhanced or for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer controlled asset, we recognize revenue at the point in time when control is transferred to the customer, generally when shipped.

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

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Product-type contracts (for example, sale of GasPT units) for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from extended warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period. Extended warranties are not a material portion of the Company's revenue.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are retainage receivables and amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.

Contract liabilities from our construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts and provision for future contract losses for those contracts estimated to close in a gross loss position. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue.

Balances and activity in the current contract liabilities as of and for the years ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31,
	2020	2019
Total contract liabilities - January 1	$1,860	$2,085
Contract liability additions acquired - Reach Construction	3,349	—
Contract additions, net	3,470	1,763
Revenue recognized	(1,763)	(2,016)
Translation	80	28
Total contract liabilities - December 31	$6,996	$1,860

	As of December 31,
	2020	2019
Current contract liabilities	$6,810	$1,668
Long-term contract liabilities (1)	186	192
Total contract liabilities	$6,996	$1,860

(1) Long-term contract liabilities are included in Other long-term liabilities on the Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2020, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time.

Revenue from goods and services transferred to customers at a single point in time accounted for the years ended December 31, 2020 and 2019 were 16% and 29%, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes ownership of the product. Determination of control transfer is typically determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances in our Integrated Energy Infrastructure Solutions and Services segment, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the case that the Company misses a timing target, or fails to meet any other contract benchmarks, the Company accounts for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration only when the Company estimates that they will be a factor in the performance of the contract and are not common.

Significant Judgments

Our contracts with certain customers may be subject to contract cancellation clauses. Contracts with other cancellation provisions may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations and whether a contract should be accounted for over time or on a completed contract basis. Revenue is recognized for certain projects over time using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

The following table presents our revenues disaggregated by timing of revenue recognition:

(In thousands)	For the Year Ended December 31, 2020
	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total
Revenues recognized at point in time	$—	$6,173	$6,173
Revenues recognized over time	21,487	10,754	32,241
Total revenues	$21,487	$16,927	$38,414

(In thousands)	For the Year Ended December 31, 2019
	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total
Revenues recognized at point in time	$—	$6,800	$6,800
Revenues recognized over time	—	16,692	16,692
Total revenues	$—	$23,492	$23,492

The following table presents our revenues disaggregated by region:

(In thousands)	For the Year Ended December 31, 2020
	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total
North America	$21,487	$6,026	$27,513
Europe	—	10,733	10,733
Other	—	168	168
Total revenues	$21,487	$16,927	$38,414

(In thousands)	For the Year Ended December 31, 2019
	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total
North America	$—	$9,654	$9,654
Europe	—	13,733	13,733
Other	—	105	105
Total revenues	$—	$23,492	$23,492

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended December 31, 2020 and 2019 were $0.2 million and $0.4 million, respectively.

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

Valuation allowances have been established against all domestic based deferred tax assets and U.K. based deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. In future periods, tax benefits and related domestic and U.K. deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. In addition, the Company has provided for a partial valuation allowance in Canada. The Company has not provided for valuation allowances on deferred tax assets in any other jurisdiction.

The Company recognizes interest and penalties, if any, related to its tax positions in income tax expense.

Orbital Energy Group files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. After the sale of CUI Japan and the final disposition of CUI-Canada assets and liabilities, the Company will only be required to file returns in the U.S. and the United Kingdom. As of December 31, 2020, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to USA examination for years prior to 2017.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2020 and 2019, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for each of the two years were excluded from the calculation of diluted net loss per share. Accordingly, diluted net loss per share is the same as basic net loss per share for 2020 and 2019. The weighted average shares outstanding included 413 and 37,312 of shares that are considered outstanding but unissued as of December 31, 2020 and 2019, respectively, for shares to be issued in accordance with a royalty agreement pertaining to sales of the GasPT devices.

The following table summarizes the number of stock options outstanding:

	As of December 31,
	2020	2019
Options, outstanding	790,648	849,635

Any common shares issued as a result of stock options would come from newly issued common shares as granted under our equity incentive plans.

The following is the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except dollars per share)	2020	2019
Continuing operations:
Loss from continuing operations, net of income taxes	$(30,357)	$(13,626)
Discontinued operations:
Income from discontinued operations, net of income taxes	2,910	12,497
Net loss	$(27,447)	$(1,129)

Basic and diluted weighted average number of shares outstanding	29,937,863	28,654,500

Loss from continuing operations per common share - basic and diluted	$(1.02)	$(0.48)
Earnings from discontinued operations - basic and diluted	0.10	0.44
Loss per common share - basic and diluted	$(0.92)	$(0.04)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2020 and 2019 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of short-term intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified three operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Electric Power and Solar Infrastructure Services, Integrated Energy Infrastructure Solutions and Services, and Other. The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains. The Integrated Energy Infrastructure Solutions and Services segment is focused on the operations of Orbital Gas Systems Ltd. in the UK and Orbital Gas Systems, North America, Inc. which includes gas related test and measurement systems, including the GasPT. The Other segment represents the remaining activities that are not included as part of the other reportable segments and represent primarily corporate activity. In 2019, the Company sold its domestic power and electromechanical businesses and reclassified the income of the former Power and Electromechanical segment to income from discontinued operations. The Company sold the remaining portions of the Power and Electromechanical segment in 2020.

The following information represents segment activity as of and for the year ended December 31, 2020:

(In thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$21,487	$16,927	$—	$38,414
Depreciation and amortization (1)	3,711	1,489	41	5,241
Interest expense	350	5	948	1,303
Loss from operations	(10,421)	(7,180)	(11,152)	(28,753)
Segment assets	35,825	17,094	13,126	66,045
Other intangibles assets, net	10,550	3,144	3	13,697
Goodwill	7,006	—	—	7,006
Expenditures for segment assets (2)	1,584	29	94	1,707

The following information represents segment activity as of and for the year ended December 31, 2019:

(In thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$—	$23,492	$—	$23,492
Depreciation and amortization (1)	—	1,520	841	2,361
Interest expense	—	52	9	61
Loss from operations	—	(8,615)	(7,430)	(16,045)
Segment assets	—	21,461	42,697	64,158
Other intangibles assets, net	—	4,276	22	4,298
Expenditures for segment assets (2)	—	135	539	674

(1)

For the years ended December 31, 2020 and 2019, depreciation and amortization totals included $0 and $0.8 million, respectively that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment. For the year ended December 31, 2020, depreciation and amortization totals included $0.5 million that were classified as cost of revenues in the Consolidated Statement of Operations in the Electric Power and Solar Infrastructure Services segment.

(2)	Includes purchases of property, plant and equipment and investment in other intangible assets.

The following information represents revenue by country:

	For the Years Ended December 31,
(In thousands)	2020		2019
USA	$27,265	71%	$9,654	41%
United Kingdom	9,306	24%	13,391	57%
All Others	1,843	5%	447	2%
Total	$38,414	100%	$23,492	100%

The following information represents long-lived assets (excluding deferred tax assets) by country:

	As of December 31,
(In thousands)	2020	2019
USA	$33,647	$13,664
United Kingdom	7,501	8,800
	$41,148	$22,464

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

(In thousands)	As of December 31, 2020
Receivables - Third Party, including retainage receivable	$9,740
Allowance for credit losses	(1,227)
Receivables - Third Party, net including retainage receivable	$8,513

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. Effective with the Company’s acquisition of Reach Construction Group, LLC on April 1, 2020, the Company has a line of credit that has its interest rate referenced to LIBOR. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements, but currently does not expect there to be a material effect on its financial statements due to the Company’s limited exposure and because the Company closed the line of credit in the first quarter of 2021.

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

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and derivative instruments as of December 31, 2020 and December 31, 2019, respectively, was as follows:

(In thousands)
December 31, 2020	Level 1	Level 2	Level 3	Total
Convertible Note payable	$—	$—	$1,955	$1,955
Contingent Consideration	—	—	720	720
Total liabilities	$—	$—	$2,675	$2,675

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$17	$—	$—	$17
Total assets	$17	$—	$—	$17

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Convertible Note Payable
Balance at December 31, 2019	$—
Carrying value of convertible note payable at inception	1,880
Amortization of debt discount	45
Accrued and compounded interest expense	30
Fair value adjustment	—
Balance at December 31, 2020	$1,955

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Contingent Consideration
Balance at December 31, 2019	$—
Contingent consideration valued at acquisition of Reach Construction Group, LLC	720
Fair Value adjustment	—
Balance at December 31, 2020	$720

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Convertible Note
Receivable
Balance at December 31, 2019	$—
Purchase of convertible note receivable	200
Accrued interest	2
Increase for transition services provided	58
Conversion to investment in common stock of VPS	(260)
Balance at December 31, 2020	$—

There were no transfers between Level 3 and Level 2 in 2020 as determined at the end of the reporting period.

The fair values of the reporting units subject to the Company’s quantitative impairment analysis were determined utilizing a blend of a market and an income approach to determine the estimated fair values of the reporting units, as discussed in Note 2. The fair value measurements and models were classified as non-recurring Level 3 measurements.

The convertible notes receivable balance was with Virtual Power Systems ("VPS") and considered a restricted security. The fair value measurement of a restricted security includes consideration of whether the restriction would be factored in by market participants in pricing the asset. The fair value of a restricted security could be based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of the restriction. The adjustment would reflect the amount market participants would demand because of the risk relating to the inability to access a public market for the security for the specified period. The Company concluded based on the history of VPS having raised substantial funds under its bridge loan/purchase agreement prior to and subsequent to OEG's investments, that the value of the notes had neither increased significantly or decreased significantly.

Investment in VPS

As of December 31, 2020, the Company had a minority interest in Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. The VPS investment basis at December 31, 2020 and December 31, 2019 was $1.1 million and $4.9 million as reflected on the consolidated balance sheets. The Company recorded a $4.8 million loss on its equity-method investment in 2020. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has significant influence to recognize the investment under the equity method. The investment is recorded starting as of September 30, 2020 under the cost method of accounting for investments. During 2019, the Company recorded a $1.0 million loss on its equity method investment in VPS. The $4.8 million loss during 2020 included a $3.5 million impairment that was recorded due to identified other than temporary impairment on the value of the investment.

The Company made a purchase of a convertible note receivable for $0.2 million from VPS in the three months ended March 31, 2020, which was increased to $0.3 million in the second quarter of 2020 via payments made to VPS and accrued interest recorded by the Company as part of the transition agreement between the Company and VPS. VPS chose to convert the note receivable to equity in the third quarter of 2020. In addition, the Company made additional cash investments of $0.5 million and a $0.3 million non-cash inventory investment in VPS in 2020.

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations is summarized as follows:

	At December 31,
(In thousands)	2020	2019
Land	$409	$395
Buildings	4,262	4,117
Leasehold improvements	111	109
Equipment	3,771	1,274
Property and equipment, gross	8,553	5,895
Less accumulated depreciation	(2,158)	(1,441)
Property and equipment, net	$6,395	$4,454

Depreciation expense from continuing operations for the years ended December 31, 2020 and 2019 was $0.8 million and $0.3 million, respectively. For the year ended December 31, 2020, depreciation totals included $0.5 million that were classified as cost of revenues in the Consolidated Statement of Operations in the Power and Solar Infrastructure Services segment.

During the year ended December 31, 2020, the Company's continuing operations disposed of $0.3 million of property and equipment including a $93 thousand trade in with a total accumulated depreciation at disposal of $0.2 million and a loss of $25 thousand.

During the year ended December 31, 2019, the Company's continuing operations disposed of $0.2 million of property and equipment with an accumulated depreciation at disposal of $0.2 million.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance requires the Company to perform an annual impairment test of our goodwill or at an interim period if there is an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We would be required to recognize an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value up to but not to exceed the amount of the goodwill. Based on management's evaluation, there were no such circumstances at December 31, 2020 that would require us to perform an interim goodwill impairment test. Upon acquisition of Reach Construction Group, LLC, the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets included in the table below. Factors that contributed to the Company's goodwill are Reach Construction's skilled workforce and reputation within its industry. The Company also expects to achieve future synergies between Reach Construction and Orbital Power Services business. These synergies are expected to be achieved in the form of power line work necessary when bringing new solar power systems online. There was zero goodwill at December 31, 2019.

Other intangible assets

At December 31, 2020 and 2019, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

Finite-lived intangible assets (In thousands)		(In years)	December 31, 2020			December 31, 2019
Integrated Energy Infrastructure Solutions and Services Segment	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Order backlog	2	—	$3,041	$(3,041)	$—	$2,938	$(2,938)	$—
Trade name - Orbital-UK	10	2.25	1,635	(1,267)	368	1,579	(1,066)	513
Customer list - Orbital-UK	10	2.25	6,358	(4,927)	1,431	6,142	(4,146)	1,996
Technology rights	20	2.55	341	(254)	87	330	(213)	117
Technology-Based Asset - Know How	12	4.25	2,576	(1,663)	913	2,488	(1,399)	1,089
Technology-Based Asset - Software	10	2.25	558	(433)	125	539	(364)	175
Computer software	3 to 5	2.01	751	(530)	221	717	(331)	386
Total Integrated Energy Infrastructure Solutions and Services Segment			15,260	(12,115)	3,145	14,733	(10,457)	4,276

Electric Power and Solar Infrastructure Services Segment
Customer Relationships	5	4.25	8,647	(1,297)	7,350	—	—	—
Trade name - Reach Construction Group	1	0.25	1,878	(1,409)	469	—	—	—
Non-compete agreements	5	4.25	3,212	(482)	2,730	—	—	—
Total Electric Power and Solar Infrastructure Services Segment			13,737	(3,188)	10,549	—	—	—

Other category
Computer software	3 to 5	0.98	713	(710)	3	720	(698)	22
Product certifications	3	—	36	(36)	—	36	(36)	—
Total Other category			749	(746)	3	756	(734)	22

Total identifiable other intangible assets			$29,746	$(16,049)	$13,697	$15,489	$(11,191)	$4,298

* All intangibles are reviewed annually for impairment, or sooner if circumstances change.

Intangible asset amortization by category was as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019

Trademarks and trade name	$1,562	$153
Customer lists/relationships	1,895	595
Technology rights	33	32
Technology-based assets	254	253
Computer software	195	204
Noncompete agreements	482	—
Intangibles held by discontinued operations	—	400
Total amortization	$4,421	$1,637

Estimated future amortization by category of finite-lived intangible assets at December 31, 2020 was as follows:

	For the Years Ended December 31,
						2026 and
(In thousands)	2021	2022	2023	2024	2025	thereafter	Totals
Trademarks and trade name	$633	$163	$41	$—	$—	$—	$837
Customer lists/relationships	2,365	2,366	1,888	1,730	432	—	8,781
Technology rights	34	34	19	—	—	—	87
Technology-based assets	270	270	229	215	54	—	1,038
Computer software	120	77	27	—	—	—	224
Non-compete agreements	643	642	642	642	161	—	2,730
Total amortization	$4,065	$3,552	$2,846	$2,587	$647	$—	$13,697

Management reviews other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2020, management has evaluated the remaining finite-lived and indefinite-lived intangible assets and believes no impairment exists.

The following table reflects the carrying amount of goodwill as of December 31, 2020 and 2019, and the 2020 activity. There was no goodwill included in the consolidated balance sheet at December 31, 2019.

(In thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Balance, December 31, 2019	$—	$—	$—	$—
Acquisition of Reach Construction Group, LLC	7,006	—	—	7,006
Balance, December 31, 2020	$7,006	$—	$—	$7,006

See Note 2 Summary of Significant Accounting Policies - Indefinite-Lived Intangibles and Goodwill Assets for information on the 2019 impairments to goodwill included in discontinued operations.

6.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign currency exchange rate exposures.

At December 31, 2020 and 2019, the Company had no derivative instruments designated as effective hedges.

From time to time, to minimize risk associated with foreign currency exposures on receivables for sales denominated in foreign currencies, the Company enters into various foreign currency forward exchange contracts, which are intended to minimize the currency exchange rate exposure from expected future cash flows. The forward currency contracts have maturity dates of up to one year at the date of inception. At December 31, 2020 and 2019, no foreign currency forward exchange contracts were outstanding.

7.          NOTES PAYABLE

Notes payable is summarized as follows:

	As of December 31,
(In thousands)	2020	2019
Note payable - financing notes (1) (2)	$1,163	$473
Pay-check protection loans (3)	1,924	—
Seller financed notes payable - Reach Construction acquisition (4)	6,480	—
Vehicle and equipment loans (5)	195	—
Non-recourse payable agreements(6)	2,085	—
Convertible note payable (7)	1,955	—
Conditional settlement note payable agreement (8)	3,500	—
Less short term notes and current maturities of long term notes payable	(12,246)	(473)
Notes payable, less current portion	$5,056	$—

(1)	Note payable with an original balance of $1.4 million to First Insurance Funding was executed in July 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. The note has an annual percentage rate of 3.35% with nine monthly payments of approximately $159 thousand and will be paid off by April 1, 2021. The Company had a $465 thousand balance from a previous note payable with First Insurance Funding originated in February 2020 for $0.9 million that was cancelled in July 2020 when the related insurance policy was cancelled and rolled into a new policy. The Company financed two additional insurance policies in the fourth quarter of 2020 for $0.1 million and $0.4 million, respectively. The smaller of which will mature in April 2021 and the other of which will mature in September 2021, and for which had annual interest rates of 3.35% and 4.35%, respectively.
(2)

Two notes payable for $358 thousand and $374 thousand to First Insurance Funding were executed in July and November 2019 by Orbital Energy Group for the purpose of financing a portion of the Company's insurance coverage. Note 1 had an annual percentage rate of 4.83% with eight monthly payments of approximately $46 thousand and had a maturity date of March 1, 2020 and Note 2 had an annual percentage rate of 4.85% with ten monthly payments of approximately $38 thousand and had a maturity date of September 1, 2020.

(3)	On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met. The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020. The Bank of America notes mature two years from funding date of the notes and the Dogwood State Bank note matures two years from the note date. Each of the notes bear interest at a fixed rate of 1.0% per annum with payments deferred for the first ten months. The Loans may be prepaid at any time prior to maturity with no prepayment penalties.
(4)	Includes two seller financed notes payable, one for $5 million and the second for $1.5 million due 18-months and 36-months from the April 1, 2020 acquisition date, with an interest rate of 6% per annum.
(5)	Includes vehicle and equipment loans with interest rates ranging from 0.9% to 8.99%.
(6)	On September 1st and 2nd, 2020, the Company entered into non-recourse agreements for the sale of future receipts to C6 Capital. The Company received net cash proceeds of $1.9 million for the future receipts of revenues in the amount of approximately $2.5 million. The Company recorded a liability of approximately $2.5 million and a debt discount of approximately $0.5 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount was amortized to interest expense over the life of the agreement. Under the terms of the agreement, the Company was required to make minimum weekly payments in the aggregate of $155 thousand, which included a portion related to the discount amortization that was recorded as interest expense. The note had no stated interest rate and the effective interest rate used to amortize the discount was approximately 158%. These notes were refinanced in November 2020 and a loss on extinguishment of debt was recorded for $154 thousand related to the unamortized discount at the time of payoff. To refinance the original future revenues payable note and to provide the Company with additional capital, the Company took out two additional non-recourse agreements with C6 Capital for the sale of future revenues in the total amount of $3.5 million. These agreements had no stated interest rate and the original issue discount including upfront fees are being amortized using an effective interest rate of approximately 117%. After combined weekly payments of approximately $54 thousand for the first four weeks, the combined payments increased to approximately $116 thousand until June 2021. As of December 31, 2020, the future payments for these financing agreements was approximately $2.7 million ($2.1 million net of discount). See table on following page.
(7)	On November 13, 2020, the Company completed a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue to the Investor an unsecured convertible instrument in the principal amount of $2.2 million (the “Convertible Security” or “Note”) to purchase shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) against the payment of the applicable consideration therefore. Upon the closing on November 13, 2020, the Company received gross proceeds of $2.2 million before fees and other expenses associated with the transaction, including but not limited to, a $0.2 million original issue discount payable to the Investor. The net proceeds received by the Company will be used primarily for working capital, debt repayment and general corporate purposes. The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of ten percent (10%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid. The creditor may request payment of up to $250 thousand per month beginning 6 month after initial issuance. Original issue discount is amortized over the expected life of the investment at an effective interest rate of approximately 29%. The Company elected the fair value option for this note and as a result did not bifurcate any potential embedded derivatives. The Company determined that the fair value at December 31, 2020 approximated its carrying value so no fair value adjustment was made as of December 31, 2020. In February 2021, the Company negotiated modified terms which effectively removed the convertible option from the note.
(8)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years.

The following shows the elements of the Non-recourse payable agreements:

(In thousands)
	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Discounts	Balance as of December 31, 2020
Non-recourse payable agreements	$3,475	$(775)	$(100)	$(975)	$460	$2,085

The following table details the maturity of the notes payable for Orbital Energy Group, Inc.:

(In thousands)
As of December 31,
2020
2021	$13,760
2022	2,089
2023	3,057
2024	39
2025	8
Less interest portion including debt discount	(1,651)
Total	$17,302

8.          OVERDRAFT FACILITY AND LINE OF CREDIT

During April 2019, Orbital Energy Group replaced its existing line of credit and overdraft facilities with a new two-year credit facility with Bank of America for CUI Inc. and CUI-Canada, perfected by a first security lien on all assets of CUI Inc. and CUI-Canada. The facility also included a $3 million sub-limit for use by OEG non-loan party subsidiaries as a reserve under the borrowing base. The credit facility provided for working capital and general corporate purposes. The credit facility provided up to $10,000,000 in a Revolving Line of Credit Facility (“Revolver”), including a sub-limit for letters of credit. Interest was based upon Daily Floating LIBOR at LIBOR + 2.00%. The Company discontinued this line of credit in 2019 upon the sale of the domestic power and electromechanical businesses. The additional credit was no longer needed due to the cash influx from the sale of the businesses, and the sold businesses were a primary source of collateral for the line of credit.

With the acquisition of Reach Construction Group, LLC in April 2020, the Company acquired with it a line of credit. The Company has a revolving line of credit with Truist bank with a balance of $441 thousand. Interest is payable monthly at LIBOR plus 2.5% per annum, with a minimum rate of 2.5%. The interest rate was 6.65% at December 31, 2020. The line of credit is collateralized by all assets of Reach Construction Group, LLC and guaranteed by the Seller of Reach Construction Group, LLC. The line of credit has no established maturity date. There is no available balance on the line of credit and the Company closed this line of credit in the first quarter of 2021.

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

Commissions, Royalty and License Fee Agreements

Royalty and license fees are paid in accordance with their related agreements, either on a monthly or quarterly basis. We deal with a number of independent licensors for whose intellectual property we compete with other manufacturers. Rights to such intellectual property, when acquired by us, are usually exclusive and the agreements require us to pay the licensor a royalty on our net sales of the item. These license agreements, in some cases, also provide for advance royalties and minimum guarantees in order to maintain technical rights and exclusivity. As of December 31, 2020 and 2019, $3 thousand and $9 thousand, respectively, was accrued for royalty and license fees payable in accrued expenses.

Off-Balance Sheet Arrangements - Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of December 31, 2020 the total amount of the outstanding performance and payment bonds was approximately $1.0 million. Two of the bonds were in the U.K. and one was on an Orbital Power Services job in the U.S. The U.K. jobs were for unconsolidated third parties related to two separate projects that had less than $0.1 million left to complete the jobs, for a combined bond amount of approximately $0.6 million, and were expected to be returned in early 2021 without needing to be used. The remaining U.S. bond was for a third party related to two ongoing related unit-based projects that as of December 31, 2020 had a consolidated contract value of less than $0.4 million. The bond's value, which expires in April 2022, is tied to the contract values, which are expected to increase in the future as demonstrated by the approximately $8 million of backlog related to the contracts expected to be fulfilled in the next two years. The Company does not expect any liability associated with these off-balance sheet arrangements.

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

10.          STOCKHOLDERS’ EQUITY

Common Stock Dividend Restrictions

As of December 31, 2020, there are no restrictions on common stock dividends. Also, at December 31, 2020 and 2019, retained earnings were not restricted upon involuntary liquidation.

Common Stock Issuances

(Dollars in thousands)
						Grant date
		Expense/				fair value or net proceeds
	Type of	Prepaid/	Stock issuance	Reason for	Total no. of	recorded at
Date of issuance	issuance	Cash	recipient	issuance	shares	issuance
February and December 2020	Common stock	Expense	Licensor	Pusuant to royalty agreement	54,930	$51	(1)

April 2020	Common stock	Cash	Seller	Reach Construction LLC acquisition	2,000,000	1,224

December 2020	Vested restricted common stock	Expense	Four board members	Director compensation	170,940	200

December 2020	Common stock	Expense	Four employees	Approved bonuses	67,336	66

Total 2020 issuances					2,293,206	$1,541	(2)

January, April, July, and October 2019	Vested restricted common stock	Expense	Four board members	Director compensation	164,713	$162

May 2019	Common stock	Expense	Employee	Approved bonus	18,837	17
Total 2019 issuances					183,550	$179	(3)

(1)	Amount includes $39 thousand of stock compensation recorded in prior years.
(2)	Total excludes $2 thousand of stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2020.
(3)

Total excludes $36 thousand of 2019 stock compensation and $3 thousand of 2018 stock compensation related to royalties that were recorded as expense but not issued and outstanding as of December 31, 2019.

Stock Appreciation Rights ("SARS")

In June 2020, the Company issued 1,054,687 SARS to four key executives. The number of SARS granted to each of the executives equated to the corresponding dollar amount of a portion of the cash bonus otherwise due to them pursuant to their employment agreements. The SARS are subject to acceleration upon a change in control or termination of the executive’s employment with us in certain circumstances and vest over 24 months.

The $1.00 SAR exercise price represented approximately a 40% premium over the market price of the Company's common stock as reported on Nasdaq as of May 29, 2020. The issuance of the SARS conserved approximately $1,000,000 of the Company's cash reserves at the time of issuance. Upon exercise, the Company is obligated to pay the executive an amount equal to the difference between the average closing price of the Company's common stock, as reported on Nasdaq for the five (5) trading days preceding the exercise date, less the SAR exercise price of $1.00.

The SARS were valued using a binomial lattice model. Because the SARS will be settled in cash, the obligation for them is accounted for as a liability rather than equity. Quarterly, the SARS are revalued and the new value is amortized. Information on the grant date value of the SARS and weighted average inputs to the binomial lattice model are as follows:

Month Issued	June 2020
Number Issued	1,054,687
Interest rate	6%
Estimated Volatility	130%
Stock price at issuance	$0.72
Years to maturity	6
Grant date Value per right	$0.64
Weighted average remaining contract life at December 31, 2020	5.4
Total Fair value of awards at December 31, 2020	$2,232,491
Total Fair value of vested awards at December 31, 2020	$648,180
Total Intrinsic value at December 31, 2020	$1,255,078

S-3 registration

Employee Stock Options

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired.

The purpose of the Orbital Energy Group 2020 Incentive Award Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Orbital Energy Group by providing these individuals with equity ownership opportunities. Equity awards are intended to motivate high levels of performance and align the interests of our directors, employees and consultants with those of our stockholders by giving directors, employees and consultants the perspective of an owner with an equity stake in Orbital Energy Group and providing a means of recognizing their contributions to the success of Orbital Energy Group. Our board of directors and management believe that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help Orbital Energy Group meet its goals. A primary purpose of the plan is to provide OEG with appropriate capacity to issue equity compensation in anticipation of future acquisitions.

The Orbital Energy Group 2020 Incentive Award Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the Orbital Energy Group 2020 Incentive Award Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code. All awards under the Orbital Energy Group 2020 Incentive Award Plan will be set forth in the award agreement, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post termination exercise limitations. All Awards shall be subject to a minimum vesting of one year from the Grant Date. A brief description of each award type follows.

●

Stock Options and SARs. Stock options provide for the purchase of shares of common stock of Orbital Energy Group in the future at an exercise price set on the grant date. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from Orbital Energy Group an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The plan administrator will determine the number of shares covered by each option and SAR, the exercise price of each option and SAR and the conditions and limitations applicable to the exercise of each option and SAR. The exercise price of a stock option or SAR will not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than five years.

●

Restricted Stock. Restricted stock is an award of nontransferable shares of common stock of Orbital Energy Group that remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. Upon issuance of restricted stock, recipients generally have the rights of a stockholder with respect to such shares, which generally include the right to receive dividends and other distributions in relation to the award. The terms and conditions applicable to restricted stock will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan.

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Energy Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Energy Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan.

●

Other Stock or Cash Based Awards. Other stock or cash-based awards are awards of cash, shares of common stock of Orbital Energy Group and other awards valued wholly or partially by referring to, or otherwise based on, shares of common stock of Orbital Energy Group or other property. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The plan administrator will determine the terms and conditions of other stock or cash-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions, subject to the conditions and limitations in the Orbital Energy Group 2020 Incentive Award Plan.

The Orbital Energy Group 2020 Incentive Award Plan provides that the plan administrator may establish compensation for non-employee directors from time to time subject to the Orbital Energy Group 2020 Incentive Award Plan’s limitations. The plan administrator will from time to time determine the terms, conditions and amounts of all non-employee director compensation in its discretion and pursuant to the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, provided that, the sum of any cash compensation or other compensation and the grant date fair value of any equity awards granted under the Orbital Energy Group 2020 Incentive Award Plan as compensation for services as a non-employee director during any fiscal year may not exceed $250,000 per year of a non-employee director’s service as a non-employee director. The non-employee Director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving the non-employee Director.

As of December 31, 2020 there are 1,761,724 remaining shares available to grant under the 2020 Incentive Award Plan.

A summary of the options issued to employees and directors and changes during the year are presented below:

	For the Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	849,635	$6.24	2.95	$—
Expired	(58,987)	8.57	—	—
Balance at end of year	790,648	$6.06	2.11	—
Exercisable	790,648	$6.06	2.11	—

As of December 31, 2020 and 2019 all issued and outstanding stock options were fully vested. There were no options granted during 2020 and 2019.

11.          RELATED PARTY TRANSACTIONS

During 2020 and 2019, $0 and $0.2 million, respectively in interest payments were made in relation to the promissory notes issued to related party, IED. This note was assumed by the acquirer of the electromechanical business unit in 2019.

Executive Chairman of the Board of Directors, Chief Legal Counsel, and former Chief Executive Officer, William J. Clough’s son Nicholas J. Clough, serves as Operations Director for Orbital Energy Group. In 2020 and 2019, Mr. Clough received an aggregate salary of $335 thousand and $269 thousand, respectively, and received a cash bonus of $60 thousand and $158 thousand in fiscal 2020 and 2019, respectively. He also received other benefits valued at $49 thousand and $49 thousand in 2020 and 2019, respectively. As of December 31, 2020 and 2019, there was an accrual of $142 thousand and $0, respectively, for compensation accrued to Nicholas J. Clough. In 2020, Mr. Clough was awarded 67,187 cash-settled stock appreciation rights with a grant date fair value of $40 thousand, vesting evenly over 2 years, an exercise price of $1.00 and a 6 year term. Nicholas J. Clough does not report to William J. Clough nor does William J. Clough have input regarding Nicholas J. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any related-party bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

Orbital employs two owners of EnDet, Ltd. from which the Company licenses its VE Technology and from whom the Company entered into a purchase agreement to acquire the VE Technology. See Note 9 - Commitments and Contingencies - Commissions, Royalty and License Fee Agreements for more information on license fee agreements.

12.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(In thousands)	As of December 31,
	2020	2019
Foreign currency translation adjustment	$(4,406)	$(4,371)
Accumulated other comprehensive loss	$(4,406)	$(4,371)

13.     RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs and the lease for the CUI-Canada facility expired in the fourth quarter of 2020. This termination accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) based on updated estimates in 2020. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. The remaining termination accrual at December 31, 2020 was $0.4 million (see table below). All restructuring costs related to CUI-Canada are included in the statement of operations on the line labeled Income from operations of discontinued power and electromechanical businesses.

Activity in the termination benefit liability in 2020 is as follows:

CUI-Canada termination benefits (In thousands)

December 31, 2019	$3,073
Severance accrual adjustments	(247)
Severance payouts	(2,448)
Translation	(7)
December 31, 2020	$371

14. INCOME TAXES

(Loss) income before income taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2020	2019
Continuing operations	$(33,903)	$(16,582)
Discontinued operations	3,653	12,908
Loss before income taxes	$(30,250)	$(3,674)

Loss from continuing operations before taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2020	2019
U.S. operations	$(30,934)	$(11,278)
Foreign operations	(2,969)	(5,304)
Loss before income taxes	$(33,903)	$(16,582)

The income tax (benefit) expense allocation for the years ended December 31, 2020 and 2019 consisted of the following:

(In thousands)	For the Years Ended December 31,
	2020	2019
Continuing operations	$(3,546)	$(2,956)
Discontinued operations	743	411
Total income tax (benefit)	$(2,803)	$(2,545)

The income tax (benefit) expense from continuing operations consisted of the following:

(In thousands)	For the Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State and local	118	—
Foreign	(1,960)	—
Total current provision	(1,842)	—
Deferred:
Federal	(1,678)	(2,368)
State and local	(26)	(588)
Foreign	—	—
Total deferred (benefit)	(1,704)	(2,956)
Total income tax (benefit)	$(3,546)	$(2,956)

The following table provides a reconciliation of the federal statutory tax at 21% to the recorded tax expense (benefit) from continuing operations for the years ended December 31, 2020 and 2019, respectively:

(In thousands)	For the Years Ended December 31,
	2020	2019
Computed federal income taxes at the statutory rate (benefit)	$(7,120)	$(3,482)
State taxes	67	$—
Permanent tax differences	(34)	(23)
Foreign tax rates and tax credits differing from USA	(1,981)	435
Change in valuation allowance	5,522	114
Total income tax (benefit)	$(3,546)	$(2,956)

Effective tax rate	10.46%	17.83%

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, respectively, are as follows:

(In thousands)	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,198	$12,130
Inventory and accounts receivable reserves	2,104	306
Operating lease obligations	1,801	1,379
Accrued liabilities	927	10
Other	1,209	567
Valuation allowance	(19,817)	(12,447)
Deferred tax assets after valuation allowance	5,422	1,945
Deferred tax liabilities
Intangible assets	(3,274)	(476)
Property, plant and equipment	(2,050)	(1,469)
Total deferred tax liabilities	(5,324)	(1,945)
Net deferred tax asset (liability)	$98	$—

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The net deferred tax asset as of December 31, 2020 is recorded within other assets and the net deferred tax liability recorded as of December 31, 2019 was zero.

As of December 31, 2020 and 2019, the Company recorded a valuation allowance of $19.8 million and $12.4 million, respectively. During the year ended December 31, 2020 and 2019, the Company recorded an increase in valuation allowance of $7.4 million and $0.1 million, respectively. The state taxes included in the rate reconciliation table is net of the change in state valuation allowance. As of December 31, 2020, the Company has available federal, state and foreign net operating loss carry forwards of approximately $60.6 million, $60.6 million and $17.4 million, respectively which have various expiration dates beginning in 2026 through 2037.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Canada, Japan and the United Kingdom. As of December 31, 2020, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the USA for years prior to 2017.

The Company accounts for income tax uncertainties using a threshold of "more-likely-than-not" in accordance with the provisions of ASC Topic 740, Income Taxes ("ASC 740"). As of December 31, 2020, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

15.      CONCENTRATIONS

During 2020, 17% of revenues were derived from one customer that individually had over 10% of our total revenues. During 2019, 31% of revenues were derived from two customers that individually had over 10% of our total revenues: Customer 2 with 21% and Customer 3 with 10%. During 2018, 27% of revenues were derived from two customers that individually had over 10% of our total revenues: Customer 2 with 12% and Customer 4 with 15%.

The Company’s major product lines in 2020 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and natural gas infrastructure solutions and in 2019 were natural gas infrastructure solutions.

At December 31, 2020, of the gross trade accounts receivable totaling approximately $9.7 million, three individual customers made up approximately 42% of the Company's total trade accounts receivable: Customer 5 at 19%, Customer 6 at 12% and Customer 7 at 11%. At December 31, 2019, of the gross trade accounts receivable totaling approximately $5.3 million, approximately 50% was due from three customers: Customer 2 at 12%, Customer 3 at 14% and Customer 8 at 24%.

There were no suppliers greater than 10% of purchases in 2020 or 2019.

With the operations of Orbital UK, the Company has foreign revenue and trade accounts receivable concentrations in the United Kingdom. For the years ended December 31, 2020 and 2019, the Company had foreign revenue concentrations in the United Kingdom of 24% and 57%, respectively. Also during the years ended December 31, 2020 and 2019, the Company had trade accounts receivable concentrations in the United Kingdom of 21% and 49%, respectively.

16. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the transition method of adoption. Under the transition method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less (after consideration of renewal options) from being recorded on the Company's consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. At December 31, 2020 the Company did not factor in any renewal options when calculating its consolidated right-of-use assets and lease obligations as the options were not considered reasonably certain to be exercised. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. Determining whether a contract contains a lease requires judgement. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

Orbital-UK has a number of operating leases on vehicles, and equipment. During the year ended December 31, 2020, the monthly combined rent on these leases was approximately $20 thousand.

Orbital North America rents office and warehouse space in Houston, Texas through December 2022. During the year ended December 31, 2020, rent expense on this lease was approximately $38 thousand per month. The office and warehouse lease includes two options to renew the term for periods of five years each at the then prevailing market rate per rentable square foot for the premises.

The Company sublet office space in Irving, Texas for corporate support services and Orbital Power Services office personnel; the lease runs through 2023. Orbital Power Services also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power, Inc. for which the lease runs until 2022. In addition, the Company has various truck leases. During the year ended December 31, 2020, rent expense on these leases were a combined average of $45 thousand per month.

The Company rents office and industrial space in Sanford, North Carolina through July 2022 as well as multiple pieces of equipment. Rent expense on these leases were a combined approximately $46 thousand per month.

Consolidated rental expense was $2.1 million for the year ended December 31, 2020 and is included in cost of revenue and selling, general and administrative expense, on the condensed consolidated statement of operations.

Future minimum operating lease obligations for continuing operations at December 31, 2020 are as follows for the years ended December 31:

(In thousands)
2021	$2,301
2022	1,818
2023	955
2024	628
2025	644
Thereafter	2,043

Less interest portion	(1,394)

Total operating lease obligations	$6,995

Total lease cost and other lease information is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
(In thousands)
Operating lease cost	$1,873	$1,016
Short-term lease cost	152	205
Variable lease cost	418	122
Sublease income	(332)	(55)
Total lease cost	$2,111	$1,288

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in operating leases	$(2,316)	$(1,210)
Right-of-use assets obtained in exchange for new operating lease obligations	$2,050	$6,473 *
Weighted-average remaining lease term - operating leases (in years)	5.4	7.4

Weighted-average discount rate - operating leases	6.6%	6.4%

* Includes $7.7 million recorded at the date of implementation of ASC 842 on January 1, 2019 less $1.5 million later reclassified to assets held for sale at our discontinued operations.

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

17.         ACQUISITION OF REACH CONSTRUCTION GROUP, LLC

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC, an, industry-leading solar construction company. Headquartered in Sanford, North Carolina and renamed Orbital Solar Services, the business is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement (the “Agreement”), dated as of April 1, 2020, between Orbital Energy Group and Brandon S. Martin (the "Seller"). Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to the Seller ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of April 1, 2020.) The seller notes were subject to a $28.5 million preliminary working capital adjustment.

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

Purchase price	$11,424

Cash and cash equivalents	$19
Trade accounts receivable, net of allowance	6,972
Contract assets	3,299
Prepaid expenses and other current assets	427
Property and equipment	382
Right of use assets - Operating leases	890
Goodwill	7,006
Intangible, customer relationships & backlog	8,647
Intangible, trade name	1,878
Intangible, non-compete agreements	3,212
Deferred tax liability	(1,570)
Liabilities assumed	(19,738)
Purchase price allocation	$11,424

Revenue since April 1, 2020 acquisition date	$13,005
Loss from continuing operations, net of income taxes since April 1, 2020 acquisition date	$(4,243	)*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in 2020.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the twelve months ended December 31, 2020 and 2019 as though the acquisition had been completed as of January 1, 2019:

	For the Years Ended December 31,
	2020	2019
Gross revenue	$49,291	$35,641
Loss from continuing operations, net of income taxes	$(29,866)	$(27,526)
Loss from continuing operations per common share - basic and diluted	$(0.98)	$(0.90)
Basic and Diluted weighted average shares outstanding*	30,435,131	30,654,500

*Basic and Diluted weighted average shares outstanding assumes the 2,000,000 shares issued as partial payment for Reach Construction were issued on January 1, 2019.

18.        SUBSEQUENT EVENTS

On January 5, 2021, the Company issued 5,555,556 shares of common stock at a purchase price of $1.80 per share and $10 million in total before fees to institutional investors as a supplemental prospectus under the S-3 the Company filed in July 2020.

On January 15, 2021, the Company issued 10,000,000 shares of common stock at a purchase price of $3.50 per share and $35 million in total before fees to institutional investors as a supplemental prospectus under the S-3 the Company filed in July 2020.

On February 3, 2021, the Company filed a Form S-3 shelf registration, amended on February 24, 2021, that will enable the Company to issue up to $150 million in equity or public debt. The future net proceeds from the sale of securities offered by this prospectus will be used for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products and service offerings, advance product and service offering candidates, future acquisitions, share repurchases, expand our market presence and commercialization, general capital expenditures, and for satisfaction of debt obligations. The Company will have significant discretion in the use of any net proceeds.

On February 12, 2021, Orbital Energy Group, Inc. (the “Company”) amended and restated a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), that was previously issued to the Company by the borrower and reported on Form 8-K dated November 18, 2020. The amended and restated Note was executed February 12, 2021 with an effective date of February 8, 2021 pursuant to a certain Amendment Agreement between the borrower and the Company of the same date in replacement of and substitution for, and not as a novation or satisfaction of the Original Note. The amendment was to remove the convertible option of the note and make the note a conventional note payable.

On March 3, 2021, the holder of the $5 million seller note and the Company amended the seller note agreement to provide for updated payment terms for principal payments. The Company paid $1 million on March 3, 2021, provided for a second $1 million principal payment on October 31, 2021 and a final principal payment of $3 million on March 31, 2022. The original payment terms called for the full $5 million principal to be paid no later than November 1, 2021 without separate installments. The amendment did not change the terms for quarterly interest payments at 6% per annum.

On March 22, 2021, the Company paid off its line of credit with Truist Bank. This line of credit was originally acquired with the purchase of Reach Construction Group, LLC in April 2020.

On March 23, 2021, the Company entered into an 18-month unsecured promissory note with Streeterville Capital, LLC in the stated amount of $10.7 million with an original issue discount of $0.7 million and a stated interest rate of 9% for the purposes of future acquisitions and working capital.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management of Orbital Energy Group, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Remediation of Prior Material Weaknesses

During the quarter ended December 31, 2020, the Company successfully remediated the material weakness related to having insufficient resources within the accounting function related to technical accounting interpretation and guidance, financial transaction processing and reporting that was outstanding during 2020. To remediate our internal control weakness, management has and will continue to implement subsequent to December 31, 2020 the following measures:

• Added sufficient accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements.
• Reviewed, assessed and replaced as needed third party consultants and professional advisors involved in the accounting policies, procedures and financial reporting processes.
• Provided adequate training and resources for the additional personnel or outside consultants.

Orbital Energy Group management is responsible for establishing and maintaining adequate internal control over financial reporting for Orbital Energy Group, Inc. and its subsidiaries. Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than eight members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2020, we have seven directors, four of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market.

The board of directors has five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.OrbitalEnergyGroup.com. During 2020, two directors missed one board meeting each. In each of those instances, the board members were informed of the meeting agenda and results. All directors attended, either in person or electronically, all of the meetings held by the committees on which such director served.

The following are officers and directors of the Company with their ages as of December 31, 2020, and a list of the members of our five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee.

William J. Clough, Esq. Chief Legal Officer of Orbital Energy Group, Inc. Mr. Clough is also a Director and Executive Chairman of the Company’s board of directors age 69

Mr. Clough has served on the board of directors since 2006. Mr. Clough was reelected at the 2020 Annual Meeting of Stockholders to serve a one-year term.

During his tenure, he has led several strategic initiatives, including the Company’s acquisition of Orbital Gas Systems Limited and the Company’s natural gas technology line; the opening of Orbital Gas Systems, North America, Inc.; the successful award by Snam Rete Gas of the ~€60,000,000 re-metering project to Orbital-UK; in addition, Mr. Clough steered the Company through its 2012, 2013, and 2017 equity raises and its listing on the Nasdaq Stock Market in 2012.

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

C. Stephen Cochennet, Director, age 64

Mr. Cochennet was elected to serve as a director at the 2018 Annual Meeting of Stockholders and continues to serve on the board of directors as an an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Cochennet was reelected at the 2020 Annual Meeting of Stockholders to serve a one-year term.

Mr. Cochennet, as an independent director, serves as one of four independent directors on the nominating committee along with Messrs. Rooney, Lambrecht and Ms. Tucker. Mr. Cochennet is also a member of our Audit Committee and Compensation Committee.

Mr. Cochennet has served as CEO/President, of Kansas Resource Development Company, a private oil and gas exploration company since 2011. From 2011 through 2015 he was also the CEO and president of Guardian 8 Corporation. From 2005 to 2010 Mr. Cochennet was the Chairman, President, and Chief Executive Officer of EnerJex Resources, Inc., a publicly traded SEC registered Oil and Gas Company. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC in which he supported several Fortune 500 corporations, international companies, and natural gas/electric utilities as well as various startup organizations. The services provided included strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City, Missouri. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to his experience at Aquila Mr. Cochennet served 6 years with the Federal Reserve System managing problem and failed banking institutions primarily within the oil and gas markets.

Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Daniel N. Ford, Chief Financial Officer of Orbital Energy Group, Inc., age 41

Mr. Ford has a background in audit with big 4 accounting firms, including KPMG. As CFO, Mr. Ford has consistently moved OEG into a position of efficiency, and forward thinking, transforming many of the Company's accounting and financial management processes while working directly with OEG’s operating groups.

Mr. Ford has implemented improved ERP systems, worked in conjunction with Mr. Clough on the 2012, 2013 and 2017 equity raises, listing onto the Nasdaq Stock Market, various acquisitions including Orbital Gas Systems Ltd. and Reach Construction Group, LLC as well as the 2019 divestitures of the CUI Inc. power and electromechanical business units.

Mr. Ford serves on the board of the Portland Providence Medical Foundation whose purpose is to connect people with Providence to advance research, health care and wellness.

Mr. Ford earned his B.B.A with a double major in Finance and Accounting from the University of Portland and holds an MBA from George Fox University.

Corey A. Lambrecht, Director, age 51

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Stockholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Lambrecht was reelected at the 2020 Annual Meeting of Stockholders to serve a one-year term.

Mr. Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, and interactive technology services. In addition, Mr. Lambrecht has held public company executive roles with responsibilities including day-to-day business operations, management, raising capital, board of directors' communication and investor relations. Mr. Lambrecht holds a certificate as a Certified Director from the UCLA Anderson Graduate School of Management Accredited Directors program.

Mr. Lambrecht, as an independent director, serves as one of four independent directors on the nominating committee along with Messrs. Cochennet, Rooney, and Ms. Tucker. Mr. Lambrecht is also Chairman of our Compensation Committee.

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

James F. O’Neil III, Chief Executive Officer, Vice Chairman of the Board of Directors, Director, as well as Chief Executive Officer of the Company’s wholly owned subsidiaries, age 62

James Francis O'Neil III, a veteran executive of the power industry, earned a B.S. in Civil Engineering from Tulane University in 1980. He is the principal owner of Forefront Solutions, LLC since October 2017.

Mr. O’Neil joined Quanta Services, Inc. in 1999 as Vice President of Operations Integration and in 2002 advanced to Senior Vice President of Operations Integration & Audit. He continued to advance to Chief Operating Officer from October 2008 to 2011, then as the Chief Executive Officer from May 2011 to March 2016 and President from October 2008 to March 2016. Throughout his tenure at Quanta, he was responsible for various initiatives including the company’s growth strategy, internal audit, and merger and acquisition initiatives.

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

Sean P. Rooney, Director, age 49

Mr. Rooney was elected to serve as a director at the 2008 Annual Meeting of Stockholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Rooney was reelected at the 2020 Annual Meeting of Stockholders to serve a one-year term.

Mr. Rooney, as an independent director, serves as one of four independent directors on the nominating committee along with Messrs. Cochennet, Lambrecht, and Ms. Tucker. Mr. Rooney is also Chairman of our Audit Committee.

Mr. Rooney is a veteran of the financial markets and has served on the board of directors of Orbital Energy Group since 2008. He brings over 20 years of financial management experience to the board of directors. Mr. Rooney currently is a Financial Advisor at the Pinnacle Financial Group, which is part of LPL Financial, the largest independent broker dealer in the United States. Prior to working with LPL, Mr. Rooney served as Senior Director of Investments at Oppenheimer & Co., a full-service investment banking, securities and wealth management firm. He has also worked in similar capacity at Investec Ernst & Company, an international specialist bank headquartered in South Africa and the U.K. Mr. Rooney currently advises a clientele of high net worth investors, institutions and foundations. He is an active member of various industry and charitable organizations.

Mr. Rooney graduated from C.W. Post University in 1993 with a Bachelor of Arts degree in Business Administration and holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Law), Series 24 (General Securities Principal) and Series 65 (Uniform Investment Adviser) licenses.

Sarah Tucker, Director, age 75

Sarah Tucker was appointed to the Board of Directors, effective October 1, 2019, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Ms. Tucker was reelected at the 2020 Annual Meeting of Stockholders to serve a one-year term.

Ms. Tucker, as an independent director, serves as one of four independent directors on the nominating committee along with Messrs. Cochennet, Rooney and Lambrecht.

Sarah Tucker is a veteran executive for the business strategy/development, risk management, planning, engineering, procurement and construction of oil and gas projects globally. She has led projects with budgets from $5 million to over $3 billion in refining, petrochemicals, power, and offshore (both shallow and deep-water) for oil and liquified natural gas in Angola, Brazil, China, India, Italy, Korea, Mexico, Nigeria, Oman, Qatar, Spain, the United Kingdom and the United States.

She has served as an operations executive and managing director for major engineering, construction and petrochemical technology companies including Kellogg, KBR, Kellogg-Mitsubishi Development Company, Raytheon Engineers and Constructors, Kvaerner Engineering and Construction of Norway and Silvertech of United Kingdom, a Process Control and High Integrity Safety System Solutions.

Sarah headed the Pollution Prevention Task Force Committee with eight Oil Companies' representatives participating and contributing to the Study for "Refinery Crude Unit Pollution Prevention Project" which is now an American Petroleum Institute DC Publication number 31101.

Over the past several years, she has worked closely with Mexican national oil company PEMEX to establish the country’s first deep water project valued at $14 billion.

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

Paul D. White, Employee and Director, age 60

Mr. White was appointed in April 2014 as a director to fill a vacancy and continues to serve on the board of directors. Mr. White was reelected at the 2019 Annual Meeting of Stockholders to serve a one-year term.

Mr. White is a graduate of Humboldt State University and brings to the Orbital Energy Group board of directors over 25 years of upper-level business management skills. Mr. White served for two years as the President of Orbital Gas Systems, Ltd. Prior to working for the Company, Mr. White served as Vice President of the Healthcare Division for North America of a global security company. His responsibilities included direct responsibility for profit and loss statements with approximately $120 million in revenues, along with management, control, and supervision of approximately 3,000 employees working at 44 medical centers & hospitals and over 600 medical office buildings throughout the United States. He previously served in the Office of the General Counsel and Risk Services, as an Environmental Risk Consultant with Sutter Health Support Services - Corporate Services. His key responsibilities included: formulating best practice solutions to minimize/eliminate existing and potential risk and quality concerns, patient, employee health & safety and security exposures as well as consultations of state, federal, and professional standards for Risk Control/Environmental Health, & Safety programs from agencies such as OSHA, TJC, DHS, EPA, NFPA, and DOT.

As a results-oriented business leader, Mr. White has skills in developing, managing and expanding business portfolios. Mr. White has senior management experience in contract management, public relations, program strategy and design and has been consistently recognized for effective financial management, leadership, integrity, teambuilding, and program management skills.

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charters for each of the Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee, Nominating Committee, a policy for Director Independence, and Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the Internet at our website www.OrbitalEnergyGroup.com.

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

Adopting Governance Guidelines

Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of the Company. The governance guidelines can be found on our website at www.OrbitalEnergyGroup.com and are summarized below.

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

Providing Transparency

We believe that it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.OrbitalEnergyGroup.com.

Whistleblower Policy

In furtherance of our governance transparency and ethical standards, we adopted a comprehensive Whistleblower Policy that encourages employees to report to proper authorities incorrect financial reporting, unlawful activity, activities that are not in line with the Orbital Energy Group Code of Business Conduct or activities, which otherwise amount to serious improper conduct. Our Whistleblower Policy is posted on our website at www.OrbitalEnergyGroup.com.

Accuracy of All Public Disclosure

It is the Company's policy that all public disclosure made by the Company should be accurate and complete, fairly present, in all material respects, the Company's financial condition and results of operations, and be made on a timely basis as required by applicable laws and securities exchange requirements. In order to oversee this policy, a Disclosure Committee Charter has been adopted by the Chief Executive Officer and Chief Financial Officer and ratified by our Audit Committee. You can view a copy of this document on our website at www.OrbitalEnergyGroup.com or obtain a copy by making a written request to the Company at Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038.

Communications with the Board of Directors

Stockholders may communicate with the board of directors by writing to the Company at Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038, or via telephone at (832) 467-1420. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Ethics and Business Conduct for all our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.OrbitalEnergyGroup.com or by making a written request to the Company at Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038, or via telephone at (832) 467-1420. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.OrbitalEnergyGroup.com.

Ensuring Auditor Independence

We have taken several steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2020, our board of directors consists of seven directors. Four of our seven directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The Nasdaq Stock Market. Our board of directors has the following standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nominating Committee. Each of the committees operates under a written charter adopted by the board of directors. All committee charters are available on our website at www.OrbitalEnergyGroup.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2020, the Audit Committee held seven formal meetings.

At December 31, 2020, the Audit Committee is comprised of Sean P. Rooney, Chairman, C. Stephen Cochennet, and Corey A. Lambrecht. Messrs. Rooney, Cochennet, and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The Nasdaq Stock Market.

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
•

discussed with Grant Thornton LLP., the Company’s independent registered public accounting firm, the matters required to be discussed by General Auditing Standard 1301: Communications with Audit Committees as adopted by the Public Company Accounting Oversight Board; and

•

received the written disclosures and letter from Grant Thornton LLP as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Grant Thornton LLP its independence from Orbital Energy Group.

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Grant Thornton LLP is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Sean P. Rooney, Chairman

C. Stephen Cochennet

Corey A. Lambrecht

Nominating Committee

The nominating committee consists of all of the members of the board of directors who are ‘‘independent directors’’ within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the stockholders and evaluation of sitting directors. The board has developed a formal policy for the identification and evaluation of nominees, Charter of the Nominating Committee of the Board of Directors, which can be reviewed on our website at www.OrbitalEnergyGroup.com. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee reviews any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee considers director candidates nominated by stockholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by stockholders will be evaluated based on the same criteria described above. Stockholders desiring to suggest a candidate for consideration should send a letter to the Company's secretary and include: (a) a statement that the writer is a stockholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate's business and educational experience; (d) information regarding the candidate's qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing stockholder and the candidate; (f) information regarding potential conflicts of interest and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all stockholder proposed candidates will be fully considered, that all candidates will be considered equally or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board and no undertaking to do so is implied by the willingness to consider candidates proposed by stockholders.

Disclosure Committee

We have formed a Disclosure Committee, which has been adopted by our CEO and CFO (‘‘Principal Officers’’) and ratified by our Audit Committee. The Disclosure Committee assists our Principal Officers in fulfilling their responsibility for oversight of the accuracy, completeness and timeliness of our public disclosures including, but not limited to our SEC filings, press releases, correspondence disseminated to security holders, presentations to analysts and release of financial information or earnings guidance to security holders or the investment community. The Disclosure Committee consists of our Principal Officers, the individual or representative of the firm primarily charged with investor/public relations, the Audit Committee Chairman and outside SEC counsel. Our Executive Chairman is Chairman of the committee. Our Senior Officers may replace or add new members from time to time. Our Senior Officers have the option to assume all the responsibilities of this committee or designate a committee member, who shall be a person with expertise in SEC and SRO rules and regulations with respect to disclosure, who shall have the power, acting together with our Senior Officers, to review and approve disclosure statements when time or other circumstances do not permit the full committee to meet. You may review the full text of our Disclosure Committee Charter on our website, www.OrbitalEnergyGroup.com, under the link, governance.

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

The Investment Committee shall also provide initial oversight and analysis of potential acquisition targets being considered by Management. In that capacity, Investment Committee members may, among other things, participate in reviewing initial due diligence; visit prospective acquisition targets; participate in strategy and other discussions with Management; and, where appropriate, more.

At December 31, 2020, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Daniel N. Ford, CFO.

Compensation Committee

The Compensation Committee discharges the board’s responsibilities relating to general compensation policies and practices and to compensation of our executives. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the board and the stockholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality executives and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee’s authority, duties and responsibilities are:

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2020, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht, and C. Stephen Cochennet, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the Nasdaq Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three formal meetings during fiscal 2020. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Compensation Committee Charter

Our Compensation Committee Charter is posted on our website at www.OrbitalEnergyGroup.com.

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

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2020 and 2019 to the Company’s Chief Executive Officer, Chief Financial Officer and Executive Chairman/Chief Legal Counsel

Summary Compensation Table

								Non-
								equity
								Incentive
				Stock		Option		Plan		All Other
Name and		Salary		Awards		Awards		Compensation		Compensation	Total
Principal Position	Year	($)		($)		($)		($)		($)	($)
William J. Clough, Executive Chairman/ Chief Legal Officer/former CEO/ Director (1)	2020	$759,363	(2)	$21,887	(2)	$288,085	(2)	$300,000	(2)	$27,768	$1,397,103
	2019	687,018	(2)	—		—		710,966	(2)	31,833	1,429,817
Daniel N. Ford, CFO (3)	2020	512,346	(4)	18,904	(4)	224,066	(4)	150,000	(4)	43,121	948,437
	2019	449,000	(4)	—		—		456,667	(4)	41,456	947,123
James F. O'Neil, CEO/Vice Chairman/Director (5)	2020	753,563	(6)	8,937	(6)	120,036	(6)	—		47,797	930,333
	2019	187,896	(6)	—		—		—		19,269	207,165

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of Orbital Energy Group and Chief Executive Officer of all wholly owned subsidiaries of the Company. Effective October 1, 2019 Mr. Clough stepped down as Chief Executive Officer and was appointed Executive Chairman and Chief Legal Officer.

2.	Mr. Clough is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Clough to severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

3.	Mr. Ford joined the Company May 15, 2008 and serves as Chief Financial Officer.

4.	Mr. Ford is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $500 thousand, year 2 of $550 thousand and year 3 of $600 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for ordinary benefits provided to employees of the Company. The agreement entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

5.	Mr. O'Neil was appointed Director July 9, 2019 and was appointed Vice Chairman and Chief Executive Officer effective October 1, 2019.

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

7.	As of December 31, 2020, Mr. Clough and Mr. Ford held 552,663 and 112,598 outstanding options, respectively. As of December 31, 2020, Mr. Clough, Mr. Ford and Mr. O'Neil held 450,000, 350,000, and 187,500 cash settled stock appreciation rights, respectively.

8.	All other compensation includes health care, insurance and 401(k) matching benefits.

The following table summarizes potential payments upon termination of employment to each of the named executive officers employed on the last day of our most recently completed fiscal year. The amounts set forth in the table are based on the assumption that the triggering event occurred on the last business day of our last completed fiscal year.

		Involuntary
		Termination or
		Resignation for		Termination
		Good Reason		upon Disability
Name	Benefit	$		$

William J. Clough, Executive Chairman/ Chief Legal Officer/ former CEO/Director	Salary and bonus continuation	$3,500,000	(1)	$300,000	(1)
	Benefits	41,652	(1)	62,478	(1)

Daniel N. Ford, Chief Financial Officer	Salary and bonus continuation	1,925,000	(2)	206,250	(2)
	Benefits	39,032	(2)	58,547	(2)

James F. O'Neil, CEO/ Director	Salary and bonus continuation	3,500,000	(3)	300,000	(3)
	Benefits	47,696	(3)	71,543	(3)

1.	Mr. Clough's employment contract with the Company entitles Mr. Clough to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Clough would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Clough be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

2.	Mr. Ford's employment contract with the Company entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Ford would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Ford be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2020 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration	Payout Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
William J. Clough (1)	19,363	4.56	4/16/2022	$—
William J. Clough (1)	3,300	4.56	4/16/2022	—
Daniel N. Ford (1)	12,598	4.56	4/16/2022	—
William J. Clough (2)	330,000	6.00	9/21/2022	—
William J. Clough (3)	200,000	6.25	6/24/2023	—
Daniel N. Ford (3)	100,000	6.25	6/24/2023	—
William J. Clough (4)	131,250	1.00	6/1/2026	156,188
Daniel N. Ford (4)	102,083	1.00	6/1/2026	121,479
James F. O'Neil (4)	54,688	1.00	6/1/2026	65,079

Footnotes:

1.

Effective April 16, 2012, Mr. Clough and Mr. Ford received bonus options to purchase 37,177 (19,363 remaining outstanding) and 12,598 common shares, respectively, within ten years from date of issuance, at a price of $4.56 per share that vested over 4 years: 25% at year one and thereafter in equal monthly installments. Additionally, effective April 16, 2012, for director service to the Company, Mr. Clough received an option to purchase 3,300 common shares, within ten years from date of issuance, at a price of $4.56 per share that vested one year after issuance.

2.

Effective September 21, 2012, under the terms of his contract extension, Mr. Clough received a bonus option to purchase 330,000 common shares, within ten years from date of issuance, at a price of $6.00 per share that vested in equal monthly installments over 4 years.

3.

Effective June 24, 2013, Mr. Clough and Mr. Ford received bonus options to purchase 200,000 and 100,000 common shares, respectively, within ten years from date of issuance, at a price of $6.25 per share that vested one third per year over 3 years.

4.

Effective June 1, 2020, Mr. Clough, Mr. Ford and Mr. O'Neil received 450,000, 350,000 and 187,500 cash settled stock appreciation rights, respectively, within 6 years from the date of issuance, at a price of $1.00 per share that vest in equal monthly installments over 2 years.

Director Compensation

For 2020, each of our directors received the following compensation pursuant to our director compensation plan:

Non-employee directors earned/received annual compensation of $100,000.

•	The $100,000 annual compensation for non-employee directors is issued in the form of $50,000 cash compensation and $50,000 common stock calculated by using the Nasdaq Stock Market closing price per share on the date of issuance. In addition, the chairman and member of the Investment Committee received $44,500 and $37,500, respectively of additional cash compensation for their services.
•

At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2020:

	Fees			Non-
	earned			Equity	Nonqualified
	or			Incentive	Deferred
	paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($) (1)	($)	($)	($)	($)	($)	($)

C. Stephen Cochennet	$87,500	$50,000	$—	$—	$—	$—	$137,500

Corey A. Lambrecht, Director	94,000	50,000	—	—	—	—	144,000

Sean P. Rooney, Director	50,000	50,000	—	—	—	—	100,000

Sarah Tucker, Director	50,000	50,000	—	—	—	—	100,000

Footnotes:

(1)

Each of the directors had $37,500 of earned fees accrued as of December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2020 by: (i) each stockholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2020 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

		Percentages of
	Number of	Shares
	Securities	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned (2)
William J. Clough (3)	732,547	2.35%
James F. O'Neil (4)	644,263	2.10%
C. Stephen Cochennet (5)	147,068	*	%
Daniel N. Ford (6)	220,433	*	%
Corey A. Lambrecht (7)	156,073	*	%
Sean P. Rooney (8)	173,900	*	%
Paul D. White (9)	50,727	*	%
Sarah Tucker (10)	56,779	*	%
Sabby Management, LLC
10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458	3,333,333	10.87%
Officers, Directors, Executives as Group	2,181,790	7.07%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038.

2.

Calculated on the basis of 30,676,579 shares of common stock issued and outstanding at December 31, 2020 except that shares of common stock underlying options exercisable within 60 days and issued within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Clough’s common stock includes vested options to purchase 552,663 common shares. Mr. Clough is a Director, Executive Chairman and Chief Legal Officer of Orbital Energy Group, Inc.

4.	Mr. O'Neil is a Director, and Chief Executive Officer.

5.	Mr. Cochennet is a Director.

6.	Mr. Ford’s shares include vested options to purchase 112,598 common shares. Mr. Ford is the Chief Financial Officer of Orbital Energy Group, Inc.

7.	Mr. Lambrecht’s shares include vested options to purchase 13,300 common shares. Mr. Lambrecht is a Director.

8.	Mr. Rooney’s shares include vested options to purchase 33,687 common shares. Mr. Rooney is a Director.

9.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director.

10.	Ms. Tucker is a Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2020, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,500	$4.58	1,761,724
Equity compensation plans not approved by security holders	788,148	6.07	—
	790,648	$6.06	1,761,724

Equity Compensation Plans Approved by Stockholders

On May 16, 2008 the Company’s board of directors adopted the 2008 Equity Incentive Plan and authorized 1,500,000 shares of Common Stock to fund the Plan which was approved by the Company shareholders at the 2008 Annual Meeting of Shareholders. At the 2009 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2008 Equity Incentive Plan to increase the number of common shares issuable under the plan from 1,500,000 to 3,000,000. These shares have been registered under Form S-8. As of December 31, 2020 there are no remaining shares available to grant under the 2008 Equity Incentive Plan.

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares.

The purpose of the Orbital Energy Group 2020 Incentive Award Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Orbital Energy Group by providing these individuals with equity ownership opportunities. Equity awards are intended to motivate high levels of performance and align the interests of our directors, employees and consultants with those of our stockholders by giving directors, employees and consultants the perspective of an owner with an equity stake in Orbital Energy Group and providing a means of recognizing their contributions to the success of Orbital Energy Group. Our board of directors and management believe that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help Orbital Energy Group meet its goals. A primary purpose of the plan is to provide OEG with appropriate capacity to issue equity compensation in anticipation of future acquisitions.

The Orbital Energy Group 2020 Incentive Award Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the Orbital Energy Group 2020 Incentive Award Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code. All awards under the Orbital Energy Group 2020 Incentive Award Plan will be set forth in the award agreement, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post termination exercise limitations. All Awards shall be subject to a minimum vesting of one year from the Grant Date. A brief description of each award type follows.

●

Stock Options and SARs. Stock options provide for the purchase of shares of common stock of Orbital Energy Group in the future at an exercise price set on the grant date. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from Orbital Energy Group an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The plan administrator will determine the number of shares covered by each option and SAR, the exercise price of each option and SAR and the conditions and limitations applicable to the exercise of each option and SAR. The exercise price of a stock option or SAR will not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than five years and are subject to any limitations of the Plan or that the Administrator may impose or provide in the Award Agreement.

●

Restricted Stock. Restricted stock is an award of nontransferable shares of common stock of Orbital Energy Group that remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. Upon issuance of restricted stock, recipients generally have the rights of a stockholder with respect to such shares, which generally include the right to receive dividends and other distributions in relation to the award. The terms and conditions applicable to restricted stock will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan.

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Energy Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Energy Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan or as provided in the Award Agreement.

●

Other Stock or Cash Based Awards. Other stock or cash-based awards are awards of cash, shares of common stock of Orbital Energy Group and other awards valued wholly or partially by referring to, or otherwise based on, shares of common stock of Orbital Energy Group or other property. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The plan administrator will determine the terms and conditions of other stock or cash-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions, subject to the conditions and limitations in the Orbital Energy Group 2020 Incentive Award Plan or as provided in the Award Agreement.

The Orbital Energy Group 2020 Incentive Award Plan provides that the plan administrator may establish compensation for non-employee directors from time to time subject to the Orbital Energy Group 2020 Incentive Award Plan’s limitations. The plan administrator will from time to time determine the terms, conditions and amounts of all non-employee director compensation in its discretion and pursuant to the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, provided that, the sum of any cash compensation or other compensation and the grant date fair value of any equity awards granted under the Orbital Energy Group 2020 Incentive Award Plan as compensation for services as a non-employee director during any fiscal year may not exceed $250,000 per year of a non-employee director’s service as a non-employee director. The non-employee Director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving the non-employee Director.

  As of December 31, 2020 there are 1,761,724 remaining shares available to grant under the 2020 Incentive Award Plan.

 Equity Compensation Plans Not Approved by Stockholders

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

The Company has outstanding at December 31, 2020, the following options issued under equity compensation plans not approved by security holders:

•

During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 390,261 remain outstanding and fully vested at December 31, 2020.

•

During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2020, 350,000 of these 2013 granted options are outstanding and fully vested.

•

During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two newly elected directors that vested August 31, 2015. Of these 2014 options grants, 47,887 options are outstanding and fully vested at December 31, 2020.

As of December 31, 2020, there are no remaining shares available to grant under the 2009 Equity Incentive Plan (Executive).

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

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2020, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

Chief Legal Officer and Executive Chairman of the Board of Directors, William J. Clough’s son, Nicholas J. Clough, serves as Operations Director for Orbital Energy Group. Additional Information on Nicholas Clough’s compensation is included in Note 11 Related Party Transactions, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, Perkins & Company, P.C. through June 20, 2019 and Grant Thornton LLP from June 20, 2019 through December 31, 2020, were as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019
Audit fees (1)	$725	$738
Audit related fees	—	125
Tax fees and other fees (2)	106	30
Total Fees	$831	$893

(1)

Fees and expenses for professional services rendered in connection with the audit of the Company's financial statements, statutory audits, consents, and the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q.

(2)	Tax fees are lower in 2020 as a result of the Company's tax returns prepared in 2020 not being prepared by the principal accountant.

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

Stockholder Communications

Company stockholders who wish to communicate with the board of directors or an individual director may write to Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038 phone (832) 467-1420 or to the attention of an individual director. Your letter should indicate that you are a stockholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Certain Provisions of the Articles of Incorporation and Colorado Business Corporation Act Relating to Indemnification of Directors and Officers

The Colorado General Corporation Act, as revised, provides that if so provided in the articles of incorporation, the corporation shall eliminate or limit the personal liability of a director to the corporation or to its stockholders for monetary damages for breach of fiduciary duty as a director; except that any such provision shall not eliminate or limit the liability of a director to the corporation or to its stockholders for monetary damages for any breach of the director's duty of loyalty to the corporation or to its stockholders, acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law, unlawful distributions, or any transaction from which the director directly or indirectly derived an improper personal benefit.

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

Reports to Stockholders

We intend to voluntarily send Form 10-Ks to our stockholders, which will include audited consolidated financial statements. We are a reporting company and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases, governance documents and summary financial data. The address of that site is www.OrbitalEnergyGroup.com.

Part IV

Item 15. Exhibits, Financial Statement Schedules

No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1 [1]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Back Porch International, Inc.
2.2 [2]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Bel Fuse Inc.
2.3 [3]	Agreement and Plan of Merger effectively changing the Company name to Orbital Energy Group, Inc., as filed with the Secretary of State of the State of Colorado.
3.11(i) [4]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.11(ii) [3]	Articles of Amendment of Articles of Incorporation effectively changing the Company name to Orbital Energy Group, Inc. as filed with the Secretary of State of the State of Colorado.
3.12(iii) [3]	Amended and restated corporate bylaws of Orbital Energy Group, Inc.
10.86 [5]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87 [6]	Promissory note dated March 13, 2020 for $3,000,000 with Reach Construction Group.
10.88 [6]	Security agreement with Reach Construction group dated March 13, 2020.
10.90 [6]	Three-year lease for Sherman, Texas facility effective December 1, 2019.
10.91 [6]	Four-year lease for Irving, Texas facility effective January 1, 2020.
10.92 [7]	Five-year lease for Houston, Texas facility effective November 1, 2017.
10.93 [7]	Employment agreement with Paul D. White effective December 1, 2017.
10.94 [8]	10-year lease for Tualatin, OR facility effective December 21, 2018.
10.95 [9]	Employment agreement with William J. Clough effective May 14, 2019.
10.96 [9]	Employment agreement with Daniel N. Ford effective May 14, 2019.
10.97 [1]	Employment agreement with James F. O'Neil effective October 1, 2019.
10.98 [6]	Agreement dated January 1, 2020 between Orbital Gas Systems Limited and VE Technology Limited to acquire VE Technology designated intellectual property.
10.99 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between CUI Global, Inc and Bank of America dated April 30, 2020.
10.100 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Gas Systems, North America and Bank of America dated April 30, 2020.
10.101 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Power, Inc. and Bank of America dated April 30, 2020.
10.102 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Reach Construction Group, LLC and Dogwood State Bank dated May 2, 2020.
10.103 [11]	Securities Purchase Agreement with institutional investor for issuance of convertible securities dated November 13, 2020
10.104 [12]	Registered Direct Offering for the sale and issuance by the Company of an aggregate of 5,555,556 common shares for gross proceeds of $10.0 million filed January 4, 2021.
10.105 [13]	Placement Agency Agreement for the sale of shares at a price to the public of $1.80 per share.
10.106 [14]	Registered Direct Offering for the sale and issuance of an aggregate of 10,000,000 common shares at an offering price of $3.50.
10.107 [15]	Placement Agency Agreement for the sale of shares at a price to the public of $3.50 per share.
10.108 [16]	Amended and restated Securities Purchase Agreement with institutional investor dated February 12, 2021.
10.109 [17]	Equity purchase agreement to purchase Reach Construction Group, LLC.
10.110 [17]	Subordinated promissory note - 18 month seller financed note for the purchase of Reach Construction Group, LLC.
10.110 [17]	Subordinated promissory note - 3 year seller financed note for the purchase of Reach Construction Group, LLC.
10.111 [18]	Note Purchase Agreement with institutional investor for issuance of note payable dated March 23, 2021
21.3 [19]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
23.1 [19]	Consent of Grant Thornton LLP
31.1 [19]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 [19]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 [19]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 [19]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 [19]	XBRL-Related Documents.
101.INS [19]	XBRL Instance Document.
101.SCH [19]	XBRL Taxonomy Extension Schema Document.
101.CAL [19]	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF [19]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB [19]	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE [19]	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 2, 2019.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 14, 2019.
3.	Incorporated by reference to our Report on Form 8-K filed with the Commission on May 8, 2020.
4.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Stockholder Meeting filed with the Commission September 17, 2013.

5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
6.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 30, 2020.
7.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2018.
8.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 18, 2019.
9.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 15, 2019.
10.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 20, 2020.
11.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 18, 2020.
12.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 4, 2021.
13.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 4, 2021.
14.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 15, 2021.
15.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 15, 2021.
16.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 16, 2021.
17.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 6, 2020.
18.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 26, 2021.
19.	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbital Energy Group, Inc.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 30, 2021
	James F. O'Neil	Officer/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 30, 2021
	Daniel N. Ford	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 30, 2021
	James F. O'Neil	Officer/Director

By	/s/ William J. Clough	Executive Chairman/Chief Legal	March 30, 2021
	William J. Clough	Counsel/Director

By	/s/ Daniel N. Ford	CFO/ Principal Financial	March 30, 2021
	Daniel N. Ford	and Accounting Officer

By	/s/ C. Stephen Cochennet	Director	March 30, 2021
C. Stephen Cochennet

By	/s/ Corey A. Lambrecht	Director	March 30, 2021
Corey A. Lambrecht

By	/s/ Sean P. Rooney	Director	March 30, 2021
Sean P. Rooney

By	/s/ Sarah Tucker	Director	March 30, 2021
Sarah Tucker

By	/s/ Paul D. White	Director	March 30, 2021
Paul D. White