Form 10-Q
period 2021-03-31
Orbital Energy Group, Inc.
filed 2021-05-17
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 52,220,786 shares of the registrant's common stock, par value $0.001 per share, outstanding as of May 17, 2021.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2021	2020

Assets:
Current Assets:
Cash and cash equivalents	$34,733	$3,046
Restricted cash - current	153	452
Trade accounts receivable, net of allowance of $1,208 and $1,227 at March 31, 2021 and December 31, 2020, respectively	6,840	8,487
Inventories	974	1,123
Contract assets	4,200	7,860
Note receivable, current portion	520	44
Prepaid expenses and other current assets	3,016	3,786
Total current assets	50,436	24,798

Property and equipment, less accumulated depreciation of $2,484 and $2,158 at March 31, 2021 and December 31, 2020, respectively	8,669	6,395
Investment	1,063	1,063
Right of use assets - Operating leases	9,264	7,054
Goodwill	7,006	7,006
Other intangible assets, net	14,221	13,697
Restricted cash	1,026	1,026
Note receivable	3,091	3,602
Deposits and other assets	170	1,404
Total assets	$94,946	$66,045

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$4,141	$9,913
Notes payable, current	16,798	12,246
Line of credit	—	441
Operating lease obligations - current portion	2,348	1,784
Accrued expenses	4,703	5,882
Contract liabilities	4,024	6,810
Total current liabilities	32,014	37,076
Notes payable, less current portion	8,756	5,056
Operating lease obligations, less current portion	6,636	5,211
Contingent consideration	720	720
Other long-term liabilities	2,720	835
Total liabilities	50,846	48,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2021 or December 31, 2020	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 46,839,982 shares issued and 46,486,919 shares outstanding at March 31, 2021 and 31,029,642 shares issued and 30,676,579 shares outstanding at December 31, 2020	47	31
Additional paid-in capital	216,527	171,616
Treasury stock at cost; 353,063 shares held at March 31, 2021 and December 31, 2020	(413)	(413)
Accumulated deficit	(167,633)	(149,681)
Accumulated other comprehensive loss	(4,428)	(4,406)
Total stockholders' equity	44,100	17,147
Total liabilities and stockholders' equity	$94,946	$66,045

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2021	2020

Revenues	$9,491	$5,688

Cost of revenues	10,797	5,129

Gross profit (loss)	(1,306)	559

Operating expenses:
Selling, general and administrative expense	14,460	7,192
Depreciation and amortization	1,515	407
Research and development	1	17
(Recovery) provision for bad debt	(19)	6

Total operating expenses	15,957	7,622

Loss from operations	(17,263)	(7,063)

Other income (expense)	63	(1,032)
Interest expense	(736)	(11)

Loss from continuing operations before income taxes and net loss of affiliate	(17,936)	(8,106)
Net loss of affiliate	—	(446)
Loss from continuing operations before income taxes	(17,936)	(8,552)
Income tax expense (benefit)	16	(1,600)

Loss from continuing operations, net of income taxes	(17,952)	(6,952)

Discontinued operations (Note 3)
Loss from operations of discontinued power and electromechanical components businesses	—	(486)
Income tax benefit	—	(57)
Income from discontinued operations, net of income taxes	—	(429)

Net loss	$(17,952)	$(7,381)

Basic and diluted weighted average common shares outstanding	44,564,868	28,420,730

Loss from continuing operations per common share - basic and diluted	$(0.40)	$(0.24)

Income from discontinued operations - basic and diluted	0.00	(0.02)

Loss per common share - basic and diluted	$(0.40)	$(0.26)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2021	2020
Net loss	$(17,952)	$(7,381)

Other comprehensive income (loss)
Foreign currency translation adjustment	(22)	415
Comprehensive loss	$(17,974)	$(6,966)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and vesting of restricted stock for compensation, services and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	$47	$216,527	(353,063)	$(413)	$(167,633)	$(4,428)	$44,100

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	$29	$170,115	(353,063)	$(413)	$(129,615)	$(3,956)	$36,160

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,952)	$(7,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316	154
Amortization of intangibles	1,431	332
Amortization of note receivable discount	(74)	(69)
Stock issued and stock to be issued for compensation, royalties and services	2,559	3
Change in fair value related to stock appreciation rights	1,908	—
Amortization of debt discount	140	—
Loss on extinguishment of debt	250	—
Non-cash loss on equity method investment in affiliate	—	446
(Recovery) provision for bad debt	(19)	6
Deferred income taxes	—	10
Inventory reserve	(72)	(113)
Non-cash unrealized foreign currency (gains) losses	(100)	1,256
Change in operating assets and liabilities:
Trade accounts receivable	1,689	1,502
Inventories	225	(1,839)
Contract assets	156	(480)
Prepaid expenses and other current assets	783	(875)
Right of use assets - Operating leases	(2,209)	(703)
Deposits and other assets	—	(874)
Accounts payable	(4,343)	301
Operating lease liabilities	1,987	581
Accrued expenses	1,286	(245)
Contract liabilities	(1,443)	264
NET CASH USED IN OPERATING ACTIVITIES	(13,482)	(7,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,946)	(1,278)
Cash paid for working capital adjustment on Power group disposition	—	(2,804)
Purchase of other intangible assets	(692)	(4)
Purchase of convertible notes receivable	—	(200)
Cash paid for related party note receivable	—	(3,000)
Purchase of investment	—	(97)
Proceeds from notes receivable	100	—
NET CASH USED IN INVESTING ACTIVITIES	(3,538)	(7,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(441)	—
Payments on financing lease obligations	(1)	(1)
Proceeds from notes payable	9,701	—
Payments on notes payable	(3,238)	(428)
Proceeds from sales of common stock	42,376	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,397	(429)

Effect of exchange rate changes on cash	11	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,388	(15,584)
Cash, cash equivalents and restricted cash at beginning of period	4,524	23,351

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$35,912	$7,767

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$(570)	$19
Interest paid	$499	$12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing note payable issued for payment on certain insurance policies	$—	$921
Accrued property and equipment purchases	$291	$16

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

The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation (drilled piers), industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains.

The Company’s Integrated Energy Infrastructure Solutions and Services segment is made up of Orbital Gas Systems Ltd. (Orbital-UK) and Orbital Gas Systems, North America, Inc. (Orbital North America), collectively referred to as ("Orbital Gas Systems"). Orbital-UK is based in the United Kingdom and Orbital North America is based in Houston, Texas. Orbital Gas Systems is a provider of natural gas infrastructure and advanced technology, including metering, odorization, remote telemetry units (‘‘RTU’’) and provides a diverse range of personalized gas engineering solutions to the gas utilities, power generation, emissions, manufacturing and automotive industries. GasPT® and VE Technology® products are sold through Orbital Gas Systems.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2021.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Three Months
(in thousands)	Ended March 31,
	2021	2020
Cash and cash equivalents at beginning of period	$3,046	$23,351
Restricted cash at beginning of period (1)	1,478	—
Cash, cash equivalents and restricted cash at beginning of period	$4,524	$23,351

Cash and cash equivalents at end of period	$34,733	$6,740
Restricted cash at end of period (1)	1,179	1,027
Cash, cash equivalents and restricted cash at end of period	$35,912	$7,767

(1) Restrictions on cash at March 31, 2021 and March 31, 2020 relate to collateral for several bank-issued letters of credit for contract guaranties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on cost-to-cost-method type contracts, inventory valuation, warranty reserves, valuations of non-cash capital stock issuances, valuation for acquisitions, the valuation allowance on deferred tax assets, note receivable interest imputation, and the incremental borrowing rate used in determining the value of right of use assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

Reclassifications

Certain reclassifications have been made to the 2020 segment classifications in order to conform to the 2021 presentation.

Goodwill

Upon acquisition of Reach Construction Group, LLC, (name changed to Orbital Solar Services) the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Orbital Solar Service's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets. Factors that contributed to the Company's goodwill are Orbital Solar Service's skilled workforce and reputation within its industry. The Company also expected to achieve future synergies between the Orbital Solar Services and Orbital Power Services businesses. These synergies were expected to be achieved in the form of power line work necessary when bringing new solar power systems online. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. To complete the qualitative review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. During management's review of goodwill as of March 31, 2021, the Company determined that there were not indicators present to suggest that it was more likely than not that the fair value of the Orbital Solar Services reporting unit was less than its carrying amount and thus no impairment was necessary.

Company Conditions

Orbital Solar Services has seen increasing customer opportunities including its recently announced association with the new Black Sunrise Investment fund. The fund has identified through its investors and others, several projects of scale and for which Orbital Solar Services will be awarded significant work. Orbital Power Services began operations during the first quarter of 2020 with work progressing under master service agreements with several new customers. Eclipse Foundation Group began operations in January 2021 and has begun work on projects for utility customers. Orbital Gas Systems, Ltd. continues to face issues surrounding COVID-19, Brexit and the overall economy in the United Kingdom. Orbital Gas Systems, North America, Inc. has experienced a significant delay in customer projects and orders related to COVID-19 and the impact of pricing pressure on oil and gas industry customers.

The Company had a net loss of $18.0 million, a negative gross margin of  $1.3 million, and cash used in operating activities of $13.5 million during the three months ended March 31, 2021. As of March 31, 2021, our accumulated deficit is $167.6 million and we had working capital of $18.4 million.

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects can be severe. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  The Company is proactively working to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound later this year. Events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes the Company's present cash flows will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In 2020 and the first three months of 2021, the Company has entered into various long and short-term debt agreements (Note 16. Notes Payable). In addition, the Company has secured funding and has an available S-3 registration statement allowing the Company to issue various types of securities including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020.  In conjunction with the 2019 sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada during 2020. As of December 31, 2020, the Company had remaining an accrued liability for estimated employee termination costs of $0.4 million related to the discontinued operations. The Company paid out an additional $0.2 million of termination benefits in the first three months of 2021 and expect the remaining $0.2 million to be paid out during the remainder of 2021.

Activity in the termination benefit liability in 2021 is as follows:

CUI-Canada termination benefits (in thousands)

December 31, 2020	$371
Severance payouts	(190)
Translation	3
March 31, 2021	$184

Estimated total termination benefits paid and to be paid	$2,822

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021. Changes to the Company's accounting policies are discussed below:

Adoption of new accounting standards

On January 1, 2021, the Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. There is not a material effect on the Company's financial statements due to the Company not having any current financial instruments that are affected by this new guidance.

On January 1, 2021, the Company adopted ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods. The new guidance does not currently have a material impact on the Company's consolidated financial statements due to the Company currently not having any equity-method investments or any derivative instruments.

On January 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, which is guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for the Company's 2021 fiscal year, including interim periods. The ASU does not have a material impact on the Company's consolidated financial statements.

3.	DISCONTINUED OPERATIONS AND SALE OF A BUSINESS

As part of the Company’s previously stated strategy to transform Orbital Energy Group, Inc. into a diversified infrastructure services platform serving North American and U.K. customers, in 2019 the Company’s Board of Directors made the decision to divest of its Power and Electromechanical businesses. On September 30, 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, CUI, Inc. ("Seller"), a wholly owned subsidiary of the Company ("Parent"), and Back Porch International, Inc. ("Buyer") to sell the Company’s Electromechanical business to a management led group. In November 2019, Orbital Energy Group, Inc. entered into an asset sale agreement by and among, the Seller and Bel Fuse, Inc. to sell the domestic Power supply business. Both sales closed in 2019. On September 30, 2020, the Company sold the CUI Japan operations to Back Porch International for approximately $163 thousand. The assets of the Company's CUI-Canada subsidiary were divested in the fourth quarter of 2020.

The associated results of operations of the discontinued Power and Electromechanical segment are separately reported as Discontinued Operations for 2020 on the Condensed Consolidated Statements of Operations. Cash flows from these discontinued businesses are included in the Condensed Consolidated Cash Flow statements. See below for additional information on operating and investing cash flows of the discontinued operations. Results from continuing operations for the Company and segment highlights exclude the former Power and Electromechanical segment, which is included in these discontinued operations.

The former Power and Electromechanical segment consisted of the wholly owned subsidiaries: CUI, Inc. (CUI), based in Tualatin, Oregon; CUI Japan, based in Tokyo, Japan; CUI-Canada, based in Toronto, Canada; and the entity that previously held the corporate building, CUI Properties. The subsidiaries were providers of power and electromechanical components for Original Equipment Manufacturers (OEMs).

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)	For the Three Months
	Ended March 31,
Major classes of line items constituting pretax profit (loss) of discontinued operations:	2021	2020

Revenues	$—	$2,033
Cost of revenues	—	(1,986)
Selling, general and administrative expense	—	(385)
Other expense	—	(148)
Pretax loss of discontinued operations related to major classes of pretax loss	—	(486)
Income tax benefit	—	(57)
Total loss from discontinued operations that is presented in the statement of operations	$—	$(429)

Net cash used in operating activities of discontinued operations for the three months ended March 31, 2020 was $1.1 million.

There was zero net cash provided by or (used in) investing activities of discontinued operations for the three months ended March 31, 2020.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Electric Power and Solar Infrastructure Services segment and Integrated Energy Infrastructure and Services segment

The Electric Power and Solar Infrastructure Services segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Eclipse Foundation Group, and Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

The  Integrated Energy Infrastructure Solutions and Services segment subsidiaries, collectively referred to as Orbital Gas Systems, generate their revenue from a portfolio of products, services and resources that offer a diverse range of personalized gas engineering solutions to the gas utilities, power generation, petrochemical, emissions, manufacturing and automotive industries among others.

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

The timing of revenue recognition for Integrated Energy Infrastructure products also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts where the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced or for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer controlled asset, we recognize revenue at the point in time when control is transferred to the customer, generally when the product is shipped.

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

Product-type contracts (for example, sale of GasPT units) for which revenue does not qualify to be recognized over time are recognized at a point in time. Revenues from extended warranty and maintenance activities are recognized ratably over the term of the warranty and maintenance period. Extended warranties are not a material portion of our revenue.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. We also assess our customer's ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract, although our standard terms include a requirement of payment within 30 days. Accounts receivable are recognized net of an allowance for doubtful accounts.

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

Balances and activity in the current contract liabilities as of and for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2021	2020
Total contract liabilities - beginning of period (1)	$6,996	$1,860
Contract additions, net	1,924	696
Revenue recognized	(1,616)	(431)
Orbital Solar contract settlements	(3,129)	—
Translation	13	(88)
Total contract liabilities - end of period	$4,188	$2,037

	As of March 31,
(in thousands)	2021	2020
Current contract liabilities	$4,024	$1,849
Long-term contract liabilities (2)	164	188
Total contract liabilities	$4,188	$2,037

(1)  For the beginning balance in 2021 and 2020, total contract liabilities included $186 thousand and $192 thousand, respectively that were classified as long term.

(2) Long-term contract liabilities are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2021, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 20% and 35% of revenues for the three month periods ended March 31, 2021 and 2020, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is typically determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the case that the Company misses a timing target, or fails to meet any other contract benchmarks, we account for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration only when we estimate that they will be a factor in the performance of the contract and are not common.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months			For the Three Months
	Ended March 31, 2021			Ended March 31, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$—	$1,868	$1,868	$—	$1,979	$1,979
Revenues recognized over time	5,561	2,062	7,623	399	3,310	3,709
Total revenues	$5,561	$3,930	$9,491	$399	$5,289	$5,688

The following tables present the Company's revenues disaggregated by region:

	For the Three Months			For the Three Months
	Ended March 31, 2021			Ended March 31, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$5,561	$1,452	$7,013	$399	$2,843	$3,242
Europe	—	2,451	2,451	—	2,326	2,326
Other	—	27	27	—	120	120
Total revenues	$5,561	$3,930	$9,491	$399	$5,289	$5,688

5.	OTHER INTANGIBLE ASSETS

In January 2021, the Company completed the acquisition of the VE Technology rights, which it has previously utilized the VE Technology through a licensing agreement with Endet Ltd. Orbital Gas Systems has the existing proprietary knowledge for the marketing, engineering and production of the VE Technology based solutions. The VE Technology, amortized over ten years, is the basis for a patented sampling system product line marketed by Orbital Gas Systems and utilized in many of its integrated solutions.

In 2020, the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million British pounds ("GBP"), or approximately $1.8 million. The completion of the acquisition was made upon the final payment towards this agreement. In June 2020, the parties to the agreement mutually agreed to extend the payments until January 15, 2021 in consideration of the financial consequences created by the COVID-19 pandemic in exchange for a technology fee of an additional 100,000 GBP. As of March 31, 2021, the Company paid the remaining 500,000 GBP in January 2021. The $1.9 million paid was recorded as an intangible asset upon making the final payment in January 2021 with $0.7 million paid in 2021 and $1.2 million reclassified from long-term deposits.

6.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At March 31, 2021 and December 31, 2020, accrued liabilities included $0.2 million and $0.1 million of accrued inventory payable, respectively. At March 31, 2021 and December 31, 2020, inventory by category is valued net of reserves and consists of:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Finished goods	$258	$255
Raw materials	186	217
Work-in-process	530	651
Total inventories	$974	$1,123

7.	INVESTMENTS

As of March 31, 2021, the Company had a minority ownership in Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. During the three months ended March 31, 2020, the Company recorded a $0.4 million loss on its equity method investment in VPS. The VPS investment basis at March 31, 2021 and December 31, 2020 was $1.1 million and $1.1 million, respectively, as reflected on the consolidated balance sheets. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has sufficient influence to recognize the investment under the equity method. The investment is held at March 31, 2021 under the cost method of accounting for investments.

The Company made a purchase of a convertible note receivable for $200 thousand from VPS in the three months ended March 31, 2020, which is reflected in investing cash flows on the consolidated statement of cash flows.

8.	LEASES

Consolidated total lease costs were $0.8 million for the three months ended March 31, 2021 and is included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at March 31, 2021 are as follows for the years ended December 31:

(in thousands)
2021	$2,176
2022	2,666
2023	1,585
2024	1,056
2025	1,023
Thereafter	2,075
Interest portion	(1,597)
Total operating lease obligations	$8,984

Total lease cost and other lease information is as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$706	$320
Short-term lease cost	19	46
Variable lease cost	148	46
Sublease income	(113)	(98)
Total lease cost	$760	$314

Other information (in thousands)	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations in 2020)	$(982)	$(378)
Right-of-use assets obtained in exchange for new operating lease obligations	$2,783	$1,073
Weighted-average remaining lease term - operating leases (in years)	5.0	6.6
Weighted-average discount rate - operating leases	6.5%	6.4%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

9.	STOCK-BASED PAYMENTS FOR COMPENSATION, SERVICES AND ROYALTIES

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's current stock option plan was approved in 2020 following the expiration of its previous stock option plan in 2018. The Company did not issue any stock options during the three months ended March 31, 2021 or 2020. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the SEC on March 30, 2021. For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $2.6 million and $3 thousand, respectively. Stock-based payments for compensation, services and royalties for the three months ended March 31, 2021 is summarized below.

(dollars in thousands)
Date of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares issued	Fair value expense recorded in the three months ended March 31, 2021
January 2021	Common stock	Four directors	Director compensation	23,148	$50
January 2021	Common stock	Employee	Employee bonus	11,415	25
February 2021	Common stock	Consultant	Services	5,625	22
February 2021	Common stock	Employee	Stock option exercise	214,596	—	(1)
March 2021	Restricted stock	Employee	Employee compensation	—	2,015	(2)
March 2021	Common stock	Four directors	Director compensation	—	437	(3)
March 2021	Common stock	Royalty recipient	Royalties	—	10	(4)
Total stock-based payments for compensation, services and royalties				254,784	$2,559

(1)  The cashless exercise consisted of an exercise of 552,663 shares for which 338,067 of those share options were returned to the Company in return for the 214,596 shares issued. Expense related to these stock options were recorded in prior periods as they were fully vested.

(2)  In March 2021, the Company granted 3 million restricted shares for employee compensation with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested and issued in April 2021, one third of which will vest in April 2022, and one-third of which will vest in April 2023. The Company recorded $2.0 million in compensation expense related to the partial vesting of these grants in the three months ended March 31, 2021, and will record the remaining $14.4 million of stock-based compensation related to these shares over the remaining vesting period.

(3)  The Company granted 80,000 fully vested shares to four directors in March. These shares were issued in April 2021.

(4)  The Company granted 2,292 fully vested shares for the payment of accrued royalties. These shares will be issued in May 2021.

In addition to stock-based compensation settled in stock, the Company also has cash settled stock appreciation rights ("SARs") which were granted in June 2020 as described in the Company's Form 10-K filed March 30, 2021. Accrued SARs at March 31, 2021 and December 31, 2020 were $2.6 million and $0.6 million, respectively and were recorded in accrued expenses within the condensed consolidated balance sheets. Vesting expense for the three months ended March 31, 2021 was $1.9 million and was recorded within selling, general and administrative expense within the condensed consolidated statements of operations.

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

The following information represents segment activity for the three months ended March 31, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$5,561	$3,930	$—	$9,491
Depreciation and amortization (1)	1,305	432	10	1,747
Interest expense	16	2	718	736
Loss from operations	(9,589)	(1,756)	(5,918)	(17,263)
Expenditures for long-lived assets (2)	2,920	705	13	3,638

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $0.2 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets.

The following information represents selected balance sheet items by segment as of March 31, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$33,888	$18,072	$42,986	$94,946
Goodwill	7,006	—	—	7,006
Other intangible assets, net	9,487	4,731	3	14,221

The following information represents segment activity for the three months ended March 31, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$399	$5,289	$—	$5,688
Depreciation and amortization (1)	79	399	8	486
Interest expense	7	—	4	11
Loss from operations	(2,058)	(1,843)	(3,162)	(7,063)
Expenditures for long-lived assets (2)	1,221	6	55	1,282

(1) For the Electric Power and Solar Infrastructure Services segment, depreciation and amortization includes $79 thousand, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of December 31, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$35,825	$17,094	$13,126	$66,045
Goodwill	7,006	—	—	7,006
Other intangibles assets, net	10,550	3,144	3	13,697

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
USA	$7,013	74%	$3,241	57%
United Kingdom	1,988	21%	2,221	39%
All Others	490	5%	226	4%
Total	$9,491	100%	$5,688	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements for which the Company determined would be material to its balance sheet or statement of operations.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its contingent consideration and convertible note payable as of March 31, 2021 and December 31, 2020 was as follows:

(in thousands)
March 31, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Total liabilities	$—	$—	$720	$720

December 31, 2020	Level 1	Level 2	Level 3	Total
Convertible note payable	$—	$—	$1,955	$1,955
Contingent consideration	—	—	720	720
Total liabilities	$—	$—	$2,675	$2,675

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note payable
Balance at December 31, 2020	$1,955
Loss on extinguishment on amendment to remove convertible feature	250
Amortization of original issue discount	40
Accrued interest	57
Extinguishment of note	(2,302)
Balance at March 31, 2021	$—

There were no transfers between Level 3 and Level 2 in the three months ended March 31, 2021 as determined at the end of the reporting period.

In the three months ended March 31, 2020, the Company invested $200 thousand in a convertible note receivable with VPS. This note was increased by $60 thousand from accrued interest and transition services provided by the Company. The $260 thousand note was converted to equity in VPS during Q3 2020 and accounted for as a cost method investment.

13.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three months ended March 31, 2021 and March 31, 2020, the assumed exercise of stock options and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options outstanding at March 31, 2021 and 3 million shares of restricted stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 and 0.8 million shares related to stock options outstanding at March 31, 2020 were excluded for the three months ended March 31, 2020. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three months ended March 31, 2021 and 2020.

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2021	2020
Loss from continuing operations, net of income taxes	$(17,952)	$(6,952)
Income from discontinued operations, net of income taxes	—	(429)

Net loss	$(17,952)	$(7,381)

Basic and diluted weighted average number of shares outstanding	44,564,868	28,420,730

Loss from continuing operations per common share - basic and diluted	$(0.40)	$(0.24)

Loss from discontinued operations - basic and diluted	0.00	(0.02)

Loss per common share - basic and diluted	$(0.40)	$(0.26)

14.	INCOME TAXES

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

Net income tax expense of $16 thousand was recorded to the income tax provision from continuing operations for the three months ended March 31, 2021, resulting in an effective tax rate of 0.1%. The income tax expense from continuing operations for the three months ended March 31, 2021 was due to domestic state minimum taxes. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

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

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Foreign currency translation adjustment	$(4,428)	$(4,406)
Accumulated other comprehensive loss	$(4,428)	$(4,406)

16.	NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Notes Payable - Insurance Financing notes (1)	$383	$1,163
Pay-check protection loans (2)	1,924	1,924
Seller Financed notes payable - Reach Construction Group, LLC acquisition (3)	5,480	6,480
Vehicle and equipment loans (4)	173	195
Non-recourse payable agreements (5)	1,187	2,699
Notes payable - Financing notes (6)	13,038	2,245
Conditional settlement notes payable agreement (7)	4,500	3,500
Unamortized discount and deferred debt issuance costs	(1,131)	(904)
Less short-term notes and current maturities of long term notes payable	(16,798)	(12,246)
Notes payable, less current portion	$8,756	$5,056

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

(2)

On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.  The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met. The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020. The Bank of America notes mature two years from funding date of the notes and the Dogwood State Bank note matures two years from the note date. Each of the notes bear interest at a fixed rate of 1.0% per annum with payments deferred. The Loans may be prepaid at any time prior to maturity with no prepayment penalties.

(3)	Includes two seller financed notes payable, one for $5 million and the second for $1.5 million. The $5 million note was amended from its original 18-month term to provide for installments of $1 million paid on March 3, 2021, a second $1 million payment to be made on October 31, 2021 and a final principal payment of $3 million on March 31, 2022. The original payment terms called for the full $5 million principal to be paid no later than November 1, 2021 without separate installments. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes have an interest rate of 6% per annum.

(4)	Includes vehicle and equipment loans with interest rates ranging from 6.79% to 8.99%.

(5)	To refinance an earlier non-recourse note and to provide the Company with additional capital, the Company took out two non-recourse agreements with C6 Capital for the sale of future revenues in the total amount of $3.5 million. These agreements had no stated interest rate and the original issue discount including upfront fees are being amortized using an effective interest rate of approximately 117%. After combined weekly payments of approximately $54 thousand for the first four weeks, the combined payments increased to approximately $116 thousand until June 2021. As of March 31, 2021, the future payments for these financing agreements was approximately $1.2 million ($1.1 million net of discount).

(6)	On November 13, 2020, the Company completed a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue to the Investor an unsecured convertible instrument in the principal amount of $2.2 million (the “Convertible Security” or “Note”) to purchase shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) against the payment of the applicable consideration therefore. Upon the closing on November 13, 2020, the Company received gross proceeds of $2.2 million before fees and other expenses associated with the transaction, including but not limited to, a $0.2 million original issue discount payable to the Investor. The net proceeds received by the Company was used primarily for working capital, debt repayment and general corporate purposes. The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of ten percent (10%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid. The creditor may request payment of up to $250 thousand per month beginning 6 months after initial issuance. Original issue discount is amortized over the expected life of the investment at an effective interest rate of approximately 29%. The Company elected the fair value option for this note and as a result did not bifurcate any potential embedded derivatives. In February 2021, the Company negotiated modified terms which effectively removed the convertible option from the note and the Company recorded a $250 thousand loss on extinguishment and its carrying value was $2.3 million at March 31, 2021. See Note 12 for more information on the fair value of this note payable. On March 23, 2021, the Company completed a second note payable with the same institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6% an original issue discount of $1.0 million and a carrying value of $9.7 million at March 31, 2021. The note payable is payable within eighteen (18) months after the purchase date and the creditor may request payment of up to $1 million per month beginning 6 months after initial issuance.

(7)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. In January 2021, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $1.4 million over approximately 5 months at 12% annual interest rate with the final payment on or before June 30, 2021. There is $1.0 million outstanding on this note at March 31, 2021.

17.	CONCENTRATIONS

The Company's major product lines are energy infrastructure services including natural gas infrastructure solutions and services through Orbital Gas Systems; full-service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Eclipse Foundation Group; and engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar construction through Orbital Solar Services. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended March 31,
Customer	2021	2020
Customer 1	23%	<10%
Customer 2	16%	<10%
Customer 3	<10%	18%
Total concentrations	39%	18%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended March 31,
Country	2021	2020
United Kingdom	21%	39%
Total concentrations	21%	39%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of March 31,	As of December 31,
Customer	2021	2020
Customer 4	23%	19%
Customer 5	14%	12%
Customer 2	<10%	11%
Total concentrations	37%	42%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

	As of March 31,	As of December 31,
Country	2021	2020
United Kingdom	32%	21%
Total concentrations	32%	21%

There were no supplier concentrations greater than 10% during the three months ended March 31, 2021 or three months ended March 31, 2020.

18.	OTHER EQUITY TRANSACTIONS

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs of $2.6 million for net proceeds of $42.4 million in two separate equity raises. The Company has used and plans to use the remaining funds for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products and service offerings, advance product and service offering candidates, future acquisitions or share repurchases, expand our market presence and commercialization, general capital expenditures and satisfaction of debt obligations. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million.

19.	ACQUISITION OF REACH CONSTRUCTION GROUP, LLC

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC (Renamed "Orbital Solar Services"), an, industry-leading solar construction company. Headquartered in Sanford, NC, Orbital Solar Services is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement (the “Agreement”), dated as of April 1, 2020, between Orbital Energy Group and Brandon S. Martin (the "Seller").  Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to the Seller ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of April 1, 2020.) The seller notes were subject to a $28.5 million preliminary working capital adjustment.

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

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of March 31, 2021 the total amount of the outstanding performance and payment bonds was approximately $1.9 million. The estimated cost to complete bonded projects was approximately $0.9 million as of March 31, 2021.

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

21.	SUBSEQUENT EVENTS

Acquisition

Orbital Energy Group, Inc. (NASDAQ: OEG) (“OEG” or “Company”) entered into and closed upon a Share Purchase Agreement dated April 13, 2021 (“SPA”) by and among the Company and the owners of the capital stock of Gibson Technical Services, Inc. (“GTS”).  GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and will become a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the SPA, the base purchase price for 100% of the equity ownership of GTS is $48,000,000, with the consideration structured as follows:

●	$22,000,000 in cash paid at closing; and

●

4,651,162 shares of restricted common stock issued to the GTS shareholders with an aggregate value of $26,000,000 based upon a per share value of $5.59. Of the newly issued shares, 2,232,569 of the shares are subject to a one (1) year restricted period and 2,418,593 are subject to a two (2) year restricted period.

●

The SPA provides for the issuance of additional shares of OEG restricted common stock to the GTS shareholders valued at $5.59 as a post-closing adjustment for the excess net working capital above a 2-1 ratio within 45 days after the closing date of April 13, 2021.

The SPA contains various customary representations, warranties and covenants. In connection with the SPA, the Company entered into employment agreements with three (3) key employees of GTS with base compensation agreements ranging from $165,000 to $300,000, plus incentive compensation arrangements tied to the performance of GTS.

Debt Agreement

On May 11, 2021, Orbital Energy Group, Inc. (the “Company”) completed a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor an unsecured instrument in the principal amount of $10,715,000 (the “Note”). Upon the closing on May 11, 2021, the Company received gross proceeds of $10,715,000, before fees and other expenses associated with the transaction, including but not limited to, a $700,000 original issue discount payable to the Investor. The net proceeds received by the Company will be used primarily for working capital, future acquisitions, and general corporate purposes.

The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of nine percent (9%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. The Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid.

Beginning six (6) months from the purchase price date, Investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1,000,000 per calendar month, by providing Company with a “Redemption Notice."

The Note Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

The foregoing does not purport to be a complete description of the Note Purchase Agreement and is qualified in its entirety by reference to the full text of such documents and attachments which are attached as Exhibits to this Report and are incorporated by reference herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2020 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group is a platform company dedicated to maximizing shareholder value through the acquisition and development of innovative companies to create a diversified infrastructure services platform. Orbital Energy Group’s Electric Power and Solar Infrastructure Services segment provides comprehensive network solutions to customers in the electric power and solar industries. This segment includes Orbital Solar Services, Orbital Power Services and the Eclipse Foundation Group, Inc subsidiary launched during the quarter. Orbital Solar Services (formerly Reach Construction Group, LLC) was acquired by the Company as of April 1, 2020 and provides engineering, procurement and construction services that support the development of renewable energy generation focused on utility scale solar and community solar projects. The Company started its Orbital Power Services operations during the first three months of 2020 as a full-service provider of building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Eclipse Foundation Group, Inc., which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains. Ramp-up costs at Orbital Power Services and start-up costs at Eclipse Foundation Group, Inc. contributed to lower margins and increased SG&A in the Electric Power and Solar Infrastructure Services segment during the three months ended March 31, 2021. The Company also continued to incur professional fees related to mergers and acquisitions as the Company pursues both organic and growth through acquisitions. The Company's Integrated Energy Infrastructure Solutions and Services Segment include subsidiaries, Orbital Gas Systems, Ltd., and Orbital Gas Systems, North America, Inc., which are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. The three-month period ended March 31, 2021 for both segments were negatively affected by generally lower economic activity due to the COVID-19 pandemic that has caused economic slowdowns throughout the world.

In the first quarter of 2020, the Company launched Orbital Power Services. The first three months of 2020 included set up costs related to Orbital Power Services and the establishment of the Company's shared services center in Dallas, Texas as well as elevated professional fees related to mergers and acquisitions as the Company pivoted from its legacy Power and Electromechanical business that was divested in the second half of 2019 with the remaining Canada and Japan business being divested in 2020. The second half of the quarter was affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world, which slowed the Company's growth and has hampered growth in its electric power and solar infrastructure ventures. The first three months of 2020 also included a $0.4 million net loss of affiliate in Virtual Power Systems ("VPS").

For the three months ended March 31, 2021, Orbital Energy Group, Inc. had consolidated loss from operations of $17.3 million compared to consolidated loss from operations in the three months ended March 31, 2020 of $7.1 million. During the three months ended March 31, 2021, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $18.0 million compared to a loss of $7.0 million in the comparable prior year period.

During the three months ended March 31, 2021, Orbital Energy Group, Inc. had a consolidated net loss of $18.0 million compared to a consolidated net loss in the three months ended March 31, 2020 of $7.4 million. The higher net loss for the three months ended March 31, 2021, was primarily the result of higher cost of revenue and selling, general and administrative expense ("SG&A") in the Electric Power and Solar Infrastructure Services and Other segments. Cost increases were associated with the inclusion of the Orbital Solar Services business, acquired April 1, 2020, including amortization costs on Orbital Solar Service's acquisition intangibles, the ramp up of the Orbital Power Services business, and stock-based compensation. As the Company adds new service crews in the Orbital Power Services business, there is a certain amount of upfront costs related to that, including equipment and training before the new crews can start generating income for the Company. As the Company aggressively has ramped up the Orbital Power Services business, it has absorbed more of these type set-up costs than it will need to once all teams are in place and operating at full capacity. SG&A cost increases in the Other segment relate to mark to market adjustments on cash-based executive stock appreciation rights and employee performance bonus payments as well as continuing merger and acquisition costs. Partially offsetting the increased costs were decreased costs in the Integrated Infrastructure Solutions and Services segment related to lower sales volume and cost saving measures.

Revenues from continuing operations increased for the three months ended March 31, 2021 due to the continued ramp-up of Orbital Power Services and the addition of Orbital Solar Services. These increases were partially offset by lower sales in the Integrated Energy Infrastructure Solutions and Services segment. This is a result of the U.K.'s top line continuing to be affected by headwinds from Brexit and the COVID-19 pandemic and the effect of  the COVID-19 pandemic and related economic slow down on North American operations.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended March 31, 2021:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$5,561	100.0%	$3,930	100.0%	$—	—%	$9,491	100.0%
Cost of revenue	8,118	146.0%	2,715	69.1%	(36)	—%	10,797	113.8%
Gross profit (loss)	(2,557)	(46.0)%	1,215	30.9%	36	—%	(1,306)	-13.8%

Operating expenses:
Selling, general and administrative	5,959	107.2%	2,557	65.1%	5,944	—%	14,460	152.3%
Depreciation and amortization	1,073	19.3%	432	11.0%	10	—%	1,515	16.0%
Research and development	—	—%	1	—%	—	—%	1	—%
Provision for bad debt	—	—%	(19)	(0.5)%	—	—%	(19)	(0.2)%
Total operating expenses	7,032	126.5%	2,971	75.6%	5,954	—%	15,957	168.1%
Loss from operations	$(9,589)	(172.5)%	$(1,756)	(44.7)%	$(5,918)	—%	$(17,263)	(181.9)%

For the Three Months Ended March 31, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$399	100.0%	$5,289	100.0%	$—	—%	$5,688	100.0%
Cost of revenue	1,382	346.4%	3,747	70.8%	—	—%	5,129	90.2%
Gross profit	(983)	(246.4)%	1,542	29.2%	—	—%	559	9.8%

Operating expenses:
Selling, general and administrative	1,075	269.4%	2,963	56.0%	3,154	—%	7,192	126.4%
Depreciation and amortization	—	0.0%	399	7.6%	8	—%	407	7.2%
Research and development	—	0.0%	17	0.3%	—	—%	17	0.3%
Provision for bad debt	—	0.0%	6	0.1%	—	—%	6	0.1%
Other operating expenses	—	0.0%	—	0.0%	—	—%	—	0.0%
Total operating expenses	1,075	269.4%	3,385	64.0%	3,162	—%	7,622	134.0%
Loss from operations	$(2,058)	(515.8)%	$(1,843)	(34.8)%	$(3,162)	—%	$(7,063)	(124.2)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment	March 31,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$5,561	$399	$5,162	1293.7%
Integrated Energy Infrastructure Solutions and Services	3,930	5,289	(1,359)	(25.7)%
Total revenues	$9,491	$5,688	$3,803	66.9%

The revenues for the three months ended March 31, 2021 increased compared to the 2020 comparable period due to the addition of Orbital Solar Services, the ramp up of Orbital Power Services and the start-up of Eclipse Foundation Group, Inc. in the Electric Power and Solar Infrastructure Services segment. This increase was partially offset by lower integration revenues in the Orbital Gas Systems operations during the quarter. The U.K. market continues to face headwinds surrounding COVID-19, Brexit, and the impact of the political environment on investment within the sector while the U.S. markets also continue to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customer orders of approximately $48.3 million as of March 31, 2021 and $30.3 million at December 31, 2020. Increases to the backlog are due to the ramp up of the Orbital Power Services business partially offset by a decrease in the Orbital Solar Services backlog compared to December 31, 2020. The Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $13.9 million as of March 31, 2021, an increase from the  December 31, 2020 backlog of $10.1 million due to the slow improvement in the business climate in both the U.S. and U.K. markets.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment	March 31,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$8,118	$1,382	$6,736	487.4%
Integrated Energy Infrastructure Solutions and Services	2,715	3,747	(1,032)	(27.5)%
Other	(36)	—	(36)	(100.0)%
Total cost of revenues	$10,797	$5,129	$5,668	110.5%

For the three months ended March 31, 2021, the cost of revenues as a percentage of revenue increased to 114% from 90%, from the prior-year period. This increase was attributable to ramp-up costs at the Company's Orbital Power Services group, start-up costs at Eclipse Foundation Group, Inc. and lower margin projects during the period for Orbital Solar Services. Additionally, adverse weather negatively impacted several of Orbital Power Services' fixed price jobs, which are now complete. Margin percentages will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects including emergency response services, new crew onboarding costs, Orbital Solar Services solar projects, the competitive markets in which the Company competes, and foreign exchange rates. The three months ended March 31, 2020 were also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects improvement in margins during 2021 as Orbital Power Services continues to gain efficiencies and increase revenues, companies continue to learn to cope with the COVID-19 pandemic, and several large Orbital Solar Services solar projects begin.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment	March 31,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$5,959	$1,075	$4,884	454.3%
Integrated Energy Infrastructure Solutions and Services	2,557	2,963	(406)	(13.7)%
Other	5,944	3,154	2,790	88.5%
Total selling, general and administrative expense	$14,460	$7,192	$7,268	101.1%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product and service lines including Orbital Solar Services, Orbital Power Services, Orbital Gas Systems, Orbital Telecom Services and other new product and service introductions.

During the three months ended March 31, 2021, SG&A increased $7.3 million compared to the prior-year comparative period. The increase in SG&A for the quarter was due to increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to ramp-up costs at Orbital Power Services group, which included increased payroll and insurance costs and start-up costs at Eclipse Foundation Group, as well as $2.0 million of employee stock-based compensation vesting expense. Also contributing to the increase were increased corporate costs in the Other segment due to an increase in the mark to market adjustment to the executive cash-based stock appreciation rights and employee performance bonuses. The addition of Orbital Solar Services compared to the first three months of 2020, which was prior to Orbital Solar Service's acquisition, also contributed to the increase in SG&A costs. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment due to cost saving measures.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	March 31,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,305	$79	$1,226	1551.9%
Integrated Energy Infrastructure Solutions and Services	432	399	33	8.3%
Other	10	8	2	25.0%
Total depreciation and amortization	$1,747	$486	$1,261	259.5%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three months ended March 31, 2021 were up compared to the three months ended March 31, 2020 primarily due to the amortization of Orbital Solar Services acquisition intangibles and depreciation of equipment used by Orbital Power Services and Eclipse Foundation Group, Inc, which began operations in the first quarter of 2020, and 2021, respectively.

Equity Method/Cost Method Investment

The Company owns a cost-basis investment in VPS with a book value at March 31, 2021 of $1.1 million. Through June 30, 2020, the Company accounted for its investment in VPS under the equity method of accounting and accordingly recorded income or loss of affiliate based on the equity method of accounting. The Company recorded losses in the first three months of 2020 of $0.4 million, related to its share of VPS's loss. Due to additional outside investments into VPS during the third quarter of 2020, which diluted OEG's ownership percentage coupled with increased board seats reducing OEG's board influence, the Company's management determined that it no longer met the qualification of having significant influence necessary to record its investment under the equity method of accounting. Following this change, the Company has recorded its investment under the cost method of accounting. There were no changes in the basis in the Company's investment in the first three months of 2021.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	March 31,
	2021	2020	$ Change	% Change
Foreign exchange gain (loss)	$95	$(1,200)	$1,295	(107.9)%
Interest income	81	70	11	15.7%
Rental income	113	98	15	15.3%
Loss on Extinguishment of debt	(250)	—	(250)	(100.0)%
Other income	24	—	24	100.0%
Total Other income (expense)	$63	$(1,032)	$1,095	(106.1)%

Other income (expense) changes were primarily the result of foreign currency gain/loss fluctuations principally related to the fluctuations in the U.K. pound, partially offset by the loss on the extinguishment of debt due to the amendment to remove the convertible equity feature of its convertible debt during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. During the first three months ended 2020 the primary driver of Other income (expense) was the loss on foreign exchange primarily related to the weakening of the British Pound.

Interest Expense

For the three months ended March 31, 2021 and 2020, the Company incurred interest expense of $0.7 million compared to interest for the three months ended March 31, 2020 of $11 thousand. The increase in interest expense in 2021 is related to the increase in notes payable outstanding in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. See note 16 for more information on the Company's notes payable.

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

The income tax expense for the three months ended March 31, 2021 include domestic state minimum taxes.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020 and completed the disposal of Canada's assets in the fourth quarter of 2020. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs. This accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) in 2020 based on updated estimates. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. The Company paid out an additional $0.2 million of termination benefits in the first three months of 2021 and expect to pay the remaining $0.2 million during the remainder of 2021. For more information on the Company's restructuring charges, see Note 1 Nature of Operations, Basis of Presentation and Company Conditions under the Restructuring Charges subheading.

Liquidity and Capital Resources

General

As of March 31, 2021, the Company held Cash and cash equivalents of $34.7 million and Restricted cash of $1.2 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 S-3 filing, seller financing, the issuance of debt and financing through the sale of future revenues. The Company's cash used in operations was more in the first three months of 2021 than in the first three months of 2020 primarily driven by a larger net loss in the first three months of 2021 compared to the first three months of 2020. Major uses of cash in the first three months of 2021 included purchases of property and equipment, completion of the purchase of the VE Technology and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well. In addition, the Company filed an S-3 in February of 2021 which became effective in April 2021 for the possible issuance of additional stock or public debt.

Cash Used in Operations

Cash used in operations of $13.5 million was a $5.8 million increase in cash used compared to the three-month period in 2020. Cash used in operations for the three months ended March 31, 2021 were approximately $6.5 million in the other segment, $5.7 million in the Electric Power and Solar Infrastructure Services segment and $1.3 million in the Integrated Energy Infrastructure Solutions and Services segment. Included in the Other segment is a $0.3 million source of cash related to the former discontinued operations of the Power and Electromechanical segment, which was primarily the collection of trade accounts receivable. This compares to prior year three-month-period cash used of approximately $4.0 million used in the Other segment, $1.7 million used for the Electric Power and Solar Infrastructure Services segment $0.9 million for the Integrated Energy Infrastructure Solutions and Services segment and $1.1 million related to the discontinued Power and Electromechanical segment.

Increased uses of cash in the first three months of 2021 are primarily for merger and acquisition activity in the Other segment in addition to normal administrative costs, cash usage in the Electric Power and Solar Infrastructure Services segment primarily related to ramp-up costs on the Company's Orbital Power Services group, start-up costs by Eclipse Foundation Group, Inc. and cash used by Orbital Solar Services operations. While the Company saw an initial cost increase from Orbital Power Services and Eclipse Foundation Group, Inc., management expects these groups to become cash flow positive, as the business environment normalizes and the Company continues to increase revenue-generating service crews deployed. The Company believes overall cash used in operations will improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Orbital Solar Services when it starts gaining contracts with solar developers including performing as company "of choice" for the recently-formed Black Sunrise Century Fund, which over the next three years is expected to build over 1 gigawatt of solar power.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of the following line items: payment towards accounts payable of $4.3 million was mostly due to timing of payments following increased liquidity after the issuance of $45 million of common stock in January 2021, increased cash used for right of use assets, which are partially offset by increased lease liabilities, related to the ramp up of the Orbital Power Services group and start-up of the Eclipse Foundation Group, Inc. This use of cash was partially offset by an increase of $1.3 million of accrued payables, which included increased accrued compensation of $0.8 million, which included employee performance bonuses. In addition, there was a $1.9 million non-cash fair value adjustment to the cash-settled executive stock appreciation rights. Timing of cash receipts on trade accounts receivable was a $1.7 million source of cash, which related to sources of cash at Orbital Solar Services, Orbital Power Services, and receipts of final sales at CUI-Canada, partially offset by a buildup of receivables at both Orbital Gas Systems and Eclipse Foundation Group. Changes in prepaid expenses of $0.8 million was a source of cash and were due to timing of payments primarily related to changes in prepaid expenses at Orbital-UK, Orbital Power Services, and the Other segment.

During the three months ended March 31, 2021 and 2020, the Company recorded a total of $2.6 million and $3 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The increase in expense during the first three months of 2021 compared to the first three months of 2020 is primarily due to employee stock-based bonuses and increased director stock-based compensation in 2021 compared to director stock-based compensation in the first three months of 2020 when director compensation was being accrued as cash compensation while the structure of their compensation was being evaluated.

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million.

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

Capital Expenditures and Investments

During the first three months of 2021 and 2020, Orbital Energy Group invested $2.9 million and $1.3 million, respectively, in property and equipment. These purchases in 2021 were primarily for capital assets associated with the Company's Orbital Power Services group and Eclipse Foundation Group. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering and research and development, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The Company anticipates further investment in fixed assets during 2021 in support of its on-going business and continued development of product lines, technologies and services.

The Company entered into a $3 million note receivable with Orbital Solar Services during the three months ended March 31, 2020 prior to the April 1 acquisition. This payment became part of the Company's purchase consideration upon the close of the acquisition.

Also during the first three months ended March 31, 2020, the Company made an additional $0.2 million investment in a convertible note receivable from Virtual Power Systems ("VPS").

During the three months ended March 31, 2021 and 2020, Orbital Energy Group invested $0.7 million and $4 thousand, respectively, in other intangible assets. These investments typically include patents, intellectual property rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. The $0.7 million payment in 2021 was the final payment to acquire the intellectual property rights and know-how associated with the VE Technology.

The Company also paid out $2.8 million in the three months ended March 31, 2020 related to a working capital adjustment on the disposition of the domestic power business to Bel Fuse, Inc in accordance with the sale agreement.

Financing Activities

In the three months ended March 31, 2021, the Company issued a total of 15.6 million shares of commons stock in two separate equity raises with a face amount of $45.0 million for which the Company netted $42.4 million after expenses. For the three months ended March 31, 2021, the Company received cash proceeds of $9.7 million for the issuance of debt with a face value of $10.7 million and a stated interest rate of 9% and an estimated effective rate of 19.6%. In the three months ended March 31, 2021 and 2020 the Company made payments on notes payable of $3.2 million and $0.4 million, respectively, including $1.0 million in 2021 toward the seller notes payable related to the April 2020 acquisition of Orbital Solar Services. See Note 16 for more information on the Company's notes payable. In addition, the Company paid $0.4 million in the three months ended March 31, 2021 to close its line of credit that was acquired with the Orbital Solar Services business.

Recap of Liquidity and Capital Resources

At March 31, 2021, the Company had unrestricted cash and cash equivalents balances of $34.7 million. At March 31, 2021, the Company had $1.1 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.1 million and $79 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC), respectively. At March 31, 2021, the Company had cash and cash equivalents of $1.4 million in European bank accounts and $86 thousand in Canadian bank accounts.

The Company had a net loss of $18.0 million and cash used in operating activities of $13.5 million during the three months ended March 31, 2021. As of March 31, 2021, the Company's accumulated deficit is $167.6 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations in 2021.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with Generally Accepted Accounting Principals, ("GAAP"). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2020 Annual Report on Form 10-K filed on March 30, 2021, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

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

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended March 31, 2021
Revenues	73%	27%
Operating expenses	89%	11%

For the Three Months Ended March 31, 2020
Revenues	49%	51%
Operating expenses	74%	26%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three months ended March 31, 2021, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

Brexit Risk

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the European Union (“EU”), entering a transitional period which came to an end on December 31, 2020. During this transitional period, EU law continued to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. Now that the transition has ended, the two sides are free to negotiate new trade agreements. The impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the UK, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by the uncertainty concerning new or modified trading arrangements between the UK and other countries. Any of these developments could negatively affect economic growth or business activity in the UK, the European Union and elsewhere, and could materially and adversely affect our business and results of operations. We continue to closely monitor the negotiations and the impact to foreign currency markets, however we cannot predict the direction of Brexit-related developments or the impact of those developments on our UK operations and the economies of the markets in which we operate.

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

Investments made by the Company are subject to Investment committee Charter and investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue. In 2019, since the equity-method investment in VPS was considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenues concentrations with large customers. Additionally, the Company has a large concentration of cash, trade receivables and revenues in foreign countries including the United Kingdom and Canada. Owning assets in a foreign country exposes the Company to foreign currency risk coupled with liquidity risk. Foreign owned assets may be difficult to timely convert to U.S. dollars if necessary.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2021, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/Prepaid/Cash	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance (in thousands)
January 2021	Common stock	Expense	Four directors	Director compensation	23,148	$50

January 2021	Common stock	Expense	Employee	Employee bonus	11,415	25

February 2021	Common stock	Expense	Consultant	Services	5,625	22

February 2021	Common stock	Cashless exercise	Employee	Stock option exercise	214,596	—
					254,784	$97

Item 5. Other Information.

Debt Agreement

On May 11, 2021, Orbital Energy Group, Inc. (the “Company”) completed a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor an unsecured instrument in the principal amount of $10,715,000 (the “Note”). Upon the closing on May 11, 2021, the Company received gross proceeds of $10,715,000, before fees and other expenses associated with the transaction, including but not limited to, a $700,000 original issue discount payable to the Investor. The net proceeds received by the Company will be used primarily for working capital, future acquisitions, and general corporate purposes.

The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of nine percent (9%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. The Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid.

Beginning six (6) months from the purchase price date, Investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1,000,000 per calendar month, by providing Company with a “Redemption Notice."

The Note Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

The foregoing does not purport to be a complete description of the Note Purchase Agreement and is qualified in its entirety by reference to the full text of such documents and attachments which are attached as Exhibits to this Report and are incorporated by reference herein.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
10.112 [1]	Note Purchase Agreement with institutional investor for issuance of note payable dated May 11, 2021

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 17th day of May, 2021.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)