Form 10-Q
period 2021-06-30
Orbital Energy Group, Inc.
filed 2021-08-16
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 65,264,305 shares of the registrant's common stock, par value $0.001 per share, outstanding as of August 16, 2021.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020

Assets:
Current Assets:
Cash and cash equivalents	$9,626	$3,046
Restricted cash - current	154	452
Trade accounts receivable, net of allowance of $1,205 and $1,227 at June 30, 2021 and December 31, 2020, respectively	12,445	8,487
Inventories	1,722	1,123
Contract assets	6,979	7,860
Note receivable, current portion	44	44
Prepaid expenses and other current assets	4,073	3,786
Total current assets	35,043	24,798

Property and equipment, less accumulated depreciation of $3,135 and $2,158 at June 30, 2021 and December 31, 2020, respectively	14,306	6,395
Investment	1,063	1,063
Right of use assets - Operating leases	13,434	7,054
Right of use assets - Financing leases	4,453	—
Goodwill	19,275	7,006
Other intangible assets, net	35,780	13,697
Restricted cash	1,026	1,026
Note receivable	3,129	3,602
Deposits and other assets	605	1,404
Total assets	$128,114	$66,045

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$5,796	$9,913
Notes payable, current	23,956	12,246
Line of credit	—	441
Operating lease obligations - current portion	3,748	1,784
Financing lease obligations - current portion	1,505	1
Accrued expenses	7,805	5,881
Contract liabilities	4,137	6,810
Total current liabilities	46,947	37,076
Notes payable, less current portion	9,409	5,056
Operating lease obligations, less current portion	9,628	5,211
Financing lease obligations, less current portion	2,976	—
Contingent consideration	720	720
Other long-term liabilities	103	835
Total liabilities	69,783	48,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2021 or December 31, 2020	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 54,051,567 shares issued and 53,698,504 shares outstanding at June 30, 2021 and 31,029,642 shares issued and 30,676,579 shares outstanding at December 31, 2020	54	31
Additional paid-in capital	238,956	171,616
Treasury stock at cost; 353,063 shares held at June 30, 2021 and December 31, 2020	(413)	(413)
Accumulated deficit	(175,846)	(149,681)
Accumulated other comprehensive loss	(4,420)	(4,406)
Total stockholders' equity	58,331	17,147
Total liabilities and stockholders' equity	$128,114	$66,045

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenues	$16,308	$7,775	$25,799	$13,463

Cost of revenues	17,472	6,731	28,269	11,860

Gross profit (loss)	(1,164)	1,044	(2,470)	1,603

Operating expenses:
Selling, general and administrative expense	15,695	6,787	30,155	13,979
Depreciation and amortization	1,415	1,424	2,930	1,831
Research and development	—	28	1	45
(Recovery) provision for bad debt	(3)	2	(22)	8
Other operating income	(9)	—	(9)	—

Total operating expenses	17,098	8,241	33,055	15,863

Loss from operations	(18,262)	(7,197)	(35,525)	(14,260)

Other income (expense)	2,193	234	2,255	(798)
Interest expense	(1,096)	(125)	(1,832)	(136)

Loss from continuing operations before income taxes and net loss of affiliate	(17,165)	(7,088)	(35,102)	(15,194)
Net loss of affiliate	—	(4,360)	—	(4,806)
Loss from continuing operations before income taxes	(17,165)	(11,448)	(35,102)	(20,000)
Income tax benefit	(8,952)	(1,550)	(8,937)	(3,150)

Loss from continuing operations, net of income taxes	(8,213)	(9,898)	(26,165)	(16,850)

Discontinued operations (Note 3)
Income from operations of discontinued power and electromechanical components businesses	—	595	—	109
Income tax expense (benefit)	—	22	—	(35)
Income from discontinued operations, net of income taxes	—	573	—	144

Net loss	$(8,213)	$(9,325)	$(26,165)	$(16,706)

Basic and diluted weighted average common shares outstanding	51,838,830	30,424,896	48,221,943	29,422,813

Loss from continuing operations per common share - basic and diluted	$(0.16)	$(0.33)	$(0.54)	$(0.57)

Income from discontinued operations - basic and diluted	—	0.02	—	—

Loss per common share - basic and diluted	$(0.16)	$(0.31)	$(0.54)	$(0.57)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Six Months
(in thousands)	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net loss	$(8,213)	$(9,325)	$(26,165)	$(16,706)

Other comprehensive income (loss)
Foreign currency translation adjustment	8	(44)	(14)	371
Comprehensive loss	$(8,205)	$(9,369)	$(26,179)	$(16,335)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and issuable for compensation, services and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	47	216,527	(353,063)	(413)	(167,633)	(4,428)	44,100
Common stock issued for acquisition of Gibson Technical Services, Inc.	5,929,267	6	16,926	—	—	—	—	16,932
Common stock issued and issuable for compensation, services and royalty payments	1,282,318	1	5,503	—	—	—	—	5,504
Net loss	—	—	—	—	—	(8,213)	—	(8,213)
Other comprehensive income	—	—	—	—	—	—	8	8
Balance, June 30, 2021	54,051,567	$54	$238,956	(353,063)	$(413)	$(175,846)	$(4,420)	$58,331

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	29	170,115	(353,063)	(413)	(129,615)	(3,956)	36,160
Common stock issued for acquisition of Reach Construction Group, Inc.	2,000,000	2	1,222	—	—	—	—	1,224
Common stock issued for compensation, services, and royalty payments	—	—	4	—	—	—	—	4
Net loss	—	—	—	—	—	(9,325)	—	(9,325)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Balance, June 30, 2020	30,773,748	$31	$171,341	(353,063)	$(413)	$(138,940)	$(4,000)	$28,019

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,165)	$(16,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,295	365
Amortization of intangibles	2,739	1,670
Amortization of note receivable discount	(155)	(142)
Stock-based compensation and expense	8,066	7
Fair value adjustment to liability for stock appreciation rights	2,691	—
Amortization of debt discount	956	—
Gain on extinguishment of debt	(1,677)	—
Non-cash loss on equity method investment in affiliate	—	4,806
(Recovery) provision for bad debt	(22)	8
Deferred income taxes	(8,978)	(1,594)
Inventory reserve	(252)	(17)
Gain on sale of assets	(9)	—
Non-cash unrealized foreign currency gain (loss)	(145)	1,141

Change in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	3,976	749
Inventories	(165)	(792)
Contract assets	(934)	2,343
Prepaid expenses and other current assets	1,390	304
Right of use assets - Operating leases	(5,513)	(283)
Deposits and other assets	4	(991)
Accounts payable	(4,099)	(617)
Operating lease liabilities	5,520	182
Accrued expenses	158	(1,212)
Contract liabilities	(1,450)	1,804
NET CASH USED IN OPERATING ACTIVITIES	(22,769)	(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(21,390)	(2,980)
Purchases of property and equipment	(4,699)	(1,391)
Deposits on financing lease property and equipment	(315)	—
Cash paid for working capital adjustment on Power group disposition	—	(2,804)
Proceeds from sale of property and equipment	56	—
Purchase of other intangible assets	(695)	(5)
Purchase of convertible notes receivable	—	(260)
Purchase of investment	—	(129)
Proceeds from notes receivable	621	—
NET CASH USED IN INVESTING ACTIVITIES	(26,422)	(7,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	100
Payments on line of credit	(441)	—
Payments on financing lease obligations	(289)	(2)
Proceeds from notes payable	19,400	1,924
Payments on notes payable	(5,582)	(846)
Proceeds from sales of common stock	42,376	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,464	1,176

Effect of exchange rate changes on cash	9	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,282	(15,403)
Cash, cash equivalents and restricted cash at beginning of period	4,524	23,351

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,806	$7,948

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$(539)	$39
Interest paid	$710	$37

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$16,932	$8,424
Financing note payable issued for payment on certain insurance policies	$—	$921
Accrued property and equipment purchases	$1,080	$64

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

The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services ("OPS") based in Dallas, Texas, Eclipse Foundation Group based in Gonzales, Louisiana, and Gibson Technical Services ("GTS") based in Atlanta, Georgia. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation (drilled piers), industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains. GTS provides engineering, design, construction and maintenance services to the broadband and wireless telecommunication industries and was acquired by the Company effective April 13, 2021.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Six Months
(in thousands)	Ended June 30,
	2021	2020
Cash and cash equivalents at beginning of period	$3,046	$23,351
Restricted cash at beginning of period (1)	1,478	—
Cash, cash equivalents and restricted cash at beginning of period	$4,524	$23,351

Cash and cash equivalents at end of period	$9,626	$4,370
Restricted cash at end of period (1)	1,180	3,578
Cash, cash equivalents and restricted cash at end of period	$10,806	$7,948

(1) Restrictions on cash at June 30, 2021 and June 30, 2020 relate to collateral for several bank-issued letters of credit for contract guaranties.

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

Company Conditions

Orbital Solar Services has seen increasing customer opportunities including its association with the Black Sunrise Investment fund. The fund has identified through its investors and others, several projects of scale and for which Orbital Solar Services is expected to be awarded significant work. Orbital Power Services began operations during the first quarter of 2020 with work progressing under master service agreements with several new customers. Eclipse Foundation Group began operations in January 2021 and has begun work on projects for utility customers. The Company purchased GTS in the second quarter of 2021 and the acquisition had positive gross margins during the quarter. GTS is expected to be accretive in future quarters. Orbital Gas Systems, Ltd. continues to face issues surrounding COVID-19, Brexit and the overall economy in the United Kingdom. Orbital Gas Systems, North America, Inc. has experienced a significant delay in customer projects and orders related to COVID-19 and the impact of pricing pressure on oil and gas industry customers.

The Company had a net loss of $26.2 million, a negative gross margin of  $2.5 million, and cash used in operating activities of $22.8 million during the six months ended June 30, 2021. As of June 30, 2021, our accumulated deficit is $175.8 million and we had negative working capital of $11.9 million.

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

Upon acquisition of GTS, the Company recorded $12.3 million of goodwill. Goodwill was valued as of April 13, 2021 by a third-party valuation expert and was recorded following the recognition of GTS's tangible assets and liabilities and $22.8 million of identifiable intangible assets. Factors that contributed to the Company's goodwill are GTS's skilled workforce and reputation within its industry. Future synergies are expected with OPS with possibilities including shared equipment, shared engineering labor and telecommunication line work from OPS.

During the three months ended June 30, 2021, the Company completed a quantitative analysis to determine whether it was more likely than not that the fair value of its reporting units were less than their carrying amount, including goodwill. To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The review of goodwill, prepared as of May 31, 2021, determined that there were not indicators present to suggest that it was more likely than not that the fair value of the Orbital Solar Services reporting unit was less than its carrying amount and thus no impairment was necessary during the quarter ended June 30, 2021.

Other Intangible Assets

The following table provides the components of identifiable intangible assets:

Finite-lived intangible assets (in thousands)			June 30, 2021			December 31, 2020
	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Electric Power and Solar Infrastructure Services Segment
Customer Relationships	5 to 10	8.02	$24,722	$(2,510)	$22,212	$8,647	$(1,297)	$7,350
Trade name - Reach Construction Group	1	—	1,878	(1,878)	—	1,878	(1,409)	469
Non-compete agreements	5	3.89	3,597	(820)	2,777	3,212	(482)	2,730
Total Electric Power and Solar Infrastructure Services Segment			30,197	(5,208)	24,989	13,737	(3,188)	10,549

Integrated Energy Infrastructure Solutions and Services Segment
Order backlog	2	—	3,082	(3,082)	-	3,041	(3,041)	-
Trade name - Orbital-UK	10	1.75	1,658	(1,368)	290	1,635	(1,267)	368
Customer list - Orbital-UK	10	1.75	6,444	(5,317)	1,127	6,358	(4,927)	1,431
Technology rights	10	9.54	2,271	(357)	1,914	341	(254)	87
Technology-Based Asset - Know How	12	3.75	2,611	(1,795)	816	2,576	(1,663)	913
Technology-Based Asset - Software	10	1.75	566	(467)	99	558	(433)	125
Computer software	3 to 5	2.26	764	(609)	155	751	(530)	221
Total Integrated Energy Infrastructure Solutions and Services Segment			17,396	(12,995)	4,401	15,260	(12,115)	3,145

Other category
Computer software	3 to 5	0.55	713	(711)	2	713	(710)	3
Product certifications	3	—	36	(36)	—	36	(36)	—
Total Other category			749	(747)	2	749	(746)	3

Total identifiable finite-lived other intangible assets			48,342	(18,950)	29,392	29,746	(16,049)	13,697

Identifiable indefinite-lived other intangible assets

Electric Power and Solar Infrastructure Services Segment
Trade Name - GTS			6,388	—	6,388	—	—	—

Total identifiable other intangible assets			$54,730	$(18,950)	$35,780	$29,746	$(16,049)	$13,697

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects can be severe. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  While the economic effects of COVID-19 are beginning to subside as a higher percentage of people become vaccinated, the highly transmissible delta variant and the slowing rates of vaccination has caused there to be uncertainty regarding the future affects of the pandemic. Events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes the Company's present cash flows along with access to additional debt and equity raises will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In 2020 and the first six months of 2021, the Company has entered into various long and short-term debt agreements (Note 16. Notes Payable). In addition, the Company has secured funding and has an available S-3 registration statement allowing the Company to issue various types of securities including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. Subsequent to June 30, 2021, the Company utilized its registration statement and issued an updated prospectus to issue 10,410,959 additional common shares for an additional $38 million in proceeds before expenses, allowing for up to $112 million on its registration statement to be utilized in the future. The Company used $17.1 million of these proceeds on the acquisition of IMMCO, Inc. in July 2021, which is expected to be immediately accretive to earnings. Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020.  In conjunction with the 2019 sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company will fulfill its backlog obligations and wind down the remaining operations of CUI-Canada during 2020. As of December 31, 2020, the Company had remaining an accrued liability for estimated employee termination costs of $0.4 million related to the discontinued operations. The Company paid out an additional $0.3 million of termination benefits in the first six months of 2021 and expect the remaining $0.1 million to be paid out during the remainder of 2021.

Activity in the termination benefit liability in 2021 is as follows:

CUI-Canada termination benefits (in thousands)

December 31, 2020	$371
Severance payouts	(289)
Translation	6
June 30, 2021	$88

Estimated total termination benefits paid and to be paid	$2,825

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2020 filed with the SEC on March 30, 2021. Changes to the Company's accounting policies are discussed below:

Adoption of new accounting standards

On January 1, 2021, the Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. There was not a material effect on the Company's financial statements due to the Company not having any current financial instruments that are affected by this new guidance.

On January 1, 2021, the Company adopted ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods. The new guidance does not have a material impact on the Company's consolidated financial statements due to the Company currently not having any equity-method investments or any derivative instruments.

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Major classes of line items constituting pretax profit (loss) of discontinued operations:	2021	2020	2021	2020

Revenues	$—	$3,911	$—	$5,944
Cost of revenues	—	(3,261)	—	(5,247)
Selling, general and administrative expense	—	(420)	—	(805)
Other income	—	365	—	217
Pretax income of discontinued operations	—	595	—	109
Income tax (benefit) expense	—	22	—	(35)
Total income from discontinued operations	$—	$573	$—	$144

Net cash used in operating activities of discontinued operations for the six months ended June  30, 2020 was $1.9 million.

There was $0 net cash used in investing activities of discontinued operations for the six months ended June 30, 2020.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Electric Power and Solar Infrastructure Services segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Eclipse Foundation Group. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction, and Gibson Technical Services provides technical implementation, maintenance, emergency and repair support services in the broadband, wireless, and outside plant and building technologies.

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

For our construction contracts, revenue is generally recognized over time. Our construction projects generally use a cost-to-cost input method or an output method to measure our progress towards complete satisfaction of the performance obligation as we believe these methods best depict the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under the output method, progress towards completion is measured based on units or hours of work completed.

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

Under the output method, revenue is determined by actual work achieved. For time and materials jobs, revenue is recognized based on the output of hours of work completed multiplied by the contractual agreed upon rate per hour. For the remainder of jobs under the output method, revenue is earned based on each unit in the contract completed. We construct comprehensive revenue calculations based on quantifiable measures of actual units completed multiplied by the agreed upon contract prices per item completed. Revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the cost-to-cost or output method measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are retainage receivables and amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

Contract liabilities from our construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost or output method measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts and provision for future contract losses for those contracts estimated to close in a gross loss position. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue.

Balances and activity in the current contract liabilities as of and for the six months ended June 30, 2021 and 2020 was as follows:

	For the Six Months
	Ended June 30,
(in thousands)	2021	2020
Total contract liabilities - beginning of period (1)	$6,996	$1,860
Contract additions - acquisition	—	3,201
Other contract additions, net	2,949	3,553
Revenue recognized	(2,608)	(1,741)
Contract settlements	(3,141)	—
Translation	44	(95)
Total contract liabilities - end of period	$4,240	$6,778

	As of June 30,
(in thousands)	2021	2020
Current contract liabilities	$4,137	$6,616
Long-term contract liabilities (2)	103	162
Total contract liabilities	$4,240	$6,778

(1)  For the beginning balance in 2021 and 2020, total contract liabilities included $186 thousand and $192 thousand, respectively that were classified as long term.

(2) Long-term contract liabilities are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 30, 2021, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 13% and 20% of revenues for the three month periods ended June 30, 2021 and 2020, respectively and 16% and 26% for the six month periods ended June 30, 2021 and 2020, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is typically determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months			For the Three Months
	Ended June 30, 2021			Ended June 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$342	$1,817	$2,159	$—	$1,526	$1,526
Revenues recognized over time	11,177	2,972	14,149	4,028	2,221	6,249
Total revenues	$11,519	$4,789	$16,308	$4,028	$3,747	$7,775

	For the Six Months			For the Six Months
	Ended June 30, 2021			Ended June 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$342	$3,685	$4,027	$—	$3,505	$3,505
Revenues recognized over time	16,738	5,034	21,772	4,427	5,531	9,958
Total revenues	$17,080	$8,719	$25,799	$4,427	$9,036	$13,463

The following tables present the Company's revenues disaggregated by region:

	For the Three Months			For the Three Months
	Ended June 30, 2021			Ended June 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$11,519	$879	$12,398	$4,028	$1,547	$5,575
Europe	—	3,916	3,916	—	2,177	2,177
Other	—	(6)	(6)	—	23	23
Total revenues	$11,519	$4,789	$16,308	$4,028	$3,747	$7,775

	For the Six Months			For the Six Months
	Ended June 30, 2021			Ended June 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$17,080	$2,331	$19,411	$4,427	$4,390	$8,817
Europe	—	6,367	6,367	—	4,503	4,503
Other	—	21	21	—	143	143
Total revenues	$17,080	$8,719	$25,799	$4,427	$9,036	$13,463

5.	OTHER INTANGIBLE ASSETS

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

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At June 30, 2021 and December 31, 2020, accrued liabilities included $0.2 million and $0.1 million of accrued inventory payable, respectively. At June 30, 2021 and December 31, 2020, inventory by category is valued net of reserves and consists of:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Finished goods	$246	$255
Raw materials	415	217
Work-in-process	1,061	651
Total inventories	$1,722	$1,123

7.	INVESTMENTS

As of June 30, 2021, the Company had a minority ownership in Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. During the six months ended June 30, 2020, the Company recorded a $0.4 million loss on its equity method investment in VPS. The VPS investment basis at June 30, 2021 and December 31, 2020 was $1.1 million and $1.1 million, respectively, as reflected on the consolidated balance sheets. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has sufficient influence to recognize the investment under the equity method. The investment is held at June 30, 2021 under the cost method of accounting for investments.

The Company made a purchase of a convertible note receivable for $200 thousand from VPS in the six months ended June 30, 2020, which is reflected in investing cash flows on the consolidated statement of cash flows.

8.	LEASES

Consolidated total lease costs were $1.0 million for the three months ended June 30, 2021 and is included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at June 30, 2021 are as follows for the years ended December 31:

(in thousands)
2021 (remaining period)	$2,287
2022	4,387
2023	3,308
2024	1,841
2025	1,171
Thereafter	2,434
Interest portion	(2,052)
Total operating lease obligations	$13,376

Total lease cost and other lease information is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$943	$466	$1,649	$810
Short-term lease cost	52	55	71	76
Variable lease cost	164	101	312	193
Sublease income	(130)	(78)	(243)	(176)
Total lease cost	$1,029	$544	$1,789	$903

Other information - Operating leases (in thousands)	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations in 2020)	$(1,782)	$(1,005)
Right-of-use assets obtained in exchange for new operating lease obligations	$6,851	$1,171
Weighted-average remaining lease term - operating leases (in years)	4.4	6.1
Weighted-average discount rate - operating leases	6.5%	6.6%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Future minimum finance lease obligations are as follows:

(in thousands)
2021 (remaining period)	$871
2022	1,742
2023	1,742
2024	528
2025	4
Thereafter	1
Interest portion	(407)
Total financing lease obligations	$4,481

Total financing lease costs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Depreciation of financing lease assets	$316	$1	$317	$2
Interest on lease liabilities	58	—	58	—
Total finance lease cost	$374	$1	$375	$2

Other information - Financing leases	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(58)	$—
Financing cash flows from financing leases	$(289)	$(2)
Right-of-use assets obtained in exchange for new financing lease obligations	$5,047	$—
Weighted-average remaining lease term - financing leases (in years)	2.8	0.8
Weighted-average discount rate - operating leases	6.5%	5.0%

9.	STOCK-BASED COMPENSATION AND EXPENSE

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's current stock incentive award plan was approved in 2020 following the expiration of its previous stock incentive award plan in 2018. The Company did not issue any stock options during the six months ended June 30, 2021 or 2020. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2020 and filed with the SEC on March 30, 2021. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $8.1 million and $7 thousand, respectively.

Restricted Stock

In March 2021, the Company granted 3 million restricted shares for employee compensation with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in April 2021, one-third of which will vest in April 2022, and one-third of which will vest in April 2023. The Company recorded $4.6 million and $6.6 million in compensation expense related to the partial vesting of these grants in the three and six months ended June 30, 2021, respectively, and total unrecognized share-based compensation for restricted stock was $9.8 million and will be recognized over the remaining vesting period.

Stock Appreciation Rights ("SARs")

In addition to stock-based compensation settled in stock, the Company also has cash settled stock appreciation rights ("SARs") which were granted in June 2020 as described in the Company's Form 10-K filed March 30, 2021 and additional grant made in April 2021 as reflected in the table below. Accrued compensation for SARs at June 30, 2021 and December 31, 2020 were $3.3 million and $0.6 million, respectively and were recorded in accrued expenses within the Condensed Consolidated Balance Sheets. Vesting expense for the three and six months ended June 30, 2021 was $0.8 million and $2.7 million, respectively, compared with $27 thousand, and $27 thousand, respectively, for the three and six months ended June 30, 2020 and was recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Operations.

The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using a binomial lattice valuation model based on the company’s period-end stock price. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The risk-free interest rate is based on the U.S treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs outstanding as of   June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
Expected term of cash-settled SARs (in years)	2.83	3.42
Expected volatility factor	193.97%	210.56%
Risk-free interest rate	0.46%	0.17%

Changes to the company’s non-vested cash-settled SARs during the six months ended June 30, 2021, are as follows:

	Cash-settled SARs	Fair Value Price per Share*
(in thousands)
Non-vested cash-settled SARs at December 31, 2020	748	$2.12
Granted	3,771	4.03
Vested	(500)	4.06
Non-vested cash-settled SARs at June 30, 2021	4,019	$4.06

* weighted-average

10.	SEGMENT REPORTING

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

The Electric Power and Solar Infrastructure Services segment consists of Orbital Solar Services based in Sanford, North Carolina, Orbital Power Services based in Dallas, Texas, Eclipse Foundation Group based in Gonzales, Louisiana, and GTS based in Atlanta, GA. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries.

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

The following information represents segment activity for the three months ended June 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$11,519	$4,789	$—	$16,308
Depreciation and amortization (1)	1,864	413	10	2,287
Interest expense	58	—	1,038	1,096
Loss from operations	(13,714)	(1,141)	(3,407)	(18,262)
Expenditures for long-lived assets (2)	1,706	6	43	1,755

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $0.9 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets.

The following information represents segment activity for the six months ended June 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$17,080	$8,719	$—	$25,799
Depreciation and amortization (1)	3,170	845	19	4,034
Interest expense	74	2	1,756	1,832
Loss from operations	(23,304)	(2,896)	(9,325)	(35,525)
Expenditures for long-lived assets (2)	4,627	710	57	5,394

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $1.1 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets.

The following information represents selected balance sheet items by segment as of June 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$95,189	$18,296	$14,629	$128,114
Goodwill	19,275	—	—	19,275
Other intangible assets, net	31,377	4,401	2	35,780

The following information represents segment activity for the three months ended June 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$4,028	$3,747	$—	$7,775
Depreciation and amortization (1)	1,201	337	11	1,549
Interest expense	121	1	3	125
Loss from operations	(3,015)	(1,621)	(2,561)	(7,197)
Expenditures for long-lived assets (2)	95	1	18	114

(1) For the Electric Power and Solar Infrastructure Services segment, depreciation and amortization includes $0.1 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

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

(1) For the Electric Power and Solar Infrastructure Services segment, depreciation and amortization includes $0.2 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of December 31, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$35,825	$17,094	$13,126	$66,045
Goodwill	7,006	—	—	7,006
Other intangible assets, net	10,550	3,144	3	13,697

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
USA	$12,398	76%	$5,575	72%
United Kingdom	3,683	23%	1,978	25%
All Others	227	1%	222	3%
Total	$16,308	100%	$7,775	100%

(dollars in thousands)	For the Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
USA	$19,411	75%	$8,817	66%
United Kingdom	5,671	22%	4,199	31%
All Others	717	3%	447	3%
Total	$25,799	100%	$13,463	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements for which the Company determined would be material to its balance sheet or statement of operations.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its contingent consideration and convertible note payable as of June 30, 2021 and December 31, 2020 was as follows:

(in thousands)
June 30, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Total liabilities	$—	$—	$720	$720

December 31, 2020	Level 1	Level 2	Level 3	Total
Convertible note payable	$—	$—	$1,955	$1,955
Contingent consideration	—	—	720	720
Total liabilities	$—	$—	$2,675	$2,675

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note payable
Balance at December 31, 2020	$1,955
Loss on extinguishment on amendment to remove convertible feature	250
Amortization of original issue discount	40
Accrued interest	57
Extinguishment of note	(2,302)
Balance at June 30, 2021	$—

There were no transfers between Level 3 and Level 2 in the three months ended June 30, 2021 as determined at the end of the reporting period.

13.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and six months ended June 30, 2021 and June 30, 2020, the assumed exercise of stock options and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options outstanding at June 30, 2021 and 2 million shares of restricted stock were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 0.8 million shares related to stock options outstanding at June 30, 2020 were excluded for the three and six months ended June 30, 2020. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and six months ended June 30, 2021 and 2020.

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Loss from continuing operations, net of income taxes	$(8,213)	$(9,898)	$(26,165)	$(16,850)
Income from discontinued operations, net of income taxes	—	573	—	144

Net loss	$(8,213)	$(9,325)	$(26,165)	$(16,706)

Basic and diluted weighted average number of shares outstanding	51,838,830	30,424,896	48,221,943	29,422,813

Loss from continuing operations per common share - basic and diluted	$(0.16)	$(0.33)	$(0.54)	$(0.57)

Income from discontinued operations - basic and diluted	—	0.02	—	—

Loss per common share - basic and diluted	$(0.16)	$(0.31)	$(0.54)	$(0.57)

14.	INCOME TAXES

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

Total net income tax benefit of $9.0 million and $8.9 million was recorded to the income tax provision from continuing operations for the three and six months ended June 30, 2021, respectively, resulting in an effective tax rate of 52.2% and 25.5%, respectively. The income tax benefit from continuing operations for the three and six months ended June 30, 2021 was as a result of the Company's purchase price allocation related to the April 2021 acquisition of GTS, the Company recorded a $9.0 million deferred tax liability. As a result, the Company recorded a $9.0 million tax benefit for a reduction in prior recorded valuation allowances. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

Total net income tax benefit of $1.6 million and $3.2 million for the three and six months ended June 30, 2020 was allocated under ASC 740-20-45-7 to more than one financial statement component other than continuing operations. In the three months ended June 30, 2020, as a result of the Company's purchase price allocation related to the acquisition of Reach Construction, LLC, the Company recorded a $1.6 million deferred tax liability. As a result, the Company recorded a $1.6 million tax benefit for a reduction in prior recorded valuation allowances.

A net income tax benefit of $1.6 million and $3.2 million was recorded to the income tax provision from continuing operations for the three and six months ended June 30, 2020, respectively, resulting in an effective tax rate of 13.5% and 15.8%, respectively.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Foreign currency translation adjustment	$(4,420)	$(4,406)
Accumulated other comprehensive loss	$(4,420)	$(4,406)

16.	NOTES PAYABLE

Notes payable is summarized as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Note Payable - Financing notes (1)	$100	$1,163
Pay-check protection loans (2)	1,424	1,924
Seller Financed notes payable - Reach Construction Group, LLC acquisition (3)	5,480	6,480
Vehicle and equipment loans (4)	313	195
Non-recourse payable agreements (5)	—	2,699
Notes payable - Institutional investor (6)	24,190	2,245
Conditional settlement notes payable agreement (7)	3,500	3,500
Subtotal	35,007	18,206
Unamortized prepaid financing fees	(1,642)	(904)
Total long-term debt	33,365	17,302
Less: notes payable, current	(23,956)	(12,246)
Notes payable, less current portion	$9,409	$5,056

(1)

Note payable with an original balance for $1.4 million to First Insurance Funding was executed in July 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. The Note had an annual percentage rate of 3.35% with nine monthly payments of approximately $159 thousand and was paid off in the three months ended June 30 ,2021. The Company financed two additional insurance policies in the fourth quarter of 2020 for $0.1 million and $0.4 million, respectively. The smaller of which matured in April 2021 and the other of which will mature in September 2021, and for which had annual interest rates of 3.35% and 4.35%, respectively.

(2)

On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.  The Loans, and interest accrued thereon, is forgivable, partially or in full, if certain conditions are met. The Loans are evidenced by four promissory notes, three with Bank of America, NA which are dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020. The Bank of America notes were to mature two years from funding date of the notes and the Dogwood State Bank note was to mature two years from the note date. Each of the notes bore interest at a fixed rate of 1.0% per annum with payments deferred. Prepayments on the Loans were permitted at any time prior to maturity with no prepayment penalties. All $1.9 million of  the loans outstanding at December 31, 2020 were forgiven in the three months ending June 30, 2021. The remaining $1.4 million of Pay-check Protection loans were acquired as part of the GTS acquisition. The Company has a contingent receivable associated with the remaining PPP loan whereby the Company would be paid by the Sellers of GTS if the remaining PPP loan was not forgiven.

(3)	Includes two seller financed notes payable, one for $5 million and the second for $1.5 million. The $5 million note was amended from its original 18-month term to provide for installments of $1 million paid on March 3, 2021, a second $1 million payment to be made on October 31, 2021 and a final principal payment of $3 million on March 31, 2022. The original payment terms called for the full $5 million principal to be paid no later than November 1, 2021 without separate installments. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes have an interest rate of 6% per annum.

(4)	Includes vehicle and equipment loans with interest rates ranging from 5.74% to 8.99%.

(5)	To refinance an earlier non-recourse note and to provide the Company with additional capital, the Company took out two non-recourse agreements with C6 Capital for the sale of future revenues in the total amount of $3.5 million. These agreements had no stated interest rate and the original issue discount including upfront fees amortized using an effective interest rate of approximately 117%. After combined weekly payments of approximately $54 thousand for the first four weeks, the combined payments increased to approximately $116 thousand until June 2021. As of June 30, 2021, the non-recourse note has been paid off.

(6)	On November 13, 2020, the Company completed a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue to the Investor an unsecured convertible instrument in the principal amount of $2.2 million (the “Convertible Security” or “Note”) to purchase shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) against the payment of the applicable consideration therefore. Upon the closing on November 13, 2020, the Company received gross proceeds of $2.2 million before fees and other expenses associated with the transaction, including but not limited to, a $0.2 million original issue discount payable to the Investor. The net proceeds received by the Company was used primarily for working capital, debt repayment and general corporate purposes. The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of ten percent (10%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid. The creditor may request payment of up to $250 thousand per month beginning 6 months after initial issuance. Original issue discount is amortized over the expected life of the investment at an effective interest rate of approximately 29%. The Company elected the fair value option for this note and as a result did not bifurcate any potential embedded derivatives. In February 2021, the Company negotiated modified terms which effectively removed the convertible option from the note and the Company recorded a $250 thousand loss on extinguishment and its carrying value was $2.4 million at June 30, 2021. See Note 12 for more information on the fair value of this note payable. On March 23, 2021, the Company completed a second note payable with the same institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, an original issue discount of $1.0 million and a carrying value of $10.2 million at June 30, 2021. The note payable is payable within eighteen (18) months after the purchase date and the creditor may request payment of up to $1 million per month beginning 6 months after initial issuance. On May 11, 2021, the Company completed a third note purchase agreement with the institutional investor with a face amount of $10.7 million, a stated interest of 9% per annum and a combined original issue discount and unamortized prepaid fees of $1.0 million and a carrying value of $10.0 million at June 30, 2021. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, Investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1,000,000 per calendar month, by providing Company with a “Redemption Notice," and is payable in full within 18 months of issuance.

(7)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. The full balance of this settlement agreement is still owed as of June 30, 2021. In January 2021, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $1.4 million over approximately 5 months at 12% annual interest rate with the final payment on or before June 30, 2021. This loan was paid off during the three months ended June 30, 2021.

17.	CONCENTRATIONS

The Company's major product lines are energy infrastructure services including natural gas infrastructure solutions and services through Orbital Gas Systems; full-service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services and Eclipse Foundation Group; EPC services that support the development of renewable energy generation focused on utility scale solar construction through Orbital Solar Services; and diversified telecommunications services provided by GTS. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

For the Three Months Ended June 30,
Customer	2021	2020
Customer 1	11%	<10%
Customer 2	<10%	14%
Customer 3	<10%	14%
Customer 4	<10%	10%
Total concentrations	11%	38%

There were no revenue concentrations by customer greater than 10% of consolidated revenue for the six months ended June 30, 2021 or 2020.

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

For the Three Months Ended June 30,
Country	2021	2020
United Kingdom	23%	25%
Total concentrations	23%	25%

For the Six Months Ended June 30,
Country	2021	2020
United Kingdom	22%	31%
Total concentrations	22%	31%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of June 30,	As of December 31,
Customer	2021	2020
Customer 5	27%	<10%
Customer 6	14%	19%
Customer 7	<10%	12%
Customer 8	<10%	11%
Total concentrations	41%	42%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

	As of June 30,	As of December 31,
Country	2021	2020
United Kingdom	14%	21%
Total concentrations	14%	21%

The Company had one supplier concentration of approximately 14% for the three months ended June 30, 2021 and one supplier concentration of approximately 18% in the three months ended June 30, 2020 in the Electric Power and Solar Infrastructure Services segment. The same supplier that was a concentration for the three months ended June 30, 2021 was also a supplier concentration in the six months ended June 30, 2021 in the amount of  approximately 11%. There were no supplier concentrations in the six months ended June 30, 2020.

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

19.	ACQUISITIONS

Acquisition of Gibson Technical Services

Effective April 13, 2021, the Company entered into a share purchase agreement to acquire Gibson Technical Services, an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), dated as of April 13, 2021, between Orbital Energy Group and the shareholders of GTS (the "Seller"). Orbital Energy Group paid $22 million and issued 5,929,267 shares of restricted common stock issued to the Seller ($16.9 million estimated fair value as of April 13, 2021) for a combined total of $38.9 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $12.3 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the six months ended June 30, 2021 were approximately $0.9 million before tax which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

The purchase consideration was as follows:

(in thousands)

Purchase Consideration

Cash payment	$22,000
Orbital Energy common stock issued - 5,929,267 restricted shares	16,932
Total	$38,932

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated preliminary fair values at the date of acquisition.

Purchase price	$38,932

Cash and cash equivalents	$610
Trade accounts receivable	7,871
Contract assets	1,686
Contingent receivable	1,424
Prepaid expenses and other current assets	408
Property and equipment	3,795
Right of use assets - Operating leases	860
Goodwill	12,269
Intangible, customer relationships	16,075
Intangible, trade name	6,388
Intangible, non-compete agreements	385
Other long-term assets	123
Deferred tax liability	(8,978)
Liabilities assumed	(3,984)

Purchase price allocation	$38,932

(in thousands)
Revenue since April 13, 2021 acquisition date	$6,075
Income from continuing operations, net of income taxes since April 13, 2021 acquisition date	9,540	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the three months ended June 30, 2021.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the six months ended June 30, 2021 and 2020 as though the acquisition had been completed as of January 1, 2020.

	For the Six Months Ended June 30,
	2021	2020
Gross revenue	$34,846	$32,953
Loss from continuing operations, net of income taxes	$(27,749)	$(17,575)
Loss from continuing operations per common share - basic and diluted	$(0.53)	$(0.50)

Acquisition of Reach Construction Group, LLC

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC (Renamed "Orbital Solar Services"), an, industry-leading solar construction company. Headquartered in Sanford, NC, Orbital Solar Services is an EPC company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement, dated as of April 1, 2020, between Orbital Energy Group and the Seller. Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to Brandon Martin ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of  April 1, 2020.) The seller notes were subject to a $28.5 million preliminary working capital adjustment.

The purchase consideration was as follows:

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

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of June 30, 2021 the total amount of the outstanding performance and payment bonds was approximately $1.2 million.

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

Exchange agreement to partially pay off note payable

On July 20, 2021, the Company issued 248,509 shares of common stock to an institutional investor, and creditor of the Company in exchange for $1 million to decrease the outstanding balance of a $2.2 million loan originated in November 2020.

Share issuances in a registered offering

On July 21, 2021, the Company issued 10,410,959 shares of common stock at a purchase price of $3.65 per share and $38 million in total before fees to institutional investors with a supplemental prospectus under the S-3 the Company filed in February 2021.

Paycheck Protection Loan Forgiveness

On July 22, 2021, the Company was notified that the Paycheck Protection Program loan acquired as part of the GTS acquisition in the amount of $1.4 million was forgiven. Upon forgiveness, the Company's contingent receivable for the same amount was satisfied with no gain or loss incurred.

Acquisition

On July 28, 2021, the Company’s telecommunication subsidiary, GTS, entered into a definitive share purchase agreement to acquire 100% of IMMCO, Inc. (“IMMCO”), and Atlanta-based privately-owned full-service telecom engineering and network design company providing diversified engineering services and customized software solutions to a global customer base since 1992.

Subject to the terms and conditions set forth in the share purchase agreement, the base purchase price for 100% of the equity ownership of IMMCO is $20,000,000, with the consideration structured as follows:

●

$16.0 million in cash paid at closing less the amount needed to pay certain outstanding debt of IMMCO, and plus or minus the amount needed for estimated closing working capital to equal a 3 to 1 ratio; and

●	874,317 shares of restricted common stock issued to the IMMCO shareholders with an aggregate value of $4,000,000 based upon a per share value of $4.575.

●

The Share purchase agreement provides for the adjustment of the selling price to adjust the final closing working capital at the acquisition date as a post-closing adjustment for net working capital above or below the 3-1 ratio for the closing working capital ratio estimated on the acquisition date and to be finalized within 45 days after the closing date of July 28, 2021. At closing, an additional $1.1 million in cash was paid based on the preliminary closing net working capital.

The acquisition will immediately add revenues and earnings to GTS and to OEG. IMMCO will become a wholly-owned subsidiary of GTS, significantly expanding GTS’s product portfolio and services it can provide to its customers. The Company has not completed the initial purchase price allocation for this transaction as it is still in the preliminary stages of assessing the fair value of the underlying tangible and intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2020 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group is a platform company dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power, and telecommunications infrastructure markets. Orbital Energy Group’s Electric Power and Solar Infrastructure Services segment provides comprehensive network solutions to customers in the electric power, telecommunications and solar industries. This segment includes Orbital Solar Services, Orbital Power Services, the Eclipse Foundation Group, Inc subsidiary launched in the first quarter of 2021 and Gibson Technical Services ("GTS") acquired during the current quarter. GTS is an Atlanta-based telecommunications company that provides diversified telecommunications services on a national basis. Orbital Solar Services (formerly Reach Construction Group, LLC) was acquired by the Company as of April 1, 2020 and provides engineering, procurement and construction services that support the development of renewable energy generation focused on utility scale solar and community solar projects. The Company started its Orbital Power Services operations during the first three months of 2020 as a full-service provider of building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Eclipse Foundation Group, Inc., which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains. The Company has doubled its second-quarter revenue year over year and has almost doubled its revenue for the first six months of 2021 compared to the similar period in 2020. This has been accomplished through the Company's acquisition and organic growth efforts. However, ramp-up costs at Orbital Power Services and start-up costs at Eclipse Foundation Group, Inc. contributed to lower margins and increased SG&A in the Electric Power and Solar Infrastructure Services segment during the three and six months ended June 30, 2021. The Company also continued to incur professional fees related to mergers and acquisitions as the Company continues to pursue both organic growth and growth through acquisitions. The Company's Integrated Energy Infrastructure Solutions and Services Segment include subsidiaries, Orbital Gas Systems, Ltd., and Orbital Gas Systems, North America, Inc., which are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. The three-and six-month periods ended June 30, 2021 for both segments continue to face headwinds due to the COVID-19 pandemic that has caused economic slowdowns throughout the world, but economic activity has begun to improve.

In the first half of 2020, the Company launched Orbital Power Services. The first six months of 2020 included set up costs related to Orbital Power Services and the establishment of the Company's shared services center in Dallas, Texas as well as elevated professional fees related to mergers and acquisitions as the Company pivoted from its legacy Power and Electromechanical business that was divested in the second half of 2019 with the remaining Canada and Japan business being divested in 2020. The second quarter of 2020 was affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world, which hampered growth in its electric power and solar infrastructure ventures. The first three and six months of 2020 also included a $4.4 million and $4.8 million net loss of affiliate in Virtual Power Systems ("VPS"), respectively primarily as a result of a $3.5 million impairment loss on the investment in the three months ended June 30, 2020.

For the three and six months ended June 30, 2021, Orbital Energy Group, Inc. had consolidated loss from operations of $18.3 million and $35.5 million, respectively compared to consolidated loss from operations in the three and six months ended June 30, 2020 of $7.2 million and $14.3 million. During the three and six months ended June 30, 2021, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $8.2 million and $26.2 million, respectively compared to a loss of $9.9 million and $16.9 million, respectively, in the comparable prior year period.

During the three and six months ended June 30, 2021, Orbital Energy Group, Inc. had a consolidated net loss of $8.2 million and $26.2 million, respectively, compared to a consolidated net loss in the three and six months ended June 30, 2020 of $9.3 million and $16.7 million, respectively. The lower net loss for the three months ended June 30, 2021, was primarily the result of a $9.0 million tax benefit related to the acquisition of GTS in the three months ended June 30, 2021. This tax benefit offset higher cost of revenue and selling, general and administrative expense ("SG&A") in the Electric Power and Solar Infrastructure Services and Other segments. Cost increases were associated with the inclusion of GTS since it's April 13, 2021 acquisition and inclusion of the Orbital Solar Services business, acquired April 1, 2020, including amortization costs on both GTS and Orbital Solar Service's acquisition intangibles, the ramp up of the Orbital Power Services and Eclipse Foundation Group operations, and stock-based compensation. As the Company adds new service crews in the Orbital Power Services business, there is a certain amount of upfront costs related to that, including equipment, supplies and training before the new crews can start generating income for the Company. As the Company aggressively has ramped up the Orbital Power Services business, it has absorbed more of these type set-up costs than it will need to once all teams are in place and operating at full capacity. SG&A cost increases in the Other segment relate to vesting and mark to market adjustments on cash-based executive stock appreciation rights and employee performance bonus payments as well as continuing merger and acquisition costs. Partially offsetting the increased costs were decreased costs in the Integrated Infrastructure Solutions and Services segment related to cost saving measures and slightly lower sales volume over the first six months of 2021.

Revenues from continuing operations increased for the three and six months ended June 30, 2021 due to the continued ramp-up of Orbital Power Services, Eclipse Foundation Group and the additions of GTS and Orbital Solar Services.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended June 30, 2021:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%
Revenues	$11,519	100.0%	$4,789	100.0%	$—	—%	$16,308	100.0%
Cost of revenue	14,353	124.6%	3,129	65.3%	(10)	—%	17,472	107.1%
Gross profit (loss)	(2,834)	(24.6)%	1,660	34.7%	10	—%	(1,164)	(7.1)%

Operating expenses:
Selling, general and administrative	9,897	85.9%	2,391	49.9%	3,407	—%	15,695	96.2%
Depreciation and amortization	992	8.6%	413	8.7%	10	—%	1,415	8.7%
Research and development	—	—%	—	—%	—	—%	—	—%
Recovery of bad debt	—	—%	(3)	(0.1)%	—	—%	(3)	—%
Other operating Expenses	(9)	—%	—	—%	—	—%	(9)	—%
Total operating expenses	10,880	94.5%	2,801	58.5%	3,417	—%	17,098	104.9%
Loss from operations	$(13,714)	(119.1)%	$(1,141)	(23.8)%	$(3,407)	—%	$(18,262)	(112.0)%

For the Three Months Ended June 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%
Revenues	$4,028	100.0%	$3,747	100.0%	$—	—%	$7,775	100.0%
Cost of revenue	4,397	109.2%	2,334	62.3%	—	—%	6,731	86.6%
Gross profit (loss)	(369)	(9.2)%	1,413	37.7%	—	—%	1,044	13.4%

Operating expenses:
Selling, general and administrative	1,569	39.0%	2,667	71.2%	2,551	—%	6,787	87.3%
Depreciation and amortization	1,077	26.7%	337	9.0%	10	—%	1,424	18.3%
Research and development	—	—%	28	0.7%	—	—%	28	0.4%
Provision for bad debt	—	—%	2	0.1%	—	—%	2	—%
Total operating expenses	2,646	65.7%	3,034	81.0%	2,561	—%	8,241	106.0%
Loss from operations	$(3,015)	(74.9)%	$(1,621)	(43.3)%	$(2,561)	—%	$(7,197)	(92.6)%

For the Six Months Ended June 30, 2021

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%
Revenues	$17,080	100.0%	$8,719	100.0%	$—	—%	$25,799	100.0%
Cost of revenue	22,471	131.6%	5,844	67.0%	(46)	—%	28,269	109.6%
Gross profit (loss)	(5,391)	(31.6)%	2,875	33.0%	46	—%	(2,470)	(9.6)%

Operating expenses:
Selling, general and administrative	15,856	92.8%	4,947	56.8%	9,352	—%	30,155	116.9%
Depreciation and amortization	2,066	12.1%	845	9.7%	19	—%	2,930	11.3%
Research and development	—	—%	1	—%	—	—%	1	—%
Recovery of bad debt	—	—%	(22)	(0.3)%	—	—%	(22)	(0.1)%
Other operating expenses	(9)	—%	—	—%	—	—%	(9)	—%
Total operating expenses	17,913	104.9%	5,771	66.2%	9,371	—%	33,055	128.1%
Loss from operations	$(23,304)	(136.5)%	$(2,896)	(33.2)%	$(9,325)	—%	$(35,525)	(137.7)%

For the Six Months Ended June 30, 2020

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%
Revenues	$4,427	100.0%	$9,036	100.0%	$—	—%	$13,463	100.0%
Cost of revenue	5,779	130.5%	6,081	67.3%	—	—%	11,860	88.1%
Gross profit (loss)	(1,352)	(30.5)%	2,955	32.7%	—	—%	1,603	11.9%

Operating expenses:
Selling, general and administrative	2,644	59.8%	5,630	62.3%	5,705	—%	13,979	103.8%
Depreciation and amortization	1,077	24.3%	736	8.1%	18	—%	1,831	13.6%
Research and development	—	—%	45	0.5%	—	—%	45	0.3%
Provision for bad debt	—	—%	8	0.1%	—	—%	8	0.1%
Total operating expenses	3,721	84.1%	6,419	71.0%	5,723	—%	15,863	117.8%
Loss from operations	$(5,073)	(114.6)%	$(3,464)	(38.3)%	$(5,723)	—%	$(14,260)	(105.9)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$11,519	$4,028	$7,491	186.0%
Integrated Energy Infrastructure Solutions and Services	4,789	3,747	1,042	27.8%
Total revenues	$16,308	$7,775	$8,533	109.7%

	For the Six Months Ended
Revenues by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$17,080	$4,427	$12,653	285.8%
Integrated Energy Infrastructure Solutions and Services	8,719	9,036	(317)	(3.5)%
Total revenues	$25,799	$13,463	$12,336	91.6%

The revenues for the three and six months ended June 30, 2021 increased compared to the 2020 comparable period primarily due to the additions of GTS and Orbital Solar Services and the ramp up of Orbital Power Services and the start-up of Eclipse Foundation Group, Inc. in the Electric Power and Solar Infrastructure Services segment and an increase in the Integrated Energy Infrastructure solutions and Services in the three months ended June 30, 2021 due to higher revenue in our U.K. operations. This increase was partially offset by lower integration revenues in the U.S. Orbital Gas Systems operations during the three and six month periods. The U.S. markets continues to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customer orders of approximately $281.6 million as of June 30, 2021 and $30.3 million at December 31, 2020. Increases to the backlog are due to the acquisition of GTS, the ramp up of the Orbital Power Services and Eclipse Foundation Group operations and an improved Orbital Solar Services backlog compared to December 31, 2020. The Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $13.3 million as of June 30, 2021, an increase from the  December 31, 2020 backlog of $10.1 million due to the improvement in the business climate in both the U.S. and U.K. markets. Of the June 30, 2021 backlog totals, approximately $124.9 million is expected to be recognized in the twelve months following Q2, consisting of $112.0 million from the Electric Power and Solar Infrastructure Services segment and $12.9 million from the Integrated Energy Infrastructure Solutions and Services segment.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$14,353	$4,397	$9,956	226.4%
Integrated Energy Infrastructure Solutions and Services	3,129	2,334	795	34.1%
Other	(10)	—	(10)	(100.0)%
Total cost of revenues	$17,472	$6,731	$10,741	159.6%

	For the Six Months Ended
Cost of revenues by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$22,471	$5,779	$16,692	288.8%
Integrated Energy Infrastructure Solutions and Services	5,844	6,081	(237)	(3.9)%
Other	(46)	—	(46)	(100.0)%
Total cost of revenues	$28,269	$11,860	$16,409	138.4%

For the three and six months ended June 30, 2021, the cost of revenues as a percentage of revenue increased to 107% and 110% respectively from 87% and 88%, respectively from the prior-year period. This increase was primarily in the Electric Power and Solar Infrastructure Services segment and was attributable to ramp-up costs at the Company's Orbital Power Services group, start-up costs at Eclipse Foundation Group, Inc. and lower margin projects during the period for Orbital Solar Services. Ramp-up costs have included onboarding personnel, equipment and supplies in advance of projected work in order to obtain the necessary resources in a competitive market as we prepare for forward demand expectations. Additionally, adverse weather negatively impacted several of Orbital Power Services' fixed price jobs in the first quarter of 2021, which are now complete. Margin percentages will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects including emergency response services, new crew onboarding costs, Orbital Solar Services solar projects, the competitive markets in which the Company competes, and foreign exchange rates. The three and six months ended June 30, 2020 were also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects improvement in margins during 2021 as Orbital Power Services and Eclipse Foundation Group continue to gain efficiencies and increase revenues, GTS is included going forward and benefits from its recently announced acquisition of IMMCO, as companies continue to learn to cope with the COVID-19 pandemic, and several large Orbital Solar Services solar projects begin.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$9,897	$1,569	$8,328	530.8%
Integrated Energy Infrastructure Solutions and Services	2,391	2,667	(276)	(10.3)%
Other	3,407	2,551	856	33.6%
Total selling, general and administrative expense	$15,695	$6,787	$8,908	131.3%

	For the Six Months Ended
Selling, general, and administrative expense by Segment or Category	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$15,856	$2,644	$13,212	499.7%
Integrated Energy Infrastructure Solutions and Services	4,947	5,630	(683)	(12.1)%
Other	9,352	5,705	3,647	63.9%
Total selling, general and administrative expense	$30,155	$13,979	$16,176	115.7%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product and service lines including GTS, Orbital Solar Services, Orbital Power Services, Orbital Gas Systems, Orbital Telecom Services and other new product and service introductions.

During the three and six months ended June 30, 2021, SG&A increased $8.9 million and $16.2 million, respectively, compared to the prior-year comparative period. The increase in SG&A for the quarter and year-to-date periods was due to increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to ramp-up costs at Orbital Power Services group, which included increased payroll and insurance costs and start-up costs at Eclipse Foundation Group, as well as $4.6 million and $6.6 million of employee stock-based compensation vesting expense, for the three and six month periods, respectively.  The addition of GTS in April 2021 and Orbital Solar Services in April 2020 compared to the first six months of 2020, which was prior to the GTS acquisition and only included Orbital Solar Services for three of the six months ended June 30, 2020, also contributed to the increase in SG&A costs. Also contributing to the increase were increased corporate costs in the Other segment due to an increase in the mark to market adjustment to the executive cash-based stock appreciation rights and employee performance bonuses. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment due to cost saving measures.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$1,864	$1,201	$663	55.2%
Integrated Energy Infrastructure Solutions and Services	413	337	76	22.6%
Other	10	11	(1)	(9.1)%
Total depreciation and amortization	$2,287	$1,549	$738	47.6%

	For the Six Months Ended
Depreciation and amortization by Segment	June 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$3,170	$1,280	$1,890	147.7%
Integrated Energy Infrastructure Solutions and Services	845	736	109	14.8%
Other	19	19	—	0.0%
Total depreciation and amortization	$4,034	$2,035	$1,999	98.2%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and six months ended June 30, 2021 were up compared to the three and six months ended June 30, 2020 primarily due to additional amortization in the Electric Power and Solar Infrastructure Services segment including Orbital Solar Services and GTS acquisition intangibles and depreciation of equipment used by Orbital Power Services and Eclipse Foundation Group, Inc, which began operations in the first quarter of 2020, and 2021, respectively, and have both been ramping up their capital expenditures as more crews are added to OPS and Eclipse.

Equity Method/Cost Method Investment

The Company owns a cost-basis investment in VPS with a book value at June 30, 2021 of $1.1 million. Through June 30, 2020, the Company accounted for its investment in VPS under the equity method of accounting and accordingly recorded income or loss of affiliate based on the equity method of accounting. The Company recorded losses in the three and six months ended June 30, 2020 of $4.4 million and $4.8 million, respectively, related to its share of VPS's loss. Due to additional outside investments into VPS during the third quarter of 2020, which diluted OEG's ownership percentage coupled with increased board seats reducing OEG's board influence, the Company's management determined that it no longer met the qualification of having significant influence necessary to record its investment under the equity method of accounting. Following this change, the Company has recorded its investment under the cost method of accounting. There were no changes in the basis in the Company's investment in the three and six months ended June 30, 2021.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	June 30,
	2021	2020	$ Change	% Change
Foreign exchange gain	$37	$81	$(44)	(54.3)%
Interest income	82	75	7	9.3%
Rental income	130	78	52	66.7%
Gain on extinguishment of debt	1,939	—	1,939	100.0%
Other income	5	—	5	100.0%
Total Other income (expense)	$2,193	$234	$1,959	837.2%

	For the Six Months Ended
Other Income (Expense), net	June 30,
	2021	2020	$ Change	% Change
Foreign exchange gain (loss)	$131	$(1,119)	$1,250	(111.7)%
Interest income	163	145	18	12.4%
Rental income	243	176	67	38.1%
Gain on extinguishment of debt	1,689	—	1,689	100.0%
Other income	29	—	29	100.0%
Total Other income (expense)	$2,255	$(798)	$3,053	(382.6)%

Other income (expense) changes were primarily the result of $1.9 million gain on extinguishment of debt due to the forgiveness by the U.S. government of certain payroll protection loans. For the six month period, the gain on extinguishment was partially offset by the loss on the extinguishment of debt due to the amendment to remove the convertible equity feature of its convertible debt during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Foreign currency gain/loss fluctuations in the six month periods principally related to the weakening U.K. pound in the first quarter of 2020.

Interest Expense

For the three and six months ended June 30, 2021, the Company incurred interest expense of $1.1 million and $1.8 million, respectively compared to interest for the three and six months ended June 30, 2020 of $0.1 million and $0.1 million, respectively. The increase in interest expense in 2021 is related to the increase in notes payable outstanding in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. See note 16 for more information on the Company's notes payable.

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

In the three months ended June 30, 2021, as a result of the assets acquired and liabilities assumed related to the acquisition of GTS, the Company recorded a $9.0 million deferred tax liability. As a result, the Company recorded a $9.0 million tax benefit for a reduction in prior recorded valuation allowances.

In the three months ended June 30, 2020, as a result of the assets acquired and liabilities assumed related to the acquisition of Reach Construction, LLC, the Company recorded a $1.6 million deferred tax liability. As a result, the Company recorded a $1.6 million tax benefit for a reduction in prior recorded valuation allowances.

For the three and six months ended June 30, 2020, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to more than one financial statement component other than continuing operations. Prior period comparative allocations have also been made.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020 and completed the disposal of Canada's assets in the fourth quarter of 2020. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs. This accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) in 2020 based on updated estimates. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. The Company paid out an additional $0.3 million of termination benefits in the first six months of 2021 and expect to pay the remaining $0.1 million during the remainder of 2021. For more information on the Company's restructuring charges, see Note 1 Nature of Operations, Basis of Presentation and Company Conditions under the Restructuring Charges subheading.

Liquidity and Capital Resources

General

As of June 30, 2021, the Company held cash and cash equivalents of $9.6 million and restricted cash of $1.2 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 S-3 filing, seller financing, the issuance of debt and financing through the sale of future revenues. The Company's cash used in operations was more in the first six months of 2021 than in the first six months of 2020 primarily driven by a larger net loss in the first six months of 2021 compared to the first six months of 2020. Major uses of cash in the first six months of 2021 included the acquisitions of Gibson Technical Services, purchases of property and equipment, completion of the purchase of the VE Technology and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well. In addition, the Company filed an S-3 in February of 2021 which became effective in April 2021 for the possible issuance of additional stock or public debt. In July, 2021, the Company issued 10,410,959 shares of common stock at $3.65 a share for a total raise of $38.0 million before expenses.

Cash Used in Operations

Cash used in operations of $22.8 million was a $13.8 million increase in cash used compared to the six-month period in 2020. Cash used in operations for the six months ended June 30, 2021 were approximately $10.9 million in the other segment, $10.3 million in the Electric Power and Solar Infrastructure Services segment and $1.6 million in the Integrated Energy Infrastructure Solutions and Services segment. Included in the Other segment is a $0.3 million source of cash related to the former discontinued operations of the Power and Electromechanical segment, which was primarily the collection of trade accounts receivable. This compares to prior year six-month-period cash used of approximately $6.1 million used in the Other segment, $1.3 million used for the Electric Power and Solar Infrastructure Services segment $0.3 million provided by the Integrated Energy Infrastructure Solutions and Services segment and $1.9 million used related to the discontinued Power and Electromechanical segment.

Increased uses of cash in the first six months of 2021 are primarily for costs associated with mergers and acquisitions in the Electric Power and Solar Infrastructure Services segment in addition to normal administrative costs, cash usage in the Electric Power and Solar Infrastructure Services segment primarily related to ramp-up costs on the Company's Orbital Power Services group, start-up costs by Eclipse Foundation Group, Inc. and cash used by Orbital Solar Services operations. The Company believes that revenue generated by Gibson Technical Services will improve cash flow from operating activities. While the Company saw an initial cost increase from Orbital Power Services and Eclipse Foundation Group, Inc., management expects these groups to become cash flow positive, as the business environment normalizes and the Company continues to increase revenue-generating service crews deployed. The Company believes overall cash used in operations will improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Orbital Solar Services when it begins work on contracts with solar developers including performing as company "of choice" for the recently-formed Black Sunrise Century Fund, which over the next three years is expected to build over 1 gigawatt of solar power.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of the following line items: payment towards accounts payable of $4.1 million was mostly due to timing of payments following increased liquidity after the issuance of $45 million of common stock in January 2021, increased cash used for right of use assets, which are partially offset by increased lease liabilities, related to the ramp up of the Orbital Power Services group and start-up of the Eclipse Foundation Group, Inc. In addition, there was a $2.7 million non-cash fair value adjustment to the cash-settled executive stock appreciation rights. Timing of cash receipts on trade accounts receivable was a $4.0 million source of cash, which related to sources of cash at Orbital Solar Services, Orbital Power Services, Gibson Technical Services and receipts of final sales at CUI-Canada, partially offset by a buildup of receivables at Orbital-UK, Orbital Gas Systems and Eclipse Foundation Group. Changes in prepaid expenses of $1.4 million was a source of cash and were due to timing of payments primarily related to changes in prepaid expenses at Orbital-UK, Orbital Power Services, and the Other segment.

During the six months ended June 30, 2021 and 2020, the Company recorded a total of $8.1 million and $7 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The increase in expense during the first six months of 2021 compared to the first six months of 2020 is primarily due to employee stock-based bonuses and increased director stock-based compensation in 2021 compared to director stock-based compensation in the six three months of 2020 when director compensation was being accrued as cash compensation while the structure of their compensation was being evaluated.

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before expenses.

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

Capital Expenditures and Investments

During the first six months of 2021 and 2020, Orbital Energy Group invested $4.7 million and $1.4 million, respectively, in property and equipment. These purchases in 2021 were primarily for capital assets associated with the Company's Orbital Power Services group and Eclipse Foundation Group. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the six months ended June 30, 2021 and 2020, the Company paid cash for acquisitions, net of cash received of $21.4 million and $3.0 million respectively. The Company anticipates further investment in fixed assets and acquisitions during 2021 in support of its on-going business and continued development of its infrastructure services operations.

The Company entered into a $3 million note receivable with Orbital Solar Services during the three months ended March 31, 2020 prior to the April 1 acquisition. This payment became part of the Company's purchase consideration upon the close of the acquisition.

Also the Company made an additional $0.3 million investment in a convertible note receivable from Virtual Power Systems ("VPS") in the six months ended June 30, 2020 including payments made related to the Company's transition agreement with VPS.

During the six months ended June 30, 2021 and 2020, Orbital Energy Group invested $0.7 million and $5 thousand, respectively, in other intangible assets. These investments typically include patents, intellectual property rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. The $0.7 million payment in 2021 was the final payment to acquire the intellectual property rights and know-how associated with the VE Technology.

The Company also paid out $2.8 million in the six months ended June 30, 2020 related to a working capital adjustment on the disposition of the domestic power business to Bel Fuse, Inc in accordance with the sale agreement.

Financing Activities

In the three months ended March 31, 2021, the Company issued a total of 15.6 million shares of commons stock in two separate equity raises with a face amount of $45.0 million for which the Company netted $42.4 million after expenses. For the six months ended June 30, 2021, the Company received cash proceeds of $19.0 million for the issuance of debt with a face value of $21.74 million and a stated interest rate of 9% and an estimated effective rate of 19.6%. In the six months ended June 30, 2021 and 2020 the Company made payments on notes payable of $5.6 million and $0.8 million, respectively, including $1.0 million in 2021 toward the seller notes payable related to the April 2020 acquisition of Orbital Solar Services. See Note 16 for more information on the Company's notes payable. In addition, the Company paid $0.4 million in the three months ended March 31, 2021 to close its line of credit that was acquired with the Orbital Solar Services business.

Recap of Liquidity and Capital Resources

At June 30, 2021, the Company had unrestricted cash and cash equivalents balances of $9.6 million. At June 30, 2021 the Company had $2.0 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.1 million and $74 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC), respectively. At June 30, 2021, the Company had cash and cash equivalents of $1.8 million in European bank accounts and $74 thousand in Canadian bank accounts.

The Company had a net loss of $26.2 million and cash used in operating activities of $22.8 million during the six months ended June 30, 2021. As of June 30, 2021, the Company's accumulated deficit is $175.8 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company issued $38 million of equity in July 2021. The Company may issue additional debt or equity to support continuing operations and acquisition efforts in 2021.

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

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended June 30, 2021
Revenues	76%	24%
Operating expenses	91%	9%

For the Three Months Ended June 30, 2020
Revenues	67%	33%
Operating expenses	82%	18%

		British Pound
	U.S. Dollar	Sterling
For the Six Months Ended June 30, 2021
Revenues	75%	25%
Operating expenses	90%	10%

For the Six Months Ended June 30, 2020
Revenues	59%	41%
Operating expenses	78%	22%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three and six months ended June 30, 2021, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Investments made by the Company are subject to Investment committee Charter and investment policy, which limits the Company’s risk of loss exposure by setting appropriate credit quality requirements for investments held, limiting maturities to be 1 year or less, and also setting appropriate concentration levels to prevent concentrations. This includes a requirement that no more than 3% of the portfolio, or $0.5 million, whichever is greater, may be invested in one particular issue. In 2019, since the investment in VPS was considered a strategic investment, the board and management reviewed and approved the investment above the board set limit for individual issuers.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenues concentrations with large customers. Additionally, the Company has a large concentration of cash, trade receivables and revenues in foreign countries including the United Kingdom. Owning assets in a foreign country exposes the Company to foreign currency risk coupled with liquidity risk. Foreign owned assets may be difficult to timely convert to U.S. dollars if necessary.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the six months ended June 30, 2021, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares		Grant date fair value recorded at issuance (in thousands)
January, April, and May 2021	Common stock	Expense	Four directors	Director compensation	118,672		$541
January, April, and May 2021	Common stock	Expense	3 Employees	Employee bonuses	1,016,613		6,638
February and June 2021	Common stock	Expense	2 Consultants	Services	184,516		865
February 2021	Common stock	Cashless exercise	Employee	Stock option exercise	214,596	*	—
April and June 2021	Common stock	Acquisition	Various GTS sellers	GTS Acquisition	5,929,267		16,932
May 2021	Common stock	Expense	Consultant	Royalty	2,705		12
Total other equity transactions					7,466,369		$24,988

*  The cashless exercise consisted of an exercise of 552,663 shares for which 338,067 of those share options were returned to the Company in return for the 214,596 shares issued. Expense related to these stock options were recorded in prior periods as they were fully vested.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
10.113	Exchange Agreement between Streeterville Capital, LLC and Orbital Energy Group, Inc.

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	Inline XBRL Instance Document

101.SCH [1]	Inline XBRL Taxonomy Extension Schema Document

101.CAL [1]	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 16th day of August 2021.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)