Form 10-Q
period 2021-09-30
Orbital Energy Group, Inc.
filed 2021-11-15
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 66,652,211 shares of the registrant's common stock, par value $0.001 per share, outstanding as of November 15, 2021.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020

Assets:
Current Assets:
Cash and cash equivalents	$11,179	$3,046
Restricted cash - current	150	452
Trade accounts receivable, net of allowance of $1,348 and $1,227 at September 30, 2021 and December 31, 2020, respectively	22,953	8,487
Inventories	1,790	1,123
Contract assets	9,048	7,860
Note receivable, current portion	44	44
Prepaid expenses and other current assets	5,926	3,786
Total current assets	51,090	24,798

Property and equipment, less accumulated depreciation of $3,814 and $2,158 at September 30, 2021 and December 31, 2020, respectively	14,800	6,395
Investment	1,063	1,063
Right of use assets - Operating leases	12,880	7,054
Right of use assets - Financing leases	11,238	-
Goodwill	30,337	7,006
Other intangible assets, net	41,304	13,697
Restricted cash	1,026	1,026
Note receivable	3,210	3,602
Deposits and other assets	1,083	1,404
Total assets	$168,031	$66,045

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$7,710	$9,913
Notes payable, current	25,175	12,246
Line of credit	—	441
Operating lease obligations - current portion	3,895	1,784
Financing lease obligations - current portion	3,805	1
Accrued expenses	10,290	5,881
Contract liabilities	4,188	6,810
Total current liabilities	55,063	37,076
Notes payable, less current portion	4,854	5,056
Operating lease obligations, less current portion	8,897	5,211
Financing lease obligations, less current portion	7,561	—
Contingent consideration	720	720
Other long-term liabilities	69	835
Total liabilities	77,164	48,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2021 or December 31, 2020	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 66,161,108 shares issued and 65,808,045 shares outstanding at September 30, 2021 and 31,029,642 shares issued and 30,676,579 shares outstanding at December 31, 2020	66	31
Additional paid-in capital	281,498	171,616
Treasury stock at cost; 353,063 shares held at September 30, 2021 and December 31, 2020	(413)	(413)
Accumulated deficit	(185,993)	(149,681)
Accumulated other comprehensive loss	(4,291)	(4,406)
Total stockholders' equity	90,867	17,147
Total liabilities and stockholders' equity	$168,031	$66,045

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenues	$30,919	$13,615	$56,718	$27,078

Cost of revenues	27,131	11,261	55,400	23,121

Gross profit	3,788	2,354	1,318	3,957

Operating expenses:
Selling, general and administrative expense	13,701	7,179	43,856	21,158
Depreciation and amortization	1,738	1,454	4,668	3,285
Research and development	1	6	2	51
Provision for bad debt	87	15	65	23
Other operating (income) expense	(6)	23	(15)	23

Total operating expenses	15,521	8,677	48,576	24,540

Loss from operations	(11,733)	(6,323)	(47,258)	(20,583)

Other income	754	860	3,009	62
Interest expense	(1,266)	(333)	(3,098)	(469)

Loss from continuing operations before income taxes and net loss of affiliate	(12,245)	(5,796)	(47,347)	(20,990)
Net loss of affiliate	—	—	—	(4,806)
Loss from continuing operations before income taxes	(12,245)	(5,796)	(47,347)	(25,796)
Income tax benefit	(2,098)	(61)	(11,035)	(3,211)

Loss from continuing operations, net of income taxes	(10,147)	(5,735)	(36,312)	(22,585)

Discontinued operations
Income from operations of discontinued power and electromechanical components businesses	—	3,403	—	3,512
Income tax expense	—	870	—	835
Income from discontinued operations, net of income taxes	—	2,533	—	2,677

Net loss	$(10,147)	$(3,202)	$(36,312)	$(19,908)

Basic and diluted weighted average common shares outstanding	62,823,330	30,430,422	53,142,557	29,761,135

Loss from continuing operations per common share - basic and diluted	$(0.16)	$(0.19)	$(0.68)	$(0.76)

Income from discontinued operations - basic and diluted	—	0.08	—	0.09

Loss per common share - basic and diluted	$(0.16)	$(0.11)	$(0.68)	$(0.67)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands)	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,147)	$(3,202)	$(36,312)	$(19,908)

Other comprehensive income (loss)
Foreign currency translation adjustment	129	(177)	115	194
Reclassification from sale of business	—	(14)	—	(14)
Comprehensive loss	$(10,018)	$(3,393)	$(36,197)	$(19,728)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and issuable for compensation, services and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	47	216,527	(353,063)	(413)	(167,633)	(4,428)	44,100
Common stock issued for acquisition of Gibson Technical Services, Inc.	5,929,267	6	16,926	—	—	—	—	16,932
Common stock issued and issuable for compensation, services and royalty payments	1,282,318	1	5,503	—	—	—	—	5,504
Net loss	—	—	—	—	—	(8,213)	—	(8,213)
Other comprehensive income	—	—	—	—	—	—	8	8
Balance, June 30, 2021	54,051,567	54	238,956	(353,063)	(413)	(175,846)	(4,420)	58,331
Issuance of common stock via equity raise	10,410,959	10	35,660	—	—	—	—	35,670
Common stock issued for acquisition of IMMCO, Inc.	874,317	1	2,543	—	—	—	—	2,544
Common stock issued and issuable for compensation, services and royalty payments	86,660	—	1,765	—	—	—	—	1,765
Common stock issued for debt repayment	737,605	1	2,574	—	—	—	—	2,575
Net loss	—	—	—	—	—	(10,147)	—	(10,147)
Other comprehensive loss	—	—	—	—	—	—	129	129
Balance, September 30, 2021	66,161,108	$66	$281,498	(353,063)	$(413)	$(185,993)	$(4,291)	$90,867

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2019	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117

Common stock issued for royalty payments	37,312	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	(7,381)	—	(7,381)
Other comprehensive income	—	—	—	—	—	—	415	415
Balance, March 31, 2020	28,773,748	29	170,115	(353,063)	(413)	(129,615)	(3,956)	36,160
Common stock issued for acquisition of Orbital Solar Services	2,000,000	2	1,222	—	—	—	—	1,224
Common stock issued for compensation, services, and royalty payments	—	—	4	—	—	—	—	4
Net loss	—	—	—	—	—	(9,325)	—	(9,325)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Balance, June 30, 2020	30,773,748	31	171,341	(353,063)	(413)	(138,940)	(4,000)	28,019
Common stock issued for royalty payments	—	—	3	—	—	—	—	3
Net loss	—	—	—	—	—	(3,202)	—	(3,202)
Other comprehensive income	—	—	—	—	—	—	(191)	(191)
Balance, September 30, 2020	30,773,748	$31	$171,344	(353,063)	$(413)	$(142,142)	$(4,191)	$24,629

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,312)	$(19,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,671	573
Amortization of intangibles	4,262	3,043
Amortization of note receivable discount	(237)	(214)
Stock-based compensation and expense	9,833	12
Fair value adjustment to liability for stock appreciation rights	2,543	—
Amortization of debt discount	2,016	—
Gain on extinguishment of debt	(2,400)	—
Non-cash loss on equity method investment in affiliate	—	4,806
Gain on sale of business	—	(14)
Provision for bad debt	65	23
Deferred income taxes	(11,176)	(1,195)
Inventory reserve	(291)	(185)
(Gain) loss on sale of assets	(15)	23
Non-cash unrealized foreign currency gain	233	516

Change in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(5,396)	(3,273)
Inventories	(189)	2,601
Contract assets	(2,077)	(526)
Prepaid expenses and other current assets	1,944	286
Right of use assets/lease liabilities, net	(21)	(152)
Deposits and other assets	(259)	(1,184)
Accounts payable	(2,529)	351
Accrued expenses	1,950	1,264
Contract liabilities	(1,421)	3,227
NET CASH USED IN OPERATING ACTIVITIES	(36,806)	(9,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(36,890)	(2,981)
Purchases of property and equipment	(6,594)	(1,474)
Deposits on financing lease property and equipment	(481)	—
Cash paid for working capital adjustment on Power group disposition	—	(2,804)
Sale of discontinued operations, net of cash	—	(227)
Proceeds from sale of property and equipment	93	94
Purchase of other intangible assets	(702)	(10)
Purchase of convertible notes receivable	—	(260)
Purchase of investment	—	(210)
Proceeds from notes receivable	621	—
NET CASH USED IN INVESTING ACTIVITIES	(43,953)	(7,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	100
Payments on line of credit	(441)	(99)
Payments on financing lease obligations	(897)	(3)
Proceeds from notes payable	19,400	3,864
Payments on notes payable	(7,490)	(1,747)
Proceeds from sales of common stock	78,046	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,618	2,115

Effect of exchange rate changes on cash	(28)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,831	(15,703)
Cash, cash equivalents and restricted cash at beginning of period	4,524	23,351

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$12,355	$7,648

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$(439)	$103
Interest paid	$851	$268

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$19,476	$8,424
Financing note payable issued for payment on certain insurance policies	$2,234	$2,329
Accrued property and equipment purchases	$882	$267
Assets acquired via financing leases	$12,190	$—

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

The Electric Power and Solar Infrastructure Services segment consists of Orbital Power Services, Orbital Solar Services and Orbital Telecom Services. The segment provides comprehensive network solutions to customers in the electric power, telecom and solar industries. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather, and drilled shaft foundation construction services. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Orbital Telecom Services began operations in April 2021 with the acquisition of Gibson Technical Services ("GTS"). Services provided by Orbital Telecom Services include the engineering, design, construction and maintenance services to the broadband and wireless telecommunications industries.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Nine Months
(in thousands)	Ended September 30,
	2021	2020
Cash and cash equivalents at beginning of period	$3,046	$23,351
Restricted cash at beginning of period (1)	1,478	—
Cash, cash equivalents and restricted cash at beginning of period	$4,524	$23,351

Cash and cash equivalents at end of period	$11,179	$4,060
Restricted cash at end of period (1)	1,176	3,588
Cash, cash equivalents and restricted cash at end of period	$12,355	$7,648

(1) Restrictions on cash at September 30, 2021 and September 30, 2020 relate to collateral for several bank-issued letters of credit for contract guaranties.

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

Reclassifications

Certain reclassifications have been made to the 2020 classifications in order to conform to the 2021 presentation.

Company Conditions

Orbital Solar Services has seen increasing customer opportunities including its association with the Black Sunrise Investment fund. The fund has identified through its investors and others, several projects of scale and for which Orbital Solar Services is expected to be awarded significant work. Orbital Power Services began operations during the first quarter of 2020 with work progressing under master service agreements with several new customers, and extended the service capabilities in January 2021 to include drilled shaft foundation construction services. Orbital Telecom Services began operations in the second quarter of 2021 with the acquisition of GTS which had a positive impact on margins during the quarter and year-to-date periods. Orbital Gas Systems continues to face issues surrounding COVID-19, the overall economy in the United Kingdom, and the impact of pricing pressure on oil and gas industry customers.

The Company had a net loss of $36.3 million, a gross margin of $1.3 million, and cash used in operating activities of $36.8 million during the nine months ended September 30, 2021. As of September 30, 2021, our accumulated deficit is $186.0 million and we had negative working capital of  $4.0 million.

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

Upon acquisition of GTS, the Company recorded $12.3 million of goodwill. Goodwill was valued as of April 13, 2021 by a third-party valuation expert and was recorded following the recognition of GTS's tangible assets and liabilities and $22.8 million of identifiable intangible assets. Factors that contributed to the Company's goodwill are GTS's skilled workforce and reputation within its industry. Future synergies are expected with OPS with possibilities including shared equipment, shared engineering labor and telecommunication line work from OPS. Upon acquisition of IMMCO, the company recorded $11.0 million of goodwill. Goodwill was valued as of July 28, 2021 by a third-party valuation expert and was recorded following the recognition of IMMCO'S tangible assets and liabilities and $6.6 million of identifiable intangible assets. Factors that contributed to the Company's goodwill are skilled workforce, reputation with its industry and significant synergies to our telecom platform, GTS, by expanding the depth and breadth of the customer solutions we provide in a market with significant multi-year momentum driven by the rollout of 5G spectrum.

The Company tests for impairment of Indefinite-lived intangibles and Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment of impairment for indefinite-lived assets at May 31, 2021 followed the guidance in ASC 350-30-35-18A and 18B and determined there was no impairment of indefinite-lived intangibles at that time.

Under current accounting guidance, Orbital Energy Group is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of factors to consider in conducting the qualitative assessment. The Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for impairment of goodwill as of May 31, 2021, management completed a quantitative analysis on the OSS reporting unit to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The review of goodwill, prepared as of  May 31, 2021, determined that there were not indicators present to suggest that it was more likely than not that the fair value of the Orbital Solar Services . In addition, we evaluated the OSS and GTS reporting units for possible triggering events of possible impairment as of the end of the quarter ended September 30, 2021, noting none.

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects can be severe. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  While the economic effects of COVID-19 are beginning to subside as a higher percentage of people become vaccinated, the highly transmissible delta variant and the slowing rates of vaccination has caused there to be uncertainty regarding the future affects of the pandemic. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes with the Company's present cash flows along with access to additional debt and equity raises OEG will meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In 2020 and the first nine months of 2021, the Company has entered into various long and short-term debt agreements (Note 16. Notes Payable). In addition, the Company has secured funding and has an available S-3 registration statement allowing the Company to issue various types of securities including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. In July 2021, the Company utilized its registration statement and issued an updated prospectus to issue 10,410,959 additional common shares for an additional $38 million in proceeds before expenses, allowing for up to $112 million on its registration statement to be utilized in the future. The Company used $17.1 million of these proceeds on the acquisition of IMMCO, Inc. in July 2021, which was immediately accretive to earnings.

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

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020.  In conjunction with the 2019 sale, it was concluded that should the remaining power and electromechanical operations not sell, the Company would fulfill its backlog obligations and wind down the remaining operations of CUI-Canada during 2020. As of December 31, 2020, the Company had remaining an accrued liability for estimated employee termination costs of $0.4 million related to the discontinued operations. As of September 30, 2021, there remains $28 thousand to be paid out during the remainder of 2021.

Activity in the termination benefit liability in 2021 is as follows:

CUI-Canada termination benefits (in thousands)

December 31, 2020	$371
Severance payouts	(347)
Translation	4
September 30, 2021	$28

Estimated total termination benefits paid and to be paid	$2,823

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2020 filed with the SEC on March 30, 2021. Changes to the Company's accounting policies are discussed below:

Adoption of new accounting standards

On January 1, 2021, the Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. There was not a material effect on the Company's financial statements due to the Company not having any current financial instruments that are affected by this new guidance.

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

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Major classes of line items constituting pretax profit of discontinued operations:	2021	2020	2021	2020

Revenues	$—	$8,579	$—	$14,523
Cost of revenues	—	(5,155)	—	(10,402)
Selling, general and administrative expense	—	(65)	—	(870)
Other income	—	30	—	247
Pretax income of discontinued operations	—	3,389	—	3,498
Pretax gain on sale of electromechanical businesses	—	14	—	14
Income tax expense	—	870	—	835
Total income from discontinued operations	$—	$2,533	$—	$2,677

Net cash used in operating activities of discontinued operations for the nine months ended September  30, 2020 was $1.9 million.

There was $1 thousand  net cash provided in investing activities of discontinued operations for the nine months ended September 30, 2020.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Electric Power and Solar Infrastructure Services segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction, and Orbital Telecom Services provides technical implementation, design, maintenance, emergency and repair support services in the broadband, wireless, and outside plant and building technologies.

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

Balances and activity in the current contract liabilities as of and for the nine months ended September 30, 2021 and 2020 was as follows:

	For the Nine Months
	Ended September 30,
(in thousands)	2021	2020
Total contract liabilities - beginning of period (1)	$6,996	$1,860
Contract additions - acquisition	100	3,349
Other contract additions, net	3,040	4,796
Revenue recognized	(2,726)	(1,758)
Contract settlements	(3,140)	—
Translation	(14)	(24)
Total contract liabilities - end of period	$4,256	$8,223

	As of September 30,
(in thousands)	2021	2020
Current contract liabilities	$4,188	$8,047
Long-term contract liabilities (2)	68	176
Total contract liabilities	$4,256	$8,223

(1)  For the beginning balance in 2021 and 2020, total contract liabilities included $186 thousand and $192 thousand, respectively that were classified as long term.

(2) Long-term contract liabilities are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 30, 2021, the Company's remaining performance obligations are generally expected to be filled within the next 12 months.

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

Performance Obligations Satisfied at a Point in Time

Revenue from goods and services transferred to customers at a single point in time accounted for 21% and 12% of revenues for the three month periods ended September 30, 2021 and 2020, respectively and 18% and 19% for the nine month periods ended September 30, 2021 and 2020, respectively. Revenue on these contracts is recognized when the product is shipped and the customer takes control of the product. Determination of control transfer is typically determined by shipping terms delineated on the customer purchase orders and is generally when shipped.

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

The following tables present the Company's revenues disaggregated by timing of revenue recognition:

	For the Three Months			For the Three Months
	Ended September 30, 2021			Ended September 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$4,845	$1,521	$6,366	$—	$1,573	$1,573
Revenues recognized over time	19,977	4,576	24,553	9,478	2,564	12,042
Total revenues	$24,822	$6,097	$30,919	$9,478	$4,137	$13,615

	For the Nine Months			For the Nine Months
	Ended September 30, 2021			Ended September 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

Revenues recognized at point in time	$5,187	$5,206	$10,393	$—	$5,078	$5,078
Revenues recognized over time	36,715	9,610	46,325	13,904	8,096	22,000
Total revenues	$41,902	$14,816	$56,718	$13,904	$13,174	$27,078

The following tables present the Company's revenues disaggregated by region:

	For the Three Months			For the Three Months
	Ended September 30, 2021			Ended September 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$24,031	$2,947	$26,978	$9,478	$1,184	$10,662
Europe	241	3,119	3,360	—	2,939	2,939
Other	550	31	581	—	14	14
Total revenues	$24,822	$6,097	$30,919	$9,478	$4,137	$13,615

	For the Nine Months			For the Nine Months
	Ended September 30, 2021			Ended September 30, 2020
(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Total

North America	$41,111	$5,278	$46,389	$13,904	$5,574	$19,478
Europe	241	9,486	9,727	—	7,443	7,443
Other	550	52	602	—	157	157
Total revenues	$41,902	$14,816	$56,718	$13,904	$13,174	$27,078

5.	OTHER INTANGIBLE ASSETS

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

In 2020, the Company entered into an agreement to acquire the intellectual property rights and know-how associated with the VE Technology including patents for 1.5 million British pounds ("GBP"), or approximately $1.8 million. The completion of the acquisition was made upon the final payment towards this agreement. In June 2020, the parties to the agreement mutually agreed to extend the payments until January 15, 2021 in consideration of the financial consequences created by the COVID-19 pandemic in exchange for a technology fee of an additional 100,000 GBP. The Company paid the remaining 500,000 GBP in  January 2021. The $1.9 million paid was recorded as an intangible asset upon making the final payment in January 2021 with $0.7 million paid in 2021 and $1.2 million reclassified from long-term deposits. See Note 19 Acquisition for more information on acquisition intangibles included in recent acquisitions during 2021 and 2020.

Other Intangible Assets

The following table provides the components of identifiable intangible assets:

Finite-lived intangible assets (in thousands)			September 30, 2021			December 31, 2020
	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Electric Power and Solar Infrastructure Services Segment
Customer Relationships	5 to 10	8.20	$28,610	$(3,409)	$25,201	$8,647	$(1,297)	$7,350
Trade name - Reach Construction Group	1	—	1,878	(1,878)	—	1,878	(1,409)	469
Technology-based asset	4	3.83	1,470	(61)	1,409
Computer software	3 to 5	2.17	544	(39)	505
Non-compete agreements	5	3.64	3,597	(1,000)	2,597	3,212	(482)	2,730
Total Electric Power and Solar Infrastructure Services Segment			36,099	(6,387)	29,712	13,737	(3,188)	10,549

Integrated Energy Infrastructure Solutions and Services Segment
Order backlog	2	—	2,998	(2,998)	—	3,041	(3,041)	—
Trade name - Orbital-UK	10	1.50	1,612	(1,370)	242	1,635	(1,267)	368
Customer list - Orbital-UK	10	1.50	6,269	(5,328)	941	6,358	(4,927)	1,431
Technology rights	10	9.28	2,271	(407)	1,864	341	(254)	87
Technology-Based Asset - Know How	12	3.50	2,540	(1,799)	741	2,576	(1,663)	913
Technology-Based Asset - Software	10	1.50	550	(468)	82	558	(433)	125
Computer software	3 to 5	1.58	743	(615)	128	751	(530)	221
Total Integrated Energy Infrastructure Solutions and Services Segment			16,984	(12,985)	3,998	15,260	(12,115)	3,145

Other category
Computer software	3 to 5	0.27	713	(712)	1	713	(710)	3
Product certifications	3	—	36	(36)	—	36	(36)	—
Total Other category			749	(748)	1	749	(746)	3

Total identifiable finite-lived other intangible assets			53,832	(20,120)	33,712	29,746	(16,049)	13,697

Identifiable indefinite-lived other intangible assets

Electric Power and Solar Infrastructure Services Segment
Trade Name - GTS			6,388	—	6,388	—	—	—
Trade Name - IMMCO			1,205	—	1,205	—	—	—
Total identifiable indefinite-lived other intangible assets			7,593	—	7,593	—	—	—

Total identifiable other intangible assets			$61,424	$(20,120)	$41,304	$29,746	$(16,049)	$13,697

Estimated future amortization by category of finite-lived intangible assets at  September 30. 2021was as follows:

(in thousands)	For the Periods Ended December 31,
	2021	2022	2023	2024	2025	2026 and thereafter	Totals
Trademarks and trade name	$40	$162	$40	$—	$—	$—	$242
Customer lists/relationships	1,088	4,353	3,882	3,726	2,429	10,664	26,142
Technology rights	50	201	201	201	201	1,010	1,864
Technology-based assets	159	634	593	579	267	—	2,232
Computer software	80	314	241	—	—	—	635
Non-compete agreements	180	719	719	719	238	22	2,597
Total Amortization	1,597	6,383	5,676	5,225	3,135	11,696	33,712

6.	INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At September 30, 2021 and December 31, 2020, accrued liabilities included $0.9 million and $0.1 million of accrued inventory payable, respectively. At September 30, 2021 and December 31, 2020, inventory by category is valued net of reserves and consists of:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Finished goods	$224	$255
Raw materials	1,031	217
Work-in-process	535	651
Total inventories	$1,790	$1,123

7.	INVESTMENTS

The Company has a minority ownership in Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintains a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. During the nine months ended September 30, 2020, the Company recorded a $4.8 million loss on its equity method investment in VPS. The VPS investment basis at September 30, 2021 and December 31, 2020 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has sufficient influence to recognize the investment under the equity method. The investment is held at September 30, 2021 under the cost method of accounting for investments.

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

Consolidated total lease costs were $2.2 million and $4.3 million for the three and nine months ended September 30, 2021 and $0.6 million and $1.5 million for the three and nine months ended September 30, 2020 and are included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at September 30, 2021 are as follows for the years ended December 31:

(in thousands)
2021 (remaining period)	$1,194
2022	4,581
2023	3,463
2024	1,929
2025	1,200
Thereafter	2,450
Interest portion	(1,894)
Total operating lease obligations	$12,923

Total lease cost and other lease information is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,178	$511	$2,825	$1,321
Short-term lease cost	148	41	221	117
Variable lease cost	176	102	488	295
Sublease income	(129)	(78)	(372)	(254)
Total lease cost	$1,373	$576	$3,162	$1,479

Other information - Operating leases (in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations in 2020)	$(2,782)	$(1,622)
Right-of-use assets obtained in exchange for new operating lease obligations	$7,290	$1,546
Weighted-average remaining lease term - operating leases (in years)	4.3	5.6
Weighted-average discount rate - operating leases	6.5%	6.6%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Future minimum finance lease obligations are as follows:

(in thousands)
2021 (remaining period)	$1,102
2022	4,409
2023	4,408
2024	2,278
2025	136
Thereafter	92
Interest portion	(1,059)
Total financing lease obligations	$11,366

Total financing lease costs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation of financing lease assets	$658	$1	$974	$3
Interest on lease liabilities	119	—	177	—
Total finance lease cost	$777	$1	$1,151	$3

Other information - Financing leases	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(177)	$—
Financing cash flows from financing leases	$(897)	$(3)
Right-of-use assets obtained in exchange for new financing lease obligations	$12,190	$—
Weighted-average remaining lease term - financing leases (in years)	2.9	0.58
Weighted-average discount rate - operating leases	6.5%	5.0%

9.	STOCK-BASED COMPENSATION AND EXPENSE

The Company records its stock-based compensation expense on options issued in the past under its stock option plans and the Company also issues stock for services and royalties. The Company's current stock incentive award plan was approved in 2020 following the expiration of its previous stock incentive award plan in 2018. The Company did not issue any stock options during the nine months ended September 30, 2021 or 2020. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2020 and filed with the SEC on March 30, 2021. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $9.8 million and $12 thousand, respectively.

Restricted Stock

In March 2021, the Company granted 3 million restricted shares with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in April 2021, one-third of which will vest in April 2022, and one-third of which will vest in April 2023. The Company recorded $1.4 million and $8.0 million in compensation expense related to the partial vesting of these grants in the three and nine months ended September 30, 2021, respectively, and total unrecognized share-based compensation for restricted stock was $8.4 million and will be recognized over the remaining vesting period.

Stock Appreciation Rights ("SARs")

In addition to stock-based compensation settled in stock, the Company also has cash settled stock appreciation rights ("SARs") which were granted in June 2020 as described in the Company's Form 10-K filed March 30, 2021 and additional grant made in April 2021 as reflected in the table below. Accrued compensation for SARs at September 30, 2021 and December 31, 2020 were $3.2 million and $0.6 million, respectively and were recorded in accrued expenses within the Condensed Consolidated Balance Sheets. Vesting expense for the three and nine months ended September 30, 2021 was ($0.1 million) and $2.5 million, respectively, compared with $84 thousand, and $0.1 million, respectively, for the three and nine months ended September 30, 2020 and was recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Operations.

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

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs outstanding as of  September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
Expected term of cash-settled SARs (in years)	1.80	3.42
Expected volatility factor	160.91%	210.56%
Risk-free interest rate	0.33%	0.17%

Changes to the company’s non-vested cash-settled SARs during the nine months ended September 30, 2021, are as follows:

	Cash-settled SARs	Fair Value Price per Share*
(in thousands)
Non-vested cash-settled SARs at December 31, 2020	748	$2.12
Granted	3,771	2.26
Vested	(946)	2.37
Non-vested cash-settled SARs at September 30, 2021	3,573	$2.37

* weighted-average

10.	SEGMENT REPORTING

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

The Electric Power and Solar Infrastructure Services segment consists of Orbital Power Services, Orbital Solar Services and Orbital Telecom Services providing a comprehensive network of infrastructure services to customers in the electric power, telecommunications and solar industries.

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

The following information represents segment activity for the three months ended September 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$24,822	$6,097	$—	$30,919
Depreciation and amortization (1)	2,483	404	12	2,899
Interest expense	128	—	1,138	1,266
Loss from operations	(6,486)	(1,169)	(4,078)	(11,733)
Expenditures for long-lived assets (2)	1,861	3	38	1,902

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $1.2 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets.

The following information represents segment activity for the nine months ended September 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$41,902	$14,816	$—	$56,718
Depreciation and amortization (1)	5,653	1,249	31	6,933
Interest expense	202	2	2,894	3,098
Loss from operations	(29,789)	(4,067)	(13,402)	(47,258)
Expenditures for long-lived assets (2)	6,488	713	95	7,296

(1) For the Electric Power and Solar Infrastructure segment, depreciation and amortization includes $2.3 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets.

The following information represents selected balance sheet items by segment as of September 30, 2021:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$134,165	$17,988	$15,878	$168,031
Goodwill	30,337	—	—	30,337
Other intangible assets, net	37,305	3,998	1	41,304

The following information represents segment activity for the three months ended September 30, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Revenues from external customers	$9,478	$4,137	$—	$13,615
Depreciation and amortization (1)	1,197	373	11	1,581
Interest expense	108	2	223	333
Loss from operations	(2,220)	(1,827)	(2,276)	(6,323)
Expenditures for long-lived assets (2)	76	5	7	88

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

(1) For the Electric Power and Solar Infrastructure Services segment, depreciation and amortization includes $0.3 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations.

The following information represents selected balance sheet items by segment as of December 31, 2020:

(in thousands)	Electric Power and Solar Infrastructure Services	Integrated Energy Infrastructure Solutions and Services	Other	Total
Segment assets	$35,825	$17,094	$13,126	$66,045
Goodwill	7,006	—	—	7,006
Other intangible assets, net	10,550	3,144	3	13,697

The following represents revenue by country:

(dollars in thousands)	For the Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
USA	$26,974	87%	$10,413	77%
United Kingdom	2,993	10%	2,189	16%
All Others	952	3%	1,013	7%
Total	$30,919	100%	$13,615	100%

(dollars in thousands)	For the Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
USA	$46,385	82%	$19,230	71%
United Kingdom	8,664	15%	6,388	24%
All Others	1,669	3%	1,460	5%
Total	$56,718	100%	$27,078	100%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

On October 28, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance will require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard was designed to provide consistent recognition and measurement guidance for revenue contracts with customers. Legacy guidance requires entities to record contract assets and contract liabilities acquired to be recorded at fair value. The amendments will be effective for the Company beginning for fiscal years beginning after December 15, 2022. Early adoption is allowed. If an entity early adopts, the entity would be required to apply the new guidance to all acquisitions made in the year of the early adoption. The Company is still reviewing the standard and as of the reporting date of this filing has not elected to early adopt.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its contingent consideration and convertible note payable as of September 30, 2021 and December 31, 2020 was as follows:

(in thousands)
September 30, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Total liabilities	$—	$—	$720	$720

December 31, 2020	Level 1	Level 2	Level 3	Total
Convertible note payable	$—	$—	$1,955	$1,955
Contingent consideration	—	—	720	720
Total liabilities	$—	$—	$2,675	$2,675

Changes in Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

(in thousands)	Convertible note payable
Balance at December 31, 2020	$1,955
Loss on extinguishment on amendment to remove convertible feature	250
Amortization of original issue discount	40
Accrued interest	57
Extinguishment of note	(2,302)
Balance at September 30, 2021	$—

There were no transfers between Level 3 and Level 2 in the three months ended September 30, 2021 as determined at the end of the reporting period.

13.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and nine months ended September 30, 2021 and September 30, 2020, the assumed exercise of stock options and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options outstanding at September 30, 2021 and 2 million shares of restricted stock were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 0.8 million shares related to stock options outstanding at September 30, 2020 were excluded for the three and nine months ended September 30, 2020. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Loss from continuing operations, net of income taxes	$(10,147)	$(5,735)	$(36,312)	$(22,585)
Income from discontinued operations, net of income taxes	—	2,533	—	2,677

Net loss	$(10,147)	$(3,202)	$(36,312)	$(19,908)

Basic and diluted weighted average number of shares outstanding	62,823,330	30,430,422	53,142,557	29,761,135

Loss from continuing operations per common share - basic and diluted	$(0.16)	$(0.19)	$(0.68)	$(0.76)

Income from discontinued operations - basic and diluted	—	0.08	—	0.09

Loss per common share - basic and diluted	$(0.16)	$(0.11)	$(0.68)	$(0.67)

14.	INCOME TAXES

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

Total net income tax benefit of $2.1 million and $11.0 million was recorded to the income tax provision from continuing operations for the three and nine months ended September 30, 2021, respectively, resulting in an effective tax rate of 17.1% and 23.3%, respectively. The income tax benefit from continuing operations for the three and nine months ended September 30, 2021 was as a result of the release of valuation allowances currently held against the Company’s deferred tax assets as a result of  the additional $11.2 million of deferred tax liabilities assumed in the April 2021 and July 2021 acquisitions of GTS and IMMCO. As a result, for the three and nine months ended September 30, 2021, the Company recorded a $2.2 million and $11.2 million tax benefit, respectively, for a reduction in prior recorded valuation allowances. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

Total net income tax benefit of $61 thousand and $3.2 million for the three and nine months ended September 30, 2020 resulting in an effective tax rate of 1.1% and 12.4%, respectively. A net income tax expense of $0.9 million and $0.8 million was recorded to the income tax provision from discontinued operations for the three and nine months ended September 30, 2020, respectively. The income tax benefit from continuing operations for the nine months ended September 30, 2020 was due to application of ASC 740-20-45-7, domestic state minimum taxes, benefits from refundable tax credits from our United Kingdom operations and a reduction in our domestic valuation allowance on our net deferred tax assets as a result of additional deferred tax liabilities assumed as a part of the Reach Construction Group, LLC acquisition. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Foreign currency translation adjustment	$(4,291)	$(4,406)
Accumulated other comprehensive loss	$(4,291)	$(4,406)

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Note Payable - Financing notes (1)	$1,444	$1,163
Pay-check protection loans (2)	—	1,924
Seller Financed notes payable - Reach Construction Group, LLC acquisition (3)	3,480	6,480
Vehicle and equipment loans (4)	294	195
Non-recourse payable agreements (5)	—	2,699
Notes payable - Institutional investor (6)	22,475	2,245
Conditional settlement notes payable agreement (7)	3,500	3,500
Subtotal	31,193	18,206
Unamortized prepaid financing fees	(1,164)	(904)
Total long-term debt	30,029	17,302
Less: notes payable, current	(25,175)	(12,246)
Notes payable, less current portion	$4,854	$5,056

(1)

Note payable with an original balance for $1.4 million to First Insurance Funding was executed in July 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. The Note had an annual percentage rate of 3.35% with nine monthly payments of approximately $159 thousand and was paid off in the three months ended June 30 ,2021. The Company financed two additional insurance policies in the fourth quarter of 2020 for $0.1 million and $0.4 million, respectively. The smaller of which matured in April 2021 and the other of which matured in September 2021, and for which had annual interest rates of 3.35% and 4.35%, respectively. The Company executed two additional notes payable in the third quarter of 2021 for $1.7 million and $54 thousand, respectively at interest rates of 3.00% and 4.35%, respectively.

(2)

On April 30, 2020 and May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP.  The Loans, and interest accrued thereon, were forgivable, partially or in full, if certain conditions were met. The Loans were evidenced by four promissory notes, three with Bank of America, NA which were dated as of April 30, 2020 and one with Dogwood State Bank dated May 2, 2020. The Bank of America notes were to mature two years from funding date of the notes and the Dogwood State Bank note was to mature two years from the note date. Each of the notes bore interest at a fixed rate of 1.0% per annum with payments deferred. Prepayments on the Loans were permitted at any time prior to maturity with no prepayment penalties. All $1.9 million of  the loans outstanding at December 31, 2020 were forgiven in the three months ending June 30, 2021. The remaining $1.4 million of Pay-check Protection loans were acquired as part of the GTS acquisition, and which were forgiven in the third quarter of 2021. The Company had a contingent receivable associated with the remaining PPP loan whereby the Company would be paid by the Sellers of GTS if the remaining PPP loan was not forgiven. Upon forgiveness of the loan, the receivable was relieved resulting in no gain or loss on the transaction.

(3)	Includes two seller financed notes payable, one for $5 million and the second for $1.5 million. The $5 million note was amended from its original 18-month term to provide for installments of $1 million paid on March 3, 2021, a second $1 million payment to be made on October 31, 2021 and a final principal payment of $3 million on March 31, 2022. In August 2021, the Company paid $1 million in cash and exchanged 155,763 shares of common stock in exchange for an additional $1 million reduction in principal. The Company recorded this as an extinguishment of debt and a gain on extinguishment of $0.7 million. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with a discount of $48 thousand. The original payment terms called for the full $5 million principal to be paid no later than November 1, 2021 without separate installments. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum.

(4)	Includes vehicle and equipment loans with interest rates ranging from 5.74% to 8.99%.

(5)	To refinance an earlier non-recourse note and to provide the Company with additional capital, the Company took out two non-recourse agreements with C6 Capital for the sale of future revenues in the total amount of $3.5 million. These agreements had no stated interest rate and the original issue discount including upfront fees amortized using an effective interest rate of approximately 117%. After combined weekly payments of approximately $54 thousand for the first four weeks, the combined payments increased to approximately $116 thousand until June 2021. As of June 30, 2021, the non-recourse note was paid off.

(6)

On November 13, 2020, the Company completed a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue to the Investor an unsecured convertible instrument in the principal amount of $2.2 million (the “Convertible Security” or “Note”) to purchase shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) against the payment of the applicable consideration therefore. Upon the closing on November 13, 2020, the Company received gross proceeds of $2.2 million before fees and other expenses associated with the transaction, including but not limited to, a $0.2 million original issue discount payable to the Investor. The net proceeds received by the Company were used primarily for working capital, debt repayment and general corporate purposes. The Note is payable in full within eighteen (18) months after the purchase price date in accordance with the terms set forth in the Note and accrues interest on the outstanding balance at the rate of ten percent (10%) per annum from the Purchase Price Date until the Note is paid in full. All interest shall compound daily and shall be payable in accordance with the terms of the Note. The Company has the right to prepay all or any portion of the outstanding balance in an amount equal to 115% multiplied by the portion of the outstanding balance to be prepaid. The creditor may request payment of up to $250 thousand per month beginning 6 months after initial issuance. Original issue discount is amortized over the expected life of the investment at an effective interest rate of approximately 29%. The Company elected the fair value option for this note and as a result did not bifurcate any potential embedded derivatives. In February 2021, the Company negotiated modified terms which effectively removed the convertible option from the note and the Company recorded a $250 thousand loss on extinguishment. In July 2021, the Company issued 248,509 shares of common stock in exchange for a payment against the debt of $1 million and in September 2021, the Company signed an exchange agreement to issue 83,333 shares of common stock in exchange for a payment against the debt of $250 thousand. The carrying value was $1.1 million at September 30, 2021.

On March 23, 2021, the Company completed a second note payable with the same institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, an original issue discount of $1.0 million. In September 2021, the Company issued 333,333 shares of common stock in exchange for a payment against the debt of $1 million. The carrying value was $9.7 million at September 30, 2021. The note payable is payable within eighteen (18) months after the purchase date and the creditor may request payment of up to $1 million per month beginning 6 months after initial issuance.

On May 11, 2021, the Company completed a third note purchase agreement with the institutional investor with a face amount of $10.7 million, a stated interest of 9% per annum and a combined original issue discount and unamortized prepaid fees of $1.0 million and a carrying value of $10.5 million at September 30, 2021. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, Investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1,000,000 per calendar month, by providing Company with a “Redemption Notice," and is payable in full within 18 months of issuance. The Company has not made any payments on this note as of September 30, 2021.

(7)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. The full balance of this settlement agreement is still owed as of September 30, 2021. In January 2021, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $1.4 million over approximately 5 months at 12% annual interest rate with the final payment on or before June 30, 2021. This loan was paid off during the three months ended June 30, 2021.

Line of Credit

On August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At September 30, 2021 the Company did not have an outstanding balance on the line of credit and $4.0 million was available for borrowing.

17.	CONCENTRATIONS

The Company's major product lines are energy infrastructure services including natural gas infrastructure solutions and services through Orbital Gas Systems; full-service building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America through Orbital Power Services; EPC services that support the development of renewable energy generation focused on utility scale solar construction through Orbital Solar Services; and diversified telecommunications services provided by Orbital Telecom Services. The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

	For the Three Months Ended September 30,
Customer	2021	2020
Customer 1	13%	<10%
Customer 2	<10%	41%
Customer 3	<10%	12%
Total concentrations	13%	53%

	For the Nine Months Ended September 30,
Customer	2021	2020
Customer 1	10%	<10%
Customer 2	<10%	21%
Total concentrations	10%	21%

The Company had the following geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue:

	For the Three Months Ended September 30,
Country	2021	2020
United Kingdom	<10%	16%
Total concentrations	<10%	16%

	For the Nine Months Ended September 30,
Country	2021	2020
United Kingdom	15%	24%
Total concentrations	15%	24%

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of September 30,	As of December 31,
Customer	2021	2020
Customer 1	11%	<10%
Customer 4	<10%	19%
Customer 5	<10%	12%
Customer 6	<10%	11%
Total concentrations	11%	42%

The Company had the following geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable:

	As of September 30,	As of December 31,
Country	2021	2020
United Kingdom	<10%	21%
Total concentrations	<10%	21%

The Company had no supplier concentration for the three months ended September 30, 2021 and one supplier concentration of approximately 19% in the three months ended September 30, 2020 in the Electric Power and Solar Infrastructure Services segment. There was no supplier concentration for the nine months ended September 30, 2021 or the nine months ended  September 30, 2020.

18.	OTHER EQUITY TRANSACTIONS

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs of $2.6 million for net proceeds of $42.4 million in two separate equity raises. The Company has used and plans to use the remaining funds for general corporate purposes and future acquisitions. General corporate purposes  may include operating expenses, working capital to improve and promote our commercially available products and service offerings, advance product and service offering candidates or share repurchases, expand our market presence and commercialization, general capital expenditures and satisfaction of debt obligations.

The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time to time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. In July, the Company issued $38 million of stock before costs of approximately $2.3 million for net proceeds of approximately $35.7million.

19.	ACQUISITIONS

Acquisition of IMMCO

Effective July 28, 2021, the Company entered into a share purchase agreement to acquire IMMCO, Inc., an Atlanta-based telecommunications company providing enterprise solutions to the cable and telecommunications industries since 1992. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), with the shareholders of IMMCO (the "Seller"). Orbital Energy Group paid $16 million and issued 874,317 shares of restricted common stock issued to the Seller ($2.5 million estimated fair value as of July 28, 2021) plus a $0.6 million working capital adjustment for a combined total of $19.1 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $11.0 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the nine months ended September 30, 2021 for the IMMCO acquisitions were approximately $0.6 million before taxes, which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

The purchase consideration was as follows:

(in thousands)

Purchase Consideration

Cash payment	$16,597
Orbital Energy common stock issued - 874,317 restricted shares	2,544
Total	$19,141

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated preliminary fair values at the date of acquisition.

(in thousands)

Purchase price	$19,141

Cash and cash equivalents	$1,634
Trade accounts receivable, net	1,254
Contract assets	1,001
Prepaid expenses and other current assets	1,088
Property and equipment	760
Goodwill	10,992
Intangible, customer relationships	3,888
Intangible, trade name	1,205
Intangible, technology know how	1,470
Other long-term assets	76
Deferred tax liability	(2,127)
Liabilities assumed	(2,100)

Purchase price allocation	$19,141

(in thousands)
Revenue since July 28, 2021 acquisition date	$1,301
Income from continuing operations, net of income taxes since July 28, 2021 acquisition date	2,189	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the nine months ended September 30, 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the total.

Acquisition of Gibson Technical Services

Effective April 13, 2021, the Company entered into a share purchase agreement to acquire Gibson Technical Services, an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), dated as of April 13, 2021, between Orbital Energy Group and the shareholders of GTS (the "Seller"). Orbital Energy Group paid $22 million and issued 5,929,267 shares of restricted common stock issued to the Seller ($16.9 million estimated fair value as of April 13, 2021) for a combined total of $38.9 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $12.3 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the nine months ended September 30, 2021 were approximately $0.9 million before tax which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

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

(in thousands)

Purchase price	$38,932

Cash and cash equivalents	$610
Trade accounts receivable	7,871
Contract assets	1,686
Contingent receivable	1,424
Prepaid expenses and other current assets	408
Property and equipment	3,795
Right of use assets - Operating leases	860
Goodwill	12,269
Intangible, customer relationships	16,075
Intangible, trade name	6,388
Intangible, non-compete agreements	385
Other long-term assets	123
Deferred tax liability	(8,978)
Liabilities assumed	(3,984)

Purchase price allocation	$38,932

(in thousands)
Revenue since April 13, 2021 acquisition date	$13,515
Income from continuing operations, net of income taxes since April 13, 2021 acquisition date	9,224	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the nine months ended September 30, 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the total.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the three and nine months ended September 30, 2021 and 2020 as though the acquisitions of GTS and IMMCO had been completed as of January 1, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross revenue	$31,462	$24,648	$69,867	$60,093
Loss from continuing operations, net of income taxes	$(13,919)	$(5,748)	$(41,876)	$(24,855)

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

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of September 30, 2021 the total amount of the outstanding performance and payment bonds was approximately $4.4 million.

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

 Acquisition

On  October 22, 2021, the Company entered into a definitive share purchase agreement to acquire 100% of Full Moon Telecom, LLC (“Full Moon”). Full Moon is a Florida-based privately-owned telecommunications service provider that offers an extensive array of wireless service capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network (“RAN”) Integration, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna (“DAS”) systems.

Subject to the terms and conditions set forth in the Purchase Agreement, the base purchase price for 100% of the ownership of Full Moon is $1,900,000, with the consideration structured as follows:

●

$1,235,000 in cash paid at closing less the amount needed to pay certain outstanding debt of Full Moon; and plus or minus the amount needed for estimated closing working capital to equal a 2 to 1 ratio; and

●	227,974 shares of restricted common stock issued to the Full Moon owners with an aggregate value of $665,000 based upon a per share value of $2.917.

The Purchase Agreement provides for the adjustment of the selling price to adjust the final closing working capital at the acquisition date as a post-closing adjustment for net working capital above or below a 2-1 ratio for the closing working capital ratio estimated on the acquisition date and to be finalized within 45 days after the closing date of October 22, 2021.

The acquisition will add revenues and be accretive to earnings beginning immediately. Subsequent to September 30, 2021, Full Moon will become a wholly-owned subsidiary of OEG, expanding Orbital Telecom Services service offerings to its customers. The Company has not completed the initial purchase price allocation for this transaction as it is still in the preliminary stages of assessing the fair value of the underlying tangible and intangible assets.

Exchange agreements to partially pay off notes payable

On  October 19, 2021, the Company issued 500,000 shares of common stock to an institutional investor, and creditor of the Company in exchange for $1.25 million to decrease the outstanding balance of a $2.2 million loan originated in  November 2020 by $250 thousand and a $10.7 million loan originated in March 2021 by $1 million.

Non-recourse financing agreement

On October 27, 2021 and October 29, 2021, the Company took out two non-recourse agreements with C6 Capital for the sale of future revenues in the combined amount of $10.8 million. The Company received approximately $7.8 million after the deduction of an original issue discount and upfront fees. This agreement has no stated interest rate and the original issue discount including upfront fees will be amortized using a weighted average effective interest rate of approximately 89.2%. After combined weekly payments of approximately $169 thousand for the first twelve weeks, the payments increase to approximately $439 thousand until June 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2021 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2020 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group is a platform company dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power transmission and distribution, and telecommunications infrastructure markets. Orbital Energy Group’s Electric Power and Solar Infrastructure Services segment provides comprehensive network solutions to customers in the electric power, telecommunications and solar industries. This segment includes Orbital Power Services, Orbital Solar Services, and Orbital Telecom Services. The Company started its Orbital Power Services operations during the first three months of 2020 as a full-service provider of building, maintenance and support to the electrical power distribution, transmission, substation, renewables, and emergency response sectors of North America. Eclipse Foundation Group, Inc., which began operations in January 2021 within Orbital Power Services, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains. The Company acquired Orbital Solar Services (formerly Reach Construction Group, LLC) as of April 1, 2020, which provides engineering, procurement and construction services that support the development of renewable energy generation focused on utility scale solar and community solar projects. Orbital Telecom was launched through the acquisition of GTS in April 2021 and expanded its service offerings in July 2021 with the acquisition of IMMCO. The Telecom group provided both topside and bottom line benefits to the Company since acquisition.

The Company has more than doubled its third-quarter revenue year over year and has also more than doubled its revenue for the first nine months of 2021 compared to the similar period in 2020. This has been accomplished through the Company's acquisition and organic growth efforts. However, ramp-up costs at Orbital Power Services contributed to lower margins and increased SG&A in the Electric Power and Solar Infrastructure Services segment during the three and nine months ended September 30, 2021. The Company also continued to incur professional fees related to mergers and acquisitions as the Company continues to pursue both organic growth and growth through acquisitions. The Company's Integrated Energy Infrastructure Solutions and Services Segment include subsidiaries, Orbital Gas Systems, Ltd., and Orbital Gas Systems, North America, Inc., which are leaders in innovative gas solutions with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems providing solutions to the energy, power and processing markets. Orbital Gas Systems manufactures and delivers a broad range of technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane. The three-and nine-month periods ended September 30, 2021 for both segments continue to face headwinds due to the COVID-19 pandemic that has caused economic slowdowns throughout the world, but economic activity has begun to improve and backlogs are strong in the Electric Power and Solar Infrastructure segment.

In the first half of 2020, the Company launched Orbital Power Services. The first nine months of 2020 included set up costs related to Orbital Power Services and the establishment of the Company's shared services center in Dallas, Texas as well as elevated professional fees related to mergers and acquisitions as the Company pivoted from its legacy Power and Electromechanical business that was divested in the second half of 2019 with the remaining Canada and Japan business being divested in 2020. The second quarter of 2020 was affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world, which hampered growth in its electric power and solar infrastructure ventures. The first nine months of 2020 also included a $4.8 million net loss of affiliate in Virtual Power Systems ("VPS"), respectively primarily as a result of a $3.5 million impairment loss on the investment in the three months ended June 30, 2020.

For the three and nine months ended September 30, 2021, Orbital Energy Group, Inc. had consolidated loss from operations of $11.7 million and $47.3 million, respectively compared to consolidated loss from operations in the three and nine months ended September 30, 2020 of $6.3 million and $20.6 million. During the three and nine months ended September 30, 2021, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $10.1 million and $36.3 million, respectively compared to a loss of $5.7 million and $22.6 million, respectively, in the comparable prior-year period.

During the three and nine months ended September 30, 2021, Orbital Energy Group, Inc. had a consolidated net loss of $10.1 million and $36.3 million, respectively, compared to a consolidated net loss in the three and nine months ended September 30, 2020 of $3.2 million and $19.9 million, respectively. The greater net loss for the three months ended September 30, 2021, was primarily the result of stock-based compensation, start-up costs related to Orbital Power and ongoing merger and acquisition activity.  Partially offsetting these costs were $9.0 million tax benefit related to the acquisition of GTS in the nine months ended September 30, 2021 and $2.5 million tax benefit related to the acquisition of IMMCO. These tax benefits partially offset higher cost of revenue and selling, general and administrative expense ("SG&A") in the Electric Power and Solar Infrastructure Services and Integrated Energy Infrastructure segments. Cost increases were associated with the inclusion of IMMCO since its July 28, 2021 acquisition, GTS since its April 13, 2021 acquisition and the inclusion of the Orbital Solar Services business since its April 1, 2020 acquisition, including amortization costs on IMMCO, GTS and Orbital Solar Service's acquisition intangibles, the ramp up of the Orbital Power Services operations, and stock-based compensation. As the Company adds new service crews in the Orbital Power Services business, there is a certain amount of upfront costs related to that, including equipment, supplies and training before the new crews can start generating income for the Company. As the Company aggressively has ramped up the Orbital Power Services business, it has absorbed more of these type set-up costs than it will need to once all teams are in place and operating at full capacity. SG&A cost increases in the Other segment relate to vesting and mark to market adjustments on cash-based executive stock appreciation rights and employee performance bonus payments as well as continuing merger and acquisition costs.

Revenues from continuing operations increased for the three and nine months ended September 30, 2021 due to the continued ramp-up of Orbital Power Services and the additions of GTS, IMMCO and Orbital Solar Services.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and costs by segment.

For the Three Months Ended September 30, 2021:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%
Revenues	$24,822	100.0%	$6,097	100.0%	$—	—%	$30,919	100.0%
Cost of revenue	22,561	90.9%	4,608	75.6%	(38)	—%	27,131	87.7%
Gross profit	2,261	9.1%	1,489	24.4%	38	—%	3,788	12.3%

Operating expenses:
Selling, general and administrative	7,338	29.5%	2,259	37.1%	4,104	—%	13,701	44.3%
Depreciation and amortization	1,322	5.3%	404	6.6%	12	—%	1,738	5.6%
Research and development	—	—%	1	—%	—	—%	1	—%
Provision for (recovery of) bad debt	93	0.4%	(6)	(0.1)%	—	—%	87	0.3%
Other operating Expenses	(6)	—%	—	—%	—	—%	(6)	—%
Total operating expenses	8,747	35.2%	2,658	43.6%	4,116	—%	15,521	50.2%
Loss from operations	$(6,486)	(26.1)%	$(1,169)	(19.2)%	$(4,078)	—%	$(11,733)	(37.9)%

For the Three Months Ended September 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$9,478	100.0%	$4,137	100.0%	$—	—%	$13,615	100.0%
Cost of revenue	8,353	88.1%	2,908	70.3%	—	—%	11,261	82.7%
Gross profit	1,125	11.9%	1,229	29.7%	—	—%	2,354	17.3%

Operating expenses:
Selling, general and administrative	2,252	23.8%	2,663	64.4%	2,264	—%	7,179	52.7%
Depreciation and amortization	1,070	11.3%	372	9.0%	12	—%	1,454	10.7%
Research and development	—	—%	6	0.1%	—	—%	6	—
Provision for bad debt	—	—%	15	0.4%	—	—%	15	0.1%
Other operating expenses	23	0.2%	—	0.0%	—	—%	23	0.2%
Total operating expenses	3,345	35.3%	3,056	73.9%	2,276	—%	8,677	63.7%
Loss from operations	$(2,220)	(23.4)%	$(1,827)	(44.2)%	$(2,276)	—%	$(6,323)	(46.4)%

For the Nine Months Ended September 30, 2021:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$41,902	100.0%	$14,816	100.0%	$—	—%	$56,718	100.0%
Cost of revenue	45,032	107.5%	10,452	70.5%	(84)	—%	55,400	97.7%
Gross profit (loss)	(3,130)	(7.5)%	4,364	29.5%	84	—%	1,318	2.3%

Operating expenses:
Selling, general and administrative	23,194	55.3%	7,207	48.7%	13,455	—%	43,856	77.3%
Depreciation and amortization	3,387	8.1%	1,250	8.4%	31	—%	4,668	8.2%
Research and development	—	—%	2	—%	—	—%	2	—%
Provision for (Recovery of) bad debt	93	—%	(28)	(0.2)%	—	—%	65	0.1%
Other operating expenses	(15)	—%	—	—%	—	—%	(15)	—%
Total operating expenses	26,659	63.6%	8,431	56.9%	13,486	—%	48,576	85.6%
Loss from operations	$(29,789)	(71.1)%	$(4,067)	(27.4)%	$(13,402)	—%	$(47,258)	(83.3)%

For the Nine Months Ended September 30, 2020:

(dollars in thousands)	Electric Power and Solar Infrastructure Services	Percent of Segment Revenues	Integrated Energy Infrastructure Solutions and Services	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%
Revenues	$13,904	100.0%	$13,174	100.0%	$—	—%	$27,078	100.0%
Cost of revenue	14,132	101.6%	8,989	68.2%	—	—%	23,121	85.4%
Gross profit (loss)	(228)	(1.6)%	4,185	31.8%	—	—%	3,957	14.6%

Operating expenses:
Selling, general and administrative	4,895	35.2%	8,294	63.0%	7,969	—%	21,158	78.1%
Depreciation and amortization	2,147	15.4%	1,108	8.4%	30	—%	3,285	12.1%
Research and development	—	—%	51	0.4%	—	—%	51	0.2%
Provision for bad debt	—	—%	23	0.2%	—	—%	23	0.1%
Other operating expenses	23	0.2%	—	—%	—	—%	23	0.1%
Total operating expenses	7,065	50.8%	9,476	72.0%	7,999	—%	24,540	90.6%
Loss from operations	$(7,293)	(52.4)%	$(5,291)	(40.2)%	$(7,999)	—%	$(20,583)	(76.0)%

Revenue

(dollars in thousands)

	For the Three Months Ended
Revenues by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$24,822	$9,478	$15,344	161.9%
Integrated Energy Infrastructure Solutions and Services	6,097	4,137	1,960	47.4%
Total revenues	$30,919	$13,615	$17,304	127.1%

	For the Nine Months Ended
Revenues by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$41,902	$13,904	$27,998	201.4%
Integrated Energy Infrastructure Solutions and Services	14,816	13,174	1,642	12.5%
Total revenues	$56,718	$27,078	$29,640	109.5%

The revenues for the three and nine months ended September 30, 2021 increased compared to the 2020 comparable period primarily due to the additions of
Orbital Telecom Services following the acquisitions of GTS in Q2 and IMMCO in Q3 2021 and Orbital Solar Services in Q2 2020 as well as the ramp up of the Orbital Power Services operations including a significant amount of storm-related work in the quarter in the Electric Power and Solar Infrastructure Services segment. In addition, the Integrated Energy Infrastructure Solutions and Services segment increased in the three months ended September 30, 2021 due to significantly higher revenue in our U.K. operations and slightly higher revenue in the North American operations.

The U.K. operations saw a rebound following a 2020 year slowed by Covid and Brexit. The U.S. markets continues to face headwinds surrounding COVID-19. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power and Solar Infrastructure Services Segment held backlogs of customer orders of approximately $399.9 million as of September 30, 2021 and $30.3 million at December 31, 2020. Increases to the backlog are due to the acquisitions and growth of  Orbital Telecom, the ramp up of the Orbital Power Services operations and an improved Orbital Solar Services backlog compared to December 31, 2020. The Integrated Energy Infrastructure Solutions and Services segment held backlogs of customer orders of approximately $10.7 million as of September 30, 2021, an increase from the December 31, 2020 backlog of $10.1 million due to the improvement in the business climate in both the U.S. and U.K. markets. Of the September 30, 2021 backlog totals, the amounts expected to be recognized in the twelve and eighteen months following Q3 were approximately $191.5 million and $270.4 million, respectively. The amounts expected to be recognized in the twelve and eighteen months following Q3, consisted of $180.7 million and $259.7 million, respectively, from the Electric Power and Solar Infrastructure Services segment and $10.7 million and 10.7 million, respectively, from the Integrated Energy Infrastructure Solutions and Services segment.

Cost of revenues

(dollars in thousands)

	For the Three Months Ended
Cost of revenues by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$22,561	$8,353	$14,208	170.1%
Integrated Energy Infrastructure Solutions and Services	4,608	2,908	1,700	58.5%
Other	(38)	—	(38)	(100.0)%
Total cost of revenues	$27,131	$11,261	$15,870	140.9%

	For the Nine Months Ended
Cost of revenues by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$45,032	$14,132	$30,900	218.7%
Integrated Energy Infrastructure Solutions and Services	10,452	8,989	1,463	16.3%
Other	(84)	—	(84)	(100.0)%
Total cost of revenues	$55,400	$23,121	$32,279	139.6%

For the three and nine months ended September 30, 2021, the cost of revenues as a percentage of revenue increased to 88% and 98% respectively from 83% and 85%, respectively from the prior-year period. This increase was primarily in the Electric Power and Solar Infrastructure Services segment and was attributable to ramp-up costs at the Company's Orbital Power Services group, and lower margin projects during the period for Orbital Solar Services. Ramp-up costs have included onboarding personnel, equipment and supplies in advance of projected work in order to obtain the necessary resources in a competitive market as we prepare for forward demand expectations. Additionally, adverse weather negatively impacted several of Orbital Power Services' fixed price jobs in the first quarter of 2021, which are now complete. Margin percentages will vary based upon the mix of natural gas systems sold, proprietary technology included in projects, contract labor necessary to complete gas related projects, mix of Orbital Power Services projects including emergency response services, new crew onboarding costs, Orbital Solar Services solar projects, the competitive markets in which the Company competes, and foreign exchange rates.

The three and nine months ended September 30, 2020 were affected by start-up costs at the Company's Orbital Power Services group, lower margin projects during the period for Orbital Solar Service and was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects improvement in margins during the remainder of 2021 as Orbital Power Services continues to gain efficiencies and increase revenues, Orbital Telecom Services benefits from the acquisitions of GTS and IMMCO, as companies continue to learn to cope with the COVID-19 pandemic, and several large Orbital Solar Services solar projects begin.

Selling, General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended
Selling, general, and administrative expense by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$7,338	$2,252	$5,086	225.8%
Integrated Energy Infrastructure Solutions and Services	2,259	2,663	(404)	(15.2)%
Other	4,104	2,264	1,840	81.3%
Total selling, general and administrative expense	$13,701	$7,179	$6,522	90.8%

	For the Nine Months Ended
Selling, general, and administrative expense by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$23,194	$4,895	$18,299	373.8%
Integrated Energy Infrastructure Solutions and Services	7,207	8,294	(1,087)	(13.1)%
Other	13,455	7,969	5,486	68.8%
Total selling, general and administrative expense	$43,856	$21,158	$22,698	107.3%

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product and service lines including Orbital Gas Systems, Orbital Power Services, Orbital Solar Services, Orbital Telecom Services and other new product and service introductions.

During the three and nine months ended September 30, 2021, SG&A increased $6.5 million and $22.7 million, respectively, compared to the prior-year comparative periods. The increase in SG&A for the quarter and year-to-date periods were due to increased SG&A costs in the Electric Power and Solar Infrastructure Services segment primarily due to ramp-up costs at Orbital Power Services group, which included increased payroll and insurance costs and start-up costs at Eclipse Foundation Group, as well as $1.4 million and $8.0 million of employee stock-based compensation vesting expense, for the three and nine month periods, respectively.  The addition of GTS in April 2021, IMMCO in July 2021, and Orbital Solar Services in April 2020 compared to the first nine months of 2020, which only included Orbital Solar Services for six of the nine months ended September 30, 2020, also contributed to the increase in SG&A costs. Also contributing to the increase were increased corporate costs in the Other segment due to a $2.4 million increase in the mark to market adjustment to the executive cash-based stock appreciation rights and $0.8 million increase in employee performance bonuses paid year to date. These increases were partially offset by decreased SG&A costs in the Integrated Energy Infrastructure Solutions and Services segment due to cost saving measures.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$2,483	$1,197	$1,286	107.4%
Integrated Energy Infrastructure Solutions and Services	404	373	31	8.3%
Other	12	11	1	9.1%
Total depreciation and amortization	$2,899	$1,581	$1,318	83.4%

	For the Nine Months Ended
Depreciation and amortization by Segment	September 30,
	2021	2020	$ Change	% Change
Electric Power and Solar Infrastructure Services	$5,653	$2,477	$3,176	128.2%
Integrated Energy Infrastructure Solutions and Services	1,249	1,109	140	12.6%
Other	31	30	1	3.3%
Total depreciation and amortization	$6,933	$3,616	$3,317	91.7%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and nine months ended September 30, 2021 were up compared to the three and nine months ended September 30, 2020 primarily due to additional amortization in the Electric Power and Solar Infrastructure Services segment including Orbital Solar Services and GTS and IMMCO acquisition intangibles that were acquired in the second quarter of 2020 and 2021 and depreciation of equipment used by Orbital Power Services which has been ramping up their capital expenditures as more crews are added.

Equity Method/Cost Method Investment

The Company owns a cost-basis investment in VPS with a book value at September 30, 2021 of $1.1 million. Through June 30, 2020, the Company accounted for its investment in VPS under the equity method of accounting and accordingly recorded income or loss of affiliate based on the equity method of accounting. The Company recorded losses in the three and nine months ended September 30, 2020 of zero and $4.8 million, respectively, related to its share of VPS's loss. Due to additional outside investments into VPS during the third quarter of 2020, which diluted OEG's ownership percentage coupled with increased board seats reducing OEG's board influence, the Company's management determined that it no longer met the qualification of having significant influence necessary to record its investment under the equity method of accounting. Following this change, the Company has recorded its investment under the cost method of accounting. There were no changes in the basis in the Company's investment in the three and nine months ended September 30, 2021.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	September 30,
	2021	2020	$ Change	% Change
Foreign exchange gain (loss)	$(395)	$707	$(1,102)	(155.9)%
Interest income	82	75	7	9.3%
Rental income	129	78	51	65.4%
Gain on extinguishment of debt	722	—	722	100.0%
Other income	216	—	216	100.0%
Total Other income (expense)	$754	$860	$(106)	(12.3)%

	For the Nine Months Ended
Other Income (Expense), net	September 30,
	2021	2020	$ Change	% Change
Foreign exchange gain (loss)	$(265)	$(410)	$145	(35.4)%
Interest income	245	218	27	12.4%
Rental income	372	254	118	46.5%
Gain on extinguishment of debt	2,412	—	2,412	100.0%
Other income	245	—	245	100.0%
Total Other income (expense)	$3,009	$62	$2,947	4753.2%

Other income (expense) changes were primarily the result of gains on extinguishment of debt in the three and nine months ended September 30, 2021 of $0.7 million and $2.4 million, respectively, due to the forgiveness by the U.S. government of certain payroll protection loans and certain exchange agreements that Company entered into in the third quarter of 2021. For the nine month period, the gain on extinguishment was partially offset by the loss on the extinguishment of debt due to the amendment to remove the convertible equity feature of its convertible debt during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Foreign currency gain/loss fluctuations in the three and nine-month periods principally related to the fluctuation in the U.K. pound in both 2020 and 2021.

Interest Expense

For the three and nine months ended September 30, 2021, the Company incurred interest expense of $1.3 million and $3.1 million, respectively compared to interest for the three and nine months ended September 30, 2020 of $0.3 million and $0.5 million, respectively. The increase in interest expense in 2021 is related to the increase in notes payable outstanding in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. See note 16 for more information on the Company's notes payable.

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

In the three months ended September 30, 2021, as a result of the assets acquired and liabilities assumed related to the acquisition of IMMCO, the Company recorded a $2.5 million deferred tax liability. As a result, the Company recorded a $2.5 million tax benefit for a reduction in prior recorded valuation allowances.

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

For the three and nine months ended September 30, 2020, the Company is allocating income tax expense (benefit) in accordance to ASC 740-20-45-7 to more than one financial statement component other than continuing operations. Prior period comparative allocations have also been made.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020 and completed the disposal of Canada's assets in the fourth quarter of 2020. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs. This accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) in 2020 based on updated estimates. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. The Company paid out an additional $0.3 million of termination benefits in the first nine months of 2021 and expect to pay the remaining $28 thousand during the remainder of 2021. For more information on the Company's restructuring charges, see Note 1 Nature of Operations, Basis of Presentation and Company Conditions under the Restructuring Charges subheading.

Liquidity and Capital Resources

General

As of September 30, 2021, the Company held cash and cash equivalents of $11.2 million and restricted cash of $1.2 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 and February 2021 S-3 filings, seller financing, the issuance of debt and financing through the sale of future revenues. The Company filed an S-3 in February of 2021 which became effective in April 2021 for the issuance of additional stock or public debt. In July, 2021, the Company issued 10,410,959 shares of common stock at $3.65 a share for a total raise of $38.0 million before expenses.  In August of 2021, the Company opened a $4.0 million dollar line of credit to support additional funding. The Company's cash used in operations was more in the first nine months of 2021 than in the first nine months of 2020 primarily driven by a larger net loss. Major uses of cash in the first nine months of 2021 included the acquisitions of Gibson Technical Services and IMMCO Inc., purchases of property and equipment, completion of the purchase of the VE Technology and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well.

Cash Used in Operations

Cash used in operations of $36.8 million was a $26.9 million increase in cash used compared to the nine-month period in 2020. Cash used in operations for the nine months ended September 30, 2021 were approximately $14.5 million in the other segment, $19.3 million in the Electric Power and Solar Infrastructure Services segment, $3.0 million in the Integrated Energy Infrastructure Solutions and Services segment. Included in the Other segment is a $0.3 million source of cash related to the former discontinued operations of the Power and Electromechanical segment, which was primarily the collection of trade accounts receivable. This compares to prior year nine-month-period cash used of approximately $7.7 million used in the Other segment, $2.9 million used for the Electric Power and Solar Infrastructure Services segment $1.2 million used by the Integrated Energy Infrastructure Solutions and Services segment and $1.9 million provided by discontinued Power and Electromechanical segment.

Increased uses of cash in the first nine months of 2021 are primarily for costs associated with mergers and acquisitions in the Electric Power and Solar Infrastructure Services segment in addition to normal administrative costs, ramp-up costs on the Company's Orbital Power Services group, and cash used by Orbital Solar Services operations. The Company believes that revenue generated by recent Orbital Telecom Services acquisitions Gibson Technical Services and IMMCO, Inc. will improve cash flow from operating activities. While the Company saw an initial cost increase from Orbital Power Services, management expects these groups to become cash flow positive, as the business environment normalizes and the Company continues to increase revenue-generating service crews deployed. The Company believes overall cash used in operations will improve through revenue growth associated with new customers and larger projects, the additional cash expected from operations of Orbital Solar Services when it begins work on contracts with solar developers including performing as company "of choice" for the recently-formed Black Sunrise Century Fund, which over the next three years is expected to build over 1 gigawatt of solar power.

The change in cash used in operating activities, exclusive of net loss, is primarily the result of the following line items: payment towards accounts payable increased cash used in operating activities by $2.5 million, increased cash used for right of use assets, which are partially offset by increased lease liabilities related to the ramp up of the Orbital Power Services group. Timing of cash receipts on trade accounts receivable was a $5.2 million increase in cash used in operating activities related to build up of accounts receivable at Orbital Gas Systems, Orbital Power Services partially offset by sources of cash at Orbital Solar Services, Orbital Telecom Services and receipts of final sales at CUI-Canada. Changes in prepaid expenses of $1.4 million was a source of cash and were due to timing of payments primarily related to changes in prepaid expenses at Orbital Gas Systems, Orbital Power Services, and the Other segment.

During the nine months ended September 30, 2021 and 2020, the Company recorded a total of $9.8 million and $12 thousand, respectively, for share-based compensation related to equity given, or to be given to directors, employees and consultants for services provided and as payment for royalties earned. The increase in expense during the first nine months of 2021 compared to the first nine months of 2020 is primarily due to employee stock-based bonuses and increased director stock-based compensation in 2021 compared to director stock-based compensation in the nine months of 2020 when director compensation was being accrued as cash compensation while the structure of their compensation was being evaluated. During the nine months ended the Company recorded $11.2 million of non-cash deferred tax benefits as a result of the acquisition of GTS and IMMCO, which allowed the Company to utilize deferred tax assets that had been fully reserved. Also during the nine months ended September 30, 2021, the Company recorded fair value adjustments of $2.5 million on unsettled stock appreciation rights held by corporate officers that will be settled in cash at a future date.

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

Capital Expenditures and Investments

During the first nine months of 2021 and 2020, Orbital Energy Group invested $6.6 million and $1.5 million, respectively, in property and equipment. These purchases in 2021 were primarily for capital assets associated with the Company's Orbital Power Services and Orbital Telecom Services. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the nine months ended September 30, 2021 and 2020, the Company paid cash for acquisitions, net of cash received of $36.9 million and $3.0 million respectively. The Company anticipates further investment in fixed assets and acquisitions during 2021 in support of its on-going business and continued development of its infrastructure services operations. The Company entered into a $3 million note receivable with Orbital Solar Services during the three months ended March 31, 2020 prior to the April 1 acquisition. This payment became part of the Company's purchase consideration upon the close of the acquisition.

Financing Activities

To date in 2021, the Company issued a total of 26.0 million shares of common stock in three separate equity raises with a face amount of $83.0 million for which the Company netted $78.0 million after expenses. For the nine months ended September 30, 2021, the Company received cash proceeds of $19.4 million for the issuance of debt with a face value of $23.4 million and a weighted average stated interest rate of 8.5% and a weighted average estimated effective rate of 18.3%. In the nine months ended September 30, 2021 and 2020 the Company made cash payments on notes payable of $7.5 million and $1.7 million, respectively, including $2.0 million in 2021 toward the seller notes payable related to the April 2020 acquisition of Orbital Solar Services. The Company also implemented several exchange agreements whereby shares of common stock were exchanged for additional debt reduction. The Company recorded a $0.7 million extinguishment of debt of the Reach Construction seller note due to the Company making an early cash payment in exchange for a portion of the loan being forgiven and a portion being paid by the Company with shares of its common stock.  See Note 16 for more information on the Company's notes payable. In addition, the Company paid $0.4 million in the three months ended March 31, 2021 to close its line of credit that was acquired with the Orbital Solar Services business.

Recap of Liquidity and Capital Resources

At September 30, 2021, the Company had unrestricted cash and cash equivalents balances of $11.2 million. At September 30, 2021 the Company had $1.8 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.1 million and $72 thousand, at foreign financial institutions covered under the United Kingdom Financial Services Compensation (FSC) and Canada Deposit Insurance Corporation (CDIC), respectively. At September 30, 2021, the Company had cash and cash equivalents of $1.0 million in European bank accounts and $72 thousand in Canadian bank accounts.

The Company had a net loss of $36.3 million and cash used in operating activities of $36.8 million during the nine months ended September 30, 2021. As of September 30, 2021, the Company's accumulated deficit is $186.0 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations and acquisition efforts in the remaining months of 2021.

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

The tables below detail the percentage of revenues and expenses from continuing operations by the two principal currencies:

		British Pound
	U.S. Dollar	Sterling
For the Three Months Ended September 30, 2021
Revenues	90%	10%
Operating expenses	90%	10%

For the Three Months Ended September 30, 2020
Revenues	78%	22%
Operating expenses	81%	19%

		British Pound
	U.S. Dollar	Sterling
For the Nine Months Ended September 30, 2021
Revenues	83%	17%
Operating expenses	90%	10%

For the Nine Months Ended September 30, 2020
Revenues	69%	31%
Operating expenses	79%	21%

To date, the Company has not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments. The Company believes that during the three and nine months ended September 30, 2021, the effect of a hypothetical 100 basis point shift in foreign currency exchange rates applicable to the Company’s business would not have had a material impact on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, the Company, including certain of its subsidiaries, implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Company and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Company’s internal control over financial reporting.

Other than as discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor was added during the three months ended September 30, 2021:

Potential government imposed COVID-19 vaccine mandates could adversely affect our ability to attract and retain employees, which could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration ("OSHA") to issue an Emergency Temporary Standard requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week and wear a mask while in the workplace. On November 4, 2021, it was announced that the mask mandate deadline is December 5, 2021 and by January 4, 2022 companies must require their workers to be fully vaccinated or submit to weekly coronavirus testing. It is unclear, among other things, how compliance will be documented and enforced but could include investigating complaints through OSHA's whistle-blower system and penalties. As a company with more than 100 employees, we will be required to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing.

Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, and may have an adverse effect on our future revenues, costs and results of operations.

There were no other material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the nine months ended September 30, 2021, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Expense/ Prepaid/ Cash	Stock issuance recipient	Reason for issuance	Total no. of shares		Grant date fair value recorded at issuance and periodic vesting (in thousands)
January, April, May, and August 2021	Common stock	Expense	Eight directors	Director compensation	142,708		$620
January, April, and May 2021	Common stock	Expense	Employees	Employee bonuses	1,016,613		8,040
February, June, July and August 2021	Common stock	Expense	4 Consultants	Services	244,274		1,138
February 2021	Common stock	Cashless exercise	Employee	Stock option exercise	214,596	*	—
April and June 2021	Common stock	Acquisition	Various GTS sellers	GTS acquisition	5,929,267		16,932
July 2021	Common stock	Acquisition	Various IMMCO sellers	IMMCO acquisition	874,317		2,544
July, August and September 2021	Common stock	Debt payment	Various	Debt payment	737,605		2,575
May and July 2021	Common stock	Expense	Consultant	Royalty	5,571		23
Total other equity transactions					9,164,951		$31,872

*  The cashless exercise consisted of an exercise of 552,663 shares for which 338,067 of those share options were returned to the Company in return for the 214,596 shares issued. Expense related to these stock options were recorded in prior periods as they were fully vested.

Item 5. Other Information.

Appointment of new CFO

As of November 16, 2021, Nicholas M. Grindstaff, age 59, will be appointed to the position of Chief Financial Officer. Concurrent with Mr. Grindstaff's appointment on November 16, Daniel N. Ford will transition out of the Company but will assist with Mr. Grindstaff's transition through next spring. As OEG continues to increase in scope, size, and complexity, it is strategically important for the C-Suite to reside in one location, which is in Houston.

Nicholas M. Grindstaff served as Vice President – Finance since May 2011 and Treasurer since October 1999 for Quanta Services, Inc., a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, communications, pipeline and energy industries primarily in the United States, Canada and Australia.

As an executive officer at Quanta Services, Inc. he was responsible for capital structure, which included numerous capital raises across various markets, managing acquisitions, financial planning and analysis, internal and SOX control compliance, procurement, working capital allocation, treasury operations as well as numerous other strategic initiatives.  Mr. Grindstaff holds a Master of Science degree in Accounting.

Mr. Grindstaff signed a four-year employment agreement effective as of November 15, 2021. The agreement provides for an annual salary of $650,000 per year with minimum annual increases of 3% per year and minimum annual bonuses of 100% of his annual salary. Mr. Grindstaff will also receive long-term incentive compensation in the form of restricted stock units, which will vest monthly over thirty-six months.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description
10.114	Employment agreement with Nicholas M. Grindstaff effective November 15, 2021.

10.115	$4,000,000 Business loan agreement line of credit between Gibson Technical Services, Inc. and Truist Bank

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	Inline XBRL Instance Document

101.SCH [1]	Inline XBRL Taxonomy Extension Schema Document

101.CAL [1]	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of November 2021.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Daniel N. Ford
Daniel N. Ford,
Chief Financial Officer
(Principle Financial Officer)