Form 10-K
period 2021-12-31
Orbital Energy Group, Inc.
filed 2022-03-31
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐    Non-accelerated filer  ☒

Smaller reporting company  ☒     Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2021), was approximately $226,816,958. Shares of common stock beneficially held by each executive officer and director as well as 10% holders as of June 30, 2021 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 31, 2022, the registrant had 85,409,451 shares of common stock outstanding and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview

Orbital Energy Group, Inc. and subsidiaries (Nasdaq: OEG), formerly known as CUI Global Inc., are collectively referred to as ‘‘Orbital Energy Group,’’ the “Company,” or “OEG.” Orbital Energy Group is a Colorado corporation organized on April 21, 1998 with its principal place of business located at 1924 Aldine Western, Houston, Texas 77038. The Company is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets.

In the fourth quarter of 2021, the Company's continuing operations were reclassified into three reportable segments, which include the Electric Power segment, the Telecommunications segment, and the Renewables segment. The Company’s corporate overhead activities are included in Other. Orbital Energy Group has continuing operations in two countries, including the United States and India.

In December 2021, the Company announced plans to exit its Integrated Energy Infrastructure Solutions and Services segment. Both the domestic portion of the segment, Orbital Gas Systems, North America, and the foreign segment, Orbital Gas Systems, Ltd. (Orbital-UK) was held for sale as of December 31, 2021, and considered discontinued operations.

Electric Power Segment

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

Telecommunications Segment

The Telecommunications segment consists of Gibson Technical Services (GTS) along with its subsidiaries IMMCO, Inc. based in Atlanta, Georgia and Full Moon Telecom, LLC based in Florida. GTS provides engineering, design, construction, and maintenance services to the broadband and wireless telecommunication industries and was acquired by the Company effective April 13, 2021. IMMCO, Inc. provides enterprise solutions to the cable and telecommunication industries and was acquired by the Company effective July 28, 2021. Full Moon Telecom, LLC provides telecommunication services including an extensive array of wireless service capabilities and was acquired by the Company effective October 22, 2021.

Renewables Segment

Orbital Solar Services, LLC (OSS), based in Raleigh, North Carolina, makes up the Renewables segment. OSS provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction.

Discontinued Operations  - Integrated Energy Infrastructure Solutions and Services

On December 28, 2021, the Board of Directors of Orbital Energy Group, Inc. approved management’s recommendation for certain restructuring and costs reduction actions to strategically reposition the Company’s business. This strategy focuses on building an infrastructure services company serving the electric power, telecommunications and renewable markets by disposing of two (2) of its subsidiaries.  The two subsidiaries are:

● Orbital Gas Systems, North America, Inc. (“OGSNA”);

● Orbital Gas Systems, Ltd. (“Orbital UK”).

OGSNA and Orbital UK are collectively referred to as the “Orbital Gas Subsidiaries."

The Orbital Gas Subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems.  These legacy businesses do not fit within the Company's future strategy to build an infrastructure services company serving the electric power, telecommunications, and renewable markets. The disposition of the Orbital Gas Subsidiaries will facilitate the Company’s restructuring and cost savings initiatives and are intended to realign and simplify its business structure and better position the Company for future growth and improved profitability.

Following is a description of the businesses held for sale:

Orbital Gas Systems, Ltd. (Orbital-UK) is based in Stone, Staffordshire in the United Kingdom and Orbital Gas Systems, North America, Inc. (Orbital North America), is based in Houston, Texas. The Integrated Energy Infrastructure Solutions and Services segment subsidiaries, collectively referred to as (“Orbital Gas Systems”) are leaders in innovative gas solutions, with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems. Included in the U.K. is a 46,000 square foot manufacturing/administration/research and development facility.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, our discontinued operations maintain up to date the following trademarks: GasPT, IRIS, Orbital Gas Systems, and VE Technology.

As of December 31, 2021, Orbital UK was considered held for sale and its assets were written down to their expected sale price, resulting in a $9.2 million impairment in 2021.

Anticipated Growth Strategy

Our strategy includes:

•	Profitably grow organically and through acquisitions into infrastructure services within the electric power, telecommunications and renewables markets.
•

We are committed to fostering greater diversity within the industries we serve, ensuring that people of color and minority-owned and/or operated businesses have ample opportunities to join in and benefit from our growth.

•	Continuing to enhance our service capabilities, expand existing and new customer relationships and broaden our geographic footprint.

Acquisition Strategy

Our acquisition strategy is focused on pursuing targets with profitability that is equal to or greater than that of industry peers, revenue visibility, good outlook for growth, long-standing customer relationships and entrepreneurial leaders with a proven track record in operations management. Due diligence is performed on each potential acquisition target to identify relevant synergies with our current business, along with the potential for increasing revenue, earnings and shareholder value.

Employees

As of December 31, 2021, Orbital Energy Group, Inc., with its consolidated subsidiaries, had 1,329 employees in continuing operations and 111 employees in discontinued operations. This is an increase in total employees from the 284 total employees reported as of December 31, 2020. As of December 31, 2021, 203 of its employees are members of the International Brotherhood of Electrical Workers or IBEW, which is an increase from zero IBEW members as of December 31, 2020. Most of the increase in employees relates to the acquisitions of Front Line Power Construction, LLC, and Gibson Technical Services and subsidiaries IMMCO, Inc. and Full Moon Telecom, LLC along with the growth of Orbital Power, Inc. and Eclipse Foundation Group operations during 2021. The Company values all of its employees and fosters a good working relationship. As the company continues to increase revenues, additional staff may be added to adequately support the business.

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

Under the United States Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks for continuing operations: Orbital Solar Services, Orbital Power, Inc., Eclipse Foundation Group, Orbital Renewables, Gibson Technical Services, Front Line Services, LLC, IMMCO, Inc., and Full Moon Telecom, LLC.

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

Competitive Business Conditions

The markets in which we operate are highly fragmented and highly competitive wherein Orbital Energy Group competes with other contractors, from small local independent companies to large national firms, in most of the geographic markets in which we operate. Several competitors are large companies that have significant financial, technical and marketing resources. Certain barriers to entry exist in the markets in which we operate such as technical expertise, high safety rating requirements, operational experience and quality, and financial resources. From time to time, new competitors that have adequate financial resources and access to technical expertise may become a competitor in our markets. A significant portion of our revenues is currently derived from unit price or fixed price agreements with price often a primary factor in customer project awards; therefore, we could be underbid by our competitors. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, safety ratings, financial and operational resources, geographic presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. Many of our customers are able to perform their own infrastructure services similar to the work we provide. Although these companies currently outsource a significant portion of these services, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.

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

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2021, we had a net loss of $61.2 million, an accumulated deficit as of December 31, 2021 of $210.9 million, and negative working capital including of $33.3 million, which includes current maturities of long-term debt. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2021, we had a net loss of $61.2 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

Acquisitions and strategic investments related to business expansion activities may not be successful and may divert our resources from our existing business activities, negatively affecting our operating results, cash flows and liquidity and may not enhance shareholder value.

Orbital Energy Group has focused our business on the acquisition and development of energy infrastructure services companies including Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc, Full Moon Telecom, LLC. and Orbital Solar Services (formerly Reach Construction Group, LLC), and the greenfield development of Orbital Power, Inc. and Eclipse Foundation Group. We may not be successful in acquiring energy infrastructure services companies that are commercially viable. We may fail to successfully develop or commercialize such services, solutions and products that we acquire. Research, development and commercialization of such acquired services, solutions and products may disproportionately divert our resources from our other business activities. Acquisitions expose us to operational challenges and risks, including the ability to profitably manage and integrate acquired operations, implement internal controls, procedures, financial reporting and accounting systems into our business. In addition, increased indebtedness, earn-out obligations and cash flow requirements may result in cash flow shortages if anticipated revenue and earnings are not realized or are delayed. Other risks for acquisitions include, among other things, the ability to retain and hire qualified personnel, costs to integrate the business and fund capital needs.

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

We have a significant amount of debt, and our significant indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our other debt.

We have a significant amount of debt and debt service requirements. As of December 31, 2021, we had approximately $156.6 million of outstanding debt, net of current maturities and $75.3 million of current maturities including line of credit. A large amount of the debt includes amounts borrowed during 2021 to finance a portion of the closing consideration paid in connection with our acquisition of Front Line Power Construction, LLC. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•	an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in an acceleration of our debt maturity and higher default-level interest rates.
•	reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•	subjecting us to the risk of increasing interest expense on variable rate indebtedness.
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industries in which we operate and the general economy;
•	limiting our ability to pursue business opportunities that become available to us; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations on our existing indebtedness.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our indebtedness.

Our ability to generate cash in order to make scheduled payments on the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our current credit agreements and those we may enter into in the future. Specifically, we will need to maintain certain financial ratios. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our senior credit facility or from other sources in an amount sufficient to service our indebtedness, to make necessary capital expenditures or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on factors including the state of the capital markets and our financial condition at such time, as well as the terms of our financing agreements. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our business and operating results are subject to physical risks associated with climate change.

Changes in climate have caused, and are expected to continue to cause, among other things, increasing temperatures, rising sea levels and changes to patterns and intensity of wildfires, hurricanes, floods, other storms and severe weather-related events and natural disasters. These changes have and could continue to significantly impact our future operating results and may have a long-term impact on our business, results of operation, financial condition and cash flows. While we seek to mitigate our risks associated with climate change, we recognize that there are inherent climate-related risks regardless of how and where we conduct our operations. For example, a catastrophic natural disaster could negatively impact any of our projects or office locations and the locations and service regions of our customers. Accordingly, a natural disaster has the potential to disrupt our business as well as the businesses that we serve and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.

A lack of availability or an increase in the price of fuel, materials or equipment necessary for our business or our customers’ projects could adversely affect our business.

Pursuant to certain contracts, including fixed price and EPC contracts where we have assumed responsibility for procuring materials for a project, we are exposed to availability issues and price increases for materials that are utilized in connection with our operations, including, among other things, copper, steel and aluminum. In addition, the timing of our customers’ ongoing projects, as well as their capital budgets and decision-making with respect to the timing of the future projects, can be negatively impacted by a lack of availability or an increase in prices of certain materials. Prices and availability could be materially impacted by, among other things, supply chain and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and geopolitical conditions (e.g., inflation). For example, recent logistical challenges in connection with the COVID-19 pandemic and sourcing restrictions have resulted in uncertainty concerning availability and pricing of certain commodities and goods important to our and our customers’ businesses, including renewable energy project components (e.g., solar panels). The lack of availability of necessary materials could result in project delays, some of which could be attributable to us, and an increase in prices of materials could reduce our profitability on projects or negatively impact our customers, which could have an adverse effect on demand for our services or our business, financial condition, results of operations and cash flows.

Additionally, supply chain and other logistical challenges have negatively impacted suppliers of certain equipment necessary for the performance of our business, including, among other things, new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires). Based on the significant worldwide shortage of semiconductors, as well as other factors, vehicle manufacturers are experiencing production delays with respect to vehicles we utilize in our operations. To the extent these production issues worsen or become longer-term in nature, our operations could be negatively impacted.

We are also exposed to increases in energy prices, particularly fuel prices for our fleet of vehicles, which have increased during the COVID-19 pandemic, and could increase further due to future regulatory, legislative and policy changes that result from, among other things, war in Ukraine and climate change initiatives. Furthermore, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in fuel costs could reduce our profitability with respect to such projects. Our ability to utilize certain existing vehicles within our fleet may also be limited by new emissions or other regulations, and, due to lack of production or availability, we may not be able to procure a sufficient number of vehicles meeting any such regulations. To the extent we are unable to utilize a significant portion of our existing fleet, we may be unable to perform services, which could have an adverse effect on our future financial condition, results of operations and cash flows. The broader and longer-term implications of these challenges, as a result of the COVID-19 pandemic, the transition to a carbon-neutral economy and otherwise, remains highly uncertain and variable and could negatively impact our overall business, financial condition, results of operations and cash flows.

If our manufacturers, suppliers or our service providers are unable to provide an adequate supply of products and services, our growth could be limited, and our business could be harmed.

We rely on third parties to supply services and materials for our integrated solutions and construction offerings. In order to grow our business to achieve profitability, we may need such business partners to increase, or scale up, production and supply by a significant factor over current levels. There are technical challenges to scaling up capacity that may require the investment of substantial additional funds by our manufacturers or suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers and suppliers are unable to do so, we may not be able to meet the requirements to grow our business to anticipated levels. We also may represent only a small portion of our supplier’s or manufacturer’s business, and if they become capacity constrained, they may choose to allocate their available resources to other customers that represent a larger portion of their business.

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

The Company’s major product and service lines in 2021 were electric power, telecommunications, and renewables and in 2020 were electric power and solar infrastructure services, and natural gas infrastructure.

During 2021, 26% of revenues were derived from two customers, one with 15% and a second with 11% of total revenues. During  2020, over 53% of revenues were derived from three customers, one with 31%, and two with 11%.

At December 31, 2021, of the gross trade accounts receivable totaling approximately $50.2 million, there were two individual customers that made up approximately 46% of the Company's total trade accounts receivable: one customer with 30%, and one customer with 16%. At  December 31, 2020, of the gross trade accounts receivable totaling approximately $6.9 million, approximately 70% was due from four customers: one with 27%, a second with 16% a third with 16%, and a fourth with 11%.

During 2021 the Company had one supplier that made up 12% of purchases included in cost of revenues and in 2020, the Company has three suppliers that made up 39% of our purchases included in cost of revenues, with 14%, 13% and 12%, for the three suppliers.

There is no assurance that we will continue to maintain all of our existing key customers or vendors in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial. For additional information on our concentrations, see Note 15 – Concentrations.

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

Our subcontractors and suppliers may fail or be unable to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Due to the nature of the services we provide and the conditions in which we operate, our business is subject to operational hazards. Though we invest in substantial resources to provide for safety including occupational health and safety programs and by carrying appropriate amounts of insurance coverage, there can be no assurance that we will be able to mitigate all hazards, including electricity, fires, explosions, mechanical failures and weather-related incidents. This could result in significant liability. The risks faced by our personnel can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages which could lead to large damage claims, suspension of operations, government enforcement actions, regulatory penalties, civil litigation or criminal prosecution. These costs could exceed the amount we charge for the associated products, solutions and services.

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

As of December 31, 2021, Orbital Energy Group, Inc., together with its consolidated subsidiaries, had 1,329 full-time employees excluding 111 employees at our discontinued operations. We expect to experience growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products, solutions and services. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products, solutions and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We believe that we have not yet established sufficient market awareness in our various markets. Market awareness of our capabilities and products, solutions and services is essential to our continued growth and our success in all of our markets. We expect the brand identity that we acquired with platform companies, Front Line Power Construction, LLC, and Gibson Telecom Services along with developing brand identity with Orbital Solar Services and Orbital Power, Inc. will significantly contribute to the success of our business. Maintaining and enhancing these brands is critical to expanding our base of customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition could be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and continue to provide high-quality services, solutions, and products, which we may not do successfully.

New entrants in our markets may harm our competitive position.

New entrants seeking to gain market share by introducing new technology, services, solutions and products may make it more difficult for us to sell our services, solutions and products and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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

Many of our operating units and customers are located in and around Houston, Texas, Eclipse Foundation Group is located in Gonzales, Louisiana, and Full Moon Telecom is located in Florida. The risk of hurricanes and other natural disasters in these geographic areas are significant due to the proximity to the coast and their propensity to flood. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our locations or at third-party providers could cause interruptions to our operations. Any disruption resulting from these events could cause significant delays in our ability to deliver our solutions, services and products until we are able to shift our manufacturing, assembly or testing from the affected contractor(s) to another third-party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

Defects in our solutions could harm our reputation and business.

Our services and solutions are complex and have contained and may contain undetected defects or errors. Defects in our services and solutions may require us to implement design changes or updates.

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

Our contract manufacturers purchase some components, subassemblies and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales.

We rely on third-party components and technology to build and operate our solutions and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for our services and solutions. Shortages in components that we use in our solutions are possible and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur.

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

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the number of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

We have devoted substantial resources to the development of our proprietary technology and trade secrets. In order to protect our proprietary technology and trade secrets, we rely in part on confidentiality agreements with our key employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of our trade secrets. We may have difficulty enforcing our rights to our proprietary technology and trade secrets, which could have a material adverse effect on our business, operating results and financial condition. In addition, others may independently discover trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to determine and enforce the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our common stock trades on the Nasdaq Stock Market. There can be no assurance, however, that the trading market for our common stock will be robust. A limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our common stock. The trading price of our common stock has been volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During calendar year 2021, our common stock traded at a low of $2.08 and a high of $9.86.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In 2020, the Company relocated its headquarters to its Houston office where it rents office and warehouse space totaling approximately 40,000 square feet. Its lease expires in 2022.

In April 2021, the Company acquired Gibson Technical Services, LLC ("GTS"), which leases approximately 10,000 square feet of office and 5,000 square feet of warehouse space in Atlanta, GA. In addition, this space includes a fenced equipment yard  of approximately 30,000 square feet. The lease ends in July 2028. GTS also leases warehouse space ranging from 250 square feet to 8,700 square feet in Alabama, Georgia, North Carolina, Nevada, Mississippi, Louisiana, New York, Virginia, and Oklahoma.

In July 2021, the Company acquired IMMCO, Inc, which is a subsidiary of Gibson Technical Services, LLC and which shares office space with GTS in Atlanta, GA.

In October 2021, the Company acquired Full Moon, Telecom, LLC, which runs remotely and thus has no properties associated with it.

In November 2021, the Company acquired Front Line Power Construction, LLC, which leases two industrial/office type buildings and surrounding six acres in the greater Houston area of Rosharon, Texas. The lease expires in 2024.

In April 2020, the Company sublet office space in Irving, Texas for corporate support services and Orbital Power, Inc. office personnel; the lease runs through 2023. Orbital Power, Inc. also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power, Inc. for which the lease runs until 2022.

With the acquisition of Orbital Solar (formerly Reach Construction Group, LLC), the Company leased industrial space in Sanford, North Carolina which includes approximately 4,600 square feet of warehouse space and 4,800 square feet of office space and runs through 2022.

The Company leases office and warehouse space in Tualatin, Oregon, which was its former headquarters and now sublets to outside parties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol ‘‘OEG.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2021, the Company’s issued and outstanding shares consisted of 82,259,739 shares of common stock issued and 81,906,676 shares outstanding of which 65,787,438 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2021, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

	High	Low
2021
First Quarter	$9.86	$2.08
Second Quarter	7.64	2.91
Third Quarter	4.66	2.92
Fourth Quarter	3.07	2.15
2020
First Quarter	$1.79	$1.18
Second Quarter	1.31	0.82
Third Quarter	0.91	0.53
Fourth Quarter	1.19	0.68

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 237,985 shares of common stock the Company is required to reserve for potential future issuances.

•

237,985 common shares reserved for outstanding options issued under our Equity Compensation Plans.

As of December 31, 2021, there were reserved for issuance an aggregate of 237,985 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. This limit was increased to a total of 5,000,000 shares at the 2021 Annual Meeting of Shareholders. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired. As of December 31, 2021 there are 4,130,665 remaining shares available to grant under the 2020 Incentive Award Plan. See Note 10 Stockholders' Equity for more information on the Company's 2020 Incentive Award Plan.

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

 2021 Sales of Unregistered Securities

Common Stock Issued During 2021

(Dollars in thousands)
Dates of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Fair value recorded at issuance

February, June, July, and August and October 2021	Common stock	Four consultants	Services	251,537	1,161

April and June 2021	Common stock	Various GTS sellers	GTS acquisition	5,929,267	16,932

July 2021	Common stock	Various IMMCO sellers	IMMCO acquisition	874,317	2,024

July, August, and September, October, November and December 2021	Common stock	Various	Debt payment	3,082,299	8,971

October 2021	Common stock	2 sellers	Full Moon Telecom acquisition	227,974	368

November 2021	Common stock	2 sellers	Front Line Power acquisition	11,622,018	17,612

November 2021	Common stock	4 lenders	Portion of original issue discount on $105 million credit facility	1,636,651	3,813

Total 2021 issuances				23,624,063	$50,881

 Shares Eligible for Future Sale

As of December 31, 2021, we had outstanding 81,906,676 shares of common stock. Of these shares, 65,787,438 shares are freely tradable without restriction or limitation under the Securities Act.

The 16,119,141 shares of common stock held by existing stockholders as of December 31, 2021 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

 Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2021 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2021 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Overview

Orbital Energy Group, Inc. is a Colorado corporation organized on April 21, 1998. The Company’s principal place of business is located at 1924 Aldine Western, Houston, Texas 77038. Orbital Energy Group is a holding company dedicated to maximizing stockholder value through the acquisition and development of infrastructure services contractors. Through its subsidiaries, Orbital Energy Group has built a diversified portfolio of industry leading infrastructure service providers that touch many markets.

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

Fair Value of Estimates in Business Combination Accounting and Goodwill and Indefinite Lived Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. At December 31, 2021, the Company has six operating segments comprised of eight reporting units with Gibson Technical Services, IMMCO, Inc, and Full Moon Telecom, LLC consolidating into one operating segment called Gibson Technical Services. Goodwill is recognized at the operating segment level. At December 31, 2021, operating segments with goodwill include Front Line Power Construction, LLC, Orbital Solar Services and Gibson Technical Services.

Upon acquisition of Front Line Power Construction, LLC, the Company recorded $70.2 million of goodwill. Goodwill was valued as of November 17, 2021 by a third-party valuation expert and was recorded following the recognition of Front Line Power Construction’s tangible assets and liabilities and $108.2 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill at Front Line Power Construction include the strong leadership of Kurt Johnson, Front Line Power Construction’s Founder and CEO, along with the skills and expertise brought by his team. Front Line Power Construction’s team provides synergies with Orbital Power Inc. that will add momentum to the comprehensive range of solutions by OEG’s Electric Power Segment.

Upon acquisition of Full Moon Telecom, LLC, the Company recorded $0.8 million of goodwill. Goodwill was valued as of October 22, 2021, by a third-party valuation expert and was recorded following the recognition of Full Moon Telecom’s tangible assets and liabilities and $0.4 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill in Full Moon Telecom, LLC, include the highly skilled and technically competent workforce at Full Moon. This workforce when combined with Gibson Technical Services and IMMCO provide synergies that increase the unique portfolio of services provided to their customers and further penetrate the telecommunications market.

Upon acquisition of IMMCO, Inc., the Company recorded $10.6 million of goodwill. Goodwill was valued as of July 28, 2021 by a third-party valuation expert and was recorded following the recognition of IMMCO Inc.’s tangible assets and liabilities and $6.4 million of finite- and -indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill at IMMCO include the significant synergies added to the Company’s telecommunications segment by expanding the depth and breadth of the customer solutions provided.

Upon acquisition of Gibson Technical Services, the Company recorded $12.3 million of goodwill. Goodwill was valued as of April 13, 2021 by a third-party valuation expert and was recorded following the recognition of Gibson Technical Services’ tangible assets and liabilities and $22.8 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill in Gibson Technical Services (GTS) include GTS’s sterling reputation within the telecommunications industry which when combined with the Company’s resources, provides the Company the solid platform that will help OEG penetrate the telecommunications market and build upon to create synergies with future acquisitions.

Upon acquisition of Reach Construction Group, LLC, the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of Reach's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets. Factors that contributed to the Company's goodwill are Reach Construction's skilled workforce and reputation within its industry. The Company also expected to achieve future synergies between Reach Construction and Orbital Power, Inc. business. These synergies were expected to be achieved in the form of power line work necessary when bringing new solar power systems online.

For Orbital Solar Systems, (formally known as Reach Construction), management completed a quantitative analysis to determine potential impairment at the May 31, 2021 annual impairment test date. Goodwill in the Telecommunications segment was qualitatively reviewed to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. To complete the qualitative review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. Management determined that no additional testing was necessary, and no impairment was necessary. During 2021 there were no triggering events to suggest that it was more likely than not that the fair value of each reporting unit and each indefinite-lived intangible was less than its carrying amount and thus no impairment was necessary.

Revenue Recognition

On January 1, 2018, we adopted the accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. For the majority of contracts, revenue is still measured over time using the input cost-to-cost method or the output method. The change that most affected the transition adjustment on revenue was the requirement to limit revenue recognition on certain contracts without an enforceable right to payment for performance completed to date. Without a specific enforceable right to payment throughout the life of the contract, revenue is recorded at completion of the contact. For the Telecommunications, Electric Power, and Renewables segments, the majority of contracts are classified over time due to the guidance that allows for over time revenue recognition for construction contracts where the Company's performance creates or enhances an asset that the customer controls as the asset is being created or enhanced. This criterion is met since the Company is typically constructing the solar farms, as well as telecommunications and electric power construction services on customer owned or customer-controlled property, so the customer controls the asset as it is created.

For our construction contracts, revenue is generally recognized over time. Our fixed price construction projects use either an output method or a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For jobs under the output method, revenue is earned based on each unit in the contract completed. We construct comprehensive revenue calculations based on quantifiable measures of actual units completed multiplied by the agreed upon contract prices per item completed to measure revenue based on the output method.

The timing of revenue recognition depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method or an output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer.

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

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the twelve months ended December 31, 2021, the Company had an accumulated deficit of $210.9 million, loss from continuing operations of $49.8 million, and net cash used in operating activities of $45.7 million.

As of December 31, 2021, the Company had Cash and cash equivalents of $26.9 million available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $33.3 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund the expansion; refer to Note – 10 Stockholders’ Equity and Stock-Based Compensation and Note 7 — Notes Payable. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 7 — Notes Payable. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. The Company currently has an effective S-3 shelf registration statement with $112 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the twelve months ended December 31, 2021, our revenues have increased by $61.5 million resulting in a 286% increase in revenue from the prior year. The significant increase in revenues during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC made coupled with organic growth within Orbital Power Services. In addition, two large utility scale solar projects were awarded to Orbital Solar Systems during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

The Company plans to meet its obligations as they become due over the next twelve months by raising additional capital through equity and debt financing sources and expected positive cash flows generated from operations. Given the considerations, we believe the mitigating effect of management’s plans has alleviated any substantial doubt about the Company’s ability to continue as a going concern.

Cash used in Operations

There was a use of cash from operations of approximately $45.7 million during the year ended December 31, 2021 compared to a $15.0 million use of cash in 2020. This was an increase in the use of cash from operations of approximately $30.7 million from the year ended December 31, 2020. Overall, the change in cash used in operations is primarily the result of the loss from continuing operations, net of income taxes in 2021 and changes in assets and liabilities.

Increased uses of cash in 2021 are primarily for normal administrative costs, and cash usage in the Electric Power segment primarily related to start-up costs and Renewables primarily related to its loss from operations. While the Company saw an initial cost increase from the Electric Power segment, management expects this segment to become cash flow positive, as the business environment normalizes and it continues to increase service crews deployed. The Company believes that revenue generated by recent Telecommunications and Electric Power acquisitions will improve cash flow from operating activities. The Company believes overall cash used in operations will improve through revenue growth associated with new customers and larger projects.

During 2021, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable, accrued liabilities, and changes in contract liabilities. The change in trade accounts receivable accounted for a $19.2 million use of cash in operating activities and was due to increased trades account receivable balances from the Electric Power and Renewables segments. Accrued expenses and Accrued Compensation increased by $4.5 million primarily related to increased accrued compensation expense in 2021 related to the timing of payroll expense along with increased accrued expenses at the corporate level for interest payable on outstanding debt. Change in contract liabilities was a source of cash due to increased billings in excess of cash at the Renewables segment.

During 2020, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in accrued liabilities, accounts payable and changes in contract liabilities. A use of cash of $1.2 million in accrued liabilities related largely to the payout of severance at CUI Canada that was accrued for in 2019. Change in accounts payable, which was a $3.5 million use of cash, was largely due to the paydown of accounts payable at the Renewables segment, which was acquired on April 1, 2020. Accounts payable paid down did not get replaced at the same rate due to decreased business activity at the Renewables segment due to the COVID-19 pandemic and timing of customer projects.  Change in contract liabilities was a source of cash due to increased billings in excess of cash at the Renewables segment partially offset by the decrease in provision for loss contracts at the Renewables segment as the estimated contract losses recorded on the acquisition date were realized as vendors were paid.

During 2021 and 2020, the Company used stock and options as a form of payment to certain vendors, consultants, directors and employees. For years ended December 31, 2021 and 2020, the Company recorded a total of $12.2 million and $0.3 million, respectively for share-based compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned. The increase in 2021 compared to 2020 was due to greater stock-based bonuses, and greater stock-based director compensation. In addition, there was a fair value adjustment to stock appreciation rights of $2.1 million in 2021 compared to a fair value adjustment of $0.6 million in 2020. Stock appreciate rights were exchanged for restricted stock units in the first quarter of 2022. There was no stock option vesting expense in 2021 or 2020.

Capital Expenditures and Investments

In 2021, the Company paid $132.5 million cash for acquisitions, net of cash received.

During the years ended 2021 and 2020, Orbital Energy Group invested $7.8 million and $1.7 million, respectively, in fixed assets. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, telecommunications service and maintenance, engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The increase in 2021 was due to the start-up costs associated with the Company's Electric Power segment along with increased equipment at the Telecommunications segment. The Company anticipates further investment in fixed assets during 2022 in support of its on-going business and continued development of product lines, technologies and services.

Orbital Energy Group invested $0.7 million and $11 thousand in other intangible assets during 2021 and 2020, respectively. These investments typically include product certifications, technology rights, capitalized website development, software for engineering and research and development and software upgrades for office personnel. The increase in cash paid for investments in the current year primarily relates to VE Technology purchased by Orbital Gas Systems North America, now classified as discontinued operations.

In 2021, the Company entered into finance lease agreements that required payment of deposits. Per the agreement, these deposits should be returned 36 months after the lease commences. During 2021 the Company paid $0.8 million on finance lease deposits compared to zero in 2020.

In 2021 the Company recognized proceeds from notes receivable of $0.6 million compared to zero in 2020. Cash used in purchase of short-term investments of $1.0 million in 2021 compared to zero in 2020.

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

Financing Activities

During the years ended December 31, 2021 and 2020, the Company issued payments of $2.0 million and $4 thousand, against finance leases of equipment. The Company had proceeds from notes payable in 2021 of $143.0 million, compared to $8.1 million in 2020. See Note 7, Note payable for more information on the Company's notes payable. The Company made payments on notes payable of $9.9 million in 2021 and $4.1 million in 2020.

On August 19, 2021, the Company's Telecommunications segment entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At December 31, 2021 the Company had an outstanding balance on the line of credit of $2.5 million and $1.5 million was available for borrowing. In 2020, the $0.4 million line of credit balance was held at the Renewables segment. The Renewable segment line of credit was paid and closed in the first quarter of 2021.

S-3 registration and share issuances

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before costs of approximately $2.3 million for net proceeds of approximately $35.7 million.

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

Recap of Liquidity and Capital Resources

The Company had a net loss of $61.2 million and cash used in operating activities of $45.7 million during 2021. As of December 31, 2021, the Company's accumulated deficit is $210.9 million. The Company has supplemented its liquidity by issuing $45 million of shares of stock in January 2021 and $38 million shares of stock in July 2021. In November 2021, the Company entered into a Credit Agreement with Alter Domus (US), LLC, as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC (“Front Line”) (the “Acquisition”). Pursuant to the Credit Agreement, the Lenders made a Term Loan to Front Line in the initial principal amount of $105 million for the purposes of financing the Acquisition and the associated expenses. The Term Loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5% may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, commencing on June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The Credit Agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on November 17, 2026, subject to acceleration on Events of Default. Additionally, the Company issued two, unsecured promissory notes to the sellers of Front Line in the aggregate principle amount outstanding of $86.7 million with a maturity date of May 17, 2022 and an interest rate of 6% per annum. The seller notes were amended in the first quarter of 2022 so that $35 million will be due in 2022 and the remaining portion of the seller notes will be due May 31, 2023.

At December 31, 2021, and 2020 the Company had cash and cash equivalents balances of $26.9 million and $3.0 million. At December 31, 2021 and 2020, the Company had $2.3 million and $0.6 million, respectively, of cash and cash equivalents balances at domestic financial institutions, which were covered under the FDIC insured deposits programs and $0.4 million and $0.2 million, respectively, of cash and cash equivalents covered at foreign financial institutions. At December 31, 2021 and 2020, the Company held $2.1 million and $2.2 million, respectively, in foreign bank accounts.

The following tables present our contractual obligations as of December 31, 2021:

	Payments due by period
	Less than
(In thousands)	1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Financing lease obligations:
Minimum lease payments	$5,729	$9,980	$576	$—	$16,285

Operating lease obligations:
Operating lease - minimum payments	5,767	8,789	4,093	2,714	21,363

Notes payable obligations:
Notes payable maturities plus interest	97,659	92,077	130,053	—	319,789
Total Obligations	$109,155	$110,846	$134,722	$2,714	$357,437

The above notes payable maturities reflects the agreement made with the Front Line sellers to extend the maturity date for those agreements from May 16, 2022 to May 31, 2023, with $35 million being due in 2022 and the remaining principal due in 2023.

As of December 31, 2021, the Company had an accumulated deficit of $210.9 million.

The Company expects the revenues from its continuing operations to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects its operating units to need cash support as the Company acquires fixed assets to grow their businesses. Further equity issuance or borrowing may be required to fund future acquisitions.

Off-Balance Sheet Arrangements - Obligations under Certain Guarantee Contracts

The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. As of December 31, 2021, the Company is an indemnitor on four surety bonds and had three letters of credit off-balance sheet for a total dollar value of approximately $131.8 million. Two bonds were with the Renewables segment for a total of $127.0 million dollars for two construction projects. At the Electric Power segment there were two bonds totaling $3.8 million for various unit-based construction jobs. For the projects related to these bonds, bonds, there was $110.7 million in costs left to complete the projects at December 31, 2021. The Company held three off-balance sheet letters of credit as of December 31, 2021. The Telecommunications segment had a letter of credit for $0.4 million, Discontinued UK operations for $54 thousand and Renewables for $0.6 million. The Company does not expect any liability associated with these off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, Revenue and income (loss) from operations by segment:

(Dollars in thousands)	For the Year Ended December 31, 2021
	Telecommunications	Electric Power	Renewables	Other	Total
Total Revenues	$27,799	$43,599	$11,550	$—	$82,948
Income (Loss) from operations	$43	$(13,215)	$(19,043)	$(20,576)	$(52,791)

(Dollars in thousands)	For the Year Ended December 31, 2020
	Telecommunications	Electric Power	Renewables	Other	Total
Total Revenues	$—	$8,482	$13,005	$—	$21,487
Loss from operations	$—	$(4,942)	$(5,479)	$(11,610)	$(22,031)

Revenue

	For the Years Ended December 31,
Revenues by Segment		Percent
(Dollars in thousands)	2021	Change	2020
Telecommunications	$27,799	100.0%	$—
Electric Power	43,599	414.0%	8,482
Renewables	11,550	(11.2)%	13,005
Total revenues	$82,948	286.0%	$21,487

2021 compared to 2020

Revenues in 2021 are attributable to newly acquired entities, continued sales, and marketing efforts. Net revenues for the year ended December 31, 2021 were greater than in 2020 due to the acquisitions in the Telecommunications and Electric Power segments and the development of the Company's Electric Power business. This increase was partially offset by lower renewables revenue at Orbital Solar Services during 2021. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power segment held backlogs of customer orders of approximately $207.7 million as of December 31, 2021 and $22.2 million at December 31, 2020. The Renewables segment held backlogs of customer orders of approximately $121.4 million as of December 31, compared to $8.1 million as of December 31, 2020. Telecommunications, had backlogs of customer orders of approximately $194.5 million compared to zero as of December 31, 2020.

Cost of Revenues

2021 compared to 2020

For the year ended December 31, 2021, the cost of revenues as a percentage of revenue increased to 94.8% from 91.1% during 2020. This increase was attributable to start-up costs at the Company’s Electric Power segment and lower margin projects during the period for Orbital Solar Services. Margins will vary based upon the mix of work provided, proprietary technology included in projects, contract labor necessary to complete projects, and the competitive markets in which the Company competes. The year ended December 31, 2021 was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown.

The Company expects continued improvement in 2022 with the addition of the newly acquired companies Gibson Technical Services, IMMCO, Inc., Full Moon Telecom, LLC, and Front Line Power Construction, LLC. These acquired entities have been profitable from acquisition. With the addition of these entities, the Company expects synergies that will promote efficiencies and increase revenue in the years to come. Additionally, two large solar projects are scheduled to ramp up in 2022 and increase revenue.

Selling, General and Administrative Expense

Selling, General and Administrative (SG&A) expenses includes such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product lines including Telecommunications, Electric Power, and Renewables segments and other new product and service introductions.

2021 compared to 2020

During the year ended December 31, 2021, SG&A increased $31.0 million compared to the year ended December 31, 2020. The increase in SG&A for 2021 compared to 2020 was due to the addition of entities in our Telecommunications and Electric Power segments. Additionally, the Electric Power segment experienced increased start-up SG&A costs around increased payroll and insurance expense. Also contributing to SG&A were increased corporate costs largely due to strategic initiatives, which included increased professional fees and costs associated with due diligence activities related to acquisitions.

SG&A decreased to 60.3% of total revenue in 2021 compared to 88.6% of total revenue during the year ended December 31, 2020 due to economies of scale on 286.0% higher consolidated revenues.

Depreciation and Amortization

	For the Years Ended December 31,
Depreciation and Amortization by Segment		Percent
(Dollars in thousands)	2021	Change	2020
Telecommunications	$2,326	100.0%	$—
Electric Power	5,969	1278.5%	433
Renewables	2,931	(10.6)%	3,278
Other	1,684	10.1%	1,530
Total depreciation and amortization (1)	$12,910	146.3%	$5,241

(1) For the years ended December 31, 2021 and 2020, depreciation and amortization totals included $1.6 million and $1.5 million, respectively that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment. For the years ended December 31, 2021 and 2020, depreciation and amortization totals included $4.5 million and $0.5 million, respectively that were classified as cost of revenues in the Consolidated Statements of Operations.

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets.

2021 compared to 2020

Depreciation and amortization expense in the year ended December 31, 2021 was up compared to 2020 primarily due to the amortization of Telecommunications and Electric Power segment acquisition intangibles and depreciation of equipment used by Telecommunications and Electric Power segments.

Provision for Bad Debt

Provision for bad debt in 2021 represented less than 1% of total revenues and related to miscellaneous receivables, which the Company had either recorded an allowance for doubtful collections of the receivable or for which the Company had determined the balance to be uncollectible. The provision for bad debt decreased in 2021 compared to 2020 as the 2020 provision for bad debt primarily related to accounts receivable write-offs on the Renewable segment's customer balances that were deemed to be uncollectible.

Other Income (Expense)

	For the Years Ended December 31,
		Percent
(Dollars in thousands)	2021	Change	2020
Foreign exchange gain (loss)	$(500)	(198.6)%	$507
Interest income	338	15.4%	293
Sublet rental income	501	50.9%	332
Financial instrument income (expense)	33	(100.0)%	—
Gain (loss) on extinguishment of debt and loan modifications	365	337.0%	(154)
Other, net	40	900.0%	4
Total other income (expense)	$777	(20.9)%	$982

Fluctuations in Other Income (Expense) are largely due to fluctuations in foreign currency rates. Foreign currency gains and losses are primarily related to intercompany receivables/payables between Orbital Energy Group and its U.K Orbital Gas Systems subsidiary. Additionally, increased gain on extinguishment of debt primarily relates to the forgiveness by the U.S. government of certain payroll protection loans partially offset by the loss on extinguishment of debt related to exchange of common stock for debt payments. The increase in financial instrument income relates to a standalone financial instrument included in the subscription agreement related to the $105 million credit agreement utilized in the funding of the acquisition of Front Line Power Construction, LLC. This financial instrument is discussed further in Note 7. Increased sublet rental income is due to an increase in the square footage subleased in 2021 related to the Company’s previous corporate office in Oregon.

Investment Income

Prior to the third quarter of 2020, based on its equity ownership and that the Company maintained a board seat and participated in operational activities of Virtual Power Systems ("VPS"), the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, Orbital Energy Group, Inc. no longer has significant influence to recognize the investment under the equity method. As such, the Company held the investment under the cost method as of December 31 2020 resulting in a $4.8 million loss on its equity-method investment in the six months ended June 30, 2020. The VPS investment continues to be held under the cost method and at December 31, 2021 and December 31, 2020, the Company’s basis in the investment was $1.1 million as reflected on the consolidated balance sheets.

Interest Expense

The Company incurred $8.3 million and $1.3 million of interest expense during 2021 and 2020, respectively. Interest expense is for interest on the short-term and long-term notes payable including syndicated debt agreement, seller-financed notes, non-recourse payable agreements, convertible note payable, insurance financing notes, secured promissory note, and lines of credit. The increase in interest expense in 2021 is related to the increase in notes payable outstanding as of December 31, 2021. See note 7 for more information on the Company's notes payable.

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

2021 compared to 2020

In 2021, a net tax benefit of $10.5 million, was recorded to the income tax provision from continuing operations for the year ended December 31, 2021 resulting in an effective tax rate of 17.4% compared to a $1.5 million tax benefit from continuing operations for the year ended December 31, 2020 and an effective tax rate of 5.3%. For the year ended December 31, 2021, the income tax benefit primarily represents a decrease in the U.S. valuation allowance as a result of the GTS acquisition. For the year ended December 31, 2020, the income tax benefit primarily represents a decrease in the U.S. valuation allowance as a result of the Reach Construction Group, LLC acquisition. As of December 31, 2021, we have federal, state and foreign net operating loss carry forwards of approximately $97.3 million, $21.3 million, and $16.5 million, respectively, and for which the federal and state net operating loss carry-forwards will expire between 2026 and 2037.

Loss from Continuing Operations, net of income taxes

2021 compared to 2020

The Company had a loss from continuing operations, net of income taxes of $49.8 million for the year ended December 31, 2021 compared to a loss of $25.7 million in 2020. The increased loss from continuing operations, net of income taxes was attributable to start-up costs at the Company's Electric Power segment and projects with lower than normal margins during the period for the Renewables segment due to supply chain delays caused by COVID-19 leading to inefficiencies. In addition, the Company faced increased administrative costs from acquisition due diligence for the four companies acquired in 2021.

Income from Discontinued Operations, net of income taxes

2021 compared to 2020

The Company had loss from discontinued operations, net of income taxes of $11.4 million for the year ended December 31, 2021 compared to a loss of $1.7 million in 2020. The increase in loss from discontinued operations is primarily due to impairment recognized at Orbital UK in 2021 of $9.2 million. As of December 31, 2021, Orbital UK was considered held for sale and their assets were written down to their expected sale price.

Consolidated Net Loss

2021 compared to 2020

The Company had a net loss of $61.2 million for the year ended December 31, 2021 compared to a net loss of $27.4 million for the year ended December 31, 2020. The increased consolidated net loss was attributable to start-up costs at the Company's Electric Power segment and projects with lower than normal margins during the period for Renewables segment due to supply chain delays caused by COVID-19 leading to inefficiencies, as well as increased administrative costs from acquisition due diligence for the four companies acquired in 2021.

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

Foreign Currency Exchange Rates

The Company conducts continuing operations in one principal currency: the U.S. dollar. This currency operates as the functional currency for the Company’s U.S. operations. Cash is managed centrally within  the  region with net earnings invested in the U.S. and working capital requirements met from existing U.S. intercompany liquid funds.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency, the U.S. dollar, for consolidation purposes. As currency exchange rates fluctuate, translation of our Statements of our foreign operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

Revenues and operating expenses are primarily denominated in the currencies of the countries in which our continuing operations are located, which is the U.S. Our U.K. operations were reclassified to discontinued operations in 2021 and so the Company's revenues and operating expenses from continuing operations were not materially affected by foreign currency translation. We have limited operations in India and Australia. Our consolidated results of operations and cash flows are, therefore, subject to limited fluctuations due to changes in foreign currency exchange rates and is not expected to be adversely affected in the future due to changes in foreign exchange rates.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk and have limited activity with forward foreign currency contracts or other similar derivative instruments.

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company implemented an Investment Committee in 2019 to administer and operate the portfolio. At December 31, 2021, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO. See Item 10 of this Form 10-K for more information on the Company’s Investment Committee.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenue concentrations with large customers. See Note 15 of the Company's financial statements for more information on the Company's concentration risks.

Item 8.  Financial Statements and Supplementary Data

This item includes the following financial information:

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orbital Energy Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Orbital Energy Group, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, revenues derived from long-term fixed price contracts are recognized as the performance obligations are satisfied over time with the progress toward completion measured as a percentage of costs incurred to the total estimated cost for such performance obligation. In addition, the Company’s contracts may include variable considerations related to contract modifications through change orders or claims, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time for long-term fixed price contracts to be a critical audit matter.

The principal considerations for our determination that revenue recognized over time for long-term fixed price contracts is a critical audit matter is that auditing management’s estimate of the progress towards completion of its projects was complex and subjective. This is due to the considerable judgment required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is also complex and highly judgmental and can have a material effect on the amount of revenue recognized.

Our audit procedures related to the recognition of revenue over time included the following procedures, among others. i) We tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost to cost method;  ii) tested management’s process for determining the total estimated contract cost which included evaluating the contracts and other documents that support those estimates, and testing the underlying contract costs; iii) evaluated management’s ability to reasonably estimate total contract costs by performing a comparison of the actual total estimate contract costs as compared with the prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost and iv) tested the estimated variable consideration by evaluating the appropriate application of the most likely amount method, and tracing amounts to supporting documentation.

Acquisition of Gibson Technical Services, IMMCO, and Front Line Power Construction

As described in Note 17 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed acquisitions of Gibson Technical Services (“GTS”), IMMCO Inc., and Front Line Power Construction LLC, and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date, for which the Company utilized a third party valuation firm. We identified the fair value of the acquired intangible assets, including customer relationships and trade name to be a critical audit matter.

The principal considerations for our determination that the estimation of the Company’s methods and assumptions used in estimating the fair value of these acquired intangible assets is a critical audit matter, include the significant judgment required by management when estimating the fair value of these assets.. The estimation was significant primarily to the sensitivity of the respective fair value to the underlying assumptions used to estimate the future revenues and cash flows, including revenue growth rates, gross margins, the discount rate used and the valuation methodologies applied by the third party valuation firm. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the fair value of the intangible assets acquired included the following, among others (i) evaluated the reasonableness of management’s forecasted financial results by testing the revenue growth rates and gross margins by comparing such items to actual historical results to identify material changes based on the Company’s future plans for the acquired entities, corroborating the basis for increases in forecasted revenue and gross margin, as applicable (ii) utilized a valuation specialist to evaluate the methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation, the appropriateness of the discount rate by recalculating the weighted average cost of capital, and the qualification of third-party valuation firm engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 31, 2022

Orbital Energy Group, Inc.

Consolidated Balance Sheets

As of December 31,

	December 31,	December 31,
(In thousands, except share and per share amounts)	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$26,865	$3,046
Restricted cash - current	150	452
Trade accounts receivable, net of allowance	48,752	5,689
Inventories	1,335	—
Contract assets	7,478	6,820
Notes receivable, current portion	3,536	44
Prepaid expenses and other current assets	6,919	2,601
Assets held for sale, current portion	6,679	6,146
Total current assets	101,714	24,798
Property and equipment, less accumulated depreciation	29,638	2,084
Investment	1,063	1,063
Right of use assets - Operating leases	18,247	6,268
Right of use assets - Financing leases	14,702	—
Goodwill	100,899	7,006
Other intangible assets, net	142,656	10,553
Restricted cash, noncurrent portion	1,026	1,026
Note receivable	836	3,601
Deposits and other assets	1,558	120
Assets held for sale, noncurrent portion	—	9,526
Total assets	$412,339	$66,045

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$10,111	$8,960
Notes payable, current	72,774	11,681
Line of credit	2,500	441
Operating lease obligations - current portion	4,674	1,369
Financing lease obligations - current portion	4,939	—
Accrued expenses	28,301	4,372
Contract liabilities	6,503	4,873
Financial instrument liability	825	—
Liabilities held for sale, current portion	4,367	5,380
Total current liabilities	134,994	37,076
Deferred tax liabilities	260	—
Notes payable, less current portion	156,605	4,850
Operating lease obligations, less current portion	13,555	4,774
Financing lease obligations, less current portion	9,939	—
Other long-term liabilities	720	1,368
Liabilities held for sale, noncurrent portion	—	830
Total liabilities	316,073	48,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at December 31, 2021 or December 31, 2020	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 82,259,739 shares issued and 81,906,676 shares outstanding at December 31, 2021 and 31,029,642 shares issued and 30,676,579 shares outstanding at December 31, 2020	82	31
Additional paid-in capital	311,487	171,616
Treasury stock at cost; 353,063 shares held at December 31, 2021 and December 31, 2020	(413)	(413)
Accumulated deficit	(210,934)	(149,681)
Accumulated other comprehensive loss	(3,995)	(4,406)
Total Orbital Energy Group, Inc.'s stockholders' equity	96,227	17,147
Noncontrolling interest	39	—
Total stockholders' equity	96,266	17,147
Total liabilities and stockholders' equity	$412,339	$66,045

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands, except share and per share amounts)
	2021	2020
Revenues	$82,948	$21,487
Cost of revenues	78,630	19,567
Gross profit	4,318	1,920
Operating expenses:
Selling, general and administrative expense	50,024	19,041
Depreciation and amortization	6,762	3,260
Provision for bad debt	346	1,626
Other operating (income) expenses	(23)	24
Total operating expenses	57,109	23,951
Loss from operations	(52,791)	(22,031)
Other income	777	982
Interest expense	(8,337)	(1,298)
Loss from continuing operations before income taxes and equity in net loss of affiliate	(60,351)	(22,347)
Net loss of affiliate	—	(4,806)
Loss from continuing operations before taxes	(60,351)	(27,153)
Income tax benefit	(10,508)	(1,451)
Loss from continuing operations, net of income taxes	(49,843)	(25,702)
Discontinued operations (Note 2)
Loss from operations of discontinued businesses	(12,705)	(3,097)
Income tax benefit	(1,334)	(1,352)
Loss from discontinued operations, net of income taxes	(11,371)	(1,745)
Net loss	(61,214)	(27,447)
Less: net income attributable to noncontrolling interest	39	—
Net loss attributable to Orbital Energy Group, Inc.	$(61,253)	$(27,447)

Basic and diluted weighted average number of shares outstanding	58,348,489	29,937,863
Loss from continuing operations per common share - basic and diluted	$(0.86)	$(0.86)
Loss from discontinued operations per common share - basic and diluted	$(0.19)	$(0.06)
Loss per common share - basic and diluted	$(1.05)	$(0.92)

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31,

(In thousands)

	2021	2020
Net loss	$(61,214)	$(27,447)
Other comprehensive income (loss)
Foreign currency translation adjustment	411	(21)
Reclassification adjustment	—	(14)
Other comprehensive income (loss)	411	(35)
Comprehensive loss	(60,803)	(27,482)

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

(In thousands, except share amounts)

							Accumulated
			Additional				Other	Total OEG	Non-	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Interest	Equity
Balance, January 1, 2020	28,736,436	$29	$170,106	(353,063)	$(413)	$(122,234)	$(4,371)	$43,117	$—	$43,117
Common stock issued for acquisition	2,000,000	2	1,222	—	—	—	—	1,224	—	1,224
Common stock issued for compensation, services, and royalty payments	293,206	—	288	—	—	—	—	288	—	288
Net loss for the year ended December 31, 2021	—	—	—	—	—	(27,447)	—	(27,447)	—	(27,447)
Other comprehensive loss	—	—	—	—	—	—	(35)	(35)	—	(35)
Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147	$—	$17,147
Issuance of common stock via equity raises	25,966,515	26	78,020	—	—	—	—	78,046	—	78,046
Common stock issued for acquisitions	18,653,576	18	36,917	—	—	—	—	36,935	—	36,935
Common stock issued and issuable for compensation, services and royalty payments	1,891,056	2	12,155	—	—	—	—	12,157	—	12,157
Common stock issued to lenders for OID for $105 million debt	1,636,651	2	3,811	—	—	—	—	3,813	—	3,813
Common stock issued for debt repayment	3,082,299	3	8,968	—	—	—	—	8,971	—	8,971
Net loss	—	—	—	—	—	(61,253)	—	(61,253)	39	(61,214)
Other comprehensive loss	—	—	—	—	—	—	411	411	—	411
Balance, December 31, 2021	82,259,739	$82	311,487	(353,063)	(413)	(210,934)	(3,995)	96,227	39	96,266

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,214)	$(27,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,208	820
Amortization of intangibles	7,702	4,421
Amortization of debt discount	3,392	75
Gain on extinguishment of debt and loan modifications	(1,134)	—
Amortization of note receivable discount	(319)	(288)
Stock-based compensation and expense	12,168	280
Fair value adjustment to liability for stock appreciation rights	2,054	648
Fair value adjustment to financial instrument liability	(33)	—
Net loss of affiliate	—	4,806
Provision for bad debt	343	1,639
Deferred income taxes	(10,878)	(1,006)
Non-cash unrealized foreign currency gain	492	(310)
Impairment of assets held for sale	9,185	—
Inventory reserve	(350)	(424)
Gain (loss) on disposal of assets	(26)	39
Gain on sale of businesses	—	(14)

Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(19,173)	3,675
Inventories	(425)	3,766
Contract assets	(296)	(2,250)
Prepaid expenses and other current assets	41	1,614
Right of use assets/lease liabilities, net of acquisitions:	49	(222)
Deposits and other assets	(24)	(1,197)
Increase (decrease) in operating liabilities:
Accounts payable	(38)	(3,521)
Accrued expenses	4,540	(1,856)
Contract liabilities	3,060	1,720
NET CASH USED IN OPERATING ACTIVITIES	(45,676)	(15,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(132,518)	(2,981)
Purchases of property and equipment	(7,779)	(1,696)
Deposits on financing lease property and equipment	(762)	—
Cash paid for working capital adjustment on Power group disposition	—	(2,804)
Sale of discontinued operations, net of cash	—	(227)
Proceeds from sale of property and equipment	141	605
Purchase of other intangible assets	(705)	(11)
Purchase of convertible note receivable	—	(260)
Purchase of investments	(1,025)	(532)
Proceeds from notes receivable	621	—
NET CASH USED IN INVESTING ACTIVITIES	(142,027)	(7,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,250	100
Payments on line of credit	(1,191)	(109)
Payments on financing lease obligations	(1,995)	(4)
Proceeds from notes payable, net of debt discounts and issuances costs	143,045	8,145
Payments on notes payable	(9,941)	(4,131)
Proceeds from sales of common stock	78,046	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,214	4,001

Effect of exchange rate changes on cash	6	110
Net (decrease) increase in cash, cash equivalents and restricted cash	23,517	(18,827)
Cash, cash equivalents and restricted cash at beginning of year	4,524	23,351
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$28,041	$4,524

See accompanying notes to consolidated financial statements

	2021	2020
Income taxes paid (net refunded)	$(316)	$(1,003)
Interest paid	$2,257	$1,025
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$123,457	$8,424
Financing note payable issued for payment on certain insurance policies, net of insurance cancellation	$2,854	$2,457
Accrued property and equipment purchases at December 31	$404	$631

See accompanying notes to consolidated financial statements

Orbital Energy Group, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Orbital Energy Group, Inc. (Orbital Energy Group, "OEG," "The Company") The Company is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company’s reportable segments are the Electric Power segment, the Telecommunications segment, and the Renewables segment. In December 2021, the Company announced the planned divestiture of its previous Integrated Energy Infrastructure Solutions and Services segment. In 2020, the Company divested the remaining portion of its previous Power and Electromechanical segment.

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

The Telecommunications segment is made up of Gibson Technical Services, Inc. (“GTS”) (acquired April 13, 2021). GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and is the parent of the following companies:

o

IMMCO, Inc. (acquired July 28, 2021), which includes two Indian subsidiaries and is an Atlanta-based, full-service telecom engineering and network design company providing diversified engineering services and customized software solutions to a global customer base since 1992.

o

Full Moon Telecom, LLC (acquired October 22, 2021) a Florida-based telecommunications service provider that offers an extensive array of wireless service capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network (“RAN”) Integration, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna (“DAS”) systems.

The Renewables segment consists of Orbital Solar Services based in Sanford, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to record purchase price allocation for the Company's acquisitions, fair value measurements used in goodwill impairment tests, impairment estimations of long-lived assets, revenue recognition on cost-to-cost type contracts, allowances for uncollectible accounts, valuations of non-cash capital stock issuances, estimates of the incremental borrowing rate for long-term leases, fair value estimates and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbital Energy Group, Inc. and its wholly owned subsidiaries Front Line Power Construction, LLC, Orbital Power, Inc., Eclipse Foundation Group, Orbital Solar Services, Gibson Technical Services, Inc., and GTS's wholly owned subsidiaries, IMMCO, Inc. and Full Moon Telecom, LLC hereafter referred to as the ‘‘Company.’’ Additionally, the following wholly owned subsidiaries are included in these financial statements as discontinued operations: Orbital Gas Systems, Ltd., Orbital Gas Systems, North America, Inc., and the following in 2020 only: CUI Holdings Inc.(formerly CUI, Inc.), CUI Japan, CUI-Canada, and CUI Properties, LLC. The primary assets and liabilities of CUI Holdings Inc. were sold or settled during 2019 and CUI Japan, and CUI-Canada were sold or settled in 2020. CUI Properties is a dormant administrative entity. Significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Orbital Solar Services entered into an agreement in 2021 to form OSS-JPOW Solar Services, LLC (OSS-JPOW), a partnership with Jingoli Power, LLC. Orbital Solar Services holds a controlling interest in OSS-JPOW and the portions of OSS-JPOW’s net earnings and equity not attributable to Orbital Solar Service’s controlling interest are shown separately as noncontrolling interests in the consolidated statements of operations and consolidated balance sheets. OSS-JPOW is considered a Variable Interest Entity (VIE) to Orbital Solar Services.

Orbital Solar Services, through its controlling interest in OSS-JPOW, has the power to direct the activities that significantly affect the economic performance of OSS-JPOW and the obligation to absorb losses or the right to receive benefits that could be significant to OSS-JPOW; therefore, Orbital Solar Services is considered the primary beneficiary and consolidates OSS-JPOW. During 2021, Jingoli Power, LLC did not make contributions to or distributions from OSS-JPOW. For the year ended December 31, 2021, $0.1 million of income was attributable to OSS-JPOW with $39 thousand allocated to non-controlling interest.

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the twelve months ended December 31, 2021, the Company had an accumulated deficit of $210.9 million, loss from continuing operations of $49.8 million, and net cash used in operating activities of $45.7 million.

As of December 31, 2021, the Company had Cash and cash equivalents of $26.9 million available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $33.3 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund the expansion; refer to Note – 10 Stockholders’ Equity and Stock-Based Compensation and Note 7 — Notes Payable. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 7 — Notes Payable. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. The Company currently has an effective S-3 shelf registration statement with $112 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the twelve months ended December 31, 2021, our revenues have increased by $61.5 million resulting in a 286% increase in revenue from the prior year. The significant increase in revenues during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC made coupled with organic growth within Orbital Power Services. In addition, two large utility scale solar projects were awarded to Orbital Solar Systems during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

The Company plans to meet its obligations as they become due over the next twelve months by raising additional capital through equity and debt financing sources and expected positive cash flows generated from operations. Given the considerations, we believe the mitigating effect of management’s plans has alleviated any substantial doubt about the Company’s ability to continue as a going concern.

Discontinued Operations and Sales of Businesses

As part of the Company’s stated strategy to transform Orbital Energy Group into a diversified energy infrastructure services platform serving North American energy customers, the Company’s board of directors made the decision to divest of its Orbital Gas subsidiaries. The Orbital Gas subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems. They are legacy businesses that are not part of the Company’s strategy of  building an infrastructure services company serving the electric power, telecommunications and renewable markets. The disposition of the Orbital Gas subsidiaries will facilitate the Company’s restructuring and cost savings initiatives and are intended to realign and simplify its business structure and better position the Company for future growth and improved profitability. In the fourth quarter the Company recorded a $9.2 million impairment related to its U.K. operations to write the value of its investment in the U.K. operations to its expected realizable value of 3 million GBP ($4.1 million at December 31, 2021). Assets and liabilities held for sale are included in the Company's balance sheet and are described below. In 2020, the assets and liabilities of the Company's CUI-Canada and CUI Japan subsidiaries were sold as well.

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from Discontinued Operations to the After-Tax Income from Discontinued Operations That Are Presented in the Statement of Operations

(In thousands)

	For the Year
	Ended December 31,

Major classes of line items constituting pretax profit (loss) of discontinued operations	2021	2020

Revenues	$19,855	$33,278
Cost of revenues	(14,193)	(23,637)
Selling, general and administrative expense	(8,550)	(11,205)
Depreciation and amortization	(1,638)	(1,489)
Research and development	(2)	(45)
(Provision) credit for bad debt	3	(13)
Impairment of assets held for sale	(9,185)	—
Gain on extinguishment of PPP loan	779	—
Interest expense	(2)	(5)
Other income and (expense)	228	(98)
Pretax profit (loss) of discontinued operations related to major classes of pretax profit (loss)	(12,705)	(3,214)
Pretax gain on sale of certain power and electromechanical businesses	—	117
Total pretax income on discontinued operations	(12,705)	(3,097)
Income tax benefit	(1,334)	(1,352)

Total income from discontinued operations	$(11,371)	$(1,745)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	As of December 31,	As of December 31,
(In thousands)	2021	2020

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivables	$2,996	$2,798
Inventories	530	1,123
Prepaid expenses and other current assets	114	1,185
Contract assets	1,141	1,040
Assets held for sale, current portion	4,781	6,146
Property and equipment	42	4,311
Right of use assets - Operating leases	—	786
Other intangible assets	1,813	3,144
Deposits and other assets	43	1,285
Assets held for sale, noncurrent portion	1,898	9,526
Total assets of the disposal group classified as held for sale	$6,679	$15,672

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$1,657	$953
Contract liabilities	1,414	1,937
Operating lease obligations, current portion	76	415
Accrued expenses	1,126	1,510
Notes payable - PPP, current portion	—	565
Liabilities held for sale, current portion	4,273	5,380
Operating lease obligations, less current portion	85	436
Notes payable - PPP, less current portion	—	207
Other long-term liabilities	9	187
Liabilities held for sale, noncurrent portion	94	830
Total liabilities held for sale	$4,367	$6,210

The assets and liabilities of the disposal group classified as held for sale are classified as current on the December 31, 2021 balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Net cash (used) provided by operating activities of discontinued operations for 2021 and 2020 was ($3.2) million and $1.9 million, respectively.

Net cash provided by (used in) investing activities of discontinued operations for 2021 and 2020 was $0 and ($1.8) million, respectively.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, investment, note receivable, accounts receivable, contract assets, prepaid expense and other assets, accounts payable, accrued liabilities, contract liabilities, and other current liabilities reflected in the accompanying consolidated balance sheet approximate fair value at  December 31, 2021 and 2020 due to the relatively short-term nature of these instruments. The carrying value of the notes payable approximate fair value based on the proximity of the issuance to the balance sheet date and current market conditions, including the Company's $86.7 million Front Line Power seller notes, and $105 million syndicated term note debt issued in the three months ended December 31, 2021, which included a subscription agreement that was determined to be a financial instrument that is valued at fair value at inception and December 31, 2021. See Note 3 for fair value of financial instruments.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2021 and 2020, the Company had $2.3 million and $0.6 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.4 million and $0.2 million, respectively, at foreign financial institutions covered internationally. At December 31, 2021 and 2020, the Company held $2.1 million and $2.2, respectively, in foreign bank accounts. In addition to the Company's unrestricted cash and cash equivalents at December 31, 2021 and 2020, the Company has $0.2 million and $0.5 of current restricted cash and $1.0 million and $1.0 million, respectively, of long-term restricted cash on its balance sheet related to contract guarantees. Restricted cash is combined with other cash and cash equivalents in reconciling the change in cash on the Company's Consolidated Statements of Cash Flows.

(In thousands)	As of December 31,
	2021	2020
Cash and cash equivalents at beginning of year	$3,046	$23,351
Restricted cash at beginning of year	1,478	—
Cash, cash equivalents and restricted cash at beginning of year	$4,524	$23,351

Cash and cash equivalents at end of year	$26,865	$3,046
Restricted cash at end of year	1,176	1,478
Cash, cash equivalents and restricted cash at end of year	$28,041	$4,524

Investments and Notes Receivable

At December 31, 2021, the Company had a note receivable from Back Porch International that was originated as part of the divestiture of the Company's electromechanical components business. The note has an original stated value of $5 million, and is presented on the balance sheet as of December 31, 2021 and December 31, 2020 at its present value of $3.3 million and $3.5 million, respectively, including $2.5 million and $44 thousand of current maturities, respectively. The Company obtained a second note receivable in 2020 from Back Porch International for $0.1 million as payment for the Company's CUI Japan subsidiary. The second note receivable was paid in 2021. Subsequent to December 31, 2021, the Company received final payment on the note receivable.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from service sales including present amounts due to contracts accounted for under fixed price, cost-to-cost, cost plus, or output method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $1.5 million and $1.2 million at December 31, 2021 and 2020, respectively, is considered adequate. The reserve in both periods considers aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. Payment terms and conditions vary by contract, and are within industry standards across our business lines. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Activity in the allowance for doubtful accounts for the years ended  December 31, 2021 and 2020 is as follows:

(In thousands)	For the Years ended December 31,
	2021	2020
Allowance for doubtful accounts, beginning of year	$1,172	$—
Bad debt expense	346	1,626
Deductions	(31)	(454)

Allowance for doubtful accounts, end of year	$1,487	$1,172

Retainage Receivables

At December 31, 2021, the Company had $1.5 million billed but not paid by customers under retainage provisions in contracts. These amounts are included as part of contract assets.

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2021, and 2020, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Inventory by category consists of:

(In thousands)	As of December 31,
	2021	2020
Finished goods	$—	$—
Raw materials	1,316	—
Work-in-process	19	—
Total inventories	$1,335	$—

Property and equipment, less accumulated depreciation

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

Estimated
Useful
Life (in years)
Leasehold improvements	5 to 10
Equipment	3 to 10

Maintenance, repairs and minor replacements are charged to expenses when incurred. When buildings, improvements, furniture, equipment and vehicles are sold or otherwise disposed of, the asset and related accumulated depreciation are removed and any gain or loss is included in the statement of operations.

Long-Lived Assets Including Finite-Lived Intangible Assets

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

No impairments were recognized on long-lived assets in 2021 or 2020 except in 2021, the Company wrote down the assets held for sale of its discontinued Orbital U.K. operations by $9.2 million based on an expected selling price of 3 million GBP ($4.1 million at December 31, 2021)

Identifiable Finite-lived Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment. Finite-lived intangible assets includes customer relationships, technology know how, software, noncompete agreements, order backlog, and trade name. The fair value for intangible assets acquired through acquisitions is measured at the time of acquisition utilizing the following inputs, as needed:

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

Estimated
Useful
Life (in years)
Finite-lived intangible assets
Order backlog	1
Customer Relationships- Front Line Power Construction	15
Trade name - Reach Construction Group	1
Customer relationships - Reach Construction Group, LLC	5
Non-compete agreements - Reach Construction Group, LLC	5
Customer Relationships - Gibson Technical Services	10
Customer Relationships - IMMCO	10
Technology- Know How	3
Non-compete agreements-GTS	5
Software, at cost	3 to 5

The Company amortizes the intangible assets that are subject to amortization on a straight line basis, which the company believes approximates the estimated consumption of their economic benefits. Intangible assets are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Indefinite-Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.  The unit of accounting for goodwill is at a level of the entity referred to as a reporting unit. Goodwill is assigned to specific reporting units for purposes of the impairment assessments. As of December 31, 2021, the Company has five operating segments that are also considered reporting units for goodwill impairment testing. The five operating segments are, Front Line Power Construction, LLC, Orbital Power Inc., Eclipse Foundation Group, Orbital Solar Services, Gibson Technical Services, which includes  IMMCO, Inc. and Full Moon Telecom, LLC.

Annual Test. The Company tests for impairment of indefinite-lived intangibles and Goodwill in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable. The Company’s qualitative assessment for indefinite-lived assets at May 31, 2021, followed the guidance in ASC 350-30-35-18A and 18B. In addition, since the  May 31st assessment was the first year following the acquisition of Orbital Solar Services, the Company elected to perform a third-party quantitative review. Following the quantitative and qualitative review, no impairment was identified.

Under current accounting guidance, the Company is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of factors to consider in conducting the qualitative assessment. The Company tests for goodwill impairment in the second quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

As detailed in ASC 350-20-35-3A, in performing its testing for Goodwill and indefinite lived intangible as of May 31, 2021, for the GTS reporting unit, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including Goodwill. To complete the qualitative review, management follows the steps in ASC 350-20-35-3C to evaluate the fair values of the Goodwill and indefinite lived intangible and considers all known events and circumstances that might trigger an impairment of Goodwill or the indefinite lived intangible. At interim dates, the Company reviewed for triggering events. The Company did not identify any triggering events and no impairments to goodwill or indefinite lived assets were recorded.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At  December 31, 2021 and December 31, 2020, accrued expenses of $28.3 million and $4.4 million, respectively included the following components:

(In thousands)	As of December 31,
	2021	2020
Accrued compensation	$6,369	$1,180
Working capital adjustment on Front Line Power Construction acquisition	14,092	—
Accrued interest	2,902	200
Accrued taxes payable	102	83
Other accrued expenses	4,836	2,909
Total accrued expense	$28,301	$4,372

Financial instrument liability

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The Company has limited involvement with derivative instruments and does not trade them. In November 2021, the Company identified a subscription agreement with lenders of the $105 million syndicated debt agreement as a free standing financial instrument since it is legally separate from the credit agreement. The subscription provides the lenders with shares of the Company's common stock, which was recorded by the Company as additional debt discount to be amortized over the life of the loan. The subscription agreement also provided the lenders with protection from downside risk in the event that the Company issues shares prior to paying off the Front Line seller notes at a price lower than the price when the shares were issued to the lenders. This financial instrument liability was recorded by the Company at $0.9 million and was valued at loan inception on November 17, 2021 using the Black Scholes option pricing model. The value of the liability decreased to $0.8 million as of December 31, 2021 and the difference was recorded as income in other income for the fourth quarter of 2021. The Company did not own any derivative instruments in 2020.

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

Stock bonuses and restricted stock units ("RSU"s) issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the service period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes or binomial option pricing model. The underlying assumptions in the Black-Scholes and binomial option pricing models used by the Company are taken from publicly available sources including: (1) volatility and grant date stock price, which are sourced from historic stock price information; (2) the appropriate discount rates are sourced from the United States Federal Reserve; and (3) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for Orbital Energy Group that best reflect the expected volatility for determining the fair value of its stock options.

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

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. GTS, Orbital Power, Inc., Orbital Solar Services, Front Line Power Construction, LLC, Eclipse Foundation, and Corporate made total employer contributions, net of forfeitures, of $0.6 million and $0.3 million for 2021 and 2020, respectively. In addition, in 2021 and 2020, the Company made contributions of $72 thousand and $145 thousand, respectively, associated with discontinued operations.

Revenue Recognition

The Electric Power segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, and emergency response sectors of North America through Front Line Power, Orbital Power Services and  Eclipse Foundation. The Telecommunications segment composed of Gibson Technical Services and subsidiaries provides technical implementation, design, maintenance, emergency and repair support services in the broadband, wireless, and outside plant and building technologies.  The Renewables segment, Orbital Solar Services, provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

For our construction contracts, revenue is generally recognized over time. Our fixed price and unit-price construction projects generally use a cost-to-cost input method or an output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under the output method, progress towards completion is measured based on units of work completed based on the contractual pricing amounts.  Under the output method, revenue is determined by actual work achieved. For jobs under the output method, revenue is earned based on each unit in the contract completed. We construct comprehensive revenue calculations based on quantifiable measures of actual units completed multiplied by the agreed upon contract prices per item completed. Revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service.

The timing of revenue recognition also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts where the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced or for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method or output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer-controlled asset, we recognize revenue at the point in time when control is transferred to the customer.

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

For certain of our revenue streams, such as call-out repair and service work, and outage services, that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an input method as the customer receives and consumes the benefits of our performance completed to date.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract, and are within industry standards across our business lines. Accounts receivable are recognized net of an allowance for doubtful accounts.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the output method or the input cost-to-cost method exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are retainage receivables and amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.

Contract liabilities from our construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the input cost-to-cost or output method of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts and provision for future contract losses for those contracts estimated to close in a gross loss position. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue.

Balances and activity in the current contract liabilities as of and for the years ended  December 31, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2021	2020
Total contract liabilities - January 1	$4,873	$—
Contract liability additions acquired through acquisition	100	3,349
Contract additions, net	6,371	1,524
Contract settlements	(3,140)	—
Revenue recognized	(1,701)	—
Total contract liabilities - December 31	$6,503	$4,873

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2021, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $121.0 million in the aggregate of remaining performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021.

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

Performance Obligations Satisfied Over Time

To determine the proper revenue recognition method for our contracts satisfied over time, we evaluate whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to separate the single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the output method or the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the case that the Company misses a timing target, or fails to meet any other contract benchmarks, the Company accounts for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration and are estimated based on the most likely amount that is deemed probable of realization.

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

The following table presents our revenues disaggregated by timing of revenue recognition:

(In thousands)	For the Year Ended December 31, 2021
	Telecommunications	Electric Power	Renewables	Total
Revenues recognized at point in time	$1,812	$—	$—	$1,812
Revenues recognized over time	25,987	43,599	11,550	81,136
Total revenues	$27,799	$43,599	$11,550	$82,948

(In thousands)	For the Year Ended December 31, 2020
	Telecommunications	Electric Power	Renewables	Total
Revenues recognized at point in time	$—	$—	$—	$—
Revenues recognized over time	—	8,482	13,005	21,487
Total revenues	$—	$8,482	$13,005	$21,487

The following table presents our revenues disaggregated by region:

(In thousands)	For the Year Ended December 31, 2021
	Telecommunications	Electric Power	Renewables	Total
North America	$25,446	$43,599	$11,550	$80,595
Other	2,353	—	—	2,353
Total revenues	$27,799	$43,599	$11,550	$82,948

(In thousands)	For the Year Ended December 31, 2020
	Telecommunications	Electric Power	Renewables	Total
North America	$—	$8,482	$13,005	$21,487
Total revenues	$—	$8,482	$13,005	$21,487

Advertising

The costs incurred for producing and communicating advertising are charged to operations as incurred. Advertising expense for the years ended  December 31, 2021 and 2020 were $0.5 million and $41 thousand, respectively.

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

Orbital Energy Group files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Japan, the United Kingdom and Canada. After the sale of CUI Japan in September 2020, and the final disposition of CUI-Canada assets and liabilities, the Company will only be required to file returns in the U.S. and the United Kingdom. As of December 31, 2021, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to U.S. examination for years prior to 2017.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2021 and 2020, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for each of the two years were excluded from the calculation of diluted net loss per share. Accordingly, diluted net loss per share is the same as basic net loss per share for 2021 and 2020.

The following table summarizes the number of stock options outstanding:

	As of December 31,
	2021	2020
Options, outstanding	237,985	790,648

Any common shares issued as a result of stock options would come from newly issued common shares as granted under our equity incentive plans.

The following is the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except dollars per share)	2021	2020
Continuing operations:
Loss from continuing operations, net of income taxes	$(49,843)	$(25,702)
Discontinued operations:
Income from discontinued operations, net of income taxes	(11,371)	(1,745)
Net loss	$(61,214)	$(27,447)

Basic and diluted weighted average number of shares outstanding	58,348,489	29,937,863

Loss from continuing operations per common share - basic and diluted	$(0.86)	$(0.86)
Earnings from discontinued operations - basic and diluted	(0.19)	(0.06)
Loss per common share - basic and diluted	$(1.05)	$(0.92)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2021 and 2020 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of short-term intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified five operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Electric Power, Telecommunications, and Renewables and an Other category. The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power Services based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive solutions to customers in the electric power industries. Front Line Power, LLC is a Houston-based full-service electrical infrastructure service company that provides construction, maintenance, and emergency response services for customers since 2010. Services performed by Orbital Power Services generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services, including the repair of infrastructure damaged by inclement weather. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, communication towers and disaster restoration market sectors, with expertise in water, marsh and rock terrains.

The Telecommunications segment is made up of Gibson Technical Services, Inc. (“GTS”) (acquired April 13, 2021) GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and is the parent of the following companies:

o

IMMCO, Inc. (acquired July 28, 2021), which includes two Indian subsidiaries and is an Atlanta-based, full-service telecom engineering and network design company providing diversified engineering services and customized software solutions to a global customer base since 1992.

o	Full Moon Telecom, LLC (acquired October 22, 2021) a Florida-based telecommunications services provider that offers an extensive array of wireless services capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network ("RAN") Integrations, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna ("DAS") systems.

The Renewables segment consists of Orbital Solar Services based in Sanford, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects.

The Other category is made up primarily of the Company's corporate activities. This category does not include any operating segments and does not generate revenue. In addition, Orbital’s integrated operations and common administrative support for its operating units require that certain allocations be made to determine segment profitability, including allocations of shared and indirect costs (e.g., insurance costs) and general and administrative costs such as stock bonuses, and professional fees, including audit fees. Certain corporate costs are not allocated and include corporate employees’ salaries and benefits, Board of Director fees and costs, certain legal fees, due diligence costs related to prospective acquisitions, and regulatory costs associated with being a publicly traded company. Unallocated corporate expenses and costs associated with discontinued operations are included in the all-other category.

The following information represents segment activity as of and for the year ended December 31, 2021:

(In thousands)	Telecommunications	Electric Power	Renewables	Other	Total
Revenues from external customers	$27,799	$43,599	$11,550	$—	82,948
Depreciation and amortization (1)	2,326	5,969	2,931	1,684	12,910
Interest expense	50	3,129	349	4,809	8,337
Income (loss) from operations	43	(13,215)	(19,043)	(20,576)	(52,791)
Segment assets (2)	80,800	273,726	28,324	28,459	411,309
Other intangibles assets, net	28,571	106,377	7,708	—	142,656
Goodwill	23,742	70,151	7,006	—	100,899
Expenditures for segment assets (3)	1,615	5,905	118	846	8,484

The following information represents segment activity as of and for the year ended December 31, 2020:

(In thousands)	Telecommunications	Electric Power	Renewables	Other	Total
Revenues from external customers	$—	$8,482	$13,005	$—	$21,487
Depreciation and amortization (1)	—	433	3,278	1,530	5,241
Interest expense	—	18	332	948	1,298
Loss from operations	—	(4,942)	(5,479)	(11,610)	(22,031)
Segment assets (2)	—	7,554	28,271	30,220	66,045
Other intangibles assets, net	—	—	10,550	3	10,553
Goodwill		—	7,006	—	7,006
Expenditures for segment assets (3)	—	1,567	17	123	1,707

(1)

For the years ended December 31, 2021 and 2020, depreciation and amortization totals included $1.6 million and $1.5 million, respectively that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment. For the year ended December 31, 2021 depreciation and amortization totals included $0.4 million that was classified as cost of revenues in the Telecommunications segment, $4.0 million that was classified as cost of revenues in the Electric Power segment and $54 thousand that was classified as cost of revenue in the Renewables segment. For the year ended December 31, 2020 depreciation and amortization totals included $0.4 million that was classified as cost of revenues in the Electric Power segment and $68 thousand that was classified as cost of revenue in the Renewables segment.

(2)	Other category includes assets held for sale of the discontinued Orbital Gas subsidiaries.
(3)	Includes purchases of property and equipment and purchases of other intangible assets.

The following information represents revenue by country:

	For the Years Ended December 31,
(In thousands)	2021		2020
USA	$80,595	97%	$21,487	100%
All Others	2,353	3%	—	0%
Total	$82,948	100%	$21,487	100%

The Company's long-lived assets are located in the U.S.

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

Recent Accounting Pronouncements

On  October 28, 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance will require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard was designed to provide consistent recognition and measurement guidance for revenue contracts with customers. Legacy guidance requires entities to record contract assets and contract liabilities acquired to be recorded at fair value. The amendments will be effective for the Company beginning for fiscal years beginning after  December 15, 2022. Early adoption is allowed. If an entity early adopts, the entity would be required to apply the new guidance to all acquisitions made in the year of the early adoption. The Company is still reviewing the standard and as of the reporting date of this filing has not elected to early adopt.

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and financial instruments as of  December 31, 2021 and December 31, 2020, respectively, was as follows:

(In thousands)
December 31, 2021	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$720	$720
Financial instrument liability	—	—	825	825
Total liabilities	$—	$—	$1,545	$1,545

December 31, 2020	Level 1	Level 2	Level 3	Total
Convertible note payable	$—	$—	$1,955	$1,955
Contingent Consideration			720	720
Total liabilities	$—	$—	$2,675	$2,675

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Convertible Note Payable
Balance at December 31, 2020	$1,955
Loss on extinguishment on amendment to remove convertible feature	250
Amortization of original issue discount	40
Accrued interest	57
Extinguishment of note	(2,302)
Balance at December 31, 2021	$—

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Contingent Consideration
Balance at December 31, 2019	$—
Contingent consideration valued at acquisition of Reach Construction Group, LLC	720
Fair Value adjustment	—
Balance at December 31, 2020	$720
Balance at December 31, 2021	$720

The Company evaluated the contingent consideration for fair value as of December 31, 2021 using a third-party valuation specialist. Significant unobservable inputs include projected future EBITDA, future estimated growth rate, estimated discount rate, and estimated volatility. The fair value of the contingent consideration did not change significantly from 2020 to 2021 and as a result, no adjustment was recorded.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Convertible Note
Receivable
Balance at December 31, 2020	$—
Fair value of Financial instrument liability at inception	858
Fair value adjustment	(33)
Balance at December 31, 2021	$825

In conjunction with the Company issuing $105 million of debt to a syndicate of lenders, the Company committed to issuing 1,690,677 shares of stock to the lenders in the syndicate in a subscription agreement. Included in the subscription agreement is a provision that provides for additional shares to be issued to the lenders of the syndicate if the Company issues shares of common stock in an offering at a price lower than the $2.36 per share amount for the shares initially issued to the lenders in the syndicate. This financial instrument was valued as a put option using the Black Scholes option pricing model. Unobservable inputs include volatility, exercise price, and time to expiration. The put expires at the maturity of the Company's seller notes.

There were no transfers between Level 3 and Level 2 in 2021 as determined at the end of the reporting period.

The fair values of the reporting units subject to the Company’s quantitative impairment analysis were determined utilizing a blend of a market and an income approach to determine the estimated fair values of the reporting units, as discussed in Note 2. The fair value measurements and models were classified as non-recurring Level 3 measurements.

Investment in VPS

As of December 31, 2021, the Company had a minority interest in Virtual Power Systems ("VPS"). Prior to the third quarter of 2020, based on its equity ownership and that the Company maintained a board seat and participated in operational activities of VPS, the Company maintained significant influence to account for the investment as an equity-method investment. Under the equity method of accounting, results are not consolidated, but the Company records a proportionate percentage of the profit or loss of VPS as an addition to or a subtraction from the VPS investment asset balance. The VPS investment basis at  December 31, 2021 and December 31, 2020 was $1.1 million and $1.1 million as reflected on the consolidated balance sheets. The Company recorded a $4.8 million loss on its equity-method investment in 2020. With the decrease in ownership percentage following a Q3 2020 equity raise by VPS and additional board seats placed, OEG no longer has significant influence to recognize the investment under the equity method. The investment is recorded starting as of September 30, 2020 under the cost method of accounting for investments.

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

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations is summarized as follows:

	At December 31,
(In thousands)	2021	2020
Leasehold improvements	$272	$—
Equipment	32,762	2,714
Property and equipment, gross	33,034	2,715
Less accumulated depreciation	(3,396)	(631)
Property and equipment, net	$29,638	$2,084

Depreciation expense from continuing operations for the years ended  December 31, 2021 and 2020 was $5.0 million and $0.6 million, respectively. For the year ended December 31, 2021, depreciation totals included $0.4 million that was classified as cost of revenues in the Telecommunications segment, $4.0 million that was classified as cost of revenues in the Electric Power segment and $54 thousand as cost of revenues in the Renewables segment.

During the year ended December 31, 2021, the Company's continuing operations disposed of $0.2 million of property and equipment with an accumulated depreciation at disposal of $39 thousand. Cash and non-cash proceeds from sale was $0.2 million and a gain of $14 thousand.

During the year ended December 31, 2020, the Company's continuing operations disposed of $0.3 million of property and equipment including a $93 thousand trade in with a total accumulated depreciation at disposal of $0.2 million and a loss of $25 thousand.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance requires the Company to perform an annual impairment test of our goodwill or at an interim period if there is an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. As of December 31, 2021, the Company has five operating segments that are also considered reporting units for goodwill impairment testing. The five operating segments are: Front Line Power Construction, LLC, Orbital Power Inc., Eclipse Foundation Group, Orbital Solar Services, Gibson Technical Services, which includes  IMMCO, Inc. and Full Moon Telecom, LLC. The five operating segments are grouped into three reportable segments, Telecommunications (GTS  Renewables (OSS), and Electric Power (FLP, OPI, and EFG).

We would be required to recognize an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value up to but not to exceed the amount of the goodwill. Based on management's evaluation, there were no such circumstances at December 31, 2021 or 2020 that would require us to perform an interim goodwill impairment test. Upon acquisition of Reach Construction Group, LLC, (now known as Orbital Solar Services ("OSS"), considered both a reporting unit and operating segment and included in the Renewables segment, the Company recorded $7.0 million of goodwill. Goodwill was valued as of April 1, 2020 by a third-party valuation expert and was recorded following the recognition of OSS's tangible assets and liabilities and $13.7 million of finite-lived identifiable intangible assets included in the table below. Factors that contributed to the Company's goodwill are OSS's skilled workforce and reputation within its industry. The Company also expects to achieve future synergies between the Renewables segment and the Electric Power segment. These synergies are expected to be achieved in the form of power line work necessary when bringing new solar power systems online.

Throughout 2021, the Company acquired three companies that make up the Telecommunication reportable segment. Each company acquired, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC, is considered a reporting unit that together aggregate into one integrated operating segment called Gibson Technical Service. Goodwill for these three reporting units will be aggregated together and recognized at the operating segment level Gibson Technical Services.

Upon acquisition of Gibson Technical Services, the Company recorded $12.3 million of goodwill. Goodwill was valued as of April 13, 2021 by a third-party valuation expert and was recorded following the recognition of Gibson Technical Services’ tangible assets and liabilities and $22.8 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill in Gibson Technical Services (GTS) includes GTS’s sterling reputation within the telecommunications industry which when combined with the Company’s resources, provides synergies that will help OEG penetrate the telecommunications market.

Upon acquisition of IMMCO, Inc., the Company recorded $10.6 million of goodwill. Goodwill was valued as of  July 28, 2021 by a third-party valuation expert and was recorded following the recognition of IMMCO Inc.’s tangible assets and liabilities and $5.3 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill at IMMCO include the significant synergies added to the Company’s Telecommunications segment by expanding the depth and breadth of the customer solutions provided.

Upon acquisition of Full Moon Telecom, LLC, the Company recorded $0.8 million of goodwill. Goodwill was valued as of October 22, 2021, by a third-party valuation expert and was recorded following the recognition of Full Moon Telecom’s tangible assets and liabilities and $0.4 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill in Full Moon Telecom, LLC, include the highly skilled and technically competent workforce at Full Moon. This workforce when combined with Gibson Technical Services and IMMCO provide synergies that increase the unique portfolio of services provided to their customers and further penetrate the telecommunications market.

Upon acquisition of Front Line Power Construction, LLC, which is considered both a reporting unit and an operating segment, the Company recorded $70.2 million of goodwill. Goodwill was valued as of November 17, 2021 by a third-party valuation expert and was recorded following the recognition of Front Line Power Construction’s tangible assets and liabilities and $108.2 million of finite- and indefinite-lived identifiable intangible assets. Factors that contribute to the Company’s goodwill at Front Line Power Construction include the strong leadership of Kurt Johnson, Front Line Power Construction’s Founder and CEO, along with the skills and expertise brought by his team. Front Line Power Construction’s team provides synergies with Orbital Power Inc. that will add momentum to the comprehensive range of solutions by OEG’s Electric Power Segment.

For Orbital Solar Systems, (formally known as Reach Construction), management completed a quantitative analysis to determine potential impairment at the May 31st, 2021 annual impairment test date. Goodwill in the Telecommunications segment was qualitatively reviewed due to the fact that this review was performed within 50 days of the initial valuation of GTS. The qualitative review was performed to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. To complete the qualitative review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. Management determined that no additional testing was necessary and no impairment was necessary. During management's review of goodwill as of December 31, 2021, the Company determined that there were not indicators present and no triggering events to suggest that it was more likely than not that the fair value of each reporting unit and each indefinite-lived intangible was less than its carrying amount and thus no impairment was necessary.

Other intangible assets

At December 31, 2021 and 2020, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

Finite-lived intangible assets (in thousands)		(In years)	December 31, 2021			December 31, 2020
Telecommunications	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Customer Relationships-GTS	10	9.29	$16,075	$(1,152)	$14,923	$—	$—	$—
Customer Relationships-IMMCO	10	9.58	3,800	(158)	3,642	—	—	—
Customer Relationships - Full Moon	10	9.82	210	(4)	206	—	—	—
Technology - Know How	4	3.58	1,459	(152)	1,307	—	—	—
Software-IMMCO	3	2.57	547	(93)	454	—	—	—
Non-compete agreements-GTS	5	4.29	385	(55)	330	—	—	—
Total Telecommunications			22,476	(1,614)	20,862	—	—	—

Electric Power
Order backlog	1	0.88	9,186	(1,148)	8,038	—	—	—
Customer relationships - Front Line	15	14.89	84,012	(700)	83,312	—	—	—
Total Electric Power			93,198	(1,848)	91,350	—	—	—

Renewables
Customer Relationships	5	3.25	8,647	(3,027)	5,620	8,647	(1,297)	7,350
Trade name - Reach Construction Group	1	—	1,878	(1,878)	-	1,878	(1,409)	469
Non-compete agreements	5	3.25	3,212	(1,124)	2,088	3,212	(482)	2,730
Total Renewables			13,737	(6,029)	7,708	13,737	(3,188)	10,549

Other category
Computer software	3	0.08	713	(713)	—	713	(709)	4
Product certifications	3	—	36	(36)	—	36	(36)	—
Total Other category			749	(749)	—	749	(745)	4

Total identifiable finite-lived other intangible assets			$130,160	$(10,240)	$119,920	$14,486	$(3,933)	$10,553

Identifiable indefinite-lived other intangible assets

Electric Power
Trade name - Front line			15,027	—	15,027	—	—	—

Telecommunications
Trade name - GTS			6,388	—	6,388	—	—	—
Trade name - IMMCO			1,162	—	1,162	—	—	—
Trade name - Full Moon			159	—	159	—	—	—
Total Telecommunications			7,709	—	7,709	—	—	—
Total identifiable indefinite-lived other intangible assets			22,736	—	22,736	—	—	—

Total identifiable other intangible assets			152,896	(10,240)	142,656	14,486	(3,933)	10,553

Intangible asset amortization by category was as follows:

	For the Years Ended December 31,
(In thousands)	2021	2020

Trademarks and trade name	$469	$1,409
Customer lists/relationships	3,744	1,297
Technology-Know How	152	—
Computer software	96	18
Noncompete agreements	697	482
Order Backlog	1,148	—
Intangibles held by discontinued operations	1,396	1,215
Total amortization	$7,702	$4,421

Estimated future amortization by category of finite-lived intangible assets at  December 31, 2021 was as follows:

	For the Years Ended December 31,
						2027 and
(In thousands)	2022	2023	2024	2025	2026	thereafter	Totals
Trademarks and trade name	$—	$—	$—	$—	$—	$—	$—
Customer lists/relationships	9,339	9,339	9,339	8,042	7,609	64,035	107,703
Technology-Know How	365	365	365	212	—	—	1,307
Computer software	222	222	10	—	—	—	454
Order Backlog	8,038	—	—	—	—	—	8,038
Non-compete agreements	719	719	719	238	23	—	2,418
Total amortization	$18,683	$10,645	$10,433	$8,492	$7,632	$64,035	$119,920

Management reviews other intangible assets for impairment when facts or circumstances suggest. As of December 31, 2021, management has evaluated the remaining finite-lived and indefinite-lived intangible assets and believes no impairment exists.

The following table reflects the carrying amount of goodwill as of  December 31, 2021 and 2020, and the 2021 activity.

(In thousands)	Telecommunications	Electric Power	Renewables	Other	Total
Balance, December 31, 2020	$—	$—	$7,006	$—	$7,006
Acquisition of Gibson Technical Services	12,339	—	—	—	12,339
Acquisition of IMMCO Inc.	10,577	—	—	—	10,577
Acquisition of Full Moon Telecom, LLC	826	—	—	—	826
Acquisition of Front Line Power Construction, LLC	—	70,151	—	—	70,151
Balance, December 31, 2021	$23,742	$70,151	$7,006	$—	$100,899

6.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them.

At December 31, 2021 and 2020, the Company had no derivative instruments designated as effective hedges.

7.          NOTES PAYABLE

Notes payable is summarized as follows:

	As of December 31,
(In thousands)	2021	2020
Syndicated debt (1)	$105,000	$—
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	86,730	—
Note payable - financing notes (3)	1,357	1,163
Pay-check protection loans (4)	—	1,152
Seller financed notes payable - Reach Construction acquisition (5)	3,480	6,480
Vehicle and equipment loans (6)	222	195
Non-recourse payable agreements (7)	8,269	2,699
Notes payable - Institutional investor (8)	33,922	2,245
Conditional settlement note payable agreement (9)	3,000	3,500
Full Moon - loan to prior owner (10)	2	—
Subtotal	241,982	17,434
Unamortized debt discount and debt issuance costs	(12,603)	(903)
Total long-term debt	229,379	16,531
Less short term notes and current maturities of long term notes payable	(72,774)	(11,681)
Notes payable, less current portion	$156,605	$4,850

(1)

On November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5% may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, commencing on June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on November 17, 2026, subject to acceleration on Events of Default. Interest rate on the term notes at December 31, 2021 was 13.5%.

(2)

On November 17, 2021, the Company entered into two unsecured promissory notes, one with Kurt A Johnson, Jr, for $34,256,000 and the second for $51,384,000 with Tidal Power Group LLC. These promissory notes bear an interest rate of 6% per annum and were due on May 17, 2022. On December 10, 2021, Kurt A Johnson Jr. received an additional unsecured promissory note in the principal sum of $1,090,000 also with a 6% per annum interest rate in exchange for a reduction of shares issued to Kurt of 400,000. In March 2022, the maturity date for a portion of the two promissory notes was extended to May 31, 2023. See Note 18 for details on extension of maturity date.

(3)

Note payable with an original balance for $1.4 million to First Insurance Funding was executed in  July 2020 by the Company for the purposes of financing a portion of the Company's insurance coverage. The Note had an annual percentage rate of 3.35% with nine monthly payments of approximately $159 thousand and was paid off in the three months ended  June 30 ,2021. The Company financed two additional insurance policies in the fourth quarter of 2020 for $0.1 million and $0.4 million, respectively. The smaller of which matured in  April 2021 and the other of which matured in  September 2021, and for which had annual interest rates of 3.35% and 4.35%, respectively. The Company executed two additional notes payable in the third quarter of 2021 for $1.7 million and $54 thousand, respectively at interest rates of 3.00% and 4.35%, respectively. In the fourth quarter, the Company executed one additional notes payable for $0.5 million at an interest rate of 4.35%.

(4)

On  April 30, 2020 and  May 2, 2020, the Company entered into unsecured loans in the aggregate principal amount of approximately $1.9 million (the “Loans”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration as guarantor of loans under the PPP ($0.8 million of the loans related to a since discontinued operation and is classified in liabilities held for sale at December 31, 2020). The Loans, and interest accrued thereon, were forgivable, partially or in full, if certain conditions were met. The Loans were evidenced by four promissory notes, three with Bank of America, NA which were dated as of  April 30, 2020 and one with Dogwood State Bank dated  May 2, 2020. The Bank of America notes were to mature two years from funding date of the notes and the Dogwood State Bank note was to mature two years from the note date. Each of the notes bore interest at a fixed rate of 1.0% per annum with payments deferred. Prepayments on the Loans were permitted at any time prior to maturity with no prepayment penalties. All $1.9 million of the loans outstanding at  December 31, 2020 were forgiven in the three months ending  June 30, 2021. The remaining $1.4 million of Pay-check Protection loans were acquired as part of the GTS acquisition, and which were forgiven in the third quarter of 2021. The Company had a contingent receivable associated with the remaining PPP loan whereby the Company would be paid by the Sellers of GTS if the remaining PPP loan was not forgiven. Upon forgiveness of the loan, the receivable was relieved resulting in no gain or loss on the transaction.

(5)

Includes two seller-financed notes payable, one for $5 million and the second for $1.5 million. The $5 million note was amended from its original 18-month term to provide for installments of $1 million paid on  March 3, 2021, a second $1 million payment to be made on  October 31, 2021 and a final principal payment of $3 million on  March 31, 2022.  In  August 2021, the Company paid $1 million in cash and exchanged 155,763 shares of common stock in exchange for an additional $1 million reduction in principal. The Company recorded this as an extinguishment of debt and a gain on extinguishment of $0.7 million. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with a discount of $48 thousand. The original payment terms called for the full $5 million principal to be paid no later than  November 1, 2021 without separate installments. The second seller financed note payable is due 36-months from the  April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum.

(6)	Includes vehicle and equipment loans with interest rates ranging from 5.74% to 8.99%.

(7)

On September 1st and 2nd, 2020, the Company entered into non-recourse agreements for the sale of future receipts to C6 Capital. The Company received net cash proceeds of $1.9 million for the future receipts of revenues in the amount of approximately $2.5 million. The Company recorded a liability of approximately $2.5 million and a debt discount of approximately $0.5 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount was amortized to interest expense over the life of the agreement. Under the terms of the agreement, the Company was required to make minimum weekly payments in the aggregate of $155 thousand, which included a portion related to the discount amortization that was recorded as interest expense. The note had no stated interest rate and the effective interest rate used to amortize the discount was approximately 158%. These notes were refinanced in November 2020 and a loss on extinguishment of debt was recorded for $154 thousand related to the unamortized discount at the time of payoff. To refinance the original future revenues payable note and to provide the Company with additional capital, the Company took out two additional non-recourse agreements with C6 Capital for the sale of future revenues in the total amount of $3.5 million. These agreements had no stated interest rate and the original issue discount including upfront fees are being amortized using an effective interest rate of approximately 117%. After combined weekly payments of approximately $54 thousand for the first four weeks, the combined payments increased to approximately $116 thousand until June 2021 when the notes were paid off.  In October 2021, the Company entered into a 60-day non-recourse agreement for the sale of future receipts to C6 Capital. The Company received net cash proceeds of $1.0 million with a face amount of $1.2 million. This agreement was paid off in December 2021. The agreement had no stated interest rate, but the discount and loan origination fees were amortized based on a 129% interest rate. A second non-recourse agreement with C6 was originated in November 2021 with a face amount of $9.5 million. The Company received net cash proceeds of $6.9 million. The Company recorded a liability of $9.5 million and a debt discount of $2.6 million. Under the terms of the agreement, for the first 12 weeks, the Company makes weekly payments of $148 thousand and for the final 20 weeks, the Company makes payments of $384 thousand. The agreement had no stated interest rate, but the discount and loan origination fees are being amortized based on an 89% interest rate.  As of December 31, 2021, the future payments for this financing agreement was approximately $8.3 million ($6.6 million net of discount). See table on following page.

(8)

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

In  July 2021, the Company issued 248,509 shares of common stock in exchange for a payment against the debt of $1 million and in  September 2021, the Company signed an exchange agreement to issue 83,333 shares of common stock in exchange for a payment against the debt of $250 thousand. In October 2021, the Company issued 100,000 shares in exchange for a payment against the debt of $250,000. In November 2021, the Company issued 113,636 shares in exchange for a payment against the debt of $250,000. The carrying value was $0.7 million at  December 31, 2021.

On  March 23, 2021, the Company completed a second note payable with the same institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, an original issue discount of $1.0 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1 million per month beginning 6 months after initial issuance. In  September 2021, the Company issued 333,333 shares of common stock in exchange for a payment against the debt of $1 million. In October 2021, the Company issued 400,000 shares of common stock in exchange for $1.0 million payment against the debt. In November 2021, the Company issued 454,545 shares of common stock in exchange for a $1.0 million payment against the debt. In December 2021, the Company issued 454,545 shares of common stock in exchange for $1.0 million payment against the debt. The carrying value was $7.2 million at  December 31, 2021.

On  May 11, 2021, the Company completed a third note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest of 9% per annum and a combined original issue discount and unamortized prepaid fees of $1.0 million. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1 million per month beginning 6 months after initial issuance. In November 2021, the Company issued 454,545 shares of common stock in exchange for $1.0 million payment against the debt. In December 2021, the Company issued 284,090 shares of common stock in exchange for $625 thousand payment against the debt. The carrying value was $9.3 million at December 31, 2021.

On December 20, 2021, the Company completed a fourth note payable agreement with the institutional investor with a face amount of $16.1 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.3%, and an original issue discount of $1.1 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1.5 million per month beginning 6 months after initial issuance. The carrying value was $15.1 million at December 31, 2021. The Company has not made any payments on this note as of  December 31, 2021.

For Streeterville payments made by exchanging stock for payments against the debt in 2021, the Company recorded a total loss of $1.3 million on the exchanges due to the Company issuing shares at a lower price than the current market price on the dates of exchange.

(9)

In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. The Company made a $0.5 million payment in the fourth quarter of 2021. Subsequent to year end, the Company made a $150,000 payment in February 2022, and is scheduled to make a $350,000 payment by March 31, 2022, a $1 million payment by November 2022 and the final $1.5 million payment by November 2023.

(10)	Represents Full Moon Telecom, LLC opening balance sheet loan to prior Full Moon Telecom, LLC owner.

The following shows the elements of the Non-recourse payable agreements:

(In thousands)
	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Discounts	Balance as of December 31, 2021
Non-recourse payable agreements	$9,450	$(1,181)	(140)	$(2,450)	$922	$6,601

The following table details the maturity of the notes payable for Orbital Energy Group, Inc.:

(In thousands)
As of December 31,
2021
2022	$97,659
2023	76,848
2024	15,229
2025	15,030
2026	115,023
Less interest portion of payments	(90,410)
Total	$229,379

8.           LINE OF CREDIT

On  August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At December 31, 2021 the Company had a $2.5 million outstanding balance on the line of credit and $1.5 million was available for borrowing.

With the acquisition of Reach Construction Group, LLC in April 2020, the Company acquired with it a line of credit. The Company had a revolving line of credit with Truist bank with a balance of $441 thousand at December 31, 2020. Interest was payable monthly at LIBOR plus 2.5% per annum, with a minimum rate of 2.5%. The interest rate was 6.65% at December 31, 2020. The line of credit was collateralized by all assets of Reach Construction Group, LLC and guaranteed by the Seller of Reach Construction Group, LLC. The line of credit did not have an established maturity date. There was no available balance at December 31, 2020 on the line of credit and the Company closed this line of credit in the first quarter of 2021.

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

Off-Balance Sheet Arrangements - Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of  December 31, 2021 the total amount of the outstanding performance and payment bonds was approximately $131.8 million. Two of the bonds were on Orbital Solar Services jobs and two bonds were on Orbital Power Inc. construction jobs.  The Orbital Solar Services. jobs were for unconsolidated third parties related to two separate projects that had $109.5 million left to complete the jobs, for a combined bond amount of approximately $127.0 million. The two Orbital Power Inc. bonds were for a third party related to two ongoing unit-based projects that as of  December 31, 2021 had a consolidated contract value of $3.8 million with costs left to complete of $1.2 million. The Company does not expect any liability associated with these off-balance sheet arrangements.

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

10.          STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock Dividend Restrictions

As of December 31, 2021, there are no restrictions on common stock dividends. Also, at December 31, 2021 and 2020, retained earnings were not restricted upon involuntary liquidation.

S-3 registration and share issuances

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Energy Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before costs of approximately $2.3 million for net proceeds of approximately $35.7million.

Stock Appreciation Rights ("SARS")

During the years ended December 31, 2021 and 2020, the Company issued SARS to five key executives in 2021 and four key executives in 2020. The number of SARS granted to each of the executives equated to the corresponding dollar amount of a portion of the cash bonus otherwise due to them pursuant to their employment agreements. The SARS are subject to acceleration upon a change in control or termination of the executive’s employment with the Company in certain circumstances. SARS granted in 2020 vest over 24 months and SARS granted in 2021 vest and are paid out on the anniversary of the grant in one-third increments on the first-, second-, and third-year anniversaries of the grant date. The Company recorded $2.1 million and $0.6 million of compensation related to SARs in the years ended December 31, 2021 and 2020. Unamortized expense for SARS at December 31, 2021 was $4.3 million.

	2021	2020
Month Issued	April 2021	June 2020
Number Issued	3,770,960	1,054,687
Interest Rate	0.34%	6%
Estimated Volatility	156%	130%
Stock Price at Issuance	$4.17	$0.72
Years to Maturity	1.5	6
Grant date Value per Right	$3.56	$0.64

The 2020 grant was issued with a $1.00 exercise price. The $1.00 SAR exercise price represented approximately a 40% premium over the market price of the Company's common stock as reported on Nasdaq as of May 29, 2020. The issuance of the SARS conserved approximately $1,000,000 of the Company's cash reserves at the time of issuance. Upon exercise, the Company is obligated to pay the executive an amount equal to the difference between the average closing price of the Company's common stock, as reported on Nasdaq for the five (5) trading days preceding the exercise date, less the SAR exercise price of $1.00.

The 2021 grant was issued with a $2.89 exercise price.

The SARS were valued using a binomial lattice model. Because the SARS will be settled in cash, the obligation for them is accounted for as a liability rather than equity. Quarterly, the SARS are revalued and the new value is amortized. Information on the grant date value of the SARS and weighted average inputs to the binomial lattice model are as follows:

	2021	2020
Weighted average expected term at December 31 (years)	1.55	3.42
Total fair value of all awards at December 31	$6,979,824	$2,232,491
Total fair value of all vested awards at December 31	$2,701,802	$648,180
Total intrinsic value at December 31	$1,255,078	$1,255,078

At December 31, 2021 and 2020 there were 3,126,000 and 748,000, respectively of non-vested cash-settled SARS outstanding at a weighted average fair value of $1.45 and $2.12, respectively. See Note 18 Subsequent Events regarding the exchange of SARS for RSUS in the first quarter of 2022.

Restricted Stock Units:

In 2021 the Company granted Restricted stock units to certain key employees of the Company from the Company's 2020 Incentive Award Plan. RSUs generally vest over 3 years. In 2021, there were two grants totaling 367,319 units that immediately vested. New common shares are issued for vested RSUs. RSU activity in 2021 was as follows:

	Number of restricted stock units	Weighted-average grant date fair value

Non-vested shares, beginning of year	—	$—
Granted	4,386,107	4.64
Vested	(1,367,319)	4.26
Forfeited	—	—
Non-vested shares, end of year	3,018,788	$4.81

The Company recorded $10.6 million of expense related to vested RSUs in 2021. Unamortized expense on unvested RSUs was $9.7 million at December 31, 2021. Unvested RSUs have a weighted average remaining life of 1.80 years.

Employee Stock Options and other share-based compensation

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. In 2021, the Company's shareholder's approved an increase in shares available for the 2020 Incentive Award Plan from a total of 2 million shares to a total of 5 million shares. As of December 31, 2021 there are 4,130,665 remaining shares available to grant under the 2020 Incentive Award Plan. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired.

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

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Energy Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Energy Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Company accounts for forfeitures of employee awards as they occur. The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan.

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

A summary of the stock options granted to employees and directors and changes during the year are presented below:

	For the Year Ended December 31, 2021
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	790,648	$6.06	2.11	$—
Exercised	(214,596)	$6.00	—	—
Forfeited in cash exercise	(338,067)	6.05	—	—
Balance at end of year	237,985	$6.14	1.41	—
Exercisable	237,985	$6.14	1.41	—

As of  December 31, 2021 and 2020 all issued and outstanding stock options were fully vested. There was no unamortized expense related to unvested stock options at December 31, 2021 and 2020. There were no options granted during 2021 and 2020.

11.          RELATED PARTY TRANSACTIONS

Executive Chairman of the Board of Directors, Chief Legal Counsel, and former Chief Executive Officer, William J. Clough’s son Nicholas J. Clough, serves as Vice President of Greenfield Operations, Orbital Energy Group. In 2021 and 2020, Mr. Clough received an aggregate salary of $360 thousand and $335 thousand, respectively, and received a cash bonus of $309 thousand and $60 thousand in fiscal 2021 and 2020, respectively. In April 2021, Mr. Clough was granted 235,876 stock appreciation rights with a grant date fair value of $840 thousand. These SARS were to vest and be payable on the first, second and third anniversaries of the grant date. In 2020, Mr. Clough was awarded 67,187 cash-settled stock appreciation rights with a grant date fair value of $40 thousand, vesting evenly over 2 years, an exercise price of $1.00 and a 6 year term. He also received other benefits valued at $43 thousand and $49 thousand in 2021 and 2020, respectively. As of December 31, 2021 and 2020, there was an accrual of $0 thousand and $142 thousand, respectively, for compensation accrued to Nicholas J. Clough. Nicholas J. Clough does not report to William J. Clough nor does William J. Clough have input regarding Nicholas J. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any related-party bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

The Company's Front Line Power Construction, LLC subsidiary has an operating lease for a facility with Danbury Property Company LLC in Rosharon, Texas with a base rental of $10,500 per month. Danbury Property Company, LLC is owned by Kurt Johnson and Tidal Power, which are greater than 5% shareholders of Orbital Energy Group, Inc.

The Company's Front Line Power Construction, LLC subsidiary has an operating lease for a facility with Manvel Property Management in Rosharon, Texas with a base rent of $4,000 per month. Tidal Power, a greater than 5% shareholder of Orbital Energy Group, Inc. has an ownership interest in Manvel Property Management.

The Company's Front Line Power Construction, LLC subsidiary has an operating lease for a facility with  Oak Property Group in Rosharon, Texas with a base rent of $2,000 per month. Tidal Power, a greater than 5% shareholder of Orbital Energy Group, Inc. has an ownership interest in Oak Property Group.

Kurt Johnson, a greater than 5% shareholder of Orbital Energy Group, Inc. has an employment contract with the Company's Front Line Power Construction, LLC facility with a base compensation ranging up to $250,000 per year.

Kurt Johnson, a greater than 5% shareholder has two unsecured promissory notes with the Company for $34,256,000 and $1,090,000, earning interest at 6% and maturing on May 17, 2022.

12.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(In thousands)	As of December 31,
	2021	2020
Foreign currency translation adjustment	$(3,995)	$(4,406)
Accumulated other comprehensive loss	$(3,995)	$(4,406)

13.     RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring Charges

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company completed the sale of its Japan operations as of September 30, 2020. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs and the lease for the CUI-Canada facility expired in the fourth quarter of 2020. This termination accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) based on updated estimates in 2020. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. The remaining termination accrual at December 31, 2020 was $0.4 million (see table below). All restructuring costs related to CUI-Canada are included in the statement of operations on the line labeled Income from operations of discontinued operations.

Activity in the termination benefit liability in 2021 is as follows:

	For the Years ended December 31,
CUI-Canada termination benefits (In thousands)	2021	2020

January 1 liability balance	$371	$3,073
Severance accrual adjustments	—	(247)
Severance payouts	(376)	(2,448)
Translation	5	(7)
December 31 liability balance	$—	$371

14. INCOME TAXES

(Loss) income before income taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2021	2020
Continuing operations	$(60,351)	$(27,153)
Discontinued operations	(12,705)	(3,097)
Loss before income taxes	$(73,056)	$(30,250)

Loss from continuing operations before taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2021	2020
U.S. operations	$(60,351)	$(27,153)
Loss before income taxes	$(60,351)	$(27,153)

The income tax (benefit) expense allocation for the years ended  December 31, 2021 and 2020 consisted of the following:

(In thousands)	For the Years Ended December 31,
	2021	2020
Continuing operations	$(10,508)	$(1,451)
Discontinued operations	(1,334)	(1,352)
Total income tax (benefit)	$(11,842)	$(2,803)

The income tax (benefit) expense from continuing operations consisted of the following:

(In thousands)	For the Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State and local	370	119
Total current provision	370	119
Deferred:
Federal	(8,714)	(1,258)
State and local	(2,164)	(312)
Total deferred (benefit)	(10,878)	(1,570)
Total income tax (benefit)	$(10,508)	$(1,451)

The following table provides a reconciliation of the federal statutory tax at 21% to the recorded tax expense (benefit) from continuing operations for the years ended December 31, 2021 and 2020, respectively:

(In thousands)	For the Years Ended December 31,
	2021	2020
Computed federal income taxes at the statutory rate (benefit)	$(12,674)	$(5,702)
State taxes	292	$94
Permanent tax differences and limited compensation	2,140	(34)
Foreign tax rates and tax credits differing from USA	—	—
Expired NOL's	541	—
Refundable Foreign R&D Credits	—	—
Change in valuation allowance	(807)	4,191
Total income tax (benefit)	$(10,508)	$(1,451)

Effective tax rate	17.41%	5.34%

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, respectively, are as follows:

(In thousands)	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$23,941	$19,198
Inventory and accounts receivable reserves	1,826	2,104
Operating lease obligations	8,058	1,801
Accrued liabilities	786	927
Other	4,371	1,209
Valuation allowance	(20,129)	(19,817)
Deferred tax assets after valuation allowance	18,853	5,422
Deferred tax liabilities
Intangible assets	(9,426)	(3,274)
Property, plant and equipment	(9,588)	(2,050)
Total deferred tax liabilities	(19,014)	(5,324)
Net deferred tax asset (liability)	$(161)	$98

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The net deferred tax asset as of  December 31, 2021 is recorded within other assets and the net deferred tax liability recorded as of December 31, 2020 was zero.

As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $20.1 million and $19.8 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded an increase in valuation allowance of $0.3 million and $7.4 million, respectively. The state taxes included in the rate reconciliation table is net of the change in state valuation allowance. As of December 31, 2021, the Company has available federal, state and foreign net operating loss carry forwards of approximately $97.3 million, $21.3 million and $16.5 million, respectively which have various expiration dates beginning in 2026 through 2037.

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Australia, Canada, India and the United Kingdom. The Company has an insignificant amount of foreign taxes that have not been separately presented. As of December 31, 2021, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the USA for years prior to 2018.

The Company accounts for income tax uncertainties using a threshold of "more-likely-than-not" in accordance with the provisions of ASC Topic 740, Income Taxes ("ASC 740"). As of December 31, 2021, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

15.      CONCENTRATIONS

During 2021, 26% of revenues were derived from two customers that individually had over 10% of our total revenues: Customer 1 with 15% and Customer 2 with 11%. During 2020, 53% of revenues were derived from three customers that individually had over 10% of our total revenues: Customer 3 with 31%, Customer 4 with 11% and Customer 5 with 11%.

The Company’s major product lines in 2021 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and services and in 2020 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and natural gas infrastructure solutions.

At December 31, 2021, of the gross trade accounts receivable totaling approximately $50.2 million, two individual customers made up approximately 46% of the Company's total trade accounts receivable: Customer 2 at 30% and Customer 6 at 16%. At December 31, 2020, of the gross trade accounts receivable totaling approximately $6.9 million, approximately 70% was due from four customers: Customer 7 at 27%, Customer 8 at 16%, Customer 9 at 16% and Customer 10 at 11%.

For the 12 months ended December 31, 2021, there was one supplier concentration of approximately 12%. For the 12 months ended December 31, 2020, there were three supplier concentrations that made up 39% of expenditures at 14%, 13% and 12%.

For the years ended December 31, 2021 and 2020, the Company had no foreign revenue concentrations or foreign trade accounts receivable concentrations outside the United States.

16. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the transition method of adoption. Under the transition method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less (after consideration of renewal options) from being recorded on the Company's consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. At  December 31, 2021 the Company did not factor in any renewal options when calculating its consolidated right-of-use assets and lease obligations as the options were not considered reasonably certain to be exercised. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. Determining whether a contract contains a lease requires judgement. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

The Company rents office space and warehouse space, which it uses for the Corporate Headquarters in Houston, Texas through December 2022. During the year ended December 31, 2021, rent expense on this lease was approximately $38 thousand per month. In addition, the company has two corporate leases in Portland, Oregon, one running through April 2022 and another running through December 2028. These leases when combined approximate $25 thousand monthly as of December 31, 2021.

The Company sublets office space in Irving, Texas for corporate support services and Orbital Power Inc. office personnel; the lease runs through 2023. Orbital Power Inc. also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power, Inc. for which the lease runs until 2022. During the year ended December 31, 2021, rent expense on these leases were a combined average of $11 thousand per month.

Eclipse Foundation Group entered into two property leases in 2021 in Gonzales, Louisiana, both with two-year lease terms. During the year ended December 31, 2021, rent expense on these leases were a combined average of $10 thousand per month.

Orbital Power Inc. and Eclipse Foundation Group rent equipment as well as vehicles for use on their jobs. These vehicle leases range from 3 to 7-year terms. During the year ended December 31, 2021, rent expense on operating leases when combined approximated $0.2 million monthly. Depreciation and interest expense on finance leases at Orbital Power, Inc. and Eclipse Foundation for the year ending December 31, 2021 averaged $0.2 million monthly.

Gibson Technical Services leases four properties, one in Georgia, North Carolina, Louisiana, and New York with lease terms ranging from 2-8 years. During the year ended December 31, 2021, rent expense on these leases were a combined average of $18 thousand per month. In addition, Gibson Technical Services rents multiple pieces of equipment. Rent expenses on these equipment leases combined were approximately $27 thousand per month. IMMCO, a subsidiary of Gibson Technical Services, rents three office spaces in Kochi, India. Rent expenses on these leases when combined approximate $5 thousand per month with one lease running through 2023 and two leases running through 2026.

Front Line Power Construction rents three office spaces in Rosharon, Texas that run through November 2024. Rent expense on these leases when combined approximate $17 thousand per month. In addition, Front Line Power Construction has finance equipment leases at December 31, 2021 that approximate $32 thousand monthly in depreciation and interest expense.

The Company rents office and industrial space in Sanford, North Carolina through July 2022 as well as multiple pieces of equipment. Rent expense on these leases were a combined approximately $46 thousand per month.

Consolidated rental expense on operating leases was $4.4 million and depreciation on financing leases was $2.2 million for the year ended  December 31, 2021 and is included in cost of revenue and selling, general and administrative expense, on the condensed consolidated statement of operations. Interest expense for finance leases was $0.4 million for the year ended December 31, 2021.

Future minimum operating lease obligations for continuing operations at  December 31, 2021 are as follows for the years ended December 31:

(In thousands)
2022	$5,767
2023	4,925
2024	3,864
2025	2,218
2026	1,875
Thereafter	2,714

Less interest portion	(3,134)

Total operating lease obligations	$18,229

Total lease cost and other lease information is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
(In thousands)
Operating lease cost	$3,897	$1,626
Short-term lease cost	265	12
Variable lease cost	732	408
Sublease income	(501)	(332)
Total lease cost	$4,393	$1,714

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in operating leases	$(3,515)	$(1918)
Right-of-use assets obtained in exchange for new operating lease obligations	$13,707	$2,050
Weighted-average remaining lease term - operating leases (in years)	4.6	5.5

Weighted-average discount rate - operating leases	6.9%	6.6%

Future minimum finance lease obligations are as follows:

(In thousands)
2022	$5,729
2023	5,729
2024	4,251
2025	321
2026	255
Thereafter	—
Less interest portion	(1,407)
Total financing lease obligations	$14,878

Total financing lease costs are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020

Depreciation of financing lease assets	$2,166	$—
Interest on lease liabilities	402	—
Total finance lease cost	$2,568	$—

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in financing leases	$(402)	$—
Financing cash flows from financing leases	$(1,995)	$—
Right-of-use assets obtained in exchange for new financing lease obligations	$16,868	$—
Weighted-average remaining lease term - financing leases (in years)	2.9	—

Weighted-average discount rate - financing leases	6.5%	—

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

17.         Business Combinations

Front Line Power Construction, LLC

On November 17, 2021, Kurt A. Johnson, Jr. (the Active Seller) and Tidal Power Group LLC, a Texas limited liability company (the Passive Seller and together with the Active Seller, collectively, the Sellers), and Orbital Energy Group, Inc., a Colorado corporation (Buyer or the Company) entered into a Membership Unit Purchase Agreement (the Purchase Agreement).  Under the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests of Front Line Power Construction, LLC (FLP) from the Sellers for the purpose of expanding the Company’s market opportunities and creating synergies. FLP is a Houston-based full-service electrical infrastructure service company that provides construction, maintenance, and emergency response services. The Company has included the financial results of FLP in the consolidated financial statements from the date of acquisition and recorded $9.2 million of revenues and $98 thousand loss for the period from November 17, 2021 through December 31, 2021. The transaction costs associated with the acquisition were approximately $230 thousand and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for FLP was approximately $219.2 million, which consisted of the following (in thousands):

Cash	$101,536
Working capital adjustment payable	14,092
Fair value of unsecured promissory notes	86,001
Fair value of common stock issued to Sellers	17,612
Fair value of purchase consideration	$219,241

The cash consideration paid by the Buyer includes cash paid to the Sellers of $101.5 million, cash paid for the Sellers indebtedness of $1.0 million, and cash paid for the Sellers transaction expenses of $4.4 million. The Company funded the FLP acquisition through the issuance of a $105 million term loan on November 17, 2021, with a maturity date of November 21, 2026 (see Note 7).

The Buyer issued two unsecured promissory notes to the Sellers of FLP, in the aggregate principal amount outstanding of $86.7 million (the Seller Notes) and an estimated fair value of $86.0 million. The Seller Notes are due in full, including any accrued and unpaid interest, on May 17, 2022 and accrue interest at a rate of 6% per annum. The Sellers also received a total of 11,622,018 shares of restricted common stock of the Buyer. The fair value of the unsecured promissory notes and the Buyer equity issued to Sellers was estimated using a market approach.

The Company accounted for the acquisition as a business combination in accordance with ASC Topic 805, Business Combinations.  The Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The following table summarizes the fair values of assets and preliminary purchase price allocation for assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$6,779
Trade accounts receivable	15,726
Contract assets	2,092
Prepaid expenses and other current assets	481
Property and equipment	18,730
Other long-term assets	531
Indefinite lived intangible assets	15,027
Definite lived intangible assets	93,211
Accounts payable	(620)
Contract liabilities	(120)
Accrued expenses	(2,747)
Net assets acquired	149,090
Goodwill	70,151
Purchase price allocation	$219,241

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, synergies, and expanded market opportunities, for which there is no basis for U.S. income tax purposes.  Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the second quarter.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$84,012	15 years
Backlog	9,186	1 year
Tradename	15,027	Indefinite
Software	13	3 years
Total intangible assets	$108,238

Full Moon Telecom, LLC

Effective October 22, 2021, the Company's subsidiary, Gibson Technical Services, Inc. ("GTS") entered into and closed upon a Purchase Agreement by and among the Company and the owners of Full Moon Telecom, LLC (“Full Moon”). Full Moon is a Florida-based privately-owned telecommunications service provider that offers an extensive array of wireless service capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network (“RAN”) Integration, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna (“DAS”) systems.

The acquisition adds revenues and was accretive to earnings for GTS and OEG in its first fiscal quarter with the Company. Full Moon is a wholly-owned subsidiary of GTS, expanding GTS’s service offerings to its customers.

Full Moon’s additional capabilities include providing site surveys, regulatory support, project management, continuous wave testing, scanner walks, optimization/data collection and E911 data validation and testing.  These additional skill sets combined with Full Moon’s RAN integration and DAS commissioning efforts have allowed for an expanded service offering and turnkey approach to ensuring the on time delivery and quality on end-to-end solutions to wireless customers.

Subject to the terms and conditions set forth in the Purchase Agreement, the purchase consideration for 100% of the ownership of Full Moon was $2.0 million, with the consideration structured as follows:

$1.2 million in cash paid at closing less the amount needed to pay certain outstanding debt of Full Moon; and plus or minus the amount needed for estimated closing working capital to equal a 2 to 1 ratio; and

227,974 shares of restricted common stock issued to the Full Moon owners with an aggregate fair value of $368 thousand based upon a per share value of $1.614.

The Purchase Agreement provided for the adjustment of the selling price to adjust the final closing working capital at the acquisition date as a post-closing adjustment for net working capital above or below a 2-1 ratio for the closing working capital ratio estimated on the acquisition date and to be finalized within 45 days after the closing date of October 22, 2021. This was calculated to be an additional $381 thousand of cash consideration.

The Purchase Agreement contains various customary representations, warranties and covenants.

The Company accounted for the acquisition as a business combination in accordance with ASC Topic 805, Business Combinations.  The Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The following table summarizes the fair values and preliminary purchase of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$747
Trade accounts receivable	297
Property and equipment	124
Intangible, Tradename (indefinite)	159
Intangible, Customer relationships (10-year life)	210
Accounts payable	(197)
Accrued expenses and other liabilities	(182)
Net assets acquired	1,158
Goodwill	826
Purchase price allocation	$1,984

The Company has included the financial results of Full Moon Telecom, LLC in the consolidated financial statements from the date of acquisition and recorded $1.0 million of revenues and $0.3 million of earnings for the period from October 22, 2021 through December 31, 2021.

IMMCO, Inc.

Effective  July 28, 2021, the Company entered into a share purchase agreement to acquire IMMCO, Inc., an Atlanta-based telecommunications company providing enterprise solutions to the cable and telecommunications industries since 1992. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), with the shareholders of IMMCO (the "Seller"). Orbital Energy Group paid $16 million and issued 874,317 shares of restricted common stock issued to the Seller ($2.5 million estimated fair value as of  July 28, 2021) plus a $0.6 million working capital adjustment for a combined total of $19.1 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $11.0 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the year ended December 31, 2021 for the IMMCO acquisitions were approximately $0.6 million before taxes, which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

The purchase consideration was as follows (in thousands):

Purchase Consideration

Cash payment	$16,597
Fair value of common stock issued to Sellers	2,024
Total	$18,621

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated preliminary fair values at the date of acquisition (in thousands):

Cash and cash equivalents	$1,634
Trade accounts receivable, net	1,254
Contract assets	1,001
Prepaid expenses and other current assets	1,088
Property and equipment	760
Intangible, customer relationships	3,800
Intangible, trade name	1,162
Intangible, technology know how	1,459
Other long-term assets	76
Deferred tax liability	(2,090)
Liabilities assumed	(2,100)
Net assets acquired	8,044
Goodwill	10,577
Purchase price allocation	$18,621

The Company has included the financial results of IMMCO, Inc.in the consolidated financial statements from the date of acquisition and recorded $3.7 million of revenues and $2.8 million of net income for the period from October 22, 2021 through December 31, 2021.The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the net income of IMMCO, Inc.

Gibson Technical Services, Inc.

Effective  April 13, 2021, the Company entered into a share purchase agreement to acquire Gibson Technical Services, an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), dated as of  April 13, 2021, between Orbital Energy Group and the shareholders of GTS (the "Seller"). Orbital Energy Group paid $22 million and issued 5,929,267 shares of restricted common stock issued to the Seller ($16.9 million estimated fair value as of  April 13, 2021) for a combined total of $38.9 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $12.3 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the year ended December 31, 2021 were approximately $0.9 million before tax which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

The purchase consideration was as follows (in thousands):

Cash payment	$22,000
Fair value of common stock issued to Sellers	16,932
Total	$38,932

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated preliminary fair values at the date of acquisition (in thousands).

Cash and cash equivalents	$610
Trade accounts receivable	7,871
Contract assets	1,686
Contingent receivable	1,424
Prepaid expenses and other current assets	408
Property and equipment	3,795
Right of use assets - Operating leases	860
Intangible, customer relationships (10-year life)	16,075
Intangible, tradename (indefinite life)	6,388
Intangible, non-compete agreements (5-year life)	385
Other long-term assets	123
Deferred tax liability	(9,048)
Liabilities assumed	(3,984)
Net assets acquired	26,593
Goodwill	12,339
Purchase price allocation	$38,932

The Company has included the financial results of Gibson Technical Services, Inc.in the consolidated financial statements from the date of acquisition and recorded $23.1 million of revenues and $9.2 million of earnings for the period from April 13, 2021 through December 31, 2021. The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the total earnings of GTS.

Reach Construction Group, LLC

Effective April 1, 2020, the Company entered into an equity purchase agreement to acquire 100% of the assets of Reach Construction Group, LLC, an, industry-leading solar construction company. Headquartered in Sanford, North Carolina and renamed Orbital Solar Services, the business is an engineering, procurement and construction (“EPC”) company with expertise in the renewable energy industry. The acquisition was effectuated pursuant to the Equity Purchase Agreement (the “Agreement”), dated as of April 1, 2020, between Orbital Energy Group and Brandon S. Martin (the "Seller"). Orbital Energy Group issued 2,000,000 shares of restricted common stock issued to the Seller ($1.2 million estimated fair value as of April 1, 2020) along with two seller notes for a combined total of $35 million (Adjusted to $6.5 million following preliminary working capital adjustment as of April 1, 2020) and an earn-out not in excess of $30 million ($0.7 million estimated fair value as of  April 1, 2020.) The seller notes were decreased by a $28.5 million working capital adjustment.

(In thousands)

Purchase Consideration
Fair value of common stock issued to Sellers	$1,224
18-Month Seller Note	5,000
3-year Seller Note	1,480
Contingent consideration	720
Cash payment	3,000
Total	$11,424

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values and purchase price allocation at the date of acquisition (in thousands).

Purchase price	$11,424

Cash and cash equivalents	$19
Trade accounts receivable, net of allowance	6,972
Contract assets	3,299
Prepaid expenses and other current assets	427
Property and equipment	382
Right of use assets - Operating leases	890
Intangible, customer relationships & backlog	8,647
Intangible, trade name	1,878
Intangible, non-compete agreements	3,212
Deferred tax liability	(1,570)
Liabilities assumed	(19,738)
Net assets acquired	4,418
Goodwill	7,006
Purchase price allocation	$11,424

Revenue from April 1, 2020 acquisition date to December 31, 2020	$13,005
Loss from continuing operations, net of income taxes from April 1, 2020 acquisition date to December 31, 2020	$(4,243)

The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in 2020.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Energy Group, Inc. for the twelve months ended December 31, 2021 and 2020 as though the Company's 2021 and 2020 acquisitions had been completed as of January 1, 2020 (in thousands):

	(Unaudited)
	For the Years Ended December 31,
	2021	2020
Gross revenue	$158,625	$135,189

Loss from continuing operations, net of income taxes	$(69,671)	$(52,953)

18.        SUBSEQUENT EVENTS

Exchange agreements to exchange common shares for debt payments

Subsequent to the year ended December 31, 2021 and up through the date of issuance of the financial statements, the Company issued 2,653,365 shares of common stock as consideration for repayment of debt. The Company recorded a loss subsequent to year end in the amount of $0.7 million as a result of the share price issued being lower than the closing price on the days of the exchange.

Extension of maturity date of Front Line Power Construction seller notes payable

In March 2022, the Company reached an agreement with Kurt Johnson and Tidal Power to extend the maturity dates for $52 million of promissory notes (holders of the Front Line Power Construction seller notes) from the original maturity date of May 16, 2022 until May 31, 2023. The remaining balance of $35 million remains due in May 2022. The Company also agreed to reduce the restriction period under the Tidal Lockup letter from two years to one year and to the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. Any shortfall would be made up by issuing Mr. Johnson additional common shares.

Non-recourse payable agreements signed

In March 2021, The Company signed a non-recourse agreement with C6 Capital Funding, LLC to receive $13.0 million less a $650 thousand origination fee. In return, the Company will pay C6 Capital $18.6 million over 44 weeks. The agreement does not have any stated interest rate. Interest will be recorded as the discount is amortized using the interest method of accounting.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Orbital Energy Group management is responsible for establishing and maintaining adequate internal control over financial reporting for Orbital Energy Group, Inc. and its subsidiaries. Based on the criteria for effective internal control over financial reporting established in the 2013 framework, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than twelve members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2021, we have nine directors, six of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market.

The board of directors has five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.OrbitalEnergyGroup.com. During 2021, two directors missed one board meeting each. In each of those instances, the board members were informed of the meeting agenda and results. All directors attended, either in person or electronically, all of the meetings held by the committees on which such director served.

Sean P. Rooney Retired from the Board

On March 23, 2021, our director, Sean P. Rooney, formally notified the board of directors he will retire from the Orbital Energy Group board of directors when his term expired and would not seek reelection at the Company’s annual meeting in 2021.

The following are officers and directors of the Company with their ages as of December 31, 2021, and a list of the members of our five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee.

William J. Clough, Esq. Executive Chairman of the board of directors and Chief Legal Officer of the Company and its wholly owned subsidiaries, age 70.

Mr. Clough has served on the board of directors since 2006 and was reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term. A seasoned executive and entrepreneur, Mr. Clough joined the company’s Board in 2006 and was subsequently appointed chief executive officer in 2008. In his role as CEO, a position he held until 2019 with the appointment of Jim O’Neil, he led the establishment of the company’s Energy division, formed its Energy operations in North America, and guided the company to its largest Energy contract award in its history while concurrently managing the company’s Power & Electro-Mechanical division to greater than average electronics industry growth rates in recent years. As CEO, he directed company’s capital markets strategy, including leading several equity offerings to institutional investors and spearheaded the company’s uplist to the Nasdaq Capital Market in 2012.

Mr. Clough previously founded and operated a multi-state, multi-office law firm for 14 years. He received a Juris Doctorate, Cum Laude, from the University of California’s Hastings College of Law in 1990. He is a former law enforcement officer and U.S. Federal Air Marshal. Mr. Clough serves on the board of directors of privately-held Virtual Power Systems, creator of Software Defined Power®, in which Orbital Energy Group holds a minority equity investment.

James F. O’Neil III, Vice Chairman of the board of directors and Chief Executive Officer of the Company and its wholly owned subsidiaries, age 63.

Mr. O’Neil was appointed to the Board of Directors in July 2019 and reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term. James (Jim) O'Neil joined Orbital Energy Group as vice chairman in July 2019 and was subsequently appointed chief executive officer in October 2019. He is a veteran executive of the power industry and has been instrumental in formulating and is overseeing execution on Orbital Energy Group’s transformation plan that reshapes the company into a diversified energy services platform.

Mr. O’Neil was previously chief operating officer, chief executive officer and president of Quanta Services, Inc. (Quanta) from 2008 to 2016, an infrastructure solutions provider for the electric power, oil and natural gas, telecommunications and renewable industries. During this period, he grew the company into a Fortune 500 enterprise with $7+ billion in annual revenue at its peak through a combination of both organic growth and many strategic acquisitions.

Mr. O’Neil joined Quanta in 1999 and over his tenure was responsible for various initiatives including the company’s growth strategy, internal audit, and merger and acquisition initiatives. He began his career at Halliburton Company in 1980 where he held various positions, lastly as Director, Global Deepwater Development.

Mr. O’Neil holds a B.S. in Civil Engineering from Tulane University.

Nicholas M. Grindstaff, Chief Financial Officer, age 59.

Mr. Grindstaff assumed the role of Chief Financial Officer for Orbital Energy Group in November 2021. Prior to that, Mr. Grindstaff served as Vice President – Finance from May 2011 and Treasurer from October 1999 through October 2021 for Quanta Services, Inc., a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, communications, pipeline and energy industries primarily in the United States, Canada and Australia.

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

Daniel N. Ford,  Executive Vice President of Orbital Energy Group, Inc., age 42

Mr. Ford has a background in audit with big 4 accounting firms, including KPMG. As the former CFO of Orbital Energy Group, Mr. Ford has consistently moved OEG into a position of efficiency, and forward thinking, transforming many of the Company's accounting and financial management processes while working directly with OEG’s operating groups.

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

C. Stephen Cochennet, Director, age 65

Mr. Cochennet was elected to serve as a director at the 2018 Annual Meeting and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Cochennet was reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term.

Mr. Cochennet, as an independent director, serves on the nominating committee along with Messrs. Lambrecht, Addison, Williams, Ms. Thornton and Ms. Tucker. Mr. Cochennet is also a member of our Audit Committee, Compensation Committee and Investment Committee.

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

Paul D. White, Employee and Director, age 61

Mr. White was appointed in April 2014 as a director to fill a vacancy and continues to serve on the board of directors. Mr. White was reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term.

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

Corey A. Lambrecht, Director, age 52

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Stockholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Lambrecht was reelected at the 2021 Annual Meeting to serve a one-year term.

Mr. Lambrecht, as an independent director, serves on the nominating committee along with Messrs. Cochennet, Addison, Williams, Ms. Thornton and Ms. Tucker. Mr. Lambrecht is also Chairman of our Compensation Committee and Investment Committee and a member of our Audit Committee.

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

Mr. Lambrecht, as an independent director, serves as one of six independent directors on the nominating committee along with Messrs. Cochennet, Williams, Ms. Thornton and Ms. Tucker. Mr. Lambrecht is also Chairman of our Compensation Committee.

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

Sarah Tucker, Director, age 76

Sarah Tucker was appointed to the Board of Directors in October 2019, and was elected at the 2020 Annual Meeting to serve a one-year term as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Ms. Tucker was reelected at the 2021 Annual Meeting to serve a one-year term.  Ms. Tucker, as an independent director, serves on the nominating committee along with Messrs. Cochennet, Lambrecht, Williams, Addison and Ms. Thornton.

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

According to her personal and professional philosophy, Sarah believes in developing strong relationships and respecting diverse cultures. As part of her philosophy, she led in 1992 a program to author a 51-page report which became the American Petroleum Institute publication, Environmental Design Considerations for Petroleum Refining Crude Processing Units.

Her parallel and subsequent effort with the World Bank was successful in striking a balance between the interests of indigenous people and major oil companies allowing projects to proceed in Africa. The publication became an influential guide for doing business in the developing world.

Paul T. Addison, Director, age 74

Paul T. Addison was appointed to the Board of Directors in June 2021, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Addison was reelected at the 2021 Annual Meeting to serve a one-year term.  Mr. Addison, as an independent director, serves on the nominating committee along with Messrs. Cochennet, Lambrecht, Williams, Ms. Thornton  and Ms. Tucker.

Paul T. Addison earned a B. A. in political science and economics from Howard University in 1969 and a M.B.A. from Harvard University in 1972.

He began his career as a loan specialist for The Economic Development Administration of the US Department of Commerce in 1972 providing loan assistance for companies that agreed to expand operations in areas of high unemployment before moving to New York in 1974 to join a Chase Manhattan subsidiary as Vice President and Treasurer that provided financing and startup capital for minority small business enterprises (a MESBIC). In 1978, he joined Citibank/Citicorp as a banker in the firm’s energy and utilities department rising to the level of a senior credit officer and Managing Director.

In this capacity, he managed the bank’s significant exposure to a large segment of the gas and electric utility industry. He also provided financial advice to the firm’s clients and on numerous occasions provided testimony before state and federal regulatory commissions. He also developed financing structures which allowed a number of utilities to rate base large nuclear projects without which a number of utilities would have suffered significant losses. This was a particular issue during the last significant construction cycle for the industry.

He also approved and structured a number of large energy project financings for the firm.

Mr. Addison continued his work in the utility industry when he joined Solomon Smith Barney (Citigroup) in 1997 as a Managing Director in the electric and gas utility space until his retirement from the firm in 2002.

Upon retirement from Citigroup, Mr. Addison became an independent director of First Energy Corporation of Akron, Ohio, serving until his mandatory retirement in 2019. In his capacity as independent director, he served as Chair of the Finance Committee, and member of the Audit Committee as a designated financial expert. He was heavily involved in numerous financings over his term on the board and significantly participated in the company’s $4.7 billion acquisition of Allegheny Energy in 2010.

Mr. Addison is also a Trustee of the Maimonides Medical Center in Brooklyn New York, where he resides. Maimonides is the largest nonprofit hospital in Brooklyn with revenues approaching $1.5 billion and serves an extremely diverse population where over 60 languages are spoken. In his capacity as Trustee, Mr. Addison serves as Chair of the Budget and Finance Committee, member of the Legal and Audit Committee, member of the Quality and Safety Committee, and member of the Executive Committee. Mr. Addison also has served as the hospital’s representative on their self-insurance malpractice company, Hospital Insurance Company (HIC). Mr. Addison also served as Chair of the Audit Committee of HIC’s parent, the Federation of Jewish Philanthropies (FOJP), until its dissolution in 2019.

Jerry Sue Thornton, Director, age 74

Dr. Thornton was appointed to the Board of Directors in July 2021, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market.

Dr. Jerry Sue Thornton earned her B.A. and M. A. in Communications from Murray State University (Kentucky) and Ph.D. in Higher Education Leadership/Administration from The University of Texas (Austin). She earned a post-doctorate certificate from Harvard University.

Dr. Thornton is President of DreamCatcher Education Consulting providing professional development, coaching and mentoring for newly appointed presidents of colleges. She is President Emeritus of the Cuyahoga Community College District serving from 1992 to 2013 which is headquartered in Cleveland, Ohio. The College serves over 30,000 students on four campuses with a budget over $300 million. She brings over 45 years of experience in leading and managing higher education institutions in Chicago, Minnesota and Ohio with a focus on workforce training and professional education.

She also has extensive corporate board service beginning in 1992 with National City Bank/Corporation, Office Max, American Greetings and Bridgestreet Worldwide, Inc. until those companies had a change of control. She later served on the Boards of American Family Insurance, Applied Industrial Technologies, Inc., Republic Powdered Metals, (RPM, Inc.) and First Energy. She is currently serving on the Boards of Barnes and Noble Education (BNED) and Parkwood LLC (an Ohio financial planning company).

Gaining extensive business experience through her board director services of public and private companies, she has been a member of compensation, nominating and governance and audit committees. From manufacturing through distribution; industrial through commercial; financial through merchandizing and energy, Dr. Thornton has amassed over 29 years of business experience. During that tenure, she has served on Special Committees of the Board of Directors involved in acquisition.

Dr. Thornton brings to the Board of Directors broad leadership and business skills as well as an extensive background in workforce/talent acquisition, development and evaluation/assessment.

La Forrest V. Williams, Director, age 70

Mr. Williams was appointed to the Board of Directors in July 2021, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and was reelected at the 2021 Annual Meeting to serve a one-year term.  Mr. Williams, as an independent director, serves on the nominating committee along with Messrs. Cochennet, Lambrecht, Addison, Ms. Thornton and Ms. Tucker.

Mr. Williams is a veteran executive of the communications, computer and information assurance business of the Department of Defense and Intelligence community. He served in the civilian Defense Intelligence Senior Executive Service and the United States Air Force senior officer corps as a communication/computer intelligence and information assurance strategist for more than 40 years. His activity in information assurance became a nexus with the vulnerabilities of the energy grid.

His accomplishments include serving as a leader in the original merging of communications and computer systems technology into one management structure for the United States Air Force. His energy focus evolved through his engagement in studying cybersecurity threats to our energy grid during his career at the National Security Agency. Mr. Williams has a history of leadership positions which includes, Chief Information Officer (CIO) of the National Security Agency (NSA), Director of Information Assurance for the U.S. European Command and Director of Legislative Affairs for the National Security Agency. Mr. Williams' experience includes leading a military Communications Group of more than 500 technicians and staff, supporting Nellis Air Force Base Nevada networks. He has installed, managed, upgraded and secured communication cable and space networks worldwide; to include the United States, Europe and South Pacific.

Mr. Williams holds a B.S. degree in Business Administration from San Jose State University and an M.S. Degree in Technology of Management Information Systems from the American University, Washington D.C. He has served at the forefront in the Information Age and was an early leader at NSA in advocating concern about the vulnerability of our nation's energy grid. His advocacy led to the formation of customer assistance teams that he established to advise on the survivability of energy systems of national security concern. He later joined the National War College faculty in 2010 to teach National Security Strategy as a visiting Professor until 2013.

He is a proven results-oriented leader with broad experience as an Air Force Colonel and three years of Board of Director experience with The Government Employees Benefit Association for federal employees. In his spare time, he is a volunteer Docent at the Smithsonian Institute in Washington D.C. and gives tours through the National Museum of American History.

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

Committees of the Board and Meetings

At December 31, 2021, our board of directors consists of nine directors. Six of our nine directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The Nasdaq Stock Market. Our board of directors has the following standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nominating Committee. Each of the committees operates under a written charter adopted by the board of directors. All committee charters are available on our website at www.OrbitalEnergyGroup.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2021, the Audit Committee held seven formal meetings.

At December 31, 2021, the Audit Committee is comprised of Sean P. Rooney, Chairman, C. Stephen Cochennet, and Corey A. Lambrecht. Messrs. Rooney, Cochennet, and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The Nasdaq Stock Market.

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

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Grant Thornton LLP is compatible with the auditor’s independence and determined that it is compatible.

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

At December 31, 2021, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2021, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht, and C. Stephen Cochennet, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the Nasdaq Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three formal meetings during fiscal 2021. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Summary Compensation Table

Name and Principal Position	Year	Salary (dollars)		Stock Awards (dollars)		Option Awards (dollars)		Non-equity Incentive Plan Compensation (dollars)		All Other Compensation (dollars)	Total (dollars)
William J. Clough, Executive Chairman/ Chief Legal Officer/former CEO/ Director (1)	2021	$831,442	(2)	$—	(2)	$3,203,800	(2)	$531,250	(2)	$18,669	$4,585,161
	2020	759,363	(2)	21,887	(2)	288,085	(2)	300,000	(2)	27,768	1,397,103
Daniel N. Ford, Executive Vice President (3)	2021	581,442	(4)	—	(4)	2,652,034	(4)	265,625	(4)	36,761	3,535,862
	2020	512,346	(4)	18,904	(4)	224,066	(4)	150,000	(4)	43,121	948,437
James F. O'Neil, CEO/Vice Chairman/Director (5)	2021	800,000	(6)	—	(6)	5,695,644	(6)	—	(6)	41,271	6,536,915
	2020	753,563	(6)	8,937	(6)	120,036	(6)	—	(6)	47,797	930,333

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of Orbital Energy Group and Chief Executive Officer of all wholly owned subsidiaries of the Company. Effective October 1, 2019 Mr. Clough stepped down as Chief Executive Officer and was appointed Executive Chairman and Chief Legal Officer.

2.	Mr. Clough is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $750 thousand, year 2 of $800 thousand and year 3 of $850 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Clough to severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

3.	Mr. Ford joined the Company May 15, 2008 and served as Chief Financial Officer until November 15, 2021 when he was appointed Executive Vice President.

4.	Mr. Ford is employed under a three-year employment contract with the Company, which became effective May 14, 2019. Said contract provides, in relevant part, for salary in year 1 of $500 thousand, year 2 of $550 thousand and year 3 of $600 thousand. The employment agreement includes bonus provisions for each calendar year targeted at seventy-five percent of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus of up to twenty-five percent of salary based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for ordinary benefits provided to employees of the Company. The agreement entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

5.	Mr. O'Neil was appointed Director July 9, 2019 and was appointed Vice Chairman and Chief Executive Officer effective October 1, 2019.

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

7.	As of December 31, 2021, Mr. Ford held 112,598 outstanding options. As of December 31, 2021, Mr. Clough, Mr. Ford and Mr. O'Neil held 1,350,000, 1,095,000, and 1,787,500 cash settled stock appreciation rights, respectively.

8.	All other compensation includes health care, insurance and 401(k) matching benefits.

The following table summarizes potential payments upon termination of employment to each of the named executive officers employed on the last day of our most recently completed fiscal year. The amounts set forth in the table are based on the assumption that the triggering event occurred on the last business day of our last completed fiscal year.

		Involuntary
		Termination or
		Resignation for		Termination
		Good Reason		upon Disability
Name	Benefit

	Salary and bonus continuation	$3,718,750	(1)	$318,750	(1)
William J. Clough, Executive Chairman/ Chief Legal Officer/ former CEO/Director	Benefits	28,003	(1)	28,003	(1)

	Salary and bonus continuation	2,100,000	(2)	225,000	(2)
Daniel N. Ford, Chief Financial Officer	Benefits	29,042	(2)	29,042	(2)

	Salary and bonus continuation	3,718,750	(3)	318,750	(3)
James F. O'Neil, CEO/ Director	Benefits	37,906	(3)	37,906	(3)

1.	Mr. Clough's employment contract with the Company entitles Mr. Clough to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Clough would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Clough be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

2.	Mr. Ford's employment contract with the Company entitles Mr. Ford to a severance package of 2.0 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Ford would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Ford be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2021 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration	Payout Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
Daniel N. Ford (1)	12,598	4.56	4/16/2022	—
Daniel N. Ford (2)	100,000	6.25	6/24/2023	—
William J. Clough (3)	450,000	1.00	6/1/2026	535,500
Daniel N. Ford (3)	350,000	1.00	6/1/2026	416,500
James F. O'Neil (3)	187,500	1.00	6/1/2026	223,125
William J. Clough (4)	900,000	2.89	4/23/2024	—
Daniel N. Ford (4)	745,000	2.89	4/23/2024	—
James F. O'Neil (4)	1,600,000	2.89	4/23/2024	—

Footnotes:

1.

Effective April 16, 2012, Mr. Ford received bonus options to purchase 12,598 common shares within ten years from date of issuance, at a price of $4.56 per share that vested over 4 years: 25% at year one and thereafter in equal monthly installments.

2.

Effective June 24, 2013, Mr. Ford received bonus options to purchase 100,000 common shares within ten years from date of issuance, at a price of $6.25 per share that vested one third per year over 3 years.

3.

Effective June 1, 2020, Mr. Clough, Mr. Ford and Mr. O'Neil received 450,000, 350,000 and 187,500 cash-settled stock appreciation rights, respectively, within 6 years from the date of issuance, at a price of $1.00 per share that vest in equal monthly installments over 2 years.

4.	Effective April 23, 2021, Mr. Clough, Mr. Ford, and Mr. O'Neil received 900,000, 745,000 and 1,600,000 cash-settled stock appreciation rights, respectively, within 3 years from the date of issuance, at a price of $2.89 per share that vests in equal monthly installments over 3 years.

Director Compensation

For 2021, each of our directors received the following compensation pursuant to our director compensation plan:

Non-employee directors earned/received annual compensation of $100,000.

•	The $100,000 annual compensation for non-employee directors is issued in the form of $50,000 cash compensation and $50,000 common stock calculated by using the Nasdaq Stock Market closing price per share on the date of issuance. In addition, the chairman and member of the Investment Committee received $84,500 and $58,500, respectively of additional cash compensation for their services.
•	In March 2021, each director received a 20,000 one-time award for director compensation under the Company's 2020 Equity Compensation Plan.
•

At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2021:

				Non-
				Equity	Nonqualified
	Fees			Incentive	Deferred
	paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($) (1)	($)	($)	($)	($)	($)	($)

Paul Addison, Director	$28,851	$28,842	$—	$—	$—	$—	$57,693

C. Stephen Cochennet, Director	146,006	159,194	—	—	—	—	305,200

Corey A. Lambrecht, Director	172,006	159,194	—	—	—	—	331,200

Sean P. Rooney, Director	75,006	146,694	—	—	—	—	221,700

Jerry Sue Thornton, Director	20,837	20,830	—	—	—	—	41,667

Sarah Tucker, Director	87,506	159,194	—	—	—	—	246,700

La Forrest Williams, Director	20,837	20,830	—	—	—	—	41,667

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2021 by: (i) each stockholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2021 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

		Percentages of
	Number of	Shares
	Securities	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned (2)
Paul T. Addison (3)	8,756	*	%
William J. Clough (4)	319,480	*	%
James F. O'Neil (5)	1,200,263	1.47%
C. Stephen Cochennet (6)	184,667	*	%
Daniel N. Ford (7)	220,433	*	%
Corey A. Lambrecht (8)	193,672	*	%
Jerry Sue Thornton (9)	6,709	*	%
Sarah Tucker (10)	94,378	*	%
Paul D. White (11)	50,727	*	%
La Forrest V. Williams (12)	6,709	*	%
Kurt A. Johnson, Jr.
15502 Bayou Oaks Drive, Danbury, Texas 77534	4,408,807	5.38%
Tidal Power Group LLC
4211 Chance Lane, Rosharon, Texas 77583	7,213,211	8.81%
Officers, Directors, Executives as Group	2,435,740	2.97%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038.

2.

Calculated on the basis of 81,906,676 shares of common stock outstanding at December 31, 2021 except that shares of common stock underlying options exercisable within 60 days and issued within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Addison is a Director.

4.	Mr. Clough is a Director, Executive Chairman and Chief Legal Officer of Orbital Energy Group, Inc.

5.	Mr. O'Neil is a Director, and Chief Executive Officer of Orbital Energy Group, Inc.

6.	Mr. Cochennet is a Director.

7.	Mr. Ford’s shares include vested options to purchase 112,598 common shares. Mr. Ford is Executive Vice President and former Chief Financial Officer of Orbital Energy Group, Inc.

8.	Mr. Lambrecht’s shares include vested options to purchase 13,300 common shares. Mr. Lambrecht is a Director.

9.	Ms. Thornton is a Director.

10.	Ms. Tucker is a Director.

11.	Mr. White’s shares include vested options to purchase 7,500 common shares. Mr. White is a Director.

12.	Mr. Williams is a Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2021, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,500	$4.58	4,130,665
Equity compensation plans not approved by security holders	235,485	6.16	—
	237,985	$6.14	4,130,665

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

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Energy Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. At the 2021 Annual Meeting of Shareholders, the Company's shareholders approved an increase in authorized share limit to 5,000,000.

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

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Energy Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Energy Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Company accounts for forfeitures of employee awards as they occur. The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Energy Group 2020 Incentive Award Plan or as provided in the Award Agreement.

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

As of December 31, 2021 there are 4,130,665 remaining shares available to grant under the 2020 Incentive Award Plan.

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

The Company has outstanding at December 31, 2021, the following options issued under equity compensation plans not approved by security holders:

•

During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, 37,598 remain outstanding and fully vested at December 31, 2021.

•

During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2021, 150,000 of these 2013 granted options are outstanding and fully vested.

•

During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two then newly elected directors that vested August 31, 2015. Of these 2014 options grants, 47,887 options are outstanding and fully vested at December 31, 2021.

As of December 31, 2021, there are no remaining shares available to grant under the 2009 Equity Incentive Plan (Executive).

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

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2021, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

Chief Legal Officer and Executive Chairman of the Board of Directors, William J. Clough’s son, Nicholas J. Clough, serves as Vice President of Greenfield Operations. Additional Information on Nicholas Clough’s compensation is included in Note 11 Related Party Transactions, to the Consolidated Financial Statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, Grant Thornton LLP, were as follows:

	For the Years Ended December 31,
(In thousands)	2021	2020
Audit fees (1)	$1,064	$725
Tax fees and other fees (2)	242	106
Total Fees	$1,306	$831

(1)

Includes fees for audit of the Company's consolidated financial statements, review of the related quarterly financial statements, and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings, including reviews of documents filed with the SEC.

(2)	Includes fees for tax planning and tax compliance/preparation fees for professional services rendered by our independent registered public accounting firm to certain subsidiaries of the Company.

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

Stockholder Communications

Company stockholders who wish to communicate with the board of directors or an individual director may write to Orbital Energy Group, Inc., 1924 Aldine Western, Houston, Texas 77038 or to the attention of an individual director. Your letter should indicate that you are a stockholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

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

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1 [1]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Back Porch International, Inc.
2.2 [2]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Bel Fuse Inc.
2.3 [3]	Agreement and Plan of Merger effectively changing the Company name to Orbital Energy Group, Inc., as filed with the Secretary of State of the State of Colorado.
3.11(i) [4]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.11(ii) [3]	Articles of Amendment of Articles of Incorporation effectively changing the Company name to Orbital Energy Group, Inc. as filed with the Secretary of State of the State of Colorado.
3.12(iii) [3]	Amended and restated corporate bylaws of Orbital Energy Group, Inc.
10.86 [5]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87 [6]	Promissory note dated March 13, 2020 for $3,000,000 with Reach Construction Group.
10.88 [6]	Security agreement with Reach Construction group dated March 13, 2020.
10.90 [6]	Three-year lease for Sherman, Texas facility effective December 1, 2019.
10.91 [6]	Four-year lease for Irving, Texas facility effective January 1, 2020.
10.92 [7]	Five-year lease for Houston, Texas facility effective November 1, 2017.
10.93 [7]	Employment agreement with Paul D. White effective December 1, 2017.
10.94 [8]	10-year lease for Tualatin, OR facility effective December 21, 2018.
10.95 [9]	Employment agreement with William J. Clough effective May 14, 2019.
10.96 [9]	Employment agreement with Daniel N. Ford effective May 14, 2019.
10.97 [1]	Employment agreement with James F. O'Neil effective October 1, 2019.
10.98 [6]	Agreement dated January 1, 2020 between Orbital Gas Systems Limited and VE Technology Limited to acquire VE Technology designated intellectual property.
10.99 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between CUI Global, Inc and Bank of America dated April 30, 2020.
10.100 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Gas Systems, North America and Bank of America dated April 30, 2020.
10.101 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Power, Inc. and Bank of America dated April 30, 2020.
10.102 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Reach Construction Group, LLC and Dogwood State Bank dated May 2, 2020.
10.103 [11]	Securities Purchase Agreement with institutional investor for issuance of convertible securities dated November 13, 2020
10.104 [12]	Registered Direct Offering for the sale and issuance by the Company of an aggregate of 5,555,556 common shares for gross proceeds of $10.0 million filed January 4, 2021.
10.105 [13]	Placement Agency Agreement for the sale of shares at a price to the public of $1.80 per share.
10.106 [14]	Registered Direct Offering for the sale and issuance of an aggregate of 10,000,000 common shares at an offering price of $3.50.
10.107 [15]	Placement Agency Agreement for the sale of shares at a price to the public of $3.50 per share.
10.108 [16]	Amended and restated Securities Purchase Agreement with institutional investor dated February 12, 2021.
10.109 [17]	Equity purchase agreement to purchase Reach Construction Group, LLC.
10.110 [17]	Subordinated promissory note - 18 month seller financed note for the purchase of Reach Construction Group, LLC.
10.110 [17]	Subordinated promissory note - 3 year seller financed note for the purchase of Reach Construction Group, LLC.
10.111 [18]	Note Purchase Agreement with institutional investor for issuance of note payable dated March 23, 2021
10.113 [19]	Note purchase Agreement with institutional investor
21.3 [19]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
23.1 [19]	Consent of Grant Thornton LLP
31.1 [19]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 [19]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 [19]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 [19]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 [19]	Inline XBRL-Related Documents.
101.INS [19]	Inline XBRL Instance Document.
101.SCH [19]	Inline XBRL Taxonomy Extension Schema Document.
101.CAL [19]	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF [19]	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB [19]	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE [19]	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 [19]	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

104    Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 2, 2019.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 14, 2019.
3.	Incorporated by reference to our Report on Form 8-K filed with the Commission on May 8, 2020.
4.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Stockholder Meeting filed with the Commission September 17, 2013.

5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
6.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 30, 2020.
7.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2018.
8.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 18, 2019.
9.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 15, 2019.
10.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 20, 2020.
11.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 18, 2020.
12.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 4, 2021.
13.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 4, 2021.
14.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 15, 2021.
15.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 15, 2021.
16.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 16, 2021.
17.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 6, 2020.
18.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 26, 2021.
19.	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbital Energy Group, Inc.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 31, 2022
	James F. O'Neil	Officer/Director

By	/s/ Nicholas M. Grindstaff	CFO/ Principal Financial	March 31, 2022
	Nicholas M. Grindstaff	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	March 31, 2022
	James F. O'Neil	Officer/Director

By	/s/ William J. Clough	Executive Chairman/Chief Legal	March 31, 2022
	William J. Clough	Counsel/Director

By	/s/ Nicholas M. Grindstaff	CFO/ Principal Financial	March 31, 2022
	Daniel N. Ford	and Accounting Officer

By	/s/ Paul Addison, Director	Director	March 31, 2022
Paul Addison

By	/s/ C. Stephen Cochennet	Director	March 31 2022
C. Stephen Cochennet

By	/s/ Corey A. Lambrecht	Director	March 31, 2022
Corey A. Lambrecht

By	/s/ Jerry Sue Thornton	Director	March 31, 2022
Jerry Sue Thornton

By	/s/ Sarah Tucker	Director	March 31, 2022
Sarah Tucker

By	/s/ Paul D. White	Director	March 31, 2022
Paul D. White

By	/s/ La Forrest Williams	Director	March 31, 2022
La Forrest Williams