Form 10-K/A
period 2021-12-31
Orbital Energy Group, Inc.
filed 2022-04-20
CIK 1108967

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 ("Form 10-K/A") to our Annual report on Form 10-K for the year ended December 31, 2021 (the "Original Filing"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2022, is being filed for the purpose of amending and restating in its entirety, the Exhibit Index following Part IV, Item 16 of the Original Filing (the "Exhibit Index") to include the required exhibits which inadvertently were not incorporated by reference as previously-filed Exchange Act exhibits or include a reference to the date. This Amendment also corrects a scriveners error in the typed name below Nicholas M. Grindstaff ‘s executed signature to conform to his name.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Page No.
PART IV
Item 15. Exhibits, Financial Statement Schedules	4
SIGNATURES	7

Part IV

Item 15. Exhibits, Financial Statement Schedules

(1)  The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, were filed as Part II, Item 8 of the Origianl 2021 Form 10-K.

Auditor information:
Grant Thornton LLP
Dallas, Texas
(PCAOB ID Number 248)

(2)  All financial statement schedules are omitted because they are not required, or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1 [1]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Back Porch International, Inc.
2.2 [2]	Asset purchase agreement between and among CUI, Inc., CUI Global, Inc. and Bel Fuse Inc.
2.3 [3]	Agreement and Plan of Merger effectively changing the Company name to Orbital Energy Group, Inc., as filed with the Secretary of State of the State of Colorado.
3.11(i) [4]	Amended Restated Articles of Incorporation that compile prior amendments into a single document.
3.11(ii) [3]	Articles of Amendment of Articles of Incorporation effectively changing the Company name to Orbital Energy Group, Inc. as filed with the Secretary of State of the State of Colorado.
3.12(iii) [3]	Amended and restated corporate bylaws of Orbital Energy Group, Inc.
10.86 [5]	Asset Purchase Agreement dated February 23, 2015 to acquire the assets of Tectrol, Inc. and commercial lease attached as exhibits to our Form 8-K filed with the commission March 3, 2015.
10.87 [6]	Promissory note dated March 13, 2020 for $3,000,000 with Reach Construction Group.
10.88 [6]	Security agreement with Reach Construction group dated March 13, 2020.
10.90 [6]	Three-year lease for Sherman, Texas facility effective December 1, 2019.
10.91 [6]	Four-year lease for Irving, Texas facility effective January 1, 2020.
10.92 [7]	Five-year lease for Houston, Texas facility effective November 1, 2017.
10.93 [7]	Employment agreement with Paul D. White effective December 1, 2017.
10.94 [8]	10-year lease for Tualatin, OR facility effective December 21, 2018.
10.95 [9]	Employment agreement with William J. Clough effective May 14, 2019.
10.96 [9]	Employment agreement with Daniel N. Ford effective May 14, 2019.
10.97 [1]	Employment agreement with James F. O'Neil effective October 1, 2019.
10.98 [6]	Agreement dated January 1, 2020 between Orbital Gas Systems Limited and VE Technology Limited to acquire VE Technology designated intellectual property.
10.99 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between CUI Global, Inc and Bank of America dated April 30, 2020.
10.100 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Gas Systems, North America and Bank of America dated April 30, 2020.
10.101 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Orbital Power, Inc. and Bank of America dated April 30, 2020.
10.102 [10]	Unsecured Paycheck Protection Program loan agreement sponsored by the Small Business Administration between Reach Construction Group, LLC and Dogwood State Bank dated May 2, 2020.
10.103 [11]	Securities Purchase Agreement with institutional investor for issuance of convertible securities dated November 13, 2020

10.104 [12]	Registered Direct Offering for the sale and issuance by the Company of an aggregate of 5,555,556 common shares for gross proceeds of $10.0 million filed January 4, 2021.
10.105 [13]	Placement Agency Agreement for the sale of shares at a price to the public of $1.80 per share.
10.106 [14]	Registered Direct Offering for the sale and issuance of an aggregate of 10,000,000 common shares at an offering price of $3.50.
10.107 [15]	Placement Agency Agreement for the sale of shares at a price to the public of $3.50 per share.
10.108 [16]	Registered Direct Offering for the sale and issuance of an aggregate of 10,410,959 common shares at an offering price of $3.65.
10.109 [17]	Placement Agency Agreement for the sale of shares at a price to the public of $3.65 per share.
10.110 [18]	Amended and restated Securities Purchase Agreement with institutional investor dated February 12, 2021.
10.111 [19]	Equity purchase agreement to purchase Reach Construction Group, LLC.
10.112 [19]	Subordinated promissory note - 18 month seller financed note for the purchase of Reach Construction Group, LLC.
10.113 [19]	Subordinated promissory note - 3 year seller financed note for the purchase of Reach Construction Group, LLC.
10.114 [20]	Note Purchase Agreement with institutional investor for issuance of note payable dated March 23, 2021
10.115 [23]	Note Purchase Agreement with Institutional Investor for issuance of note payable dated May 11, 2021
10.116 [28]	Note purchase Agreement with institutional investor for issuance of note payable dated December 20, 2021
10.117 [21]	Share Purchase Agreement by and between Orbital Energy Group, Inc., Gibson Technical Services, Inc. and its shareholders, dated April 13, 2021
10.118 [22]	Form of Employee Stock Appreciation rights agreement
10.119 [24]	Share purchase agreement by and between Orbital Energy and the shareholders of IMMCO, Inc.
10.120 [25]	Share purchase agreement by and between Gibson Technical Services, Inc., Orbital Energy Group, Inc., Full Moon Telecom, LLC. And its owners dated October 22, 2021
10.121 [26]	Employment agreement with Nicholas M. Grindstaff effective November 15, 2021
10.122 [26]	$4,000,000 Business loan agreement line of credit between Gibson Technical Services, Inc. and Truist Bank
10.123 [27]	Membership Unit Purchase Agreement, dated November 17, 2021, by and among Orbital Energy Group, Inc., Kurt A. Johnson, Jr., and Tidal Power Group, LLC
10.124 [27]	Unsecured Promissory Note, dated November 17, 2021, given by Orbital Energy Group, Inc. in favor of Kurt A. Johnson, Jr., and Tidal Power Group, LLC
10.125 [27]	Unsecured Promissory Note dated November 17, 2021 given by Orbital Energy Group, Inc. in favor of Tidal Power Group, LLC
10.126 [27]	Lock Up Letter Agreement, dated November 17, 2021, by and between Orbital Energy Group, Inc., and Kurt A. Johnson, Jr
10.127 [27]	Lock Up Letter Agreement dated November 17, 2021 by and between Orbital Energy Group, Inc. and Tidal Power Group, LLC
10.128 [27]	Registration Rights Agreement, dated November 17, 2021, by and among Orbital Energy Group, Inc., Kurt A. Johnson, Jr., and Tidal Power Group, LLC
10.129 [27]	Industrial Triple Net Lease, dated November 17, 2021, by and between Danbury Property Company LLC and Front Line Power Construction, LLC
10.130 [27]	Industrial Triple Net Lease, dated November 17, 2021, by and between Manvel Property Management and Front Line Power Construction, LLC
10.131 [27]	Industrial Triple Net Lease, dated November 17, 2021, by and between Oak Property Group and Front Line Power Construction, LLC
10.132 [27]	Credit Agreement, dated November 17, 2021, by and among the lenders identified therein, Alter Domus, as administrative and collateral agent for each of the lenders, Orbital Energy Group, Inc., Front Line Power Construction, LLC, and certain subsidiaries thereof. [without schedules]
10.133 [27]	Pledge Agreement, dated November 17, 2021, by and between Orbital Energy Group, Inc. and Alter Domus (US) LLC, in its capacity as collateral agent for each Secured Party
10.134 [27]	Security Agreement, dated November 17, 2021, by and between Front Line Power Construction, LLC, and Alter Domus (US) LLC, as collateral agent for each Security Party
10.135 [27]	Form of Subscription Agreement with Lenders dated November 17, 2021 relating to the issuance of 1,690,677 shares of our restricted common stock.
21.3 [28]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
23.1 [28]	Consent of Grant Thornton LLP
31.1 [29]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 [29]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 [28]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 [28]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 [28]	Inline XBRL-Related Documents.
101.INS [28]	Inline XBRL Instance Document.
101.SCH [28]	Inline XBRL Taxonomy Extension Schema Document.
101.CAL [28]	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF [28]	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB [28]	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE [28]	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 [28]	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

104    Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 2, 2019.
2.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 14, 2019.
3.	Incorporated by reference to our Report on Form 8-K filed with the Commission on May 8, 2020.
4.	Incorporated by reference to our Proxy Statement and Notice of 2013 Annual Stockholder Meeting filed with the Commission September 17, 2013.

112

5.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 3, 2015 and Form 8-K/A filed with the Commission on May 13, 2015.
6.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 30, 2020.
7.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 14, 2018.
8.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 18, 2019.
9.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 15, 2019.
10.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 20, 2020.
11.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 18, 2020.
12.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 4, 2021.
13.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 4, 2021.
14.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 15, 2021.
15.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 15, 2021.
16.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on July 21, 2021.
17	Incorporated by reference to our Report on Form 8-K filed with the Commission on July 22, 2021.
18.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 16, 2021.
19.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 6, 2020.
20.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 26, 2021.
21.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 16, 2021.
22.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 26, 2021.
23.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 11, 2021.
24.	Incorporated by reference to our Report on Form 8-K filed with the Commission on August 2, 2021.
25.	Incorporated by reference to our Report on Form 8-K filed with the Commission on October 27, 2021.
26.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on November 15, 2021.
27.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 22, 2021.
28.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2022.
29.	Filed herewith.

113

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orbital Energy Group, Inc.

By:	/s/ Nicholas M. Grindstaff
Nicholas M. Grindstaff
Chief Financial Officer/ Principal Accounting Officer

Date: April 20, 2022